Form 10-K405
period 1996-12-31
SUN HYDRAULICS INC
filed 1997-03-31
CIK 1024795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996      Commission file number 0-21835

                           SUN HYDRAULICS CORPORATION
                     ---------------------------------------
            (Exact Name of Registration as Specified in its Charter)

                     FLORIDA                         59-2754337
                     -------                         ----------
          (State or Other Jurisdiction of          (I.R.S. Employer
           Incorporation or Organization)         Identification No.)

      1500 WEST UNIVERSITY PARKWAY
           SARASOTA, FLORIDA                           34243
           -----------------                           -----
(Address of Principal Executive Offices)             (Zip Code)

                                  941/362-1200
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.001 per share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 21, 1997, was $36,504,237 based upon the reported closing sale price of such shares on the Nasdaq Stock Market's National Market for that date. As of March 21, 1997, there were 6,300,002 shares outstanding.

                                     PART I

                                ITEM 1. BUSINESS

        Certain statements contained in this "Item 1. Business" that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Forward-Looking Information."

OVERVIEW

         The Company is a leading designer and manufacturer of high-performance, screw-in hydraulic cartridge valves and manifolds which control force, speed and motion as integral components in fluid power systems. The innovative floating construction of the Company's screw-in cartridge valves provides demonstrable performance and reliability advantages compared to other available screw-in cartridge valves. Screw-in cartridge valves are an increasingly accepted alternative to conventional forms of hydraulic valving, offering significant design flexibility, as well as substantial size, weight and efficiency benefits afforded to designers of fluid power systems. Since the introduction of screw-in hydraulic cartridge valves in the late 1950s, manufacturers of these and similar products have captured approximately $550 million of the worldwide market for all non-aerospace hydraulic valves and manifolds, which management believes to be in excess of $3 billion. The Company has generated a profit each year since 1972. The Company believes that its success is primarily a result of its innovative product design, consistent high quality and superior product performance.

         Fluid power involves the transfer and control of power through fluids under pressure. Fluid power systems are integral to a wide variety of manufacturing, material handling, agricultural and construction equipment. Due to its mechanical advantage, fluid power is widely employed to move and position materials, control machines, vehicles and equipment, and improve industrial efficiency and productivity. Fluid power systems typically are comprised of valves and manifolds that control the flow of fluids, a pump that generates pressure and actuators such as cylinders and motors that translate pressure into mechanical energy.

        The Company designs and manufactures one of the most comprehensive lines of screw-in hydraulic cartridge valves in the world. These valves control direction, pressure, flow and loads, are available in up to five size ranges, and are suitable for flows from 5 to 400 gallons per minute and continuous operating pressures up to 5,000 pounds per square inch. The floating construction pioneered by the Company provides demonstrable performance and reliability advantages compared to competitors' product offerings due to its self-alignment characteristic that accommodates potential manufacturing deviations common in the thread-making operations of screw-in cartridge valves and manifolds. This floating construction significantly differentiates the Company from most of its competitors, who design and manufacture rigid screw-in cartridge valves that fit an industry common cavity. The Company believes that competitors' products typically do not offer the inherent reliability of the Company's products and cannot provide equivalent operating performance because of the design constraints imposed by the industry common cavity.


         The Company also designs and manufactures the most comprehensive line of standard manifolds in the world. A manifold is a solid block of metal, usually aluminum, steel or ductile iron, which is machined to create threaded cavities and channels into which screw-in cartridge valves are installed and through which the hydraulic fluids flow. Fluid power engineers can package standard or customized manifolds with screw-in cartridge valves to create application-specific, multiple-function hydraulic control systems that are safe, reliable and provide greater control. In 1996, screw-in cartridge valves accounted for approximately 75% of the Company's net sales while standard and custom manifolds accounted for approximately 25% of net sales.

         The Company sells its products primarily through a global network of independent fluid power distributors to a diverse universe of end users, for use in various "mobile" applications, such as construction, agricultural and utility equipment (approximately 65% of net sales), and a broad array of "industrial" applications, such as machine tools and material handling equipment (approximately 35% of net sales). Sales to the Company's largest distributor represented approximately 6% of net sales in 1996, and the Company believes that aggregate sales by its distributors to the largest end user represented less than 3% of net sales in 1996.

         The Company believes that screw-in cartridge valves will continue to achieve significant growth at the expense of conventional hydraulic valves as design engineers recognize the inherent advantages of screw-in cartridge valves. The Company believes that additional growth potential for screw-in cartridge valve applications exists as a result of a trend toward miniaturization as end users require smaller, lighter-weight and more efficient components. Custom manifolds that utilize screw-in cartridge valves allow customers to design an optimal solution for control of their fluid power systems that significantly reduces assembly time and expense. The United States and Western Europe are the largest developed markets for screw-in cartridge valves, and the Company believes future growth prospects are particularly attractive in the Pacific Rim, Eastern Europe and India where the adoption of screw-in cartridge valves is in the early stage. In 1996, approximately 34% of the Company's net sales were outside the United States.

         Management believes that the Company's success during its 27-year history is due in large part to its emphasis on innovative product designs and vertically integrated, state of the art manufacturing processes. Management attributes the Company's ability to continuously implement process improvements to its horizontal management structure that encourages employee contribution at all levels. The Company does not have a formal organizational chart and employee responsibilities do not devolve from titles or narrow job descriptions. This management philosophy is utilized throughout the Company's operations.

         The Company was organized as a Florida corporation in 1986 to take over the operations of the business of the Company's predecessor, Suninco, Inc. (f/k/a Sun Hydraulics Corporation) which was founded in 1970 by Robert E. Koski for the specific purpose of developing and promoting screw-in cartridge valve technology. The address of the Company's executive offices is 1500 West University Parkway, Sarasota, Florida 34243 and its telephone number is (941) 362-1200.

         On June 28, 1996, Suninco, Inc. was merged into the Company. Prior to the merger, the Company and Suninco were controlled by the same group of stockholders and were operated as a common enterprise, with Suninco as the owner and lessor of the Company's Sarasota, Florida, manufacturing plant and certain equipment utilized by the Company at that location. See "Item 13. Certain Relationships and Related Transactions - Suninco Merger." Immediately prior to the Company's initial public offering of Common Stock in January 1997, the Company acquired all of the outstanding shares of capital stock of Sun Hydraulik Holdings Limited, a private limited company organized under the Laws of England and Wales ("SHHL"), pursuant to an exchange offer made by the Company to all of the stockholders of SHHL. See "Item 13. Certain Relationships and Related Transactions - Reorganization with Sun Hydraulik Holdings Limited."

INDUSTRY BACKGROUND

         Fluid power is one of three basic technologies, along with electrical and mechanical, utilized to achieve power transmission and motion control. Due to its mechanical advantage, fluid power is widely employed to move and position materials, control machines, vehicles and equipment, and improve industrial efficiency and productivity. Fluid power can perform work on very light loads with a high degree of accuracy or develop enormous forces to move and position materials and equipment that weigh many tons. As a result, fluid power systems are integral to a wide variety of manufacturing, material handling, agricultural and construction equipment. Fluid power systems typically are comprised of valves and manifolds that control the flow of fluids, a pump to generate fluid pressure, and actuators, such as cylinders and rotary motors, to translate pressure into mechanical energy.

         Screw-in hydraulic cartridge valves first appeared in the late 1950s as an alternative to conventional forms of hydraulic valving. Conventional hydraulic valves are generally larger in size, typically manufactured from cumbersome iron castings, relatively inflexible in their ability to interface with machinery and equipment, and are usually simple devices designed to control a single task. Screw-in cartridge valves represent a miniaturization of hydraulic valves, providing the same functional characteristics as conventional valves, but in a smaller package size. In addition to being lighter-weight and more compact, screw-in cartridge valves frequently offer significant advantages in interface flexibility and cost over conventional hydraulic valves.

         Screw-in cartridge valves have achieved greater marketplace acceptance in recent years as hydraulic system design engineers increasingly use them to develop multiple-function control systems. A number of screw-in cartridge valves can be grouped together in a manifold, creating a hydraulic control system that is functionally analogous to an electronic integrated circuit. The

Company's breadth of products offers many custom "packaging" opportunities that allow design engineers to create custom, application-specific solutions using the Company's cataloged "off-the-shelf" screw-in cartridge valves and related components. End users can utilize screw-in valves and custom manifolds to design an optimal solution for control of their fluid power systems that significantly reduces assembly time and expense.

         The Company estimates the global market for non-aerospace hydraulic valves to be in excess of $3 billion, and believes that manufacturers of screw-in hydraulic cartridge valves and manifolds and similar products have captured approximately $550 million of the total market. The United States and Western Europe are the largest developed markets for screw-in cartridge valves, and the Company believes that future growth prospects are particularly attractive in the Pacific Rim, Eastern Europe and India, where the adoption of screw-in cartridge technology is in the early stage.

STRATEGY

         The Company's objective is to enhance its position as one of the world's leading designers and manufacturers of screw-in hydraulic cartridge valves by (i) broadening the market for screw-in cartridge valve applications,
(ii) continuing the geographic expansion of its markets, and (iii) selectively expanding its product lines. Key elements of the Company's strategy include the following:

         Deliver Value Through High-Quality, High-Performance Products. The Company's products are designed with operating and performance characteristics that typically exceed those of functionally similar products. Overall, the Company's products provide high value because they generally operate at higher flow rates and pressures than competitive offerings of the same size. The Company tests 100% of its screw-in cartridge valves in order to ensure the highest level of performance on a consistent basis.

         Offer a Wide Variety of "Off-the-Shelf" Products. The Company currently offers one of the most comprehensive lines of screw-in cartridge valves in the world. The Company is committed to producing functionally superior, cataloged products that contain a high degree of common content to minimize work in process and maximize manufacturing efficiency. Products are designed for use by a broad base of industries to minimize the risk of dependence on any single market segment or customer. The Company, in the future, will seek to expand its business through development of products that are complementary to its existing products.

         Capitalize on Custom Manifold Opportunities. Because fluid power system design engineers are increasingly incorporating screw-in cartridge valves into custom control systems, the Company will concentrate its efforts in the custom manifold market in two ways: (i) by designing and manufacturing manifolds which incorporate the Company's screw-in cartridge valves for sale to original equipment manufacturers ("OEMs"), and (ii) by encouraging competitive manifold manufacturers to utilize the Company's screw-in cartridge valves in their manifold designs. The Company's internally developed, proprietary expert system software allows the Company efficiently to design and manufacture smaller, more efficient manifolds in low quantities. The Company provides free software to aid manifold designers in designing the Company's unique cavity into their manifolds and sells tooling at cost for machining its cavities, allowing independent manifold manufacturers easily to incorporate the Company's screw-in cartridge valves into their designs. In March 1997, the Company commenced operations in a new 60,000 square foot factory in Sarasota, Florida, that will house all of the United States standard and custom manifold manufacturing operations.

         Expand Global Presence. The Company intends to continue to increase its global presence through expansion of its distribution network and its international manufacturing capabilities. Key areas for expansion where the Company has minimal presence include Central and South America, China and Eastern Europe. In addition to operating units in Germany and England, the Company has strong distributor representation in most developed and developing markets, including Western Europe, Taiwan, Korea, Singapore, Australia and Japan. In 1996, the Company generated approximately 34% of its net sales outside the United States. The Company believes that further expansion of its international manufacturing facilities could enhance its competitive position in certain foreign markets. In addition, custom manifolds provide an opportunity for distributors to offer significant local-added content through the local production of manifolds that incorporate the Company's screw-in cartridge valves. This strategy helps minimize potential tariffs and duties that could inflate the price of the Company's products in foreign markets.

         Maintain a Horizontal Organization with Entrepreneurial Spirit. The Company believes that maintaining its horizontal management structure is critical to retaining key personnel and an important factor in attracting top talent from within the hydraulic valve and manifold industry. The Company will strive to maintain its horizontal management structure that encourages communication, creativity, an entrepreneurial spirit and individual responsibility among employees. Employee initiatives have led to continuous process improvement, resulting in considerable operating efficiencies and quality control, as well as the maintenance of a safe and comfortable working environment. The Company believes that a lack of job titles and direct formal reporting responsibilities eliminates perceived barriers to advancement and reduces the potential for adversarial relationships to arise within the organization. A workplace without walls in the Company's offices as well as on the shop floor encourages informal employee consultation and provides the opportunity for all personnel to interface across functional areas.

         Leverage Manufacturing Capability and Know-how as Competitive Advantages. The Company believes one of its competitive advantages is its ability to manufacture products to demanding specifications. The Company's strong process capability allows it to machine parts to exacting dimensional tolerances, resulting in the high performance characteristics of its screw-in cartridge valves. The Company has the ability to control manufacturing processes to replicate products consistently and can, if it desires, manufacture all components of its products with the exception of springs and elastomer seals. Additionally, the Company has in-house heat treatment capability to provide consistent and reliable control of this critical operation.

         Sell Through Distributors, Market to End Users. Due to the variety of potential customers and the Company's desire to avoid unnecessary bureaucracy, the sales function has been performed primarily by independent distributors. The Company currently utilizes 60 distributors, 37 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities which enable them to develop practical, efficient and cost-effective fluid power systems for their customers. The Company provides a high level of technical support to its distributors through open access to the Company's engineering staff, catalogs, technical documents and technical training programs. In addition, the Company maintains close relationships with many OEMs and end users of its products in order to understand and predict future needs for fluid power control devices and to test and refine new product offerings.

PRODUCTS

         The Company's products are integral components in fluid power systems for both "mobile" applications, such as construction, agricultural and utility equipment (approximately 65% of net sales) and a broad array of "industrial" applications, such as machine tools and material handling equipment (approximately 35% of net sales). In 1996, screw-in cartridge valves accounted for approximately 75% of the Company's net sales while standard and custom manifolds accounted for approximately 25% of net sales.

Screw-in Cartridge Valves

         The Company designs and manufactures high-performance, screw-in hydraulic cartridge valves in up to five size ranges, suitable for flows from 5 to 400 gallons per minute and continuous operating pressures up to 5,000 pounds per square inch. The floating construction pioneered by the Company provides demonstrable performance and reliability advantages compared to competitors' product offerings due to its self-alignment characteristic that accommodates potential manufacturing deviations common in the thread-making operations of screw-in cartridge valves and manifolds. This floating construction significantly differentiates the Company from most of its competitors, who design and manufacture rigid screw-in cartridge valves that fit an industry common cavity. The floating construction of the Company's screw-in cartridge valves eliminates the tendency of working parts inside rigid cartridge valves to bind when screwed into the manifold, which leads to unnecessary stress and often premature failure.

         The Company has developed new market opportunities by scaling its screw-in cartridge valves to accommodate application requirements with various flow ranges. Management believes that the series zero valve introduced in 1996 will allow the Company to gain entry to new market applications which it previously had not been able to serve, including fork lift trucks and food processing equipment, factory automation and robotics. The Company believes that scaling involves minimal risk, as designs and manufacturing processes are already proven. Future upward scaling of the product line currently is in a conceptual stage.

         The Company manufactures screw-in cartridge valves for load control, pressure control, flow control and logic and directional control, with a broad range of other unique functional offerings. Many variants of the same basic functional products can be interchanged with each other to attain an optimum level of performance in a customer's fluid power system. The Company's screw-in cartridge valves are described more fully below.

                  Load Control Valves. The Company considers itself to be the world's recognized leader in the design and manufacture of load control valves and believes that it holds a dominant market share position in multiple end use applications. Load control valves are pressure devices that are used to control the motion and locking of linear and rotary hydraulic actuators (cylinders and motors) and often are used as safety devices in many critical system areas. Typical applications for these products include cranes, manlifts and aerial platforms. The uncompromising requirement for smooth and reliable operation in these applications has helped build the Company's reputation as a high quality, screw-in cartridge valve manufacturer. Load control valves represent the Company's largest selling product family.

                  Pressure Control Valves. The Company manufactures screw-in cartridge valves for limiting or regulating fluid pressure. Types of pressure controls include relief valves, reducing valves, reducing/relieving valves and sequence valves, each available in many variants and configurations. Most hydraulic systems incorporate at least one pressure relief valve for over-pressure protection.

                  Flow Control Valves. The Company manufactures a variety of two-, three- and four-port valves to control the rate of flow of fluids in fluid power systems. These valves typically are used to control speed and are an integral component in most fluid power systems. Variety and high flow capacity relative to physical size help differentiate the Company in this product area.

                  Logic and Directional Control Valves. The Company manufactures a variety of screw-in cartridge valves that can be used as directional control devices. These valves are used to start, direct and stop the flow of fluid in a fluid power system and can be actuated electrically, manually or with hydraulic pressure. The Company's logic control valves, some of which are patented, can be used in combination with one another to provide complex directional control functions. The Company also manufactures high-pressure spool-type solenoid valves and other pilot devices that can be used to actuate other Company screw-in cartridge valves.

                  Other Products. The Company designs and manufactures a broad array of screw-in cartridge valves that can be used in combination with other Company products to offer useful and unique functionality. For example, the Company's Air-Bleed and Start-Up cartridge valves help protect a fluid power system from potential damage by releasing air trapped in the system when a machine is shut down for maintenance. Often, these functional products are not manufactured by any other competitors, providing the Company with additional sales opportunities. While these products are not generally demanded in high volumes, their usefulness across industries helps strengthen the Company's brand name and market penetration.

Manifolds

         A manifold is a solid block of metal, usually aluminum or ductile iron, which is machined to create threaded cavities and channels into which screw-in cartridge valves can be installed and through which the hydraulic fluid flows. The manifolds manufactured by the Company are described more fully below.

                  Standard Manifolds. The variety of standard, cataloged manifolds offered by the Company is unmatched by any screw-in cartridge valve competitor. These products allow customers easily to interface the Company's screw-in cartridge valves into their systems in many different ways. Once designed, standard manifolds require minimal, if any, maintenance engineering over the life of the product. The following are the types of standard manifolds manufactured by the
         Company:

         - Line Mounted Manifolds can be placed anywhere in a hydraulic system and are easily connected to various standard couplings. These specific products are suitable for both mobile and industrial applications.

         - Subplates and Sandwich Manifolds are offered in five different sizes and industry standard interface patterns and generally are used in industrial applications. The Company believes that the breadth of different functional screw-in cartridge valves it manufactures allows it to offer more functionally unique standard sandwich manifolds than any other cartridge valve or conventional valve manufacturer.

         - Motor Mount Manifolds fit a variety of the most common commercially available hydraulic motor interface patterns. These products allow users of hydraulic motors to buy standard control elements to interface simply and easily with their motors.

                  Custom Manifolds. Custom manifolds are designed for a customer-specific application and typically combine many different screw-in cartridge valves in a single package. The Company's internally developed, proprietary expert system software allows the Company efficiently to design and manufacture smaller, more efficient manifolds in low quantities.

ENGINEERING

         The Company believes that it is critical for engineers to play an important role in all aspects of the Company's business, including design, manufacturing, sales and marketing and technical support. The Company currently employs 11 screw-in cartridge valve design engineers, 13 engineering personnel who serve in other capacities, including designing standard and custom manifolds, and five additional engineers who provide technical support. When designing products, engineers work within a disciplined set of design parameters that often results in repeated incorporation of existing screw-in cartridge valve components in new functional products. The Company's focus on engineering has served as the foundation of its ability to offer the expansive range of screw-in cartridge valves that it brings to market.

         Before designing functionally new screw-in cartridge valves, the Company's engineers and sales and marketing personnel first establish performance and operating requirements for the products. An iterative design process is undertaken to meet the expected performance requirements in a screw-in cartridge valve that fits the Company's cavity. Prototypes are typically hand built and subject to extensive testing until the desired performance levels are achieved. Before a new product is released for sale, the Company's engineers will work closely with beta site customers to test the product under actual field conditions.

         During product development, engineers work closely with manufacturing personnel to define the processes required to manufacture the product reliably and consistently. The close link between engineering and manufacturing helps to ensure a smooth transition from design to market. Design changes to facilitate manufacturing processes are not considered if performance levels would be compromised. The Company practices a continuous improvement process, and at various times the Company may incorporate design changes in a product to improve its performance or life expectancy. All of the Company's engineers provide application support to customers and distributors.

MANUFACTURING

         The Company is a process intensive manufacturing operation that extensively utilizes state of the art computer numerically controlled ("CNC") machinery to manufacture its products with consistent replication and minimal lead times. Where commercial machinery is not available for specific manufacturing or assembly operations, the Company often designs and builds its own machinery to perform these tasks. The Company makes extensive use of automated handling and assembly technology (robotics) where possible to perform repetitive tasks, thus promoting manufacturing efficiencies and workplace safety. The Company has its own electric heat treatment furnace to provide consistent and reliable control of this important operation.

         The Company's manufacturing operations include turning, grinding, honing and lapping operations for its screw-in cartridge valves and milling and drilling operations for its manifolds. Most machinery employed by the Company is computer numerically controlled, with more than

75 CNC machines in operation in the Company's manufacturing plants. The Company employs more than 60 robots, including 45 intelligent (programmable) models, to supplement traditional pick and place units. In addition, eight vision systems are in use with three used for decision making tasks. In its manifold manufacturing operations in Florida and England, the Company utilizes internally developed, proprietary personal computer based software to program machines off-line and to minimize setup times. This expert system also enables the Company to utilize compound angle holes in its manifold designs, a technique that allows manifolds to be made smaller in size with fewer potential leak points.

         At its Sarasota, Florida cartridge valve plant, the Company has extensive testing facilities that allow its design engineers to test fully all products at their maximum rated pressure and flow rates. A metallurgist and complete metallurgical laboratory support the Company's design engineers and in-house heat treatment facility. Extensive test equipment also is utilized by the resident engineers at the Company's plants in England and Germany.

         The Company employs a build-to-order philosophy and relies on its distributors to purchase and maintain sufficient inventory to meet their customers' demands. On the front end, most raw materials are delivered on a just-in-time basis, with a one-day supply of aluminum and a five-day supply of steel held in plant. These and other raw materials are commercially available from multiple sources. Scheduling is aided by a software system that provides employees with the requisite information to make intelligent scheduling decisions.

         The Company's ability to machine components to exacting tolerances, such as millionths of an inch circularity, makes it more difficult for competitors to offer products of equal performance. The Company controls most critical finishing processes in-house but does rely on a small network of outside manufacturers to machine cartridge components to varying degrees of completeness. High volume machining operations are performed exclusively at outside vendors. The Company is very selective in establishing its vendor base and develops long-term relationships with vendors. The Company is capable of machining all parts of its cartridge valves and manifolds in house, except elastomer seals and springs. Manufacturing processes at the existing facilities in the United States and England have been certified to ISO 9002 since 1993.

         The Company's operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. The Company believes that it is in material compliance with all of such laws. Compliance with such laws and regulations has not had, and is not expected to have, any material effect on the Company's earnings or competitive position. The Company has not been required to make any material capital expenditures, nor does it expect to have to make any material capital expenditures, in connection with its compliance with such laws and regulations.

SALES AND MARKETING

         The Company's products are sold globally primarily through independent fluid power distributors. Distributors are supported with product education programs conducted by the Company at its facilities. Technical support is provided by each of the Company's three operations (Florida, England and Germany), with two additional regional support offices in the United States. Included in the Company's sales and marketing staff are hydraulic engineers that have significant experience in the fluid power industry. Discount pricing structures encourage distributors to buy in moderate to high volumes to ensure there is a local inventory of products in the marketplace. Domestic distributors are rewarded with additional pricing discounts if payments are received within 10 days of invoicing, helping to establish lower accounts receivable cycle times. The Company does not grant extended payment terms to distributors. The Company has an exchange policy which permits distributors to return standard screw-in cartridge valves and standard manifolds for full credit, provided that the products are in new condition, packaged in factory boxes and date coded within two years. All inventory exchanges must be approved by the Company, and a distributor's quarterly total list price value of inventory exchanges generally is not permitted to exceed 2% of the distributor's prior year's annual shipments, up to a maximum of $50,000.

         The Company currently utilizes 60 distributors, 37 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities which enable them to develop practical, efficient and cost-effective fluid power systems for their customers. Sales to the Company's largest distributor represented approximately 6% of net sales in 1996 and approximately 34% of the Company's net sales were outside of the United States in 1996.

         In addition to distributors, the Company sells directly to other companies within the hydraulic industry under a pricing program that does not undermine the primary distributors' efforts. Companies that participate in this program must utilize the Company's products in a value-added application, integrating the Company's screw-in cartridge valves into other fluid power products of their manufacture. This strategy strengthens the Company because it encourages other manufacturers to buy from the Company instead of competing with it. The "goodwill" relationships that result from this strategy also help to keep the Company abreast of technological advances within the fluid power industry, aiding in new product development. In 1996, direct sales to other fluid power component manufacturers accounted for approximately 4% of net sales.

         While the Company generally does not sell directly to end users, it markets directly to end users with catalogs that typically include suggested list prices along with suggested customer discounts. This program is intended to provide design engineers with all the necessary information that is required to specify and obtain the Company's products. Since the average price for a single screw-in cartridge valve is about $20 and the typical order from an end user is for a relatively small quantity, the Company recognizes that its products are often "bought" and not "sold." Publishing and distributing technically comprehensive catalogs makes the Company's products easy to purchase. The Company believes that publishing prices helps to maintain the Company's pricing strategy.

CUSTOMERS

         The Company mails its catalogs to more than 15,000 potential end users in the United States and Canada. Overseas marketing and catalog distribution is executed primarily through distributors. The Company believes that its single largest end use customer represented less than 3% of net sales in 1996, minimizing risks of dependence on major customers. The loss of any one customer would not have a material adverse effect on the Company's business. End users are classified by whether their primary applications for the Company's products are "mobile" or "industrial."

         Mobile applications involve equipment that generally is not fixed in place, such as construction, agricultural and utility equipment. Mobile customers were the original users of screw-in cartridge valves due to the premium that these industries place on considerations of space, weight and cost. Mobile customers currently account for approximately 65% of the Company's net sales.

         Industrial applications involve equipment that generally is fixed in place in factories or processing plants. Examples include presses, injection molding equipment and machine tools. The requirements of the industrial marketplace are more demanding than most mobile applications since industrial equipment typically operates at significantly higher cycles. The Company's products are designed to withstand these operating imperatives, and industrial applications currently account for approximately 35% of the Company's net sales. Many conventional valve designs still are used in industrial applications and represent substitution opportunities for the Company's products.

         The Company's distributors are not authorized to approve the use of its products in any of the following applications: (i) any product that comes under the Federal Highway Safety Act, such as steering or braking systems for passenger-carrying vehicles or on-highway trucks, (ii) aircraft or space vehicles, (iii) ordnance equipment, (iv) life support equipment, and (v) any product that, when sold, would be subject to the rules and regulations of the United States Nuclear Regulatory Commission. These "application limitations" have alleviated the need for the Company to maintain the internal bureaucracy necessary to conduct business in these market segments.

COMPETITION

         The hydraulic valve industry is highly fragmented and intensely competitive. The Company has a large number of competitors, some of which are full-line producers and others that are niche suppliers like the Company. Most competitors market globally. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by the Company. There has been some consolidation activity in recent years, with large, full-line producers filling out their product lines with the acquisition of smaller, privately held screw-in cartridge valve producers. The Company believes that it competes based upon quality, reliability, price, value, speed of delivery and technological characteristics.

         Most of the Company's screw-in cartridge valve competitors produce screw-in cartridge valves that fit an industry common cavity that allows their products to be interchangeable. The industry common cavity is not supported by any national or global standards organizations. The International Standards Organization (ISO) recently developed a standard screw-in cartridge cavity that is different from the industry common cavity. The Company does not manufacture a product that fits either the industry common or the ISO standard cavity. Currently, the Company is not aware that any major competitor produces products that conform to the ISO standard.

         The manifold business is also highly fragmented and intensely competitive. All of the major screw-in cartridge valve manufacturers either manufacture manifolds or have sources that they use on a regular basis. In addition, there are a number of independent manifold suppliers that produce manifolds incorporating various manufacturers' screw-in cartridge valves, including those made by the Company. Finally, there are many small, independent machine shops that produce manifolds at very competitive prices. Competition in the manifold business is based upon quality, price, relationships based on proximity to the customer, and speed of delivery.

EMPLOYEES

         As of March 14, 1997, the Company had approximately 420 full-time employees in the United States, approximately 70 in England and 10 in Germany. Over 80% of its employees are in manufacturing functions, over 10% are in engineering and marketing functions, and the remainder are in other support functions. None of the employees in any operating unit are represented by a union and the Company believes that relations with its employees are good.

         Employees are paid either hourly or with an annual salary at rates that are competitive with other companies in the industry and geographic area. The combination of competitive salary, above average health and retirement plans, and a safe and pleasant working environment discourages employee turnover and encourages efficient, high-quality production.

         The Company recognizes the need for continuing employee education to allow the workforce to remain effective in today's rapidly changing technological environment. Significant time is dedicated to education programs that assist employees in understanding technology and the change it brings to their jobs. The Company also offers tuition reimbursement programs that encourage employees to continue the education process outside the workplace.

PATENTS AND TRADEMARKS

         The Company believes that the growth of its business will be dependent upon the quality and functional performance of its products and its relationship with the marketplace, rather than the extent of its patents and trademarks. The Company's principal trademark is registered globally in the following countries:
Australia, Canada, France, Germany, Italy, Japan, Korea, Mexico, Spain, Sweden, Switzerland, the United Kingdom and the United States. While the Company believes that its patents have significant value, the loss of any single patent would not have a material adverse effect on the Company.

                               ITEM 2. PROPERTIES

         The Company owns four manufacturing facilities, two in Sarasota, Florida, one in Coventry, England, and one in Erkelenz, Germany. The Sarasota cartridge valve facility has approximately 66,000 square feet, with additional acreage at the site that can accommodate future expansion. The new manifold facility in Sarasota has approximately 60,000 square feet and commenced operations in March, 1997. The Coventry plant is comprised of approximately 25,000 square feet, with additional acreage at the site that can accommodate future expansion. The new facility in Erkelenz, Germany that was completed in March, 1997, has approximately 42,000 square feet that is used as a distribution center and will be used for future manufacturing needs. Initially, the German facility will utilize a small percentage of available space to assemble cartridge valves and manifolds; the Company intends to sublease a portion of the unused space.

                            ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings other than routine litigation incidental to its business.

                     ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

         Prior to the Company's initial public offering, by written consent dated December 17, 1996, holders of a majority of the outstanding shares of the Company approved the Amended and Restated Articles of Incorporation of the Company. The Amended and Restated Articles of Incorporation of the Company include provisions establishing a classified board of directors, setting forth requirements for the calling of special meetings of the shareholders, prohibiting action by written consent of the shareholders if there are more than 30 shareholders of record, limiting the liability of directors, providing indemnification to directors and officers to the full extent permitted by the Florida Business Corporation Act, and requiring the affirmative vote of the holders of at least 80% of the outstanding voting stock in order to amend certain provisions of the Articles of Incorporation.

         Pursuant to the written consent dated December 17, 1996, holders of a majority of the outstanding shares of the Company also approved the Sun Hydraulics Corporation 1996 Stock Option Plan (the "Plan"). Pursuant to the Plan, the Company may issue up to 1,000,000 shares of Common Stock to officers, Directors and employees of the Company. The options granted under the Plan may be incentive stock options or nonstatutory options (except that options granted to Directors who are not also employees of the Company must be nonstatutory options). The exercise price for incentive stock options may not be less than the fair market value of the Company's common stock on the date the options are granted. The exercise price for nonstatutory options may be equal to or less than the fair market value of the Common Stock on the date the options are granted. Options granted under the Plan may expire no later than ten years after the date of grant.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
                          AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on The Nasdaq National Market of The Nasdaq Stock Market under the symbol "SNHY." The Company completed its initial public offering of Common Stock on January 14, 1997, and, accordingly, there was no trading during either of the two prior fiscal years.

         There were 93 shareholders of record of Common Stock on March 14, 1997, including the Depository Trust Company, which was the shareholder of record for over 2,300,000 shares on such date. The Depository Trust Company is a clearing agency utilized by most brokers and banks to hold record title to stocks owned by such brokers and banks and their customers.

         The Company declared a cash dividend of $.035 per share on March 15, 1997, to shareholders of record on March 31, 1997, payable on April 15, 1997. The Company currently intends to pay quarterly cash dividends of $.035 per share, assuming that there are funds legally available therefor. However, the declaration and payment of dividends will be subject to the sole discretion of the Board of Directors of the Company and will depend upon the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. Further, the Company's agreement with its primary lender includes a covenant which restricts the payment of dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                    ITEM 6. SELECTED COMBINED FINANCIAL DATA

         The following summary should be read in conjunction with the combined financial statements and related notes and Exhibit 11.1 contained herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business."

                                                           YEARS ENDED DECEMBER 31,
                                          1992         1993          1994          1995         1996
                                          ----         ----          ----          ----         ----
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Net sales                             $ 28,331      $ 32,431      $ 42,853    $ 55,388      $ 54,572
  Cost of sales                           17,946        21,971        27,512      34,581        37,185
                                        --------      --------      --------    --------      --------
  Gross profit                            10,385        10,460        15,341      20,807        17,387
  Selling, engineering and
    administrative expenses                7,826         7,346         8,605      10,578        12,097(1)
                                        --------      --------      --------    --------      --------
  Operating income                         2,559         3,114         6,736      10,229         5,290
  Interest expense                           997           931           859         814           823
  Miscellaneous (income) expense            (252)          249            66         (79)          267
                                        --------      --------      --------    --------      --------
  Income before income taxes               1,814         1,934         5,811       9,494         4,200
  Deferred tax provision (2)                                                                     2,425
  Income tax provision (benefit)(3)         (201)         (148)          408         633           704
                                        --------      --------      --------    --------      --------
  Net income                            $  2,015      $  2,082      $  5,403    $  8,861      $  1,071
                                        ========      ========      ========    ========      ========
PRO FORMA STATEMENT OF
INCOME DATA:
  Pro forma income
  before income taxes                   $  1,814      $  1,934      $  5,811    $  9,494      $  4,200
  Pro forma income tax provision             580           604         2,738       3,611         1,583
                                        --------      --------      --------    --------      --------
  Pro forma net income(4)               $  1,234      $  1,330      $  3,073    $  5,883      $  2,617
                                        ========      ========      ========    ========      ========
  Pro forma net income per
    common share(5)                                                             $    .92      $    .40
  Supplemental pro forma
    net income(4)                                                                             $  2,870
                                                                                              ========
  Supplemental pro forma
    net income per share (5)                                                                  $    .44
                                                                                              ========
  Weighted average shares
    outstanding(5)                                                                 6,424         6,509
OTHER FINANCIAL DATA:
  Depreciation                          $  1,971      $  2,112      $  2,197    $  2,556      $  2,857
  Capital expenditures                     1,987         3,005         5,130       7,657        16,963

                                                                          DECEMBER 31
                                         1992         1993         1994          1995          1996            1996
                                         ----         ----         ----          ----          ----            ----
                                                                                                              PRO FORMA
BALANCE SHEET DATA:
  Cash and cash equivalents..........     $ 1,128      $ 1,883       $ 2,371       $ 2,434       $ 1,038       $ 4,774
  Working capital....................       3,396        4,557         5,085         4,326           958         6,147
  Total assets.......................      20,411       22,674        27,868        33,864        48,416        51,104
  Total debt.........................       7,637        8,184         8,025         6,186        17,218        11,065
  Shareholders' equity...............      10,805       12,051        15,624        21,529        22,397        31,238

--------------------

(1) Includes a non-recurring, non-cash compensation expense of approximately $1.5 million related to the termination of phantom stock compensation agreements and the issuance of options to Directors. See
         Note 13 of the Notes to Financial Statements. Excluding such expense, pro forma net income for the twelve months ended December 31, 1996 would have been approximately $3.8 million.
(2) Resulting from the termination of the Company's S Corporation status as of December 31, 1996.
(3) The Company previously operated as an S Corporation. Therefore, the historical income tax provision represents primarily foreign taxes.
(4) The pro forma net income is based on historical income as adjusted to reflect a provision for income taxes calculated using the statutory rates in effect during the applicable periods, as if the Company had been a C Corporation since inception. See Notes 2, 3 and 12 of the Notes to the Combined Financial Statements The supplemental pro forma net income reflects reduced interest expense related to the paydown of debt upon receipt of proceeds from the initial public offering.
(5) The pro forma net income per share and the supplemental pro forma net income per share are based on estimated weighted average number of shares outstanding during the period, after giving effect to the reorganization and the initial public offering.

                  ITEM. 7 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a leading designer and manufacturer of high-performance, screw-in hydraulic cartridge valves and manifolds which control force, speed and motion as integral components in fluid power systems. The Company's innovative product design, consistent high quality and superior product performance have allowed it to generate a profit in every year since 1972. Net sales were down approximately 1.5% for fiscal year 1996 compared to fiscal year 1995. In recent years, the Company's sales have been comprised of approximately 75% screw-in cartridge valves and approximately 25% manifolds, and the Company expects that relationship to remain relatively constant. The Company sells its products globally through independent distributors. In 1996, the Company generated approximately 34% of its net sales outside the United States, and the Company's single largest end user customer represented less than 3% of net sales.

         The Company experienced significant growth in net sales and improvements in profitability in 1994 and 1995. Management believes that the Company's growth was due primarily to the increasing awareness of the quality, reliability and design flexibility of the Company's products and its increased presence in international markets, as well as the growth of the hydraulics market in general. The fluid power industry peaked in mid-1995 and was generally flat in 1996, with shipments up 0.3% for the year, according to reports by the National Fluid Power Association.

         In the twelve months ended December 31, 1996, the Company experienced a decline in net sales that was consistent with industry business levels. In addition to industry flatness, the Company attributes the decline in sales to inventory reductions in its United States distribution channel and significant slowdowns in Canadian and German sales. The Company's gross margin deteriorated due to the inefficiencies at the Company's existing plant in Sarasota, Florida which was operating near capacity. The Company believes that the new facility in Sarasota, Florida that opened in March 1997, will address the current capacity constraints.

         The capital goods industry in general, and the hydraulic valve and manifold industry in particular, is subject to economic cycles. Historically, the Company has managed to mitigate negative consequences of cyclical downturns with new product introductions and geographic and end user market diversity. The demand for the Company's products is dependent upon demand for the capital goods in which the Company's products are incorporated.

         The Company maintains facilities in the United States, the United Kingdom and Germany. The United States plant manufactures screw-in cartridge valves and manifolds, and supplies the United Kingdom plant with finished products and some cartridge valve components for final assembly and test. The United Kingdom operation also manufactures manifolds and supplies a portion to the United States plant. Both the United States and United Kingdom operations supply technical support and finished product to the German distribution facility. During 1996 new facilities in the United States and Germany were under construction; both commenced operations in March 1997. The new plant in the United States will be used for the production of manifolds, and the original plant will be dedicated to the production of cartridge valves. The German facility will continue as a distribution operation and will be used for future manufacturing needs. The United States dollar is the functional currency for all intercompany sales, and international sales are made in a number of foreign currencies, particularly British pounds and German marks. Currency fluctuations have not been material to date, but could become more important as the Company's international sales grow in the future.

         Prior to January 1, 1997, the Company was an S Corporation for federal and state income tax purposes. As a result, the Company has not been subject to federal and state income taxes, but has been subject to foreign taxes. The Company has terminated its S Corporation status as of December 31, 1996, and is now fully subject to federal and state income taxes. Upon termination of S Corporation status, the Company recognized approximately $2.4 million of deferred income taxes.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items in the Company's statements of income as a percentage of net sales. Results for any one or more periods are not necessarily indicative of annual results or continuing trends.


                                                            1994                1995               1996
                                                            ----                ----               ----
Net sales.................................                  100.0%              100.0%             100.0%
Cost of sales.............................                   64.2                62.4               68.1
                                                            -----               -----              -----
Gross profit..............................                   35.8                37.6               31.9
Selling, engineering and
 administrative expenses..................                   20.1                19.1               22.2
                                                            -----               -----              -----
Operating income..........................                   15.7                18.5                9.7
Interest expense..........................                    2.0                 1.5                1.5
Miscellaneous (income) expense............                    0.1                (0.1)               0.5
                                                            -----               -----              -----
Income before income taxes................                   13.6%               17.1%               7.7%
                                                            =====               =====              =====

Comparison of Years Ended December 31, 1996 and 1995

         Net sales decreased 1.5%, or $0.8 million, to $54.6 million in the twelve month period ended December 31, 1996, compared to $55.4 million in the twelve month period ended December 31, 1995. Domestic net sales decreased 1.9%, or $0.7 million to $35.9 million in the twelve month period ended December 31, 1996. The decline primarily was due to a general decrease in fluid power industry shipments for the first three quarters of the year, United States distributor inventory corrections in the first half of the year and capacity constraints throughout the year. International net sales decreased 1.5%, or $0.3 million, to $18.5 million in the twelve month period ended December 31, 1996. United Kingdom, Pacific Rim and other foreign net sales increased 8.1% offset by net sales decreases in Germany and Canada of 11.2% and 26.2%, respectively.

         Gross profit decreased 16.4%, or $3.4 million, to $17.4 million in the twelve month period ended December 31, 1996, compared to $20.8 million in the twelve month period ended December 31, 1995. Gross profit as a percentage of net sales decreased to 31.9% for the twelve month period ended December 31, 1996, from 37.6% for the twelve month period ended

December 31, 1995. The decrease in gross profit was primarily due to increased costs in the United States plant as new machinery for future growth was installed in severely restricted space, creating excess down time and start-up costs. In addition, material cost increases also were experienced due to an increase in outsourcing necessitated because the United States plant was operating near capacity.

         Selling, engineering and administrative expenses increased 14.4% or $1.5 million, to $12.1 million in the twelve month period ended December 31, 1996, compared to $10.6 million in the twelve month period ended December 31, 1995. These expenses as a percentage of net sales increased to 22.2% for the twelve month period ended December 31, 1996, from 19.1% for the twelve month period ended December 31, 1995. The increase in selling, engineering and administrative expenses primarily was due to a non-recurring, non-cash compensation expense of $1.5 million related to the issuance of stock options and the cancellation of phantom stock compensation agreements. Excluding the $1.5 million compensation expense, selling, engineering and administrative expenses as a percentage of sales would have been 19.4% for the twelve month period ended December 31, 1996, compared to 19.1% for the twelve month period ended December 31, 1995.

Comparison of Years Ended December 31, 1995 and 1994

         Net sales increased 29.3%, or $12.5 million, to $55.4 million in 1995, compared to $42.9 million in 1994. Domestic net sales increased 27.7%, or $7.9 million, to a total of $36.6 million in 1995, compared to $28.7 million in 1994. International net sales increased 32.5%, or $4.6 million, to $18.8 million in 1995, compared to $14.2 million in 1994. The international net sales increase was due primarily to increased volume across all major geographic areas led by the Pacific Rim and Canada.

         Gross profit increased 35.6%, or $5.5 million, to $20.8 million in 1995, compared to $15.3 million in 1994. Gross profit as a percentage of net sales increased to 37.6% in 1995 from 35.8% in 1994. The improvement in gross margin was generally due to allocating fixed costs over a greater sales base.

         Selling, engineering and administrative expenses increased 22.9%, or $2.0 million, to $10.6 million in 1995, compared to $8.6 million in 1994. The increase in selling, engineering and administrative expenses was primarily due to increased customer support staffing, research and development expenses and professional fees. These expenses as a percentage of net sales decreased to 19.1% in 1995 from 20.1% in 1994. The decrease in these expenses as a percentage of net sales resulted from allocating these higher expenses over greater net sales.

QUARTERLY RESULTS OF OPERATIONS

         The following tables set forth certain quarterly financial information for each of the Company's last eight quarters. The Company believes that this information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the Financial Statements and the Notes thereto included elsewhere herein. The pro forma income tax provision and pro forma net income are presented as if the Company were a C Corporation in the periods presented. The operating results for any quarter are not necessarily indicative of the results for any future period or for the entire year.


                                                                  QUARTER ENDED
                            March 31     June 30     Sept. 30     Dec. 31      March 31    June 30       Sept. 30     Dec. 31
                             1995         1995        1995         1995         1996         1996         1996          1996
                             ----         ----        ----         ----         ----         ----         ----          ----
                                                                (IN THOUSANDS)
Net sales                  $ 13,632      $14,288     $ 14,798      $12,670     $13,806     $ 13,831      $13,596        $13,339
                           --------      -------     --------      -------     -------     --------      -------        -------
Cost of sales                 8,185        8,901        9,275        8,220       9,491        9,125        9,287          9,282
                           --------      -------     --------      -------     -------     --------      -------        -------
Gross profit                  5,447        5,387        5,523        4,450       4,315        4,706        4,309          4,057

Selling, engineering
 and administrative
 expenses                     2,486        2,549        2,617        2,926       2,665        2,929        3,694(1)       2,809
                           --------      -------     --------      -------     -------     --------      -------        -------
Operating income              2,961        2,838        2,906        1,524       1,650        1,777          615          1,248
Interest expense                212          220          180          202         205          218          255            145
Miscellaneous (income)
 expense                        (16)           5          (70)           2          53          (63)         117            160
                           --------      -------     --------      -------     -------     --------      -------        -------
Income before income
 taxes                        2,765        2,613        2,796        1,320       1,392        1,622          243            943
Pro forma tax
 provision                      987          933        1,149          542         554          646           55            328
                           --------      -------     --------      -------     -------     --------      -------        -------
Pro forma net income       $  1,778      $ 1,680     $  1,647      $   778     $   838     $    976      $   188        $   615
                           ========      =======     ========      =======     =======     ========      =======        =======
Supplemental pro forma
 net income                                                                    $   918     $  1,061      $   201        $   690
                                                                               =======     ========      =======        =======


(1)   Includes non-recurring compensation expense of $1.5 million.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary source of capital has been cash generated from operations, although short-term fluctuations in working capital requirements have been met through borrowings under revolving lines of credit as needed. The Company's principal uses of cash have been to pay operating expenses, make capital expenditures, make distributions to shareholders, repurchase shares of the Company's Common Stock and service debt.

         At December 31, 1996, the Company had working capital of approximately $1.0 million. Cash generated from operations in 1996 was $7.0 million, compared to $12.7 million in 1995 and $7.3 million in 1994. The decrease in the Company's cash generated from operations reflects a $7.8 million decrease in net income and approximately $0.8 million expended for public offering expense.

         Capital expenditures in 1996 were $17.0 million, compared to $7.7 million in 1995 and $5.1 million in 1994. In 1996, $12.6 million was spent for the new manufacturing plants in the United States and Germany, both of which commenced operations in March 1997. In 1996, the Company was awarded a grant of $0.5 million by the German government, which helped to offset the cost of the German facility. Also included in 1996 capital expenditures was $4.4 million for machinery and equipment. Capital expenditures in 1995 included $0.9 million for land and land improvements for the United States and German facilities.

         At December 31, 1996, the Company had a $1.7 million line of credit, secured by all inventory and accounts receivable. In February, 1997, this was replaced by a $10.0 million unsecured revolving credit facility with a term of one year and an interest rate equal to the bank lender's prime rate.

         In 1996, the Company obtained a mortgage loan of approximately $2.4 million, denominated in German marks, for the new facility in Erkelenz, Germany. The loan has a term of 12 years and bears interest at 6.47%. In May, 1996, the Company converted its existing $0.8 million line of credit for capital equipment to a term loan, borrowing an additional $2.3 million for a total loan amount of approximately $3.1 million at December 31, 1996. The converted loan had an interest rate of 8.25% and a maturity date of May 1, 2003. The loan is secured by the equipment purchased with the loan proceeds. Concurrently, the Company obtained a ten-year mortgage loan for $6.2 million at an interest rate of 8.25% for the new facility in Florida. This loan matures on July 1, 2006. At December 31, 1996, the existing Florida facility had a $2.4 million mortgage loan with an interest rate of 8.25% and a maturity date of April 1, 2006. In England, the Company has a $1.2 million line of credit, denominated in British pounds, which bears interest at a floating rate (8.25% at December 31, 1996) equal to 2.25% over the bank's base rate. None of these arrangements contain pre-payment penalties. In addition, the Company has $2.1 million in notes payable to former stockholders, which bear interest at a weighted rate of 15%, and which have terms ranging from three to five years. These notes were issued by the Company in connection with the repurchase of shares of Common Stock from the former shareholders, and do not allow for prepayment by the Company.

         In January, 1997, the Company received $20.3 million of proceeds from its initial public offering of common stock. Net proceeds after expenses were approximately $19.3 million. In January, 1997, $9.5 million of the S Corporation distribution was paid out representing 90% of the total distribution of $10.4 million. Also in January, the capital equipment loan balance of $2.9 million and the mortgage balance of $2.4 million on the original United States facility were paid off in full. In February, $0.9 million was paid on the revolving line of credit in the United States.

         The Company believes that cash generated from operations and borrowing availability under the $10 million bank line of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.

SEASONALITY

         The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. As a result, the Company's fourth quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year.

INFLATION

         The impact of inflation on the Company's operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy and relative stability in the Company's cost of sales. While inflation has not had, and the Company does not expect that it will have, a material impact upon operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

FORWARD-LOOKING INFORMATION

         Certain oral statements made by management from time to time and certain statements contained herein that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Forward looking statements, including those in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Item 1. Business," are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (i) the Company's strategies regarding growth, including its intention to develop new products, (ii) the Company's financing plans; (iii) trends affecting the Company's financial condition or results of operations;
(iv) the Company's ability to continue to control costs and to meet its liquidity and other financing needs; (v) the declaration and payment of dividends; and (vi) the Company's ability to respond to changes in customer demand domestically and internationally, including as a result of standardization. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur.

         Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company's products or technologies noncompetitive or obsolete; and (v) changes relating to the Company's international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to financial statements:

                  Report of Independent Certified Public Accountants.................................... 26
                  Combined Balance Sheets as of December 31, 1995 and 1996 and
                           Unaudited Pro Forma Balance Sheet as of December 31, 1996.................... 27
                  Combined Statements of Income for the years ended
                           December 31, 1994, 1995, and 1996............................................ 28
                  Combined Statements of Shareholders' Equity for the years ended
                           December 31, 1994, 1995, and 1996............................................ 29
                  Combined Statements of Cash Flows for the years ended
                           December 31, 1994, 1995, and 1996............................................ 30
                  Notes to Combined Financial Statements................................................ 31

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Sun Hydraulics Corporation and Sun Hydraulik Holdings Limited
(collectively "Sun Hydraulics Corporation")


In our opinion, the accompanying combined balance sheets and the related combined statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Sun Hydraulics Corporation (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Tampa, Florida
March 26, 1997

SUN HYDRAULICS CORPORATION

COMBINED BALANCE SHEETS
IN THOUSANDS
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                       PRO FORMA
                                                                             DECEMBER 31              DECEMBER 31,
                                                                           1995      1996                 1996
                                                                                                      (UNAUDITED)
                                                                                                        (NOTE 2)
      ASSETS
Current assets:
   Cash and cash equivalents                                           $  2,434     $  1,038         $   4,774
   Accounts receivable, net of allowance for
     doubtful accounts of $40, $62 and $62                                3,574        3,535             3,535
   Inventories                                                            4,478        4,451             4,451
   Other current assets                                                     222        1,132             1,132
                                                                       --------     --------         ---------

       Total current assets                                              10,708       10,156            13,892

Property, plant and equipment, net                                       23,129       37,212            37,212
Other assets                                                                 27        1,048               -
                                                                       --------     --------         ---------
                                                                       $ 33,864     $ 48,416         $  51,104
                                                                       ========     ========         =========

       Liabilities and Shareholders Equity

Current liabilities:
   Accounts payable                                                    $  2,992     $  3,273         $   3,273
   Accrued expenses and other liabilities                                 1,188        1,961             1,961
   Long-term debt due within one year                                       495        2,340               887
   Notes payable to related parties due within one year                     574          655               655
   Accrued distributions to shareholders                                    643          508               508
   Income taxes payable net                                                 490          461               461
                                                                       --------     --------         ---------

       Total current assets                                               6,382        9,198             7,745

Long-term debt due after one year                                         2,553       12,314             7,614
Notes payable to related parties due after one year                       2,564        1,909             1,909
Deferred income taxes                                                        84        2,578             2,578
Other liabilities                                                           752           20                20
                                                                       --------     --------         ---------

       Total liabilities                                                 12,835       26,019            19,866
                                                                       ========     ========         =========

Commitments & contingencies (Notes 10 and 16)
Shareholders' equity:
   Capital stock                                                          2,181        2,179                 6
   Capital in excess of par value                                           997        2,719            24,165
   Retained earnings                                                     18,676       17,450             7,018
   Equity adjustments for foreign currency translation                     (325)          49                49
                                                                       --------     --------         ---------
       Total shareholders' equity                                        21,529       22,397            31,238
                                                                       --------     --------         ---------
                                                                       $ 33,864     $ 48,416         $  51,104
                                                                       ========     ========         =========


            The accompanying Notes to Combined Financial Statement
              are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

COMBINED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------

                                                 Year ended December 31,
                                              1994        1995         1996

Net sales                                   $42,853     $ 55,388      $54,572
Cost of sales                                27,512       34,581       37,185
                                            -------     --------      -------

Gross profit                                 15,341       20,807       17,387

Selling, engineering and
 administrative expenses                      8,605       10,578       12,097
                                            -------     --------      -------


Operating income                              6,736       10,229        5,290

Interest expense                                859          814          823
Miscellaneous (income)
 expense                                         66          (79)         267
                                            -------     --------      -------


Income before income taxes                    5,811        9,494        4,200
Income tax provision                            408          633        3,129
                                            -------     --------      -------

Net income                                  $ 5,403     $  8,861      $ 1,071
                                            =======     ========      =======



PRO FORMA INCOME
 DATA (UNAUDITED) (NOTE 2):

Pro forma income before income taxes                    $  9,494      $ 4,200
   Pro forma income tax provision                          3,611        1,583
                                                        --------      -------
   Pro forma net income                                 $  5,883      $ 2,617
                                                        ========      =======

Pro forma net income per share                          $   0.92      $  0.40
                                                        ========      =======

Supplemental pro forma net income                                    $  2,870
                                                                      =======
   Supplemental pro forma net
   income per share                                                   $  0.44
                                                                      =======
   Pro forma average shares outstanding                    6,424        6,509
                                                        ========      =======



           The accompanying Notes to Combined Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                           EQUITY
                                                                                          ADJUSTMENT
                                                        CAPITAL IN                        FOR FOREIGN
                                        CAPITAL         EXCESS OF       RETAINED           CURRENCY
                                         STOCK          PAR VALUE       EARNINGS          TRANSLATION        TOTAL

Balance, December 31, 1993              $     2,181     $     472       $       10,080  $       (682)   $      12,051

Exercise of stock options                                     105                                                 105
Adjustment for foreign
  currency translation                                                                           308              308
Net income                                                                       5,403                          5,403
Distributions to shareholders                                                   (2,514)                        (2,514)
Realize tax benefit on debt
  exchange (see Note 10)                                      271                                                 271
                                        -----------     ---------       --------------  ------------    -------------

Balance, December 31, 1994                    2,181           848               12,969          (374)          15,624

Exercise of stock options                                     149                                                 149
Adjustment for foreign
  currency translation                                                                            49               49
Net income                                                                       8,861                          8,861
Distributions to shareholders                                                   (3,154)                        (3,154)
                                        -----------     ---------       --------------  ------------    -------------

Balance, December 31, 1995                    2,181           997               18,676          (325)          21,529

Issuance of stock options                                   2,110                                               2,110
Suninco step-up for purchase accounting                       185                                                 185
Exercise of stock options                                      70                                                  70
Repurchase and retirement of shares                           (41)                                                (41)
Exchange of shares in merger (Note 2)            (2)         (602)                 604                              -
Adjustment for foreign
  currency translation                                                                           374              374
Net income                                                                       1,071                          1,071
Distributions to shareholders                                                   (2,901)                        (2,901)
                                        -----------     ---------       --------------  ------------    -------------

Balance, December 31, 1996                    2,179         2,719               17,450            49           22,397

Pro Forma (unaudited) (Note 2):

Issuance of stock in connection with
  initial public offering                         2            (2)                                                  -
Proceeds from initial public offering                       20,321                                             20,321
S Corporation distribution                                                     (10,432)                       (10,432)
Deferred costs related to initial
  public offering                                           (1,048)                                            (1,048)
Exchange of shares in merger (Note 2)        (2,175)         2,175                                                  -
                                        -----------      ---------      --------------  ------------    -------------

Pro forma balance, December 31, 1996    $         6     $   24,165      $        7,018  $         49    $      31,238
                                        ===========     ==========      ==============  ============    =============

            The accompanying Notes to Combined Financial Statements
              are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

COMBINED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                      YEAR ENDED DECEMBER 31,
                                                                1994            1995            1996
Cash flows from operating activities:
  Net income                                                    $ 5,403         $ 8,861         $ 1,071
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                                 2,197           2,556           2,857
     Compensation expense of stock options                            -               -           2,110
     (Benefit from)/provision for deferred income taxes             328            (110)              -
     (Increase) decrease in:
        Accounts receivable                                        (937)           (479)             39
        Inventories                                                (765)           (679)             27
        Other current assets                                        (60)            307            (910)
        Other assets                                                (11)             (4)         (1,021)
     Increase (decrease) in:
        Accounts payable                                          1,014           1,146             281
        Accrued expenses and other liabilities                       (5)            280             773
        Income taxes payable, net                                     -             490           2,465
        Other liabilities                                           100             369            (732)
                                                                -------         -------         -------
        Net cash provided by operating activities                 7,264          12,737           6,960
                                                                -------         -------         -------

Cash flows from investing activities:
  Capital expenditures                                           (5,130)         (7,657)        (16,963)
  Proceeds from dispositions of equipment                             -              23              23
                                                                -------         -------         -------
        Net cash used in investing activities                    (5,130)         (7,634)        (16,940)
                                                                -------         -------         -------
Cash flows from financing activities:
  Proceeds from long-term debt                                    1,850           3,337          16,502
  Repayment of long-term debt                                    (1,563)         (4,661)         (4,896)
  Proceeds from notes payable to related parties                  1,940               -               -
  Repayment of notes payable to related parties                  (2,386)           (515)           (574)
  Purchase accounting-Suniaco                                         -               -             185
  Proceeds from exercise of stock options                           105             149              70
  Repurchase of shares                                                -               -             (41)
  Distributions to shareholders                                  (1,900)         (3,399)         (3,036)
                                                                -------         -------         -------
        Net cash provided by (used in) financing activities      (1,954)         (5,089)          8,210
                                                                -------         -------         -------
Foreign currency translation adjustment                             308              49             374
                                                                -------         -------         -------
Net increase (decrease) in cash and cash equivalents                488              63          (1,396)
                                                                -------         -------         -------
Cash and cash equivalents, beginning of year                      1,883           2,371           2,434

Cash and cash equivalents, end of year                          $ 2,371         $ 2,434         $ 1,038
                                                                =======         =======         =======
Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:
    Interest (net of amounts capitalized)                       $   875         $   815         $   324
                                                                =======         =======         =======
    Income taxes                                                $  (223)        $   109        $   587
                                                                =======         =======         =======
    Increase in assets associated with
      purchase of minority interest shares (Note 2)                                             $   283
                                                                                                =======



            The accompanying Notes to Combined Financial Statements
              are an integral part of these financial statements.

                           SUN HYDRAULICS CORPORATION

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


1.  BUSINESS

         Sun Hydraulics Corporation and its subsidiaries (the "Company") design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems, and has facilities in the United States, the United Kingdom and Germany. Sun Hydraulics Corporation ("Sun Hydraulics"), located in Sarasota, Florida, designs, manufactures and sells through independent distributors in the United States. Sun Hydraulik Holdings Limited ("Sun Holdings") was formed to provide a holding company vehicle for the European market operations. Its subsidiaries are Sun Hydraulics Limited (a British corporation, "Sun Ltd.") and Sun Hydraulik GmbH (a German corporation, "GmbH"). Sun Ltd. was originally formed in 1985, and operates a manufacturing and distribution facility located in Coventry, England. GmbH was incorporated on January 1, 1991 as a wholly-owned subsidiary of Sun Holdings to market the Company's products in German-speaking European markets.


2.  REORGANIZATION AND INITIAL PUBLIC OFFERING

         The combined financial statements of Sun Hydraulics Corporation consist of the financial position and results of operations of Sun Hydraulics and Sun Holdings. Sun Hydraulics and Suninco, Inc. ("Suninco") completed a merger on June 28, 1996 by exchanging Sun Hydraulics' common stock for all of the outstanding stock of Suninco. The share exchange was accounted for in a manner similar to a pooling of interests, except for shares held by the minority shareholders which were accounted for at the fair market values of the proportionate share of related assets and liabilities. The fair market value of their minority interest shares in excess of net book value were allocated to Sun Hydraulics' long-term assets on a pro-rata basis, resulting in an increase of $38 and $245 to land and buildings, respectively.

         Subsequent to year end, Sun Hydraulics effected a 9 to 1 stock split. Also subsequent to year end, Sun Hydraulics issued 374,811 shares of common stock in exchange for all of the issued and outstanding stock of Sun Holdings (the "Reorganization"). The Reorganization was accounted for in a manner similar to a pooling of interests except for shares held by the minority shareholders which were accounted for at the fair market value of their proportionate share of related assets and liabilities, which approximated book value on the date of the transaction.

         Upon Reorganization, the Company had 20,000,000 authorized shares of common stock, par value $0.001, with 4,000,002 shares outstanding. The Company also had 2,000,000 authorized shares of preferred stock, par value $0.001, with no shares outstanding.

         In conjunction with the Reorganization, the Company's Board of Directors approved an initial public offering (the "IPO") of the Company's common stock. The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission effective January 9, 1997. The effects of the Reorganization, the S Corporation distribution (see Note 11), a charge to recognize deferred income taxes (see Note 12) and the use of proceeds from the IPO are reflected in the pro forma balance sheet as of December 31, 1996.

  Pro Forma Balance Sheet and Changes in Shareholders' Equity

         The effects of the Reorganization, a charge associated with the provision for deferred income taxes of $2,425 which the Company recognized upon its termination of S Corporation status (see Note 11) and the use of net proceeds of $19,273 from the IPO are reflected in the pro forma balance sheet as of December 31, 1996. The use of proceeds reflects distribution of previously taxed S Corporation retained earnings of $10,432 and repayment of debt approximating $6,153.

  Pro Forma Net Income

         Pro forma net income reflects a provision for income taxes as if Sun Hydraulics had been a C Corporation for all periods presented.

         The computation of pro forma earnings per share is based on the weighted average number of outstanding common shares, on a pro forma basis, during the period plus common stock equivalents, if dilutive, consisting of certain shares subject to stock options, after giving effect to the Reorganization (see Note 2) and the initial public offering. The assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds were calculated using the book value of the Company prior to 1994 and the appraised fair market value of the Company from 1995 forward.

  Supplemental Pro Forma Net Income

         The computation of supplemental pro forma earnings is calculated as above, but gives effect to the repayment of debt, including interest expense and related tax effect, as of the beginning of the year from the proceeds of the IPO.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies followed in the preparation of the Company's combined financial statements is set forth below:

  Principles of Combination

         The combined financial statements include the accounts and operations of Sun Hydraulics and Sun Holdings and its subsidiaries. All significant intercompany accounts and transactions are eliminated in combination.

  Management Estimates and Assumptions

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

         The Company considers all short-term highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Inventories

         Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis.

  Property, Plant and Equipment

         Property, plant and equipment is stated at cost. Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight line method over the following useful lives:

                                                    YEARS
                                                    -----
Machinery and equipment                             4-12
Furniture and fixtures                              4-10
Land and leasehold improvements                     5-15
Buildings                                             40

         Capitalized interest was $9 and $293 in 1995 and 1996, respectively.

         During 1995, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Management periodically evaluates long-lived assets for potential impairment, and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of December 31, 1996, management does not believe that an impairment reserve is required.

  Other Assets

         Other assets consist primarily of deferred costs associated with the IPO. Such costs have been charged against proceeds of the IPO in the accompanying pro forma balance sheet.

  Other Liabilities

         At December 31, 1995 other liabilities consisted of accrued compensation earned under the Company's phantom stock option plans (the "Plans"). Compensation cost was measured as the amount by which the market value, as defined in the Plans, of the stock on the measurement date exceeded the market value on the date the phantom stock options were granted. The market value was defined in the Plans as the higher of: the last arms length sale price of said stock between unrelated parties if there had been a sale in the preceding six months period, or the book value of said stock. Compensation cost was accrued over the service period and adjusted in periods subsequent to the measurement date for changes in the market value of the stock.

         Effective September 30, 1996, the Board of Directors of the Company approved a stock option plan to replace the phantom stock agreements by issuing 305,260 nonqualified stock options and 189,348 incentive stock options. Exercise prices of the nonqualified options range from $3.00 to $5.05. The employees were immediately vested in their nonqualified options upon issuance. The incentive stock options will vest over periods up to seven years. The Company recognized a charge during 1996 related to termination of the phantom stock agreements of approximately $1,378.

  Revenue Recognition

         Sales are recognized when products are shipped. Sales incentives are granted to customers based upon the volume of purchases. These sales incentives are recorded at the time of sales as a reduction of gross sales.

  Research and Development Expense

         Included in selling, engineering and administrative expenses are amounts incurred for research and development of the Company's manufacturing processes and related software which approximated $1,276, $1,337 and $1,007 for the years ended December 31, 1994, 1995 and 1996, respectively.

  Advertising Costs

         The Company expenses the costs for advertising and promotional literature during the year incurred. Included in selling, engineering and administrative expenses are amounts incurred for advertising and promotional literature which approximated $791, $792 and $641 for the years ended December 31, 1994, 1995 and 1996, respectively.

  Foreign Currency Translation and Transactions

         The Company follows the translation policy provided by Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The Pound Sterling is the functional currency of Sun Ltd. The Deutsche Mark is the functional currency of GmbH. The U.S. Dollar is the functional currency for Sun Hydraulics and the reporting currency for the combined group. The assets and liabilities of Sun Ltd. and GmbH are translated at the exchange rate in effect at the balance sheet date, while income and expense items are translated at the average annual rate of exchange for the period. The resulting unrealized translation gains and losses are included in the component of shareholders' equity designated "equity adjustment for foreign currency translation". Realized gains and losses from foreign currency transactions are included in other non-operating income.

  Income Taxes

         The Company follows the income tax policy provided by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This Statement provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. These differences result from items reported differently for financial reporting and income tax purposes, primarily depreciation and phantom stock compensation.

         Sun Hydraulics elected to be taxed under the S Corporation provisions of the Internal Revenue Code. Historically, the shareholders of Sun Hydraulics included their pro rata share of income or loss in their individual returns. A portion of the distributions to shareholders was related to their individual income tax liabilities, resulting from S Corporation taxable earnings (see Note
12). Effective December 31, 1996, Sun Hydraulics converted to C Corporation status and Sun Hydraulics' subsequent earnings are subject to corporate income taxes. Accordingly, for informational purposes, the statement of income reflects a pro forma income tax provision which would have been recorded if Sun Hydraulics had been a C Corporation, based on the tax laws in effect during those periods.

  Stock-Based Compensation

         The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") during 1996. Upon adoption, the Company retained the intrinsic value method of accounting for stock-based compensation and will disclose the effects of adopting this pronouncement in the notes to the financial statements (see Note 13).


4.  FAIR VALUE OF INVESTMENTS

         In 1995, the Company adopted Statement of Financial Accounting Standards No.107, Disclosures about the Fair Value of Financial Instruments, which requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of those instruments.

         The carrying amount of long-term debt approximates fair value, as the interest rates on the debt approximate rates currently available to the Company for debt with similar terms and remaining maturities.

         The fair value of the notes payable to related parties is estimated based on the current rates offered to the Company for similar debt. The estimated fair value of the Company's related party debt is $3,572 and $2,645 at December 31, 1995 and 1996, respectively.


5.  INVENTORIES

         The components of inventory are summarized as follows:

                                                     DECEMBER 31,
                                               -------------------------
                                                1995              1996
                                               ------             ------
Raw materials                                  $  127             $  147
Work in process                                 3,236              2,758
Finished goods                                  1,115              1,546
                                               ------             ------
                                               $4,478             $4,451
                                               ======             ======


6.  PROPERTY, PLANT AND EQUIPMENT

         The components of property, plant and equipment are summarized as follows:

                                                             DECEMBER 31,
                                                             ------------
                                                       1995              1996
                                                       ----              ----
 Machinery and equipment                             $ 20,666           $ 24,930
 Furniture and fixtures                                 4,221              4,938
 Buildings                                              4,861              5,071
 Land and leasehold improvements                          532                586
                                                     --------           --------
                                                       30,280             35,525
 Less-accumulated depreciation                        (11,684)           (14,281)
                                                     --------           --------

                                                       18,596             21,244
 Construction in progress                               3,414             14,558
 Land                                                   1,119              1,410
                                                     --------           --------
                                                     $ 23,129           $ 37,212
                                                     ========           ========

         As a result of the merger of Sun Hydraulics and Suninco in June 1996 (see Note 2), a portion of which was accounted for under the purchase method of accounting, land and buildings were increased $38 and $245, respectively.

         During 1995, the Company purchased land for $461 and began construction of a new production facility in Sarasota, Florida. The aggregate cost incurred as of year end of the new production facility was $10,185 with an anticipated $460 cost to complete and the facility was placed in service during March 1997.

         Also during 1995, the Company purchased land in Erkelenz, Germany for approximately $429 for construction of a new production and distribution facility. The aggregate cost of the facility was $3,596 and the facility was placed in service March 1997.

7.  ACCRUED EXPENSES AND OTHER LIABILITIES

         The components of accrued expenses and other liabilities are summarized as follows:

                                                DECEMBER 31,
                                                ------------
                                           1995              1996
                                           ----              ----
Compensation and benefits                $  863             $1,161
Deferred revenue                              -                462
Taxes                                         -                112
Interest                                    111                 93
Warranty expense                              -                 44
Other accrued expenses                      214                 89
                                         ------             ------
                                         $1,188             $1,961
                                         ======             ======


8.  LONG-TERM DEBT

         The components of long-term debt are summarized as follows:

                                                                                                            PRO FORMA
                                                                                 DECEMBER 31,             DECEMBER 31,
                                                                            1995              1996            1996
                                                                            ----              ----            ----
                                                                                                           (UNAUDITED)
                                                                                                            (NOTE 2)
Lines of credit agreements, interest payable
  at lender's prime rate (8.50% and
  8.25% at December 31, 1995 and 1996)                                      $   38           $ 1,512             $  588
Secured equipment loan, interest only payable
  monthly at 10.25% in 1995 and 8.25%
  in 1996                                                                      443             2,874                  -
8.25% mortgage note payable secured by real
  property due in monthly principal and
  interest installments of $20                                               1,714             2,355                  -
Variable rate mortgage note (13.0% at
  December 31, 1995 and 1996) secured by real property, principal and interest payable in monthly installments of $8
  through 2007                                                                 511                 -                  -
Notes payable secured by equipment, payable
  in monthly principal and interest installments with interest rates varying from 4.90% to 5.60% with maturity dates
  from March 1996 to June 1998                                                 277                46                 46
Construction lines of credit at 8.25% and
  6.47% to be converted to mortgage notes
  payable at 8.25% and 6.47% between 12 and
  15 years                                                                       -             7,867              7,867
Capital lease obligations at varying
  interest rates from 8.45% to 12.45%
  through 1999                                                                  65                 -                  -
                                                                            ------           -------             ------
                                                                             3,048            14,654              8,501
Less amounts due within one year                                              (495)           (2,340)              (887)
                                                                            ------           -------             ------
                                                                            $2,553           $12,314             $7,614
                                                                            ======           =======             ======

        The remaining principal payments are due as follows: 1998-$835; 1999-$955; 2000-$1,035; 2001-$1,122; 2002 and thereafter $8,367.

         The Company had a $1,700 revolving credit agreement, secured by all inventory and accounts, bearing interest at the lender's prime rate with a maturity date of March 1, 1997. At December 31, 1996, $775 of this amount was available to the Company. The agreement required Sun Hydraulics to maintain certain financial ratios and places certain limitations on fixed asset expenditures. A waiver of this limitation was obtained as of September 30, 1996 for the remainder of fiscal 1996 from the bank.

         Subsequent to December 31, 1996, the Company negotiated a one year, unsecured revolving credit facility. The agreement provides for a maximum availability of $10,000, payable on demand at the lender's prime rate of interest.

         In January 1995, the Company obtained the secured equipment loan for capital equipment expenditures at a fixed interest rate, with interest only for the first year, converting to a five year amortization with monthly principal and interest payments of $13. In May 1996, the loan was converted to a seven-year term loan and additional funds were advanced. As of December 31, 1995 and 1996, the Company had drawn $443 and $2,874, respectively, on this equipment line of credit.

         During 1996, the mortgage note was increased by approximately $794 and the interest rate reduced from 9% to 8.25%. Also, a 10-year mortgage note of $6,187 was obtained at a fixed interest rate of 8.25%. Terms on the new mortgage note are interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year note with a 15-year amortization schedule.


9.  CAPITAL STOCK

         At December 31, 1995 and 1996, prior to effects of the Reorganization (see Note 2), the combined par value of common stock consisted of the following:

                                                                     DECEMBER 31,
                                                                     ------------
                                                               1995               1996
                                                               ----               ----
 Sun Hydraulics Corporation                                    $    3             $    4
 Suninco, Inc.                                                      3                  -
 Sun Hydraulik Holdings Limited                                 2,175              2,175
                                                               ------             ------
                                                               $2,181             $2,179
                                                               ======             ======

         Other information by entity, prior to the effects of Reorganization, is as follows:

                                                                                                  DECEMBER 31,
                                                                                                  ------------
                                                                                            1995               1996
                                                                                            ----               ----
         Sun Hydraulics Corporation
           Par value per share                                                            $     0.01         $     0.01
           Shares authorized                                                               1,000,000          1,000,000
           Shares issued and outstanding                                                     342,815            366,043
         Suninco, Inc.
           Par value per share                                                            $     0.01         $     -
           Shares authorized                                                               1,000,000               -
           Shares issued and outstanding                                                     302,735               -
         Sun Hydraulik Holdings Limited
           Par value per share                                                            $     6.81         $     6.81
           Shares authorized                                                                 421,052            421,052
           Shares issued and outstanding                                                     319,315            320,315

10.  RELATED PARTIES

  Notes Payable to Related Parties

         Notes payable to related parties include the following:

                                                                     DECEMBER 31,
                                                                     ------------
                                                                  1995              1996
                                                                  ----              ----
15% unsecured notes payable for repurchase and
  retirement of stock, quarterly principal
  and interest installments ranging from
  $43 to $142 through 2001                                      $2,849             $2,303
10% unsecured notes payable for phantom
  compensation, quarterly principal and
  interest payments of $14 payable
  through 2002                                                     289                261
                                                                ------             ------
                                                                 3,138              2,564
Less amounts due within one year                                  (574)              (655)
                                                                ------             ------
                                                                $2,564             $1,909
                                                                ======             ======


         The remaining principal payments are due as follows: 1998-$757; 1999-$586; 2000-$365; 2001-$135; 2002 and thereafter-$66.

         At the time of issuance, the 15% notes payable for the repurchase and retirement of stock were to related parties. These notes represent the repurchase of shares of common stock from four retiring employees, one employee of retirement age who was still employed by the Company at the time the shares were repurchased, and nine former shareholders related to the principal shareholder of the Company. These agreements contain a provision disallowing prepayment.

         During 1995, Sun Hydraulics entered into a 35 month agreement with SunOpTech ("SunOpTech"), a limited partnership formed to further development of manufacturing software used in the Company's production process. In exchange for the development of computer software and computer support, Sun Hydraulics will pay approximately $955 over the three year period and reimburse SunOpTech for reasonable expenses related to the software development. During 1995 and 1996, $90 and $555, respectively were paid to SunOpTech under the agreement. Future payments are scheduled as follows: 1997-$325 and 1998-$30. For the years ended December 31, 1995 and 1996, Sun Hydraulics paid expenses of SunOpTech of $25 and $203, respectively. Additionally, Sun Hydraulics provided certain administrative support and office space to SunOpTech at no charge. These expenses are included in selling, engineering and administrative expenses.

         A Director of the Company is the President, Chief Executive Officer and controlling stockholder of a fluid power distributorship that purchases and sells the Company's products pursuant to one of the Company's standard distributor agreements. This distributorship purchased approximately $1,250, $1,310 and $1,104 of products from the Company in fiscal 1994, 1995 and 1996, respectively.

         Effective July 1, 1994, Sun Hydraulics and Suninco agreed to an exchange of debt instruments. The realized tax benefit on the transaction of $271 was treated for financial statement purposes as a capital contribution, resulting in an increase to capital in excess of par value.


11.  DISTRIBUTIONS TO SHAREHOLDERS

         The Company declared distributions of $2,514, $3,154 and $2,901 to shareholders in 1994, 1995 and 1996, respectively, a portion of which was to fund shareholders' individual income tax liabilities related to the S Corporation taxable earnings.

         Approximately half of the distributions in 1996 have been to fund shareholders' individual income tax liabilities related to the S Corporation taxable earnings.

         Subsequent to year end the Company will distribute all of Sun Hydraulics' previously undistributed retained earnings totaling $10,432 related to the S Corporation. A distribution of $9,446 representing 90% of the total undistributed retained earnings was paid in January 1997.


12.  INCOME TAXES

         Pretax income from continuing operations for the years ended December 31, is taxed under the following jurisdictions:

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                             1994              1995               1996
                                             ----              ----               ----
United States                               $4,914            $7,489             $2,190
Foreign                                        897             2,005              2,010
                                            ------            ------             ------
   Total                                    $5,811            $9,494             $4,200
                                            ======            ======             ======



         The income tax provision consists of the following:


                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                1994              1995               1996
                                                ----              ----               ----
Current tax expense (benefit):
  United States                                 $197             $  (3)           $     7
  State and local                                  -                 -                  -
  Foreign                                        154               746                621
                                                ----             -----             ------
         Total current                           351               743                628
                                                ----             -----             ------
Deferred tax expense (benefit):
  United States                                  (82)              (88)             2,170
  State and local                                (37)              (16)               255
  Foreign                                        176                (6)                76
                                                ----             -----             ------
         Total deferred                           57              (110)             2,501
                                                ----             -----             ------
         Total income tax provision             $408             $ 633             $3,129
                                                ====             =====             ======



         The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                              1994              1995               1996
                                                              ----              ----               ----
U.S. federal taxes at statutory rate                         $ 1,976           $ 3,228            $ 1,428
  Increase (decrease):
  Foreign income taxed at higher rates                            12                28                 14
  Book/tax basis differences on disposed
    equipment                                                    131                 -                  -
  Taxable gain eliminated from book income                       127                 -                  -
  Conversion of S Corporation to C Corporation                     -                 -              2,354
  S Corporation income                                        (1,839)           (2,684)              (724)
  Nondeductible items                                             45                46                 57
  State and local taxes, net                                     (37)              (16)                 -
  Other                                                           (7)               31                  -
                                                             -------           -------            -------
Income tax provision                                         $   408           $   633            $ 3,129
                                                             =======           =======            =======

         Deferred tax assets and liabilities at December 31 are as follows:

                                                                      DECEMBER 31,
                                                                      ------------
                                                                 1995              1996
                                                                 ----              ----
Deferred taxes, non-current:
  Assets
    Accrued expenses and reserves
         not currently deductible                                 $  -             $  182
    Phantom stock compensation                                     218                558
    Florida NOL carry forward                                       15                 18
                                                                  ----             ------
    Deferred tax asset, non-current                               $233             $  758
                                                                  ====             ======
  Liabilities
    Depreciation differences                                      $317             $3,336
                                                                  ----             ------
    Deferred tax liability, non-current                           $317             $3,336
                                                                  ====             ======
Net deferred tax liability, non-current                           $ 84             $2,578
                                                                  ====             ======

         At December 31, 1996, the Company has a Florida income tax net operating loss carry forward of approximately $328 available to offset future taxable income. These carry forwards expire through 2010. Utilization of these carry forwards may be limited in the event of certain ownership changes.

         The Company is required to recognize deferred income taxes upon termination of the S Corporation status (see Note 2) and recognize deferred income taxes for cumulative temporary differences between income for financial and tax reporting purposes.


  PRO FORMA TAXES (UNAUDITED)

         The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                              1995               1996
                                                              ----               ----
U.S. federal taxes at statutory rate                          $3,228             $1,428
  Increase:
  Foreign income taxed at higher (lower) rates                    28                 14
  Nondeductible items                                             81                 57
  State and local taxes, net                                     243                 84
  Other                                                           31                  -
                                                              ------             ------
Income tax provision                                          $3,611             $1,583
                                                              ======             ======


         Pro forma deferred tax assets and liabilities at December 31, 1996 are as follows:

Pro forma deferred taxes, non-current:
  Assets
    Accrued expenses and reserves not currently deductible            $  182
    Phantom stock compensation                                           558
    Florida NOL carry forward                                             18
                                                                      ------
    Pro forma deferred tax asset, non-current                         $  758
                                                                      ======
  Liabilities
    Depreciation difference                                           $3,336
    Pro forma deferred tax liability, non-current                     $3,336
Pro forma net deferred tax liability, non-current                     $2,578
                                                                      ======

13.  STOCK OPTION PLANS

     Under stock option plans which have expired, the Company had granted incentive stock options to certain employees which were exercisable at a price equal to the fair market value on the date of grant. No shares were available for granting at December 31, 1994, 1995 or 1996. The Company had stock option activity related to these plans for the three years ended December 31, 1996 as follows:

                                    YEAR ENDED         YEAR ENDED        YEAR ENDED
                                 DECEMBER 31, 1994  DECEMBER 31, 1995 DECEMBER 31, 1996
                                 -----------------  ----------------- -----------------

                                     WEIGHTED           WEIGHTED         WEIGHTED
                                     AVERAGE            AVERAGE          AVERAGE
                                     EXERCISE           EXERCISE         EXERCISE
                                 SHARES   PRICE     SHARES   PRICE   SHARES   PRICE
                                 ------   -----     ------   -----   ------   -----
Outstanding at 12/31/94....      44,000   $7.37     27,000   $8.12    8,000   $8.83

Exercised..................     (17,000)   6.17    (19,000)   7.83   (8,000)   8.83
                                 ------   -----     ------   -----    -----   -----

Outstanding at 12/31/95....      27,000   $8.12      8,000   $8.83        0   $   -
                                 ======             ======           ======

Options exercisable at
 12/31/96..................      13,000              2,000                0


     During 1996, the Company adopted the 1996 Stock Option Plan (the "Stock Option Plan"), which provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 1,000,000 shares of the Company's common stock by officers, employees and directors of the Company. Under terms of the plan, incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company's voting stock). Nonqualified stock options may be granted at the discretion of the Company's Board of Directors.

         Effective September 30, 1996, the Board of Directors of the Company approved a plan to replace previously granted phantom stock agreements by issuing 305,260 nonqualified stock options on September 30, 1996, and committing to issue 189,348 qualified incentive stock options upon Reorganization. Exercise prices of the nonqualified options range from $3.00 to $5.05. The employees were immediately vested in the nonqualified options upon Reorganization. The qualified options will vest over periods up to seven years. The Company recognized a charge in 1996 related to the termination of the phantom stock agreements of approximately $1,378.

         Also effective September 30, 1996, the Company granted 14,700 nonqualified stock options to four Directors. These options have an exercise price of $3.00 per share, a term of 10 years and are exercisable upon Reorganization. The Company recognized a charge during 1996 of approximately $110 in connection with the issuance of these options.

      Options granted under the Stock Option Plan expire seven and ten years from the date of the grant.

         A summary of the Stock Option Plan as of December 31, 1996, and changes during the years ending on those dates is presented below:

                                                             YEAR ENDED
                                                          DECEMBER 31, 1996
                                                          -----------------
                                                              WEIGHTED
                                                               AVERAGE
                                                              EXERCISE
                                                        SHARES          PRICE
                                                        ------          -----
Outstanding at 12/31/95....                                 -              $ -

Granted....................                              319,960            3.91

Exercised..................                                 -                -
                                                         -------           ---

Outstanding at 12/31/96....                              319,960           $3.91
                                                         =======           =====

Options exercisable at
 12/31/96..................                                 -                -


                                       OPTIONS OUTSTANDING AND EXERCISABLE
                                       -----------------------------------

                                    WEIGHTED
                                      NUMBER           AVERAGE         WEIGHTED
                                  OUTSTANDING AT      REMAINING        AVERAGE
RANGE OF EXERCISE PRICES        DECEMBER 31, 1996 CONTRACTUAL LIFE  EXERCISE PRICE
------------------------        ----------------- ----------------  --------------
$ 3.00.....................           14,700            9.75           $3.00
  3.00-5.50................          305,260            9.73            3.95
                                     -------
                                     319,960                            3.91
                                     =======

 Fair Value Disclosures

     Had compensation cost for the Company's stock option grants been determined based on the fair value of the stock options at the grant dates as prescribed in FAS 123, the Company's net income and net income per share would not have changed during 1995 as no options were granted during that year. The Company would have recorded additional expense (after tax effect) during 1996 of approximately $82, resulting in adjusted net income of $989 and adjusted pro forma net income of $2,535 for the year. Pro forma net income per share, adjusted for the additional compensation cost, would have been $0.39 per share.

     The fair value of each option grant is estimated on the date of grant using the fair market value method with the following assumptions used for grants during the applicable period: cumulative volatility of 82%; dividend yield of 1.38%; risk-free interest rate of 6.60% for options granted during the year ended December 31, 1996; and an estimated weighted average expected option term of 5 years.


14.  EMPLOYEE BENEFITS

         The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $796, $901 and $586 during 1994, 1995 and 1996, respectively.

         The Company has a medical benefit trust to provide for health care coverage to substantially all eligible United States employees. Employer contributions to the trust amounted to approximately $1,242, $1,490 and $1,348 during 1994, 1995 and 1996, respectively. Long-term disability and life insurance benefits are also provided to employees, the premiums for which are paid directly by Sun Hydraulics. Payments amounted to approximately $110, $132 and $157 for 1994, 1995 and 1996, respectively.

         The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $43, $56 and $69 during 1994, 1995 and 1996, respectively.

         The Company had phantom stock agreements with certain employees. Under these agreements, 92,801 phantom options were deemed vested, as defined in the agreements, at various dates from October 1, 1987 to July 1, 2005. At December 31, 1995, all phantom options remained outstanding and 60,951 phantom options were deemed vested at prices ranging from $2.35 to $24.72 per share. Approximately $379 and $732 is included in other liabilities under these agreements at December 31, 1994 and 1995, respectively. Compensation expense related to these phantom options of $105 and $353 is included in selling, engineering and administrative expenses in 1994 and 1995, respectively. Effective September 30, 1996 the Board of Directors of the Company approved a plan to replace the phantom stock agreements.


15.  INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS

         The individual companies comprising the Company operate predominantly in a single industry as manufacturers and distributors of hydraulic components. The companies are multinational with operations in the United States, the United Kingdom and Germany. Intercompany transfers between geographic areas are accounted for based on sales prices that approximate those to third parties. In computing earnings from operations for the foreign companies, no allocations of general corporate expenses, interest or income taxes have been made.

         Identifiable assets of the foreign companies are those assets related to the operation of those companies. United States assets consist of all other operating assets of the companies.

         Geographic information is as follows:

                                                 UNITED        UNITED
                                                 STATES        KINGDOM         GERMANY        ELIMINATION     COMBINED
                                                 ------        -------         -------        -----------     --------
1994
Sales to unaffiliated customers                   $33,284         $6,590         $2,979                 -        $42,853
Intercompany sales                                  5,297          1,119              -           $(6,416)             0
Operating profits                                   5,753            676            307                 -          6,736
Identifiable assets                                22,486          4,828          1,036              (482)        27,868
Depreciation expense                                1,746            406             45                 -          2,197
Capital expenditures                                4,355            739             36                 -          5,130

1995
Sales to unaffiliated customers                   $43,099         $8,300         $3,989                 -        $55,388
Intercompany sales                                  5,940          1,470              -           $(7,410)             -
Operating profits                                   8,090          1,446            693                 -         10,229
Identifiable assets                                27,212          5,414          1,813              (575)        33,864
Depreciation expense                                1,961            531             64                 -          2,556
Capital expenditures                                6,230            700            727                 -          7,657

1996
Sales to unaffiliated customers                   $42,180         $8,866         $3,526                 -        $54,572
Intercompany sales                                  5,194          1,895              -           $(7,089)             -
Operating profits                                  14,765          3,108          1,262            (1,748)        17,387
Identifiable assets                                37,565          6,750          4,544              (443)        48,416
Depreciation expense                                2,203            570             84                 -          2,857
Capital expenditures                               12,626          3,162          1,175                 -         16,963

         Total liabilities attributable to foreign operations were $2,493, $2,674 and $4,940 at December 31, 1994, 1995 and 1996, respectively. Net foreign currency gains (losses) reflected in results of operations were ($19), $10 and $117 for the years ended 1994, 1995 and 1996, respectively. Operating income is total sales and other operating income less operating expenses. In computing geographic operating income, interest expense and net miscellaneous income (expense) have not been deducted (added).

         Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $4,589, $6,468 and $6,090 during 1994, 1995 and 1996, respectively.


16. COMMITMENTS AND CONTINGENCIES

         The Company is not a party to any material legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None


                                    PART III.

           ITEM. 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The Board of Directors of the Company currently consists of six members. The Board is divided into three classes of Directors serving staggered three-year terms. Directors hold their positions until the annual meeting of shareholders in the year in which their term expires, and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. Executive officers serve at the pleasure of the Board of Directors.

         The following table sets forth the names and ages of the Company's Directors and executive officers and the positions they hold with the Company.

    NAME                                             AGE      POSITION
    ----                                             ---      --------
    Robert E. Koski...............................   67       Chairman of the Board of Directors (term
                                                              expiring in 1997) and a member of the
                                                              Compensation Committee

    Clyde G. Nixon................................   61       President, Chief Executive Officer, Director
                                                              (term expiring in 1998)

    Robert J. Devereaux...........................   65       Vice President

    Jeffrey Cooper................................   55       Engineering Manager

    Russell G. Copeman............................   57       Manufacturing Manager

    Richard J. Dobbyn.............................   53       Chief Financial Officer

    Peter G. Robson...............................   53       General Manager, Sun Hydraulics Limited

    Arthur B. Bodley..............................   78       Director (term expiring in 1997) and a
                                                              member of the Audit Committee

    James G. March................................   68       Director (term expiring in 1997) and a
                                                              member of the Compensation Committee

    Taco van Tijn.................................   72       Director (term expiring in 1999) and a
                                                              member of the Audit Committee

    David N. Wormley..............................   57       Director  (term expiring in 1999) and a
                                                              member of the Compensation Committee

         MR. KOSKI is a co-founder of the Company and has served as its Chairman of the Board since it began operations in 1970. He was also its President and Chief Executive Officer from that time until November 1988. He is a graduate of Dartmouth College and past Chairman of the Board of the National Fluid Power Association. Mr. Koski has over 35 years experience in the fluid power industry, and has served as Chairman of the Fluid Power Systems and Technology Division of the American Society of Mechanical Engineers, and as a member of the Board of Directors of the National Association of Manufacturers.

         MR. NIXON joined the Company in January 1988, and was named its President and Chief Executive Officer in November 1988. From September 1985, to January 1988, he served as Vice President of Cross & Trecker Corporation and was President of Warner & Swasey Company, its wholly-owned subsidiary. From 1964 to 1985, he served in various management capacities with Brown & Sharpe Manufacturing Corporation, most recently as Vice President of its fluid power division and President of Double A Products Company, its wholly-owned subsidiary. Mr. Nixon is a graduate of Cornell University and the Harvard Business School, and is Chairman of the Board of the National Fluid Power Association. Mr. Nixon has over 29 years experience in the fluid power industry.

         MR. DEVEREAUX joined the Company as head of manufacturing operations and processes in June 1979. He was named Vice President in January 1991. From 1957 to 1979, he served in various management capacities with Continental Group and its subsidiaries Continental Can Corporation and Bondware/Crest. Mr. Devereaux is an engineering graduate of Rensselaer Polytechnical Institute. Mr. Devereaux has over 17 years experience in the fluid power industry.

         MR. COOPER joined the Company in December 1990, as an engineer and has been Engineering Manager since September 1991. From August 1987, to December 1990, he was Engineering Manager, Mobile Valves, of Vickers, Incorporated, a wholly-owned subsidiary of Trinova Corporation, and from September 1979 to August 1986, he served as Vice President of Engineering for Double A Products Company. Mr. Cooper is an engineering graduate of Willesden College of Technology, London, England. Mr. Cooper has over 28 years experience in the fluid power industry.

         MR. COPEMAN joined the Company in July 1996, as Manufacturing Manager, in charge of manufacturing operations and processes. From January 1996, to July 1996, Mr. Copeman was the principal of Copeman Consulting, and performed consulting services for the Company from March 1996 to July 1996. From January 1994, to October 1995, Mr. Copeman was a partner with Coopers & Lybrand, Australia; from July 1989, to December 1993, he was a Director of Coopers & Lybrand's International Manufacturing Practice. From January 1985, to July 1989, he served in various management positions with Vickers, Incorporated, most recently as Vice President. From August 1967, to January 1985, he served in various management positions with Double A Products Company, most recently as Vice President. Mr. Copeman is a Certified Manufacturing Engineer and a graduate of Georgia Institute of Technology and the Krannert Business School of Purdue University. Mr. Copeman has over 22 years experience in the fluid power industry.

         MR. DOBBYN joined the Company in October 1995, and was named Chief Financial Officer in July 1996. From June 1995 to October 1995, Mr. Dobbyn served as the Controller of Protek Electronics. From July 1994 to June 1995, he served as the Fiscal Director of a non- profit child care agency. From September 1984 to July 1994, Mr. Dobbyn was Senior Vice President-Finance and Administration for Loral Data Systems, formerly Fairchild Weston Systems, a Schlumberger company. Mr. Dobbyn is a Certified Public Accountant and a graduate of Boston College.

         MR. ROBSON has served as a Director of Sun Hydraulics Limited, Coventry, England, since May 1993, and has been employed by the Company as the General Manager of its United Kingdom operations since 1982. Mr. Robson is a Chartered Engineer and a graduate of Coventry University. Mr. Robson has over 30 years experience in the fluid power industry.

         MR. BODLEY has served as President and Chief Executive Officer of Atlas Fluid Components Company, Inc., a fluid power distributorship in Akron, Ohio, since January 1966. Mr. Bodley has over 30 years experience in the fluid power industry. He has served as a Director of the Company since January 1973.

         DR. MARCH is a Professor Emeritus at Stanford University, Palo Alto, California. He was a senior member of the faculty at Stanford University and the Stanford Business School from September 1970, to August 1995, and is the author of numerous books and articles on organizational behavior and decision making. From September 1964, to August 1970, Dr. March was a Professor of Psychology and Sociology at the University of California, Irvine, where he was Dean of the School of Social Sciences from 1964 to 1969. Dr. March served as a Director of the Company from 1989 to 1992, and rejoined the Company's Board of Directors in November 1995. He also is a member of the Board of Directors of Wally Industries and Chair of the Citicorp Behavioral Sciences Research Council. Dr. March is a graduate of the University of Wisconsin and received his Ph.D. from Yale University.

         MR. VAN TIJN is an attorney (solicitor), practicing law in London, England, since May 1971. He has been a Director of the Company since February 1989, and the principal statutory officer of Sun Hydraulik Holdings Limited since January 1991.

DR. WORMLEY is the Dean of the Engineering School at Pennsylvania State University, where he has taught since 1992. He previously was a member of the engineering faculty at the Massachusetts Institute of Technology. Dr. Wormley is Vice-Chair of the National Science Foundation Engineering Directorate Advisory Committee. Dr. Wormley has served as a Director of the Company since December 1992. He is an engineer and earned his Ph.D. from the Massachusetts Institute of Technology.

         The Board of Directors has Audit and Compensation Committees. The Company does not have a Nominating Committee; instead, the entire Board of Directors functions as a Nominating Committee.

         The functions of the Audit Committee are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, to discuss and review the scope of and the fees for the prospective annual audit with the independent public accountants, to review the results thereof with the independent public accountants, to review and approve non-audit services of the independent public accountants, to review compliance with existing major accounting and financial policies of the Company, to review the adequacy of the financial organization of the Company, to review management's procedures and policies relative to the adequacy of the Company's internal accounting controls, to review compliance with federal and state laws relating to accounting practices and to review and approve (with the concurrence of a majority of the disinterested Directors of the Company) transactions, if any, with affiliated parties.

         The functions of the Compensation Committee are to review and approve annual salaries and bonuses for all executive officers, to review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, to administer the Company's stock option plans and carry out the responsibilities required by the rules of the Securities and Exchange Commission.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. As the Company's initial public offering of its Common Stock did not occur until 1997, no Section 16(a) reports were required in 1996.

                         ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The following table is a summary of the compensation paid or accrued by the Company for the last three fiscal years, for services in all capacities to the Company's Chief Executive Officer and its other three Executive Officers who earned more than $100,000 from the Company in 1996 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

========================================================================================================================




                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                                                      AWARDS--          OTHER ANNUAL
                                                                                     SECURITIES         COMPENSATION
                NAME AND                                                             UNDERLYING         ------------
           PRINCIPAL POSITION                 YEAR          SALARY                OPTIONS/SARS (#)        (3)
           ------------------                 ----          ------                ----------------        ---
--------------------------------------------------------------------------------------------------------------------
Robert E. Koski,                              1996             $106,000                   ---            $18,798 (4)
  Chairman of the                             1995              106,000                   ---             28,033 (4)
  Board of Directors                          1994              106,000                   ---             18,837
Clyde G. Nixon,                               1996              180,000                94,765 (1)         12,239
  President and                               1995              165,000               110,739 (2)         21,807
  Chief Executive Officer                     1994              150,000                   ---             30,827 (5)
Robert J. Devereaux                           1996              129,000                48,306 (1)         11,160
  Vice President                              1995              123,500                   ---             19,771
                                              1994              118,500                   ---             19,171
Jeffrey Cooper                                1996              116,000                43,689 (1)          9,314
  Engineering Manager                         1995              110,500                   ---             10,280
                                              1994              105,000                   ---              9,840
====================================================================================================================

----------

(1) Represents nonqualified stock options granted in conjunction with the termination of the executive's phantom stock compensation agreement.
(2)      Represents phantom stock compensation award.
(3) Except as otherwise noted, reflects primarily contributions made by the Company on behalf of the employee to the Company's 401(k) plan and excess life insurance premiums.
(4) Includes payment by the Company of certain professional fees on behalf of Mr. Koski in 1996 and 1995 in the amounts of $11,478 and $7,250, respectively.
(5) Includes payment by the Company of certain club dues on behalf of Mr. Nixon in the amount of $12,000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


=============================================================================================================================
                                 INDIVIDUAL GRANTS
===============================================================================
                                NUMBER
                                  OF       PERCENT OF
                              SECURITIES      TOTAL
                                UNDER-       OPTIONS
                                 LYING     GRANTED TO    EXERCISE
                                OPTIONS     EMPLOYEES    OR BASE                      POTENTIAL REALIZABLE VALUE AT ASSUMED
                                GRANTED     IN FISCAL     PRICE      EXPIRATION     ANNUAL RATES OF STOCK PRICE APPRECIATION
            NAME                  (#)         YEAR        ($/SH)        DATE                   FOR OPTION TERM (1)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    5% ($)        10% ($)         0% ($)
             (a)                  (b)          (c)         (d)          (e)           (f)           (g)            (h)
             ---                  ---          ---         ---          ---           ---           ---            ---
-----------------------------------------------------------------------------------------------------------------------------
Robert E. Koski                         0       --              --      --                  --             --             --
-----------------------------------------------------------------------------------------------------------------------------
Clyde G. Nixon                     94,765      31%             $4.95  1/09/07         $997,354     $1,865,975       $431,181
-----------------------------------------------------------------------------------------------------------------------------
Robert J. Devereaux                48,306      16%              3.47  1/09/07          579,889      1,022,665        291,285
-----------------------------------------------------------------------------------------------------------------------------
Jeffrey Cooper                     43,689      14%              3.43  1/09/07          526,212        926,668        265,192
=============================================================================================================================

----------

(1) Assumes a market price at date of grant of $9.50, which was the initial public offering price for the shares of common stock on January 9, 1997. The 5% and 10% assumed annual rates of stock price appreciation are provided in compliance with Regulation S-K under the Securities Exchange Act of 1934. The Company does not necessarily believe that these appreciation calculations are indicative of actual future stock option values or that the price of Common Stock will appreciate at such rates.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

================================================================================================================
                                                                          NUMBER OF
                                                                         SECURITIES               VALUE OF
                                                                         UNDERLYING              UNEXERCISED
                                                                         UNEXERCISED            IN-THE-MONEY
                                                                        OPTIONS/SARS            OPTIONS/SARS
                                                                          AT FISCAL               AT FISCAL
                                   SHARES                               YEAR-END (#)            YEAR-END ($)
                                ACQUIRED ON           VALUE             EXERCISABLE/            EXERCISABLE/
           NAME                 EXERCISE (#)       REALIZED ($)         UNEXERCISABLE         UNEXERCISABLE (1)
            (a)                     (b)                (c)                   (d)                     (e)
            ---                     ---                ---                   ---                     ---
--------------------------------------------------------------------------------------------------------------
Robert E. Koski                       0                    --                 0/0                      0/0
--------------------------------------------------------------------------------------------------------------
Clyde G. Nixon                   21,006              $164,257            94,765/0               $431,181/0
--------------------------------------------------------------------------------------------------------------
Robert J. Devereaux                   0                    --            48,306/0                291,285/0
--------------------------------------------------------------------------------------------------------------
Jeffrey Cooper                        0                    --            43,689/0                265,192/0
==============================================================================================================

----------

(1) Value is based upon the difference between the initial public offering price of $9.50 per share on January 9, 1997, and the exercise price.


EXECUTIVE COMPENSATION AGREEMENTS

         In September 1996, in connection with the termination of certain individual phantom stock compensation agreements, the Company issued to eight employees of the Company and SHHL, including Messrs. Cooper, Devereaux, Nixon and Robson, who are Executive Officers of the Company, options to purchase 305,260 shares of Common Stock. The exercise prices for such options ranged from $3.00 to $5.05, with a weighted average of $3.95. Such options are exercisable and have a term of 10 years. As part of the same agreements, following its initial public offering the Company also issued to such employees incentive stock options to purchase 189,348 shares of Common Stock at the initial public offering price of the Common Stock of $9.50 per share. Such incentive stock options vest over varying periods of up to seven years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The Board of Directors of the Company determined the compensation, including salary and bonus, of the Executive Officers of the Company for the fiscal year ended December 31, 1996, and the initial compensation for the current fiscal year through the date hereof. In the future, the Compensation Committee of the Board of Directors will determine the compensation of the Company's Executive Officers. See "Item 10. Directors and Executive Officers of the Registrant."

DIRECTOR COMPENSATION

         Directors who are not officers of the Company are paid $2,500 for attendance at each meeting of the Board of Directors, as well as each meeting of each Board committee on which they serve when the committee meeting is not held within one day of a meeting of the Board of Directors. Directors also are reimbursed for their expenses incurred in connection with their attendance at such meetings.

         In September, 1996, the Company granted non-statutory options to Directors Bodley and van Tijn, and to former Director Curtis J. Timm, to purchase 3,920 shares of the Company's common stock. The Company also granted non-statutory options to Director Wormley to purchase 2,940 shares of the Company's Common Stock. All of the foregoing options were exercisable upon grant, at an exercise price of $3.00 per share, and they expire in January, 2007.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 14, 1997, information as to the beneficial ownership of the Company's Common Stock by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) each named executive officer of the Company, as defined in Item 402(a)(3) of Regulation S-K under the Securities Exchange Act of 1934 ("Named Executive Officer"), and (iv) all Directors and executive officers of the Company as a group. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent such power may be shared with a spouse.


                                                                      AMOUNT AND NATURE OF              PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                              BENEFICIAL OWNERSHIP              CLASS (2)
----------------------------------------                              --------------------              ---------
Koski Family Limited Partnership...........................                  2,258,546                      35.8
  5619 Preston Oaks Road
  Dallas, Texas 75240
Christine L. Koski(3)......................................                  2,322,835                      36.9
  5619 Preston Oaks Road
  Dallas, Texas 75240
Robert C. Koski(3).........................................                  2,258,546                      35.8
  315 Sycamore Street
  Decatur, Georgia 30030

Thomas L. Koski(3).........................................                  2,258,546                      35.8
  Six New Street
  East Norwalk, Connecticut 06855
Robert E. Koski(3)(4)......................................                  2,544,927                      40.4
Beverly Koski(3)(4)........................................                  2,544,927                      40.4
Robert S. and Ann R. Ferrell(5)............................                    420,437                       6.7
  5924 Cranbrook Way, #101
  Naples, Florida 34112
Robert J. Devereaux(6).....................................                    251,203                       4.0
Clyde G. Nixon(7)..........................................                    202,740                       3.2
Peter G. Robson(8).........................................                     76,308                       1.2
James G. March(9)..........................................                     53,572                         *
Jeffrey Cooper(8)..........................................                     49,109                         *
Arthur B. Bodley(10).......................................                     13,860                         *
Russell G. Copeman(8)......................................                     10,526                         *
Taco van Tijn(10)..........................................                      8,920                         *
Richard J. Dobbyn(8).......................................                      7,000                         *
David N. Wormley(11).......................................                      3,940                         *
All Directors and Executive Officers as a
Group (11 persons).........................................                  3,222,105                      48.7

--------------
  *      Less than 1%.
(1) Unless otherwise indicated, the address of each of the persons listed who own more than 5% of the Company's Common Stock is 1500 West University Parkway, Sarasota, Florida 34243.
(2) This column set forth shares of the Company's Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13d-3 of the Securities and Exchange Commission. All of the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them except as otherwise described in the following footnotes.
(3) Includes 2,258,546 shares owned by the Koski Family Limited Partnership, over which Christine L. Koski, Robert C. Koski, Thomas L. Koski, Robert E. Koski and Beverly Koski share dispositive power. Each of the foregoing individuals has the sole right to vote 451,709 shares of Common Stock held by the Koski Family Limited Partnership. Christine
         L. Koski, Robert C. Koski and Thomas L. Koski are the adult children of Robert E. Koski and Beverly Koski.
(4) Includes 151,216 shares owned by Beverly Koski and 135,165 shares owned by Robert E. Koski. Beverly Koski is the spouse of Robert E. Koski.
(5) According to information supplied to the Company by the Ferrells in connection with the initial public stock offering of the Company on January 9, 1997. Includes 240,125 shares owned by the Robert S. Ferrell Trust, of which Robert S. Ferrell is the sole trustee, and 180,312 shares owned by the Ann R. Ferrell Trust, of which Ann R. Ferrell is the sole trustee. Robert S. Ferrell is the spouse of Ann R. Ferrell.
(6) Includes 139,871 shares owned by the Robert J. Devereaux Trust, of which Robert J. Devereaux is the sole trustee, and 52,500 shares owned by the Christine C. Devereaux Trust, of which Christine C. Devereaux is the sole trustee. Robert J. Devereaux is the spouse of Christine C. Devereaux. Also includes 58,832 shares subject to currently exercisable options.
(7) Includes 97,449 shares which are owned jointly by Mr. Nixon and his spouse. Also includes 105,291 shares subject to currently exercisable options.
(8)      Represents shares subject to currently exercisable options.
(9)      Shares are owned jointly by Dr. March and his spouse.
(10)     Includes 3,920 shares subject to currently exercisable options.
(11)     Includes 2,940 shares subject to currently exercisable options.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth herein briefly describes transactions during the past fiscal year between the Company and its Directors, officers and 5% shareholders. Management of the Company believes that such transactions have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated parties. These transactions have been approved by a majority of the Company's disinterested Directors. Future transactions, if any, with affiliated parties will be approved by a majority of the Company's disinterested Directors and the Audit Committee and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

REORGANIZATION WITH SUN HYDRAULIK HOLDINGS LIMITED

         Immediately prior to the Company's initial public offering of Common Stock in January, 1997, the Company effected a 9.90373 for 1 stock split of its capital stock. The Company at the same time acquired all of the outstanding shares of capital stock of Sun Hydraulik Holdings Limited, a private limited company organized under the Laws of England and Wales ("SHHL"), pursuant to an exchange offer made by the Company to all of the stockholders of SHHL (the "Reorganization"). Pursuant to the terms of the exchange offer, the Company issued 1.17013 shares of Common Stock (for a total of 374,810 shares of Common Stock) and $0.16 in cash for each share of stock of SHHL acquired by it. No registration rights were granted to the SHHL stockholders, and the shares of the Company's Common Stock issued to them in the Reorganization are "restricted securities" under the Securities Act of 1933.

         Prior to the Reorganization, the Company and SHHL were controlled by the same group of stockholders and were operated as a common enterprise, with all of the Company's European operations carried out through subsidiaries of SHHL operating in England and Germany. The relative values of the Company and SHHL for purposes of the Reorganization were established by appraisals conducted for this purpose. These appraisals also were used to establish the relative values of the Company and Suninco, Inc. for the June 1996 merger of those two corporations. See "Suninco Merger" below.

SUNOPTECH, LTD.

         In October 1995, the Company contributed certain intangible assets to SunOpTech, Ltd. ("SunOpTech"), a limited partnership formed to further the development of manufacturing software. In January 1996, the Company distributed to its stockholders the 65% limited partnership interest in SunOpTech which it received in exchange for the contributed intangible assets. Robert E. Koski owns 51% of the common stock of the general partner of SunOpTech, and Messrs. Koski and Clyde G. Nixon are members of the board of directors of the general partner. The Company currently has no ownership interest in SunOpTech.

         The Company entered into a contract with SunOpTech for a 35-month term beginning November 1995, for the development of computer software and computer support to the Company. The Company will pay approximately $955,000 over the contract term, provide office space and equipment and reimburse SunOpTech for reasonable expenses related to the software development. During 1996, the Company paid fees of $555,000 and expenses of $203,000 under the agreement, and provided certain administrative support to SunOpTech at no charge. The software is still in the development stage but is being utilized in the Company's plants in Sarasota and Germany. Under its agreement with SunOpTech, the Company has a perpetual, nonexclusive license to use the software, as well as any future enhancements, without charge other than the development and support fees to be provided during the 35-month term of the agreement.

SUNINCO MERGER

         On June 28, 1996, Suninco, Inc. ("Suninco") was merged into the Company. Prior to the merger, the Company and Suninco were controlled by the same group of stockholders and were operated as a common enterprise, with Suninco as the owner and lessor of the Company's Sarasota, Florida, manufacturing plant and certain equipment utilized by the Company at that location. The relative values of the Company and Suninco in the merger were established by appraisals conducted for this purpose. In structuring the merger, the Company concluded that, based upon such appraisals, the issuance of 178,426 shares of Common Stock to the former Suninco stockholders represented fair value for the acquired assets of Suninco.


ATLAS FLUID COMPONENTS COMPANY, INC.

         Arthur B. Bodley, a Director of the Company, is the President, Chief Executive Officer and controlling stockholder of Atlas Fluid Components Company, Inc. ("Atlas"), a fluid power distributorship in Akron, Ohio, that purchases and sells the Company's products pursuant to one of the Company's standard distributor agreements. Atlas purchased approximately $1.1 million,

$1.3 million and $1.2 million of products from the Company in fiscal 1996, 1995 and 1994, respectively.

                                     PART IV

             ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                SCHEDULES AND REPORTS ON FORM 8-K

 (a)      1.       The following financial statements are included in Part II, Item 8:

                   Report of Independent Certified Public Accountants....................................26
                   Combined Balance Sheets as of December 31, 1995 and 1996 and
                            Unaudited Pro Forma Balance Sheet as of December 31, 1996....................27
                   Combined Statements of Income for the years ended
                            December 31, 1994, 1995, and 1996............................................28
                   Combined Statements of Shareholders' Equity for the years ended
                            December 31, 1994, 1995, and 1996............................................29
                   Combined Statements of Cash Flows for the years ended
                            December 31, 1994, 1995, and 1996............................................30
                   Notes to Combined Financial Statements................................................31


          2. All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto or the schedule is not required or inapplicable under the related instructions.




          3.                                    Exhibits:


    EXHIBIT
    NUMBER                                 EXHIBIT DESCRIPTION
    ------                                 -------------------

         3.1*     Amended and Restated Articles of Incorporation of the Company
                  (previously filed as Exhibit 3.1 in the Pre-Effective
                  Amendment No. 4 to the Company's Registration Statement on
                  Form S-1 filed on December 19, 1996 (File No. 333-14183)).

         3.2* Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Pre-Effective Amendment No. 4 to the
                  Company's Registration Statement on Form S-1 filed on December
                  19, 1996 (File No. 333-14183)).

         4.1*     Revolving Credit Agreement, dated March 9, 1992, between Sun
                  Hydraulics Corporation and Northern Trust Bank of
                  Florida/Sarasota, N.A. (previously filed as Exhibit 4.1 in the
                  Company's Registration Statement on Form S-1 filed on October
                  15, 1996 (File No. 333-14183)).

         4.2*     Modification Agreement, dated March 25, 1993, amending
                  Revolving Credit Agreement dated March 9, 1992, between Sun
                  Hydraulics Corporation and Northern Trust Bank of Florida,
                  N.A. (previously filed as Exhibit 4.2 in the Company's
                  Registration Statement on Form S-1 filed on October 15, 1996
                  (File No. 333-14183)).

         4.3*     Second Modification to Revolving Credit Agreement, dated May
                  __, 1995, between Sun Hydraulics Corporation and Northern
                  Trust Bank of Florida, N.A. (previously filed as Exhibit 4.3 in the Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183)).

         4.4* Revolving Line of Credit Renewal Note, dated May __, 1995, in the amount of $1,700,000.00 given by Sun Hydraulics
                  Corporation to Northern Trust Bank of Florida, N.A.
                  (previously filed as Exhibit 4.4 in the Company's Registration
                  Statement on Form S-1 filed on October 15, 1996 (File No.
                  333-14183)).

         4.5* Mortgage and Security Agreement, dated January 9, 1992, between Suninco, Inc., Sun Hydraulics Corporation, and
                  Northern Trust Bank of Florida, N.A. (previously filed as
                  Exhibit 4.5 in the Company's Registration Statement on Form
                  S-1 filed on October 15, 1996 (File No. 333-14183)).

         4.6*     Loan Agreement, dated March 29, 1996, between Suninco, Inc.,
                  Sun Hydraulics Corporation, and Northern Trust Bank of
                  Florida, N.A. (previously filed as Exhibit 4.6 in the
                  Company's Registration Statement on Form S-1 filed on October
                  15, 1996 (File No. 333-14183)).

         4.7*     Security Agreement, dated March 29, 1996, between Suninco,
                  Inc., Sun Hydraulics Corporation, and Northern Trust Bank of
                  Florida, N.A. (previously filed as Exhibit 4.7 in the
                  Company's Registration Statement on Form S-1 filed on October
                  15, 1996 (File No. 333-14183)).

         4.8*     Modification and Additional Advance Agreement, dated March 29,
                  1996, between Suninco, Inc. and Northern Trust Bank of
                  Florida, N.A. (previously filed as Exhibit 4.8 in the
                  Company's Registration Statement on Form S-1 filed on October
                  15, 1996 (File No. 333-14183)).

         4.9*     Consolidated Note, dated March 29, 1996, in the amount of
                  $2,475,000.00, given by Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.9 in the Company's Registration Statement on Form S-1 filed on October
                  15, 1996 (File No. 333-14183)).

         4.10*    Loan Agreement, dated May 20, 1996, between Sun Hydraulics
                  Corporation and Northern Trust Bank of Florida, N.A.
                  (previously filed as Exhibit 4.10 in the Company's
                  Registration Statement on Form S-1 filed on October 15, 1996
                  (File No. 333-14183)).

         4.11*    Security Agreement, dated May 20, 1996, between Sun Hydraulics
                  Corporation and Northern Trust Bank of Florida, N.A.
                  (previously filed as Exhibit 4.11 in the Company's
                  Registration Statement on Form S-1 filed on October 15, 1996
                  (File No. 333-14183)).

         4.12*    Consolidated Note, dated May 20, 1996, in the amount of
                  $3,063,157.00, given by Sun Hydraulics Corporation to Northern
                  Trust Bank of Florida, N.A. (previously filed as Exhibit 4.12 in the Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183)).

         4.13*    Loan Agreement, dated June 14, 1996, between Sun Hydraulics
                  Corporation, Suninco Inc., and Northern Trust Bank of Florida,
                  N.A. (previously filed as Exhibit 4.13 in the Company's
                  Registration Statement on Form S-1 filed on October 15, 1996
                  (File No. 333-14183)).

         4.14*    Mortgage, dated June 14, 1996, between Sun Hydraulics
                  Corporation, Suninco Inc., and Northern Trust Bank of Florida,
                  N.A. (previously filed as Exhibit 4.14 in the Company's
                  Registration Statement on Form S-1 filed on October 15, 1996
                  (File No. 333-14183)).

         4.15*    Security Agreement, dated June 14, 1996, between Sun
                  Hydraulics Corporation and Northern Trust Bank of Florida,
                  N.A. (previously filed as Exhibit 4.15 in the Company's
                  Registration Statement on Form S-1 filed on October 15, 1996
                  (File No. 333-14183)).

         4.16*    Promissory Note, dated June 14, 1996, in the amount of
                  $6,187,000.00, given by Sun Hydraulics Corporation and
                  Suninco, Inc. to Northern Trust Bank of Florida, N.A.
                  (previously filed as Exhibit 4.16 in the Company's
                  Registration Statement on Form S-1 filed on October 15, 1996
                  (File No. 333-14183)).

         4.17* Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of (pound)800,000, between Sun Hydraulics Ltd.
                  and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the
                  Company's Registration Statement on Form S-1 filed on October
                  15, 1996 (File No. 333-14183)).

         4.18*    Overdraft and Other Facilities letter agreement, dated June 7,
                  1996, in an amount not to exceed (pound)250,000, between Sun
                  Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as
                  Exhibit 4.18 in the Company's Registration Statement on Form
                  S-1 filed on October 15, 1996 (File No. 333-14183)).

         4.19*    Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and
                  Dresdner Bank (previously filed as Exhibit 4.19 in the
                  Company's Registration Statement on Form S-1 filed on October
                  15, 1996 (File No. 333-14183)).

         4.20* Amendment to Recommended Offer by Sun Hydraulics Corporation to acquire the whole of the issued share capital of Sun
                  Hydraulik Holdings Limited, dated December 17, 1996
                  (previously filed as Exhibit 2.1 in the Pre-Effective
                  Amendment No. 4 to the Company's Registration Statement on
                  Form S-1 filed on December 19, 1996 (File No. 333-14183)).

         4.21     Master Note, dated February 3, 1997, in the amount of
                  $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A.

         10.1*    Form of Distributor Agreement (Domestic) (previously filed as
                  Exhibit 10.1 in the Company's Registration Statement on Form
                  S-1 filed on October 15, 1996 (File No. 333-14183)).

         10.2* Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183)).

         10.3* 1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on
                  December 19, 1996 (File No. 333-14183)).

         10.4*+   Form of Indemnification Agreement (previously filed as Exhibit
                  10.4 in the Pre-Effective Amendment No. 4 to the Company's
                  Registration Statement on Form S-1 filed on December 19, 1996
                  (File No. 333- 14183)).

         11.1     Statement regarding Computation of Earnings Per Share.

         21.1     Subsidiaries of the Company.

         27.1     Financial Data Schedule for year ended December 31, 1996. (For
                  SEC purposes only)

  *  Previously filed.
  +  Executive management contract or compensatory plan or arrangement.

         (b)      Reports on Form 8-K.

                  None.

         (c) Exhibits -- The Exhibits listed in Item 14(a)(3) of this report are filed with this Form 10-K.

         (d)      Financial Statement Schedules -- None.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 26, 1997.

                                    SUN HYDRAULICS CORPORATION


                                    By:       /s/ Clyde G. Nixon
                                             ----------------------------------
                                             Clyde G. Nixon, President and
                                             Chief Executive Officer


         Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1997.

Signature                                                              Title
---------                                                              -----
/s/ Robert E. Koski
----------------------------------
Robert E. Koski                                       Chairman of the Board of Directors

/s/ Clyde G. Nixon
----------------------------------
Clyde G. Nixon                                        President, Chief Executive Officer
                                                      and Director
/s/ Richard J. Dobbyn
----------------------------------
Richard J. Dobbyn                                     Chief Financial Officer (Principal
                                                      Financial and Accounting Officer)
/s/ Arthur B. Bodley
----------------------------------
Arthur B. Bodley                                      Director

/s/ James G. March
----------------------------------
James G. March                                        Director

/s/ Taco van Tijn
----------------------------------
Taco van Tijn                                         Director

/s/ David N. Wormley
----------------------------------
David N. Wormley                                      Director

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                                  EXHIBIT DESCRIPTION
    ------                                  -------------------
         3.1*     Amended and Restated Articles of Incorporation of the Company
                  (previously filed as Exhibit 3.1 in the Pre-Effective
                  Amendment No. 4 to the Company's Registration Statement
                  ooration and Northern Trust Bank of Florida/Sarasota, N.A.
                  (previously filed as Exhibit 4.1 in the Company's Registration
                  Statement on Form S-1 filed on October 15, 1996 (File No.
                  333-14183)).

         4.2*     Modification Agreement, dated March 25, 1993, amending
                  Revolving Credit Agreement dated March 9, 1992, between Sun
                  Hydraulics Corporation and Northern Trust Bank of Florida,
                  N.A. (previously filed as Exhibit 4.2 in the Company's
                  Registration Statement on Form S-1 filed on October 15, 1996
                  (File No. 333-14183)).

         4.3*     Second Modification to Revolving Credit Agreement, dated May
                  __, 1995, between Sun Hydraulics Corporation and Northern
                  Trust Bank of Florida, N.A. (previously filed as Exhibit 4.3 in the Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183)).

         4.4* Revolving Line of Credit Renewal Note, dated May __, 1995, in the amount of $1,700,000.00 given by Sun Hydraulics
                  Corporation to Northern Trust Bank of Florida, N.A.
                  (previously filed as Exhibit 4.4 in the Company's Registration
                  Statement on Form S-1 filed on October 15, 1996 (File No.
                  333-14183)).

         4.5* Mortgage and Security Agreement, dated January 9, 1992, between Suninco, Inc., Sun Hydraulics Corporation, and
                  Northern Trust Bank of Florida, N.A. (previously filed as
                  Exhibit 4.5 in the Company's Registration Statement on Form
                  S-1 filed on October 15, 1996 (File No. 333-14183)).

         4.6*     Loan Agreement, dated March 29, 1996, between Suninco, Inc.,
                  Sun Hydraulics Corporation, and Northern Trust Bank of
                  Florida, N.A. (previously filed as Exhibit 4.6 in the
                  Company's Registration Statement on Form S-1 filed on October
                  15, 1996 (File No. 333-14183)).

         4.7*     Security Agreement, dated March 29, 1996, between Suninco,
                  Inc., Sun Hydraulics Corporation, and Northern Trust Bank of
                  Florida, N.A. (previously filed as Exhibit 4.7 in the
                  Company's Registration Statement on Form S-1 filed on October
                  15, 1996 (File No. 333-14183)).

         4.8*     Modification and Additional Advance Agreement, dated March 29,
                  1996, between Suninco, Inc. and Northern Trust Bank of
                  Florida, N.A. (previously filed as Exhibit 4.8 in the
                  Company's Registration Statement on Form S-1 filed on October
                  15, 1996 (File No. 333-14183)).

         4.9*     Consolidated Note, dated March 29, 1996, in the amount of
                  $2,475,000.00, given by Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.9 in the Company's Registration Statement on Form S-1 filed on October
                  15, 1996 (File No. 333-14183)).

         4.10*    Loan Agreement, dated May 20, 1996, between Sun Hydraulics
                  Corporation and Northern Trust Bank of Florida, N.A.
                  (previously filed as Exhibit 4.10 in the Company's
                  Registration Statement on Form S-1 filed on October 15, 1996
                  (File No. 333-14183)).

         4.11*    Security Agreement, dated May 20, 1996, between Sun Hydraulics
                  Corporation and Northern Trust Bank of Florida, N.A.
                  (previously filed as Exhibit 4.11 in the Company's
                  Registration Statement on Form S-1 filed on October 15, 1996
                  (File No. 333-14183)).

         4.12*    Consolidated Note, dated May 20, 1996, in the amount of
                  $3,063,157.00, given by Sun Hydraulics Corporation to Northern
                  Trust Bank of Florida, N.A. (previously filed as Exhibit 4.12 in the Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183)).

         4.13*    Loan Agreement, dated June 14, 1996, between Sun Hydraulics
                  Corporation, Suninco Inc., and Northern Trust Bank of Florida,
                  N.A. (previously filed as Exhibit 4.13 in the Company's
                  Registration Statement on Form S-1 filed on October 15, 1996
                  (File No. 333-14183)).

         4.14*    Mortgage, dated June 14, 1996, between Sun Hydraulics
                  Corporation, Suninco Inc., and Northern Trust Bank of Florida,
                  N.A. (previously filed as Exhibit 4.14 in the Company's
                  Registration Statement on Form S-1 filed on October 15, 1996
                  (File No. 333-14183)).

         4.15*    Security Agreement, dated June 14, 1996, between Sun
                  Hydraulics Corporation and Northern Trust Bank of Florida,
                  N.A. (previously filed as Exhibit 4.15 in the Company's
                  Registration Statement on Form S-1 filed on October 15, 1996
                  (File No. 333-14183)).

         4.16*    Promissory Note, dated June 14, 1996, in the amount of
                  $6,187,000.00, given by Sun Hydraulics Corporation and
                  Suninco, Inc. to Northern Trust Bank of Florida, N.A.
                  (previously filed as Exhibit 4.16 in the Company's
                  Registration Statement on Form S-1 filed on October 15, 1996
                  (File No. 333-14183)).

         4.17* Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of (pound)800,000, between Sun Hydraulics Ltd.
                  and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the
                  Company's Registration Statement on Form S-1 filed on October
                  15, 1996 (File No. 333-14183)).

         4.18*    Overdraft and Other Facilities letter agreement, dated June 7,
                  1996, in an amount not to exceed (pound)250,000, between Sun
                  Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as
                  Exhibit 4.18 in the Company's Registration Statement on Form
                  S-1 filed on October 15, 1996 (File No. 333-14183)).

         4.19*    Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and
                  Dresdner Bank (previously filed as Exhibit 4.19 in the
                  Company's Registration Statement on Form S-1 filed on October
                  15, 1996 (File No. 333-14183)).

         4.20* Amendment to Recommended Offer by Sun Hydraulics Corporation to acquire the whole of the issued share capital of Sun
                  Hydraulik Holdings Limited, dated December 17, 1996
                  (previously filed as Exhibit 2.1 in the Pre-Effective
                  Amendment No. 4 to the Company's Registration Statement on
                  Form S-1 filed on December 19, 1996 (File No. 333-14183)).

         4.21     Master Note, dated February 3, 1997, in the amount of
                  $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A.

         10.1*    Form of Distributor Agreement (Domestic) (previously filed as
                  Exhibit 10.1 in the Company's Registration Statement on Form
                  S-1 filed on October 15, 1996 (File No. 333-14183)).

         10.2* Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183)).

         10.3*+ 1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on
                  December 19, 1996 (File No. 333-14183)).

         10.4*+   Form of Indemnification Agreement (previously filed as Exhibit
                  10.4 in the Pre-Effective Amendment No. 4 to the Company's
                  Registration Statement on Form S-1 filed on December 19, 1996
                  (File No. 333- 14183)).

         11.1     Statement regarding Computation of Earnings Per Share.

         21.1     Subsidiaries of the Company.

         27.1     Financial Data Schedule for year ended December 31, 1996. (For
                  SEC purposes only)

  *  Previously filed.
  +  Executive management contract or compensatory plan or arrangement.