Form 10-Q
period 1997-03-31
SUN HYDRAULICS CORP
filed 1997-05-15
CIK 1024795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997 Commission file number 0-21835

                           SUN HYDRAULICS CORPORATION
            (Exact Name of Registration as Specified in its Charter)

 -----------------------------------------------------------------------------



                FLORIDA                             59-2754337
    -------------------------------             -------------------
    (State or Other Jurisdiction of              (I.R.S. Employer
    Incorporation or Organization)              Identification No.)

        1500 WEST UNIVERSITY PARKWAY
            SARASOTA, FLORIDA                         34243
   ----------------------------------------      ------------------
   (Address of Principal Executive Offices)         (Zip Code)


                                  941/362-1200
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The Registrant had 6,300,002 shares of common stock, par value $.001, outstanding as of May 14, 1997.

                           Sun Hydraulics Corporation
                                     INDEX
                   For the first quarter ended March 31, 1997

                                                                                Page
                                                                              -------
PART I. FINANCIAL INFORMATION
  Item 1.    Financial Statements

     Consolidated Balance Sheets as of March 31, 1997                            3
        and December 31, 1996

     Consolidated Statements of Income for the
        Three Months Ended March 31, 1997 and 1996                               4

     Consolidated Statement of Changes in Shareholders' Equity for the
        Three Months Ended March 31, 1997                                        5

     Consolidated Statement of Cash Flows
        for the Three Months Ended March 31, 1997 and 1996                       6

     Notes to Consolidated Financial Statements                                  7

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                      10

             Forward Looking Information                                        12

PART II. OTHER INFORMATION                                                      14

  Item 1.    Legal Proceedings

  Item 2.    Changes in Securities

  Item 3.    Defaults Upon Senior Securities

  Item 4.    Submission of Matters to a Vote of Security Holders

  Item 5.    Other Information

  Item 6.    Exhibits and Reports on Form 8-K                                   -


                        Part I: Financial Information

                                   Item 1.



Sun Hydraulics Corporation
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
                                                                 MARCH 31,   DECEMBER 31,
                                                                   1997        1996
                                                                (UNAUDITED)
       ASSETS
Current assets:
  Cash and cash equivalents                                     $  2,557     $ 1,038
  Accounts receivable, net of allowance for
    doubtful accounts of $59 and $62                               4,903       3,535
  Inventories                                                      4,735       4,451
  Other current assets                                               788       1,132
                                                                --------     -------

       Total current assets                                       12,983      10,156

Property, plant and equipment, net                                38,473      37,212
Other assets                                                          14       1,048
                                                                --------     -------

Total assets                                                    $ 51,470     $48,416
                                                                ========     =======

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $  2,296     $ 3,273
  Accrued expenses and other liabilities                           1,856       1,961
  Long-term debt due within one year                                 597       2,340
  Notes payable to related parties due within one year               679         655
  Accrued distributions/dividends                                  1,398         508
  Income taxes payable, net                                        1,515         461
                                                                --------     -------

       Total current liabilities                                   8,341       9,198

Long-term debt due after one year                                  7,107      12,314
Notes payable to related parties due after one year                1,730       1,909
Deferred income taxes                                              2,578       2,578
Other liabilities                                                      6          20
                                                                --------     -------

       Total liabilities                                          19,762      26,019
                                                                --------     -------

Shareholders' equity:
  Common stock                                                         6       2,179
  Capital in excess of par value                                  24,092       2,719
  Retained earnings                                                7,624      17,450
  Equity adjustment for foreign currency translation                 (14)         49
                                                                --------     -------
       Total shareholders' equity                                 31,708      22,397
                                                                --------     -------

Total Liabilities and Shareholders' Equity                      $ 51,470     $48,416
                                                                ========     =======

Sun Hydraulics Corporation
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                     (UNAUDITED)

                                                                  1997            1996
                                                                --------         -------
NET SALES                                                        $14,599         $13,806

Cost of sales                                                     10,202           9,491
                                                                 -------         -------
GROSS PROFIT                                                       4,397           4,315

Selling, engineering and
administrative expenses                                            2,717           2,665
                                                                 -------         -------
OPERATING INCOME                                                   1,680           1,650

Interest expense                                                     152             205
Miscellaneous (income) expense                                       (58)             53
                                                                 -------         -------
INCOME BEFORE INCOME TAXES                                         1,586           1,392

Income tax provision                                                 568             289
                                                                 -------         -------
NET INCOME                                                       $ 1,018         $ 1,103
                                                                 =======         =======
PRO FORMA INCOME DATA (NOTE 3):

INCOME BEFORE INCOME TAXES                                       $ 1,586         $ 1,392

Pro Forma Income tax provision                                       568             554
                                                                 -------         -------
PRO FORMA NET INCOME                                             $ 1,018         $   838
                                                                 =======         =======
PRO FORMA NET INCOME PER SHARE                                   $   .16         $   .13
                                                                 =======         =======
PRO FORMA AVERAGE SHARES OUTSTANDING                               6,519           6,509
                                                                 =======         =======

Sun Hydraulics Corporation
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)



                                                                                       EQUITY
                                                                                      ADJUSTMENT
                                                       CAPITAL IN                    FOR FOREIGN
                                             COMMON    EXCESS OF        RETAINED       CURRENCY
                                             STOCK     PAR VALUE        EARNINGS     TRANSLATION     TOTAL
Balance, December 31, 1996                  $ 2,179     $ 2,719         $ 17,450           $ 49     $ 22,397

Net proceeds from stock offering                  6      19,246                                       19,252
Distributions to shareholders                                            (10,623)                    (10,623)
Merger with Sun Holdings (Note 2)            (2,175)      2,123                                          (52)
Shares retired in stock offering                 (4)          4                                            -
Net income                                                                 1,018                       1,018
Dividends declared                                                          (221)                       (221)
Adjustment for foreign
currency translation                                                                        (63)         (63)
                                            -------     -------         --------           ----     --------
Balance, March 31, 1997                     $     6     $24,092         $  7,624           $(14)    $ 31,708
                                            =======     =======         ========           ====     ========

Sun Hydraulics Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                QUARTER ENDED MARCH 31,
                                                                   1997       1996
Cash flows from operating activities:
  Net income                                                     $ 1,018     $   838
  Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
   Depreciation                                                      990         806
   (Increase) decrease in:
     Accounts receivable                                          (1,368)       (830)
     Inventories                                                    (284)       (144)
     Income tax receivable, net                                      344
     Other current assets                                          1,034      (1,123)
     Other assets                                                      -        (220)
   Increase (decrease) in:
     Accounts payable                                               (977)       (800)
     Accrued expenses and other liabilities                         (105)         34
     Income taxes payable, net                                     1,054         486
     Other liabilities                                               (14)         (9)
                                                                 -------     -------
     Net cash provided by (used in) operating activities           1,692        (962)
                                                                 -------     -------
 Cash flows from investing activities:
   Capital expenditures                                           (2,253)     (2,625)
   Proceeds from dispositions of equipment                             2          --
                                                                 -------     -------
     Net cash used in investing activities                        (2,251)     (2,625)
                                                                 -------     -------
 Cash flows from financing activities:
   Proceeds from long-term debt                                    1,610       3,370
   Repayment of long-term debt                                    (8,560)       (517)
   Repayment of notes payable to related parties                    (155)       (141)
   Proceeds from exercise of stock options                             -           3
   Net proceeds from stock offering                               19,252           -
   Capital paid for Sun Holdings merger (Note 2)                     (52)          -
   Distributions to shareholders                                  (9,954)       (643)
                                                                 -------     -------
      Net cash provided by financing activities                    2,141       2,072
                                                                 -------     -------
 Effect of exchange rate changes on cash                             (63)       (147)
                                                                 -------     -------
 Net increase (decrease) in cash and cash equivalents              1,519      (1,662)

 Cash and cash equivalents, beginning of period                    1,038       2,434
                                                                 -------     -------
 Cash and cash equivalents, end of period                        $ 2,557     $   772
                                                                 =======     =======
 Supplemental disclosure of cash flow information:
    Cash paid (received) during the quarter for:
     Interest (including amounts capitalized)                    $   400     $   226

     Income taxes                                                $  (291)    $    67


                           SUN HYDRAULICS CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)



1.  INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis with and should be read in conjunction with the combined financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on March 31, 1997.



2.  INITIAL PUBLIC OFFERING

     The financial statements of Sun Hydraulics Corporation (the "Company") consist of the financial position and results of operations of Sun Hydraulics Corporation ("Sun Hydraulics") and Sun Hydraulik Holdings Limited ("Sun Holdings"). In January 1997, Sun Hydraulics effected a 9 for 1 stock split and issued 374,811 shares of common stock and made a nominal cash payment in exchange for all of the issued and outstanding stock of Sun Holdings. Accordingly, financial statements for 1997 are on a consolidated basis, and financial statements for 1996 are on a combined basis.

     The Company has 20,000,000 authorized shares of common stock, par value $0.001, with 4,000,002 shares outstanding. The Company also has 2,000,000 authorized shares of preferred stock, par value $0.001, with no shares outstanding.

     The Company filed a Registration Statement on Form S-1 with the
Securities and Exchange Commission effective January 9, 1997 and issued 2,300,000 shares of Common Stock in an initial public offering ("IPO"), with an initial offering price of $9.50. The IPO net proceeds of $19.3 million, the exchange of shares with Sun Holdings, and the distribution of previously taxed S Corporation retained earnings are reflected in the Statement of Changes in Shareholders' Equity.

     The $19.3 million of net proceeds from the offering were used as follows: a payment of $9.5 million of the S Corporation distribution, representing 90% of the total distribution of $10.6 million, $7.7 million paid to extinguish debt, and $2.1 was retained as working capital.

3.  PRO FORMA NET INCOME AND EARNINGS PER SHARE

     Pro forma net income reflects a provision for income taxes as if Sun Hydraulics had been a C Corporation for all periods presented.

     The computation of pro forma earnings per share is based on the pro forma weighted average number of common shares outstanding, during the period plus vested common stock equivalents, if dilutive, consisting of certain shares subject to stock options, after giving effect to the initial public offering (See Note 2). The assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds were calculated using the average market price during the quarter ended March 31, 1997.

     During the first quarter of 1997, Statement on Financial Accounting Standards NO. 128 ("SFAS 128"), "Earnings per Share", was issued. SFAS 128 will be effective for the year ending December 31, 1997 and will require a restatement of previously reported earnings per share. Under SFAS 128, "basic" earnings per share will replace the reporting of "primary" earnings per share. Basic earnings per share is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Diluted" earnings per share will replace "fully diluted" earnings per share under SFAS 128. The calculation of diluted earnings per share is similar to that of fully diluted earnings per share under existing accounting pronouncements. Basic and diluted earnings per share is not expected to be significantly different from primary and fully diluted earnings per share, respectively, as calculated by the Company.




4.  INVENTORIES

     The components of inventory are summarized as follows:


                                                 MARCH 31,  DECEMBER 31,
                                                   1997       1996
                                               (unaudited)
          Raw materials                          $  156      $  147
          Work in process                         3,187       2,758
          Finished goods                          1,392       1,546
                                                 ------      ------
                                                 $4,735      $4,451
                                                 ======      ======

5.  LONG-TERM DEBT

     The components of long-term debt are summarized as follows:



                                                          MARCH 31, DECEMBER 31,
                                                              1997    1996
                                                         (UNAUDITED)
     Lines of credit agreements, interest payable
       at lender's prime rate 8.25% at March 31, 1997
       and December 31, 1996)                              $  266    $ 1,512
     Secured equipment loan, interest only payable
        monthly at 8.25% in 1996                                -      2,874
     8.25% mortgage note payable secured by real
        property due in monthly principal and
        interest installments of $20                            -      2,355
     Notes payable secured by equipment, payable
        in monthly principal and interest installments
        with interest rates
        varying from 4.90% to 5.60% with maturity dates
        from March 1996 to June 1998                           26         46
     Construction lines of credit at 8.25% and
        6.47% to be converted to mortgage notes
        payable at 8.25% and 6.47% with maturities of
        15 years and 12 years, respectively.                7,412      7,867
                                                           ------     ------
                                                            7,704     14,654
     Less amounts due within one year                        (597)    (2,340)
                                                           ------    -------
                                                           $7,107    $12,314
                                                           ======    =======


     In February 1997, the Company negotiated a one year, unsecured revolving credit facility. The agreement provides for a maximum availability of $10,000, payable on demand at the lender's prime rate of interest.

                                   ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading designer and manufacturer of high-performance, screw-in hydraulic cartridge valves and manifolds which control force, speed and motion as integral components in fluid power systems. In recent years, the Company's sales have been comprised of approximately 75% screw-in cartridge valves and approximately 25% manifolds, and the Company expects that relationship to remain relatively constant. The Company sells its products globally through independent distributors and approximately one-third of its net sales are outside the United States.

     In January 1997, the Company completed an initial public offering of 2,300,000 shares of common stock at $9.50 per share. The net proceeds of the offering were $19.3 million. After the offering, total shares of common stock outstanding were 6,300,002.

     The Company maintains facilities in the United States, the United Kingdom and Germany. The United States plants, both located in Sarasota, Florida, manufacture screw-in cartridge valves and manifolds, and supply the United Kingdom plant with finished products and some cartridge valve components for final assembly and test. The United Kingdom operation also manufactures manifolds and supplies a portion to the United States plant. Both the United States and United Kingdom operations supply finished product to the German facility. In March 1997, operations commenced in the new production facilities in Florida and Germany. The German facility currently serves as a technical support and distribution center with some research and development activities. Plans are underway for the design and eventual production of large cartridge valves in the German facility. In the United States, manifold production was transferred to the new facility creating additional space for cartridge valve production in the original plant.

     First quarter orders remained strong, but the rate of sales did not keep pace due to capacity constraints at the Company's original plant in Sarasota, Florida, which resulted in an extension of production lead times. The increase in net sales in the second quarter is projected to be less than anticipated, as it is taking longer than planned to transition the manifold operation as a separate division and to reconfigure the cartridge valve production lines. The capacity expansion is projected to begin to benefit production output in the second quarter.

COMPARISON OF QUARTERS ENDED MARCH 31, 1997 AND 1996

     Net sales increased 5.7%, or $0.8 million, to $14.6 million in the three month period ended March 31, 1997, compared to $13.8 million in the three month period ended March 31, 1996. Domestic net sales increased 4.0%, or $0.4 million to $9.4 million in the three month period ended March 31, 1997. The increase was due primarily to increased demand in the mobile equipment sector of the United States fluid power industry. International net sales increased 9.1%, or $0.4 million to $5.2 million for the three month period ended March 31, 1997. European net sales were flat at $3.4 million. Net sales in Canada, Mexico and South America increased 23.8% to $0.7 with sales to Japan and the Pacific Rim increasing 39.0% to $1.1 million.

     Gross profit increased 1.9% or $0.1 million to $4.4 million in the three month period ended March 31, 1997, compared to $4.3 million in the three month period ended March 31, 1996. This increase was related primarily to the increase in net sales. Gross profit as a percentage of net sales decreased to 30.1% in the three month period ended March 31, 1997 from 31.3% for the three month period ended March 31, 1996. The decrease in the percentage of gross profit to net sales was due primarily to increased manufacturing overhead costs related to the opening of the new facilities in the United States and Germany.

     Selling, engineering and administrative expenses increased 2.0% or $0.1 million to $2.7 million in the three month period ended March 31, 1997, compared to $2.6 million in the three month period ended March 31, 1996. Selling, engineering and administrative expense as a percentage of sales decreased to 18.6% in the three month period ended March 31, 1997 compared to 19.3% in the three month period ended March 31, 1996, due to normal cost increases on a stable expense base, spread over a higher sales volume.

     Interest expense decreased for the three month period ended March 31,1997 due to the repayment of debt from the proceeds of the Company's initial public offering. Miscellaneous income in the three month period ended March 31, 1997, included interest income earned on the temporary investment of the proceeds of the Company's initial public offering.

     The provision for income taxes in the three month period ended March 31, 1997 resulted in an effective tax rate of 35.8% compared to 39.8% in the three month period ended March 31, 1996. The decrease in rate is due primarily to the change in mix of pretax income among the Company's three operating units in the United States, the United Kingdom and Germany.

LIQUIDITY AND CAPITAL RESOURCES

     In January 1997, the Company received $20.3 million of proceeds from its initial public offering of common stock. Net proceeds after expenses were approximately $19.3 million. Concurrent with the initial public offering, $9.5 million of the S Corporation distribution was paid out representing 90% of the total distribution of approximately $10.6 million. Also in January, the capital equipment loan balance of $2.9 million and the mortgage balance of $2.4 million on the original United States facility were paid in full. In March $1.0 million was paid to reduce the mortgage on the new plant in the United States to a balance of $5.2 million. In February and March, $1.4 million was paid to reduce the revolving line of credit in the United States to a zero balance.

     Cash generated from operations in the three month period ended March 31, 1997, was $1.7 million. Working capital increased from $0.9 million at December 31, 1996 to $4.6 million at March 31, 1997. Accounts receivable increased $1.4 million due to the seasonally lower shipments during December 1996 and higher shipments in March 1997. Accounts payable decreased $0.9 million at March 31, 1997 from December 31,1996 due to cash management in anticipation of the initial public offering proceeds received in January 1997.

     In February 1997, the Company obtained a $10.0 million unsecured revolving credit facility with a term of one year and an interest rate equal to the bank lender's prime rate. This replaced a $1.7 million line of credit, which had been secured by all inventory and accounts receivable.

     Capital expenditures in the three month period ended March 31, 1997 were $2.3 million. This was comprised of $1.1 million related to the construction of the new facilities in the United States and Germany and $1.2 million for new machinery and equipment.

     The Company believes that cash generated from operations and its borrowing availability under the $10 million revolving line of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.

     The Company declared a dividend of $.035 per share to shareholders of record on March 31, 1997, with payment made on April 15, 1997.

SEASONALITY AND INFLATION

     The Company experiences reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns.

     The Company does not believe that inflation had a material effect on its operations for the periods ended March 31, 1997 and March 31, 1996. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

FORWARD-LOOKING INFORMATION


     Certain oral statements made by management from time to time and certain statements contained herein that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management's Discussion and Analysis of Financial Condition and Results of Operations are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (i) the Company's strategies regarding growth, including its intention to develop new products; (ii) the Company's financing plans; (iii) trends affecting the Company's financial condition or results of operations; (iv) the Company's ability to continue to control costs and to meet its liquidity and other financing needs; (v) the declaration and payment of dividends; and (vi) the Company's ability to respond to changes in customer demand domestically and internationally, including as a result of standardization. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur.

     Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company's products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and
(vi) changes relating to the Company's international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Risk Factors" in the

Form S-1 Registration Statement and Prospectus for the Company's initial public offering, and "Business" in the Company's Form 10-K for the year ended December 31, 1996. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                                   PART II
                              OTHER INFORMATION

  Item 1.  Legal Proceedings.

       None.

  Item 2.  Changes in Securities.

       None.

  Item 3.  Defaults upon Senior Securities.

       None.

  Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

  Item 5.  Other Information.

       None.

  Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

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

 3.2*     Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Pre-
          Effective Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on
          December 19, 1996 (File No. 333-14183)).

 4.1*     Revolving Credit Agreement, dated March 9, 1992, between Sun Hydraulics Corporation and
          Northern Trust Bank of Florida/Sarasota, N.A. (previously filed as Exhibit 4.1 in the
          Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
          14183)).

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

 4.7*     Security Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics
          Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.7 in the Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
          14183)).

 4.8*     Modification and Additional Advance Agreement, dated March 29, 1996, between Suninco, Inc.
          and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.8 in the Company's
          Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183)).

 4.9*     Consolidated Note, dated March 29, 1996, in the amount of $2,475,000.00, given by Suninco,
          Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.9 in the
          Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
          14183)).

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

 4.17*    Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of L.800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the
          Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
          14183)).

 4.18*    Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed L.250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as
          Exhibit 4.18 in the Company's Registration Statement on Form S-1 filed on October 15, 1996
          (File No. 333-14183)).



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

 4.21*    Master Note, dated February 3, 1997, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A.
          (previously filed as Exhibit 4.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.1*     Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company's
          Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183)).

10.2*     Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the
          Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
          14183)).

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

11.1      Statement regarding Computation of Earnings Per Share.

27.1      Financial Data Schedule for quarter ended March 31, 1997. (For SEC purposes only)

---------------------------
  *       Previously filed.
  +       Executive management contract or compensatory plan or arrangement.

  (b)     Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 15, 1997.

                                   SUN HYDRAULICS CORPORATION



                                   By: /s/ Richard J. Dobbyn
                                       -----------------------------
                                       Richard J. Dobbyn
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

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

 3.2*     Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Pre-
          Effective Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on
          December 19, 1996 (File No. 333-14183)).

 4.1*     Revolving Credit Agreement, dated March 9, 1992, between Sun Hydraulics Corporation and
          Northern Trust Bank of Florida/Sarasota, N.A. (previously filed as Exhibit 4.1 in the
          Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
          14183)).

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

 4.7*     Security Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics
          Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.7 in the Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
          14183)).

 4.8*     Modification and Additional Advance Agreement, dated March 29, 1996, between Suninco, Inc.
          and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.8 in the Company's
          Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183)).

 4.9*     Consolidated Note, dated March 29, 1996, in the amount of $2,475,000.00, given by Suninco,
          Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.9 in the
          Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
          14183)).

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

 4.17*    Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of L.800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the
          Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
          14183)).

 4.18*    Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed L.250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as
          Exhibit 4.18 in the Company's Registration Statement on Form S-1 filed on October 15, 1996
          (File No. 333-14183)).



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

 4.21*    Master Note, dated February 3, 1997, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A.
          (previously filed as Exhibit 4.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.1*     Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company's
          Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183)).

10.2*     Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the
          Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
          14183)).

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

11.1      Statement regarding Computation of Earnings Per Share.

27.1      Financial Data Schedule for quarter ended March 31, 1997. (For SEC purposes only)

---------------------------
  *       Previously filed.
  +       Executive management contract or compensatory plan or arrangement.

  (b)     Reports on Form 8-K.

          None.