Form 10-Q
period 1997-06-30
SUN HYDRAULICS CORP
filed 1997-08-13
CIK 1024795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997      Commission file number 0-21835

                           SUN HYDRAULICS CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registration as Specified in its Charter)


                FLORIDA                                          59-2754337
                -------                                      -------------------
   (State or Other Jurisdiction of                            (I.R.S. Employer
    Incorporation or Organization)                           Identification No.)

     1500 WEST UNIVERSITY PARKWAY
            SARASOTA, FLORIDA                                        34243
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)

                                  941/362-1200
                                -----------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The Registrant had 6,310,002 shares of common stock, par value $.001, outstanding as of August 8, 1997.

                           Sun Hydraulics Corporation
                                      INDEX
                   For the second quarter ended June 30, 1997

                                                                               Page
                                                                               ----
PART I. FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 (unaudited)
            and December 31, 1996                                                3

         Consolidated Statements of Income for the
            Three Months Ended June 30, 1997 and 1996 (unaudited)                4

         Consolidated Statements of Income for the
            Six Months Ended June 30, 1997 and 1996 (unaudited)                  5

         Consolidated Statement of Changes in Shareholders' Equity for the
            Six Months Ended June 30, 1997 (unaudited)                           6

         Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1997 and 1996 (unaudited)          7

         Notes to Consolidated Financial Statements                              8

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 10

                  Forward Looking Information                                   13

PART II. OTHER INFORMATION                                                      15

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

     Item 4.      Submission of Matters to a Vote of Security Holders

     Item 5.      Other Information

     Item 6.      Exhibits and Reports on Form 8-K

                          PART I: FINANCIAL INFORMATION
                                     Item 1.
Sun Hydraulics Corporation
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1997           1996
                                                             (UNAUDITED)
        ASSETS

Current assets:
   Cash and cash equivalents                                   $ 1,807        $ 1,038
   Accounts receivable, net of allowance for
      doubtful accounts of $60 and $62                           5,544          3,535
   Inventories                                                   5,593          4,451
   Other current assets                                            843          1,132
                                                               -------        -------

        Total current assets                                    13,787         10,156

Property, plant and equipment, net                              38,924         37,212
Other assets                                                        15          1,048
                                                               -------        -------

Total assets                                                   $52,726        $48,416
                                                               =======        =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $ 2,504        $ 3,273
   Accrued expenses and other liabilities                        1,923          1,961
   Long-term debt due within one year                            2,562          2,340
   Notes payable to related parties due within one year            704            655
   Dividends payable                                               221            508
   Income taxes payable, net                                     1,163            461
                                                               -------        -------
        Total current liabilities                                9,077          9,198

Long-term debt due after one year                                6,844         12,314
Notes payable to related parties due after one year              1,544          1,909
Deferred income taxes                                            2,578          2,578
Other liabilities                                                   --             20
                                                               -------        -------

        Total liabilities                                       20,043         26,019
                                                               -------        -------

Contingencies and commitments                                       --             --
Shareholders' equity:
   Common stock                                                      6          2,179
   Capital in excess of par value                               24,092          2,719
   Retained earnings                                             8,560         17,450
   Equity adjustment for foreign currency translation               25             49
                                                               -------        -------
        Total shareholders' equity                              32,683         22,397
                                                               -------        -------

Total liabilities and shareholders' equity                     $52,726        $48,416
                                                               =======        =======

       The accompanying Notes to the consolidated financial statements are an integral part of these financial statements.

Sun Hydraulics Corporation
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                               (UNAUDITED)

                                                           1997          1996
                                                           ----          ----

NET SALES                                                $15,276       $13,831

Cost of sales                                             10,444         9,125
                                                         -------       -------

GROSS PROFIT                                               4,832         4,706

Selling, engineering and
 administrative expenses                                   2,849         2,929
                                                         -------       -------

OPERATING INCOME                                           1,983         1,777

Interest expense                                             216           218
Miscellaneous expense (income)                                72           (63)
                                                         -------       -------

INCOME BEFORE INCOME TAXES                                 1,695         1,622

Income tax provision                                         616           202
                                                         -------       -------

NET INCOME                                               $ 1,079       $ 1,420
                                                         =======       =======

PRO FORMA INCOME DATA (NOTE 3):

INCOME BEFORE INCOME TAXES                               $ 1,695       $ 1,622

Pro Forma Income tax provision                               616           646
                                                         -------       -------

PRO FORMA NET INCOME                                     $ 1,079       $   976
                                                         =======       =======

PRO FORMA NET INCOME PER SHARE                           $   .17       $   .15
                                                         =======       =======

PRO FORMA AVERAGE SHARES OUTSTANDING                       6,517         6,509
                                                         =======       =======

      The accompanying Notes to the consolidated financial statements are an integral part of these financial statements.

Sun Hydraulics Corporation
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                              (UNAUDITED)

                                                           1997          1996
                                                           ----          ----

NET SALES                                                $29,874       $27,637

Cost of sales                                             20,646        18,616
                                                         -------       -------

GROSS PROFIT                                               9,228         9,021

Selling, engineering and
 administrative expenses                                   5,566         5,594
                                                         -------       -------

OPERATING INCOME                                           3,662         3,427

Interest expense                                             368           423
Miscellaneous expense (income)                                14           (10)
                                                         -------       -------

INCOME BEFORE INCOME TAXES                                 3,280         3,014

Income tax provision                                       1,184           491
                                                         -------       -------

NET INCOME                                               $ 2,096       $ 2,523
                                                         =======       =======

PRO FORMA INCOME DATA (NOTE 3):

INCOME BEFORE INCOME TAXES                               $ 3,280       $ 3,014

Pro Forma Income tax provision                             1,184         1,200
                                                         -------       -------

PRO FORMA NET INCOME                                     $ 2,096       $ 1,814
                                                         =======       =======

PRO FORMA NET INCOME PER SHARE                           $   .32       $   .28
                                                         =======       =======

PRO FORMA AVERAGE SHARES OUTSTANDING                       6,517         6,509
                                                         =======       =======

      The accompanying Notes to the consolidated financial statements are an integral part of these financial statements.

Sun Hydraulics Corporation
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)


                                                                                            EQUITY
                                                                                           ADJUSTMENT
                                                            CAPITAL IN                    FOR FOREIGN
                                              COMMON         EXCESS OF       RETAINED       CURRENCY
                                               STOCK         PAR VALUE       EARNINGS     TRANSLATION       TOTAL
Balance, December 31, 1996                    $ 2,179         $ 2,719        $ 17,450         $ 49         $ 22,397

Net proceeds from stock offering                    6          19,246                                        19,252
Distributions to shareholders                                                 (10,545)                      (10,545)
Merger with Sun Holdings (Note 2)              (2,175)          2,123                                           (52)
Shares retired in stock offering                   (4)              4                                            --
Net income                                                                      2,096                         2,096
Dividends declared                                                               (441)                         (441)
Adjustment for foreign
 currency translation                                                                          (24)             (24)
                                              -------         -------        --------         ----         --------

Balance, June 30, 1997 (unaudited)            $     6         $24,092        $  8,560         $ 25         $ 32,683
                                              =======         =======        ========         ====         ========

       The accompanying Notes to the consolidated financial statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(IN THOUSANDS)

                                                            SIX MONTHS ENDED JUNE 30,
                                                               1997            1996
                                                           (UNAUDITED)      (UNAUDITED)

Cash flows from operating activities:
      Net income                                             $  2,096         $ 2,523
      Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
      Depreciation                                              1,852           1,723
       (Increase) decrease in:
        Accounts receivable                                    (2,009)           (693)
        Inventories                                            (1,142)           (178)
        Other current assets                                      289             100
        Other assets                                            1,033             (97)
      Increase (decrease) in:
        Accounts payable                                         (769)           (503)
        Accrued expenses and other liabilities                    (38)            (47)
        Income taxes payable, net                                 702             488
        Other liabilities                                         (20)             25
                                                             --------         -------

        Net cash provided by operating activities               1,994           3,341
                                                             --------         -------

Cash flows from investing activities:
   Capital expenditures                                        (3,566)         (7,568)
   Proceeds from dispositions of equipment                          2              --
                                                             --------         -------

        Net cash used in investing activities                  (3,564)         (7,568)
                                                             --------         -------

Cash flows from financing activities:
   Proceeds from debt                                           3,722           6,403
   Repayment of debt                                           (8,970)         (2,835)
   Repayment of notes payable to related parties                 (316)           (280)
   Proceeds from exercise of stock options                         --               8
   Issuance of stock options                                       --              79
   Net proceeds from stock offering                            19,252              --
   Capital paid for Sun Holdings merger (Note 2)                  (52)             --
   Distributions to shareholders                              (11,273)         (1,310)
                                                             --------         -------

        Net cash provided by financing activities               2,363           2,065
                                                             --------         -------

Effect of exchange rate changes on cash                           (24)            (57)
                                                             --------         -------

Net increase (decrease) in cash and cash equivalents              769          (2,219)
Cash and cash equivalents, beginning of period                  1,038           2,434
                                                             --------         -------
Cash and cash equivalents, end of period                     $  1,807         $   215
                                                             ========         =======
Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest (including amounts capitalized)               $    616         $   428

      Income taxes                                           $    482         $     3

       The accompanying Notes to the consolidated financial statements are an integral part of these financial statements.

                           SUN HYDRAULICS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) with and should be read in conjunction with the combined financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed by Sun Hydraulics Corporation (the "Company") with the Securities and Exchange Commission on March 31, 1997.



2. INITIAL PUBLIC OFFERING

         The consolidated financial statements of the Company consist of the financial position and results of operations of Sun Hydraulics Corporation ("Sun Hydraulics") and Sun Hydraulik Holdings Limited ("Sun Holdings"). In January 1997, Sun Hydraulics effected a 9 for 1 stock split and issued 374,811 shares of common stock and made a nominal cash payment in exchange for all of the issued and outstanding stock of Sun Holdings. Accordingly, financial statements for 1997 are on a consolidated basis, and financial statements for 1996 are on a combined basis.

         The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission effective January 9, 1997, and issued 2,300,000 shares of common stock in an initial public offering ("IPO"), with an initial offering price of $9.50. The IPO net proceeds of $19.3 million, the exchange of shares with Sun Holdings, and the distribution of previously taxed S Corporation retained earnings are reflected in the Statement of Changes in Shareholders' Equity.

         The $19.3 million of net proceeds from the IPO were used as follows: a payment of $9.5 million of the S Corporation distribution was made, representing 90% of the total distribution of $10.6 million, $7.7 million was paid to extinguish debt, and $2.1 million was retained as working capital.

         The Company has 20,000,000 authorized shares of common stock, par value $0.001, with 6,310,002 shares outstanding. The Company also has 2,000,000 authorized shares of preferred stock, par value $0.001, with no shares outstanding.

3. PRO FORMA NET INCOME AND EARNINGS PER SHARE

         Pro forma net income reflects a provision for income taxes as if Sun Hydraulics had been a C Corporation for all periods presented.

         The computation of pro forma earnings per share is based on the pro forma weighted average number of common shares outstanding during the period plus vested common stock equivalents, if dilutive, consisting of certain shares subject to stock options, after giving effect to the initial public offering (See Note 2). The assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds were calculated using the average market price for the period ended June 30, 1997.

         During the first quarter of 1997, Statement on Financial Accounting Standards NO. 128 ("SFAS 128"), "Earnings per Share", was issued. SFAS 128 will be effective for the year ending December 31, 1997 and will require a restatement of previously reported earnings per share. Under SFAS 128, basic and diluted earnings per share are not expected to be significantly different from primary and fully diluted earnings per share, respectively, as calculated by the Company.

4.  INVENTORIES (IN THOUSANDS)

                                   JUNE 30,        DECEMBER 31,
                                     1997              1996
                                 (UNAUDITED)
         Raw materials              $   95            $  147
         Work in process             3,850             2,758
         Finished goods              1,648             1,546
                                    ------            ------
                                    $5,593            $4,451
                                    ======            ======


5. LONG-TERM DEBT (IN THOUSANDS)

                                                          JUNE 30,          DECEMBER 31,
                                                            1997                1996
                                                        (UNAUDITED)

Lines of credit agreements, interest payable
  at lender's prime rate (8.25% at June 30,
  1997 and December 31, 1996)                             $  2,156            $  1,512

Secured equipment loan, interest only payable
  monthly at 8.25% at December 31, 1996                         --               2,874

8.25% mortgage note payable secured by real
  property due in monthly principal and
  interest installments of $20                                  --               2,355

Notes payable secured by equipment, payable
  in monthly principal and interest
  installments with interest rates varying
  from 4.90% to 5.60% with maturity dates
  from March 1996 to June 1998                                  10                  46

Construction lines of credit at 8.25% and
  6.47% converted to mortgage notes in April 1997
  payable at 8.25% and 6.47% with maturities
  of 15 years and 12 years, respectively                     7,240               7,867
                                                          --------            --------
                                                             9,406              14,654
Less amounts due within one year                            (2,562)             (2,340)
                                                          --------            --------
                                                          $  6,844            $ 12,314
                                                          ========            ========

         In February 1997, the Company negotiated a one year, unsecured revolving credit facility. The agreement provides for a maximum availability of $10.0 million, payable on demand at the lender's prime rate of interest. At June 30, 1997, $2.1 million was outstanding under this credit facility.

                                     Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a leading designer and manufacturer of high-performance, screw-in hydraulic cartridge valves and manifolds which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through independent distributors.

         The production capacity expansion for the United States manufacturing operations which began in March 1997 was completed during the quarter. Manifold production has been relocated to the Company's new Sarasota, Florida, facility. The original Sarasota plant has been reconfigured to take advantage of the increased floor capacity for the production of cartridge valves and to establish cellular production for high volume products. Management believes that the Company now has the production capability to increase net sales levels during the second half of the year.

         Net sales were $15.3 million for the quarter ended June 30, 1997, a 6.5% increase over the first quarter of 1997. Demand during the quarter continued at approximately the same level as the prior quarter, exceeding $18.0 million. The increase in backlog necessitated increased delivery lead times.

         Management believes that recent production rates will be reflected in increased sales for the remainder of the year; however, the incremental costs of maximizing shipments to customers will continue to have a negative impact on gross profit as a percentage of sales.

         Net income for the quarter ended June 30, 1997, did not increase proportionately to sales and remained at the first quarter level of approximately $1.0 million. The disruption and costs associated with the production expansion and reconfiguration were exacerbated by the increased costs of expediting and rescheduling. In addition, the implementation of manufacturing systems in the new manifold plant and the hiring and training of new personnel adversely affected the rate of production increase at both U.S. facilities.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         Net sales increased 10.4%, or $1.4 million, to $15.3 million in the three month period ended June 30, 1997, compared to $13.8 million in the three month period ended June 30, 1996. Domestic net sales increased 2.3%, or $0.3 million to $9.7 million. Domestic shipments were restricted by reduced manifold production in the United States due to the move to the new plant. International net sales increased 28.0%, or $1.2 million to $5.6 million, reflecting a significant increase in production at the manufacturing plant in Coventry, England. European net sales increased $0.9 million or 31.6% to $3.7 million. Canada, Mexico and South American net sales increased $0.1 million to $0.8 million with Japan and Pacific Rim sales increasing $0.2 million to $1.1 million.

         Gross Profit increased 2.7% or $0.1 million to $4.8 million in the three month period ended June 30, 1997, compared to $4.7 million in the three month period ended June 30, 1996. This increase primarily was related to the increase in net sales. Gross profit as a percentage of net sales decreased to 31.6% in the three month period ended June 30, 1997, from 34.0% for the three month period ended June 30, 1996. The decrease in the percentage of gross profit to net sales was due to increased manufacturing overhead costs related to the new facilities in the United States and Germany and production inefficiencies and start-up costs in the new manifold plant in the United States.

         Selling, engineering and administrative expenses decreased 2.7% or $0.1 million to $2.8 million in the three month period ended June 30, 1997, compared to $2.9 million in the three month period ended June 30, 1996. However, due to the timing of discretionary spending for marketing and other costs, such expenses for the three months ended June 30, 1996, were unusually high.
Selling, engineering and administrative expenses as a percentage of sales decreased to 18.7% in the three month period ended June 30, 1997, compared to 21.2% in the three month period ended June 30, 1996.

         Interest expense was $0.2 million for the three month period ended June 30, 1997, approximately the same expense as the period ended June 30, 1996. Miscellaneous expense for the period ended June 30, 1997 was primarily due to exchange losses in Germany.

         The provision for income taxes in the three month period ended June 30, 1997, was 36.3% of pretax income compared to 39.8% of pro forma pretax income in the three month period ended June 30, 1996. The decrease in the effective tax rate was due to the change in the source of pretax income among the Company's three operations in the United States, the United Kingdom and Germany.

         Net income for the three month period ended June 30, 1997, increased to $1.1 million, or 10.6% over the three month period ended June 30, 1996, primarily as a result of the foregoing factors.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Net sales increased 8.1%, or $2.2 million, to $29.9 million in the six month period ended June 30, 1997, compared to $27.6 million in the six month period ended June 30, 1996. Domestic net sales increased 3.1%, or $0.6 million to $19.0 million. Net sales were restricted in the United States by production constraints and demand was substantially higher than shipments. International net sales increased 18.1%, or $1.7 million to $10.9 million. European net sales increased $0.9 million or 14.0% to $7.1 million. Canada, Mexico and South American net sales increased $0.3 million to $1.5 million with Japan and Pacific Rim sales increasing $0.5 million to $2.3 million.

         Gross Profit increased 2.3% or $0.2 million to $9.2 million in the six month period ended June 30, 1997, compared to $9.0 million in the six month period ended June 30, 1996. This increase is primarily related to the increase in net sales. Gross profit as a percentage of net sales decreased to 30.9% in the six month period ended June 30, 1997 from 32.6% for the six month period ended June 30, 1996. The decrease in the percentage of gross profit to net sales was due to increased manufacturing overhead costs related to the new facilities in the United States and Germany and production inefficiencies and start-up costs in the new manifold plant in the United States.

         Selling, engineering and administrative expenses were $5.6 million for the six month period ended June 30, 1997, approximately the same expense as the six month period ended June 30, 1996. However, due to the timing of discretionary spending for marketing and other costs, such expenses for the three months ended June 30, 1996, were unusually high. Selling, engineering and administrative expenses as a percentage of sales decreased to 18.6% in the six month period ended June 30, 1997 compared to 20.2% in the six month period ended June 30, 1996.

         Interest expense was $0.4 million for the six month period ended June 30, 1997, approximately the same expense, as the period ended June 30, 1996.

         The provision for income taxes in the six month period ended June 30, 1997, was 36.1% of pretax income compared to 39.8% of pro forma pretax income in the six month period ended June 30, 1996. The decrease in the effective tax rate primarily was due to the change in the source of pretax income among the Company's three operations in the United States, the United Kingdom and Germany.

         Net income for the six month period ended June 30, 1997, increased to $2.1 million, or 15.5% over the six month period ended June 30, 1996, primarily as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

         In January 1997, the Company received $20.3 million of gross proceeds from its initial public offering of common stock. Net proceeds after expenses were approximately $19.3 million. In January 1997, approximately 90% or $9.5 million of the S Corporation distribution was paid and the balance of $1.0 million was paid in May 1997. Also in January 1997, the capital equipment loan balance of $2.9 million and the mortgage balance of $2.4 million on the original United States facility were paid in full. In March 1997, $1.0 million was paid to reduce the mortgage on the new plant in the United States to a balance of $5.2 million. In February and March 1997, $1.4 million was used to repay the entire revolving line of credit in the United States.

         In February 1997, the Company negotiated a $10.0 million unsecured revolving credit facility with a term of one year and an interest rate equal to the bank lender's prime rate. This replaced a $1.7 million revolving line of credit, which had been secured by the Company's inventories and accounts receivable. At June 30, 1997, $2.1 million had been drawn down under this credit facility.

         Cash generated from operations in the six month period ended June 30, 1997, was $2.0 million compared to $3.3 million in the six month period ended June 30, 1996. The cash flow reduction reflected an increase in inventory of $1.1 million to provide for higher volume shipments and the various production moves and an accounts receivable increase of $2.0 million as a result of a higher shipment level at the end of the second quarter.

         Capital expenditures in the six-month period ended June 30, 1997, were $3.6 million. This was comprised of $1.4 million related to the construction of the new facilities in the United States and Germany and $2.2 million spent for machinery and equipment.

         The Company believes that cash generated from operations and its borrowing availability under the $10 million revolving line of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.

         The Company declared a dividend of $.035 per share to shareholders of record on March 31, 1997, which was paid on April 15,1997. The Company also declared a dividend of $.035 per share to shareholders of record July 3, 1997, which was paid on July 15, 1997.

SEASONALITY AND INFLATION

         The Company experiences reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns.

         The Company does not believe that inflation had a material effect on its operations for the six months ended June 30, 1997 and June 30, 1996. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

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

Item 1. Legal Proceedings.
         None.

Item 2. Changes in Securities.
         None.

Item 3. Defaults upon Senior Securities.
         None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of the Company was held on June 21, 1997. At the meeting, the following actions were taken by the shareholders:

  1. Arthur B. Bodley was reelected as a Director to serve until the Annual Meeting in 1998, and Robert E. Koski and James G. March were reelected to serve until the Annual Meeting in 2000, and until their successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

                                                         For          Withheld
                                                         ---          --------
                           Arthur B. Bodley           5,817,156         7,495
                           Robert E. Koski            5,822,016         2,635
                           James G. March             5,822,016         2,635

  2. The appointment of Price Waterhouse, LLP, as the Company's independent certified public accountants for the year 1997 was ratified and approved. The voting on the proposal was as follows:

                           FOR                        5,726,637
                           AGAINST                       93,364
                           ABSTAIN                        4,650

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

10.3*+    Sun Hydraulics Corporation 1996 Stock Option Plan (previously filed as Exhibit 10.3 in the
          Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on
          December 19, 1996 (File No. 333-14183)).


10.4+     Amendment No. 1 to 1996 Stock Option Plan.

10.5*+    Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective
          Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on December 19,
          1996 (File No. 333-14183)).

11.1      Statement regarding Computation of Earnings Per Share.

27.1      Financial Data Schedule for quarter ended June 30, 1997. (For SEC purposes only)

---------------------------
  *       Previously filed.
  +       Executive management contract or compensatory plan or arrangement.

         (b) Reports on Form 8-K

         Report on Form 8-K dated June 23, 1997, announcing a $0.035 per share dividend on its common stock payable on July 15, 1997, to shareholders of record on July 3, 1997, and reporting comments made by management at the Registrant's annual shareholders' meeting held on June 21, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 13, 1997.


                                        SUN HYDRAULICS CORPORATION


                                        By: /s/ Richard J. Dobbyn
                                            ------------------------------------
                                            Richard J. Dobbyn
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

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

10.3*+    Sun Hydraulics Corporation 1996 Stock Option Plan (previously filed as Exhibit 10.3 in the
          Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on
          December 19, 1996 (File No. 333-14183)).

10.4+     Amendment No. 1 to 1996 Stock Option Plan.

10.5*+    Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective
          Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on December 19,
          1996 (File No. 333-14183)).

11.1      Statement regarding Computation of Earnings Per Share.

27.1      Financial Data Schedule for quarter ended June 30, 1997. (For SEC purposes only)

---------------------------
  *       Previously filed.
  +       Executive management contract or compensatory plan or arrangement.