Form 10-Q
period 1997-09-30
SUN HYDRAULICS CORP
filed 1997-11-07
CIK 1024795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        Commission file number
      September 30, 1997                                      0-21835

                           SUN HYDRAULICS CORPORATION
            (Exact Name of Registration as Specified in its Charter)

--------------------------------------------------------------------------------

             FLORIDA                                            59-2754337
         ---------------                                     -----------------
 (State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

     1500 WEST UNIVERSITY PARKWAY
            SARASOTA, FLORIDA                                      34243
----------------------------------------                       -------------
(Address of Principal Executive Offices)                         (Zip Code)

                                  941/362-1200
                                -----------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The Registrant had 6,322,002 shares of common stock, par value $.001, outstanding as of November 5, 1997.

                           Sun Hydraulics Corporation
                                      INDEX
                 For the third quarter ended September 30, 1997

                                                                                        Page
                                                                                        ----
PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

            Consolidated Balance Sheets as of September 30, 1997 (unaudited)
               and December 31, 1996                                                       3

            Consolidated Statements of Income for the
               Three Months Ended September 30, 1997 and 1996 (unaudited)                  4

            Consolidated Statements of Income for the
               Nine Months Ended September 30, 1997 and 1996 (unaudited)                   5

            Consolidated Statement of Changes in Shareholders' Equity for
               the Nine Months Ended September 30, 1997 (unaudited)
               and the Year Ended December 31, 1996                                        6

            Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30, 1997 and 1996 (unaudited)           7

            Notes to Consolidated Financial Statements                                     8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                           11

                  Forward Looking Information                                             14

PART II. OTHER INFORMATION                                                                16

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                          PART I: FINANCIAL INFORMATION
                                     Item 1.

Sun Hydraulics Corporation
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                          SEPTEMBER 30,      DECEMBER 31,
                                                               1997              1996
                                                           (UNAUDITED)
        ASSETS

Current assets:
   Cash and cash equivalents                                 $ 2,550           $ 1,038
   Accounts receivable, net of allowance for
      doubtful accounts of $46 and $62                         5,630             3,535
   Inventories                                                 6,662             4,451
   Other current assets                                          598             1,132
                                                             -------           -------

        Total current assets                                  15,440            10,156

Property, plant and equipment, net                            39,277            37,212
Other assets                                                      37             1,048
                                                             -------           -------

        Total assets                                         $54,754           $48,416
                                                             =======           =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $ 2,619           $ 3,273
   Accrued expenses and other liabilities                      2,506             1,961
   Long-term debt due within one year                          3,321             2,340
   Notes payable to related parties due within one year          730               655
   Dividends payable                                             221               508
   Income taxes payable, net                                     843               461
                                                             -------           -------
        Total current liabilities                             10,240             9,198

Long-term debt due after one year                              6,706            12,314
Notes payable to related parties due after one year            1,351             1,909
Deferred income taxes                                          2,567             2,578
Other liabilities                                                 --                20
                                                             -------           -------

        Total liabilities                                     20,864            26,019
                                                             -------           -------

Contingencies and commitments                                     --                --
Shareholders' equity:
   Common stock                                                    6             2,179
   Capital in excess of par value                             24,163             2,719
   Retained earnings                                           9,692            17,450
   Equity adjustment for foreign currency translation             29                49
                                                             -------           -------
        Total shareholders' equity                            33,890            22,397
                                                             -------           -------

        Total liabilities and shareholders' equity           $54,754           $48,416
                                                             =======           =======

The accompanying Notes to the consolidated financial statements are an integral part of these financial statements.

Sun Hydraulics Corporation
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                              (UNAUDITED)

                                                          1997             1996
                                                          ----             ----

NET SALES                                               $17,301          $13,596

Cost of sales                                            11,842            9,287
                                                        -------          -------

GROSS PROFIT                                              5,459            4,309

Selling, engineering and
 administrative expenses**                                3,018            3,694
                                                        -------          -------

OPERATING INCOME**                                        2,441              615

Interest expense                                            285              255
Miscellaneous expense                                        27              117
                                                        -------          -------

INCOME BEFORE INCOME TAXES**                              2,129              243

Income tax provision                                        777              236
                                                        -------          -------

NET INCOME**                                            $ 1,352          $     7
                                                        =======          =======

PRO FORMA INCOME DATA (NOTE 3):

INCOME BEFORE INCOME TAXES**                            $ 2,129          $   243

Pro Forma Income tax provision                              777               55
                                                        -------          -------

PRO FORMA NET INCOME**                                  $ 1,352          $   188
                                                        =======          =======

PRO FORMA NET INCOME PER SHARE**                        $   .21          $   .03
                                                        =======          =======

PRO FORMA AVERAGE SHARES OUTSTANDING                      6,526            6,509
                                                        =======          =======

The accompanying Notes to the consolidated financial statements are an integral part of these financial statements.

** Selling, engineering and administrative expense for the three month period ended September 30, 1996 reflects a $1.4 million non-recurring, non-cash compensation expense related to the termination of phantom stock compensation agreements and the issuance of options to employees and directors. Without this expense, pro forma net income for the three month period ended September 30, 1996 would have been $1.1 million, and pro forma net income per share would have been $.16.

Sun Hydraulics Corporation
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                               (UNAUDITED)

                                                          1997             1996
                                                          ----             ----

NET SALES                                               $47,176          $41,233

Cost of sales                                            32,488           27,903
                                                        -------          -------

GROSS PROFIT                                             14,688           13,330

Selling, engineering and
 administrative expenses**                                8,584            9,288
                                                        -------          -------

OPERATING INCOME**                                        6,104            4,042

Interest expense                                            653              678
Miscellaneous expense                                        41              107
                                                        -------          -------

INCOME BEFORE INCOME TAXES**                              5,410            3,257

Income tax provision                                      1,961              727
                                                        -------          -------

NET INCOME**                                            $ 3,449          $ 2,530
                                                        =======          =======

PRO FORMA INCOME DATA (NOTE 3):

INCOME BEFORE INCOME TAXES**                            $ 5,410          $ 3,257

Pro Forma Income tax provision                            1,961            1,255
                                                        -------          -------

PRO FORMA NET INCOME**                                  $ 3,449          $ 2,002
                                                        =======          =======

PRO FORMA NET INCOME PER SHARE**                        $   .53          $   .31
                                                        =======          =======

PRO FORMA AVERAGE SHARES OUTSTANDING                      6,526            6,509
                                                        =======          =======

The accompanying Notes to the consolidated financial statements are an integral part of these financial statements.

** Selling, engineering and administrative expense for the nine month period ended September 30, 1996 reflects a $1.4 million non-recurring, non-cash compensation expense related to the termination of phantom stock compensation agreements and the issuance of options to employees and directors. Without this expense, pro forma net income for the nine month period ended September 30, 1996 would have been $2.9 million, and pro forma net income per share would have been $.44.

Sun Hydraulics Corporation
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)


                                                                                           EQUITY
                                                                                         ADJUSTMENT
                                                           CAPITAL IN                    FOR FOREIGN
                                              COMMON        EXCESS OF      RETAINED       CURRENCY
                                               STOCK        PAR VALUE      EARNINGS      TRANSLATION       TOTAL
Balance, December 31, 1995                   $  2,181       $    997       $ 18,676       $   (325)      $ 21,529

Issuance of stock options                                      2,110                                        2,110
Suninco step-up for purchase accounting                          185                                          185
Exercise of stock options                                         70                                           70
Repurchase and retirement of shares                              (41)                                         (41)
Exchange of shares in merger                       (2)          (602)           604                            --
Net income                                                                    1,071                         1,071
Distributions to shareholders                                                (2,901)                       (2,901)
Adjustment for foreign
 currency translation                                                                          374            374
                                             --------       --------       --------       --------       --------

Balance, December 31, 1996                   $  2,179       $  2,719       $ 17,450       $     49       $ 22,397

Net proceeds from stock offering                    6         19,246                                       19,252
Distributions to shareholders                                               (10,545)                      (10,545)
Merger with Sun Holdings (Note 2)              (2,175)         2,123                                          (52)
Shares retired in stock offering                   (4)             4                                           --
Net income                                                                    3,449                         3,449
Dividends declared                                                             (662)                         (662)
Exercise of stock options                                         71                                           71
Adjustment for foreign
 currency translation                                                                          (20)           (20)
                                             --------       --------       --------       --------       --------

Balance, September 30, 1997 (unaudited)
                                             $      6       $ 24,163       $  9,692       $     29       $ 33,890
                                             ========       ========       ========       ========       ========

     The accompanying Notes to the consolidated financial statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(IN THOUSANDS)

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                1997            1996
                                                             (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
   Net income                                                 $  3,449       $  2,530
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Depreciation                                               2,784          2,288
      Issuance of stock options                                     --          2,110
      Other                                                         --             92
      (Benefit from)/provision for deferred income taxes           (11)          (353)
       (Increase) decrease in:
        Accounts receivable                                     (2,095)          (692)
        Inventories                                             (2,211)           101
        Other current assets                                       534             71
        Other assets                                             1,011           (140)
      Increase (decrease) in:
        Accounts payable                                          (654)          (827)
        Accrued expenses and other liabilities                     545            742
        Income taxes payable, net                                  382            582
        Other liabilities                                          (20)          (621)
                                                              --------       --------

        Net cash provided by operating activities                3,714          5,883
                                                              --------       --------

Cash flows from investing activities:
   Capital expenditures                                         (4,889)       (12,423)
   Proceeds from dispositions of equipment                          40             --
                                                              --------       --------

        Net cash used in investing activities                   (4,849)       (12,423)
                                                              --------       --------

Cash flows from financing activities:
   Proceeds from debt                                            5,230         13,519
   Repayment of debt                                            (9,857)        (4,743)
   Repayment of notes payable to related parties                  (483)          (424)
   Proceeds from exercise of stock options                          71             69
   Repurchase of shares                                             --            (41)
   Net proceeds from stock offering                             19,252             --
   Capital paid for Sun Holdings merger (Note 2)                   (52)            --
   Distributions to shareholders                               (11,494)        (3,026)
                                                              --------       --------

        Net cash provided by financing activities                2,667          5,354
                                                              --------       --------

Adjustment for foreign currency translation                        (20)           (61)
                                                              --------       --------

Net increase (decrease) in cash and cash equivalents             1,512         (1,247)
Cash and cash equivalents, beginning of period                   1,038          2,434
                                                              --------       --------
Cash and cash equivalents, end of period                      $  2,550       $  1,187
                                                              ========       ========
Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest (including amounts capitalized)                $    901       $    706
      Income taxes                                            $  1,590       $    506

The accompanying Notes to the consolidated financial statements are an integral part of these financial statements.

                           SUN HYDRAULICS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)

1. Interim Consolidated Financial Statements

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the combined financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed by Sun Hydraulics Corporation (the "Company") with the Securities and Exchange Commission on March 31, 1997.


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

         The Company has 20,000,000 authorized shares of common stock, par value $0.001, with 6,322,002 shares outstanding. The Company also has 2,000,000 authorized shares of preferred stock, par value $0.001, with no shares outstanding.

3. Pro Forma Net Income and Earnings Per Share

         Pro forma net income reflects a provision for income taxes as if Sun Hydraulics had been a C Corporation for all periods presented.

         The computation of pro forma earnings per share is based on the pro forma weighted average number of common shares outstanding during the period plus vested common stock equivalents, if dilutive, consisting of certain shares subject to stock options, after giving effect to the initial public offering (See Note 2). The assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds were calculated using the average market price for the period ended September 30, 1997.

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


4. Inventories (in thousands)


                                          September 30,           December 31,
                                              1997                    1996
                                           (unaudited)

         Raw materials                       $  158                  $  147
         Work in process                      4,429                   2,758
         Finished goods                       2,075                   1,546
                                             ------                  ------
                                             $6,662                  $4,451
                                             ======                  ======

5. Long-term Debt (in thousands)


                                                      September 30,  December 31,
                                                          1997           1996
                                                       (unaudited)

Lines of credit agreements, interest payable
  at lender's prime rate (8.5% at September 30,
  1997 and 8.25% at December 31, 1996)                  $  2,917       $  1,512

Secured equipment loan, interest only payable
  monthly at 8.25% at December 31, 1996                       --          2,874

8.25% mortgage note payable secured by real
  property due in monthly principal and
  interest installments of $20                                --          2,355

Notes payable secured by equipment, payable
  in monthly principal and interest
  installments with interest rates varying
  from 4.90% to 5.60% with maturity dates
  from March 1996 to June 1998                                --             46

Construction lines of credit at 8.25% and
  6.47% converted to mortgage notes in April 1997
  payable at 8.25% and 6.47% with maturities
    of 15 years and 12 years, due in monthly
    principal and interest installments of
    approximately $60 and $42, respectively                7,110          7,867
                                                        --------       --------
                                                          10,027         14,654
Less amounts due within one year                          (3,321)        (2,340)
                                                        --------       --------
                                                        $  6,706       $ 12,314
                                                        ========       ========

         In February 1997, the Company negotiated a one year, unsecured revolving credit facility. The agreement provides for a maximum availability of $10.0 million, payable on demand at the lender's prime rate of interest. At September 30, 1997, $2.9 million was outstanding under this credit facility.

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

         Net sales for the quarter ended September 30, 1997 were a record $17.3 million, an increase of 13.3% over the second quarter of 1997, and a 27.3% increase over the three months ended September 30, 1996. For the nine month period ended September 30, 1997, net sales were $47.2 million, a 14.4% increase compared to the nine month period ended September 30, 1996. Sustained high demand levels in the marketplace, particularly in the mobile market, and the recently completed capacity expansion in the United States drove the sales gain. Demand for the quarter ended September 30, 1997, while slightly below first and second quarter levels, increased more than 30% compared to the same period last year.

         Net income was $1.4 million for the quarter ended September 30, 1997, an increase of $0.3 million, or 25.3%, over the second quarter of 1997. Gross profit as a percentage of sales was 31.6% for the quarter ended September 30, 1997, slightly below 31.7% for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, gross profit as a percentage of sales was 31.1%, down from 32.6% for the nine months ended September 30, 1996. Incremental costs associated with continued expediting to meet customer delivery requirements, together with the ongoing integration of new production processes, prevented any improvement in gross profit as a percentage of sales.

         Management believes production rates will continue to increase at both United States facilities in the fourth quarter of 1997, and expects end-use market demand to remain strong. However, due to the reduced number of production days in the fourth quarter, compared to the third quarter, net sales for the fourth quarter are expected to decrease from the third quarter, approximately proportionate to the decrease in work days.

         With the increased production rates, management plans to reduce lead times on specific products in the coming months. It is anticipated that the lead time reduction will result in a corresponding reduction in incoming distributor order rates as the channel adjusts to the shorter lead times. Given the current backlog and expected strong demand in the marketplace, shipment levels should not be affected by the lead time reduction.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Net sales increased 27.3%, or $3.7 million to $17.3 million in the three month period ended September 30, 1997, compared to $13.6 million in the three month period ended September 30, 1996. Domestic net sales increased 31.7% or $2.8 million to $11.8 million. The Company was able to achieve the record sales level by increasing production in both United States facilities. Production increases were a result of the capacity expansion and the implementation of a newly established cellular production process in the cartridge plant. International net sales increased 17.5%, or $0.8 million to $5.5 million. European net sales increased $0.7 million or 21.9% to $3.9 million. Net sales to Canada, Mexico and South America increased 9.5% to $0.6 million, and sales to Japan and the Pacific Rim increased 16.2% to $1.0 million.

         Gross Profit increased 26.7% or $1.2 million to $5.5 million in the three month period ended September 30, 1997, compared to $4.3 million in the three month period ended September 30, 1996. This increase primarily was related to the increase in net sales. Gross profit as a percentage of net sales decreased to 31.6% in the three month period ended September 30, 1997, from 31.7% for the three month period ended September 30, 1996. Gross profit as a percentage of sales did not improve due to the incremental costs associated with expediting customer shipments and increased manufacturing overhead costs related to the new facilities in the United States and Germany.

         Selling, engineering and administrative expenses decreased 18.3% or $0.7 million to $3.0 million in the three month period ended September 30, 1997, compared to $3.7 million in the three month period ended September 30, 1996. This decrease was due to a non-recurring, non-cash compensation expense of $1.4 million related to the termination of phantom stock compensation agreements and the issuance of options to employees and directors, incurred in the three month period ended September 30, 1996. Excluding this one-time charge, selling, engineering and administrative expenses increased 31.6%. The increase for the three months ended September 30, 1997, was due primarily to the timing of discretionary spending for marketing and other costs, which were unusually low in the three months ended September 30, 1996, and were unusually high in the three month period ended June 30, 1996. Selling, engineering and administrative expenses as a percentage of sales increased to 17.4% in the three month period ended September 30, 1997, compared to 16.9% in the three month period ended September 30, 1996, excluding the one-time compensation expense.

         Interest expense was $0.3 million for the three month period ended September 30, 1997, approximately the same expense as the period ended September 30, 1996. Miscellaneous expense for the period ended September 30, 1997 includes currency exchange losses in Germany partially offset by currency exchange gains in the United Kingdom.

         The provision for income taxes in the three month period ended September 30, 1997, was 36.5% of pretax income compared to 22.6% of pro forma pretax income in the three month period ended September 30, 1996. The increase in the effective tax rate is due to a year to date adjustment to reduce the income tax provision in the three month period ended September 30, 1996.

         Net income for the three month period ended September 30, 1997, increased to $1.4 million, or 7.8% of net sales. Excluding the non-recurring compensation expense of $1.4 million, net income for the three month period ended September 30, 1996, would have been $1.1 million, or 7.8% of net sales.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Net sales increased 14.4%, or $5.9 million, to $47.2 million in the nine month period ended September 30, 1997, compared to $41.2 million in the nine month period ended September 30,

1996. Domestic net sales increased 12.4%, or $3.4 million to $30.7 million. This increase was due to the continuing strong demand and recently completed capacity expansion. International net sales increased 18.4%, or $2.6 million to $16.5 million. European net sales increased $1.6 million or 17.1 % to $11.1 million. Net sales to Canada, Mexico and South America increased 16.9% to $2.0 million, and sales to Japan and the Pacific Rim increased 27.1% to $3.4 million.

         Gross Profit increased 10.2% or $1.4 million to $14.7 million in the nine month period ended September 30, 1997, compared to $13.3 million in the nine month period ended September 30, 1996. This increase was related primarily to the increase in net sales. Gross profit as a percentage of net sales decreased to 31.1% in the nine month period ended September 30, 1997 from 32.3% for the nine month period ended September 30, 1996. The decrease in the percentage of gross profit to net sales was due to production inefficiencies and start-up costs related to the capacity expansion in the United States, incremental expediting costs, and increased manufacturing overhead costs related to the new facilities in the United States and Germany.

         Selling, engineering and administrative expenses decreased 7.6% or $0.7 million to $8.6 million for the nine month period ended September 30, 1997, compared to $9.3 million in the nine month period ended September 30, 1996. Excluding the $1.4 million non-recurring compensation expense recorded in the three month period ended September 30, 1996, selling, engineering and administrative expenses for the nine month period ended September 30, 1996 were $7.9 million. The $0.7 million or 8.1% increase in expenses, excluding the one-time charge, was due primarily to increased administrative systems and personnel costs in the United States production facilities. Selling, engineering and administrative expense as a percentage of sales decreased to 18.2% in the nine month period ended September 30, 1997 compared to 19.1% in the nine month period ended September 30, 1996, excluding the one-time compensation expense.

         Interest expense was $0.7 million for the nine month period ended September 30, 1997, approximately the same expense as the period ended September 30, 1996.

         The provision for income taxes in the nine month period ended September 30, 1997, was 36.2% of pretax income compared to 38.5% of pro forma pretax income in the nine month period ended September 30, 1996. The decrease in the effective tax rate primarily was due to the change in the source of pretax income among the Company's three operations in the United States, the United Kingdom and Germany.

         Net income for the nine month period ended September 30, 1997, increased to $3.4 million, or 7.3% of net sales. Excluding the non-recurring compensation expense of $1.4 million, net income for the nine month period ended September 30, 1996, would have been $2.9 million, or 7.0% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

         In January 1997, the Company received $20.3 million of gross proceeds from its initial public offering of common stock. Net proceeds after expenses were approximately $19.3 million. In January 1997, approximately 90%, or $9.5 million, of the S Corporation distribution was paid and the balance of $1.0 million was paid in May 1997. Also in January 1997, the

Company's capital equipment loan balance of $2.9 million and its mortgage loan balance of $2.4 million on the original United States facility were paid in full. In March 1997, $1.0 million was paid to reduce the mortgage on the new plant in the United States to a balance of $5.2 million. In February and March 1997, $1.4 million was used to repay the Company's entire revolving line of credit in the United States.

         In February 1997, the Company negotiated a $10.0 million unsecured revolving credit facility with a term of one year and an interest rate equal to the bank lender's prime rate. This replaced a $1.7 million revolving line of credit, which had been secured by the Company's inventories and accounts receivable. At September 30, 1997, $2.9 million had been drawn down under this credit facility.

         Cash generated from operations in the nine month period ended September 30, 1997, was $3.7 million compared to $5.9 million in the nine month period ended September 30, 1996. The cash flow reduction was due to working capital increases required to support a 27.3% increase in net sales for the three month period ended September 30, 1997, and an increase in inventory in the manifold and cartridge plants in the United States. This increase was due to timing and coordination of manifold and cartridge production required to be assembled as valve units. Valve units require a manifold and at least one cartridge valve to be assembled and shipped as a unit.

         Capital expenditures in the nine-month period ended September 30, 1997, were $4.9 million. This was comprised of $1.4 million related to the construction of the new facilities in the United States and Germany and $3.5 million spent for machinery and equipment.

         The Company believes that cash generated from operations and its borrowing availability under the $10 million revolving line of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.

         The Company declared quarterly dividends of $.035 per share to shareholders of record on March 31, 1997, July 3, 1997, and October 1, 1997, respectively. These dividends were paid on April 15, 1997, July 15, 1997 and October 15, 1997, respectively.

SEASONALITY AND INFLATION

         The Company experiences reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns.

         The Company does not believe that inflation had a material effect on its operations for the nine months ended September 30, 1997 and September 30, 1996. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

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

         None.

Item 3. Defaults upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

EXHIBIT                          EXHIBIT DESCRIPTION
NUMBER                           -------------------
-------
  3.1*   Amended and Restated Articles of Incorporation of the Company
         (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on December
         19, 1996 (File No. 333-14183)).

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

 10.4*+  Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit
         10.4 in the Company's Report on Form 10-Q for the quarter ended June
         30, 1997).

 10.5*+ Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company's Registration
         Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183)).

 11.1    Statement regarding Computation of Earnings Per Share.

 27.1 Financial Data Schedule for Quarter ended September 30, 1997. (For SEC purposes only)

------------------------------
   *     Previously filed.
   +     Executive management contract or compensatory plan or arrangement.

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 7, 1997.


                                        SUN HYDRAULICS CORPORATION



                                        By: /s/ Richard J. Dobbyn
                                           -------------------------------------
                                           Richard J. Dobbyn
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)