Form 10-K405
period 1997-12-31
SUN HYDRAULICS CORP
filed 1998-03-30
CIK 1024795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number 0-21835

                           SUN HYDRAULICS CORPORATION
                           --------------------------
            (Exact Name of Registration as Specified in its Charter)

                 FLORIDA                                   59-2754337
                 -------                                   ----------
       (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

        1500 WEST UNIVERSITY PARKWAY                         34243
             SARASOTA, FLORIDA                               -----
             -----------------                             (Zip Code)
  (Address of Principal Executive Offices)

                                  941/362-1200
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.001 per share
               ---------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 25, 1998, was $43,727,683 based upon the reported closing sale price of such shares on the Nasdaq Stock Market's National Market for that date. As of March 25, 1998, there were 6,325,922 shares outstanding.

                                     PART I

                                ITEM 1. BUSINESS

Certain statements contained in this "Item 1. Business" that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. See "Item 7. Forward-Looking Information."

OVERVIEW

      The Company is a leading designer and manufacturer of high-performance, screw-in hydraulic cartridge valves and manifolds which control force, speed and motion as integral components in fluid power systems. The innovative floating construction of the Company's screw-in cartridge valves provides demonstrable performance and reliability advantages compared to other available screw-in cartridge valves. Screw-in cartridge valves are an increasingly accepted alternative to conventional forms of hydraulic valving, offering significant design flexibility, as well as substantial size, weight and efficiency benefits afforded to designers of fluid power systems. Since the introduction of screw-in hydraulic cartridge valves in the late 1950s, management believes manufacturers of these and similar products have captured approximately $550 - 600 million of the worldwide market for all non-aerospace hydraulic valves and manifolds, which management believes to be in excess of $3 billion. The Company has generated a profit each year since 1972. The Company believes that its success is primarily a result of its innovative product design, consistent high quality and superior product performance.

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

      The Company also designs and manufactures the most comprehensive line of standard manifolds in the world. A manifold is a solid block of metal, usually aluminum, steel or ductile iron, which is machined to create threaded cavities and channels into which screw-in cartridge valves are installed and through which the hydraulic fluids flow. Fluid power engineers can package standard or customized manifolds with screw-in cartridge valves to create application-specific, multiple-function hydraulic control systems that are safe, reliable and provide greater control. In 1997, screw-in cartridge valves accounted for approximately 75% of the Company's net sales while standard and custom manifolds accounted for approximately 25% of net sales.

      The Company sells its products primarily through a global network of independent fluid power distributors to a diverse universe of end users, for use in various "mobile" applications, such as construction, agricultural and utility equipment (approximately 68% of net sales), and a broad array of "industrial" applications, such as machine tools and material handling equipment (approximately 32% of net sales). Sales to the Company's largest distributor represented approximately 6% of net sales in 1997, and the Company believes that aggregate sales by its distributors to the largest end user represented less than 3% of net sales in 1997.

      The Company believes that screw-in cartridge valves will continue to achieve significant growth at the expense of conventional hydraulic valves as design engineers recognize the inherent advantages of screw-in cartridge valves. The Company believes that additional growth potential for screw-in cartridge valve applications exists as a result of a trend toward miniaturization as end users require smaller, lighter-weight and more efficient components. Custom manifolds that utilize screw-in cartridge valves allow customers to design an optimal solution for control of their fluid power systems that significantly reduces assembly time and expense. The United States and Western Europe are the largest developed markets for screw-in cartridge valves, and the Company believes the long-term future growth prospects are particularly attractive in the Pacific Rim, Eastern Europe and India where the adoption of screw-in cartridge valves is in the early stage. In 1997, approximately 35% of the Company's net sales were outside the United States.

      Management believes that the Company's success during its 28-year history is due in large part to its emphasis on innovative product designs and vertically integrated, state of the art manufacturing processes. Management attributes the Company's ability to continuously implement process improvements to its horizontal management structure that encourages employee contribution at all levels. The Company does not have a formal organizational chart and employee responsibilities are not derived from titles or narrow job descriptions. This management philosophy is utilized throughout the Company's operations.

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

      On June 28, 1996, Suninco, Inc. was merged into the Company. Prior to the merger, the Company and Suninco were controlled by the same group of stockholders and were operated as a common enterprise, with Suninco as the owner and lessor of the Company's Sarasota, Florida, manufacturing plant and certain equipment utilized by the Company at that location. See "Item 13. Certain Relationships and Related Transactions - Suninco Merger." Immediately prior to the Company's initial public offering of Common Stock in January 1997, the Company acquired all of the outstanding shares of capital stock of Sun Hydraulik Holdings Limited, a private limited company organized under the Laws of England and Wales ("SHHL"), pursuant to an exchange offer made by the Company to all of the stockholders of SHHL. See "Item 13. Certain Relationships and Related Transactions Reorganization with Sun Hydraulik Holdings Limited."

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

      The Company estimates the global market for non-aerospace hydraulic valves to be in excess of $3 billion, and believes that manufacturers of screw-in hydraulic cartridge valves and manifolds and similar products have captured approximately $550 - $600 million of the total market. The United States and Western Europe are the largest developed markets for screw-in cartridge valves, and the Company believes that the long-term future growth prospects are particularly attractive in the Pacific Rim, Eastern Europe and India, where the adoption of screw-in cartridge technology is in the early stage.

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

      Deliver Value Through High-Quality, High-Performance Products. The Company's products are designed with operating and performance characteristics that typically exceed those of functionally similar products. Overall, the Company's products provide high value because they generally operate at higher flow rates and pressures than competitive offerings of the same size. The Company tests 100% of its screw-in cartridge valves to ensure the highest level of performance on a consistent basis.

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

      Capitalize on Custom Manifold Opportunities. Because fluid power system design engineers are increasingly incorporating screw-in cartridge valves into custom control systems, the Company will concentrate its efforts in the custom manifold market in two ways, (i) by designing and manufacturing manifolds which incorporate the

Company's screw-in cartridge valves for sale to original equipment manufacturers ("OEMs"), and (ii) by encouraging competitive manifold manufacturers to utilize the Company's screw-in cartridge valves in their manifold designs. The Company's internally developed, proprietary expert system software allows the Company to efficiently design and manufacture smaller, more efficient manifolds in low quantities. The Company provides free software to aid manifold designers in designing the Company's unique cavity into their manifolds and sells tooling at cost for machining its cavities, allowing independent manifold manufacturers easily to incorporate the Company's screw-in cartridge valves into their designs. In March 1997, the Company commenced operations in a new 60,000 square foot factory in Sarasota, Florida, that houses all of the United States standard and custom manifold manufacturing operations.

      Expand Global Presence. The Company intends to continue to increase its global presence through expansion of its distribution network and its international manufacturing capabilities. Key areas for expansion where the Company has minimal presence include Central and South America, China and Eastern Europe. In addition to operating units in Germany and England, the Company has strong distributor representation in most developed and developing markets, including Western Europe, Taiwan, Korea, Singapore, Australia, India and Japan. In 1997, the Company generated approximately 35% of its net sales outside the United States. The Company believes that further expansion of its international manufacturing facilities could enhance its competitive position in certain foreign markets. In addition, custom manifolds provide an opportunity for distributors to offer significant local-added content through the local production of manifolds that incorporate the Company's screw-in cartridge valves. This strategy helps minimize potential tariffs and duties that could inflate the price of the Company's products in foreign markets.

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

      Sell Through Distributors, Market to End Users. Due to the variety of potential customers and the Company's desire to avoid unnecessary bureaucracy, the sales function has been performed primarily by independent distributors. The Company currently has approximately 63 distributors, 40 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities which enable them to develop practical, efficient and cost-effective fluid power systems for their customers. The Company provides a high level of technical support to its distributors through open access to the Company's engineering staff, catalogs, technical documents and technical training programs. In addition, the Company maintains close relationships with many OEMs and end users of its products to understand and predict future needs for fluid power control devices and to test and refine new product offerings.

PRODUCTS

      The Company's products are integral components in fluid power systems for both "mobile" applications, such as construction, agricultural and utility equipment (approximately 68% of net sales) and a broad array of "industrial" applications, such as machine tools and material handling equipment (approximately 32% of net sales). In 1997, screw-in cartridge valves accounted for approximately 75% of the Company's net sales while standard and custom manifolds accounted for approximately 25% of net sales.

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

      The Company has developed new market opportunities by scaling its screw-in cartridge valves to accommodate application requirements with various flow ranges. Management believes that the series zero valve introduced in 1996 will allow the Company to gain entry to new market applications which it previously had not been able to serve, including fork lift trucks and food processing equipment, factory automation and robotics. The Company believes that scaling involves minimal risk, as many manufacturing processes are already proven. Future upward scaling of the product line is currently under review.

      The Company manufactures screw-in cartridge valves for load control, pressure control, flow control and logic and directional control, with a broad range of other unique functional offerings. Many variants of the same basic functional products can be interchanged with each other to attain an optimum level of performance in a customer's fluid power system. The Company's screw-in cartridge valves are described below:

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

            Logic and Directional Control Valves. The Company manufactures a variety of screw-in cartridge valves that can be used as directional control devices. These valves are used to start, direct and stop the flow of fluid in a fluid power system and can be actuated electrically, manually or with hydraulic pressure. The Company's logic control valves, some of which are patented, can be used in combination with one another to provide complex directional control functions. The Company also manufactures high-pressure spool-type solenoid valves and other pilot devices that can be used to actuate other screw-in cartridge valves that the Company manufactures.

            Other Products. The Company designs and manufactures a broad array of screw-in cartridge valves that can be used in combination with other Company products to offer useful and unique functionality. For example, the Company's Air-Bleed and Start-Up cartridge valves help protect a fluid power system from potential damage by releasing air trapped in the system when a machine is shut down for maintenance. Many of these functional products are not manufactured by any other competitors, providing the Company with additional sales opportunities. While these products are not generally demanded in high volumes, their usefulness across industries helps strengthen the Company's brand name and market penetration.

Manifolds

      A manifold is a solid block of metal, usually aluminum or ductile iron, which is machined to create threaded cavities and channels into which screw-in cartridge valves can be installed and through which the hydraulic fluid flows. The manifolds manufactured by the Company are described below:

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

      - Pre-packaged Valve Assemblies are pre-configured packages designed to control common hydraulic circuits such as hydrostatic drives, accumulator unloading and cylinder regeneration. These products typically contain at least two dissimilar cartridges and allow designers to conveniently purchase a valve package for common hydraulic circuit requirements.

      Custom Manifolds. Custom manifolds are designed for a customer-specific application and typically combine many different screw-in cartridge valves in a single package. The Company's internally developed, proprietary expert system software design allows the Company to design and manufacture manifolds efficiently in low volumes. The innovative design of the Company's screw-in cartridge valves allows manifolds to be physically smaller than similar functional manifolds that contain competitors screw-in cartridges, given that flow capacities are equal. Custom manifolds provide many benefits, including reduced leakage points, neater packaging, potentially fewer hose and fitting connections, and more control functions in a single location.

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

      Before designing functionally new screw-in cartridge valves, the Company's engineers and sales and marketing personnel first establish performance and operating requirements for the products. An iterative design process is undertaken to meet the expected performance requirements in a screw-in cartridge valve that fits the Company's cavity. Prototypes are typically hand built and subject to extensive testing until the desired performance levels are achieved. Before a new product is released for sale, the Company's engineers will work with beta site customers to test the product under actual field conditions.

      During product development, engineers work closely with manufacturing personnel to define the processes required to manufacture the product reliably and consistently. The close link between engineering and manufacturing helps to smooth transition from design to market. Design changes to facilitate manufacturing processes are rarely considered if performance levels would be compromised. The Company practices a continuous improvement process, and at various times the Company may incorporate design changes in a product to improve its performance or life expectancy. All of the Company's engineers provide application support to customers and distributors.

MANUFACTURING

      The Company is a process intensive manufacturing operation that extensively utilizes state of the art computer numerically controlled ("CNC") machinery to manufacture its products. Where commercial machinery is not available for specific manufacturing or assembly operations, the Company often designs and builds its own machinery to perform these tasks. The Company makes extensive use of automated handling and assembly technology (robotics) where possible to perform repetitive tasks, thus promoting manufacturing efficiencies and workplace safety. The Company has its own electric heat treatment furnace to provide consistent and reliable control of this important operation.

      The Company's manufacturing operations include turning, grinding, honing and lapping operations for its screw-in cartridge valves and milling and drilling operations for its manifolds. Most machinery employed by the Company is computer numerically controlled, including CNC lathes and machining centers. The Company also employs robots, including programmable and traditional pick and place units, and a variety of vision systems for inspection and decision making tasks. In its manifold manufacturing operations in Florida and England, the Company utilizes internally developed, proprietary personal computer based software to program machines off-line and to minimize setup times. This expert system also helps the Company to utilize compound angle holes in its manifold designs, a technique that allows manifolds to be made smaller in size with fewer potential leak points.

      At its Sarasota, Florida, cartridge valve plant, the Company has extensive testing facilities that allow its design engineers to test fully all cartridge valve products at their maximum rated pressure and flow rates. A metallurgist and complete metallurgical laboratory support the Company's design engineers and in-house heat treatment facility. Test equipment also is utilized by the resident engineers at the Company's plants in England and Germany.

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

      The Company's ability to machine components to exacting tolerances makes it difficult for competitors to offer products of equal performance. The Company controls most critical finishing processes in-house but does rely on a small network of outside manufacturers to machine cartridge components to varying degrees of completeness. Many high volume machining operations are performed exclusively at outside vendors. The Company is very selective in establishing its vendor base and develops long-term relationships with vendors. The Company is capable of machining all parts of its cartridge valves and manifolds in house, except elastomer seals and springs.

Manufacturing processes at the existing facilities in the United States and England have been certified to ISO 9002 since 1993.

      The Company's operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. The Company believes that it is in material compliance with all of such laws. Compliance with such laws and regulations has not had, and is not expected to have, any material adverse effect on the Company's earnings or competitive position. The Company has not been required to make any material capital expenditures, nor does it expect to have to make any material capital expenditures in connection with its compliance with such laws and regulations.

SALES AND MARKETING

      The Company's products are sold globally primarily through independent fluid power distributors. Distributors are supported with product education programs conducted by the Company at its facilities. Technical support is provided by each of the Company's manufacturing operations (Florida, England and Germany), with two additional regional support offices in the United States. Included in the Company's sales and marketing staff are hydraulic engineers that have significant experience in the fluid power industry. Discount pricing structures encourage distributors to buy in moderate to high volumes to ensure there is a local inventory of products in the marketplace. Domestic distributors are rewarded with additional pricing discounts if payments are received within 10 days of invoicing, helping to establish lower accounts receivable cycle times. The Company does not grant extended payment terms to distributors. The Company has an exchange policy which encourages distributors to return standard screw-in cartridge valves and standard manifolds for which they do not have a current need. All inventory exchanges must be approved by the Company, and a distributor's quarterly total list price value of inventory exchanges generally is not permitted to exceed 2% of the distributor's prior year's annual shipments, up to a maximum of $50,000.

      The Company currently has approximately 63 distributors, 40 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities which enable them to develop practical, efficient and cost-effective fluid power systems for their customers. Sales to the Company's largest distributor represented approximately 6% of net sales in 1997 and approximately 34% of the Company's net sales were outside of the United States in 1997.

      In addition to distributors, the Company sells directly to other companies within the hydraulic industry under a pricing program that does not undermine the primary distributors' efforts. Companies that participate in this program must utilize the Company's products in a value-added application, integrating the Company's screw-in cartridge valves into other fluid power products of their manufacture. Management believes this strategy strengthens the Company by encouraging other manufacturers to buy from the Company instead of competing with it. The "goodwill" relationships that result from this strategy also help to keep the Company abreast of technological advances within the fluid power industry, aiding in new product development. In 1997, direct sales to other fluid power component manufacturers accounted for approximately 3.5% of net sales.

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

CUSTOMERS

      The Company typically mails its catalogs to more than 15,000 potential end users in the United States and Canada. Overseas marketing and catalog distribution is executed primarily through distributors. The Company believes that its single largest end use customer represented less than 3% of net sales in 1997, minimizing risks of dependence on major customers. The loss of any one customer would not have a material adverse effect on the Company's business. End users are classified by whether their primary applications for the Company's products are "mobile" or "industrial."

      Mobile applications involve equipment that generally is not fixed in place, such as construction, agricultural and utility equipment. Mobile customers were the original users of screw-in cartridge valves due to the premium that these industries place on considerations of space, weight and cost. Mobile customers currently account for approximately 68% of the Company's net sales.

      Industrial applications involve equipment that generally is fixed in place in factories or processing plants. Examples include presses, injection molding equipment and machine tools. The requirements of the industrial marketplace are more demanding than most mobile applications since industrial equipment typically operates at significantly higher cycles. The Company's products are designed to withstand these operating imperatives, and industrial applications currently account for approximately 32% of the Company's net sales. Many conventional valve designs still are used in industrial applications and represent substitution opportunities for the Company's products.

      The Company's distributors are not authorized to approve the use of its products in any of the following applications, (i) any product that comes under the Federal

Highway Safety Act, such as steering or braking systems for passenger-carrying vehicles or on-highway trucks, (ii) aircraft or space vehicles, (iii) ordnance equipment, (iv) life support equipment, and (v) any product that, when sold, would be subject to the rules and regulations of the United States Nuclear Regulatory Commission. These "application limitations" have alleviated the need for the Company to maintain the internal bureaucracy necessary to conduct business in these market segments.

COMPETITION

      The hydraulic valve industry is highly fragmented and intensely competitive. The Company has a large number of competitors, some of which are full-line producers and others that are niche suppliers like the Company. Most competitors market globally. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by the Company. There has been some consolidation activity in recent years, with large, full-line producers filling out their product lines by acquiring, or entering into relationship with, smaller, privately held screw-in cartridge valve producers. The Company believes that it competes based upon quality, reliability, price, value, speed of delivery and technological characteristics.

      Most of the Company's screw-in cartridge valve competitors produce screw-in cartridge valves that fit an industry common cavity that allows their products to be interchangeable. The industry common cavity is not supported by any national or global standards organizations. The International Standards Organization (ISO) recently developed a standard screw-in cartridge cavity that is different from the industry common cavity. The Company does not manufacture a product that fits either the industry common or the ISO standard cavity. Currently, the Company is not aware that any major competitor produces a line of standard products that conform to the ISO standard.

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

EMPLOYEES

      As of December 31, 1997, the Company had approximately 504 full-time employees in the United States, approximately 82 in England and 12 in Germany. Over 80% of its employees are in manufacturing functions, over 10% are in engineering and marketing functions, and the remainder are in other support functions. None of the employees in any operating unit are represented by a union, and the Company believes that relations with its employees are good.

      Employees are paid either hourly or with an annual salary at rates that are competitive with other companies in the industry and geographic area. Management believes that the combination of competitive salary, above average health and retirement plans, and a safe and pleasant working environment discourages employee turnover and encourages efficient, high-quality production.

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

                               ITEM 2. PROPERTIES

      The Company owns four manufacturing facilities, two in Sarasota, Florida, one in Coventry, England, and one in Erkelenz, Germany. The Sarasota cartridge valve facility has approximately 66,000 square feet, with additional acreage at the site that can accommodate future expansion. The Sarasota manifold facility, which commenced operations in March 1997, has approximately 60,000 square feet. The Coventry plant is comprised of approximately 25,000 square feet, with additional acreage at the site that can accommodate future expansion. The Company's facility in Erkelenz, Germany, which was completed in March 1997, has approximately 42,000 square feet that is used as a distribution center and will be used for future manufacturing needs.

                            ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings other than routine litigation incidental to its business.

                     ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

      There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS

Market Information

      The Common Stock of the Company has been trading publicly under the symbol SNHY on the Nasdaq National Market since the Company's initial public offering on January 9, 1997. The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported in the Nasdaq National Market for the periods indicated:

                                                    High        Low
      1997
      ----
First quarter
 (beginning January 9, 1997)                      $ 12.375    $ 10.250
Second quarter                                      11.875      10.375
Third quarter                                       12.500      11.250
Fourth quarter                                      12.500      11.000

Holders

      There were 106 shareholders of record of Common Stock on March 25, 1998. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 2,000 beneficial owners of Common Stock.

Dividends

      The Company declared quarterly cash dividends of $.035 per share to shareholders of record on March 31, July 3, October 1 and December 31, 1997. These dividends were paid on April 15, July 15, October 15, 1997 and January 15, 1998, respectively.

      The Company increased its quarterly dividend and declared a cash dividend of $.04 per share on March 4, 1998, to shareholders of record on March 31, 1998, payable on April 15, 1998. The Board of Directors currently intends to continue to pay a quarterly dividend of $.04 per share during 1998. However, the declaration and payment of future dividends is subject to the sole discretion of the Board of Directors of the Company, and any determination as to the payment of future dividends will depend upon the Company's profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following summary should be read in conjunction with the consolidated financial statements and related notes and Exhibit 11.1 contained herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business."

                                                                  YEAR ENDED DECEMBER 31,
                                         1993           1994            1995           1996           1997
                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
   Net sales                           $ 32,431       $ 42,853        $ 55,388       $ 54,572       $ 64,198
   Cost of sales                         21,971         27,512          34,581         37,185         44,621
                                       --------       --------        --------       --------       --------
   Gross profit                          10,460         15,341          20,807         17,387         19,577
   Selling, engineering and
     administrative expenses              7,346          8,605          10,578         12,097(1)      11,275
                                       --------       --------        --------       --------       --------
   Operating income                       3,114          6,736          10,229          5,290          8,302
   Interest expense                         931            859             814            823            905
   Miscellaneous (income) expense           249             66             (79)           267            133
                                       --------       --------        --------       --------       --------
   Income before income taxes             1,934          5,811           9,494          4,200          7,264
   Deferred tax provision (2)                --             --              --          2,425             --
   Income tax provision (benefit) (3)      (148)           408             633            704          2,554
                                       --------       --------        --------       --------       --------
   Net income                          $  2,082       $  5,403        $  8,861       $  1,071       $  4,710
                                       ========       ========        ========       ========       ========

   Basic net income
     per common share                  $    .56       $   1.41        $   2.29       $   0.27       $   0.75
   Weighted average
     shares outstanding                   3,740          3,825           3,878          3,978          6,308
   Diluted net income
     per common share                  $    .50       $   1.30        $   2.15       $   0.26       $   0.73
   Weighted average
     shares outstanding                   4,150          4,156           4,123          4,178          6,499

                                                                               YEAR ENDED DECEMBER 31,
                                                                        1995           1996           1997
                                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
PRO FORMA STATEMENT OF INCOME (UNAUDITED) (4):
   Income before income taxes                                            9,494          4,200          7,264
   Income tax provision                                                  3,611          1,583          2,554
                                                                      --------       --------       --------
   Net income                                                         $  5,883       $  2,617       $  4,710
                                                                      ========       ========       ========
Basic net income
     per common share                                                 $    .95       $   0.42       $   0.75
Weighted average
     shares outstanding                                                  6,224          6,300          6,308
Diluted net income
     per common share                                                 $    .92       $   0.40       $   0.73
Weighted average
     shares outstanding                                                  6,433          6,519          6,499



                                                                  YEAR ENDED DECEMBER 31,
                                         1993           1994            1995           1996           1997
                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
OTHER FINANCIAL DATA:
   Depreciation                        $  2,112       $  2,197        $  2,556       $  2,857       $  3,706
   Capital expenditures                   3,005          5,130           7,657         16,963          6,490

BALANCE SHEET DATA:
   Cash and cash equivalents           $  1,883       $  2,371        $  2,434       $  1,038       $  1,249
   Working capital                        4,557          5,085           4,326            958          6,100
   Total assets                          22,674         27,868          33,864         48,416         53,389
   Total debt                             8,184          8,025           6,186         17,218          9,564
   Shareholders' equity                  12,051         15,624          21,529         22,397         35,000

(1) Includes a non-recurring, non-cash compensation expense of $1.4 million related to the termination of employee phantom stock compensation agreements and the issuance of options to Directors. See Note 13 of the Notes to Financial Statements. Excluding such expense, pro forma net income for the twelve months ended December 31, 1996 would have been approximately $3.8 million.
(2) Resulting from the termination of the Company's S Corporation status as of December 31, 1996.
(3) The Company previously operated as an S Corporation. Therefore, the historical income tax provision for the years ended December 31, 1993 to December 31, 1996 represents primarily foreign taxes.

 (4) The 1997 information reflects actual data. The pro forma 1995 and 1996 net income is based on historical income as adjusted to reflect a provision for income taxes calculated using the statutory rates in effect during the applicable periods, as if the Company had been a C Corporation since inception. See Notes 2, 3, and 13 of the Notes to the Consolidated Financial Statements. The pro forma net income per share is based on estimated weighted average number of shares outstanding during the period, after giving effect to the reorganization and the initial public offering.

                  ITEM. 7 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance, screw-in hydraulic cartridge valves and manifolds which control force, speed and motion as integral components in fluid power systems. The Company's innovative product design, consistent high quality and superior product performance have allowed it to generate a profit in every year since 1972. In recent years, the Company's sales have been comprised of approximately 75% screw-in cartridge valves and approximately 25% manifolds, and the Company expects that relationship to remain relatively constant. The Company sells its products globally through independent distributors. In 1997, the Company generated approximately 35% of its net sales outside the United States, and the Company's single largest end user customer represented less than 3% of net sales.

      Demand for the Company's products is dependent upon demand for the capital goods into which the Company's products are incorporated. The capital goods industry in general, and the fluid power industry in particular, is subject to economic cycles. In 1997, the United States fluid power industry experienced favorable growth. However, the Company is unable to predict the length or amplitude of the current upturn.

      Product demand was strong in all of the Company's major markets during 1997, and net sales increased 17.6% over 1996 sales. Production output, however, failed to keep pace with demand during the first half of the year and customer delivery lead times increased. In 1996 and 1995 the United States production facility operated at near 100% capacity and the Company embarked on a capacity expansion program in 1996. The capacity expansion of the United States manufacturing operation was completed during the first half of 1997. Manifold production was relocated to a new facility and the existing manufacturing facility was reconfigured to take advantage of the increased floor space. Cellular production was implemented for certain high volume models. Concurrent with the United States expansion, a new manufacturing facility was completed in Germany for future production requirements. Following the completion of the United States capacity expansion, production increased significantly in the third and fourth quarters. For the last half of the year, shipping levels kept pace with strong incoming order levels.

      North American distributor inventories increased approximately 33%, from June 1997 to December 1997. Through the first half of 1997, distributors depleted inventories at a faster rate than normal to assist the Company in meeting its customer commitments. Management believes that in the second half of the year, the increase in production replenished distributor inventories.

      Profit margins in 1997 were adversely affected by incremental manufacturing costs associated with expediting to meet increased customer demand and start-up costs related to capacity expansion programs. Expediting costs included direct labor overtime premiums and increased material costs associated with outsourcing. Management believes that the costs associated with expediting were necessary to improve customer satisfaction in light of the Company's extended lead times. In the second half of 1997 production rates kept pace with incoming order rates, however, the Company expects that the product mix requirement of the marketplace will require continued expediting into 1998.

      In November 1997, the Company produced approximately 39,000 cartridges that were subsequently found to have spring retainers that had not been heat treated. Of this total, 21,000 had been shipped. In December 1997, the Company recommended to its distributors and customers that all cartridges be returned and the spring retainer replaced. Substantially all of the cartridges were repaired and returned to customers by December 31, 1997. No significant costs remain to be incurred in 1998 concerning this event.

Results of Operations

      The following table sets forth, for the periods indicated, certain items in the Company's statements of income as a percentage of net sales.

                                      YEARS ENDED DECEMBER 31,

                                     1995         1996         1997
                                     ----         ----         ----
Net sales                           100.0%       100.0%       100.0%
Cost of sales                        62.4         68.1         69.5
                                    -----        -----        -----
Gross profit                         37.6         31.9         30.5
Selling, engineering and
  administrative expenses            19.1         22.2         17.6
                                    -----        -----        -----
Operating income                     18.5          9.7         12.9
Interest expense                      1.5          1.5          1.4
Miscellaneous (income) expense       (0.1)         0.5          0.2
                                    -----        -----        -----
Income before income taxes           17.1%         7.7%        11.3%
                                    =====        =====        =====

Comparison of Years Ended December 31, 1997 and 1996

Net Sales

      Net sales increased 17.6%, or $9.6 million, to $64.2 million in 1997, compared to $54.6 million in 1996. Domestic net sales increased 16.7%, or $6.0 million, to a total of $42.0 million in 1997, compared to $35.9 million in 1996. International net sales increased 19.4 %, or $3.6 million, to $22.2 million in 1997, compared to $18.6 million in 1996. Demand was strong in all major markets with an increase in orders of approximately 26% in 1997 compared to 1996. Sales in the first half of the year were restricted by capacity constraints and the disruptions of completing the capacity expansion in the United States. With the additional space gained through bringing the new plant in the United States on line in March 1997, worldwide shipments in the last six months of 1997 increased 27.4% over the same period in 1996 and increased 14.7% over the first six months of 1997.

Gross Profit

      Gross profit increased 12.6%, or $2.2 million, to $19.6 million in 1997, compared to $17.4 million in 1996. Gross profit as a percentage of net sales decreased to 30.5% in 1997 from 31.9% in 1996. The decrease in gross profit as a percent of sales was due to a higher fixed cost base associated with the new plants in the United States and Germany. In addition, there were production start-up costs in the United States and incremental production costs associated with expediting product shipments to meet the significant increase in customer demand.

Selling, Engineering and Administrative Expenses

      Selling, engineering and administrative expenses decreased 6.8%, or $0.8 million, to $11.3 million in 1997, compared to $12.1 million in 1996. For the year ended December 31, 1996, these expenses included a non-cash, non-recurring compensation expense of $1.4 million related to the termination of phantom stock compensation agreements and the issuance of options to directors. Excluding this expense selling, engineering and administrative expenses increased 5.2%, or $0.6 to $11.3 million compared to $10.7 million in 1996. This increase was due to application software expenses in the United States and the United Kingdom and increased fixed administrative expenses in the new manifold plant in the United States. Expenses as a percentage of net sales excluding the non-recurring charge in 1996 decreased to 17.6% in 1997 from 19.6% in 1996. The decrease in these expenses as a percentage of net sales resulted from allocating these higher expenses over greater net sales.

Interest Expense

      Interest expense increased $0.1 million or 10% to $0.9 million in 1997 compared to $0.8 million in 1996. This was due to the use of the unsecured credit line in the

United States throughout 1997 which required higher working capital related to increased sales volumes.

Miscellaneous (Income) Expense

      Miscellaneous (income) expense decreased $0.1 million to $0.1 million in 1997 due to interest income related to the temporary investment of cash received from the Company's initial public offering, offset by currency exchange losses, primarily in the German operation.

Income Taxes

      The provision for income taxes for the year ended December 31, 1997 was 35.2% of pretax income. The 1996 provision for income taxes included a $2.4 million deferred charge resulting from the termination of the Company's S Corporation status as of December 31, 1996. Excluding this charge, the pro forma 1996 provision for income taxes was 37.7% of income before taxes. The decrease in the effective tax rate from 1996 to 1997 was primarily due to the mix of pretax income between the United States, the United Kingdom and Germany.

      Prior to January 1, 1997, the Company was an S Corporation for federal and state income tax purposes. As a result, the Company was not subject to federal and state income taxes, but was subject to foreign taxes. The Company terminated its S Corporation status as of December 31, 1996, and since that date has been subject to federal and state income taxes. Upon termination of its S Corporation status, the Company recognized approximately $2.4 million of deferred income taxes in the year ended December 31, 1996.

Comparison of Years Ended December 31, 1996 and 1995

Net Sales

      Net sales decreased 1.5%, or $0.8 million, to $54.6 million in the year ended December 31, 1996, compared to $55.4 million in the year ended December 31, 1995. Domestic net sales decreased 1.9%, or $0.7 million to $35.9 million in the year ended December 31, 1996. The decline primarily was due to a general decrease in fluid power industry shipments for the first three quarters of the year, United States distributor inventory corrections in the first half of the year and capacity constraints throughout the year. International net sales decreased 1.5%, or $0.3 million, to $18.5 million in the year ended December 31, 1996. United Kingdom, Pacific Rim and other foreign net sales increased 8.1% offset by net sales decreases in Germany and Canada of 11.2% and 26.2%, respectively.

Gross Profit

      Gross profit decreased 16.4%, or $3.4 million, to $17.4 million in the year ended December 31, 1996, compared to $20.8 million in the year ended December 31, 1995. Gross profit as a percentage of net sales decreased to 31.9% for the year ended December 31, 1996, from 37.6% for the year ended December 31, 1995. The decrease in gross profit was primarily due to increased costs in the United States plant as new machinery for future growth was installed in severely restricted space, creating excess down time and start-up costs. In addition, material cost increases also were experienced due to an increase in outsourcing necessitated because the United States plant was operating near capacity.

Selling, Engineering and Administrative Expenses

      Selling, engineering and administrative expenses increased 14.4% or $1.5 million, to $12.1 million in the year ended December 31, 1996, compared to $10.6 million in the year ended December 31, 1995. These expenses as a percentage of net sales increased to 22.2% for the year ended December 31, 1996, from 19.1% for the year ended December 31, 1995. The increase in selling, engineering and administrative expenses primarily was due to a non-recurring, non-cash compensation expense of $1.4 million related to the issuance of stock options and the cancellation of phantom stock compensation agreements. Excluding the $1.4 million compensation expense, selling, engineering and administrative expenses as a percentage of sales would have been 19.4% for the year ended December 31, 1996, compared to 19.1% for the year ended December 31, 1995.

QUARTERLY RESULTS OF OPERATIONS

      The following table set forth certain quarterly financial information for each of the Company's last eight quarters. The Company believes that this information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the Financial Statements and the Notes thereto included elsewhere herein. The income tax provision and net income for the 1996 quarters are pro forma results and are presented as if the Company were a C Corporation in the periods presented.

                                                                  Quarter Ended

                               March 31   June 30    Sept. 30   Dec. 31    March 31   June 30    Sept. 30   Dec. 31
                                 1996       1996       1996       1996       1997       1997       1997       1997
                               -------    -------    -------    -------    -------    -------    -------    -------
                                                                          (in thousands)
Net sales                      $13,806    $13,831    $13,596    $13,339    $14,599    $15,276    $17,301    $17,022
Cost of sales                    9,491      9,125      9,287      9,282     10,202     10,444     11,842     12,133
                               -------    -------    -------    -------    -------    -------    -------    -------
Gross profit                     4,315      4,706      4,309      4,057      4,397      4,832      5,459      4,889
Selling, engineering
 and administrative
 expenses(1)                     2,665      2,929      3,694      2,809      2,717      2,849      3,018      2,691
                               -------    -------    -------    -------    -------    -------    -------    -------
Operating income                 1,650      1,777        615      1,248      1,680      1,983      2,441      2,198
Interest expense                   205        218        255        145        152        216        285        252
Miscellaneous (income)
 expense                            53        (63)       117        160        (58)        72         27         92
                               -------    -------    -------    -------    -------    -------    -------    -------
Income before income

 taxes                           1,392      1,622        243        943      1,586      1,695      2,129      1,854
Tax
 provision(2)                      554        646         55        328        568        616        777        593
                               -------    -------    -------    -------    -------    -------    -------    -------

Net income                     $   838    $   976    $   188    $   615    $ 1,018    $ 1,079    $ 1,352    $ 1,261
                               =======    =======    =======    =======    =======    =======    =======    =======


(1) September 30, 1996 includes non-recurring compensation expense of $1.4 million.
(2) Pro forma income tax provision as if the Company was a C Corporation for all quarters in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company's primary source of capital has been cash generated from operations, although short-term fluctuations in working capital requirements have been met through borrowings under revolving lines of credit as needed. The Company's principal uses of cash have been to pay operating expenses, make capital expenditures, pay dividends to shareholders and service debt.

      At December 31, 1997, the Company had working capital of $6.1 million. Cash flow from operations in 1997 was $6.5 million, compared to $7.0 million in 1996 and $12.7 million in 1995. The decrease in the Company's cash flow from operations in 1997 compared to 1996 was due primarily to increased inventory levels in the plants in the United States and increased accounts receivable related to increased sales volume, offset partially by increases in net income and depreciation.

      Capital expenditures in 1997 were $6.5 million, compared to $17.0 million in 1996 and $7.7 million in 1995. In 1997, approximately $1.1 million was spent to complete the new manufacturing plants in the United States and Germany, both of which commenced operations in March 1997. In 1996, the Company was awarded a grant of $0.4 million by the German government, which helped to offset the cost of the German facility. This grant requires that the German operation employ 26 people by June 30, 1998. The Company anticipates that this headcount requirement will not be met until the first half of 1999. The Company believes that an extension may be available from the German authorities. If the Company fails to obtain an extension of time to meet the terms of the grant, then the $0.4 million will have to be repaid. This amount has been recorded as a deferred grant. The repayment of the $0.4 million would only affect cash and would have no effect on net income. The balance of 1997 capital expenditures included $5.4 million for machinery and equipment. Capital expenditures in 1996 included $12.6 million for buildings and land improvements for the United States and German facilities and $4.4 million for machinery and equipment.

      The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

      The United States had a $1.7 million revolving credit agreement, secured by all inventory and accounts receivable, bearing interest at the lender's prime rate with a maturity date of March 1, 1997. In February 1997, the Company negotiated a one-year, unsecured revolving credit facility to replace the $1.7 million revolving credit agreement. The new credit facility provides for a maximum availability of $10.0 million, payable on demand at the lender's prime rate of interest. There are no debt covenants related to this facility. At December 31, 1997, $0.7 million was outstanding under this credit facility. In February 1998, the Company renegotiated this unsecured credit facility with a term of one year and an interest rate equal to the bank lender's prime rate less 1%, or LIBOR plus 1.9% for predetermined periods of time at the Company's option.

      In England, the Company has a $1.2 million line of credit, denominated in British pounds, which bears interest at a floating rate equal to 2.25% over the bank's base rate and is a demand note. At December 31, 1997, there was no balance outstanding on this credit facility.

      The German line of credit is denominated in German Marks, and is a demand note with interest payable at the lender's prime rate.

      A 10-year mortgage note of $6.1 million was obtained in May 1996, at a fixed interest rate of 8.25% for construction of the manifold facility. Terms on the new mortgage note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year note with a 15-year amortization schedule. In March 1998, this mortgage note was renegotiated to an interest rate of 7.875%. New terms are monthly principal and interest payments for 8.25 years with remaining principal due July 1, 2006.

      In May 1996, the Company obtained a mortgage loan of approximately $2.4 million, denominated in German marks, for the new facility in Erkelenz, Germany. The loan has a term of 12 years and bears interest at 6.47%.

      In addition, the Company has $1.9 million in notes payable to former stockholders, which bear interest at a weighted rate of 15%, and which have terms ranging from three to five years. These notes were issued by the Company in connection with the repurchase of shares of Common Stock from the former shareholders, and do not allow for prepayment by the Company.

      In January 1997, the Company received $20.3 million of proceeds from its initial public offering of 2,300,00 shares of common stock. Net proceeds after expenses were approximately $19.3 million of which $10.5 million was distributed to shareholders of record as of December 31, 1996; $2.9 million was used to repay the equipment note; $2.4 million was used to repay the mortgage on the Florida cartridge facility; $1.0 million was paid on the mortgage on the Florida manifold facility; $1.4 million was paid on the United States revolving line of credit; and the remaining $1.1 million was used for working capital.

      The Company has submitted a business interruption insurance claim of $2.3 million to its insurance carrier. The claim is related to a fire in the manifold plant in the United States which occurred while the plant was under construction. The Company believes that this fire delayed the opening of the new plant which, in turn, delayed the rearrangement of the cartridge operation and the creation of the cellular production for high volume models. The validity and amount of the claim currently are under evaluation by the Company's insurance carrier.

      The Company believes that cash generated from operations and borrowing availability under the $10 million bank line of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.

Year 2000

      Management believes that the computer systems in three of the Company's four locations are currently capable of processing data related to the year 2000. The systems in the United States cartridge plant are not capable of properly processing year 2000 data. The Company plans to replace the current system in time to meet year 2000 requirements. The new system cost is not expected to significantly impact the results of operations. As with any new system implementation, there can be no assurance that the conversion will not significantly impact operations. Also, there can be no assurance that the systems of other companies on which the Company relies will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's operations.

SEASONALITY

      The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. As a result, the Company's fourth quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year. This was not true in 1997 because of the ramp-up in production related to the increased capacity in the United States operations.

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

FORWARD-LOOKING INFORMATION

      Certain oral statements made by management from time to time and certain statements contained herein that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Item 1. Business," are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (i) the Company's strategies regarding growth, including its intention to develop new products,
(ii) the Company's financing plans; (iii) trends affecting the Company's financial condition or results of operations; (iv) the Company's ability to continue to control costs and to meet its liquidity and other financing needs;
(v) the declaration and payment of dividends; and (vi) the Company's ability to respond to changes in customer demand domestically and internationally, including as a result of standardization. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur.

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements:

   Report of Independent Certified Public Accountants                         30

   Consolidated Balance Sheets as of December 31, 1996 and 1997               31

   Consolidated Statements of Income for the years ended
     December 31, 1995, 1996, and 1997                                        32

   Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1995, 1996, and 1997                                        33

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1995, 1996, and 1997                                        34

   Notes to Consolidated Financial Statements                                 35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Sun Hydraulics Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and its subsidiaries (the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP
Tampa, Florida
February 27, 1998

SUN HYDRAULICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                           DECEMBER 31,      DECEMBER 31,
                                                               1996              1997
        ASSETS

Current assets:
   Cash and cash equivalents                                 $ 1,038           $ 1,249
   Accounts receivable, net of allowance for
      doubtful accounts of $62 and $47                         3,535             4,558
   Inventories                                                 4,451             6,775
   Other current assets                                        1,132               932
                                                             -------           -------

        Total current assets                                  10,156            13,514

Property, plant and equipment, net                            37,212            39,789
Other assets                                                   1,048                86
                                                             -------           -------

        Total assets                                         $48,416           $53,389
                                                             =======           =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $ 3,273           $ 2,847
   Accrued expenses and other liabilities                      1,961             2,174
   Long-term debt due within one year                          2,340             1,035
   Notes payable to related parties due within one year          655               757
   Dividends payable                                             508               221
   Income taxes payable                                          461               380
                                                             -------           -------

        Total current liabilities                              9,198             7,414

Long-term debt due after one year                             12,314             6,620
Notes payable to related parties due after one year            1,909             1,152
Deferred income taxes                                          2,578             3,203
Other liabilities                                                 20                --
                                                             -------           -------

        Total liabilities                                     26,019            18,389
                                                             -------           -------

Commitments and contingencies (Note 17)

Shareholders' equity:
   Preferred stock                                                --                --
   Common stock (Note 2)                                       2,179                 6
   Capital in excess of par value                              2,719            24,163
   Retained earnings                                          17,450            10,732
   Equity adjustment for foreign currency translation             49                99
                                                             -------           -------

        Total shareholders' equity                            22,397            35,000
                                                             -------           -------

        Total liabilities and shareholders' equity           $48,416           $53,389
                                                             =======           =======


 The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  YEAR ENDED DECEMBER 31,
                                             1995           1996          1997
                                             ----           ----          ----
NET SALES                                  $ 55,388       $ 54,572      $ 64,198

Cost of sales                                34,581         37,185        44,621
                                           --------       --------      --------

GROSS PROFIT                                 20,807         17,387        19,577

Selling, engineering and
 administrative expenses                     10,578         12,097        11,275
                                           --------       --------      --------

OPERATING INCOME                             10,229          5,290         8,302

Interest expense                                814            823           905
Miscellaneous (income) expense                  (79)           267           133
                                           --------       --------      --------

INCOME BEFORE INCOME TAXES                    9,494          4,200         7,264

Income tax provision                            633          3,129         2,554
                                           --------       --------      --------

NET INCOME                                 $  8,861       $  1,071      $  4,710
                                           ========       ========      ========

BASIC NET INCOME PER COMMON SHARE          $   2.29       $   0.27      $   0.75

WEIGHTED AVERAGE SHARES OUTSTANDING           3,878          3,978         6,308

DILUTED NET INCOME PER COMMON SHARE        $   2.15       $   0.26      $   0.73

WEIGHTED AVERAGE SHARES OUTSTANDING           4,123          4,178         6,499



The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                                  EQUITY
                                                                                                ADJUSTMENT
                                                                      CAPITAL IN                FOR FOREIGN
                                                            COMMON     EXCESS OF      RETAINED   CURRENCY
                                               SHARES       STOCK      PAR VALUE      EARNINGS  TRANSLATION      TOTAL
Balance, December 31, 1994                   3,858,244      $2,181      $    848       $12,969      $(374)     $ 15,624

Exercise of stock options                       99,756                       149                                    149
Net income                                                                               8,861                    8,861
Distributions to shareholders                                                           (3,154)                  (3,154)
Adjustment for foreign
 currency translation                                                                                  49            49

                                             ---------      ------      --------       -------      -----      --------
Balance, December 31, 1995                   3,958,000       2,181           997        18,676       (325)       21,529

Issuance of stock options                                                  2,110                                  2,110
Suninco step-up for purchase accounting                                      185                                    185
Exercise of stock options                       42,002                        70                                     70
Repurchase and retirement of shares                                          (41)                                   (41)
Exchange of shares in merger                                    (2)         (602)          604                       --
Net income                                                                               1,071                    1,071
Distributions to shareholders                                                           (2,901)                  (2,901)
Adjustment for foreign
 currency translation                                                                                 374           374
                                             ---------      ------      --------       -------      -----      --------

Balance, December 31, 1996                   4,000,002       2,179         2,719        17,450         49        22,397

Net proceeds from stock offering             2,300,000           2        19,250                                 19,252
Distributions to shareholders                                                          (10,545)                 (10,545)
Dividends declared                                                                        (883)                    (883)
Net income                                                                               4,710                    4,710
Merger with Sun Holdings (Note 2)                           (2,175)        2,123                                    (52)
Exercise of stock options                       22,000                        71                                     71
Adjustment for foreign
 currency translation                                                                                  50            50
                                             ---------      ------      --------       -------      -----      --------

Balance, December 31, 1997                   6,322,002      $    6      $ 24,163       $10,732      $  99      $ 35,000
                                             =========      ======      ========       =======      =====      ========


 The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                   1995           1996           1997
Cash flows from operating activities:
   Net income                                                    $  8,861       $  1,071       $  4,710
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                                  2,556          2,857          3,706
      Compensation expense of stock options                            --          2,110             --
     (Benefit from) provision for deferred income taxes              (110)         2,494            625
     (Increase) decrease in:
        Accounts receivable                                          (479)            39         (1,023)
        Inventories                                                  (679)            27         (2,324)
        Other current assets                                          307           (910)           200
        Other assets                                                   (4)        (1,021)           962
      Increase (decrease) in:
        Accounts payable                                            1,146            281           (426)
        Accrued expenses and other liabilities                        280            773            213
        Income taxes payable, net                                     490            (29)           (81)
        Other liabilities                                             369           (732)           (20)
                                                                 --------       --------       --------
        Net cash provided by operating activities                  12,737          6,960          6,542
                                                                 --------       --------       --------

Cash flows from investing activities:
   Capital expenditures                                            (7,657)       (16,963)        (6,490)
   Proceeds from dispositions of equipment                             23             23            207
                                                                 --------       --------       --------
        Net cash used in investing activities                      (7,634)       (16,940)        (6,283)
                                                                 --------       --------       --------

Cash flows from financing activities:
   Proceeds from debt                                               3,337         16,502          5,580
   Repayment of debt                                               (4,661)        (4,896)       (12,579)
   Repayment of notes payable to related parties                     (515)          (574)          (655)
   Purchase accounting - Suninco                                       --            185             --
   Proceeds from exercise of stock options                            149             70             71
   Repurchase of shares                                                --            (41)            --
   Net proceeds from stock offering                                    --             --         19,252
   Cash paid for Sun Holdings merger (Note 2)                          --             --            (52)
   Dividends to shareholders                                           --             --           (663)
   Distributions to shareholders                                   (3,399)        (3,036)       (11,052)
                                                                 --------       --------       --------
        Net cash provided by (used in) financing activities        (5,089)         8,210            (98)
                                                                 --------       --------       --------

Adjustment for foreign currency translation                            49            374             50
                                                                 --------       --------       --------
Net increase (decrease) in cash and cash equivalents                   63         (1,396)           211
Cash and cash equivalents, beginning of period                      2,371          2,434          1,038
                                                                 --------       --------       --------
Cash and cash equivalents, end of period                         $  2,434       $  1,038       $  1,249
                                                                 ========       ========       ========
Supplemental disclosure of cash flow information:
   Cash paid for:
Interest (including amounts capitalized)                         $    815       $    324       $  1,206
                                                                 ========       ========       ========
Income taxes                                                     $    109       $    587       $  2,010
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

                           SUN HYDRAULICS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


1.       BUSINESS

         Sun Hydraulics Corporation and its wholly-owned subsidiary (the "Company") design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom and Germany. Sun Hydraulics Corporation ("Sun Hydraulics"), located in Sarasota, Florida, designs, manufactures and sells through independent distributors in the United States. Sun Hydraulik Holdings Limited ("Sun Holdings") was formed to provide a holding company vehicle for the European market operations. Its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, "Sun Ltd.") and Sun Hydraulik GmbH (a German corporation, "GmbH"). Sun Ltd. was originally formed in 1985 and operates a manufacturing and distribution facility located in Coventry, England. GmbH was incorporated on January 1, 1991 to market the Company's products in German-speaking European markets.

2.       REORGANIZATION AND INITIAL PUBLIC OFFERING

         The consolidated financial statements of the Company consist of the financial position and results of operations of Sun Hydraulics and Sun Holdings. Sun Hydraulics and Suninco, Inc. ("Suninco") completed a merger on June 28, 1996 by exchanging Sun Hydraulics' common stock for all of the outstanding stock of Suninco. The share exchange was accounted for in a manner similar to a pooling of interest, except for shares held by the minority shareholders which were accounted for at the fair market values of the proportionate share of related assets and liabilities. The fair market value of their minority interest shares in excess of net book value were allocated to Sun Hydraulics' long-term assets on a pro-rata basis, resulting in an increase of $38 and $245 to land and buildings, respectively.

         In January 1997, Sun Hydraulics effected a 9.90372627 for 1 stock split. All prior year share amounts reflected in the financial statements include the effect of the stock split. Additionally, Sun Hydraulics issued 374,811 shares of common stock and made a nominal cash payment of $52 in exchange for all of the issued and outstanding stock of Sun Holdings (the "Reorganization"). The Reorganization was accounted for in a manner similar to a pooling of interest except for shares held by the minority shareholders which were accounted for at the fair market value of their proportionate share of related assets and liabilities, which approximated book value on the date of the transaction. Accordingly, financial statements for 1997 are on a consolidated basis, and financial statements for 1996 and 1995 are on a combined basis.

         The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission effective January 9, 1997, and issued 2,300,000 shares of common stock in an initial public offering ("IPO"), with an initial offering price of $9.50. The IPO net proceeds of $19,252, the exchange of shares with Sun Holdings, and the distribution of previously taxed S Corporation retained earnings are reflected in the statement of changes in shareholders' equity.

         The $19,252 of net proceeds from the IPO were used as follows: a payment of $9,446 of the S Corporation distribution was made, representing 90% of the total distribution of $10,545, $7,676 was paid to extinguish debt, $1,000 was paid to reduce the mortgage on the manifold facility, and $1,130 was retained as working capital.

         The Company has 20,000,000 authorized shares of common stock, par value $0.001, with 6,322,002 shares outstanding at December 31, 1997. The Company also has 2,000,000 authorized shares of preferred stock, par value $0.001, with no shares outstanding.

EARNINGS PER SHARE

         During the first quarter of 1997, Statement on Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," was issued. SFAS 128 is in effect for the year ended December 31, 1997 and requires a restatement of previously reported earnings per share. SFAS 128 requires the Company to report both basic earnings per common share, which is based on the weighted average number of common shares outstanding, and diluted earnings per common share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. All prior years' earnings per share data in this report have been recalculated to reflect the provisions of SFAS 128.

3.       PRO FORMA NET INCOME (UNAUDITED)

                                           PRO FORMA      PRO FORMA      ACTUAL
                                             1995           1996          1997
                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales                                  $ 55,388       $ 54,572      $ 64,198
Cost of sales                                34,581         37,185        44,621
                                           --------       --------      --------
Gross profit                                 20,807         17,387        19,577
Selling, engineering and
  administrative expenses                    10,578         12,097        11,275
                                           --------       --------      --------
Operating income                             10,229          5,290         8,302
Interest expense                                814            823           905
Miscellaneous (income) expense                  (79)           267           133
                                           --------       --------      --------
Income before income taxes                    9,494          4,200         7,264
Income tax provision (benefit)                3,611          1,583         2,554
                                           --------       --------      --------
Net income                                 $  5,883       $  2,617      $  4,710
                                           ========       ========      ========

Basic net income
  per common share                         $    .95       $   0.42      $   0.75
Weighted average
  shares outstanding                          6,224          6,300         6,308
Diluted net income
  per common share                         $    .92       $   0.40      $   0.73
Weighted average
  shares outstanding                          6,433          6,519         6,499

         Pro forma net income reflects a provision for income taxes as if Sun Hydraulics had been a C Corporation for all periods presented. Additionally, selling, engineering and administrative expense for the year ended December 31, 1996 reflects a $1,378 non-recurring, non-cash compensation expense related to the termination of employee phantom stock compensation agreements and the issuance of options to Directors. Without this expense, pro forma net income for the year ended December 31, 1996 would have been $3,800, and pro forma basic and diluted earnings per share would have been $.60 and $.58, respectively.

         The computation of pro forma earnings per share is based on the pro forma weighted average number of common shares outstanding during the period plus vested common stock equivalents, if dilutive, consisting of certain shares subject to stock options, after giving effect to the Reorganization and the IPO. The assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds were calculated using the average market price for the period ended December 31, 1997, the appraised fair market value of the Company from 1995 to 1996.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies followed in the preparation of the Company's consolidated financial statements is set forth below:

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts and operations of Sun Hydraulics and its direct and indirect subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. As a result of the Reorganization in 1996 (See Note 2), financial statements for 1997 are on a consolidated basis, and financial statements for 1996 and 1995 are on a combined basis.

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

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight line method over the following useful lives:

                                                                Years
                                                                -----
         Machinery and equipment                               4 - 12
         Furniture and fixtures                                4 - 10
         Leasehold and land improvements                       5 - 15
         Buildings                                                 40

         Capitalized interest was $9, $293, and $160 in 1995, 1996 and 1997, respectively.

VALUATION ASSESSMENT OF LONG-LIVED ASSETS

         Management periodically evaluates long-lived assets for potential impairment, and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of December 31, 1997, management does not believe that an impairment reserve is required.

OTHER ASSETS

         Other assets at December 31, 1996 consisted primarily of deferred costs associated with the IPO. Such costs have been charged against the proceeds of the IPO in 1997.

REVENUE RECOGNITION

         Sales are recognized when products are shipped. Sales incentives are granted to customers based upon the volume of purchases. These sales incentives are recorded at the time of sales as a reduction of gross sales.

RESEARCH AND DEVELOPMENT EXPENSE

         Included in selling, engineering and administrative expenses are amounts incurred for research and development costs paid to third parties for the Company's manufacturing processes and related software which approximated $1,337, $1,007 and $630 for the years ended December 31, 1995, 1996 and 1997, respectively.

ADVERTISING COSTS

         The Company expenses the costs for advertising and promotional literature during the year incurred. Included in selling, engineering and administrative expenses are amounts incurred for advertising and promotional literature which approximated $792, $641 and $719 for the years ended December 31, 1995, 1996 and 1997, respectively.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

         The Company follows the translation policy provided by Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The Pound Sterling is the functional currency of Sun Ltd. The Deutsche Mark is the functional currency of GmbH. The U.S. Dollar is the functional currency for Sun Hydraulics and the reporting currency for the consolidated group. The assets and liabilities of Sun Ltd. and GmbH are translated at the exchange rate in effect at the balance sheet date, while income and expense items are translated at the average annual rate of exchange for the period. The resulting unrealized translation gains and losses are included in the component of shareholders' equity designated "equity adjustment for foreign currency translation." Realized gains and losses from foreign currency translations are included in miscellaneous (income) expense.

INCOME TAXES

         The Company follows the income tax policy provided by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This Statement provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. These differences result from items reported differently for financial reporting and income tax purposes, primarily depreciation and stock options.

         Prior to December 31, 1996, Sun Hydraulics had elected to be taxed under the S Corporation provisions of the Internal Revenue Code. Historically, the shareholders of Sun Hydraulics included their pro rata share of income or loss in their individual returns. A portion of the distributions to shareholders was related to their individual income tax liabilities, resulting from S Corporation taxable earnings (see Note 12). Effective December 31, 1996, Sun Hydraulics converted to C Corporation status and Sun Hydraulics' subsequent earnings are subject to corporate income taxes. Accordingly, for informational purposes, the December 31, 1996 statement of income reflects an unaudited pro forma income tax provision which would have been recorded if Sun Hydraulics had been a C Corporation, based on the tax laws in effect during those periods.

STOCK-BASED COMPENSATION

         The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") during 1996. Upon adoption, the Company retained the intrinsic value method of accounting for stock-based compensation and has disclosed the effects of adopting this pronouncement in the notes to the financial statements (see Note 13).

RECLASSIFICATIONS

         Certain prior year balances have been reclassified to be consistent with current year presentation.

5.       FAIR VALUE OF INVESTMENTS

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

         The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value because of their short maturity of those instruments.

         The carrying amount of long-term debt approximates fair value, as the interest rates on the debt approximate rates currently available to the Company for debt with similar terms and remaining maturities.

         The fair value of the notes payable to related parties is estimated based on the current rates offered to the Company for similar debt. The estimated fair value of the Company's related party notes payable is approximately $2,111 and $1,630 at December 31, 1996 and 1997, respectively.

6.       INVENTORIES

                                              December 31,          December 31,
                                                  1996                  1997
         Raw materials                           $  147                $  214
         Work in process                          2,758                 4,348
         Finished goods                           1,546                 2,213
                                                 ------                ------
                                                 $4,451                $6,775
                                                 ======                ======

7.       PROPERTY, PLANT AND EQUIPMENT

                                              December 31,          December 31,
                                                  1996                  1997

         Machinery and equipment                $24,930               $28,165
         Furniture and fixtures                   4,938                 5,880
         Buildings                                5,071                17,663
         Leasehold and land improvements            586                   760
         Construction in progress                14,558                   838
         Land                                     1,410                 1,581
                                                -------               -------
                                                 51,493                54,887
         Less: Accumulated depreciation         (14,281)              (15,098)
                                                -------               -------
                                                $37,212               $39,789
                                                =======               =======

8.       ACCRUED EXPENSES AND OTHER LIABILITIES

                                                December 31,          December 31,
                                                    1996                  1997
         Compensation and benefits                 $1,161                $1,348
         Deferred grant                               462                   424
         Taxes                                        112                   117
         Interest                                      93                    75
         Warranty expense                              44                    30
         Other accrued expenses                        89                   180
                                                   ------                ------
                                                   $1,961                $2,174
                                                   ======                ======

9.       LONG-TERM DEBT

                                                        December 31,   December 31,
                                                            1996           1997
Lines of credit agreements, interest payable
  at lender's prime rate (8.5% at December 31,
  1996 and December 31, 1997)                             $  1,512       $    666

Construction line of credit at 8.25% converted
  to a mortgage note in April 1997 with a maturity
  of 10 years, 15 year amortization, due in monthly
  principal and interest installments of
  approximately $60                                          5,789          4,990

Construction line of credit at 6.47% converted
  to a mortgage note in April 1997 with a maturity
  of 12 years, due in monthly principal and interest
  installments of approximately $42                          2,078          1,999

Secured equipment loan, interest only payable
  monthly at 8.25% at December 31, 1996                      2,874             --

8.25% mortgage note payable secured by real
  property due in monthly principal and
  interest installments of $20                               2,355             --

Notes payable secured by equipment, payable
  in monthly principal and interest
  installments with interest rates varying
  from 4.90% to 5.60% with maturity dates
  from March 1996 to June 1998                                  46             --
                                                          --------       --------
                                                            14,654          7,655
Less amounts due within one year                            (2,340)        (1,035)
                                                          --------       --------
                                                          $ 12,314       $  6,620
                                                          ========       ========

         The remaining principal payments are due as follows: 1999 - $400; 2000
- $433; 2001 - $469; 2002 - $509; 2003 and thereafter $4,809.

         The Company has three revolving lines of credit; one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties. The United States had a $1,700 revolving credit agreement, secured by all inventory and accounts receivable, bearing interest at the lender's prime rate with a maturity date of March 1, 1997. In February 1997, the Company negotiated a one-year, unsecured revolving credit facility to replace the $1,700 revolving credit agreement. The new credit facility provides for a maximum availability of $10,000, payable on demand at the lender's prime rate of interest. There are no debt covenants related to this facility. At December 31, 1997, $650 was outstanding under this credit facility. In February 1998, the Company renegotiated this unsecured credit facility with a term of one year and an interest rate equal to the bank lender's prime rate less 1%, or LIBOR plus 1.9% for predetermined periods of time at the Company's option.

         In England, the Company has a $1.2 million line of credit, denominated in British pounds, which bears interest at a floating rate equal to 2.25% over the bank's base rate and is a demand note. At December 31, 1997 there was no balance outstanding on this credit facility.

         The German line of credit is a demand note denominated in German Marks with interest payable at the lender's prime rate. At December 31, 1997, $16 was outstanding under this credit facility.

         A 10-year mortgage note of $6,187 was obtained at a fixed interest rate of 8.25% for construction of the manifold facility. Terms on the new mortgage note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year note with a 15-year amortization schedule. The Company applied $1,000 of the IPO proceeds toward repayment of this note. In March 1998, this mortgage note was renegotiated to an interest rate of 7.875%. New terms are principal and interest payments of $43 for 8.25 years with remaining principal due July 1, 2006.

         In May 1996, the Company obtained a mortgage loan of approximately $2.4 million, denominated in German marks, for the new facility in Erkelenz, Germany. The loan has a term of 12 years and bears interest at 6.47%.

         In January 1997, the Company repaid the secured equipment loan and the 8.25% mortgage note payable with proceeds from the IPO.

10.      RELATED PARTIES

         Notes payable to related parties include the following:

                                                               December 31,    December 31,
                                                                   1996            1997
         15% unsecured note payable for repurchase and
          retirement of stock, quarterly principal and
          interest installments ranging from $43 to $142
          through 2001                                           $ 2,303         $ 1,680

         10% unsecured notes payable for phantom
          compensation, quarterly principal and
          interest payments of $14 payable through
          2002                                                       261             229
                                                                 -------         -------
                                                                   2,564           1,909
         Less amounts due within one year                           (655)           (757)
                                                                 -------         -------
                                                                 $ 1,909         $ 1,152
                                                                 =======         =======

         The remaining principal payments are due as follows: 1999 - $586; 2000
- $365; 2001 - $135; 2002 - $66.

         The 15% notes payable represents the repurchase and retirement of stock to related parties for the years 1989 to 1993. These notes represent the repurchase of shares of common stock from four retiring employees, one employee of retirement age who was still employed by the Company at the time the shares were repurchased, and nine former shareholders related to the principal shareholder of the Company. These agreements contain a provision disallowing prepayment.

         During 1995, Sun Hydraulics entered into a 35-month agreement with SunOpTech ("SunOpTech"), a limited partnership formed to further the development of the manufacturing software used in the Company's production process. A significant shareholder of Sun Hydraulics, who owns approximately 36% of the Company, owns 51% of the stock of SunOpTech. In exchange for the development of computer software and computer support, Sun Hydraulics will pay approximately $1,000 over the three-year period. Fees paid under this agreement for the year ended December 31, 1997 were $317. For the years ended December 31, 1995, 1996 and 1997, Sun Hydraulics paid SunOpTech's expenses of $25, $203 and $291, respectively. These expenses are included in selling, engineering and administrative expenses. Additionally, Sun Hydraulics provided certain administrative support and office space to SunOpTech at no charge.

         A Director of the Company is the President, Chief Executive Officer and controlling stockholder of a fluid power distributorship that purchases and sells the Company's products pursuant to one of the Company's standard distributor agreements. This distributorship purchased approximately $1,310, $1,104 and $900 of products from the Company in fiscal 1995, 1996 and 1997, respectively.

11.      DISTRIBUTIONS AND DIVIDENDS TO SHAREHOLDERS

         The Company declared distributions of $3,154, $2,901 and $10,545 to shareholders in 1995, 1996 and 1997, respectively, a portion of which was to fund shareholders' individual income tax liabilities related to the S Corporation taxable earnings.

         Subsequent to the IPO, the Company distributed all of Sun Hydraulics' previously undistributed retained earnings totaling $10,545 related to the S Corporation. A distribution of $9,446 representing 90% of the total undistributed retained earnings was paid in January 1997. The remaining 10% of $1,099 was paid in May 1997.

         The Company declared quarterly cash dividends of $.035 per share, to shareholders of record on March 31, 1997, July 3, 1997, October 1, 1997 and December 31, 1997. These dividends were paid on April 15, 1997, July 15, 1997, October 15, 1997 and January 15, 1998, respectively. The Company declared a cash dividend of $.04 per share on March 4, 1998, to shareholders of record on March 31, 1998, payable on April 15, 1998.

12.      INCOME TAXES

         Pretax income from continuing operations is taxed under the following jurisdictions:

                                                  Year ended December 31,
                                                  -----------------------
                                             1995           1996          1997
                                             ----           ----          ----
United States                               $7,489         $2,190        $4,962
Foreign                                      2,005          2,010         2,302
                                            ------          ------       ------
Total                                       $9,494         $4,200        $7,264
                                            ======         ======        ======

         The income tax provision consists of the following:

                                                  Year ended December 31,
                                                  -----------------------
                                             1995           1996          1997
                                             ----           ----          ----
Current tax expense (benefit):
  United States                            $    (3)       $     7       $ 1,157
  State and local                               --             --            75
  Foreign                                      746            621           697
                                           -------        -------       -------
  Total current                                743            628         1,929
                                           -------        -------       -------
Deferred tax expense (benefit):
  United States                                (88)         2,170           615
  State and local                              (16)           255            14
  Foreign                                       (6)            76            (4)
                                           -------        -------       -------
  Total deferred                              (110)         2,501           625
                                           -------        -------       -------
Total income tax provision                 $   633        $ 3,129       $ 2,554
                                           =======        =======       =======

         The income tax provision for the year ended December 31, 1995 relates to Suninco, which was a C corporation until June 28, 1996 when it was merged with Sun Hydraulics.

         The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

                                                   Year ended December 31,
                                                   -----------------------
                                              1995          1996          1997
                                              ----          ----          ----
U.S. federal taxes at statutory rate        $ 3,228       $ 1,428       $ 2,461
  Increase(decrease):
   Foreign income taxed at higher rate           28            14           (80)
   Conversion of S to C Corporation              --         2,354            --
   S Corporation income                      (2,684)         (724)           --
   Nondeductible items                           46            57            39
   State and local taxes, net                   (16)           --           138
   Other                                         31            --            (4)
                                            -------       -------       -------
Income tax provision                        $   633       $ 3,129       $ 2,554
                                            =======       =======       =======

         Deferred tax assets and liabilities at December 31 are as follows:

                                                                 December 31,
                                                             --------------------
                                                              1996          1997
                                                              ----          ----
         Deferred taxes, non-current:
          Assets
            Accrued expenses and reserves
             not currently deductible                        $  182        $  139
            Compensation expense recognized
             for book, not yet deductible for tax               558           451
            Florida NOL carry forward                            18            --
                                                             ------        ------
          Deferred tax asset, non-current                       758           590

          Liabilities
            Depreciation                                      3,336         3,793
                                                             ------        ------
          Net deferred tax liability, non-current            $2,578        $3,203
                                                             ======        ======

         Upon termination of the S Corporation status (see Note 2), the Company was required to recognize deferred income taxes for financial and tax reporting purposes and recognize deferred income taxes for cumulative temporary differences.

PRO FORMA TAXES (UNAUDITED)

         The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

                                                       Year ended December 31,
                                                     -------------------------
                                                      1995               1996
                                                       ----               ----
         U.S. federal taxes at statutory rate         $3,228             $1,428
           Increase:
             Foreign income taxed at higher rates         28                 14
             Nondeductible items                          81                 57
             State and local taxes, net                  243                 84
             Other                                        31                 --
                                                      ------             ------
         Income tax provision                         $3,611             $1,583
                                                      ======             ======

         Pro forma deferred tax assets and liabilities at December 31, 1996 are as follows:

         Pro forma deferred taxes, non-current:
           Assets
             Accrued expenses and reserves not currently deductible      $  182
             Compensation expense recognized for book,
               not yet deductible for tax                                   558
             Florida NOL carry forward                                       18
                                                                         ------
                  Pro forma deferred tax asset, non-current                 758

           Liabilities
             Depreciation                                                 3,336
                                                                         ------
         Pro forma net deferred tax liability, non-current               $2,578
                                                                         ======

13.      STOCK OPTION PLANS

         During 1995 and part of 1996, the Company maintained a phantom stock option plan (the "Plan"). Compensation cost was measured as the amount by which the market value, as defined in the Plan, of the stock on the measurement date exceeded the market value on the date the phantom stock options were granted. The market value was defined in the Plan as the higher of: the last arm's length sale price of said stock between unrelated parties if there had been a sale in the preceding six-months period, or the book value of said stock. Compensation cost was accrued over the service period and adjusted in periods subsequent to the measurement date for changes in the market value of the stock.

         During 1996, the Company adopted the 1996 Stock Option Plan (the "Stock Option Plan"), which provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 1,000,000 shares of the Company's common stock by officers, employees and Directors of the Company. Under terms of the plan, incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company's voting stock). Nonqualified stock options may be granted at the discretion of the Company's Board of Directors. The maximum term of an option may not exceed 10 years and become exercisable at such times and in such installments as determined by the Board of Directors.

         Effective September 30, 1996, the Board of Directors approved the granting of 319,960 nonqualified stock options and committed to granting 189,348 of qualified incentive options under the Stock Option Plan to replace the phantom stock option plans. The employees and Directors were immediately vested in the nonqualified options upon Reorganization. The qualified incentive options vest over a period of six years from the date of grant. The Company recognized a charge of $1,378 in 1996 related to the termination of the phantom stock option plans.

         A summary of the Company's stock option plan for each of the three years ended December 31, 1997 is summarized as follows:

                                                         Exercise            Weighted
                                     Number               price              average
                                   of shares              range           exercise price
Under option, December 31, 1994     141,758           $.001 - 18.68           $ 1.55
 (141,758 shares exercisable)
Exercised                           (99,756)          $.001 - 18.68           $ 1.49
                                    -------           -------------
Under option, December 31, 1995      42,002           $.001 - 18.68           $ 1.68
 (42,002 shares exercisable)
Granted                             319,960           $3.00 -  5.05           $ 3.96
Exercised                           (42,002)          $ .66 - 18.68           $ 1.68
                                    -------           -------------
Under option, December 31, 1996     319,960           $3.00 -  5.05           $ 3.91
 (319,960 shares exercisable)
Granted                             289,348           $        9.50           $ 9.50
Exercised                           (22,000)          $3.00 -  3.47           $ 3.21
                                    -------           -------------
Under option, December 31, 1997     587,308           $3.00 -  9.50           $ 6.69
 (356,660 shares exercisable)

         A summary of outstanding and exercisable options at December 31, 1997 is summarized as follows:

                         Options Outstanding                                  Options Exercisable
---------------------------------------------------------------------     -----------------------------
                                      Weighted-           Weighted-                        Weighted-
   Range of         Number of     average remaining        average        Number of         average
exercise prices       shares       contractual life    exercise price       shares       exercise price
 $       3.00         70,586             8.53               $3.00            70,586           $3.00
  3.43 - 5.05        227,374             8.75                4.25           227,374            4.25
         9.50        289,348             8.97                9.50            58,700            9.50

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans other than for nonqualified stock options. Had compensation costs for the stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           Year ended December 31,
                                          -------------------------
                                           1996              1997
                                           ----              ----
    Net income:
         As reported                      $1,071            $4,710
         Pro forma                           989             4,394

    Basic earnings per common share:
         As reported                        0.27              0.75
         Pro forma                          0.25              0.70

    Diluted earnings per common share:
         As reported                        0.26              0.73
         Pro forma                          0.24              0.68

         There was no pro forma effect for 1995 as no options were vested or granted. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1997: cumulative volatility of 36.71% and 39.56% for 1996 and 1997, respectively; dividend yields of 1.35% and 1.68% for 1996 and 1997, respectively; risk-free interest rate of 6.60% and 5.72% for 1996 and 1997, respectively; and expected term of 5 years and 6.04 years for 1996 and 1997, respectively.

14.      EARNINGS PER COMMON SHARE

         Presented below is basic and diluted EPS under SFAS 128 for the years ended December 31, 1995, 1996 and 1997:

                                             Income           Shares            Per share amount
1995
Earnings per share - common stock            $8,861          3,877,836                $2.29
Effect of dilutive securities:
       Stock options                                           245,036
Earnings per share - common stock
  assuming dilution                           8,861          4,122,872                $2.15

1996
Earnings per share - common stock             1,071          3,978,138                $ .27
Effect of dilutive securities:
       Stock options                                           199,522
Earnings per share - common stock
  assuming dilution                           1,071          4,177,660                $ .26

1997
Earnings per share - common stock             4,710          6,307,899                $ .75
Effect of dilutive securities:
       Stock options                                           191,356
Earnings per share - common stock
  assuming dilution                           4,710          6,499,255                $ .73


15.      EMPLOYEE BENEFITS

         The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $901, $586 and $993 during 1995, 1996 and 1997, respectively.

         During 1997, the Company terminated its medical benefit trust and established a new health care plan. These plans cover substantially all eligible United States employees. Employer contributions to the trust and health care plan amounted to approximately $1,490, $1,348 and $1,954 during 1995, 1996 and 1997, respectively. Long-term disability and life insurance benefits are also provided to employees, the premiums for which are paid directly by Sun Hydraulics. Payments amounted to approximately $132, $157 and $159 for 1995, 1996 and 1997, respectively.

         The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $56, $69 and $81 during 1995, 1996 and 1997, respectively.

16.      INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT GEOGRAPHIC
         AREAS

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

         Geographic information is as follows:

                                      United      United
                                      States      Kingdom      Germany    Elimination   Consolidated
                                     -------      -------      -------    -----------   ------------
1995
Sales to unaffiliated customers      $43,099      $ 8,300      $ 3,989      $    --       $55,388
Intercompany sales                     5,940        1,470           --       (7,410)           --
Operating profits                      8,090        1,446          693           --        10,229
Identifiable assets                   27,212        5,414        1,813         (575)       33,864
Depreciation expense                   1,961          531           64           --         2,556
Capital expenditures                   6,230          700          727           --         7,657

1996
Sales to unaffiliated customers      $42,180      $ 8,866      $ 3,526      $    --       $54,572
Intercompany sales                     5,194        1,895           --       (7,089)           --
Operating profits                      3,225        1,785          293          (13)        5,290
Identifiable assets                   37,565        6,750        4,544         (443)       48,416
Depreciation expense                   2,203          570           84           --         2,857
Capital expenditures                  12,626        1,175        3,162           --        16,963

1997
Sales to unaffiliated customers      $49,393      $10,779      $ 4,026      $    --       $64,198
Intercompany sales                     6,584        2,346           69       (8,999)           --
Operating profits                      5,717        2,410          149           26         8,302
Identifiable assets                   41,541        7,611        3,973          264        53,389
Depreciation expense                   2,840          634          232           --         3,706
Capital expenditures                   5,972          617          286           --         6,490

         Total liabilities attributable to foreign operations were $2,674, $4,940 and $3,867 at December 31, 1995, 1996 and 1997, respectively. Net foreign currency gains (losses) reflected in results of operations were $10, ($104) and ($192) for the years ended 1995, 1996 and 1997, respectively. Operating profit is total sales and other operating income less operating expenses. In computing geographic operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

         Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $6,468, $6,090 and $7,431 during 1995, 1996 and 1997, respectively.

17.      COMMITMENTS AND CONTINGENCIES

         The Company is not a part to any material legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

         In 1996, the Company was awarded a grant of $424 by the German government, which helped to offset the cost of the German facility. This grant requires that the German operation employ 26 people by June 30, 1998. The Company anticipates that this headcount requirement will not be met until the first half of 1999. The Company believes that an extension may be obtained from the German authorities. If the Company fails to obtain an extension of time to meet the terms of the grant the $424 will be repaid. This amount has been recorded as a deferred grant. The repayment of $424 would affect cash and would have no effect on net income.

         The Company has submitted a business interruption insurance claim of $2,300 to its insurance carrier. The claim is related to a fire in the manifold plant in the United States which occurred while the plant was under construction. The Company believes that this fire delayed the opening of the new plant which in turn delayed the rearrangement of the cartridge operation and the creation of the cellular production for high volume models. The validity and amount of the claim is currently being evaluated by the Company's insurance carrier.

                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None


                                    PART III.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The Board of Directors ("Board") of the Company currently consists of six members. The Board is divided into three classes of Directors serving staggered three-year terms. Directors hold their positions until the annual meeting of shareholders in the year in which their term expires, and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. Executive Officers serve at the pleasure of the Board of Directors.

The following table sets forth the names and ages of the Company's Directors and Executive Officers and the positions they hold with the Company.

NAME                                 AGE     POSITION
-----------------------------------------------------
Robert E. Koski.................      68     Chairman of the Board of Directors
                                             (term expiring in 2000) and a member of
                                             the Compensation Committee

Clyde G. Nixon..................      62     President, Chief Executive Officer,
                                             Director (term expiring in 1998)

Jeffrey Cooper..................      56     Engineering Manager

Russell G. Copeman..............      58     Manufacturing Manager

Richard J. Dobbyn...............      54     Chief Financial Officer

Peter G. Robson   ..............      54     General Manager, Sun Hydraulics Limited

Arthur B. Bodley................      79     Director (term expiring in 2000) and a
                                             member of the Audit Committee

James G. March..................      69     Director (term expiring in 2000) and a
                                             member of the Compensation Committee

Taco van Tijn ..................      73     Director (term expiring in 1999) and a
                                             member of the Audit Committee

David N. Wormley................      58     Director (term expiring in 1999) and a
                                             member of the Compensation Committee

MR. KOSKI is a co-founder of the Company and has served as its Chairman of the Board since it began operations in 1970. He was also its President and Chief Executive Officer from that time until November 1988. He is a graduate of Dartmouth College and past Chairman of the Board of the National Fluid Power Association. Mr. Koski has over 36 years experience in the fluid power industry, and has served as Chairman of the Fluid Power Systems and Technology Division of the American Society of Mechanical Engineers, and as a member of the Board of Directors of the National Association of Manufacturers.

MR. NIXON joined the Company in January 1988, and was named its President and Chief Executive Officer in November 1988. From September 1985, to January 1988, he served as Vice President of Cross & Trecker Corporation and was President of Warner & Swasey Company, its wholly-owned subsidiary. From 1964 to 1985, he served in various management capacities with Brown & Sharpe Manufacturing Corporation, most recently as Vice President of its fluid power division and President of Double A Products Company, its wholly-owned subsidiary. Mr. Nixon is a graduate of Cornell University and the Harvard Business School, and is Chairman of the Board of the National Fluid Power Association. Mr. Nixon has over 30 years experience in the fluid power industry.

MR. COOPER joined the Company in December 1990, as an engineer and has been Engineering Manager since September 1991. From August 1987, to December 1990, he was Engineering Manager, Mobile Valves, of Vickers, Incorporated, a wholly-owned subsidiary of Trinova Corporation, and from September 1979 to August 1986, he served as Vice President of Engineering for Double A Products Company. Mr. Cooper is an engineering graduate of Willesden College of Technology, London, England. Mr. Cooper has over 29 years experience in the fluid power industry.

MR. COPEMAN joined the Company in July 1996, as Manufacturing Manager, in charge of manufacturing operations and processes. From January 1996, to July 1996, Mr. Copeman was the principal of Copeman Consulting, and performed consulting services for the Company from March 1996 to July 1996. From January 1994, to October 1995, Mr. Copeman was a partner with Coopers & Lybrand, Australia; from July 1989, to December 1993, he was a Director of Coopers & Lybrand's International Manufacturing Practice. From January 1985, to July 1989, he served in various management positions with Vickers, Incorporated, most recently as Vice President. From August 1967, to January 1985, he served in various management positions with Double A Products Company, most recently as Vice President. Mr. Copeman is a Certified Manufacturing Engineer and a graduate of Georgia Institute of Technology and the Krannert Business

School of Purdue University. Mr. Copeman has over 23 years experience in the fluid power industry.

MR. DOBBYN joined the Company in October 1995, and was named Chief Financial Officer in July 1996. From June 1995 to October 1995, Mr. Dobbyn served as the Controller of Protek Electronics. From July 1994 to June 1995, he served as the Fiscal Director of a non-profit child care agency. From September 1984 to July 1994, Mr. Dobbyn was Senior Vice President-Finance and Administration for Loral Data Systems, formerly Fairchild Weston Systems, a Schlumberger company. Mr. Dobbyn is a Certified Public Accountant and a graduate of Boston College.

MR. ROBSON has served as a Director of Sun Hydraulics Limited, Coventry, England, since May 1993, and has been employed by the Company as the General Manager of its United Kingdom operations since 1982. Mr. Robson is a Chartered Engineer and a graduate of Coventry University. Mr. Robson has over 31 years experience in the fluid power industry.

MR. BODLEY has served as President and Chief Executive Officer of Atlas Fluid Components Company, Inc., a fluid power distributorship in Akron, Ohio, since January 1966. Mr. Bodley has over 31 years experience in the fluid power industry. He has served as a Director of the Company since January 1973.

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

MR. VAN TIJN is an attorney (solicitor), practicing law in London, England, since May 1977. He has been a Director of the Company since February 1989, and the principal statutory officer of Sun Hydraulik Holdings Limited since January 1991.

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

         No family relationships exist between any of the Company's Directors and executive officers, except that Mr. Koski and Dr. March are step-brothers. There are no arrangements or understandings between Director and any other person concerning service as a Director.

         The Board of Directors has Audit and Compensation Committees. The Company does not have a Nominating Committee; instead, the entire Board of Directors functions as a Nominating Committee.

         The Audit Committee was appointed in February 1997 and held one meeting in 1997. The functions of the Audit Committee are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, to discuss and review the scope of and the fees for the prospective annual audit with the independent public accountants, to review the results thereof with the independent public accountants, to review and approve non-audit services of the independent public accountants, to review compliance with existing major accounting and financial policies of the Company, to review the adequacy of the financial organization of the Company, to review management's procedures and policies relative to the adequacy of the Company's internal accounting controls, to review compliance with federal and state laws relating to accounting practices and to review and approve (with the concurrence of a majority of the disinterested Directors of the Company) transactions, if any, with affiliated parties.

         The Compensation Committee was appointed in December 1996 and did not meet separately in 1997. The functions of the Compensation Committee are to review and approve annual salaries and bonuses for all executive officers, to review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, to administer the Company's stock option plans and carry out the responsibilities required by the rules of the Securities and Exchange Commission.

         The Board of Directors held four meetings during 1997. Each Director attended all of the meetings of the Board and of each committee of which he was a member in 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all of them complied with the Section 16(a) filing requirements in 1997.

                         ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The following table is a summary of the compensation paid or accrued by the Company for the last three fiscal years for services in all capacities to the Company's Chief Executive Officer and each of its other most highly compensated executive officers who earned more than $100,000 from the Company in 1997 under the rules of the Securities and Exchange Commission (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------
                                                              LONG TERM
                                                            COMPENSATION
                                                               AWARDS--
                                                              SECURITIES
        NAME AND                                              UNDERLYING          OTHER ANNUAL
   PRINCIPAL POSITION               YEAR      SALARY        OPTIONS/SARS(#)      COMPENSATION(4)
------------------------------------------------------------------------------------------------
Robert E. Koski,                    1997     $106,000               ---              $20,175
 Chairman of the                    1996      106,000               ---               18,798(5)
 Board of Directors                 1995      106,000               ---               28,033(5)

------------------------------------------------------------------------------------------------
Clyde G. Nixon,                     1997      180,000            58,781(1)           $22,927
 President and                      1996      180,000            94,765(2)            12,239
 Chief Executive Officer            1995      165,000           110,739(3)            21,807(6)

------------------------------------------------------------------------------------------------
Robert J. Devereaux                 1997      129,000            29,963(1)           $18,461
 Vice President (7)                 1996      129,000            48,306(2)            11,160
                                    1995      123,500               ---               19,771

------------------------------------------------------------------------------------------------
Jeffrey Cooper                      1997      121,000            27,100(1)           $13,567
 Engineering Manager                1996      116,000            43,689(2)             9,314
                                    1995      110,500               ---               10,280

------------------------------------------------------------------------------------------------
Russell G. Copeman                  1997      134,000            65,000(1)           $35,547(8)
 Manufacturing Manager              1996       64,500               ---               92,931(8)
                                    1995          ---               ---                  ---

------------------------------------------------------------------------------------------------
Richard J. Dobbyn                   1997       97,000            35,000(1)           $ 7,054
 Chief Financial Officer            1996       88,000               ---                  ---
                                    1995       17,083               ---                  ---
------------------------------------------------------------------------------------------------

(1) Represents incentive stock options granted on January 9, 1997, the date of the Company's initial public offering, at an exercise price equal to the public offering price.
(2) Represents nonqualified stock options granted in conjunction with the termination of the executive's phantom stock compensation agreement.
(3)      Represents phantom stock compensation award.

(4) Except as otherwise noted, reflects primarily contributions made by the Company on behalf of the employee to the Company's 401(k) plan and excess life insurance premiums.
(5) Includes payment by the Company of certain professional fees on behalf of Mr. Koski in 1996 and 1995 in the amounts of $11,478 and $7,250, respectively.
(6) Includes payment by the Company of certain club dues on behalf of Mr. Nixon in the amount of $12,000.
(7) Mr. Devereaux resigned as Vice President of the Company effective December 31, 1997.
(8) Includes payment by the Company of certain consulting fees and moving expenses.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


--------------------------------------------------------------------------------------------------------------------------
                              INDIVIDUAL GRANTS
                      --------------------------------

                       NUMBER OF
                       SECURITIES     PERCENT OF TOTAL     EXERCISE                  POTENTIAL REALIZABLE VALUE AT ASSUMED
                       UNDERLYING      OPTIONS GRANTED      OR BASE                       ANNUAL RATES OF STOCK PRICE
                        OPTIONS        TO EMPLOYEES IN       PRICE     EXPIRATION       APPRECIATION FOR OPTION TERM(1)
     NAME              GRANTED(#)        FISCAL YEAR        ($/SH)        DATE      -------------------------------------
                                                                                       5%($)           10%($)      0%($)
     (a)                  (b)                (c)              (d)          (e)          (f)             (g)         (h)
--------------------------------------------------------------------------------------------------------------------------
Robert E. Koski             ---              ---              ---          ---           ---            ---            ---

--------------------------------------------------------------------------------------------------------------------------
Clyde G. Nixon           58,781              20.3%            $9.5        1/09/07      $307,872      $758,304          ---

--------------------------------------------------------------------------------------------------------------------------
Jeffrey Cooper           27,100               9.4%             9.5        1/09/07       141,939       349,604          ---

--------------------------------------------------------------------------------------------------------------------------
Russell G. Copeman       65,000              22.5%             9.5        1/09/07       340,445       838,533          ---

--------------------------------------------------------------------------------------------------------------------------
Richard J. Dobbyn        35,000              12.1%             9.5        1/09/07       183,317       451,518          ---

--------------------------------------------------------------------------------------------------------------------------
Robert J. Devereaux      29,963              10.4%             9.5        1/09/07       156,935       386,538          ---

==========================================================================================================================


(1) These options were granted on January 9, 1997, the date of the Company's initial public offering, at a price of $9.50, which was the initial public offering price for the shares of Common Stock on such date. The 5% and 10% assumed annual rates of stock price appreciation are provided in compliance with Regulation S-K under the Securities Exchange Act of 1934. The Company does not necessarily believe that these appreciation calculations are indicative of actual future stock option values or that the price of Common Stock will appreciate at such rates.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

=======================================================================================
                                                    NUMBER OF
                                                    SECURITIES            VALUE OF
                                                    UNDERLYING          UNEXERCISED
                                                    UNEXERCISED         IN-THE-MONEY
                                                   OPTIONS/SARS         OPTIONS/SARS
                                                     AT FISCAL            AT FISCAL
                          SHARES                    YEAR-END(#)          YEAR-END($)
                       ACQUIRED ON      VALUE      EXERCISABLE/          EXERCISABLE/
       NAME            EXERCISE(#)   REALIZED($)   UNEXERCISABLE        UNEXERCISABLE
---------------------------------------------------------------------------------------
       (a)                 (b)           (c)           (d)                    (e)
---------------------------------------------------------------------------------------
Robert E. Koski              ---           ---               0/0          0/0
---------------------------------------------------------------------------------------
Clyde G. Nixon               ---           ---    105,291/48,255      $694,408/$120,638
---------------------------------------------------------------------------------------
Robert J. Devereaux       10,000       $80,300     48,832/19,437      $353,065/$ 48,593
---------------------------------------------------------------------------------------
Jeffrey Cooper               ---           ---     49,109/21,680      $387,965/$ 54,200
---------------------------------------------------------------------------------------
Russell G. Copeman           ---           ---     10,526/54,474      $ 26,315/$136,185
---------------------------------------------------------------------------------------
Richard J. Dobbyn            ---           ---      7,000/28,000      $ 17,500/$ 70,000
=======================================================================================


(1) Based upon the December 31, 1997 closing stock price of $12.00 per share, as reported on the Nasdaq National Market.


EXECUTIVE COMPENSATION AGREEMENTS

         In September 1996, in connection with the termination of certain individual phantom stock compensation agreements, the Company issued to eight employees of the Company, including Messrs. Cooper, Nixon and Robson, who are Executive Officers of the Company (and Mr. Devereaux who resigned as Vice President of the Company effective December 31, 1997), options to purchase 305,260 shares of Common Stock. The exercise prices for such options ranged from $3.00 to $5.05, with a weighted average of $3.95. Such options are exercisable and have a term of 10 years. As part of the same agreements, following its initial public offering, the Company also issued to such employees incentive stock options to purchase 189,348 shares of Common Stock at the initial public offering price of the Common Stock of $9.50 per share. Such incentive stock options vest over varying periods of up to seven years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The Board of Directors, in conjunction with the Compensation Committee, determined the compensation, including salary and bonus, of the Executive Officers of the Company for the fiscal year ended December 31, 1997, and the initial compensation for the current fiscal year through the date hereof. In the future, the Compensation Committee of the Board of Directors will determine the compensation of the Company's Executive Officers. See "Item 10. Directors and Executive Officers of the Registrant."

DIRECTOR COMPENSATION

         Directors who are not officers of the Company are paid $2,500 for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Ccommittee on which they serve when the committee meeting is not held within one day of a meeting of the Board of Directors. Directors also are reimbursed for their expenses incurred in connection with their attendance at such meetings.

         In September 1996, the Company granted non-statutory options to Directors Bodley and van Tijn, and to former Director Curtis J. Timm, to purchase 3,920 shares of the Company's common stock. The Company also granted non-statutory options to Director Wormley to purchase 2,940 shares of the Company's Common Stock. All of the foregoing options were exercisable upon grant, at an exercise price of $3.00 per share, and they expire in January 2007.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 25, 1998, information as to the beneficial ownership of the Company's Common Stock by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) Each Named Executive Officer of the Company, and (iv) all Directors and executive officers of the Company as a group. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent such power may be shared with a spouse.

NAME AND ADDRESS OF BENEFICIAL               AMOUNT AND NATURE OF     PERCENT OF
OWNER(1)                                     BENEFICIAL OWNERSHIP       CLASS(2)
--------------------------------------------------------------------------------
Koski Family Limited Partnership
  5619 Preston Oaks Road
  Dallas, Texas 75240                             2,258,543                35.7
Christine L. Koski (3)
  5619 Preston Oaks Road
  Dallas, Texas 75240                             2,322,838                36.7
Robert C. Koski(3)(5)
  315 Sycamore Street
  Decatur, Georgia 30030                          2,266,543                35.8

Thomas L. Koski(3)
  Six New Street
  East Norwalk, Connecticut 06855                 2,258,543                35.7
Robert E. Koski(3)(4)(5)                          2,544,921                40.2
Beverly Koski(3)(4)(5)                            2,544,921                40.2
Robert S. and Ann R. Ferrell(6)
  5924 Cranbrook Way, #101
  Naples, Florida 34112                             421,037                 6.7
Clyde G. Nixon(7)                                   213,266                 3.3
Peter G. Robson(8)                                   72,730                 1.1
James G. March(9)                                    53,572                 *
Jeffrey Cooper(8)                                    54,529                 *
Arthur B. Bodley(10)                                  13,860                 *
Russell G. Copeman(8)                                21,052                 *
Taco van Tijn(10)                                      8,920                 *
Richard J. Dobbyn(11)                                15,500                 *
David N. Wormley(12)                                  3,940                 *
All Directors and Executive Officers as a
  Group (10 persons)                              3,002,290                45.4

--------------------
 *       Less than 1%.
(1) Unless otherwise indicated, the address of each of the persons listed who own more than 5% of the Company's Common Stock is 1500 West University Parkway, Sarasota, Florida 34243.
(2) This column set forth shares of the Company's Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13d-3 of the Securities and Exchange Commission. All of the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them except as otherwise described in the following footnotes.
(3) Includes 2,258,543 shares owned by the Koski Family Limited Partnership, over which Christine L. Koski, Robert C. Koski, Thomas L. Koski, Robert E. Koski and Beverly Koski share voting and dispositive power as the general partners in the Partnership. Christine L. Koski, Robert C. Koski and Thomas L. Koski are the adult children of Robert E. Koski and Beverly Koski.
(4) Includes 151,216 shares owned by Beverly Koski and 127,162 shares owned by Robert E. Koski. Beverly Koski is the spouse of Robert E. Koski.
(5) Includes 8,000 shares owned by the Koski Family Foundation, Inc., over which Robert E. Koski, Beverly Koski and Robert C. Koski share voting and dispositive power.
(6) According to information supplied to the Company by the Ferrells in connection with the initial public stock offering of the Company on January 9, 1997. Includes 240,125 shares owned by the Robert S. Ferrell Trust, of which Robert S. Ferrell is the sole trustee, and 180,312 shares owned by the Ann R. Ferrell Trust, of which Ann R. Ferrell is the sole trustee. Robert S. Ferrell is the spouse of Ann R. Ferrell. Includes 600 shares owned individually by Ann R. Ferrell.
(7) Includes 47,927 shares which are owned jointly by Mr. Nixon and his spouse. Also includes 115,817 shares subject to currently exercisable options and 49,522 shares which are held by Lois Joan
         Nixon Trust.
(8)      Represents shares subject to currently exercisable options.
(9)      Shares are owned by The March Family Trust, of which Dr.
         March and his spouse are trustees.
(10) Includes 3,920 shares subject to currently exercisable options and 2,500 shares owned by Mr. van Tijn's spouse.
(11)     Includes 14,000 shares subject to currently exercisable options.
(12)     Includes 2,940 shares subject to currently exercisable options.

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

REORGANIZATION WITH SUN HYDRAULIK HOLDINGS LIMITED

         Immediately prior to the Company's initial public offering of Common Stock in January, 1997, the Company effected a 9.903732627 for 1 stock split of its capital stock. The Company at the same time acquired all of the outstanding shares of capital stock of Sun Hydraulik Holdings Limited, a private limited company organized under the Laws of England and Wales ("SHHL"), pursuant to an exchange offer made by the Company to all of the stockholders of SHHL (the "Reorganization"). Pursuant to the terms of the exchange offer, the Company issued 1.17013 shares of Common Stock (for a total of 374,810 shares of Common Stock) and $0.16 in cash for each share of stock of SHHL acquired by it. No registration rights were granted to the SHHL stockholders, and the shares of the Company's Common Stock issued to them in the Reorganization are "restricted securities" under the Securities Act of 1933.

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

SUNOPTECH, LTD.

         In October 1995, the Company contributed certain intangible assets to SunOpTech, Ltd. ("SunOpTech"), a limited partnership formed to further the development of manufacturing software. In January 1996, the Company distributed to its stockholders the 65% limited partnership interest in SunOpTech which it received in exchange for the contributed intangible assets. Robert E. Koski owns 51% of the common stock of the general partnership of SunOpTech, and Messrs. Koski and Clyde G. Nixonand is a are members of the Bboard of Ddirectors of the general partnership. The Company currently has no ownership interest in SunOpTech.

         The Company entered into a contract with SunOpTech for a 35-month term beginning November 1995, for the development of computer software and computer support to the Company. The Company will pay approximately $1,000,000 over the contract term, provide office space and equipment and reimburse SunOpTech for reasonable expenses related to the software development. During 1997, the Company paid fees of $317,000 and expenses of $291,000 under the agreement, and provided certain administrative support to SunOpTech at no charge. The software is is being utilized in the Company's plants in Sarasota and Germany. Under its agreement with SunOpTech, the Company has a perpetual, nonexclusive license to use the software, as well as any future enhancements, without charge other than the development and support fees to be provided during the 35-month term of the agreement.

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

ATLAS FLUID COMPONENTS COMPANY, INC.

         Arthur B. Bodley, a Director of the Company, is the President, Chief Executive Officer and controlling stockholder of Atlas Fluid Components Company, Inc. ("Atlas"), a fluid power distributorship in Akron, Ohio, that purchases and sells the Company's products pursuant to one of the Company's standard distributor agreements. Atlas purchased approximately $1.3 million $1.1 million and $0.9 million of products from the Company in fiscal 1995, 1996, 1997, respectively.

                                    PART IV

                     ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   The following financial statements are included in Part II, Item 8:

         Report of Independent Certified Public Accountants                      30

         Consolidated Balance Sheets as of December 31, 1996 and 1997            31

         Consolidated Statements of Income for the years ended
          December 31, 1995, 1996, and 1997                                      32

         Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1995, 1996, and 1997                                      33

         Consolidated Statements of Cash Flows for the years ended
          December 31, 1995, 1996, and 1997                                      34

         Notes to Consolidated Financial Statements                              35

    2. All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto or the schedule is not required or inapplicable under the related instructions.

    3.   Exhibits:


EXHIBIT
NUMBER                     EXHIBIT DESCRIPTION
3.1    Amended and Restated Articles of Incorporation of the Company
       (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on December
       19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2    Amended and Restated Bylaws of the Company (previously filed as Exhibit
       3.2 in the Pre-Effective Amendment No. 4 to the Company's Registration
       Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.1    Revolving Credit Agreement, dated March 9, 1992, between Sun Hydraulics
         Corporation and Northern Trust Bank of Florida/Sarasota, N.A.
         (previously filed as Exhibit 4.1 in the Company's Registration
         Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.2    Modification Agreement, dated March 25, 1993, amending Revolving Credit
         Agreement dated March 9, 1992, between Sun Hydraulics Corporation and
         Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.2 in the Company's Registration Statement on Form S-1 filed on October
         15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.3 Second Modification to Revolving Credit Agreement, dated May __, 1995, between Sun Hydraulics Corporation and Northern Trust Bank of Florida,
         N.A. (previously filed as Exhibit 4.3 in the Company's Registration
         Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.4 Revolving Line of Credit Renewal Note, dated May __, 1995, in the amount of $1,700,000.00 given by Sun Hydraulics Corporation to Northern
         Trust Bank of Florida, N.A. (previously filed as Exhibit 4.4 in the
         Company's Registration Statement on Form S-1 filed on October 15, 1996
         (File No. 333-14183) and incorporated herein by reference).

  4.5    Mortgage and Security Agreement, dated January 9, 1992, between
         Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of
         Florida, N.A. (previously filed as Exhibit 4.5 in the Company's
         Registration Statement on Form S-1 filed on October 15, 1996 (File No.
         333-14183) and incorporated herein by reference).

  4.6    Loan Agreement, dated March 29, 1996, between Suninco, Inc., Sun
         Hydraulics Corporation, and Northern Trust Bank of Florida, N.A.
         (previously filed as Exhibit 4.6 in the Company's Registration
         Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.7    Security Agreement, dated March 29, 1996, between Suninco, Inc., Sun
         Hydraulics Corporation, and Northern Trust Bank of Florida, N.A.
         (previously filed as Exhibit 4.7 in the Company's Registration
         Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.8 Modification and Additional Advance Agreement, dated March 29, 1996, between Suninco, Inc. and Northern Trust Bank of Florida, N.A.
         (previously filed as Exhibit 4.8 in the Company's Registration
         Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.9    Consolidated Note, dated March 29, 1996, in the amount of
         $2,475,000.00, given by Suninco, Inc. to Northern Trust Bank of
         Florida, N.A. (previously filed as Exhibit 4.9 in the Company's
         Registration Statement on Form S-1 filed on October 15, 1996 (File No.
         333-14183) and incorporated herein by reference).

 4.10 Loan Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit
         4.10 in the Company's Registration Statement on Form S-1 filed on
         October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

 4.11    Security Agreement, dated May 20, 1996, between Sun Hydraulics
         Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.11 in the Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

 4.12 Consolidated Note, dated May 20, 1996, in the amount of $3,063,157.00, given by Sun Hydraulics Corporation to Northern Trust Bank of Florida,
         N.A. (previously filed as Exhibit 4.12 in the Company's Registration
         Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

 4.13    Loan Agreement, dated June 14, 1996, between Sun Hydraulics
         Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A.
         (previously filed as Exhibit 4.13 in the Company's Registration
         Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

 4.14    Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation,
         Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company's Registration Statement on Form
         S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

 4.15    Security Agreement, dated June 14, 1996, between Sun Hydraulics
         Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.15 in the Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

 4.16 Promissory Note, dated June 14, 1996, in the amount of $6,187,000.00, given by Sun Hydraulics Corporation and Suninco, Inc. to Northern Trust
         Bank of Florida, N.A. (previously filed as Exhibit 4.16 in the
         Company's Registration Statement on Form S-1 filed on October 15, 1996
         (File No. 333-14183) and incorporated herein by reference).

 4.17 Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of (pound)800,000, between Sun Hydraulics Ltd. and Lloyds Bank
         Plc. (previously filed as Exhibit 4.17 in the Company's Registration
         Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

 4.18 Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed (pound)250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the Company's
         Registration Statement on Form S-1 filed on October 15, 1996 (File No.
         333-14183) and incorporated herein by reference).

 4.19    Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner
         Bank (previously filed as Exhibit 4.19 in the Company's Registration
         Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

 4.20 Amendment to Recommended Offer by Sun Hydraulics Corporation to acquire the whole of the issued share capital of Sun Hydraulik Holdings
         Limited, dated December 17, 1996 (previously filed as Exhibit 2.1 in the Pre-Effective Amendment No. 4 to the Company's Registration
         Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

 4.21 Master Note, dated February 3, 1997, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit
         4.21 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1996 and incorporated herein by reference).

10.1    Form of Distributor Agreement (Domestic) (previously filed as Exhibit
        10.1 in the Company's Registration Statement on Form S-1 filed on
        October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2    Form of Distributor Agreement (International) (previously filed as
        Exhibit 10.2 in the Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3+   1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as
        Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company's
        Registration Statement on Form S-1 filed on December 19, 1996 (File No.
        333-14183) and incorporated herein by reference).

10.4+ Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company's Registration
        Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).Amendment No. 1 to 1996 Stock
        Option Plan (previously filed as Exhibit 10.4 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.5+ Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company's Registration
        Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

11.1    Statement regarding Computation of Earnings Per Share.

21.1 Subsidiaries of the Company (previously filed as Exhibit 21 in the Company's Annual Report on Form 10-K for the year ended December 31,
        1996 and incorporated herein by reference). Subsidiaries of the Company.

23.1    Consent of Independent Certified Public Accountants.

27.1 Financial Data Schedule for year ended December 31, 1997 (for SEC purposes only).


+  Executive management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

     Report on Form 8-K dated December 19, 1997, announcing a $0.035 per share dividend on its common stock payable on January 15, 1998, to shareholders of record on December 31, 1997.

(c) Exhibits -- The Exhibits listed in Item 14(a)(3) of this report are filed with this Form 10-K.
(d)  Financial Statement Schedules -- None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 25, 1998.

                                    SUN HYDRAULICS CORPORATION


                                    By:  /s/ Clyde G. Nixon
                                         ------------------
                                         Clyde G. Nixon, President and
                                         Chief Executive Officer


         Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1998.

Signature                                                Title
--------------------------------------------------------------------------------
/s/ Robert E. Koski
-------------------
Robert E. Koski                              Chairman of the Board of Directors

/s/ Clyde G. Nixon                           President, Chief Executive Officer
------------------                           and Director
Clyde G. Nixon

/s/ Richard J. Dobbyn                        Chief Financial Officer (Principal
---------------------                        Financial and Accounting Officer)
Richard J. Dobbyn

/s/ Arthur B. Bodley                         Director
--------------------
Arthur B. Bodley

/s/ James G. March                           Director
------------------
James G. March

/s/ Taco van Tijn                            Director
-----------------
Taco van Tijn

/s/ David N. Wormley                         Director
--------------------
David N. Wormley

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      EXHIBIT DESCRIPTION
3.1    Amended and Restated Articles of Incorporation of the Company
       (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on December
       19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2    Amended and Restated Bylaws of the Company (previously filed as Exhibit
       3.2 in the Pre-Effective Amendment No. 4 to the Company's Registration
       Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

4.1    Revolving Credit Agreement, dated March 9, 1992, between Sun Hydraulics
       Corporation and Northern Trust Bank of Florida/Sarasota, N.A.
       (previously filed as Exhibit 4.1 in the Company's Registration
       Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.2    Modification Agreement, dated March 25, 1993, amending Revolving Credit
       Agreement dated March 9, 1992, between Sun Hydraulics Corporation and
       Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.2 in the Company's Registration Statement on Form S-1 filed on October
       15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.3 Second Modification to Revolving Credit Agreement, dated May __, 1995, between Sun Hydraulics Corporation and Northern Trust Bank of Florida,
       N.A. (previously filed as Exhibit 4.3 in the Company's Registration
       Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.4 Revolving Line of Credit Renewal Note, dated May __, 1995, in the amount of $1,700,000.00 given by Sun Hydraulics Corporation to Northern
       Trust Bank of Florida, N.A. (previously filed as Exhibit 4.4 in the
       Company's Registration Statement on Form S-1 filed on October 15, 1996
       (File No. 333-14183) and incorporated herein by reference).

4.5    Mortgage and Security Agreement, dated January 9, 1992, between
       Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of
       Florida, N.A. (previously filed as Exhibit 4.5 in the Company's
       Registration Statement on Form S-1 filed on October 15, 1996 (File No.
       333-14183) and incorporated herein by reference).


4.6    Loan Agreement, dated March 29, 1996, between Suninco, Inc., Sun
       Hydraulics Corporation, and Northern Trust Bank of Florida, N.A.
       (previously filed as Exhibit 4.6 in the Company's Registration
       Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.7    Security Agreement, dated March 29, 1996, between Suninco, Inc., Sun
       Hydraulics Corporation, and Northern Trust Bank of Florida, N.A.
       (previously filed as Exhibit 4.7 in the Company's Registration
       Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.8 Modification and Additional Advance Agreement, dated March 29, 1996, between Suninco, Inc. and Northern Trust Bank of Florida, N.A.
       (previously filed as Exhibit 4.8 in the Company's Registration
       Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.9    Consolidated Note, dated March 29, 1996, in the amount of
       $2,475,000.00, given by Suninco, Inc. to Northern Trust Bank of
       Florida, N.A. (previously filed as Exhibit 4.9 in the Company's
       Registration Statement on Form S-1 filed on October 15, 1996 (File No.
       333-14183) and incorporated herein by reference).

4.10 Loan Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit
       4.10 in the Company's Registration Statement on Form S-1 filed on
       October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.11   Security Agreement, dated May 20, 1996, between Sun Hydraulics
       Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.11 in the Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.12 Consolidated Note, dated May 20, 1996, in the amount of $3,063,157.00, given by Sun Hydraulics Corporation to Northern Trust Bank of Florida,
       N.A. (previously filed as Exhibit 4.12 in the Company's Registration
       Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.13    Loan Agreement, dated June 14, 1996, between Sun Hydraulics
        Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A.
        (previously filed as Exhibit 4.13 in the Company's Registration
        Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.14    Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation,
        Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company's Registration Statement on Form
        S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.15    Security Agreement, dated June 14, 1996, between Sun Hydraulics
        Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.15 in the Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.16 Promissory Note, dated June 14, 1996, in the amount of $6,187,000.00, given by Sun Hydraulics Corporation and Suninco, Inc. to Northern Trust
        Bank of Florida, N.A. (previously filed as Exhibit 4.16 in the
        Company's Registration Statement on Form S-1 filed on October 15, 1996
        (File No. 333-14183) and incorporated herein by reference).

4.17 Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of (pound)800,000, between Sun Hydraulics Ltd. and Lloyds Bank
        Plc. (previously filed as Exhibit 4.17 in the Company's Registration
        Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.18 Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed (pound)250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the Company's
        Registration Statement on Form S-1 filed on October 15, 1996 (File No.
        333-14183) and incorporated herein by reference).

4.19    Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner
        Bank (previously filed as Exhibit 4.19 in the Company's Registration
        Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.20 Amendment to Recommended Offer by Sun Hydraulics Corporation to acquire the whole of the issued share capital of Sun Hydraulik Holdings
        Limited, dated December 17, 1996 (previously filed as Exhibit 2.1 in the Pre-Effective Amendment No. 4 to the Company's Registration
        Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

4.21 Master Note, dated February 3, 1997, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit
        4.21 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1996 and incorporated herein by reference).

10.1    Form of Distributor Agreement (Domestic) (previously filed as Exhibit
        10.1 in the Company's Registration Statement on Form S-1 filed on
        October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2    Form of Distributor Agreement (International) (previously filed as
        Exhibit 10.2 in the Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3+   1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as
        Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company's
        Registration Statement on Form S-1 filed on December 19, 1996 (File No.
        333-14183) and incorporated herein by reference).

10.4+   Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit
        10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.5+ Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company's Registration
        Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

21.1 Subsidiaries of the Company (previously filed as Exhibit 21 in the Company's Annual Report on Form 10-K for the year ended December 31,
        1996 and incorporated herein by reference).

23.1    Consent of Independent Certified Public Accountants.

 27.1 Financial Data Schedule for year ended December 31, 1997 (for SEC purposes only).


+  Executive management contract or compensatory plan or arrangement.