Form 10-Q
period 1998-03-31
SUN HYDRAULICS CORP
filed 1998-05-15
CIK 1024795

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998         Commission file number 0-21835



                         SUN HYDRAULICS CORPORATION
--------------------------------------------------------------------------------
           (Exact Name of Registration as Specified in its Charter)


                   FLORIDA                                      59-2754337
            ------------------------                      ----------------------
          (State or Other Jurisdiction of                    (I.R.S. Employer
           Incorporation or Organization)                  Identification No.)

            1500 WEST UNIVERSITY PARKWAY
                SARASOTA, FLORIDA                                34243
          -------------------------------                    ---------------
    (Address of Principal Executive Offices)                   (Zip Code)

                                  941/362-1200
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]  No [   ]

    The Registrant had 6,345,922 shares of common stock, par value $.001, outstanding as of May 11, 1998.

                           Sun Hydraulics Corporation
                                     INDEX
                   For the first quarter ended March 31, 1998

                                                                                          Page
                                                                                         -------
PART I.  FINANCIAL INFORMATION

    Item 1.      Financial Statements

         Consolidated Balance Sheets as of March 31, 1998 (unaudited)
             and December 31, 1997                                                            3

         Consolidated Statements of Income for the
             Three Months Ended March 31, 1998 and 1997 (unaudited)                           4

         Consolidated Statement of Changes in Shareholders' Equity for the
             Three Months Ended March 31, 1998 (unaudited) and the Year
             Ended December 31, 1997                                                          5

         Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 1998 and 1997 (unaudited)                   6

         Notes to Consolidated Financial Statements                                           7

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                               11

                 Forward Looking Information                                                 14

PART II.     OTHER INFORMATION                                                               16

    Item 1.      Legal Proceedings

    Item 2.      Changes in Securities

    Item 3.      Defaults Upon Senior Securities

    Item 4.      Submission of Matters to a Vote of Security Holders

    Item 5.      Other Information

    Item 6.      Exhibits and Reports on Form 8-K


                         PART I:  FINANCIAL INFORMATION
                                        Item 1.

SUN HYDRAULICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                MARCH 31,       DECEMBER 31,
                                                                  1998             1997
                                                              (UNAUDITED)
                          ASSETS
Current assets:
   Cash and cash equivalents                                 $      2,967      $      1,249
   Accounts receivable, net of allowance for
     doubtful accounts of $44 and $47                               6,175             4,558
   Inventories                                                      6,503             6,775
   Other current assets                                               732               932
                                                             ------------      ------------

        Total current assets                                       16,377            13,514

Property, plant and equipment, net                                 40,183            39,789
Other assets                                                          113                86
                                                             ------------      ------------

        Total assets                                         $     56,673      $     53,389
                                                             ============      ============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $      3,130      $      2,847
   Accrued expenses and other liabilities                           2,039             2,174
   Long-term debt due within one year                               1,837             1,035
   Notes payable to related parties due within one year               785               757
   Dividends payable                                                  253               221
   Income taxes payable                                             1,245               380
                                                             ------------      ------------

        Total current liabilities                                   9,289             7,414

Long-term debt due after one year                                   6,688             6,620
Notes payable to related parties due after one year                   945             1,152
Deferred income taxes                                               3,213             3,203
                                                             ------------      ------------

        Total liabilities                                          20,135            18,389
                                                             ------------      ------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock                                                      -                 -
   Common stock (Note 3)                                                6                 6
   Capital in excess of par value                                  24,175            24,163
   Retained earnings                                               12,119            10,732
   Equity adjustment for foreign currency translation                 238                99
                                                             ------------      ------------

        Total shareholders' equity                                 36,538            35,000
                                                             ------------      ------------

        Total liabilities and shareholders' equity           $     56,673      $     53,389
                                                             ============      ============

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                  (UNAUDITED)
                                                            1998               1997
                                                            ----               ----
NET SALES                                          $        19,133      $      14,599

Cost of sales                                               13,347             10,202
                                                   ---------------      --------------

GROSS PROFIT                                                 5,786              4,397

Selling, engineering and
 administrative expenses                                     3,014              2,717
                                                   ---------------      -------------

OPERATING INCOME                                             2,772              1,680

Interest expense                                               260                152
Miscellaneous expense (income)                                  43                (58)
                                                   ---------------      -------------

INCOME BEFORE INCOME TAXES                                   2,469              1,586

Income tax provision                                           829                568
                                                   ---------------      -------------

NET INCOME                                         $         1,640      $       1,018
                                                   ===============      =============

BASIC NET INCOME PER COMMON SHARE                  $          0.26      $        0.16

WEIGHTED AVERAGE SHARES OUTSTANDING                          6,325              6,300

DILUTED NET INCOME PER COMMON SHARE                $          0.25      $        0.16

WEIGHTED AVERAGE SHARES OUTSTANDING                          6,499              6,514


        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                               EQUITY
                                                                                             ADJUSTMENT
                                                                    CAPITAL IN               FOR FOREIGN
                                                     COMMON          EXCESS OF     RETAINED    CURRENCY
                                       SHARES         STOCK          PAR VALUE     EARNINGS  TRANSLATION     TOTAL
Balance, December 31, 1996            4,000,002      $   2,179    $      2,719     $ 17,450    $     49    $  22,397

Net proceeds from stock offering      2,300,000              2          19,250                                19,252
Distributions to shareholders                                                       (10,545)                 (10,545)
Dividends declared                                                                     (883)                    (883)
Net income                                                                            4,710                    4,710
Merger with Sun Holdings (Note 2)                       (2,175)          2,123                                   (52)
Exercise of stock options                22,000                             71                                    71
Adjustment for foreign
 currency translation                                                                                50           50
                                      ---------      ---------    ------------     --------    --------    ---------

Balance, December 31, 1997            6,322,002              6          24,163       10,732          99       35,000

Dividends declared                                                                     (253)                    (253)
Net income                                                                            1,640                    1,640
Exercise of stock options                 3,920                             12                                    12
Adjustment for foreign
 currency translation                                                                               139          139
                                      ---------      ---------    ------------     --------    --------    ---------

Balance, March 31, 1998 (unaudited)   6,325,922      $       6    $     24,175     $ 12,119    $    238    $  36,538
                                      =========      =========    ============     ========    ========    =========


        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                                (UNAUDITED)
                                                            1998             1997
                                                            ----             ----
Cash flows from operating activities:
   Net income                                          $   1,640        $   1,018
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                            1,127              990
   (Increase) decrease in:
     Accounts receivable                                  (1,617)          (1,368)
     Inventories                                             272             (284)
     Income tax receivable, net                                -              344
     Other current assets                                    200            1,034
     Other assets                                            (27)               -
   Increase (decrease) in:
     Accounts payable                                        283             (977)
     Accrued expenses and other liabilities                 (135)            (105)
     Income taxes payable, net                               875            1,054
     Other liabilities                                         -              (14)
                                                       ---------        ---------
       Net cash provided by operating activities           2,618            1,692
                                                       ---------        ---------

Cash flows from investing activities:
  Capital expenditures                                    (1,521)          (2,253)
  Proceeds from dispositions of equipment                      -                2
                                                       ---------        ----------
       Net cash used in investing activities              (1,521)          (2,251)
                                                       ---------        ---------

Cash flows from financing activities:
  Proceeds from debt                                       2,182            1,610
  Repayment of debt                                       (1,312)          (8,560)
  Repayment of notes payable to related parties             (179)            (155)
  Proceeds from exercise of stock options                     12                -
  Net proceeds from stock offering (Note 3)                    -           19,252
  Cash paid for Sun Holdings merger (Note 3)                   -              (52)
  Dividends to shareholders                                 (221)               -
  Distributions to shareholders                                            (9,954)
                                                       ---------        ---------
       Net cash provided by financing activities             482            2,141
                                                       ---------        ---------

Adjustment for foreign currency translation                  139              (63)
                                                       ---------        ---------
Net increase in cash and cash equivalents                  1,718            1,519
Cash and cash equivalents, beginning of period             1,249            1,038
                                                       ---------        ---------
Cash and cash equivalents, end of period               $   2,967        $   2,557
                                                       =========        =========

Supplemental disclosure of cash flow information:
  Cash paid (received) for:
Interest (including amounts capitalized)               $     265        $     400
                                                       =========        =========
Income taxes                                           $     (46)       $    (291)
                                                       =========        =========

   The accompanying Notes to the Consolidated Financial Statements are an
                 integral part of these financial statements.

                          SUN HYDRAULICS CORPORATION
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands except per share data)

1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed by Sun Hydraulics Corporation (the "Company") with the Securities and Exchange Commission on March 30, 1998.

2.  BUSINESS

    Sun Hydraulics Corporation and its wholly-owned subsidiary design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom and Germany. Sun Hydraulics Corporation ("Sun Hydraulics"), located in Sarasota, Florida, designs, manufactures and sells through independent distributors in the United States. Sun Hydraulik Holdings Limited ("Sun Holdings"), a wholly-owned subsidiary of the Company, was formed to provide a holding company vehicle for the European market operations. Its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, "Sun Ltd.") and Sun Hydraulik GmbH (a German corporation, "GmbH"). Sun Ltd. was originally formed in 1985 and operates a manufacturing and distribution facility located in Coventry, England. GmbH was incorporated on January 1, 1991, to market the Company's products in German-speaking European markets.

3.  REORGANIZATION AND INITIAL PUBLIC OFFERING

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

    The $19,252 of net proceeds from the IPO were used as follows: an S Corporation distribution of $9,446, representing 90% of the total distribution of $10,545, $7,676 was paid to extinguish debt, $1,000 was paid to reduce the mortgage on the manifold facility, and $1,130 was retained as working capital.

    The Company has 20,000,000 authorized shares of common stock, par value $0.001, with 6,325,922 shares outstanding at March 31, 1998. The Company also has 2,000,000 authorized shares of preferred stock, par value $0.001, with no shares outstanding.

4.  EARNINGS PER SHARE

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

5.  INVENTORIES (in thousands)

                                                               March 31,              December 31,
                                                                  1998                    1997
                                                               (unaudited)
         Raw materials                                        $      184                 $   214
         Work in process                                           4,576                   4,348
         Finished goods                                            1,743                   2,213
                                                               ---------                 -------
                                                              $    6,503                 $ 6,775
                                                              ==========                 =======


6.  LONG-TERM DEBT (in thousands)

                                                                      March 31,               December 31,
                                                                        1998                     1997
                                                                    (unaudited)
Lines of credit agreements                                          $     1,696                $       666

Mortgage note payable-U.S. Manifold facility                              4,953                      4,990

Mortgage note payable-German facility                                     1,876                      1,999
                                                                    -----------                -----------
                                                                          8,525                      7,655
Less amounts due within one year                                         (1,837)                    (1,035)
                                                                    -----------                -----------
                                                                    $     6,688                $     6,620
                                                                    ===========                ===========


    The Company has three revolving lines of credit; one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

    The United States had a $1,700 revolving credit agreement, secured by all inventory and accounts receivable, bearing interest at the lender's prime rate with a maturity date of March 1, 1997. In February 1997, the Company negotiated a one-year, unsecured revolving credit facility to replace the $1,700 revolving credit agreement. The new credit facility provides for a maximum availability of $10,000, payable on demand at the lender's prime rate of interest. There are no debt covenants related to this facility. In February 1998, the Company renegotiated this unsecured credit facility with a term of one year and an interest rate equal to the bank lender's prime rate less 1%, or LIBOR plus 1.9% for predetermined periods of time at the Company's option. At March 31, 1998, $1,650 was outstanding under this credit facility.

    In England, the Company has a $1,200 line of credit, denominated in British pounds, which bears interest at a floating rate equal to 2.25% over the bank's base rate and is a demand note. At March 31, 1998 there was no balance outstanding on this credit facility.

    The German line of credit is a demand note denominated in German Marks with interest payable at the lender's prime rate. At March 31, 1998, $46 was outstanding under this credit facility.

    A 10-year mortgage note of $6,187 was obtained at a fixed interest rate of 8.25% for construction of the manifold facility. Terms on the construction note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year mortgage note with a 15-year amortization schedule. The Company applied $1,000 of the IPO proceeds toward repayment of this note. In March 1998, this mortgage note was renegotiated to an interest rate of 7.875%. Terms are monthly principal and interest payments of $43 for 8.25 years with remaining principal due July 1, 2006.

    In May 1996, the Company obtained a mortgage loan of approximately $2,400, denominated in German marks, for the new facility in Erkelenz, Germany. The loan has a term of 12 years and bears interest at 6.47%. At March 31, 1998, $1,876 was outstanding under this credit facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a leading designer and manufacturer of high-performance, screw-in hydraulic cartridge valves and manifolds which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through independent distributors.

    Demand for the first quarter was substantially the same as the record first quarter of 1997, despite a sharp drop in demand in Asia. Management believes distributors in Asia are adjusting their inventories to an anticipated lower level of activity. Demand in all other major market areas was equal to or greater than the first quarter of 1997. Distributor inventories in the United States increased over 20% since the first of the year. Although this increase is significant, when stated in the number of inventory turns, it is generally in line with historical trends. At the current demand levels and recent production rates, management believes a leveling off of net sales will occur in the near term.

    Customer delivery times improved during the first quarter of 1998, and the published production lead times for many types of products were reduced. However, management believes that the Company's responses to customer's product delivery requests are still not satisfactory. As a result, the Company continues to view the improvement of product availability as its major challenge.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

    Net sales increased 31.1%, or $4.5 million to $19.1 million in the three month period ended March 31, 1998, compared to $14.6 million in the three month period ended March 31, 1997. Domestic net sales increased 39.6% or $3.7 million to $13.1 million in the three month period ended March 31, 1998. This increase reflected strength in both the mobile and industrial equipment sectors of the fluid power industry, and the Company's ability to continue to increase production.

    International net sales increased 16.0%, or $0.8 million to $6.1 million in the three month period ended March 31, 1998. European net sales increased 27.0% and sales to Asia decreased 16.3%.

    Gross profit increased 31.6% or $1.4 million to $5.8 million in the three month period ended March 31, 1998, compared to $4.4 million in the three month period ended March 31, 1997. This increase primarily was related to the increase in net sales. Gross profit as a percentage of net sales was 30.2% in the three month period ended March 31, 1998, compared to 30.1% in the three month period ended March 31, 1997. The favorable effects of fixed cost absorption by higher net sales were offset by unfavorable product mix and material cost increases. The change in product mix was due to the increased sales of high volume, lower margin, products produced in the recently completed cellular production operation in the United States cartridge plant. Material cost increases relate to product design improvements and the outsourcing of parts to help improve product delivery times.

    Selling, engineering and administrative expenses increased 10.9% or $0.3 million to $3.0 million in the three month period ended March 31, 1998, compared to $2.7 million in the three month period ended March 31, 1997. This increase was due to additional personnel and expenses now required in the new manifold plant in the United States, and new system implementation costs in the United Kingdom. Selling, engineering and administrative expenses as a percentage of net sales decreased to 15.8% this quarter from 18.6% in the same quarter last year.

    Interest expense was $0.3 million for the three month period ended March 31, 1998, an increase of $0.1 million compared to the three month period ended
March 31, 1997. This increase is due to increased debt related to the completion of the new plants in Germany and the United States subsequent to the first quarter of 1997 and working capital financing required during the first quarter of 1998. Miscellaneous expense for the period ended March 31, 1998, consists primarily of currency exchange losses in the United Kingdom, partially offset by interest income in the United States. Interest income for the first quarter of 1998 was lower than the first quarter of 1997, due to the temporary investment of IPO proceeds in 1997.

    The provision for income taxes in the three month period ended March 31, 1998, was 33.6% of pretax income compared to 35.8% of pretax income in the three month period ended March 31, 1997. This decrease in rate is primarily due to the change in mix of pretax income among the Company's three operating units in Germany, the United Kingdom and the United States.

    Net income for the three month period ended March 31, 1998, increased to $1.6 million representing 8.6% of net sales compared to $1.0 million, representing 7.0% for the three month period ended March 31, 1997.

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

    At March 31, 1998, the Company had working capital of $7.1 million. Cash flow from operations for the three months ended March 31, 1998, was $2.6 million compared to $1.7 million for the three months ended March 31, 1997. Approximately, $0.6 million of the $0.9 million increase in cash flow from operations was related to the increase in net income.

    Capital expenditures for the three months ended March 31, 1998, were $1.5 million, primarily for machinery and equipment. This compares with $2.3 million spent on capital in the three months ended March 31, 1997, $1.2 million of which was for machinery and equipment and $1.1 million to complete the new facilities in Germany and the United States.

    The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

    In February 1998, the Company renegotiated its one-year, unsecured revolving credit facility in the United States. The credit facility provides for a maximum availability of $10.0 million, payable on demand and does not contain any debt covenants. The interest rate is equal to the bank lender's prime rate less 1%, or LIBOR plus 1.9% for predetermined periods of time, at the Company's option. At March 31, 1998, there was $1.7 million outstanding under this credit facility.

    A 10-year mortgage note of $6.1 million was issued by the Company in May 1996, which bears interest at a fixed rate of 8.25% for construction of the new manifold facility in Sarasota, Florida. Terms on the new mortgage note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year note with a 15-year amortization schedule. In March 1998, this mortgage note was renegotiated to an interest rate of 7.875%. Terms are monthly principal and interest payments for 8.25 years with remaining principal due July 1, 2006. At March 31, 1998, $5.0 million was outstanding on this facility.

    In addition, the Company has notes payable to former stockholders, which bear interest at a weighted rate of 15%, and which have terms ranging from three to five years. These notes were issued by the Company in 1989 and 1990, in connection with the repurchase of shares of common stock from the former shareholders, and do not allow for prepayment by the Company. At March 31, 1998, $1.7 million was outstanding under these notes.

    The Company has submitted a business interruption insurance claim of $2.3 million to its insurance carrier. The claim is related to a fire in the manifold plant in the United States which occurred while the plant was under construction. The Company believes that this fire delayed the opening of the new plant which, in turn, delayed the rearrangement of the cartridge operation and the creation of the cellular production for high volume models. The validity and amount of the claim continue to be evaluated by the Company's insurance carrier. No amounts have been recorded related to this claim in the Company's financial statements.

    The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.

    The Company declared a quarterly dividend of $0.04 per share to shareholders of record on March 31, 1998, which was paid on April 15, 1998.

YEAR 2000

    Management believes that the computer systems in three of the Company's four locations currently are capable of processing data related to the year 2000. The systems in the United States cartridge plant are not capable of properly processing year 2000 data. The Company plans to replace the current system in time to meet year 2000 requirements. The implementation process for this new system began in the first quarter of 1998. The new system cost is not expected to significantly impact the results of operations. As with any new system implementation, there can be no assurance that the conversion will not significantly impact operations. Also, there can be no assurance that the systems of other companies on which the Company relies will be timely converted or that any such failure to convert by another company will not have an adverse effect on the Company's operations.

SEASONALITY AND INFLATION

    The Company does not believe that inflation had a material effect on its operations for the three months ended March 31, 1998 and March 31, 1997. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

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

      Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company's products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and
(vi) changes relating to the Company's international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Risk Factors" in the Form S-1 Registration Statement and Prospectus for the Company's initial public offering, and "Business" in the Company's Form 10-K for the year ended December 31, 1997. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings.
     None.

Item 2.   Changes in Securities.
     None.

Item 3.   Defaults upon Senior Securities.
     None.

Item 4.   Submission of Matters to a Vote of Security Holders.
     None.

Item 5.   Other Information.
     None.

Item 6.   Exhibits and Reports on Form 8-K
     (a)  Exhibits:



   EXHIBIT                                       EXHIBIT DESCRIPTION
    NUMBER                                       -------------------
    ------
          3.1  Amended and Restated Articles of Incorporation of the Company (previously filed as
               Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company's Registration
               Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

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

          4.8  Modification and Additional Advance Agreement, dated March 29, 1996, between Suninco,
               Inc. and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.8 in the
               Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
               14183) and incorporated herein by reference).

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


         4.11  Security Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and
               Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.11 in the
               Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
               14183) and incorporated herein by reference).

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

         4.14  Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and
               Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the
               Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
               14183) and incorporated herein by reference).

         4.15  Security Agreement, dated June 14, 1996, between Sun Hydraulics Corporation and
               Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.15 in the
               Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
               14183) and incorporated herein by reference).

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

         4.22  Renewal Master Note, dated February 3, 1998, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A.

         4.23  Modification Agreement, dated March 1, 1998, between the Company and Northern Trust Bank of Florida, N.A.

         4.24  Modification Note, dated March 1, 1998, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A.

        10.1   Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the
               Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
               14183) and incorporated herein by reference).

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

        10.5+  Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-
               Effective Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

        27.1   Financial Data Schedule for quarter ended March 31, 1998 (for SEC purposes only)

  +  Executive management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K.

          Report on Form 8-K dated March 5, 1998, announcing year end and fourth quarter results, as well as a $0.04 per share dividend on its common stock payable on April 15, 1998, to shareholders of record on March 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 13, 1998.

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

          4.1  Revolving Credit Agreement, dated March 9, 1992, between Sun Hydraulics Corporation and
               Northern Trust Bank of Florida/Sarasota, N.A. (previously filed as Exhibit 4.1 in the
               Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
               14183) and incorporated herein by reference).

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

         4.8   Modification and Additional Advance Agreement, dated March 29, 1996, between Suninco,
               Inc. and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.8 in the
               Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
               14183) and incorporated herein by reference).

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

         4.13  Loan Agreement, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.13 in the
               Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
               14183) and incorporated herein by reference).

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

         4.22  Renewal Master Note, dated February 3, 1998, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A.

         4.23  Modification Agreement, dated March 1, 1998, between the Company and Northern Trust Bank of Florida, N.A.

         4.24  Modification Note, dated March 1, 1998, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A.

        10.1   Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the
               Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
               14183) and incorporated herein by reference).



        10.2   Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the
               Company's Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-
               14183) and incorporated herein by reference).

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

        10.5+  Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-
               Effective Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on
               December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

        27.1   Financial Data Schedule for quarter ended March 31, 1998 (for SEC purposes only).



  +  Executive management contract or compensatory plan or arrangement.