Form 10-Q
period 1998-06-30
SUN HYDRAULICS CORP
filed 1998-08-11
CIK 1024795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998      Commission file number 0-21835

                           SUN HYDRAULICS CORPORATION
            (Exact Name of Registration as Specified in its Charter)

-------------------------------------------------------------------------------

                   FLORIDA                                      59-2754337
               ---------------                             -------------------
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

         1500 WEST UNIVERSITY PARKWAY
              SARASOTA, FLORIDA                                    34243
  ---------------------------------------                        ----------
  (Address of Principal Executive Offices)                       (Zip Code)

                                  941/362-1200
                                ----------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ X ]  No [  ]

     The Registrant had 6,350,922 shares of common stock, par value $.001, outstanding as of August 10, 1998.

                           Sun Hydraulics Corporation
                                     INDEX
                   For the second quarter ended June 30, 1998

                                                                                   Page
                                                                                   ----

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Consolidated Balance Sheets as of June 30, 1998 (unaudited)
              and December 31, 1997                                                  3

         Consolidated Statements of Income for the
              Three Months Ended June 30, 1998 and 1997 (unaudited)                  4

         Consolidated Statements of Income for the
              Six Months Ended June 30, 1998 and 1997 (unaudited)                    5

         Consolidated Statement of Changes in Shareholders' Equity for the Six
              Months Ended June 30, 1998 (unaudited) and the Year Ended
              December 31, 1997                                                      6

         Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 1998 and 1997 (unaudited)            7

         Notes to Consolidated Financial Statements                                  8

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                     11

                  Forward Looking Information                                       16

PART II. OTHER INFORMATION                                                          18

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

     Item 4.      Submission of Matters to a Vote of Security Holders

     Item 5.      Other Information

     Item 6.      Exhibits and Reports on Form 8-K

                        PART I: FINANCIAL INFORMATION
                                   Item 1.
SUN HYDRAULICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                    JUNE 30,         DECEMBER 31,
                                                                      1998               1997
                                                                  (UNAUDITED)

        ASSETS
Current assets:
   Cash and cash equivalents                                    $      3,314      $       1,249
   Accounts receivable, net of allowance for
      doubtful accounts of $44 and $47                                 5,871              4,558
   Inventories                                                         7,113              6,775
   Other current assets                                                  814                932
                                                                ------------      -------------

        Total current assets                                          17,112             13,514

Property, plant and equipment, net                                    41,027             39,789
Other assets                                                             216                 86
                                                                ------------      -------------

        Total assets                                            $     58,355      $      53,389
                                                                ============      =============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $      2,667      $       2,847
   Accrued expenses and other liabilities                              2,394              2,174
   Long-term debt due within one year                                  3,342              1,035
   Notes payable to related parties due within one year                  814                757
   Dividends payable                                                     254                221
   Income taxes payable                                                  932                380
                                                                ------------      -------------

        Total current liabilities                                     10,403              7,414

Long-term debt due after one year                                      6,330              6,620
Notes payable to related parties due after one year                      730              1,152
Deferred income taxes                                                  3,212              3,203
                                                                ------------      -------------

        Total liabilities                                             20,675             18,389
                                                                ------------      -------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock                                                         -                  -
   Common stock (Note 3)                                                   6                  6
   Capital in excess of par value                                     24,244             24,163
   Retained earnings                                                  13,045             10,732
   Equity adjustment for foreign currency translation                    385                 99
                                                                ------------      -------------

        Total shareholders' equity                                    37,680             35,000
                                                                ------------      -------------

        Total liabilities and shareholders' equity              $     58,355      $      53,389
                                                                ============       ============


        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                              (UNAUDITED)
                                                        1998             1997
                                                        ----             ----


NET SALES                                            $    17,584      $  15,276

Cost of sales                                             12,599         10,444
                                                     -----------      ---------

GROSS PROFIT                                               4,985          4,832

Selling, engineering and
 administrative expenses                                   3,033          2,849
                                                     -----------      ---------

OPERATING INCOME                                           1,952          1,983

Interest expense                                             231            216
Miscellaneous expense (income)                               (45)            72
                                                     -----------      ---------

INCOME BEFORE INCOME TAXES                                 1,766          1,695

Income tax provision                                         586            616
                                                     -----------      ---------

NET INCOME                                           $     1,180      $   1,079
                                                     ===========      =========

BASIC NET INCOME PER COMMON SHARE                    $      0.19      $    0.17

WEIGHTED AVERAGE SHARES OUTSTANDING                        6,339          6,300

DILUTED NET INCOME PER COMMON SHARE                  $      0.18      $    0.17

WEIGHTED AVERAGE SHARES OUTSTANDING                        6,553          6,501



        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                             (UNAUDITED)
                                                        1998             1997
                                                        ----             ----
NET SALES                                            $   36,717      $   29,874

Cost of sales                                            25,946          20,646
                                                     ----------      ----------

GROSS PROFIT                                             10,771           9,228

Selling, engineering and
 administrative expenses                                  6,047           5,566
                                                     ----------      ----------

OPERATING INCOME                                          4,724           3,662

Interest expense                                            491             368
Miscellaneous expense (income)                               (2)             14
                                                     ----------      ----------

INCOME BEFORE INCOME TAXES                                4,235           3,280

Income tax provision                                      1,415           1,184
                                                     ----------      ----------

NET INCOME                                           $    2,820      $    2,096
                                                     ==========      ==========

BASIC NET INCOME PER COMMON SHARE                    $     0.45      $     0.33

WEIGHTED AVERAGE SHARES OUTSTANDING                       6,332           6,300

DILUTED NET INCOME PER COMMON SHARE                  $     0.43      $     0.32

WEIGHTED AVERAGE SHARES OUTSTANDING                       6,524           6,504


        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                                 EQUITY
                                                                                               ADJUSTMENT
                                                                     CAPITAL IN                FOR FOREIGN
                                                         COMMON      EXCESS OF    RETAINED      CURRENCY
                                          SHARES         STOCK       PAR VALUE    EARNINGS     TRANSLATION    TOTAL
Balance, December 31, 1996              4,000,002      $   2,179     $  2,719     $ 17,450     $      49    $  22,397

Net proceeds from stock offering        2,300,000              2       19,250                                  19,252
Distributions to shareholders                                                      (10,545)                   (10,545)
Dividends declared                                                                    (883)                      (883)
Net income                                                                           4,710                      4,710
Merger with Sun Holdings (Note 3)                         (2,175)       2,123                                     (52)
Exercise of stock options                  22,000                          71                                      71
Adjustment for foreign
 currency translation                                                                                 50           50
                                        ---------      ---------     --------     --------     ---------    ---------

Balance, December 31, 1997              6,322,002              6       24,163       10,732            99       35,000

Dividends declared                                                                    (507)                      (507)
Net income                                                                           2,820                      2,820
Exercise of stock options                  23,920                          81                                      81
Adjustment for foreign
 currency translation                                                                                286          286
                                        ---------      ---------     --------     --------     ---------    ---------

Balance, June 30, 1998 (unaudited)      6,345,922      $       6     $ 24,244     $ 13,045     $     385    $  37,680
                                        =========      =========     ========     ========     =========    =========


        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                   (UNAUDITED)
                                                             1998              1997
                                                             ----              ----

Cash flows from operating activities:
  Net income                                              $  2,820         $   2,096
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation                                           2,269             1,852
      (Increase) decrease in:
        Accounts receivable                                 (1,313)           (2,009)
        Inventories                                           (338)           (1,142)
        Other current assets                                   118               289
        Other assets                                          (130)            1,033
      Increase (decrease) in:
        Accounts payable                                      (180)             (769)
        Accrued expenses and other liabilities                 220               (38)
        Income taxes payable, net                              561               702
        Other liabilities                                        -               (20)
                                                            ------           -------
        Net cash provided by operating activities            4,027             1,994
                                                            ------           -------

Cash flows from investing activities:
   Capital expenditures                                     (3,629)           (3,566)
   Proceeds from dispositions of equipment                     122                 2
                                                           -------           -------
        Net cash used in investing activities               (3,507)           (3,564)
                                                           -------           -------

Cash flows from financing activities:
   Proceeds from debt                                        4,261             3,722
   Repayment of debt                                        (2,244)           (8,970)
   Repayment of notes payable to related parties              (365)             (316)
   Proceeds from exercise of stock options                      81                 -
   Net proceeds from stock offering (Note 3)                     -            19,252
   Cash paid for Sun Holdings merger (Note 3)                    -               (52)
   Dividends to shareholders                                  (474)                -
   Distributions to shareholders                                 -           (11,273)
                                                           -------           -------
        Net cash provided by financing activities            1,259             2,363
                                                           -------           -------

Adjustment for foreign currency translation                    286               (24)
                                                           -------           -------
Net increase in cash and cash equivalents                    2,065               769
Cash and cash equivalents, beginning of period               1,249             1,038
                                                           -------           -------
Cash and cash equivalents, end of period                  $  3,314         $   1,807
                                                          ========         =========

Supplemental disclosure of cash flow information:
  Cash paid for:
Interest (including amounts capitalized)                  $    496         $     616
                                                          ========         =========
Income taxes                                              $    854         $     482
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

2.   BUSINESS

     Sun Hydraulics Corporation, and its wholly-owned subsidiary, design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom and Germany. Sun Hydraulics Corporation ("Sun Hydraulics"), located in Sarasota, Florida, designs, manufactures and sells through independent distributors in the United States. Sun Hydraulik Holdings Limited ("Sun Holdings"), a wholly-owned subsidiary of the Company, was formed to provide a holding company vehicle for the European market operations, its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, "Sun Ltd.") and Sun Hydraulik GmbH (a German corporation, "GmbH"). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England. GmbH, located in Erkelenz, Germany, markets the Company's products in German-speaking European markets.

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

     The $19,252 of net proceeds from the IPO were used as follows: an S Corporation distribution of $9,446, representing 90% of the total distribution of $10,545 was made, $7,676 was paid to extinguish debt, $1,000 was paid to reduce the mortgage on the United States construction loan, and $1,130 was retained as working capital.

     The Company has 20,000,000 authorized shares of common stock, par value $0.001, with 6,345,922 shares outstanding at June 30, 1998. The Company also has 2,000,000 authorized shares of preferred stock, par value $0.001, with no shares outstanding.

4.   COMPREHENSIVE INCOME

     Effective in the first quarter ended March 31, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $3,010 and $2,081 for the six months ended June 30, 1998 and 1997, respectively. The difference between net income as reported and total comprehensive income is the tax effected change in the cumulative foreign currency translation adjustment.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

Segment Reporting

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." Under FAS 131 the basis for determining an enterprise's operating segments is the manner in which management operates the businesses. The statement is effective for fiscal years beginning after December 15, 1997 but does not require compliance with interim reporting requirements until the second year of implementation. The standard addresses disclosure issues and therefore will not affect the Company's financial position or results of operations.

Derivative Instruments And Hedging Activities

     The FASB has issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the Company's fiscal year beginning December 31, 1999. This Statement requires that derivative instruments be recognized as assets or liabilities and measured at fair value. The Company does not anticipate a material effect upon adoption of this standard.


Computer Software Development Costs

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidence for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate a material impact on its results of operations as a result of the adoption of SOP 98-1.

6.   LONG-TERM DEBT (in thousands)

                                                                           June 30,                   December 31,
                                                                             1998                         1997
                                                                         (unaudited)
Lines of credit agreements                                                $  3,054                     $   666

Mortgage note payable-U.S. manifold facility ("Manatee")                     4,925                       4,990
Mortgage note payable-German facility                                        1,693                       1,999
                                                                          --------                     -------
                                                                             9,672                       7,655
Less amounts due within one year                                            (3,342)                     (1,035)
                                                                          --------                     -------
                                                                          $  6,330                     $ 6,620
                                                                          ========                     =======


     The Company has three revolving lines of credit; one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

     The United States had a $1,700 revolving credit agreement, secured by all inventory and accounts receivable, bearing interest at the lender's prime rate with a maturity date of March 1, 1997. In February 1997, the Company negotiated a one-year, unsecured revolving credit facility to replace the $1,700 revolving credit agreement. This credit facility provided for a maximum availability of $10,000, payable on demand at the lender's prime rate of interest, and contained no debt covenants. In February 1998, the Company renegotiated this unsecured credit facility for an additional one year term and an interest rate equal to the bank lender's prime rate less 1%, or LIBOR plus 1.9% for predetermined periods of time at the Company's option. At June 30, 1998, $3,000 was outstanding under this credit facility.

     In England, the Company has a $1,200 line of credit, denominated in British pounds, which bears interest at a floating rate equal to 2.25% over the bank's base rate and is payable on demand. At June 30, 1998 there was no balance outstanding on this credit facility.

     The German line of credit is a demand note denominated in German Marks with interest payable at the lender's prime rate. At June 30, 1998, $54 was outstanding under this credit facility.

     A 10-year mortgage note of $6,187 was obtained at a fixed interest rate of 8.25% for construction of the manifold facility. Terms on the construction note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year mortgage note with a 15-year amortization schedule. The Company applied $1,000 of the IPO proceeds toward repayment of this note. In March 1998, this mortgage note was renegotiated to an interest rate of 7.875%. Terms are monthly principal and interest payments of $43 for 8.25 years with remaining principal due July 1, 2006. At June 30, 1998, $4,925 was outstanding under this credit facility.

     In May 1996, the Company obtained a mortgage loan of approximately $2,400, denominated in German marks, for the new facility in Erkelenz, Germany. The loan has a term of 12 years and bears interest at 6.47%. At June 30, 1998, $1,693 was outstanding under this credit facility.


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

     Orders in the second quarter of 1998 were $17.2 million, a decrease of $0.7 million or 3.9%, from the second quarter of 1997, and a $1.7 million decrease or 9.0% from the first quarter of 1998. The decrease in orders from the first quarter of 1998 was seen across all major domestic market areas with a significant drop in demand from Asian customers. National Fluid Power Association data supports the Company's belief that the order growth rate has slowed for the United States mobile and industrial hydraulics markets.

     The second quarter decrease in orders did not appreciably affect net sales, except for United States manifold operations, as the Company continued to ship against its strong backlog of cartridge orders. The backlog for manifolds was significantly reduced in the first quarter of 1998, which led to a lower level of sales for manifolds during the second quarter of 1998.

     Daily production of cartridges in the first and second quarters of 1998 has continued at levels 20% higher than the same periods in 1997, largely as a result of physical capacity expansion in the United States and the implementation of cellular production for high volume cartridges. However, even with the increased production rate, 1998 cartridge sales continue to be adversely affected by capacity constraints in the United States cartridge facility ("Sarasota"). In order to continue to increase cartridge production capacity, cellular production equipment for high volume cartridges will be moved during the fourth quarter of 1998 to the Company's current manifold facility ("Manatee"). Additionally, cellular machinery and equipment will be added beginning in the fourth quarter of 1998, to further increase capacity for high volume products.

     The relocation of high volume production to a separate facility will create space in the Sarasota facility that will increase production capacity for new products as well as the Company's broad range of complementary products which are produced in smaller quantities. In conjunction with the move of high volume cartridge production to the Manatee facility, plans are underway to construct a slightly smaller, new facility that will house manifold production. Construction of this new facility will be in close proximity to the current United States operations and is planned for completion by the end of 1999.

     The production of manifolds for prototype and quick delivery requirements, together with some assembly and conversion of cartridges, is scheduled to begin in the German plant during the fourth quarter of 1998. Local production in the German market is expected to provide significantly improved support for timely product deliveries.

     Expansion plans for the production facility in Coventry, England are in process and construction will commence in the first quarter of 1999. An additional 12,300 square feet will be added to the Coventry facility on property currently owned by the Company. The additional space at this facility will be used to further increase manufacturing and assembly capacity for the Company's products sold in the European market.

     Sales of the newest addition to the cartridge product line, the Series "0" products, are limited as a result of the restrictions on production capacity. The Company plans to intensify marketing and sales activities for these products as the production capacity for cartridges increases.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Net sales increased 15.1%, or $2.3 million to $17.6 million in the three-month period ended June 30, 1998, compared to $15.3 million in the three-month period ended June 30, 1997. This increase reflects the Company's increased production capacity versus a year ago and the strong backlog of orders for cartridge products. Domestic net sales increased 21.6% or $2.1 million to $11.7 million in the three-month period ended June 30, 1998. International net sales increased 3.8% or $0.2 million to $5.8 million despite significant slowing in Asian sales. European net sales increased 18.4% and Asian net sales decreased 48.8%. Net sales decreased 8.1% from the first quarter of 1998, primarily due to the decrease in United States manifold sales and a decrease in net sales of cartridges resulting from the allocation of a greater proportion of shipments to the Company's European subsidiaries, which were not immediately converted into third party sales.

     Gross profit increased 3.2% or $0.2 million to $5.0 million in the three-month period ended June 30, 1998, compared to $4.8 million in the three-month period ended June 30, 1997. This increase was primarily due to the increase in net sales. Gross profit as a percentage of net sales was 28.3% in the three-month period ended June 30, 1998, compared to 31.6% in the three-month period ended June 30, 1997. The decrease in gross profit as a percentage of net sales was primarily a result of increased material costs of cartridges. The material cost increase was due, in part, to greater shipments of cartridges produced by the high volume cell operation, which have a higher material content. Additional material cost increases resulted from product design improvements and the outsourcing of parts to help improve product delivery times.

     Selling, engineering and administrative expenses increased 6.5% or $0.2 million to $3.0 million in the three-month period ended June 30, 1998, compared to $2.8 million in the three-month period ended June 30, 1997. This increase was due to trade show and travel expenses in the United States and new system implementation costs in the United Kingdom. Selling, engineering and administrative expenses as a percentage of net sales decreased to 17.2% from 18.7% for the same quarter last year.

     Interest expense was $0.2 million for the three-month period ended June 30, 1998, approximately the same as the three-month period ended June 30, 1997. Miscellaneous income for the three-month period ended June 30, 1998, consisted primarily of interest income.

     The provision for income taxes in the three-month period ended June 30, 1998, was 33.2% of pretax income compared to 36.3% of pretax income in the three-month period ended June 30,

1997. This decrease in rate was due primarily to the change in mix of pretax income among the Company's three operating units in Germany, the United Kingdom and the United States. Additionally, tax savings were realized from the Sun Hydraulics Foreign Sales Corporation in the United States.

     Net income for the three-month period ended June 30, 1998, increased to $1.2 million representing 6.7% of net sales compared to $1.1 million, representing 7.1% for the three-month period ended June 30, 1997.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Net sales increased 22.9%, or $6.8 million to $36.7 million in the six-month period ended June 30, 1998, compared to $29.9 million in the six-month period ended June 30, 1997. Domestic net sales increased 30.5% or $5.8 million to $24.8 million in the six-month period ended June 30, 1998. This increase reflected strength in both the mobile and industrial equipment sectors of the fluid power industry and the Company's increased production capacity versus the same period in 1997. International net sales increased 9.7%, or $1.1 million to $11.9 million in the six-month period ended June 30, 1998. European net sales increased 22.5% and sales to Asia decreased 32.9%.

     Gross profit increased 16.7% or $1.5 million to $10.8 million in the six-month period ended June 30, 1998, compared to $9.2 million in the six-month period ended June 30, 1997. Gross profit as a percentage of net sales was 29.3% in the six-month period ended June 30, 1998, compared to 30.9% in the six-month period ended June 30, 1997. The gross profit percentage decrease was primarily due to the increased material costs resulting from product mix, product design improvements and outsourcing.

     Selling, engineering and administrative expenses increased 8.6% or $0.5 million to $6.0 million in the six-month period ended June 30, 1998, compared to $5.6 million in the six-month period ended June 30, 1997. This increase was due to additional personnel and expenses required in the manifold plant in the United States, travel and trade show costs in the United States, and new system implementation costs in the United Kingdom. Selling, engineering and administrative expenses as a percentage of net sales decreased to 16.5% for the six-months ended June 30, 1998, from 18.6% for the six-months ended June 30, 1997.

     Interest expense was $0.5 million for the six-month period ended June 30, 1998, an increase of $0.1 million compared to the six-month period ended June 30, 1997. This increase was due to increased debt related to the completion of the new plants in Germany and the United States subsequent to the first quarter of 1997, and working capital financing required during the second quarter of 1998. Miscellaneous income for the period ended June 30, 1998, consisted primarily of interest income in the United States and the United Kingdom, partially offset by exchange losses in the United Kingdom. Interest income for the second quarter of 1998 was lower than the second quarter of 1997 due to the temporary investment of IPO proceeds in 1997.

     The provision for income taxes in the six-month period ended June 30, 1998, was 33.4% of pretax income compared to 36.1% of pretax income in the six-month period ended June 30, 1997. This decrease in rate was due primarily to the change in mix of pretax income among the Company's three operating units in Germany, the United Kingdom and the United States. Additionally, tax savings were realized from the Sun Hydraulics Foreign Sales Corporation in the United States.

     Net income for the six-month period ended June 30, 1998, increased to $2.8 million representing 7.7% of net sales compared to $2.1 million, representing 7.0% for the six-month period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of capital has been cash generated from operations, although short-term fluctuations in working capital requirements have been met through borrowings under revolving lines of credit. The Company's principal uses of cash have been to pay operating expenses, make capital expenditures, pay dividends to shareholders and service debt.

     At June 30, 1998, the Company had working capital of $6.7 million. Cash flow from operations for the six months ended June 30, 1998, was $4.0 million compared to $2.0 million for the six months ended June 30, 1997. Approximately, $0.8 million of the $2.0 million increase in cash flow from operations was related to the increase in net income, $0.4 million was due to depreciation and approximately $0.8 was due to improved utilization of working capital.

     Capital expenditures for the six months ended June 30, 1998, were $3.6 million, approximately the same as the six months ended June 30, 1997. These expenditures were primarily for machinery and equipment.

     The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

     In February 1998, the Company renegotiated its one-year, unsecured revolving credit facility in the United States. The credit facility provides for a maximum availability of $10.0 million, payable on demand and does not contain any debt covenants. The interest rate is equal to the bank lender's prime rate less 1% or LIBOR plus 1.9% for predetermined periods of time, at the Company's option. At June 30, 1998, there was $3.0 million outstanding under this credit facility.

     A 10-year mortgage note of $6.1 million was obtained by the Company in May 1996, which bears interest at a fixed rate of 8.25% for construction of the new manifold facility in Sarasota, Florida. Terms on the new mortgage note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year note with a 15-year amortization schedule. In March 1998, this mortgage note was renegotiated to an interest rate of 7.875%. Terms are monthly principal and interest payments for 8.25 years with remaining principal due July 1, 2006. At June 30, 1998, $4.9 million was outstanding on this facility.

     In addition, the Company has notes payable to former shareholders, which bear interest at a weighted rate of 15%, and which have terms ranging from three to five years. These notes were issued by the Company in 1989 and 1990, in connection with the repurchase of shares of common stock from the former shareholders, and do not allow for prepayment by the Company. At June 30, 1998, $1.5 million was outstanding under these notes.

     In 1996, the Company was awarded a grant of $0.4 million by the German government, which helped to offset the cost of the German facility. This grant requires that the German operation have employed 26 people by June 30, 1998. The Company anticipates that this headcount requirement will be met in the first half of 1999, and the Company believes that an extension may be available from the German authorities. If the Company fails to obtain an extension of time to meet the terms of the grant, then the $0.4 million will have to be repaid. This amount has been recorded as a deferred grant. Therefore, the repayment of the $0.4 million would only affect cash and would have no effect on net income.

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

     The Company declared a quarterly dividend of $0.04 per share to shareholders of record on March 31, and June 30, 1998, which were paid on April 15, and July 15, 1998, respectively.


YEAR 2000

     Management continues to evaluate the issues associated with the Year 2000. In general, these issues arise from the fact that many existing computer programs only use the last two digits to refer to a year. Accordingly, many of these computer programs will not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, these computer applications could fail or create erroneous results.

     The Company currently is assessing the extent of its Year 2000 problem by
(i) conducting an inventory of its systems, including hardware, software and embedded systems (such as the Company's CNC equipment), (ii) identifying critical applications, (iii) gathering internal source codes, and (iv) surveying the Company's material suppliers, distributors, and customers to determine their respective Year 2000 exposure. The Company expects to significantly complete this assessment phase by the end of the fourth quarter of 1998. There can, however, be no assurance that this deadline will be met, particularly with regard to item (iv) above.

     The Company expects that the assessment phase will be followed by (i) a testing phase, during which all critical applications will be tested for Year 2000 readiness, (ii) a renovation phase, during which faulty systems will be corrected, replaced or retired, and (iii) a validation phase, during which upgraded systems will be re-tested. While the assessment and testing phases are not yet completed, the Company believes that the computer systems in two of its four locations (the United States cartridge operation and the United Kingdom operation) currently are incapable of correctly processing data related to the year 2000.


     The Company expects all phases of its Year 2000 readiness plan to be completed, with regard to its U.S. and German operations, by the end of the fourth quarter of 1998, and with regard to its United Kingdom operation, by the end of the first quarter of 1999. There can, however, be no assurance that these deadlines will be met or precisely when the Company will be Year 2000 ready. The Company defines "Year 2000 ready" to mean that neither the performance nor functionality of any of its critical systems, including both information technology and non-information technology systems, will be materially affected by dates prior to, during and after the year 2000.

     While management believes the Company could operate in a manual environment for a short period of time, the Company cannot currently estimate with any certainty the impact a failure to be Year 2000 ready would have on the Company's business and results of operations, nor has the Company developed a complete contingency plan to deal with this possibility, although it does anticipate establishing such a plan in the future. The Company does not expect the costs of the Company's readiness plan, including the cost of renovating any non-compliant systems, to significantly impact its results of operations. As with any new system implementation, however, there can be no assurance that the conversion will not significantly impact operations. Also, there can be no assurance that the systems of other companies on which the Company relies will be timely converted or that any such failure to convert by another company will not have an adverse effect on the Company's operations.


SEASONALITY AND INFLATION

     The Company does not believe that inflation had a material effect on its operations for the six months ended June 30, 1998 and June 30, 1997. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

FORWARD-LOOKING INFORMATION

     Certain oral statements made by management from time to time and certain statements contained herein that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management's Discussion and Analysis of Financial Condition and Results of Operations are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (i) the Company's strategies regarding growth, including its intention to develop new products; (ii) the Company's financing plans; (iii) trends affecting the Company's financial condition or results of operations; (iv) the Company's ability to continue to control costs and to meet its liquidity and other financing needs; (v) the declaration and payment of dividends; (vi) the Company's Year 2000 readiness plans and costs; and (vii) the Company's ability to respond to changes in customer demand domestically and internationally, including as a result of standardization. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur.

     Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company's products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; (vi) the Company's ability timely to become Year 2000 ready, including the Company's ability to identify all critical systems that will be impacted by the Year 2000, the Company's ability, in a cost-efficient manner, to correct, upgrade or replace such systems, and the Year 2000 readiness of third parties with which the Company has material relationships; and (vii) changes relating to the Company's international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Risk Factors" in the Form S-1 Registration Statement and Prospectus for the Company's initial public offering, and "Business" in the Company's Form 10-K for the year ended December 31, 1997. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings.
      None.

Item 2. Changes in Securities.
      None.

Item 3. Defaults upon Senior Securities.
      None.

Item 4. Submission of Matters to a Vote of Security Holders.

   The Annual Meeting of Shareholders of the Company was held on May 23, 1998. At the meeting, the following actions were taken by the shareholders:

   1. Clyde G. Nixon was reelected as a Director to serve until the Annual Meeting in 2001, and John S. Kahler was elected to the board to serve until the Annual Meeting in 2000, and Ferdinand E. Megerlin was elected to the board to serve until the Annual Meeting in 2001, and until their successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:


                                                               For                    Withheld
                                                             ------                 -------------
                Clyde G. Nixon                             5,524,639                    1,720
                John S. Kahler                             5,524,639                    2,020
                Ferdinand E. Megerlin                      5,524,639                    2,020


   2. The appointment of Price Waterhouse, LLP, as the Company's independent certified public accountants for the year 1998 was ratified and approved. The voting on the proposal was as follows:

                FOR                                      5,460,535
                AGAINST                                      1,000
                ABSTAIN                                     64,824

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

 4.22  Renewal Master Note, dated February 3, 1998, in the amount of
       $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.22 to the
       Company's Quarterly Report on Form 10-Q for the quarter ended
       March 31, 1998 and incorporated herein by reference).



 4.23  Modification Agreement, dated March 1, 1998, between the
       Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

 4.24  Modification Note, dated March 1, 1998, in the amount of
       $4,965,524.51, between the Company and Northern Trust Bank of
       Florida, N.A. (previously filed as Exhibit 4.24 to the
       Company's Quarterly Report on Form 10-Q for the quarter ended
       March 31, 1998 and incorporated herein by reference).

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


 27.1 Financial Data Schedule for quarter ended June 30, 1998 (for SEC purposes only)


 +  Executive management contract or compensatory plan or arrangement.

    (b)   Reports on Form 8-K.

            Report on Form 8-K dated May 28, 1998, announcing a $0.04 per share dividend on the Registrant's common stock, payable on July 15, 1998, to shareholders of record on June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 11, 1998.

                                         SUN HYDRAULICS CORPORATION


                                         By: /s/ Richard J. Dobbyn
                                             ----------------------------------
                                             Richard J. Dobbyn
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

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

 4.22  Renewal Master Note, dated February 3, 1998, in the amount of
       $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.22 to the
       Company's Quarterly Report on Form 10-Q for the quarter ended
       March 31, 1998 and incorporated herein by reference).

 4.23  Modification Agreement, dated March 1, 1998, between the
       Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

 4.24  Modification Note, dated March 1, 1998, in the amount of
       $4,965,524.51, between the Company and Northern Trust Bank of
       Florida, N.A. (previously filed as Exhibit 4.24 to the
       Company's Quarterly Report on Form 10-Q for the quarter ended
       March 31, 1998 and incorporated herein by reference).

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

 27.1 Financial Data Schedule for quarter ended June 30, 1998 (for SEC purposes only).

 +  Executive management contract or compensatory plan or arrangement.