Form 10-Q
period 1998-09-30
SUN HYDRAULICS CORP
filed 1998-11-13
CIK 1024795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998 Commission file number 0-21835

                           SUN HYDRAULICS CORPORATION
            --------------------------------------------------------
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The Registrant had 6,360,922 shares of common stock, par value $.001, outstanding as of November 12, 1998.

                           Sun Hydraulics Corporation
                                     INDEX
                 For the third quarter ended September 30, 1998

                                                                                                                Page
                                                                                                                ----
PART I.     FINANCIAL INFORMATION

      Item 1.         Financial Statements

            Consolidated Balance Sheets as of September 30, 1998 (unaudited)
                  and December 31, 1997                                                                           3

            Consolidated Statements of Income for the
                  Three Months Ended September 30, 1998 and 1997 (unaudited)                                      4

            Consolidated Statements of Income for the
                  Nine Months Ended September 30, 1998 and 1997 (unaudited)                                       5

            Consolidated Statement of Changes in Shareholders' Equity for the
                  Nine Months Ended September 30, 1998 (unaudited) and the Year
                  Ended December 31, 1997                                                                         6

            Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 1998 and 1997 (unaudited)                               7

            Notes to Consolidated Financial Statements                                                            8

      Item 2.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                              12

                      Forward Looking Information                                                                18

PART II.    OTHER INFORMATION                                                                                    20

      Item 1.         Legal Proceedings

      Item 2.         Changes in Securities

      Item 3.         Defaults Upon Senior Securities

      Item 4.         Submission of Matters to a Vote of Security Holders

      Item 5.         Other Information

      Item 6.         Exhibits and Reports on Form 8-K                                                           20

                         PART I: FINANCIAL INFORMATION
                                    Item 1.

SUN HYDRAULICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                               1998                     1997
                                                                            (UNAUDITED)
           ASSETS
Current assets:
    Cash and cash equivalents                                                 $ 1,474                 $ 1,249
    Accounts receivable, net of allowance for
        doubtful accounts of $49 and $47                                        6,109                   4,558
    Inventories                                                                 7,990                   6,775
    Other current assets                                                          907                     932
                                                                              -------                 -------

           Total current assets                                                16,480                  13,514

Property, plant and equipment, net                                             42,957                  39,789
Other assets (Note 4)                                                             689                      86
                                                                              -------                 -------

           Total assets                                                       $60,126                 $53,389
                                                                              =======                 =======

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $ 3,758                 $ 2,847
    Accrued expenses and other liabilities                                      2,440                   2,174
    Long-term debt due within one year                                          1,744                   1,035
    Notes payable to related parties due within one year                          702                     757
    Dividends payable                                                             254                     221
    Income taxes payable                                                        1,136                     380
                                                                              -------                 -------

           Total current liabilities                                           10,034                   7,414

Long-term debt due after one year                                               6,724                   6,620
Notes payable to related parties due after one year                               649                   1,152
Deferred income taxes                                                           3,217                   3,203
                                                                              -------                 -------

           Total liabilities                                                   20,624                  18,389
                                                                              -------                 -------

Commitments and contingencies

Shareholders' equity:
    Preferred stock                                                                 -                       -
    Common stock (Note 3)                                                           6                       6
    Capital in excess of par value                                             24,386                  24,163
    Retained earnings                                                          14,813                  10,732
    Equity adjustment for foreign currency translation                            297                      99
                                                                              -------                 -------

           Total shareholders' equity                                          39,502                  35,000
                                                                              -------                 -------

           Total liabilities and shareholders' equity                         $60,126                 $53,389
                                                                              =======                 =======


              The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                        (UNAUDITED)
                                                                               1998                     1997
                                                                               ----                     ----
NET SALES                                                                     $17,664                 $17,301

Cost of sales                                                                  13,132                  11,842
                                                                              -------                 -------
GROSS PROFIT                                                                    4,532                   5,459

Selling, engineering and
 administrative expenses                                                        2,864                   3,018
                                                                              -------                 -------

OPERATING INCOME                                                                1,668                   2,441

Interest expense                                                                  216                     285
Miscellaneous (income) expense (Note 8)                                        (1,586)                     27
                                                                              -------                 -------

INCOME BEFORE INCOME TAXES                                                      3,038                   2,129

Income tax provision                                                            1,015                     777
                                                                              -------                 -------

NET INCOME                                                                    $ 2,023                 $ 1,352
                                                                              =======                 =======

BASIC NET INCOME PER COMMON SHARE (NOTE 8)                                    $  0.32                 $  0.21

WEIGHTED AVERAGE SHARES OUTSTANDING                                             6,354                   6,309

DILUTED NET INCOME PER COMMON SHARE (NOTE 8)                                  $  0.31                 $  0.21

WEIGHTED AVERAGE SHARES OUTSTANDING                                             6,560                   6,499


             The accompanying Notes to the Consolidated Financial
        Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                        (UNAUDITED)
                                                                               1998                    1997
                                                                               ----                    ----
NET SALES                                                                    $54,381                 $47,176

Cost of sales                                                                 39,078                  32,488
                                                                             -------                 -------

GROSS PROFIT                                                                  15,303                  14,688

Selling, engineering and
 administrative expenses                                                       8,911                   8,584
                                                                             -------                 -------

OPERATING INCOME                                                               6,392                   6,104

Interest expense                                                                 707                     653
Miscellaneous (income) expense (Note 8)                                       (1,588)                     41
                                                                             -------                 -------

INCOME BEFORE INCOME TAXES                                                     7,273                   5,410

Income tax provision                                                           2,430                   1,961
                                                                             -------                 -------

NET INCOME                                                                   $ 4,843                 $ 3,449
                                                                             =======                 =======

BASIC NET INCOME PER COMMON SHARE (NOTE 8)                                   $  0.76                 $  0.55

WEIGHTED AVERAGE SHARES OUTSTANDING                                            6,340                   6,303

DILUTED NET INCOME PER COMMON SHARE (NOTE 8)                                 $  0.74                 $  0.53

WEIGHTED AVERAGE SHARES OUTSTANDING                                            6,561                   6,487


             The accompanying Notes to the Consolidated Financial
        Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)

                                                                                                            EQUITY
                                                                                                          ADJUSTMENT
                                                                          CAPITAL IN                      FOR FOREIGN
                                                              COMMON       EXCESS OF     RETAINED          CURRENCY
                                              SHARES          STOCK        PAR VALUE     EARNINGS         TRANSLATION     TOTAL
Balance, December 31, 1996                  4,000,002       $  2,179        $ 2,719       $17,450            $ 49        $22,397

Net proceeds from stock offering            2,300,000              2         19,250                                       19,252
Distributions to shareholders                                                             (10,545)                       (10,545)
Dividends declared                                                                           (883)                          (883)
Net income                                                                                  4,710                          4,710
Merger with Sun Holdings (Note 3)                             (2,175)         2,123                                          (52)
Exercise of stock options                      22,000                            71                                           71
Adjustment for foreign
 currency translation                                                                                          50             50
                                            ---------      ---------        -------       -------            ----        -------

Balance, December 31, 1997                  6,322,002              6         24,163        10,732              99         35,000

Dividends declared                                                                           (762)                          (762)
Net income                                                                                  4,843                          4,843
Exercise of stock options                      38,920                           223                                          223
Adjustment for foreign
 currency translation                                                                                         198            198
                                            ---------      ---------        -------       -------            ----        -------

Balance, September 30, 1998 (unaudited)     6,360,922      $       6        $24,386       $14,813            $297        $39,502
                                            =========      =========        =======       =======            ====        =======


              The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                        (UNAUDITED)
                                                                               1998                    1997
                                                                               ----                    ----
Cash flows from operating activities:
   Net income                                                                 $ 4,843                $  3,449
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                                            3,328                   2,784
        (Increase) decrease in:
           Accounts receivable                                                 (1,208)                 (2,095)
           Inventories                                                           (762)                 (2,211)
           Other current assets                                                    31                     534
           Other assets                                                           162                   1,011
        Increase (decrease) in:
           Accounts payable                                                       591                    (654)
           Accrued expenses and other liabilities                                  92                     545
           Income taxes payable, net                                              770                     371
           Other liabilities                                                        -                     (20)
                                                                              -------                --------
           Net cash provided by operating activities                            7,847                   3,714
                                                                              -------                --------

Cash flows from investing activities:
   Investment in Korea Fluid Power (Note 4)                                      (771)                      -
   Capital expenditures                                                        (6,017)                 (4,889)
   Proceeds from dispositions of equipment                                        128                      40
                                                                              -------                --------
           Net cash used in investing activities                               (6,660)                 (4,849)
                                                                              -------                --------

Cash flows from financing activities:
   Proceeds from debt                                                           5,882                   5,230
   Repayment of debt                                                           (5,977)                 (9,857)
   Repayment of notes payable to related parties                                 (558)                   (483)
   Proceeds from exercise of stock options                                        223                      71
   Net proceeds from stock offering (Note 3)                                        -                  19,252
   Cash paid for Sun Holdings merger (Note 3)                                       -                     (52)
   Dividends to shareholders                                                     (728)                   (662)
   Distributions to shareholders                                                    -                 (10,832)
                                                                              -------                --------
           Net cash (used in) provided by financing activities                 (1,158)                  2,667
                                                                              -------                --------

Adjustment for foreign currency translation                                       196                     (20)
                                                                              -------                --------
Net increase in cash and cash equivalents                                         225                   1,512
Cash and cash equivalents, beginning of period                                  1,249                   1,038
                                                                              -------                --------
Cash and cash equivalents, end of period                                      $ 1,474                $  2,550
                                                                              =======                ========

Supplemental disclosure of cash flow information:
   Cash paid for:
Interest (including amounts capitalized)                                      $   737                $    901
                                                                              =======                ========
Income taxes                                                                  $ 1,660                $  1,590
                                                                              =======                ========

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

2. BUSINESS

      Sun Hydraulics Corporation, and its wholly-owned subsidiaries, design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, and Korea. Sun Hydraulics Corporation ("Sun Hydraulics"), located in Sarasota, Florida, designs, manufactures and sells through independent distributors in the United States. Sun Hydraulik Holdings Limited ("Sun Holdings"), a wholly-owned subsidiary of the Company, was formed to provide a holding company vehicle for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, "Sun Ltd.") and Sun Hydraulik GmbH (a German corporation, "GmbH"). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England and GmbH, located in Erkelenz, Germany, markets the Company's products in German-speaking European markets. Korea Fluid Power Co. Ltd. ("KFP"), a wholly-owned subsidiary of the Company, was acquired September 24, 1998, (see Note 4). KFP, located in Inchon, South Korea, operates a manufacturing and distribution facility.

3. REORGANIZATION AND INITIAL PUBLIC OFFERING

      The consolidated financial statements of the Company consist of the financial position and results of operations of Sun Hydraulics, Sun Holdings, and KFP. In January 1997, Sun Hydraulics effected a 9.90372627 for 1 stock split. All prior year share amounts reflected in the financial statements include the effect of the stock split. Additionally, Sun Hydraulics issued 374,811 shares of common stock and made a nominal cash payment of $52 in exchange for all of the issued and outstanding stock of Sun Holdings (the "Reorganization"). The Reorganization was accounted for in a manner similar to a pooling of interests except for shares held by the minority shareholders which were accounted for at the fair market value of their proportionate share of related assets and liabilities, which approximated book value on the date of the transaction.

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

      The Company has 20,000,000 authorized shares of common stock, par value $0.001, with 6,360,922 shares outstanding at September 30, 1998. The Company also has 2,000,000 authorized shares of preferred stock, par value $0.001, with no shares outstanding.

4. ACQUISITIONS

      On September 24, 1998, Sun Hydraulics acquired 100% of the equity shares of Korea Fluid Power Co. Ltd. ("KFP"). This wholly-owned subsidiary will continue Korean operations under the name Korea Fluid Power. KFP had been the Company's exclusive distributor in South Korea since 1988. The acquisition price paid by the Company was $771, representing $500 over the net book value of KFP's assets. The Company is currently undergoing an appraisal of the fair market value of KFP's net assets. Values stated in this Form 10-Q are estimates based on historical values, and the Company believes that the appraisal value will not be materially different than the estimates used. Any amounts paid in excess of the appraisal value will be capitalized as goodwill, and will be amortized over a period of 15 years.

5. COMPREHENSIVE INCOME

      Effective in the first quarter ended March 31, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $4,975 and $3,462 for the nine months ended September 30, 1998 and 1997, respectively. The difference between net income as reported and total comprehensive income is the tax effected change in the cumulative foreign currency translation adjustment.

6. RECENT ACCOUNTING PRONOUNCEMENTS

Segment Reporting

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." Under FAS 131, the basis for determining an enterprise's operating segments is the manner in which management operates the businesses. The statement is effective for fiscal years beginning after December 15, 1997, but does not require compliance with interim reporting requirements until the second year of implementation. The standard addresses disclosure issues and therefore will not affect the Company's financial position or results of operations.

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


Computer Software Development Costs

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate a material impact on its results of operations from the adoption of SOP 98-1.

7. LONG-TERM DEBT (in thousands)

                                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                               1998                     1997
                                                                            (UNAUDITED)
Lines of credit agreements                                                   $   958                   $   666

Secured notes payable-Korea                                                      824                         -

Mortgage note payable-U.S. manifold facility ("Manatee")                       4,895                     4,990
Mortgage note payable-German facility                                          1,791                     1,999
                                                                             -------                   -------
                                                                               8,468                     7,655
Less amounts due within one year                                              (1,744)                   (1,035)
                                                                             -------                   -------
                                                                             $ 6,724                   $ 6,620
                                                                             =======                   =======


      The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

      The United States had a $1,700 revolving credit agreement, secured by all inventory and accounts receivable, bearing interest at the lender's prime rate with a maturity date of March 1, 1997. In February 1997, the Company negotiated a one-year, unsecured revolving credit facility to replace the $1,700 revolving credit agreement. This credit facility provided for a maximum availability of $10,000, payable on demand at the lender's prime rate of interest, and contained no debt covenants. In February 1998, the Company renegotiated this unsecured credit facility for an additional one year term and an interest rate equal to the bank lender's prime rate less 1%, or LIBOR plus 1.9% for predetermined periods of time at the Company's option. At September 30, 1998, $940 was outstanding under this credit facility.

      In England, the Company has a $1,200 line of credit, denominated in British pounds, which bears interest at a floating rate equal to 2.25% over the bank's base rate and is payable on demand. At September 30, 1998 there was no balance outstanding on this credit facility.

      The German line of credit is a demand note denominated in German marks with interest payable at the lender's prime rate. At September 30, 1998, $18 was outstanding under this credit facility.

      The newly acquired Korean subsidiary has various secured notes, denominated in Korean Won, and secured by property, plant and equipment, with interest payable at rates ranging from 6% to 15.5% and maturities ranging from December 1998 to March 2005. At September 30, 1998, $824 was outstanding under these credit facilities.

      A 10-year mortgage loan of $6,187 was obtained at a fixed interest rate of 8.25% for construction of the Manatee facility. Terms on the construction note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year mortgage note with a 15-year amortization schedule. The Company applied $1,000 of the IPO proceeds toward repayment of this note. In March 1998, this mortgage note was renegotiated to an interest rate of 7.875%. Terms are monthly principal and interest payments of $43 for 8.25 years with remaining principal due July 1, 2006. At September 30, 1998, $4,895 was outstanding under this credit facility.

      In May 1996, the Company obtained a mortgage loan of approximately $2,400, denominated in German marks, for the new facility in Erkelenz, Germany. The loan has a term of 12 years and bears interest at 6.47%. At September 30, 1998, $1,791 was outstanding under this credit facility.

8. INSURANCE SETTLEMENT

      During the third quarter of 1998, the Company settled a business interruption insurance claim related to a fire that occurred during construction of the Company's facility in Manatee County in August of 1996. The Company received a settlement of $1,821, or $1,661 net of expenses. Net income without this settlement, for the three months ended September 30, 1998, would have been $897. Net income without this settlement, for the nine months ended September 30, 1998, would have been $3,717.

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

      Orders in the third quarter of 1998, were $16.7 million, a decrease of $0.7 million, or 4.0%, from the third quarter of 1997, and a $0.5 million decrease, or 3.0%, from the second quarter of 1998. The decrease in orders from the second quarter of 1998 was due largely to a general weakening in the European market. Orders for North America and Asia were level with the second quarter of 1998, with a decrease in manifold orders offset by an increase in cartridge valve orders. The Company has seen a general slowdown in most hydraulic markets around the world and continues to monitor this situation. National Fluid Power Association data indicates that overall hydraulic orders in North America are down 0.5% as of September 30, 1998, compared to December 31, 1997.

      Net sales for the third quarter of 1998 were approximately the same as the second quarter of 1998. European and Asian sales leveled off and a continued decrease in United States manifold sales was offset by an increase in United States cartridge valve sales. Weaker United States manifold sales reflect the general economic slowdown in the hydraulics markets. Due to the higher level of earnings contribution typically provided by the manifold products, earnings were negatively impacted by the lower manifold sales volume.

      Production of cartridge valves in the United States remained at previous quarter levels despite a redeployment of manifold personnel to the cartridge valve operation. Cartridge valve prime costs increased due to excessive scrap, rework and parts expediting costs. Also, material costs continue to be adversely affected by engineering design changes, supplier price increases and rush procurements. The Company has allocated additional management resources to the United States manufacturing operational area to assist in addressing cartridge valve production activities. At the same time, the Company has assembled a multi-functional team to complete a comprehensive review of procurement processes and suppliers to address the material cost issues.

      On September 24, 1998, the Company acquired 100% of the equity shares of Korea Fluid Power Co. Ltd. ("KFP"), for $0.8 million. KFP had been the Company's exclusive Korean distributor since 1988 and has developed a high level of technical competence with the Company's products. Additionally, for many years KFP has been manufacturing standard and custom manifolds that incorporate the Company's screw-in cartridge valves for sale to the Korean market. With this acquisition, the Company has an established base for designing and manufacturing aluminum manifolds for sale to Pacific Rim markets and has added an experienced and professional management and sales team.

      In August 1998, the Company settled a business interruption insurance claim related to a fire that occurred during construction of the Company's facility in Manatee County in August 1996. The fire delayed the opening of this facility, which, in turn, delayed the rearrangement of other production processes, adversely affecting the Company's ability to service its customers. The settlement amount of $1.8 million, or $1.7 million net of expenses, is recorded as miscellaneous income. Net income for the three months ended September 30, 1998, would have been $0.9 million without this settlement, or $0.15 and $0.14 basic and diluted earnings per share, respectively.

      The completion of the move of the equipment for the cellular production of high volume cartridge valves to the Company's Manatee facility, originally planned for the fourth quarter of 1998, has been postponed to the first half of 1999. Additional cellular machinery and equipment is being added, which is expected to increase high volume cartridge valve capacity. To supplement the increased production capacity, a new heat treat facility will be constructed before the end of the fourth quarter of 1999. The heat treat operation will be installed in an addition that will be built at the Company's Manatee facility.

      The relocation of high volume cartridge valve production to a separate facility will create space in the Sarasota facility that will increase production capacity for new products as well as the Company's broad range of complementary products, which are produced in smaller quantities. In conjunction with the move of high volume cartridge production to the Manatee facility, plans are underway to construct a slightly smaller, new facility that will house manifold production. The new facility will be located in close proximity to the current Sarasota operations. The Company originally had anticipated the completion of this facility by the end of 1999 but has postponed commencement of construction pending a review of the outlook for the economy.

      The Company is in the process of converting its information system for its Sarasota cartridge valve operations. A vendor for the new hardware and software has been selected and data conversion, testing, and personnel training are well underway. The Company expects to complete this conversion during the first half of 1999. The Company is also completing the implementation of a new information system for its Coventry, England, operation. As with any system conversion, there can be no assurances that the timing of the conversions will be met precisely and that the conversion process will not adversely impact business operating results.

      The production of manifolds for prototype and quick delivery requirements, together with some assembly and conversion of cartridges, is scheduled to begin in the German plant during the fourth quarter of 1998. Local production in the German market is expected to provide significantly improved market support and timely product deliveries.

      Expansion plans for the production facility in Coventry, England are in process and construction is anticipated to begin in the first quarter of 1999. An additional 12,300 square feet will be added to the Coventry facility on property currently owned by the Company. The additional space will be used to increase further manufacturing and assembly capacity for the Company's products sold in the European market.

      Sales of the newest addition to the cartridge valve product line, the Series "0" products, have been limited as a result of restrictions on production capacity. The Company will expand its marketing and sales activities for these products as cartridge valve capacity becomes available.

      The Company has finalized the design of an electrically actuated cartridge valve product line (solenoid valves), and beta tests are underway at various customer sites. Production is scheduled to begin in the first quarter of 1999.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      Net sales increased 2.0%, or $0.4 million, to 17.7 million in the three-month period ended September 30, 1998, compared to $17.3 million in the three-month period ended September 30, 1997. Domestic net sales increased 3.4%, or $0.4 million, to $11.9 million in the three-month period ended September 30, 1998. International net sales decreased 0.5% to $5.8 million. European net sales increased 6.9%, Canadian net sales decreased 11.4%, and Asian net sales decreased 23.2%.

      Gross profit decreased 17.0%, or $0.9 million, to $4.5 million in the three-month period ended September 30, 1998, compared to $5.5 million in the three-month period ended September 30, 1997. This decrease was due primarily to the lower net sales of manifold products in the United States, and a decline of productivity and increased costs of purchased parts in the United States cartridge operation. The cost of subcontracted parts for cartridge valves has been rising steadily due to engineering design changes, quality standard increases and an increase in outsourcing of parts and operations. Gross profit as a percentage of net sales was 25.7% in the three-month period ended September 30, 1998, compared to 31.6% in the three-month period ended September 30, 1997.

      Selling, engineering and administrative expenses decreased 5.1%, or $0.2 million, to $2.9 million in the three-month period ended September 30, 1998, compared to $3.0 million in the three-month period ended September 30, 1997. Selling, engineering and administrative expenses as a percentage of net sales decreased to 16.2% from 17.4% for the same quarter last year. This decrease was primarily due to reduced spending in marketing expenses such as trade shows and catalogues, offset by increased spending for support of new business systems in the United Kingdom.

      Interest expense was $0.2 million for the three-month period ended September 30, 1998, compared to $0.3 million in the three-month period ended September 30, 1997. Miscellaneous income for the three-month period ended September 30, 1998, consisted primarily of the receipt of a business interruption insurance claim of $1.8 million, or $1.7 million net of expenses. (See Note 8)

      The provision for income taxes in the three-month period ended September 30, 1998, was 33.4% of pretax income compared to 36.5% of pretax income in the three-month period ended September 30, 1997. This decrease in rate was due primarily to the change in mix of pretax income among the Company's four operating units in Germany, Korea, the United Kingdom and the United States. Additionally, tax savings were realized from the Sun Hydraulics Foreign Sales Corporation in the United States.

      Net income, excluding the insurance settlement for the three-month period ended September 30, 1998, decreased to $0.9 million, representing 5.2% of net sales, compared to $1.4 million, representing 7.8% of net sales for the three-month period ended September 30, 1997. Net income, including the insurance settlement, represented 11.5% of net sales.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      Net sales increased 15.3%, or $7.2 million, to $54.4 million in the nine-month period ended September 30, 1998, compared to $47.2 million in the nine-month period ended September 30, 1997. Domestic net sales increased 20.3%, or $6.2 million, to $36.7 million in the nine-month period ended September 30, 1998. This increase reflected strength in both the mobile and industrial equipment sectors of the fluid power industry and the Company's increased production capacity versus the first half of 1997. International net sales increased 6.1%, or $1.0 million, to $17.7 million in the nine-month period ended September 30, 1998. European net sales increased 16.9% and sales to Asia decreased 30.0%.

      Gross profit increased 4.2%, or $0.6 million, to $15.3 million in the nine-month period ended September 30, 1998, compared to $14.7 million in the nine-month period ended September 30, 1997. Gross profit as a percentage of net sales was 28.1% in the nine-month period ended September 30, 1998, compared to 31.1% in the nine-month period ended September 30, 1997. The gross profit percentage decrease was due primarily to the increased material costs resulting from product mix, product design improvements, parts expediting and outsourcing.

      Selling, engineering and administrative expenses increased 3.8%, or $0.3 million, to $8.9 million in the nine-month period ended September 30, 1998, compared to $8.6 million in the nine-month period ended September 30, 1997. This increase was due to additional personnel and expenses required in the manifold plant in the United States, travel and trade show costs in the United States, and new system implementation costs in the United Kingdom. Selling, engineering and administrative expenses as a percentage of net sales decreased to 16.4% for the nine-months ended September 30, 1998, from 18.2% for the nine-months ended September 30, 1997.

      Interest expense was $0.7 million for the nine-month period ended September 30, 1998, approximately the same as the nine-month period ended September 30, 1997. Miscellaneous income for the period ended September 30, 1998, consisted primarily of the settlement of a business interruption insurance claim in the United States of $1.8 million, or $1.7 million net of expenses. (See Note 8)

      The provision for income taxes in the nine-month period ended September 30, 1998, was 33.4% of pretax income compared to 36.2% of pretax income in the nine-month period ended September 30, 1997. This decrease in rate was due primarily to the change in mix of pretax income among the Company's four operating units in Germany, Korea, the United Kingdom and the United States. Additionally, tax savings were realized from the Sun Hydraulics Foreign Sales Corporation in the United States.

      Net income for the nine-month period ended September 30, 1998, increased to $4.8 million representing 8.9% of net sales, compared to $3.4 million, representing 7.3% of net sales for the nine month period ended September 30, 1997. Net income less the settlement of the insurance claim increased to $3.7 million, representing 6.9% of net sales for the nine month period ended September 30, 1998.

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

      At September 30, 1998, the Company had working capital of $6.4 million. Cash flow from operations for the nine months ended September 30, 1998, was $7.8 million compared to $3.7 million for the nine months ended September 30, 1997. Approximately, $1.4 million was due to the increase in net income, $0.5 million was due to depreciation and approximately $2.2 was due to a lower percentage increase in working capital. Net cash used in investing activities for the nine months ended September 30, 1998, was $6.7 million compared to $4.8 million for the nine months ended September 30, 1997. Approximately, $0.8 million of the $1.8 million increase was related to the acquisition of Korea Fluid Power Co. Ltd., and the remainder was due to increased investments in machinery and equipment.

      The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

      In February 1998, the Company renegotiated its one-year, unsecured revolving credit facility in the United States. The credit facility provides for a maximum availability of $10.0 million, payable on demand and does not contain any debt covenants. The interest rate is equal to the bank lender's prime rate less 1% or LIBOR plus 1.9% for predetermined periods of time, at the Company's option. At September 30, 1998, there was $0.9 million outstanding under this credit facility.

      A 10-year mortgage loan of $6.2 million was obtained by the Company in May 1996, at a fixed interest rate of 8.25% for construction of the new manifold facility in Sarasota, Florida. Terms on the new mortgage note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year note with a 15-year amortization schedule. In March 1998, this mortgage note was renegotiated to an interest rate of 7.875%. Terms are monthly principal and interest payments for 8.25 years with remaining principal due July 1, 2006. At September 30, 1998, $4.9 million was outstanding on this facility.

      The Company has notes payable to former shareholders that bear interest at a weighted rate of 15%, and have terms ranging from three to five years. These notes were issued by the Company in 1989 and 1990, in connection with the repurchase of shares of common stock from former shareholders and do not allow for prepayment by the Company. At September 30, 1998, $1.4 million was outstanding under these notes.

      In 1996, the Company was awarded a grant of $0.4 million by the German government, which helped to offset the cost of the German facility. This grant requires that the German operation have employed 26 people by September 30, 1998. The Company anticipates that this headcount requirement will be met in the first half of 1999, and the Company believes that an extension may be available from the German authorities. If the Company fails to obtain an extension of time to meet the terms of the grant, then the $0.4 million will be repaid. This amount has been recorded as a deferred grant. Therefore, the repayment of the $0.4 million would affect only cash and would have no effect on net income.

      In Korea, the Company has various secured notes, denominated in Korean Won, and secured by property, plant and equipment, with interest payable at rates ranging from 6% to 15.5% and maturities ranging from December 1998 to March 2005. At September 30, 1998, $0.8 million was outstanding under these credit facilities.

      In August 1998, the Company settled a business interruption insurance claim of $1.8 million with its insurance carrier. The claim was related to a fire in the manifold plant in the United States which occurred while the plant was under construction. The Company believes that this fire delayed the opening of the new plant which, in turn, delayed the rearrangement of the cartridge operation and the creation of the cellular production for high volume models. Expenses of $0.1 million, and a tax effect of $0.6 million were recorded in the third quarter of 1998 in the Company's financial statements related to this claim.

      The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.

      The Company declared quarterly dividends of $0.04 per share to shareholders of record on March 31, June 30, and September 30, 1998, which were paid on April 15, and July 15, and October 15, 1998, respectively.


YEAR 2000 READINESS DISCLOSURE

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

      The assessment phase will be followed by (i) a testing phase, during which all critical applications will be tested for Year 2000 readiness, (ii) a renovation phase, during which faulty systems will be corrected, replaced or retired, and (iii) a validation phase, during which upgraded systems will be re-tested. While the assessment phase remains underway in all locations, the Company has already commenced the replacement of the computer systems in two of its five locations (the United States cartridge operation and the United Kingdom operation) with "enterprise manufacturing systems" that, according to representations made by the systems' manufacturers, are currently Year 2000 ready.


      The Company expects all phases of its Year 2000 readiness plan to be completed by the end of the fourth quarter of 1998. There can, however, be no assurance that these deadlines will be met or precisely when the Company will be Year 2000 ready. The Company defines "Year 2000 ready" to mean that neither the performance nor functionality of any of its critical systems, including both information technology and non-information technology systems, will be materially affected by dates prior to, during and after the year 2000.


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

SEASONALITY AND INFLATION

      The Company does not believe that inflation had a material effect on its operations for the nine months ended September 30, 1998 and September 30, 1997. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

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

      Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company's products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; (vi) the Company's ability to become Year 2000 ready, including the Company's ability to identify all critical systems that will be impacted by the Year 2000, the Company's ability, in a cost-efficient manner, to correct, upgrade or replace such systems, and the Year 2000 readiness of third parties with which the Company has material relationships; and (vii) changes relating to the Company's international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Risk Factors" in the Form S-1 Registration Statement and Prospectus for the Company's initial public offering, and "Business" in the Company's Form 10-K for the year ended December 31, 1997. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings.
        None.

Item 2. Changes in Securities.
        None.

Item 3. Defaults upon Senior Securities.
        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        None.

Item 5. Other Information.

Shareholder Proposals for Presentation at the 1999 Annual Meeting of
Shareholders

      As stated under the caption "Shareholder Proposals for Presentation at the 1999 Annual Meeting" in the Company's proxy statement dated April 24, 1998, the Board of Directors of the Company has requested that any shareholder proposals intended for presentation at the 1999 Annual Meeting be submitted in writing to Gregory C. Yadley, Secretary, no later than November 1, 1998, for consideration for inclusion in the Company's proxy materials for such meeting.

      Further, the members of the Company's proxy committee will have discretionary voting authority with respect to all shares represented by proxies held by them at the Annual Meeting for any matters raised at the meeting about which the Company did not receive notice prior to March 8, 1999.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------

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


 27.1 Financial Data Schedule for quarter ended September 30, 1998 (for SEC purposes only)


+ Executive management contract or compensatory plan or arrangement.

        (b) Reports on Form 8-K.

            None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 12, 1998.

                                          SUN HYDRAULICS CORPORATION


                                          By  /s/  Richard J. Dobbyn
:                                             ----------------------------------
                                              Richard J. Dobbyn
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                                 EXHIBIT INDEX
                              EXHIBIT DESCRIPTION
EXHIBIT
NUMBER
-------

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

 27.1 Financial Data Schedule for quarter ended September 30, 1998 (for SEC purposes only).

+ Executive management contract or compensatory plan or arrangement.