Form 10-K
period 1998-12-31
SUN HYDRAULICS CORP
filed 1999-03-30
CIK 1024795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998      Commission file number 0-21835

                           SUN HYDRAULICS CORPORATION
            (Exact Name of Registration as Specified in its Charter)

                  FLORIDA                                  59-2754337
       (State or Other Jurisdiction of                   (I.R.S. Employer
        Incorporation or Organization)                  Identification No.)

        1500 WEST UNIVERSITY PARKWAY                          34243
              SARASOTA, FLORIDA                            (Zip Code)
         (Address of Principal Executive Offices)

                                  941/362-1200
              (Registrant's Telephone Number, Including Area Code)


         Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.001 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 23, 1999, was $25,873,162 based upon the closing sale price of $7.00 on the Nasdaq Stock Market's National Market for that date. As of March 23, 1999, there were 6,383,148 shares outstanding.

                                     PART I

                                ITEM 1. BUSINESS

Certain statements contained in this "Item 1. Business" that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. See "Item 7. Forward-Looking Information."

OVERVIEW

     The Company is a leading designer and manufacturer of high-performance, screw-in hydraulic cartridge valves and manifolds which control force, speed and motion as integral components in fluid power systems. The innovative floating construction of the Company's screw-in cartridge valves provides demonstrable performance and reliability advantages compared to other available screw-in cartridge valves. Screw-in cartridge valves are an increasingly accepted alternative to conventional forms of hydraulic valving, offering significant design flexibility, as well as substantial size, weight and efficiency benefits afforded to designers of fluid power systems. Since the introduction of screw-in hydraulic cartridge valves in the late 1950s, management believes manufacturers of these and similar products have captured approximately $650 million of the worldwide market for all non-aerospace hydraulic valves and manifolds, which management believes to be in excess of $4 billion. The Company has generated a profit each year since 1972. The Company believes that its success is primarily a result of its innovative product design, consistent high quality and superior product performance.

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

     The Company designs and manufactures one of the most comprehensive lines of screw-in hydraulic cartridge valves in the world. These valves control direction, pressure, flow and loads, are available in up to five size ranges, and are suitable for flows from 5 to 400 gallons per minute and continuous operating pressures up to 5,000 pounds per square inch. The floating construction pioneered by the Company provides demonstrable performance and reliability advantages compared to many competitors' product offerings due to its self-alignment characteristic that accommodates potential manufacturing deviations common in the thread-making operations of screw-in cartridge valves and manifolds. This floating construction significantly differentiates the Company from most of its competitors, who design and manufacture rigid screw-in cartridge valves that fit an industry common cavity. The Company believes that competitors' products that fit the industry common cavity typically do not offer the inherent reliability of the Company's products and cannot provide equivalent operating performance because of the design constraints imposed by the industry common cavity. Recently, a number of competitors have begun to manufacture products that fit into the

Company's cavity. Strategically, the Company believes the markets for its products will expand more rapidly if other sources are available for products that fit the Company's cavity.

     The Company also designs and manufactures the most comprehensive line of standard, cataloged manifolds in the screw-in cartridge valve and manifold industry. A manifold is a solid block of metal, usually aluminum, steel or ductile iron, which is machined to create threaded cavities and channels into which screw-in cartridge valves are installed and through which the hydraulic fluids flow. Fluid power engineers can package standard or customized manifolds with screw-in cartridge valves to create application-specific, multiple-function hydraulic control systems that are safe, reliable and provide substantial control.

     The Company sells its products primarily through a global network of independent fluid power distributors to a diverse universe of end users, for use in various "mobile" applications, such as construction, agricultural and utility equipment (approximately 66% of net sales), and a broad array of "industrial" applications, such as machine tools and material handling equipment (approximately 34% of net sales). Sales to the Company's largest distributor represented approximately 7.5% of net sales in 1998, and the Company believes that aggregate sales by its distributors to the largest end user represented less than 3% of net sales in 1998.

     The Company believes that screw-in cartridge valves will continue to achieve significant growth at the expense of conventional hydraulic valves as design engineers recognize the inherent advantages of screw-in cartridge valves. The Company believes that additional growth potential for screw-in cartridge valve applications exists as a result of a trend toward miniaturization as end users require smaller, lighter-weight and more efficient components. Custom manifolds that utilize screw-in cartridge valves allow customers to design an optimal solution for control of their fluid power systems that significantly reduces assembly time and expense. The United States and Western Europe are the largest developed markets for screw-in cartridge valves. The Company believes the long-term future growth prospects are particularly attractive in the Pacific Rim and Eastern Europe where the adoption of screw-in cartridge valves is in the early stage. In 1998, approximately 32.5% of the Company's net sales were outside the United States.

     Management believes that the Company's success during its 29-year history is due in large part to its emphasis on innovative product designs and vertically integrated, state of the art manufacturing processes. Management attributes the Company's ability to continuously implement process improvements to its horizontal management structure that encourages employee contribution at all levels. The Company does not have a formal organizational chart and employee responsibilities are not derived from titles or narrow job descriptions. This management philosophy is utilized throughout the Company's operations.

     The Company was organized as a Florida corporation in 1986 to take over the operations of the business of the Company's predecessor, Suninco, Inc. (f/k/a Sun Hydraulics Corporation). Suninco, Inc. was founded in 1970 by Robert
E. Koski for the specific purpose of developing and promoting screw-in cartridge valve technology. The address of the Company's executive offices is 1500 West University Parkway, Sarasota, Florida 34243, its telephone number is
(941) 362-1200, and its website address is www.sunhydraulics.com.

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

     The Company estimates the global market for non-aerospace hydraulic valves to be in excess of $4 billion, and believes that manufacturers of screw-in hydraulic cartridge valves and manifolds and similar products have captured approximately $650 million of the total market. The United States and Western Europe are the largest developed markets for screw-in cartridge valves. The Company believes that the long-term future growth prospects are particularly attractive in the Pacific Rim and Eastern Europe, where the adoption of screw-in cartridge technology is in the early stage.

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

     Capitalize on Custom Manifold Opportunities. Because fluid power system design engineers are increasingly incorporating screw-in cartridge valves into custom control systems, the Company will concentrate its efforts in custom manifolds in two ways, (i) by designing and manufacturing manifolds which incorporate the Company's screw-in cartridge valves for sale to original equipment manufacturers ("OEMs"), and (ii) by encouraging competitive manifold manufacturers to utilize the Company's screw-in cartridge valves in their manifold designs. The Company's internally developed, proprietary expert system software allows the Company to efficiently design and manufacture smaller, more efficient manifolds in low quantities. The Company provides free software to aid manifold designers in designing the Company's unique cavity into their manifolds and sells tooling at cost for machining its cavities, allowing independent manifold manufacturers easily to incorporate the Company's screw-in cartridge valves into their designs.

     Expand Global Presence. The Company intends to continue to increase its global presence through expansion of its distribution network and its international manufacturing capabilities. Key areas for expansion where the Company has minimal presence include Central and South America, China and Eastern Europe. In addition to operating units in Germany, Korea and England, and a joint venture in China, the Company has strong distributor representation in most developed and developing markets, including Western Europe, Taiwan, Singapore, Australia, and Japan. In 1998, the Company purchased its Korean distributor, Korea Fluid

Power Ltd, Inc., ("KFP") and initiated a joint venture in Shanghai, China. KFP has the ability to manufacture manifolds that incorporate the Company's screw-in cartridge valves, and the joint venture will have this ability in the future. In 1998, the Company generated approximately 32.5% of its net sales outside the United States. The Company believes that further expansion of its international manufacturing facilities could enhance its competitive position in certain foreign markets. In addition, custom manifolds provide an opportunity for operating units and distributors to offer significant value-added content through the local production of manifolds that incorporate the Company's screw-in cartridge valves. This strategy helps minimize potential tariffs and duties that could inflate the price of the Company's products in foreign markets.

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

     Leverage Manufacturing Capability and Know-how as Competitive Advantages. The Company believes one of its competitive advantages is its ability to manufacture products to demanding specifications. The Company's strong process capability allows it to machine parts to exacting dimensional tolerances, resulting in the high performance characteristics of its screw-in cartridge valves. The Company has the ability to control manufacturing processes to replicate products consistently and can, if it desires, manufacture all components of its products with the exception of springs, elastomer seals and electrical coils. Additionally, the Company has in-house heat treatment capability to provide consistent and reliable control of this critical operation.

     Sell Through Distributors, Market to End Users. Due to the variety of potential customers and the Company's desire to avoid unnecessary bureaucracy, the sales function has been performed primarily by independent distributors. The Company currently has approximately 65 distributors, 42 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities which enable them to develop practical, efficient and cost-effective fluid power systems for their customers. The Company provides a high level of technical support to its distributors through open access to the Company's engineering staff, catalogs, technical documents and technical training programs. In addition, the Company maintains close relationships with many OEMs and end users of its products to understand and predict future needs for fluid power control devices and to test and refine new product offerings.

PRODUCTS

     The Company's products are integral components in fluid power systems for both "mobile" applications, such as construction, agricultural and utility equipment (approximately 66% of net sales), and a broad array of "industrial" applications, such as machine tools and material handling equipment (approximately 34% of net sales).

Screw-in Cartridge Valves

     The Company designs and manufactures high-performance, screw-in hydraulic cartridge valves in up to five size ranges, suitable for flows from 5 to 400 gallons per minute and continuous operating pressures up to 5,000 pounds per square inch. The floating construction pioneered by the Company provides demonstrable performance and reliability advantages compared to most competitors' product offerings due to its self-alignment characteristic that accommodates potential manufacturing deviations common in the thread-making operations of screw-in cartridge valves and manifolds. This floating construction significantly differentiates the Company from most of its competitors, who design and manufacture rigid screw-in cartridge valves that fit an industry common cavity. The floating construction of the Company's screw-in cartridge valves eliminates the tendency of working parts inside rigid cartridge valves to bind when screwed into the manifold, which leads to unnecessary stress and often premature failure. Recently, a number of competitors have begun to manufacture products that fit the Company's cavity. Strategically, the Company believes the markets for its products will expand more rapidly if other sources are available for products that fit the Company's cavity.

     The Company has developed new market opportunities by scaling its screw-in cartridge valves to accommodate application requirements with various flow ranges. Management believes that the series `0' valve introduced in 1996 will allow the Company to gain entry to new market applications which it previously had not been able to serve, including fork lift trucks, food processing equipment, factory automation and robotics. Future upward scaling of the product line is currently being reviewed.

     The Company manufactures screw-in cartridge valves for load control, pressure control, flow control, and logic and directional control, with a broad range of other unique functional offerings. Many variants of the same basic functional products can be interchanged with each other to attain an optimum level of performance in a customer's fluid power system. The Company's screw-in cartridge valves are described below:

          Load Control Valves. The Company considers itself to be the world's recognized leader in the design and manufacture of load control valves and believes that it holds a dominant market share position in multiple end use applications. Load control valves are pressure devices that are used to control the motion and locking of linear and rotary hydraulic actuators (cylinders and motors) and often are used as safety devices in many critical system areas. Typical applications for these products include cranes, manlifts and aerial platforms. The uncompromising requirement for smooth and reliable operation in these applications has helped build the Company's reputation as a high quality, screw-in cartridge valve manufacturer. Load control valves represent the Company's largest selling product family. The Company believes that most valves that fit the Company's cavity that are being manufactured by competitors are load control valves. The Company does not believe any competitive manufacturer is currently able to produce sufficient volume that would materially affect the Company's revenues.

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

     Logic and Directional Control Valves. The Company manufactures a variety of screw-in cartridge valves that can be used as directional control devices. These valves are used to start, direct and stop the flow of fluid in a fluid power system and can be actuated electrically, manually or with hydraulic pressure. The Company's logic control valves, some of which are patented, can be used in combination with one another to provide complex directional control functions. The Company also manufactures high-pressure spool-type solenoid valves and other pilot devices that can be used to actuate other screw-in cartridge valves that the Company manufactures. In 1999, the Company will introduce a range of full flow poppet and spool solenoid cartridge valves that can be used for directional control. These products will give the Company entry into a large market not currently served by the Company's other screw-in cartridge valves. In addition, the Company believes that by offering its own solenoid cartridge valves, it will be in a better position to compete for custom manifold business.

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

     Standard Manifolds. The variety of standard, catalogued manifolds offered by the Company is unmatched by any screw-in cartridge valve competitor. These products allow customers easily to interface the Company's screw-in cartridge valves into their systems in many different ways. Once designed, standard manifolds require minimal, if any, maintenance engineering over the life of the product. The following are the types of standard manifolds manufactured by the Company:

     - Line Mounted Manifolds can be placed anywhere in a hydraulic system and are easily connected to various standard couplings. These specific products are suitable for both mobile and industrial applications.

     - Subplates and Sandwich Manifolds are offered in five different sizes and industry standard interface patterns, and generally are used in industrial applications. The Company believes that the breadth of different functional screw-in cartridge valves it manufactures allows it to offer more functionally unique standard sandwich manifolds than any other cartridge valve or conventional valve manufacturer.

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

          Custom Manifolds. Custom manifolds are designed for a customer-specific application and typically combine many different screw-in cartridge valves in a single package. The Company's internally developed, proprietary expert system software allows the Company to design and manufacture manifolds efficiently in low volumes. The innovative design of the Company's screw-in cartridge valves allows manifolds to be physically smaller for certain applications than similarly functional manifolds containing competitors screw-in cartridges that fit industry common cavities. The Company believes many of the custom manifolds that incorporate cartridge valves which fit industry common cavities, require testing after assembly. The Company also believes that manifolds containing its screw-in cartridge valves do not require testing once assembled, providing a significant competitive advantage. Custom manifolds provide many benefits, including reduced leakage points, neater packaging, potentially fewer hose and fitting connections, and more control functions in a single location.

ENGINEERING

     The Company believes that it is critical for engineers to play an important role in all aspects of the Company's business, including design, manufacturing, sales and marketing and technical support. When designing products, engineers work within a disciplined set of design parameters that often results in repeated incorporation of existing screw-in cartridge valve components in new functional products. The Company's focus on engineering has served as the foundation of its ability to offer expansive range of screw-in cartridge valves that it brings to market.

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

     During product development, engineers work closely with manufacturing personnel to define the processes required to manufacture the product reliably and consistently. The close link between engineering and manufacturing helps smooth the transition from design to market. Design changes to facilitate manufacturing processes are rarely considered if performance levels would be compromised. The Company practices a continuous improvement process, and at various times the Company may incorporate design changes in a product to improve its performance or life expectancy. All of the Company's engineers provide application support to customers and distributors.

MANUFACTURING

     The Company is a process intensive manufacturing operation that extensively utilizes state of the art computer numerically controlled ("CNC") machinery to manufacture its products. Where commercial machinery is not available for specific manufacturing or assembly operations, the Company often designs and builds its own machinery to perform these tasks. The Company makes extensive use of automated handling and assembly technology (robotics) where possible to perform repetitive tasks, thus promoting manufacturing efficiencies and workplace safety. The Company has its own electric heat treatment furnace to provide consistent and reliable control of this important operation. As the current heat treatment furnace is operating at capacity, the Company is in the process of adding an additional furnace of the same type.

     The Company's manufacturing operations include turning, grinding, honing and lapping operations for its screw-in cartridge valves and milling and drilling operations for its manifolds. Most machinery employed by the Company is computer numerically controlled, including CNC lathes and machining centers. The Company also employs robots, including programmable and traditional pick and place units, and a variety of vision systems for inspection and decision making tasks. The Company utilizes internally developed, proprietary, personal computer based software to program machines off-line and to minimize setup times. This expert system also helps the Company utilize compound angle holes in its manifold designs, a technique that allows manifolds to be made smaller in size with fewer potential leak points.

     At its Sarasota, Florida, plant, the Company has extensive testing facilities that allow its design engineers to test fully all cartridge valve products at their maximum rated pressure and flow rates. A metallurgist and complete metallurgical laboratory support the Company's design engineers and in-house heat treatment facility. Test equipment also is utilized by the resident engineers at the Company's plants in England and Germany.

     The Company employs a build-to-order philosophy and relies on its distributors to purchase and maintain sufficient inventory to meet their customers' demands. With this build-to-order philosophy, most raw materials, including aluminum and steel, are delivered on a just-in-time basis. These and other raw materials are commercially available from multiple sources.

     The Company's ability to machine components to exacting tolerances makes it difficult for competitors to offer products of equal performance. The Company controls most critical finishing processes in-house but does rely on a small network of outside manufacturers to machine cartridge components to varying degrees of completeness. Many high-volume machining operations are performed exclusively at outside vendors. The Company is very selective in establishing its vendor base and develops long-term relationships with vendors. Recently, the Company has experienced rising costs of parts received from vendors. In the fourth quarter of 1998, the Company began a review of all vendors to improve quality of incoming parts and to assess opportunities for better control of price and quality. The Company is capable of machining all parts of its cartridge valves and manifolds in house, except elastomer seals, springs and electrical coils. Manufacturing processes at the existing facilities in the United States and England have been certified to ISO 9002 since 1993.

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

SALES AND MARKETING

     The Company's products are sold globally, primarily through independent fluid power distributors. Distributors are supported with product education programs conducted by the Company at its facilities. Technical support is provided by each of the Company's manufacturing operations (Florida, England Germany, Korea and China), with two additional regional support offices in the United States. Included in the Company's sales and marketing staff are hydraulic engineers that have significant experience in the fluid power industry. Discount pricing structures encourage distributors to buy in moderate to high volumes to ensure there is a local inventory of products in the marketplace. Domestic distributors are rewarded with additional pricing discounts if payments are received within 10 days of invoicing, helping to establish lower accounts receivable cycle times. The Company does not grant extended payment terms to distributors. The Company has an exchange policy, which encourages distributors to return standard screw-in cartridge valves and standard manifolds for which they do not have a current need. All inventory exchanges must be approved by the Company, and a distributor's quarterly total list price value of inventory exchanges generally is not permitted to exceed 2% of the distributor's prior year's annual shipments, up to a maximum of $50,000.

     The Company currently has approximately 65 distributors, 42 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities which enable them to develop practical, efficient and cost-effective fluid power systems for their customers. In 1998, sales to the Company's largest distributor represented approximately 7.5% of net sales and net sales outside of the United States represented approximately 32.5% of total net sales.

     In addition to distributors, the Company sells directly to other companies within the hydraulic industry under a pricing program that does not undermine the primary distributors' efforts. Companies that participate in this program must utilize the Company's products in a value-added application, integrating the Company's screw-in cartridge valves into other fluid power products or systems of their manufacture. Management believes this strategy strengthens the Company by encouraging other manufacturers to buy from the Company. The "goodwill" relationships that result from this strategy also help to keep the Company abreast of technological advances within the fluid power industry, aiding in new product development. In 1998, direct sales to other fluid power component manufacturers accounted for approximately 3.2% of net sales.

     While the Company generally does not sell directly to end-users, it markets directly to end-users with catalogs that sometimes include suggested list prices along with suggested customer discounts. This program is intended to provide design engineers with all the information necessary to specify and obtain the Company's products. Since the average price for a single screw-in cartridge valve is about $22 and the typical order from an end user is for a relatively small quantity, the Company recognizes that its products are often "bought" and not "sold." Publishing and distributing technically comprehensive catalogs in multiple languages make the Company's products easy to purchase.

CUSTOMERS

     The Company typically mails its catalogs to more than 15,000 potential end users in the United States and Canada. Overseas marketing and catalog distribution is executed primarily through distributors. The Company believes that its single largest end use customer represented less than 3% of net sales in 1998, minimizing risks of dependence on major customers. The loss of any one customer would not have a material adverse effect on the Company's business. End users are classified by whet their primary applications for the Company's products are "mobile" or "industrial."

     Mobile applications involve equipment that generally is not fixed in place, such as construction, agricultural and utility equipment. Mobile customers were the original users of screw-in cartridge valves due to the premium that these industries place on considerations of space, weight and cost. Mobile customers currently account for approximately 66% of the Company's net sales.

     Industrial applications involve equipment that generally is fixed in place in factories or processing plants. Examples include presses, injection molding equipment and machine tools. The requirements of the industrial marketplace are more demanding than most mobile applications since industrial equipment typically operates at significantly higher cycles. The Company's products are designed to withstand these operating imperatives, and industrial applications currently account for approximately 34% of the Company's net sales. Many conventional valve designs are still used in industrial applications and represent substitution opportunities for the Company's products.

     The Company's distributors are not authorized to approve the use of its products in any of the following applications, (i) any product that comes under the Federal Highway Safety Act, such as steering or braking systems for passenger-carrying vehicles or on-highway trucks, (ii) aircraft or space vehicles, (iii) ordnance equipment, (iv) life support equipment, and (v) any product that, when sold, would be subject to the rules and regulations of the United States Nuclear Regulatory Commission These "application limitations" have alleviated the need for the Company to maintain the internal bureaucracy necessary to conduct business in these market segments.

COMPETITION

     The hydraulic valve industry is highly fragmented and intensely competitive. The Company has a large number of competitors, some of which are full-line producers and others that are niche suppliers similar to the Company. Most competitors market globally. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by the Company. There has been some consolidation activity in recent years, with large, full-line producers filling out their product lines by acquiring, or entering into relationships with, smaller, privately held screw-in cartridge valve producers. The Company believes that it competes based upon quality, reliability, price, value, speed of delivery and technological characteristics.

     Most of the Company's screw-in cartridge valve competitors produce screw-in cartridge valves that fit an industry common cavity that sometimes allows their products to be interchangeable. The industry common cavity is not supported by any national or global standards organizations. The International Standards Organization (ISO) recently developed a standard screw-in cartridge cavity that is different from the industry common cavity. The Company does not manufacture a product that fits either the industry common or the ISO standard cavity. Currently, the Company is not aware of any major competitor that produces a full line of standard products conforming to the ISO standard. Recently, a number of competitors have begun to manufacture screw-in cartridge valves that fit the Company's cavity. The Company believes the majority of these products are load control valves.

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

EMPLOYEES

     As of March 23, 1999, the Company had approximately 510 full-time employees in the United States, approximately 86 in England, 16 in Germany, and 26 in Korea. Over 80% of its employees are in manufacturing functions, over 10% are in engineering and marketing functions, and the balance are in other support functions. None of the employees in any operating unit are represented by a union, and the Company believes that relations with its employees are good.

     Employees are paid either hourly or with an annual salary at rates that are competitive with other companies in the industry and geographic area. Management believes that the combination of competitive salary, above average health and retirement plans, and a safe and pleasant working environment discourages employee turnover and encourages efficient, high-quality production. Due to the nature of the Company's manufacturing business, it is often difficult to attract skilled personnel, especially in times when the economy is operating in a fully employed state.

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

                              ITEM 2. PROPERTIES

     The Company's major locations include facilities in the United States, United Kingdom, Germany, Korea, and China, as set forth below.

     The Company owns a 66,000 square foot facility in Sarasota, Florida, which houses manufacturing, design, marketing and other administrative functions. The Sarasota facility does not have any financial encumbrances and is well-suited for the design, testing and manufacture of the Company's products. The Company believes the productive capacity of this facility is approximately $50.0 million and currently is operating at near full capacity.

     The Company also owns a 60,000 square foot manufacturing facility in Manatee County, Florida, which is encumbered by a mortgage loan due July 1, 2006. Under the mortgage loan, monthly payments of principal with interest on the unpaid balance at 7.875% are required. At December 31, 1998, $4.9 million was outstanding under this credit facility. The Manatee County facility, constructed in 1997, is a state-of-the-art facility, with a productive capacity similar to the Sarasota facility. To improve its capacity utilization, the Company is in the process of installing electric, plasma heat treatment equipment required to produce some of the Company's products. The Manatee County facility currently is operating at less than 40% of its productive capacity. However, in the second half of 1999, this facility will be utilized to alleviate capacity constraints at the Sarasota facility.

     In addition to the two facilities in Florida, the Company recently purchased vacant land in Manatee County, Florida, for future manufacturing requirements. There is no mortgage on this property and the Company believes the land to be well-suited to add 20,000 square feet of manufacturing capacity.

     In September 1998, the Company purchased the assets of Korea Fluid Power, Ltd., including a building in an industrial park in Incheon, Korea. The Company believes that the Korean facility is acceptable for manifold production; however, improvement plans are in process for certain aspects of the operation. This facility is operating at approximately 75% of capacity.

     The Company owns a 25,000 square foot manufacturing facility in Coventry, England, free of any encumbrances. This facility has a productive capacity of approximately $15.0 million and currently, is operating at 90% of its productive capacity. The Company has completed designs to allow expansion of an additional 12,000 square feet of manufacturing space for future requirements.

     The Company's 45,000 square foot facility in Erkelenz, Germany has a mortgage loan with a term of 12 years and a fixed interest rate of 6.47%. At December 31, 1998, the principal balance was $1.7 million. This facility is well-suited to house equipment used for manufacturing and testing of the Company's products. The productive capacity of this facility is believed to be approximately $50.0 million. Currently, a very small portion of the manufacturing area is utilized. The Company intends to lease a portion of manufacturing floor space until such time that it is ready to increase its own production. The German factory will be used to produce the Company's products for distribution to local (European) markets.

     The Company's joint venture in Mainland China is operated from a rental facility in Shanghai. This facility has the necessary infrastructure in place for the manufacture of manifolds, and is still in the start-up phase. The Company believes the productive capacity of this facility is approximately $6.0 million. The Chinese factory will be used to produce products for distribution to local (Chinese) markets, and for export to Asian countries.

     The Company believes that its properties have been adequately maintained, are generally in good condition, and are suitable and adequate for its business as presently conducted. The extent of utilization of the Company's properties varies from time to time and among its facilities.

                           ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings other than routine litigation incidental to its business.

                    ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

                 ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

Market Information

     The Common Stock of the Company has been trading publicly under the symbol SNHY on the Nasdaq National Market since the Company's initial public offering on January 9, 1997. The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported in the Nasdaq National Market for the periods indicated:


                                                         High          Low
                1997
                ----
                First quarter
                (beginning January 9, 1997)             $12.375       $10.250
                Second quarter                           11.875        10.375
                Third quarter                            12.500        11.250
                Fourth quarter                           12.500        11.000
                1998
                ----
                First quarter                           $14.250       $11.500
                Second quarter                           18.250        13.500
                Third quarter                            16.500         9.250
                Fourth quarter                           11.500         8.000


Holders

     There were 115 shareholders of record of Common Stock on March 18, 1999. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 2,000 beneficial owners of Common Stock.

Dividends

     The Company declared a cash dividend of $.04 per share on February 26, 1999, to shareholders of record on March 31, 1999, payable on April 15, 1999. The Company declared quarterly cash dividends of $.04 per share, to shareholders of record on December 31, 1998, September 30, 1998, June 30, 1998 and March 31, 1998. These dividends were paid on January 15, 1999, October 15, 1998, July 15, 1998 and April 15, 1998, respectively. The Company declared quarterly cash dividends of $.035 per share to shareholders of record on December 31, 1997, October 1, 1997, July 3, 1997 and, March 31 1997. These dividends were paid on January 15 , 1998, October 15 , 1997, July 15, 1997 and April 15, 1997, respectively.

     The Board of Directors currently intends to continue to pay a quarterly dividend of $.04 per share during 1999. However, the declaration and payment of future dividends is subject to the sole discretion of the Board of Directors of the Company, and any determination as to the payment of future dividends will depend upon the Company's profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

                 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following summary should be read in conjunction with the consolidated financial statements and related notes and Exhibit 11.1 contained herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business."

     As of January 1, 1999, the Company changed from a calendar reporting year ending on December 31st to a fiscal year which will end on the Saturday closest to December 31st. Each quarter consists of two 4-week periods and one 5-week period.



                                                          YEARS ENDED DECEMBER 31,

                                          1998         1997        1996(4)          1995(4)       1994
                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
        Net sales                      $ 71,881      $ 64,198     $ 54,572        $ 55,388      $ 42,853
        Cost of sales                    52,537        44,621       37,185          34,581        27,512
                                       --------      --------     --------        --------      --------
        Gross profit                     19,344        19,577       17,387          20,807        15,341
        Selling, engineering and
          administrative expenses        11,656        11,275       12,097(1)       10,578         8,605
                                       --------      --------     --------        --------      --------
        Operating income                  7,688         8,302        5,290          10,229         6,736
        Interest expense                    837           905          823             814           859
        Miscellaneous (income)
          expense                        (1,669)          133          267             (79)           66
                                       --------      --------     --------        --------      --------
        Income before income taxes        8,520         7,264        4,200           9,494         5,811
        Deferred tax provision (2)           --            --        2,425              --            --
        Income tax provision
          (benefit) (3)                   2,873         2,554          704             633           408
                                       --------      --------     --------        --------      --------
        Net income                     $  5,647      $  4,710     $  1,071        $  8,861      $  5,403
                                       ========      ========     ========        ========      ========
        Basic net income
          per common share             $   0.89      $   0.75     $   0.27        $    .29      $   1.41
        Weighted average
          shares outstanding              6,345         6,308        3,978           3,878         3,825
        Diluted net income
          per common share             $   0.87      $   0.73     $   0.26        $   2.15      $   1.30
        Weighted average diluted
          shares outstanding              6,531         6,499        4,178           4,123         4,156





                                                    YEARS ENDED DECEMBER 31,
                                        1998        1997        1996        1995        1994
                                               (IN THOUSANDS EXCEPT PER SHARE DATA)

OTHER FINANCIAL DATA:
        Depreciation                  $ 4,387     $ 3,706     $ 2,857     $ 2,556     $ 2,197
        Capital expenditures            8,137       6,490      16,963       7,657       5,130

Balance Sheet Data:
        Cash and cash equivalents     $ 1,592     $ 1,249     $ 1,038     $ 2,434     $ 2,371
        Working capital                 5,629       6,100         958       4,326       5,085
        Total assets                   61,019      53,389      48,416      33,864      27,868
        Total debt                     11,907       9,564      17,218       6,186       8,025
        Shareholders' Equity           40,015      35,000      22,397      21,529      15,624


(1) Includes a non-recurring, non-cash compensation expense of $1.4 million related to the termination of employee phantom stock compensation agreements and the issuance of options to Directors. See Note 14 of the Notes to Financial Statements. Excluding such expense, pro forma net income for the twelve months ended December 31, 1996, would have been approximately $3.8 million.
(2) Resulting from the termination of the Company's S Corporation status as of December 31, 1996.
(3) The Company previously operated as an S Corporation. Therefore, the historical income tax provision for the years ended December 31, 1993, to December 31, 1996 represents primarily foreign taxes.
(4) Pro forma net income is based on historical income as adjusted to reflect a provision for income taxes calculated using the statutory rates in effect during the applicable periods, as if the Company had been a C Corporation since inception. See Notes 2 and 13 of the Notes to the Consolidated Financial Statements. Unaudited pro forma net income was $2,617 and $5,883 for the years ended December 31, 1996 and 1995, respectively. Pro forma net income per share is based on estimated weighted average number of shares outstanding during the period, after giving effect to the reorganization and the initial public offering. Unaudited diluted net income per share was $0.40 and $0.92 for the years ended December 31, 1996 and 1995, respectively.

                 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance, screw-in hydraulic cartridge valves and manifolds which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through independent distributors. Approximately 66% of product sales are used by the mobile equipment market and 34% are used by the industrial equipment market. In 1998, the Company generated approximately 32.5% of its net sales outside the United States, and the Company's single largest end-user customer represented less than 3% of net sales.

     Demand for the Company's products is dependent upon demand for the capital goods into which the Company's products are incorporated. The capital goods industry in general, and the fluid power industry in particular, is subject to economic cycles. According to the National Fluid Power Association, United States mobile hydraulic shipments were up 2.8% in 1998, from 1997 and industrial hydraulic shipments were up 7.4%; however, industry orders were down 4.7% in 1998, compared to 1997. North American distributor inventories of Sun products increased approximately 42% from December 1997 to December 1998. During the fourth quarter of 1998, the Company improved its product delivery times and significantly reduced its past due backlog. These improvements, coupled with distributor inventory increases during 1998 and the slowdown of business, could adversely affect orders, and thus, shipments, in the near term.

     Net sales increased 12.0% in 1998 compared to 1997. Orders for 1998 were 1.5% below 1997. During 1998, product delivery times improved and past due backlog was significantly reduced. This was due to the capacity expansion of the United States manufacturing operation completed during the first half of 1997, a company-wide initiative to reduce production lead times, and the fact that demand leveled off. Plans for additional capacity are in process, which the Company anticipates will be put place during 1999. The high-volume cartridge production cell will be moved from the Sarasota plant to the new Manatee County plant that was completed in 1997. An automated assembly machine and additional equipment will be added to the cell and a heat treat operation will be installed by the end of the year. The Sarasota plant will be rearranged to take advantage of the additional space created by the movement of the cell and will manufacture new products and products required in lower volumes. The expansion of the United Kingdom production facility has been postponed until a significant increase in customer demand is foreseen. The plant in Germany is proceeding with the start-up of prototype manifold production. Assembly of the Company's new electrically actuated product line (solenoid) is also anticipated to be performed in Germany for European customers.

     Operating profits were adversely affected in 1998 due to increases in manufacturing prime costs. This was a result of continued emphasis on improving customer delivery times and product quality. Material costs were particularly affected by outsourcing and increased costs of purchased parts. The Company has developed a procurement strategy and instituted an ongoing program to source quality parts more cost effectively. Management believes that the initiatives to increase capacity and productivity and decrease prime costs will start to have positive effects on operating profit by the second half of 1999.

     The new Series "0" product line sales were less than 1% of total net sales in 1998. There was little promotion of this product line due to production capacity constraints and long lead times for existing product lines. Marketing efforts will increase in 1999 as confidence is gained that customer delivery requirements can be satisfactorily met.

     An electrically actuated cartridge valve (solenoid) has been designed and is undergoing "beta" testing at several customer sites. A multi-year contract has been entered into with a supplier to provide the electrical assembly. Production is planned for the second quarter of this year. This is a new addressable market, which the Company believes is larger than the market for non-solenoid cartridge valves. Most of the Company's competitors offer solenoid cartridge valves as well as non-solenoid cartridge valves.

     Historically, new product line volume builds slowly and initially generates low margins. Margins improve as volume increases and the design and manufacturing processes mature. During 1999, profit should be positively affected by the series "0" and solenoid cartridge valve shipments; however, the percentage of cost of sales to sales will be adversely affected.

     On September 30, 1998, the Company purchased Korea Fluid Power, Ltd. ("KFP"), which formerly acted as the Company's Korean distributor, and had net sales in 1998 of approximately $2.5 million. In January 1999, the new subsidiary's name was changed to Sun Hydraulics Korea Corporation ("Sun Korea"). Sun Korea sells primarily to OEMs in the Korean mobile market and also manufactures aluminum manifolds that incorporate the Company's and other manufacturers screw-in cartridge valves.

     On November 1, 1998, the Company entered into a joint venture with its distributor for Taiwan to establish a distributorship and manifold manufacturing operation in mainland China. The Company has invested $0.3 million and has 50% ownership. A building has been leased in Shanghai, and start-up of operations is underway. Sales of the joint venture are not expected to be significant in 1999.

     Most of the Company's screw-in cartridge valve competitors produce screw-in cartridge valves that fit an industry common cavity that allows their products sometimes to be interchangeable. The industry common cavity is not supported by any national or global standards organizations. The International Standards Organization (ISO) recently developed a standard screw-in cartridge cavity that is different from the industry common cavity. The Company does not manufacture a product that fits either the industry common or the ISO standard cavity. Currently, the Company is not aware of any major competitor that produces a full line of standard products conforming to the ISO standard. The Company is aware that several competitors are designing, and some are producing, cartridge valves that are interchangeable with the Company's cartridge valves. The Company has long encouraged the hydraulics industry to recognize the benefits of the Company's cavity structure, which utilizes its unique cartridge valve designs, and is hopeful that the recent action by competition is an endorsement to that end. The Company believes the adoption by others of the cavity structure utilized by the Company will increase its total market opportunities.


Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company's statements of income as a percentage of net sales.


                                       YEARS ENDED DECEMBER 31,
                                       ------------------------
                                      1998        1997      1996
                                      ----        ----      ----
Net sales                            100.0%      100.0%     100.0%
Cost of sales                         73.1        69.5       68.1
                                     -----       -----      -----
Gross profit                          26.9        30.5       31.9
Selling, engineering and
  administrative expenses             16.2        17.6       22.2
                                     -----       -----      -----
Operating income                      10.7        12.9        9.7
Interest expense                       1.2         1.4        1.5
Miscellaneous (income) expense        (2.3)        0.2        0.5
                                     -----       -----      -----
Income before income taxes            11.8%       11.3%       7.7%
                                     =====       =====      =====


Comparison of Years Ended December 31, 1998 and 1997

Net Sales

     Net sales increased 12.0%, or $7.7 million, to $71.9 million in 1998, compared to $64.2 million in 1997. Domestic net sales increased 15.6%, or $6.6 million, to a total of $48.5 million in 1998, compared to $42.0 million in 1997. Domestic orders were flat year to year and the increase in domestic net sales was due primarily to an equivalent backlog reduction as a result of improved product delivery lead times. International net sales increased 5.0%, or $1.1 million, to $23.4 million in 1998, compared to $22.2 million in 1997. European net sales increased $1.6 million, or 10.7% in 1998 compared to 1997. Asian net sales decreased $1.2 million or 29.8% in 1998 compared to 1997.

Gross Profit

     Gross profit decreased slightly to $19.3 in 1998, compared to $19.6 in 1997. Gross profit as a percentage of net sales decreased to 26.9% in 1998 from 30.5% in 1997. The decrease in gross profit as a percent of sales was due primarily to increased manufacturing prime costs in the United States operation. Material costs increased as a percentage of net sales due to a full year effect of increases incurred primarily in the second half of 1997. These increases in 1997 related to parts cost increases primarily for engineering design changes and the outsourcing of parts. Direct labor and related direct expenses did not decrease appreciably as a percentage of net sales due to inefficiencies incurred to improve product delivery lead times.

Selling, Engineering and Administrative Expenses

     Selling engineering and administrative expenses increased $0.4 or 3.4% to $11.7 million in 1998, compared to $11.3 million in 1997. Increases in compensation, travel and meetings were offset by decreases in trade show, catalogue and general business expenses. The acquisition of Sun Korea contributed approximately $0.2 million to selling, engineering and administrative expenses. These expenses as a percentage of net sales decreased to 16.2% in 1998 from 17.6% in 1997.

Interest Expense

     Interest expense was $0.8 million and $0.9 million in 1998 and 1997, respectively. The interest expense related to long-term mortgages and related party debt decreased; however, this was offset by increased interest on the unsecured line of credit.

Miscellaneous (Income) Expense

     Miscellaneous income was $1.7 million in 1998 compared to $0.1 million of expense in 1997. In 1998, the Company received a $1.7 million payment in settlement of a business-interruption insurance claim. This claim was related to a fire in September 1996, at the Manatee County facility while it was under construction, and delayed the opening of operations.

Income Taxes

     The provision for income taxes for the year ended December 31, 1998 was 33.7% of pretax income compared to 35.2% for the year ended December 31, 1997. The decrease in the effective tax rate from 1997 to 1998, was due primarily to the mix of pretax income between the Company's operating segments and the resolution of tax audits.


Comparison of Years Ended December 31, 1997 and 1996

Net Sales

     Net sales increased 17.6%, or $9.6 million, to $64.2 million in 1997, compared to $54.6 million in 1996. Domestic net sales increased 16.7%, or $6.0 million, to a total of $42.0 million in 1997, compared to $35.9 million in 1996. International net sales increased 19.4%, or $3.6 million, to $22.2 million in 1997, compared to $18.6 million in 1996. Demand was strong in all major markets with an increase in orders of approximately 26% in 1997 compared to 1996. Sales in the first half of the year were restricted by capacity constraints and the disruptions of completing the capacity expansion in the United States. With the additional space gained through bringing the new plant in the United States on line in March 1997, worldwide shipments in the last six months of 1997 increased 27.4% over the same period in 1996 and increased 14.7% over the first six months of 1997.

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

Interest Expense

     Interest expense increased $0.1 million or 10% to $0.9 million in 1997 compared to $0.8 million in 1996. This was due to the use of the unsecured credit line in the United States throughout 1997, which required higher working capital related to increased sales volumes.

Miscellaneous (Income) Expense

     Miscellaneous (income) expense decreased $0.1 million to $0.1 million in 1997 due to interest income related to the temporary investment of cash received from the Company's initial public offering, offset by currency exchange losses, primarily in the German operation.

Income Taxes

     The provision for income taxes for the year ended December 31, 1997 was 35.2% of pretax income. The 1996 provision for income taxes included a $2.4 million deferred charge resulting from the termination of the Company's S Corporation status as of December 31, 1996. Excluding this charge, the pro forma 1996 provision for income taxes was 37.7% of income before taxes. The decrease in the effective tax rate from 1996 to 1997 was primarily due to the mix of pretax income between the United States the United Kingdom and Germany.

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



                                                              QUARTERLY RESULTS OF OPERATIONS


                                                                       QUARTER ENDED

                           Dec 31        Sep 30          Jun 30        Mar 31       Dec 31        Sep 30       Jun 30      Mar 31
                            1998          1998            1998          1998         1997          1997          1997        1997
                                                                        (in thousands)
Net Sales                $ 17,500      $ 17,664         $ 17,584      $ 19,133     $ 17,022     $ 17,301     $ 15,276     $ 14,599
Cost of sales              13,459        13,132           12,599        13,347       12,133       11,842       10,444       10,202
                         --------      --------         --------      --------     --------     --------     --------     --------
Gross profit                4,041         4,532            4,985         5,786        4,889        5,459        4,832        4,397
Selling, engineering
  and administrative
  expenses                  2,745         2,864            3,033         3,014        2,691        3,018        2,849        2,717
                         --------      --------         --------      --------     --------     --------     --------     --------
Operating income            1,296         1,668            1,952         2,772        2,198        2,441        1,983        1,680
Interest expense              130           216              231           260          252          285          216          152
Miscellaneous (income)
  expense                     (81)       (1,586)(1)          (45)           43           92           27           72          (58)
                         --------      --------         --------      --------     --------     --------     --------     --------
Income before income
  taxes                     1,247         3,038            1,766         2,469        1,854        2,129        1,695        1,586
Tax provision                 443         1,015              586           829          593          777          616          568
                         --------      --------         --------      --------     --------     --------     --------     --------
Net Income               $    804      $  2,023         $  1,180      $  1,640     $  1,261     $  1,352     $  1,079     $  1,018
                         ========      ========         ========      ========     ========     ========     ========     ========

(1) Includes a business-interruption insurance claim of $1,661, net of expenses.

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

     At December 31, 1998, the Company had working capital of $5.6 million. Cash flow from operations in 1998 was $8.6 million, compared to $6.5 million in 1997 and $7.0 million in 1996. The increase in the Company's cash flow from operations in 1998 compared to 1997 was due primarily to an increase in net income of $0.9 million and an increase in depreciation of $0.7 million. The decrease in the Company's cash flow from operations in 1997 compared to 1996 was due primarily to increased inventory levels in the plants in the United States and increased accounts receivable related to increased sales volume, offset partially by increases in net income and depreciation.

     Capital expenditures were $8.1 million in 1998 compared to $6.5 million in 1997, and $17.0 million in 1996. In 1998, $6.1 million was spent in the United States operations, $1.2 million was spent in the United Kingdom, and $0.8 was spent in Germany. In 1997, $1.1 million was spent to complete the new facilities in the United States and Germany and the balance of $5.4 million for machinery and equipment. Capital expenditures in 1996 included $12.6 million for buildings and land improvements for the United States and German facilities and $4.4 million for machinery and equipment.

     In 1996, the Company was awarded a grant of $0.4 million by the German government, which helped to offset the cost of the German facility. The grant required that the German operation employ 26 people by June 30, 1998. This deadline has now been extended until September 30, 1999, and if the requirement is not met, 50% of the grant plus interest will have to be repaid. This amount has been recorded as a deferred grant. The repayment of the $0.2 million would only affect cash and would have effect on net income.

     The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contains pre-payment penalties.

     In February 1997, the Company negotiated a one-year, unsecured revolving credit facility in the United States. The new credit facility provided for a maximum availability of $10.0 million, payable on demand at the lender's prime rate of interest, and contained no debt covenants. At December 31, 1998, $3.9 million was outstanding under this credit facility. In February 1998, the Company renegotiated this unsecured credit facility for a term of one year and an interest rate equal to the bank lender's prime rate less 1%, or LIBOR plus 1.9% for predetermined periods of time at the Company's option.

     In England, the Company has a $1.2 million line of credit, denominated in British pounds, which bears interest at a floating rate equal to 2.25% over the bank's base rate and is payable on demand. At December 31, 1998, there was no balance outstanding on this credit facility.

     The German line of credit is denominated in German marks and is payable on demand, with interest payable at the lender's prime rate.

     A 10-year mortgage note of $6.1 million was obtained in May 1996, at a fixed interest rate of 8.25% for construction of the Manatee county facility. Terms on the new mortgage note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year note with a 15-year amortization schedule. In March 1998, this mortgage note was renegotiated to an interest rate of 7.875%. In March 1999, this mortgage note was renegotiated to an interest rate 7.375%. New terms are monthly principal and interest payments with remaining principal due July 1, 2006.

     In May 1996, the Company obtained a mortgage loan of approximately $2.4 million, denominated in German marks, for the new facility in Erkelenz, Germany. The loan has a term of 12 years and bears interest at 6.47%. In February 1999, the Company secured three loans in Germany, a ten year 5.1% fixed interest rate loan for approximately $0.3 million, a ten year 5.1% fixed interest rate loan for approximately $0.1 million, and a ten year 3.5% fixed interest rate loan for approximately $0.8 million.

     In addition, the Company has $1.1 million in notes payable to former shareholders, which bear interest at a weighted rate of 15%, with terms expiring in one to four years. These notes were issued by the Company in connection with the repurchase of shares of common stock from former shareholders, and do not allow for prepayment by the Company.

     On September 30, 1998, the Company acquired its distributor in Korea for $0.8 million. The Korean Company had approximately $0.8 million of loans outstanding with interest rates from 6.0% to 15.0%. In December 1998, the Company paid $0.6 million to pay off the higher interest rate loans. At December 31, 1998, the outstanding balance of these loans was $0.2 million.

     In January 1997, the Company received $20.3 million of proceeds from its initial public offering of 2,300,00 shares of common stock. Net proceeds after expenses were approximately $19.3 million of which $10.5 million was distributed to shareholders of record as of December 31, 1996; $2.9 million was used to repay an equipment note; $2.4 million was used to repay the mortgage on the Sarasota facility; $1.0 million was paid on the mortgage on the Manatee facility; $1.4 million was paid on the United States revolving line of credit; and the remaining $1.1 million was used for working capital.

     The Company received payment of $1.8 million (or $1.7 million, net of expenses) related to a business-interruption insurance claim in September 1998. The claim was related to a fire in the Manatee plant in the United States, which occurred while the plant was under construction. This fire delayed the opening of the new plant which, in turn, delayed the rearrangement of the cartridge operation and the creation of the cellular production for high volume models.

     The Company believes that cash generated from operations and borrowing availability under the $10 million bank line of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.


YEAR 2000 READINESS DISCLOSURE

     Management continues to evaluate the issues associated with the year 2000 in an effort to minimize the impact of the millennium date change on its business operations, information technology systems, and production infrastructure. In general, these issues arise from the fact that many existing computer systems, including hardware, software and embedded technology, only use the last two digits to refer to a year. Accordingly, many of these computer systems will not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, these computer systems could fail or create erroneous results.

     The Company has established the following four-phased approach to address the year 2000 issue: (1) assessment, (2) testing, (3) renovation and (4) validation. With regard to its internal operations, the assessment phase consist of (i) the inventory of all systems, including hardware, software and embedded systems (such as the Company's CNC equipment) in all of Company's locations, (ii) the identification of all critical applications, and (iii) the collection of all internal source codes. Other than with regard to its embedded systems, this phase is now substantially completed. The Company anticipates full completion, including assessment of its embedded systems, by the end of the second quarter of 1999.

     With regard to its external relationships, the assessment phase includes surveying the Company's material suppliers, distributors, and customers to determine the potential exposure to the Company if such parties fail to correct their year 2000 issues in a timely manner. The Company has now received responses to approximately fifty percent of its third party questionnaires. The Company anticipates the completion of this external assessment by the end of the fourth quarter of 1999.

     The Company is currently testing all critical applications for year 2000 readiness and anticipates completion of this testing by the second quarter of 1999. The Company defines "year 2000 ready" to mean that neither the performance nor functionality of any of its critical systems, including both information technology and non-information technology systems, will be materially affected by dates prior to, during and after the year 2000. While testing continues, the Company has entered its renovation phase by commencing the replacement of the computer systems in two of its five locations (the United States Sarasota facility and the United Kingdom operation) with "enterprise manufacturing systems" that, according to representations made by the systems' manufacturers, are currently year 2000 ready. The final phase of the Company's year 2000 readiness plan is a validation phase, during which upgraded systems will be re-tested.

     The Company anticipates all phases of its year 2000 readiness plan, including the validation phase, to be completed by the end of the fourth quarter of 1999. There can, however, be no assurance that these deadlines will be met or precisely when the Company will be year 2000 ready.

     The Company has not yet obtained information sufficient to quantify the potential effects of possible internal and external year 2000 non-compliance so as to determine the likely worst-case scenarios or to develop contingency plans to deal with such scenarios. A significant interruption in the company's business due to a year 2000 non-compliance issue, however, could have a material adverse effect on the Company's financial position, operations, and liquidity. Also, there can be no assurance that the systems of other companies on which the Company relies will be timely converted or that any such failure to convert by another company will not have an adverse effect on the Company's operations. While the Company intends to develop appropriate contingency plans prior to the end of the fourth quarter of 1999, there can be no assurances that the Company's contingency plans, once developed, will substantially reduce the risk of year 2000 non-compliance.

     The Company estimates that the total costs of its year 2000 project will be approximately $0.9 million, including costs totaling $0.7 million incurred through December 31, 1998. These expenditures are being funded through operating cash flows. Although there can be no assurances thereof, the estimated costs of the year 2000 project are not expected to have a material impact on the Company's business, operations or financial condition in future periods.

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

INFLATION

     The impact of inflation on the Company's operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had, and the Company does not expect that it will have, a material impact upon operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

EURO

     On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their national currencies and the "euro," which will ultimately result in the replacement of the currencies of these participating countries with the euro (the "Euro Conversion"). The Company is currently assessing the potential impact of the Euro Conversion and has initiated an internal analysis to plan for the conversion and implement remediation measures. The Company's analysis will encompass the costs and consequences of incomplete or untimely resolution of any required systems modifications, various technical and operational challenges and other risks including possible effects on the Company's financial position and results of operations. Costs associated with the Euro Conversion are being expensed by the Company during the period in which they are incurred and are not currently anticipated to be material. The Company presently believes that, with remediation measures, any material risks associated with the Euro Conversion can be mitigated.

            ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                  MARKET RISK

     The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At December 31, 1998, the Company had approximately $4.0 million in variable-rate debt outstanding and, as such, the market risk is immaterial based upon a 10% increase or decrease in interest rates. The Company manages this risk by selecting debt financing at the bank's prime rate less 1%, or the Libor rate plus 1.9%, whichever is the most advantageous.

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

     Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company's products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; (vi) the Company's ability timely to become Year 2000 ready, including the Company's ability to identify all critical systems that will be impacted by the Year 2000, the Company's ability, in a cost-efficient manner, to correct, upgrade or replace such systems, and the Year 2000 readiness of third parties with which the Company has material relationships; and (vii) changes relating to the Company's international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Risk Factors" in the Form S-1 Registration Statement and Prospectus for the Company's initial public offering, and "Business" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in this Form 10-K for the year ended December 31, 1998. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to financial statements:

            Report of Independent Certified Public Accountants               32

            Consolidated Balance Sheets as of December 31, 1998 and 1997     33

            Consolidated Statements of Income for the years ended
                    December 31, 1998, 1997, and 1996                        34

            Consolidated Statements of Shareholders' Equity and
                    and Comprehensive Income for the years ended
                    December 31, 1998, 1997, and 1996                        35

            Consolidated Statements of Cash Flows for the years ended
                    December 31, 1998, 1997, and 1996                        36

            Notes to Consolidated Financial Statements                       37


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Sun Hydraulics Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP
Tampa, Florida
March 5, 1999

SUN HYDRAULICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   1998              1997
        ASSETS

Current assets:
   Cash and cash equivalents                                    $ 1,592            $ 1,249
   Accounts receivable, net of allowance for
      doubtful accounts of $169 and $47                           5,342              4,558
   Inventories                                                    8,125              6,775
   Other current assets                                             891                932
                                                                -------            -------
        Total current assets                                     15,950             13,514

Property, plant and equipment, net                               44,003             39,789
Other assets                                                      1,066                 86
                                                                -------            -------
        Total assets                                            $61,019            $53,389
                                                                =======            =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $ 2,877            $ 2,847
   Accrued expenses and other liabilities                         2,065              2,174
   Long-term debt due within one year                             4,302              1,035
   Notes payable to related parties due within one year             578                757
   Dividends payable                                                254                221
   Income taxes payable                                             245                380
                                                                -------            -------
        Total current liabilities                                10,321              7,414

Long-term debt due after one year                                 6,461              6,620
Notes payable to related parties due after one year                 566              1,152
Deferred income taxes                                             3,656              3,203
                                                                -------            -------
        Total liabilities                                        21,004             18,389
                                                                -------            -------

Commitments and contingencies (Note 17)

Shareholders' equity:
Preferred stock                                                       -                  -
Common stock                                                          6                  6
   Capital in excess of par value                                24,386             24,163
   Retained earnings                                             15,363             10,732
   Accumulated other comprehensive income                           260                 99
                                                                -------            -------
        Total shareholders' equity                               40,015             35,000
                                                                -------            -------
        Total liabilities and shareholders' equity              $61,019            $53,389
                                                                =======            =======

         The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       YEARS ENDED DECEMBER 31,
                                                            1998                  1997               1996
                                                            ----                  ----               ----

NET SALES                                                 $71,881               $64,198            $54,572

Cost of sales                                              52,537                44,621             37,185
                                                          -------               -------            -------
GROSS PROFIT                                               19,344                19,577             17,387

Selling, engineering and
 administrative expenses                                   11,656                11,275             12,097
                                                          -------               -------            -------
OPERATING INCOME                                            7,688                 8,302              5,290

Interest expense                                              837                   905                823
Other miscellaneous (income) expense                       (1,669)                  133                267
                                                          -------               -------            -------
INCOME BEFORE INCOME TAXES                                  8,520                 7,264              4,200

Income tax provision                                        2,873                 2,554              3,129
                                                          -------               -------            -------
NET INCOME                                                $ 5,647               $ 4,710            $ 1,071
                                                          =======               =======            =======
BASIC NET INCOME PER COMMON SHARE                         $  0.89               $  0.75            $  0.27

WEIGHTED AVERAGE SHARES OUTSTANDING                         6,345                 6,308              3,978

DILUTED NET INCOME PER COMMON SHARE                       $  0.87               $  0.73            $  0.26

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING                 6,531                 6,499              4,178


         The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(IN THOUSANDS)


                                                                                                 ACCUMULATED
                                                                       CAPITAL IN                   OTHER
                                                             COMMON     EXCESS OF   RETAINED    COMPREHENSIVE
                                                SHARES       STOCK      PAR VALUE   EARNINGS        INCOME      TOTAL

Balance, December 31, 1995                       3,958      $ 2,181     $   997     $ 18,676        $(325)     $21,529

Issuance of stock options                                                 2,110                                  2,110
Suninco step-up for purchase accounting                                     185                                    185
Exercise of stock options                           42                       70                                     70
Repurchase and retirement of shares                                         (41)                                   (41)
Exchange of shares in merger                                     (2)       (602)         604                         -
Distributions to shareholders                                                         (2,901)                   (2,901)
Comprehensive income:
  Net income                                                                           1,071                     1,071
  Other comprehensive income:
    Foreign currency translation adjustments                                                          374          374
                                                                                                               -------
Comprehensive income                                                                                             1,445
                                                 -----      -------     -------     --------        -----      -------
Balance, December 31, 1996                       4,000        2,179       2,719       17,450           49       22,397

Net proceeds from stock offering                 2,300            2      19,250                                 19,252
Distributions to shareholders                                                        (10,545)                  (10,545)
Dividends declared                                                                      (883)                     (883)
Merger with Sun Holdings (Note 2)                            (2,175)      2,123                                    (52)
Exercise of stock options                           22                       71                                     71
Comprehensive income:
  Net income                                                                           4,710                     4,710
  Other comprehensive income:
    Foreign currency translation adjustments                                                           50           50
                                                                                                               -------
Comprehensive income                                                                                             4,760
                                                 -----      -------     -------     --------        -----      -------
Balance, December 31, 1997                       6,322            6      24,163       10,732           99       35,000
Dividends declared                                                                    (1,016)                   (1,016)
Exercise of stock options                           39                      223                                    223
Comprehensive income:
  Net income                                                                           5,647                     5,647
  Other comprehensive income:
    Foreign currency translation adjustments                                                          161          161
                                                                                                               -------
Comprehensive income                                                                                             5,808
                                                 -----      -------     -------     --------        -----      -------
Balance, December 31, 1998                       6,361      $     6     $24,386     $ 15,363        $ 260      $40,015
                                                 =====      =======     =======     ========        =====      =======



         The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                     YEARS ENDED DECEMBER 31,
                                                              1998            1997             1996
                                                              ----            ----             ----

Cash flows from operating activities:
  Net income                                               $ 5,647          $  4,710         $  1,071
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation                                           4,387             3,706            2,857
      Compensation expense of stock options                      -                 -            2,110
      Provision for deferred income taxes                      453               625            2,494
     (Increase) decrease in:
        Accounts receivable                                   (543)           (1,023)              39
        Inventories                                           (877)           (2,324)              27
        Other current assets                                    38               200             (910)
        Other assets                                            86               962           (1,021)
      Increase (decrease) in:
        Accounts payable                                      (167)             (426)             281
        Accrued expenses and other liabilities                (279)              213              773
        Income taxes payable, net                             (135)              (81)             (29)
        Other liabilities                                        -               (20)            (732)
                                                           -------          --------         --------
        Net cash provided by operating activities            8,610             6,542            6,960
                                                           -------          --------         --------
Cash flows from investing activities:
   Investment in acquisition and joint venture              (1,110)                -                -
   Capital expenditures                                     (8,137)           (6,490)         (16,963)
   Proceeds from dispositions of equipment                     143               207               23
                                                           -------          --------         --------
        Net cash used in investing activities               (9,104)           (6,283)         (16,940)
                                                           -------          --------         --------
Cash flows from financing activities:
   Proceeds from debt                                        9,323             5,580           16,502
   Repayment of debt                                        (7,039)          (12,579)          (4,896)
   Repayment of notes payable to related parties              (765)             (655)            (574)
   Purchase accounting -- Suninco                                -                 -              185
   Proceeds from exercise of stock options                     223                71               70
   Repurchase of shares                                          -                 -              (41)
   Net proceeds from stock offering                              -            19,252                -
   Cash paid for Sun Holdings merger (Note 2)                    -               (52)               -
   Dividends to shareholders                                  (983)             (663)               -
   Distributions to shareholders                                 -           (11,052)          (3,036)
                                                           -------          --------         --------
        Net cash provided by (used in) financing activities    759               (98)           8,210
                                                           -------          --------         --------

Adjustment for other comprehensive income                       78                50              374
                                                           -------          --------         --------
Net increase (decrease) in cash and cash equivalents           343               211           (1,396)
Cash and cash equivalents, beginning of period               1,249             1,038            2,434
                                                           -------          --------         --------
Cash and cash equivalents, end of period                   $ 1,592          $  1,249         $  1,038
                                                           =======          ========         ========
Supplemental disclosure of cash flow information:
   Cash paid  for:
Interest                                                   $   954         $   1,206         $    324
                                                           =======          ========         ========
Income taxes                                               $ 2,555         $   2,010         $    587
                                                           =======          ========         ========

         The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

                           SUN HYDRAULICS CORPORATION
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)


1.       BUSINESS

         Sun Hydraulics Corporation and its wholly-owned subsidiaries (the "Company"), design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, and Korea. Sun Hydraulics Corporation ("Sun Hydraulics"), with its main offices located in Sarasota, Florida, designs, manufactures and sells through independent distributors in the United States. Sun Hydraulik Holdings Limited ("Sun Holdings"), a wholly-owned subsidiary of the Company, was formed to provide a holding company vehicle for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, "Sun Ltd.") and Sun Hydraulik GmbH (a German corporation, "GmbH"). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England and GmbH, located in Erkelenz, Germany, markets the Company's products in German-speaking European markets. Sun Hydraulics Korea Corporation ("Sun Korea"), a wholly-owned subsidiary of the Company, was acquired September 24, 1998, (see Note 4). Sun Korea, located in Inchon, South Korea, operates a manufacturing and distribution facility.

2.       REORGANIZATION AND INITIAL PUBLIC OFFERING

         The consolidated financial statements of the Company consist of the financial position and results of operations of Sun Hydraulics, Sun Holdings, and Sun Korea. Sun Hydraulics and Suninco, Inc. ("Suninco") completed a merger on June 28, 1996 by exchanging Sun Hydraulics' common stock for all of the outstanding stock of Suninco. The share exchange was accounted for in a manner similar to a pooling of interest, except for shares held by the minority shareholders which were accounted for at the fair market values of the proportionate share of related assets and liabilities. The fair value of their minority interest shares in excess of net book value were allocated to Sun Hydraulics' long-term assets on a pro-rata basis, resulting in an increase of $38 and $245 to land and buildings, respectively.

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

         The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission effective January 9, 1997, and issued 2,300,000 shares of common stock in an initial public offering ("IPO"), with an initial offering price of $9.50. The IPO net proceeds of $19,252, the exchange of shares with Sun Holdings, and the distribution of previously taxed S Corporation retained earnings are reflected in the statement of changes in shareholders' equity and comprehensive income.

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

         The Company has 20,000,000 authorized shares of common stock, par value $0.001, with 6,360,922 shares outstanding at December 31, 1998. The Company also has 2,000,000 authorized shares of preferred stock, par value $0.001, with no shares outstanding.


3.       ACQUISITION AND JOINT VENTURE

         On September 30, 1998, Sun Hydraulics acquired 100% of the equity shares of Korea Fluid Power Co. Ltd. ("KFP"), which had been the Company's exclusive distributor in South Korea since 1988. This wholly-owned subsidiary's name was changed to Sun Hydraulics Korea Corporation in January 1999. The acquisition price paid by the Company was $860. The amounts paid in excess of the net book value have been capitalized as goodwill, and are amortized over a period of 15 years. Goodwill is recorded under other assets in the Company's financial statements, and was $558 as of December 31, 1998.

         On November 1, 1998, Sun Hydraulics entered into a 50/50 joint venture agreement ("joint venture") with Links Lin, the owner of Sun Hydraulics Corporation's Taiwanese distributor. This agreement provides for an initial capital contribution of $250, which is recorded in other assets in the Company's financial statements.


4.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that all costs incurred in start-up activities be expensed as incurred. Start-up activities include the costs associated with one-time activities related to opening a new facility, introducing a new product or service, conducting business with a new class of customer or initiating a new process in an existing facility. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company's organization cost of $41 related to the acquisition of Sun Korea is required to be written off as a change in accounting policy in fiscal 1999.

5.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies followed in the preparation of the Company's consolidated financial statements is set forth below:

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts and operations of Sun Hydraulics and its direct and indirect subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. As a result of the Reorganization in 1997 (See Note 2), financial statements for 1998 and 1997 are on a consolidated basis and financial statements for 1996 are on a combined basis.

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

52 WEEK FISCAL YEAR

         Commencing in fiscal year 1999, the Company implemented a fiscal year which ends on the Saturday nearest to the end of the month of December. Each quarter consists of two 4-week periods and one 5-week period.

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

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight line method over the following useful lives:


                                                              Years
                                                              -----

         Software and computer equipment                     3  -  5
         Machinery and equipment                             4  - 12
         Furniture and fixtures                              4  - 10
         Leasehold and land improvements                     5  - 15
         Buildings                                                40


         Capitalized interest was $90, $160, and $293, for the years ended December 31, 1998, 1997 and 1996, respectively.

CAPITALIZED SOFTWARE COSTS

         Capitalized software costs are accounted for under "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and are recorded at cost less accumulated depreciation. Software is capitalized upon the successful testing of the system. Depreciation is charged to income over the estimated useful life of the software. The amount recorded under SOP 98-1 as of December 31, 1998, was $681, is recorded as Project in Process, and will be capitalized upon completion. Since the systems are still in process, no depreciation expense related to capitalized software have been recorded as of December 31, 1998.

VALUATION ASSESSMENT OF LONG-LIVED ASSETS

         Management periodically evaluates long-lived assets for potential impairment and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of December 31, 1998, management does not believe that an impairment reserve is required.

OTHER ASSETS

         Other assets include goodwill of $558 and other acquisition costs of $144 related to the acquisition of Sun Korea, and an equity investment in the Company's joint venture of $247, which are discussed further in Note 3. Goodwill, which represents the excess of purchase price of acquisitions over the fair value of the net assets acquired, is carried at cost, net of accumulated amortization and amortized on a straight-line basis over fifteen years. Other acquisition costs are carried at cost, net of accumulated amortization and amortized on a straight-line basis over fifteen years. The equity investment is established at cost and adjusted for investment income or loss and dividend distributions for each period.

REVENUE RECOGNITION

         Sales are recognized when products are shipped. Sales incentives are granted to customers based upon the volume of purchases. These sales incentives are recorded at the time of sales as a reduction of gross sales.

RESEARCH AND DEVELOPMENT EXPENSE

         Included in selling, engineering and administrative expenses are amounts incurred for research and development costs paid to third parties for the Company's manufacturing processes and related software which approximated $466, $630, and $1,007 for the years ended December 31, 1998, 1997 and 1996, respectively.

ADVERTISING COSTS

         The Company expenses the costs for advertising and promotional literature during the year incurred. Included in selling, engineering and administrative expenses are amounts incurred for advertising and promotional literature which approximated $262, $719, and $641 for the years ended December 31, 1998, 1997 and 1996, respectively.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

         The Company follows the translation policy provided by Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The Pound Sterling is the functional currency of Sun Ltd. The Deutsche Mark is the functional currency of GmbH. The South Korean Won is the functional currency of Sun Korea. The U.S. Dollar is the functional currency for Sun Hydraulics and the reporting currency for the consolidated group. The monetary assets and liabilities of Sun Ltd., GmbH, and Sun Korea are translated at the exchange rate in effect at the balance sheet date, while all other assets, liabilities, and shareholders' equity, income and expense items are translated at the average annual rate of exchange for the period. The resulting unrealized translation gains and losses are included in the component of shareholders' equity designated as "accumulated comprehensive income." Realized gains and losses from foreign currency translations are included in miscellaneous (income) expense.

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

         Prior to December 31, 1996, Sun Hydraulics had elected to be taxed under the S Corporation provisions of the Internal Revenue Code. Historically, the shareholders of Sun Hydraulics included their pro rata share of income or loss in their individual returns. A portion of the distributions to shareholders was related to their individual income tax liabilities, resulting From S Corporation taxable earnings (see Note 13). Effective December 31, 1996, Sun Hydraulics converted to C Corporation status and Sun Hydraulics' subsequent earnings are subject to corporate income taxes. Accordingly, for informational purposes, the December 31,

1996 statement of income reflects an unaudited pro forma income tax provision which would have been recorded if Sun Hydraulics had been a C Corporation, based on the tax laws in effect during those periods.

STOCK-BASED COMPENSATION

         The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") during 1996. Upon adoption, the Company retained the intrinsic value method of accounting for stock-based compensation and has disclosed the effects of adopting this pronouncement in the notes to the financial statements (see Note 14).

RECLASSIFICATIONS

         Certain prior year balances have been reclassified to be consistent with current year presentation. Such reclassifications had no effect on total assets, equity, net income, or total cash flows.

6.       FAIR VALUE OF INVESTMENTS

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

         The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to the nature of their short maturities.

         The carrying amount of long-term debt approximates fair value, as the interest rates on the debt approximate rates currently available to the Company for debt with similar terms and remaining maturities.

         The fair value of the notes payable to related parties is estimated based on the current rates offered to the Company for similar debt. The estimated fair value of the Company's related party notes payable is approximately $1,133, and $1,630 at December 31, 1998 and 1997, respectively.

7.       INVENTORIES


                                                                      December 31,           December 31,
                                                                          1998                   1997


         Raw materials                                                  $    575               $    214
         Work in process                                                   4,751                  4,348
         Finished goods                                                    2,799                  2,213
                                                                        --------               --------
                                                                        $  8,125               $  6,775
                                                                        ========               ========

8.       PROPERTY, PLANT AND EQUIPMENT

                                                                      December 31,           December 31,
                                                                          1998                   1997

         Machinery and equipment                                        $ 33,736               $ 28,165
         Office Furniture and EDP equipment                                6,736                  5,880
         Buildings                                                        18,408                 17,663
         Leasehold and land improvements                                     557                    760
         Construction in progress                                          2,005                    838
         Land                                                              2,099                  1,581
                                                                        --------               --------
                                                                          63,541                 54,887
         Less:  Accumulated depreciation                                 (19,538)               (15,098)
                                                                        --------               --------
                                                                        $ 44,003               $ 39,789
                                                                        ========               ========

9.       ACCRUED EXPENSES AND OTHER LIABILITIES


                                                                      December 31,           December 31,
                                                                          1998                   1997


         Compensation and benefits                                      $    951               $  1,348
         Deferred grant                                                      424                    424
         Taxes                                                                20                    117
         Interest                                                             40                     75
         Warranty expense                                                    130                     30
         Other accrued expenses                                              157                    180
         Due to joint venture                                                245                      -
         Advertising                                                          20                      -
         Professional Fees                                                    78                      -
                                                                        --------               --------
                                                                        $  2,065               $  2,174



10.      LONG-TERM DEBT


                                                                      December 31,           December 31,
                                                                          1998                   1997

Lines of credit agreements                                              $  3,974               $    666

Secured notes payable-Korea                                                  177                      -

Mortgage note payable-U.S. Manatee County facility                         4,864                  4,990
Mortgage note payable-German facility                                      1,748                  1,999
                                                                        --------               --------
                                                                          10,763                  7,655
Less amounts due within one year                                          (4,302)                (1,035)
                                                                        --------               --------
                                                                        $  6,461               $  6,620
                                                                        ========               ========


         The remaining principal payments are due as follows: 2000 - $338; 2001
- $351; 2002 - $365; 2003 - $379; and 2004 thereafter - $5028.

         The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

         The United States had a $1,700 revolving credit agreement, secured by all inventory and accounts receivable, bearing interest at the lender's prime rate with a maturity date of March 1, 1997. In February 1997, the Company negotiated a one-year, unsecured revolving credit facility to replace the $1,700 revolving credit agreement. This credit facility provided for a maximum availability of $10,000, payable on demand at the lender's prime rate of interest, and contained no debt covenants. In February 1998, the Company renegotiated this unsecured credit facility for an additional one year term and an interest rate equal to the bank lender's prime rate less 1%, or

LIBOR plus 1.9% for predetermined periods of time at the Company's option. At December 31, 1998, the interest rate was 6.75%, and $3,940 was outstanding under this credit facility.

         In England, the Company has a $1,200 line of credit, denominated in British pounds, which bears interest at a floating rate equal to 2.25% over the bank's base rate and is payable on demand. At December 31, 1998, there was no balance outstanding on this credit facility.

         The German line of credit is a demand note denominated in German marks with interest payable at the lender's prime rate. At December 31, 1998, the interest rate was 8.5%, and $34 was outstanding under this credit facility.

         In February 1999, the Company secured three loans in Germany, a ten year 5.1% fixed interest rate loan for approximately $300, a ten year 5.1% fixed interest rate loan for approximately $1,000, and a ten year 3.5% fixed interest rate loan for approximately $800.

         Sun Korea has various notes denominated in Korean Won, and secured by property, plant and equipment, with interest payable at fixed rates ranging from 6% to 7.5% and maturities ranging from February 1999 to March 2005. At December 31, 1998, $177 was outstanding under these credit facilities.

         A 10-year mortgage loan of $6,187 was obtained at a fixed interest rate of 8.25% for construction of the Manatee facility. Terms on the construction note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year mortgage note with a 15-year amortization schedule. The Company applied $1,000 of the IPO proceeds toward repayment of this note. In February 1998, this mortgage note was renegotiated to an interest rate of 7.875%. Effective April 1999, this mortgage note will have an interest rate of 7.375%. Terms are monthly principal and interest payments of $43 for 8.25 years with remaining principal due July 1, 2006. At December 31, 1998, $4,864 was outstanding under this mortgage note.

         In May 1996, the Company obtained a mortgage loan of approximately $2,400, denominated in German marks, for the new facility in Erkelenz, Germany. The loan has a term of 12 years and bears interest at 6.47%. At December 31, 1998, $1,748 was outstanding under this mortgage note.

11.      RELATED PARTIES

         Notes payable to related parties include the following:



                                                                      December 31,           December 31,
                                                                          1998                   1997

         15% unsecured note payable for repurchase and
           retirement of stock, quarterly principal and
           interest installments ranging from $1 to $70
           through 2001.                                                 $  950                 $1,680
         10% unsecured notes payable for phantom
           compensation, quarterly principal and
           interest payments of $14 payable through
           2002.                                                            194                    229
                                                                         ------                -------
                                                                          1,144                  1,909
         Less amounts due within one year                                  (578)                  (757)
                                                                         ------                -------
                                                                         $  566                $ 1,152
                                                                         ======                =======


         The remaining principal payments are due as follows: 2000 - $365; 2001
- $135; 2002 - $52; and 2003 - $14.

         The 15% notes payable represent the repurchase and retirement of stock to related parties for the years 1989 to 1993. These notes represent the repurchase of shares of common stock from four retiring employees, one employee of retirement age who was still employed by the Company at the time the shares were repurchased, and former shareholders related to the principal shareholder of the Company. These agreements contain a provision disallowing prepayment.

         During 1995, Sun Hydraulics entered into a 35-month agreement with SunOpTech, Ltd. ("SunOpTech"), a limited partnership formed to further the development of the manufacturing software used in the Company's production process. A significant shareholder of Sun Hydraulics, who owns approximately 36% of the Company, owns 51% of the stock of the general partner of SunOpTech. In exchange for the development of computer software and computer support, Sun Hydraulics paid approximately $1,000 over the three-year period. Fees paid under this agreement for the year ended December 31, 1998 were $33. For the years ended December 31, 1998, 1997 and 1996, Sun Hydraulics paid SunOpTech's expenses of $45, $291, and $203, respectively. These expenses are included in selling, engineering and administrative expenses. Additionally, Sun Hydraulics provided certain administrative support and office space to SunOpTech at no charge.

12.      DISTRIBUTIONS AND DIVIDENDS TO SHAREHOLDERS

         The Company declared distributions of $1,016, $10,545 and $2,901 to shareholders in 1998, 1997 and 1996, respectively. A portion of the 1996 distributions were to fund shareholders' individual income tax liabilities related to the S Corporation taxable earnings.

         Subsequent to the IPO, the Company distributed all of Sun Hydraulics' previously undistributed retained earnings totaling $10,545 related to the S Corporation. A distribution of

$9,446 representing 90% of the total undistributed retained earnings was paid in January 1997. The remaining 10% of $1,099 was paid in May 1997.

         The Company declared a cash dividend of $.04 per share on February 26, 1999, to shareholders of record on March 31, 1999, payable on April 15, 1999. The Company declared quarterly cash dividends of $.04 per share, to shareholders of record on December 31, 1998, September 30, 1998, June 30, 1998 and March 31, 1998. These dividends were paid on January 15, 1999, October 15, 1998, July 15, 1998 and April 15, 1998, respectively. The Company declared quarterly cash dividends of $.035 per share, to shareholders of record on December 31, 1997, October 1, 1997, July 3, 1997 and, March 31 1997. These dividends were paid on January 15 , 1998, October 15 , 1997, July 15, 1997 and April 15, 1997, respectively.


13.      INCOME TAXES

         Pretax income from continuing operations is taxed under the following jurisdictions:

                                                                   Years ended December 31,
                                                          -------------------------------------------
                                                           1998                 1997            1996
                                                          ------               ------          ------

         United States                                    $6,854               $4,962           2,190
         Foreign                                           1,666                2,302           2,010
                                                          ------               ------          ------
         Total                                            $8,520               $7,264          $4,200
                                                          ======               ======          ======



         The income tax provision consists of the following:

                                                                    Years ended December 31,
                                                          -------------------------------------------
                                                           1998                 1997            1996
                                                          ------               ------          ------

Current tax expense:
  United States                                           $1,662               $1,157          $    7
  State and local                                            159                   75               -
  Foreign                                                    600                  697             621
                                                          ------               ------          ------
  Total current                                            2,421                1,929             628
                                                          ------               ------          ------
Deferred tax expense (benefit):
  United States                                              411                  615           2,170
  State and local                                             36                   14             255
  Foreign                                                      5                   (4)             76
                                                          ------               ------          ------

  Total deferred                                             452                  625           2,501
                                                          ------               ------          ------
Total income tax provision                                $2,873               $2,554          $3,129
                                                          ======               ======          ======

         The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

                                                                   Years ended December 31,
                                                          -------------------------------------------
                                                           1998                 1997            1996
                                                          ------               ------          ------

U.S. federal taxes at statutory rate                      $2,897               $2,461          $1,428
     Increase(decrease)
       Benefit of foreign sales corporation                  (60)                   -               -
       Foreign income taxed at higher rate                   (59)                 (80)             14
       Conversion of S to C Corporation                        -                    -           2,354
       S Corporation income                                    -                    -            (724)
       Nondeductible items                                    41                   39              57
       State and local taxes, net                            137                  138               -
       Other                                                 (83)                  (4)              -
                                                          ------               ------          ------
Income tax provision                                      $2,873               $2,554          $3,129
                                                          ======               ======          =======

         Deferred tax assets and liabilities at December 31 are as follows:



                                                                                     December 31,
                                                                               -----------------------
                                                                                1998            1997
                                                                               ------          -------

     Deferred taxes, non-current:
     Assets
         Accrued expenses and reserves
             not currently deductible                                          $  132          $  139
         Compensation expense recognized
           for book, not yet deductible for tax                                   388             451
         Florida NOL carry forward                                                  -               -
                                                                               ------          ------
     Deferred tax asset, non-current                                              520             590

     Liabilities
         Depreciation                                                           4,176           3,793
                                                                               ------          ------
     Net deferred tax liability, non-current                                   $3,656          $3,203
                                                                               ======          ======

         Upon termination of the S Corporation status (see Note 2), the Company was required to recognize deferred income taxes for cumulative temporary differences.

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




14.  STOCK OPTION PLANS

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

         During 1996, the Company adopted the 1996 Stock Option Plan (the "Stock Option Plan"), which provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 1,000 shares of the Company's common stock by officers, employees and Directors of the Company. Under terms of the plan, incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company's voting stock). Nonqualified stock options may be granted at the discretion of the Company's Board of Directors. The maximum term of an option may not exceed 10 years, and options become exercisable at such times and in such installments as determined by the Board of Directors.

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement, and requires a reconciliation of the basic EPS computation to the diluted EPS computation.

         A summary of the Company's stock option plan for each of the three years ended December 31, 1998, is summarized as follows:

                                                               Exercise                Weighted
                                                Number           price                  average
                                               of shares         range              exercise price

Under option, December 31, 1995                   42        $.001 -    18.68               $ 1.68
     ( 42 shares exercisable)
Granted                                          320        $ 3.00 -    5.05               $ 3.96
Exercised                                        (42)       $  .66 -   18.68               $ 1.68
                                                 ---        ---------------

Under option, December 31, 1996                  320        $ 3.00 -    5.05               $ 3.91
     (320 shares exercisable)
Granted                                          289        $           9.50               $ 9.50
Exercised                                        (22)       $ 3.00 -    3.47               $ 3.21
                                                 ---        ----------------

Under option, December 31, 1997                  587        $ 3.00 -    9.50               $ 6.69
     (357 shares exercisable)
Granted                                          220        $10.00 -   16.75               $15.22
Exercised                                        (39)       $  3.00 -   9.50               $ 5.75
                                                 ---        ----------------

Under option, December 31, 1998                  768        $  3.00 -  16.75               $ 9.18
     (385 shares exercisable)


         A summary of outstanding and exercisable options at December 31, 1998 is summarized as follows:

                      Options Outstanding                                             Options Exercisable
-------------------------------------------------------------------------       -----------------------------
                                        Weighted-             Weighted-                           Weighted-
   Range of        Number of      average remaining            average           Number of         average
exercise prices      shares        contractual life        exercise price          shares      exercise price

  $     3.00         66,666                5.24                $  3.00             66,666        $ 3.00
   3.43-5.05        207,374                7.75                   4.33            207,374          4.33
        9.50        274,348                7.54                   9.50            111,311          9.50
       10.00         50,000                9.92                  10.00                  -         10.00
       16.75        170,000                9.33                  16.75                  -         16.75

         The Company has adopted the disclosure-only provisions of SFAS No.
123. Accordingly, no compensation cost has been recognized for the stock option plans other than for nonqualified stock options. Had compensation costs for the stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   Years ended December 31,
                                                          -----------------------------------------
                                                           1998              1997             1996
                                                          ------            ------           ------

     Net income:
         As reported                                      $5,647            $4,710           $1,071
         Pro forma                                         5,188             4,394              989

     Basic earnings per common share:
         As reported                                        0.89              0.75             0.27
         Pro forma                                          0.82              0.70             0.25

     Diluted earnings per common share:
         As reported                                        0.87              0.73             0.26
         Pro forma                                          0.79              0.68             0.24



         These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: cumulative volatility of 43.09%, 39.56%, and 36.71% for 1998, 1997 and 1996, respectively;
dividend yields of 1.68%, 1.68%, and 1.35% for 1998, 1997 and 1996, respectively; risk-free interest rate of 5.57%, 5.72%, and 6.60% for 1998, 1997 and 1996, respectively; and expected term of 6.59 years. 6.04 and 5.0 years for 1998, 1997 and 1996, respectively.


15.      EARNINGS PER COMMON SHARE


         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS computation on the face of the income statement, and requires a reconciliation of the basic EPS computation to the diluted EPS computation.

         Basic EPS is calculated as net income divided by the weighted average number of shares of common stock outstanding.

         Diluted EPS is calculated using the treasury stock method under which net income is divided by the weighted average number of common and common equivalent shares outstanding during the year. Common stock equivalents consist of options.

         Presented below is basic and diluted EPS under SFAS 128 for the years ended December 31, 1996, 1997 and 1998:


                                                                       Weighted
                                                                        Average
                                                                        Shares           Per share
                                                   Income             Outstanding         amount
1996

Earnings per share -- common stock                  1,071                3,978             $ .27
Effect of dilutive securities:
         Stock options                                                     200
Earnings per share -- common stock
  assuming dilution                                 1,071                4,178             $ .26

1997
Earnings per share -- common stock                  4,710                6,308             $ .75
Effect of dilutive securities:
         Stock options                                                     191
Earnings per share -- common stock
  assuming dilution                                 4,710                6,499             $ .73

1998
Earnings per share -- common stock                 $5,647                6,345             $ .89
Effect of dilutive securities:
         Stock options                                                     186
Earnings per share -- common stock
  assuming dilution                                 5,647                6,531             $ .87



16.      EMPLOYEE BENEFITS

         The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $982, $993 and $586 during 1998, 1997 and 1996, respectively.

         During 1997, the Company terminated its medical benefit trust and established a new health care plan. These plans cover substantially all eligible United States employees. Employer contributions to the health care plan and the trust amounted to approximately $2,569, $1,954 and $1,348 during 1998, 1997 and 1996, respectively. Long-term disability and life insurance benefits are also provided to employees, the premiums for which are paid directly by Sun Hydraulics. Payments amounted to approximately $166, $159 and $157 for 1998, 1997 and 1996, respectively.

         The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $93, $81 and $69 during 1998, 1997 and 1996, respectively.

17.      SEGMENT REPORTING

         In 1998, the Company adopted Statement of Accounting Standards No. 131, "Disclosures about Segments of Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach of determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining the Company's reportable segments. Management bases its financial decisions by the geographical location of its operations.

         The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers and distributors of hydraulic components. The subsidiaries are multinational with operations in the United States, the United Kingdom, Germany, and Korea. In computing earnings from operations for the foreign subsidiaries, no allocations of general corporate expenses, interest or income taxes have been made.

         Identifiable assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company.

         Segment information is as follows:


                              United                    United
                              States        Korea       Kingdom    Germany       Elimination   Consolidated

1996
Sales to unaffiliated
  customers                  $42,180        $   -       $ 8,866       $3,526      $      -        $54,572
Intercompany sales             5,194            -         1,895            -        (7,089)             -
Operating profits              3,225            -         1,785          293           (13)         5,290
Identifiable assets           37,565            -         6,750        4,544          (443)        48,416
Depreciation expense           2,203            -           570           84             -          2,857
Capital expenditures          12,626            -         1,175        3,162             -         16,963

1997
Sales to unaffiliated
  customers                  $49,393            -       $10,779       $4,026      $      -        $64,198
Intercompany sales             6,584            -         2,346           69        (8,999)             -
Operating profits              5,717            -         2,410          149            26          8,302
Identifiable assets           41,541            -         7,611        3,973           264         53,389
Depreciation expense           2,840            -           634          232             -          3,706
Capital expenditures           5,972            -           617          286             -          6,490

1998
Sales to unaffiliated
  customers                  $54,940          556       $11,708       $4,677      $      -        $71,881
Intercompany sales             8,340            -         2,281           40       (10,661)             -
Operating profits              5,902         (169)        1,937          190          (172)         7,688
Identifiable assets           47,850          329         8,882        4,032           (74)        61,019
Depreciation expense           3,434            -           732          221             -          4,387
Capital expenditures           6,105          (26)        1,254          805             -          8,137


         Total liabilities attributable to foreign operations were $4,182, $3,867, and $4,940 at December 31, 1998, 1997 and 1996, respectively. Net foreign currency gains (losses) reflected in results of operations were ($35), ($192) and ($104) for the years ended 1998, 1997 and 1996, respectively. Operating profit is total sales and other operating income less operating expenses. In computing segment operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

         Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $6,415, $7,431, and $6,090 during 1998, 1997 and 1996, respectively.


18.      COMMITMENTS AND CONTINGENCIES

         The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

         In 1996, the Company was awarded a grant of 711 Deustche Marks (approximately $426), by the German government, which helped to offset the cost of the German facility. This grant required that the German operation employ 26 people by June 30, 1998. The Company did not meet this headcount requirement and was granted an extension to September 30,1999. If the Company fails to meet the terms of the grant, approximately 50% of the grant will be repaid. This amount has been recorded as a deferred grant. The repayment would affect cash and would have no effect on net income.

         The Company received a business interruption insurance claim of $1,821 ($1,661, net of expenses), from its insurance carrier in 1998. The claim was related to a fire in the Manatee County facility which occurred while the plant was under construction. The Company believes that this fire delayed the opening of the new plant which in turn delayed the rearrangement of the cartridge operation and the creation of the cellular production for high volume models.

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

     The following table sets forth the names and ages of the Company's Directors and Executive Officers and the positions they hold with the Company.



NAME                    AGE                                POSITION
----                    ---                                --------
Robert E. Koski . . .   69      Chairman of the Board of Directors (term expiring in 2000) and a member of the Compensation Committee

Clyde G. Nixon. . . .   63      President, Chief Executive Officer, Director (term expiring in
                                2001)

Jeffrey Cooper. . . .   57      Engineering Manager

Russell G. Copeman. .   60      Manufacturing Manager

Richard J. Dobby. . .   55      Chief Financial Officer

Peter G. Robson . . .   54      General Manager, Sun Hydraulics Limited

John S. Kahler  . . .   59      Director (term expiring in 2000) and a member of the Audit
                                Committee

James G. March  . . .   71      Director (term expiring in 2000) and a member of the Compensation
                                Committee


Ferdinand E. Megerlin.  . .  59      Director (term expiring in 2001) and a member of the Compensation
                                     Committee


Taco van Tijn . . . . . . .  75      Director (term expiring in 1999) and a member of the Audit
                                     Committee

David N. Wormley. . . . . .  59      Director (term expiring in 1999) and a member of the
                                     Compensation Committee




MR. KOSKI is a co-founder of the Company and has served as its Chairman of the Board since it began operations in 1970. He was also its President and Chief Executive Officer from that time until November 1988. He is a graduate of Dartmouth College and past Chairman of the Board of the National Fluid Power Association. Mr. Koski has over 37 years experience in the fluid power industry, and has served as Chairman of the Fluid Power Systems and Technology Division of the American Society of Mechanical Engineers, and as a member of the Board of Directors of the National Association of Manufacturers.

MR. NIXON joined the Company in January 1988, and was named its President and Chief Executive Officer in November 1988. From September 1985, to January 1988, he served as Vice President of Cross & Trecker Corporation and was President of Warner & Swasey Company, its wholly-owned subsidiary. From 1964 to 1985, he served in various management capacities with Brown & Sharpe Manufacturing Corporation, most recently as Vice President of its fluid power division and President of Double A Products Company, its wholly-owned subsidiary. Mr. Nixon is a graduate of Cornell University and the Harvard Business School, and is Chairman of the Board of the National Fluid Power Association. Mr. Nixon has over 31 years experience in the fluid power industry.

MR. COOPER joined the Company in December 1990, as an engineer and has been Engineering Manager since September 1991. From August 1987, to December 1990, he was Engineering Manager, Mobile Valves, of Vickers, Incorporated, a wholly-owned subsidiary of Trinova Corporation, and from September 1979 to August 1986, he served as Vice President of Engineering for Double A Products Company. Mr. Cooper is an engineering graduate of Willesden College of Technology, London, England. Mr. Cooper has over 30 years experience in the fluid power industry.

MR. COPEMAN joined the Company in July 1996, as Manufacturing Manager, in charge of manufacturing operations and processes. From January 1996, to July 1996, Mr. Copeman was the principal of Copeman Consulting, and performed consulting services for the Company from March 1996 to July 1996. From January 1994, to October 1995, Mr. Copeman was a partner with Coopers & Lybrand, Australia; from July 1989, to December 1993, he was a Director of Coopers & Lybrand's International Manufacturing Practice. From January 1985, to July 1989, he served in various management positions with Vickers, Incorporated, most recently as Vice President. From August 1967, to January 1985, he served in various management positions with Double A Products Company, most recently as Vice President. Mr. Copeman is a Certified Manufacturing Engineer and a graduate of Georgia Institute of Technology and the Krannert

Business School of Purdue University. Mr. Copeman has over 24 years experience in the fluid power industry.

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

MR. KAHLER is the President, CEO, and a Director of Cincinnati Incorporated. Mr. Kahler has served in various management positions with Cincinnati Incorporated since 1989. He is a graduate of Carnegie-Mellon University and the Harvard Business School.

MR. ROBSON has served as a Director of Sun Hydraulics Limited, Coventry, England, since May 1993, and has been employed by the Company as the General Manager of its United Kingdom operations since 1982. Mr. Robson is a Chartered Engineer and a graduate of Coventry University. Mr. Robson has over 32 years experience in the fluid power industry.

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

DR. MEGERLIN is Chairman and Joint Managing Director of Linde Lift Truck Corporation's Industrial Trucks and Hydraulics Division in Aschaffenburg, Germany. He is also Chairman of Linde's U.S. subsidiaries Linde Hydraulics Corp., Canfield, Ohio, and Baker Material Handling Corp., Sommerville, South Carolina. Within VDMA, German's association for mechanical and plant engineering, Dr. Megerlin serves as Chairman of the German Fluid Power Association and as a member of the main Board of Directors. He is an engineer and received his PhD from TH Aachen, Germany. Dr. Megerlin has over 27 years of experience in the fluid power industry.

MR. van TIJN is an attorney (solicitor), who has practiced law in London, England, since May 1977. Since June 1998, he has been affiliated with Rooks Rider. Mr. van Tijn has been a Director of the Company since February 1989, and the principal statutory officer of Sun Hydraulik Holdings Limited since January 1991.

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

     The Audit Committee was appointed in February 1997 and held two meetings in 1998. The functions of the Audit Committee are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, to discuss and review the scope of and the fees for the prospective annual audit with the independent public accountants, to review the results thereof with the independent public accountants, to review and approve non-audit services of the independent public accountants, to review compliance with existing major accounting and financial policies of the Company, to review the adequacy of the financial organization of the Company, to review management's procedures and policies relative to the adequacy of the Company's internal accounting controls, to review compliance with federal and state laws relating to accounting practices and to review and approve (with the concurrence of a majority of the disinterested Directors of the Company) transactions, if any, with affiliated parties.

     A Compensation Committee was formed in December 1996 to review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, to administer the Company's stock option plans and carry out the responsibilities required by the rules of the Securities and Exchange Commission. The full Board of Directors carried out the responsibilities of the Compensation Committee directly during 1998.

     The Board of Directors held four meetings during 1998. Except for one Director, who was unable to attend the December 1998 Board meeting, each Director attended all of the meetings of the Board and of each committee of which he was a member in 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all of them complied wit the Section 16(a) filing requirements in 1998, except Clyde G. Nixon, who filed two late reports covering four transactions.

                        ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table is a summary of the compensation paid or accrued by the Company for the last three fiscal years for services in all capacities to the Company's Chief Executive Officer and each of its other most highly compensated executive officers who earned more than $100,000 from the Company in 1998 under the rules of the Securities and Exchange Commission (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                                                                             COMPENSATION
                                                                             AWARDS--
                                                                             SECURITIES
NAME AND                                                                     UNDERLYING                   OTHER ANNUAL
PRINCIPAL POSITION              YEAR                 SALARY                 OPTIONS/SARS(#)             COMPENSATION (3)
------------------              ----                 ------                 ---------------             ----------------
Robert E. Koski,                1998               $106,000                       --                          $ 14,045
  Chairman of the               1997                106,000                       --                            20,175
  Board of Directors            1996                106,000                       --                            28,158 (4)

Clyde G. Nixon,                 1998                191,300                                                   $ 17,084
  President and                 1997                180,000                   58,781 (1)                        22,927
  Chief Executive Officer       1996                180,000                   94,765 (2)                        12,239

Jeffrey Cooper                  1998                126,525                                                   $ 11,683
  Engineering Manager           1997                121,000                   27,100 (1)                        13,567
                                1996                116,000                   43,689 (2)                         9,314

Russell G. Copeman              1998                135,075                                                   $  6,099
  Manufacturing Manager         1997                134,000                   65,000 (1)                        35,547 (5)
                                1996                 64,500                       --                            92,931 (5)

Richard J. Dobbyn               1998                107,575                                                      5,773
  Chief Financial Officer       1997                 97,000                   35,000 (1)                         7,054
                                1996                 88,000                       --



(1) Represents incentive stock options granted on January 9, 1997, the date of the Company's initial public offering, at an exercise price equal to the public offering price.
(2) Represents nonqualified stock options granted in conjunction with the termination of the executive's phantom stock compensation agreement.

(3) Except as otherwise noted, reflects primarily contributions made by the Company on behalf of the employee to the Company's 401(k) plan and excess life insurance premiums.
(4) Includes payment of $18,728 by the Company for certain professional fees on behalf of Mr. Koski.
(5) Includes payment by the Company of certain consulting fees and moving expenses.




                     OPTION/SAR GRANTS IN LAST FISCAL YEAR



                         INDIVIDUAL GRANTS

                                      PERCENT OF
                       NUMBER OF        TOTAL
                      SECURITIES       OPTIONS
                      UNDERLYING       GRANTED        EXERCISE OR
                       OPTIONS       TO EMPLOYEES     BASE PRICE    EXPIRATION   POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES
       NAME           GRANTED (#)   IN FISCAL YEAR      ($/SH)          DATE     OF STOCK PRICE APPRECIATION FOR OPTION TERM (1)
                                                                                           5% ($)          10% ($)        0% $
       (A)               (B)             (C)             (D)            (E)                 (F)              (G)           (H)
Robert E. Koski             --            --                --            --                    --              --         --

Clyde G. Nixon              --            --                --            --                    --              --         --

Jeffrey Cooper          20,000          10.9%            16.75       05/22/08             $184,695         $454,91         --
                         4,000                           10.00       12/05/08               36,939          90,982         --
Russell G. Copeman          --            --                --             --                 --                --         --

Richard J. Dobbyn       10,000           5.5%            16.75       05/22/08               92,347          92,347         --
                         2,000                           10.00       12/05/08               18,469          18,469         --

(1) The options were granted on May 22, 1998, and December 5, 1998, at exercise prices of $16.75 and $10.00, respectively, the closing prices for the shares of Common Stock on such dates. The 5% and 10% assumed annual rates of stock price appreciation are provided in compliance with Regulation S-K under the Securities Exchange Act of 1934. The Company does not necessarily believe that these appreciation calculations are indicative of actual future stock option values or that the price of Common Stock will appreciate at such rates.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES



                                                             NUMBER OF
                                                             SECURITIES                    VALUE OF
                                                             UNDERLYING                   UNEXERCISED
                                                             UNEXERCISED                  IN-THE-MONEY
                                                            OPTIONS/SARS AT                OPTIONS/SARS
                                                               FISCAL                       AT FISCAL
                  SHARES                                     YEAR-END (#)                  YEAR-END ($)
                ACQUIRED ON            VALUE                    EXERCISABLE/                 EXERCISABLE/
    NAME        EXERCISE (#)        REALIZED ($)             UNEXERCISABLE                UNEXERCISABLE (1)

     (a)            (b)                  (c)                     (d)                            (e)
Robert E. Koski         --                --                              0/0                          0/0

Clyde G. Nixon          --                --                   115,817/37,729                  $ 469,087/0

Jeffrey Cooper          --                --                    54,529/40,260                  $ 149,853/0

Russell G. Copeman      --                --                    21,052/43,948                          0/0

Richard J. Dobbyn       --                --                    14,000/33,000                          0/0



(1) Based upon the December 31, 1998, closing stock price of $8.313 per share, as reported on the Nasdaq National Market.


EXECUTIVE COMPENSATION AGREEMENTS

     In September 1996, in connection with the termination of certain individual phantom stock compensation agreements, the Company issued to eight employees of the Company, including Messrs. Cooper, Nixon and Robson, who are Executive Officers of the Company, options to purchase 305,260 shares of Common Stock. The exercise prices for such options ranged from $3.00 to $5.05, with a weighted average of $3.95. Such options are exercisable and have a term of 10 years. As part of the same agreements, following its initial public offering, the Company also issued to such employees incentive stock options to purchase 189,348 shares of Common Stock at the initial public offering price of the Common Stock of $9.50 per share. Such incentive stock options vest over varying periods of up to seven years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The Board of Directors determined the compensation, including salary and bonus, of the Executive Officers of the Company for the fiscal year ended December 31, 1998, and the initial compensation for the current fiscal year through the date hereof. In the future, the Compensation Committee of the Board of Directors, comprised of Robert E. Koski, James G. March, Ferdinand E. Megerlin, and David N. Wormley, will determine the compensation of the Company's Directors. See "Item 10. Directors and Executive Officers of the Registrant."

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

         In September 1996, the Company granted non-statutory options to Director van Tijn, and to former Directors Timm and Bodley, to purchase 3,920 shares of the Company's common stock. The Company also granted non-statutory options to Director Wormley to purchase 2,940 shares of the Company's Common Stock. All of the foregoing options were exercisable upon grant, at an exercise price of $3.00 per share, and they expire in January 2007.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 23, 1998, information as to the beneficial ownership of the Company's Common Stock by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) Each Named Executive Officer of the Company, and (iv) all Directors and executive officers of the Company as a group.


NAME AND ADDRESS OF BENEFICIAL                                  AMOUNT AND NATURE OF              PERCENT OF
OWNER (1)                                                     BENEFICIAL OWNERSHIP (2)               CLASS
------------------------------                                ------------------------            ----------

Koski Family Limited Partnership
   5619 Preston Oaks Road
   Dallas, Texas 75240                                               2,258,543                       35.4
Christine L. Koski (3)
   5619 Preston Oaks Road
   Dallas, Texas 75240                                               2,322,838                       36.4
Robert C. Koski (3)(5)
   315 Sycamore Street
   Decatur, Georgia 30030                                            2,285,543                       35.8
Thomas L. Koski (3)
   Six New Street
   East Norwalk, Connecticut 06855                                   2,258,543                       35.4
Robert E. Koski (3)(4)(5)                                            2,543,920                       39.9
Beverly Koski (3)(4)(5)                                              2,543,920                       39.9
Bradley S. Ferrell (6)
   5924 Cranbrook Way, #101
   Naples, Florida  34112                                              449,642                        7.0
Beck, Mack & Oliver (7)
   330 Madison Avenue
   New York, NY  10017                                                 434,550                        6.8



Royce & Associates, Inc. (8)
Royce Management Company
Charles M. Royce
   1414 Avenue of the Americas
   New York, NY 10019                                                  359,600                        5.6
Clyde G. Nixon (9)                                                     218,092                        3.4
Peter G. Robson (10)                                                    81,152                        1.3
James G. March (11)                                                     53,572                        *
Jeffrey Cooper (10)                                                     59,949                        *
Russell G. Copeman (10)                                                 31,578                        *
Taco van Tijn (12)                                                       8,920                        *
Richard J. Dobbyn (13)                                                  22,500                        *
David N. Wormley (14)                                                    3,940                        *
John S. Kahler                                                           1,000                        *
Ferdinand E. Megerlin                                                        0                        -
All Directors and Executive Officers as a
   Group (11 persons)                                                3,026,823                       45.1


--------------

 *   Less than 1%.


(1) Unless otherwise indicated, the address of each of the persons listed who own more than 5% of the Company's Common Stock is 1500 West University Parkway, Sarasota, Florida 34243.

(2) This column sets forth shares of the Company's Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13d-3 of the Securities and Exchange Commission. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent such power may be shared with a spouse.

(3) Includes 2,258,543 shares owned by the Koski Family Limited Partnership, over which Christine L. Koski, Robert C. Koski, Thomas L. Koski, Robert E. Koski and Beverly Koski share voting and investment power as the general partners in the Partnership. Christine L. Koski, Robert C. Koski and Thomas L. Koski are the adult children of Robert E. Koski and Beverly Koski.

(4) Includes 141,215 shares owned by Beverly Koski and 117,162 shares owned by Robert E. Koski. Beverly Koski is the spouse of Robert E. Koski.

(5) Includes 27,000 shares owned by the Koski Family Foundation, Inc., over which Robert E. Koski, Beverly Koski and Robert C. Koski share voting and investment power.

(6) Includes 38,205 shares owned by Mr. Ferrell, over which Mr. Ferrell has sole voting and investment power, and 411,437 shares beneficially owned by Mr. Ferrell in his capacity as trustee of various trusts, over which Mr. Ferrell has shared voting and investment power.

(7) According to the Schedule 13G, filed January 25, 1999, by Beck Mack & Oliver, LLC, a registered investment advisor, Beck Mack & Oliver has shared investment power with respect to such shares, which are owned by its investment advisory clients.

(8) According to the Schedule 13G, filed February 10, 1999, by Royce & Associates, Inc. ("Royce") and Royce Management Company ("RMC"), registered investment advisors, and Charles M. Royce, Royce has sole voting and investment power with respect to 356,400 shares, and RMC has sole voting and investment power with respect to 3,200 shares. According to the Schedule 13G, Charles M. Royce may be deemed to be a controlling person of Royce and RMC, and as such may be deemed to beneficially own the shares beneficially owned by Royce and RMC. According to the Schedule 13G, Mr. Royce does not own any shares outside of Royce and RMC, and disclaims beneficial ownership of the shares held by Royce and RMC.

(9)  Includes 126,343 shares subject to currently exercisable options.

(10) Represents shares subject to currently exercisable options.

(11) Shares are owned by The March Family Trust, of which Dr. March and his spouse are trustees.

(12) Includes 3,920 shares subject to currently exercisable options.

(13) Includes 21,000 shares subject to currently exercisable options.

(14) Includes 2,940 shares subject to currently exercisable options.

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

REORGANIZATION WITH SUN HYDRAULIK HOLDINGS LIMITED

     Immediately prior to the Company's initial public offering of Common Stock in January 1997, the Company effected a 9.90372627 for 1 stock split of its capital stock. The Company at the same time acquired all of the outstanding shares of capital stock of Sun Hydraulik Holdings Limited, a private limited company organized under the Laws of England and Wales ("SHHL"), pursuant to an exchange offer made by the Company to all of the stockholders of SHHL (the "Reorganization"). Pursuant to the terms of the exchange offer, the Company issued 1.17013 shares of Common Stock (for a total of 374,811 shares of Common Stock) and $0.16 in cash for each share of stock of SHHL acquired by it. No registration rights were granted to the SHHL stockholders, and the shares of the Company's Common Stock issued to them in the Reorganization are "restricted securities" under the Securities Act of 1933.

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

SUNOPTECH, LTD.

     In October 1995, the Company contributed certain intangible assets to SunOpTech, Ltd. ("SunOpTech"), a limited partnership formed to further the development of manufacturing software. In January 1996, the Company distributed to its stockholders the 65% limited partnership interest in SunOpTech which it received in exchange for the contributed intangible assets. Robert E. Koski owns 51% of the common stock of the general partner of SunOpTech, and is a member of the Board of Directors of the general partner. The Company currently has no ownership interest in SunOpTech.

     The Company entered into a contract with SunOpTech for a 35-month term beginning November 1995, for the development of computer software and computer support to the Company. The Company paid approximately $1,000,000 over the contract term, provided office space and equipment and reimbursed SunOpTech for reasonable expenses related to the software development. During 1998, the Company paid fees of $33,000 and expenses of $45,000 under the agreement, and provided certain administrative support to SunOpTech at no charge. The software is being utilized in the Company's plants in Sarasota and Germany. Under its agreement with SunOpTech, the Company has a perpetual, nonexclusive license to use the software, as well as any future enhancements, without charge other than the development and support fees to be provided during the 35-month term of the agreement. The 35-month contract expired in November 1998, and no further payments are due under this arrangement.

                                    PART IV

                     ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES AND REPORTS ON FORM 8-K

           (a)  1.      The following financial statements are included in Part II, Item 8:

                        Report of Independent Certified Public Accountants                      32

                        Consolidated Balance Sheets as of December 31, 1998 and 1997            33

                        Consolidated Statements of Income for the years ended
                           December 31, 1998, 1997 and 1996                                     34

                        Consolidated Statements of Shareholders' Equity for the years ended
                           December 31, 1998, 1997 and 1996                                     35

                        Consolidated Statements of Cash Flows for the years ended
                           December 31, 1998, 1997 and 1996                                     36

                        Notes to Consolidated Financial Statements                              37


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


4.18 Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed 250,000, between Sun Hydraulics Ltd. and Lloyds Bank
     Plc. (previously filed as Exhibit 4.18 in the Company's Registration
     Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).


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


4.24 Modification Note, dated March 1, 1998, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.)


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


27.1 Financial Data Schedule for year ended December 31, 1998 (for SEC purposes only)



+ Executive management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

1. Report on Form 8-K filed October 19, 1998, announcing that the Company expected operating income for the third quarter of 1998 to fall below analysts' expectations.

2. Report on Form 8-K filed October 17, 1998, announcing (i) earnings for the quarter ended September 30, 1998, (ii) the decision to form a joint venture to establish a distributorship and manifold manufacturing operation in mainland China, and (iii) a $0.04 per share dividend on the Company's common stock, payable on October 15, 1998, to shareholders of record on September 30, 1998.

3. Report on Form 8-K filed December 15, 1998, announcing a $0.04 per share dividend on the Company's common stock, payable on January 15, 1999, to shareholders of record on December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 29, 1998.

                                           SUN HYDRAULICS CORPORATION


                                           By: /s/ Clyde G. Nixon
                                              ----------------------------------
                                                   Clyde G. Nixon, President and
                                                   Chief Executive Officer


         Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1998.



Signature                                                       Title
---------                                                       -----
/s/ Robert E. Koski
---------------------------------
Robert E. Koski                                 Chairman of the Board of Directors

/s/ Clyde G. Nixon
---------------------------------
Clyde G. Nixon                                  President, Chief Executive Officer
                                                and Director
/s/ Richard J. Dobbyn
---------------------------------
Richard J. Dobbyn                               Chief Financial Officer (Principal
                                                Financial and Accounting Officer)

/s/ James G. March
---------------------------------
James G. March                                          Director

/s/ Taco van Tijn
---------------------------------
Taco van Tijn                                           Director

/s/ David N. Wormley
---------------------------------
David N. Wormley                                        Director

/s/ John S. Kahler                                      Director
---------------------------------
John S. Kahler

/s/ Ferdinand E. Megerlin                               Director
---------------------------------
Ferdinand E. Megerlin


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


4.24 Modification Note, dated March 1, 1998, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.)


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


27.1 Financial Data Schedule for year ended December 31, 1998 (for SEC purposes only).



+    Executive management contract or compensatory plan or arrangement.
