Form 10-Q
period 1999-04-03
SUN HYDRAULICS CORP
filed 1999-05-13
CIK 1024795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1999                                            Commission file number  0-21835

                           SUN HYDRAULICS CORPORATION
            (Exact Name of Registration as Specified in its Charter)
--------------------------------------------------------------------------------


                 FLORIDA                                            59-2754337
             ---------------                                     -----------------
     (State or Other Jurisdiction of                             (I.R.S. Employer
     Incorporation or Organization)                             Identification No.)

      1500 WEST UNIVERSITY PARKWAY
            SARASOTA, FLORIDA                                          34243
-----------------------------------------------                    -------------
(Address of Principal Executive Offices)                            (Zip Code)

                                  941/362-1200
                                -----------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The Registrant had 6,383,148 shares of common stock, par value $.001, outstanding as of May 13, 1999.

                           Sun Hydraulics Corporation
                                     INDEX
                   For the first quarter ended April 3, 1999

                                                                                                                   Page
                                                                                                                   ----
PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                  Consolidated Balance Sheets as of April 3, 1999 (unaudited)
                           and December 31, 1998                                                                     3

                  Consolidated Statements of Income for the
                           Three Months Ended April 3, 1999 (unaudited) and March 31, 1998 (unaudited)               4

                  Consolidated Statement of Changes in Shareholders' Equity and
                           Comprehensive Income for the Three Months Ended April 3, 1999
                           (unaudited) and the Year Ended December 31, 1998                                          5

                  Consolidated Statements of Cash Flows
                           for the Three Months Ended April 3, 1999 (unaudited) and March 31, 1998 (unaudited)       6

                  Notes to Consolidated Financial Statements                                                         7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                            11

                           Forward Looking Information                                                              16

PART II. OTHER INFORMATION                                                                                          18

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities

         Item 3.           Defaults Upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K                                                         18

                          PART I: FINANCIAL INFORMATION
                                     Item 1.

SUN HYDRAULICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                            APRIL 3,    DECEMBER 31,
                                                              1999          1998
                                                           (UNAUDITED)
        ASSETS
Current assets:
   Cash and cash equivalents                                 $ 1,715      $ 1,592
   Accounts receivable, net of allowance for
      doubtful accounts of $173 and $169                       5,713        5,342
   Inventories                                                 7,639        8,125
   Other current assets                                          914          891
                                                             -------      -------
        Total current assets                                  15,981       15,950
Property, plant and equipment, net                            44,128       44,003
Investment in joint venture                                      212          246
Other assets                                                     788          820
                                                             -------      -------
        Total assets                                         $61,109      $61,019
                                                             =======      =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $ 1,896      $ 2,877
   Accrued expenses and other liabilities                      1,777        2,065
   Long-term debt due within one year                          4,395        4,302
   Notes payable to related parties due within one year          340          578
   Dividends payable                                             255          254
   Income taxes payable                                          529          245
                                                             -------      -------
        Total current liabilities                              9,192       10,321
Long-term debt due after one year                              7,099        6,461
Notes payable to related parties due after one year              571          566
Deferred income taxes                                          3,633        3,656
                                                             -------      -------
        Total liabilities                                     20,495       21,004
                                                             -------      -------

Commitments and contingencies (Note 17)

Shareholders' equity:
   Preferred stock                                                --           --
   Common stock                                                    6            6
   Capital in excess of par value                             24,473       24,386
   Retained earnings                                          15,830       15,363
   Accumulated other comprehensive income                        305          260
                                                             -------      -------
        Total shareholders' equity                            40,614       40,015
                                                             -------      -------
        Total liabilities and shareholders' equity           $61,109      $61,019
                                                             =======      =======

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     THREE MONTHS ENDED
                                                   APRIL 3,      MARCH 31
                                                     1999          1998
                                                     ----          ----
                                                        (UNAUDITED)
NET SALES                                           $18,465      $19,133

Cost of sales                                        13,945       13,347
                                                    -------      -------

GROSS PROFIT                                          4,520        5,786

Selling, engineering and
 administrative expenses                              3,092        3,014
                                                    -------      -------

OPERATING INCOME                                      1,428        2,772

Interest expense                                        253          260
Miscellaneous (income) expense                           63           43
                                                    -------      -------

INCOME BEFORE INCOME TAXES                            1,112        2,469

Income tax provision                                    355          829
                                                    -------      -------

NET INCOME BEFORE EQUITY LOSS IN JOINT VENTURE          757        1,640

Equity loss in joint venture                             34           --
                                                    -------      -------

NET INCOME                                          $   723      $ 1,640
                                                    =======      =======

BASIC NET INCOME PER COMMON SHARE                   $  0.11      $  0.26

WEIGHTED AVERAGE SHARES OUTSTANDING                   6,367        6,325

DILUTED NET INCOME PER COMMON SHARE                 $  0.11      $  0.25

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING           6,520        6,499


The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(IN THOUSANDS)

                                                                                               ACCUMULATED
                                                                      CAPITAL IN                   OTHER
                                                            COMMON     EXCESS OF   RETAINED    COMPREHENSIVE
                                                  SHARES     STOCK     PAR VALUE   EARNINGS       INCOME         TOTAL
Balance, December 31, 1996                         4,000    $ 2,179     $ 2,719     $17,450         $ 49         $22,397

Net proceeds from stock offering                   2,300          2      19,250                                   19,252
Distributions to shareholders                                                       (10,545)                     (10,545)
Dividends declared                                                                     (883)                        (883)
Merger with Sun Holdings (Note 2)                            (2,175)      2,123                                      (52)
Exercise of stock options                             22                     71                                       71
Comprehensive income:
   Net income                                                                         4,710                        4,710
   Other comprehensive income:
      Foreign currency translation adjustments                                                        50              50
                                                                                                                 -------
Comprehensive income                                                                                               4,760
                                                   -----    -------     -------     -------         ----         -------
Balance, December 31, 1997                         6,322          6      24,163      10,732           99          35,000

Dividends declared                                                                   (1,016)                      (1,016)
Exercise of stock options                             39                    223                                      223
Comprehensive income:
  Net income                                                                          5,647                        5,647
  Other comprehensive income:
    Foreign currency translation adjustments                                                         161             161
                                                                                                                 -------
Comprehensive income                                                                                               5,808
                                                   -----    -------     -------     -------         ----         -------
Balance, December 31, 1998                         6,361          6      24,386      15,363          260          40,015
Dividends declared                                                                     (256)                        (256)
Exercise of stock options                             22                     75                                       75
Tax effect of non-qualified stock options                                    12                                       12
Comprehensive income:
  Net income                                                                            723                          723
  Other comprehensive income:
    Foreign currency translation adjustments                                                          45              45
                                                                                                                 -------
Comprehensive income                                                                                                 768
                                                   -----    -------     -------     -------         ----         -------
Balance, April 3, 1999  (unaudited)                6,383    $     6     $24,473     $15,830         $305         $40,614
                                                   =====    =======     =======     =======         ====         =======

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                     THREE MONTHS ENDED
                                                     APRIL 3,  MARCH 31
                                                      1999        1998
                                                      ----        ----
                                                         (UNAUDITED)
Cash flows from operating activities:
Net income                                           $   723    $ 1,640
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                     1,199      1,127
      Provision for deferred income taxes                (11)        --
      (Increase) decrease in:
        Accounts receivable                             (371)    (1,617)
        Inventories                                      486        272
        Other current assets                             (23)       200
        Other assets                                      66        (27)
      Increase (decrease) in:
        Accounts payable                                (981)       283
        Accrued expenses and other liabilities          (288)      (135)
        Income taxes payable, net                        284        875
        Other liabilities                                 --         --
                                                     -------    -------
        Net cash provided by operating activities      1,084      2,618
                                                     -------    -------

Cash flows from investing activities:
   Capital expenditures                               (1,354)    (1,521)
   Proceeds from dispositions of equipment                30         --
                                                     -------    -------
        Net cash used in investing activities         (1,324)    (1,521)
                                                     -------    -------

Cash flows from financing activities:
   Proceeds from debt                                  3,862      2,182
   Repayment of debt                                  (3,131)    (1,312)
   Repayment of notes payable to related parties        (233)      (179)
   Proceeds from exercise of stock options                75         12
   Dividends to shareholders                            (255)      (221)
                                                     -------    -------
        Net cash provided by financing activities        318        482
                                                     -------    -------
Effect of exchange rate changes on cash and
  cash equivalents                                        45        139
                                                     -------    -------
Net increase in cash and cash equivalents                123      1,718
Cash and cash equivalents, beginning of period         1,592      1,249
                                                     -------    -------
Cash and cash equivalents, end of period             $ 1,715    $ 2,967
                                                     =======    =======

Supplemental disclosure of cash flow information:
   Cash paid for:
Interest (including amounts capitalized)             $   301    $   265
                                                     =======    =======
Income taxes                                         $    82    $   (46)
                                                     =======    =======
Non-cash tax effect of non-qualified stock options   $    12    $    --
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

                           SUN HYDRAULICS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)

1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed by Sun Hydraulics Corporation (the "Company") with the Securities and Exchange Commission on March 30, 1999.

2.       BUSINESS

         Sun Hydraulics Corporation and its wholly-owned subsidiaries (the "Company"), design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, and Korea. Sun Hydraulics Corporation ("Sun Hydraulics"), with its main offices located in Sarasota, Florida, designs, manufactures and sells through independent distributors in the United States. Sun Hydraulik Holdings Limited ("Sun Holdings"), a wholly-owned subsidiary of the Company, was formed to provide a holding company vehicle for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, "Sun Ltd.") and Sun Hydraulik GmbH (a German corporation, "GmbH"). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England and GmbH, located in Erkelenz, Germany, markets the Company's products in German-speaking European markets. Sun Hydraulics Korea Corporation ("Sun Korea"), a wholly-owned subsidiary of the Company, was acquired September 28, 1998, (see Note 4). Sun Korea, located in Inchon, South Korea, operates a manufacturing and distribution facility.

3.       ACQUISITION AND JOINT VENTURE

         On September 28, 1998, Sun Hydraulics acquired 100% of the equity shares of Korea Fluid Power Co. Ltd. ("KFP"), which had been the Company's exclusive distributor in South Korea since 1988. This wholly-owned subsidiary's name was changed to Sun Hydraulics Korea Corporation in January 1999. The acquisition price paid by the Company was $860. The amounts paid in excess of the net book value have been capitalized as goodwill, and are amortized over a period of 15 years. Goodwill is recorded under other assets in the Company's financial statements, and was $547, net of amortization as of April 3, 1999.

         On November 1, 1998, Sun Hydraulics entered into a 50/50 joint venture agreement ("joint venture") with Links Lin, the owner of Sun Hydraulics Corporation's Taiwanese distributor. This agreement provides for an initial capital contribution of $250, which is recorded in Investment in joint venture in the Company's financial statements.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that all costs incurred in start-up activities be expensed as incurred. Start-up activities include the costs associated with one-time activities related to opening a new facility, introducing a new product or service, conducting business with a new class of customer or initiating a new process in an existing facility. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company's organization cost of $41 related to the acquisition of Sun Korea was written off as administrative expense in the first quarter of 1999.


5.       LONG-TERM DEBT (in thousands)

                                                     April 3,     December 31,
                                                       1999          1998
                                                    (unaudited)
Lines of credit agreements                           $ 4,017       $ 3,974

Secured notes payable-Korea                               55           177

Mortgage note payable-U.S. Manatee County facility     4,830         4,864

Mortgage note payable-German facility                  1,571         1,748

Secured notes payable-German equipment                 1,021            --
                                                     -------       -------
                                                      11,494        10,763
Less amounts due within one year                      (4,395)       (4,302)
                                                     -------       -------
                                                     $ 7,099       $ 6,461
                                                     =======       =======

         The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

         The United States has a revolving credit facility which provides for a maximum availability of $10,000, payable on demand at the lender's prime rate of interest, and contains no debt covenants. In February 1999, the Company renegotiated this unsecured credit facility for an additional one year term and an interest rate equal to the bank lender's prime rate less 1%, or LIBOR plus 1.9% for predetermined periods of time at the Company's option. At April 3, 1999, the interest rate was 6.75%, and $4,000 was outstanding under this credit facility.

         In England, the Company has a $1,200 line of credit, denominated in British pounds, which bears interest at a floating rate equal to 2.25% over the bank's base rate and is payable on demand. At April 3, 1999, there was no balance outstanding on this credit facility.

         The German line of credit is a demand note denominated in German marks with interest payable at the lender's prime rate. At April 3, 1999, the interest rate was 8.5%, and $17 was outstanding under this credit facility.

         Sun Korea has various notes denominated in Korean Won, and secured by property, plant and equipment, with interest payable at fixed rates ranging from 6% to 6.5% and maturities ranging from February 1999 to March 2005. At April 3, 1999, $55 was outstanding under these credit facilities.

         A 10-year mortgage loan of $6,187 was obtained at a fixed interest rate of 8.25% for construction of the Manatee County facility. Terms on the construction note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year mortgage note with a 15-year amortization schedule. The Company applied $1,000 of the IPO proceeds toward repayment of this note. In February 1998, this mortgage note was renegotiated to an interest rate of 7.875%. Effective April 1999, this mortgage note will have an interest rate of 7.375%. Terms are monthly principal and interest payments of $43 for 8.25 years with remaining principal due July 1, 2006. At April 3, 1999, $4,830 was outstanding under this mortgage note.

         In May 1996, the Company obtained a mortgage loan of approximately $2,400, denominated in German marks, for the new facility in Erkelenz, Germany. The loan has a term of 12 years and bears interest at 6.47%. At April 3, 1999, $1,571 was outstanding under this mortgage note.

         In February 1999, the Company negotiated three loans in Germany, secured by equipment, a ten year 5.1% fixed interest rate loan for approximately $300, a ten year 5.1% fixed interest rate loan for approximately $100, and a ten year 3.5% fixed interest rate loan for approximately $800. At April 3, 1999, the outstanding balance on these facilities was $275, $0, and $746, respectively.

6.       SEGMENT REPORTING

         In 1998, the Company adopted Statement of Accounting Standards No. 131, "Disclosures about Segments of Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach of determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operational decisions and addressing performance as the source of determining the Company's reportable segments. Management bases its financial decisions by the geographical location of its operations.

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

         Segment information is as follows:

                              United                       United
                              States         Korea         Kingdom      Germany   Elimination   Consolidated
March 31, 1998
Sales to unaffiliated
  customers                   $14,817           -           $3,096       $1,220     $     -        $19,133
Intercompany sales              1,730           -              575           17      (2,322)             -
Operating profits               2,008           -              645           99          20          2,772
Identifiable assets            44,125           -            8,366        4,287        (105)        56,673
Depreciation expense              913           -              168           46           -          1,127
Capital expenditures            1,135           -              372           14           -          1,521

April 3, 1999
Sales to unaffiliated
  customers                   $13,542        $722           $2,784       $1,417     $     -        $18,465
Intercompany sales              1,698           -              598            7      (2,303)             -
Operating profits                 718          28              453          143          86          1,428
Identifiable assets            46,214         218            9,740        5,117        (180)        61,109
Depreciation expense              916           -              201           82           -          1,199
Capital expenditures              616         (17)             455          300           -          1,354

       Total liabilities attributable to foreign operations were $5,376, and $4,210, at April 3, 1999, and March 31, 1998, respectively. Net foreign currency gains (losses) reflected in results of operations were $17 and $50 for the periods ended April 3, 1999, and March 31, 1998, respectively. Operating profit is total sales and other operating income less operating expenses. In computing segment operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

       Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $1,617, and $1,760, during the period ended April 3, 1999, and March 31, 1998, respectively.

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

         National Fluid Power Association reports indicate that the United States hydraulic industry's first quarter orders were down 9.8%, and shipments were down 7.9% compared to the same period in 1998. The order slowdown is a result of depressed markets for agricultural equipment, softening markets for construction equipment, and a marked slowdown in spending for capital equipment.

         The Company's orders in the first quarter of 1999 were $17.4 million, a decrease of $0.3 million, or 1.5%, from the fourth quarter of 1998, as expected, and a $1.3 million decrease, or 7.1%, from the first quarter of 1998. The decrease in orders from the first quarter of 1998 was due primarily to a decrease in domestic orders of 13.8%. United States distributors' inventories at the end of the first quarter of 1999 were approximately the same as the end of the fourth quarter of 1998. However, management believes the United States distributors started reducing their inventories in the second quarter.

         Net sales in the first quarter exceeded management's expectations, reflecting a further reduction in backlog. Net sales for the first quarter of 1999 were $18.5 million, an increase of $1.0 million, or 5.5%, from the fourth quarter of 1998, and a decrease of $0.7 million, or 3.5%, from the first quarter of 1998. The Company changed to a 52-week reporting period at the beginning of the year, and therefore, had two additional production days in the first quarter of 1999 that contributed to net sales. Operating income for the first quarter of 1999 was 10.2% higher than the fourth quarter of 1998 and decreased 48.5% compared to the first quarter of 1998. The decrease from the first quarter of 1998 was due to unfavorable product mix, production start-up costs, and lower net sales spread over a higher fixed cost base.

         The Company began conversion to an integrated software system for its Sarasota facility operations in May 1999. This system conversion process reduced productivity in the United States operation in the quarter ended April 3, 1999, and management believes the actual implementation in the second quarter will continue to degrade productivity. The Company is also in the process of implementing a new software system for its Coventry, England, operation. As with any system conversion, there can be no assurances that the timing of the conversions will be met precisely and that the conversion process will not adversely impact operating results.

         Prototype production of manifolds in the German plant commenced in the first quarter of 1999, and increased production of aluminum manifolds for the German market will continue in the second quarter. Local production in the German market is expected to provide significantly improved market support and timely product deliveries.

         As of March 1999, Sun Hydraulics Systems (Shanghai) Co. Ltd. had equipment in place to begin production of steel and ductile iron manifolds. Although production in China will begin in the second quarter of 1999, at this time the Company does not expect any immediate material contribution to operating results.

         The Company introduced its new electrically actuated cartridge valve product line (solenoid valves), in April 1999 at the Hannover Fair in Germany. Pilot production of solenoid products began in the United States in the first quarter of 1999. As the Company continues to increase production capacity for these products in the United States, it is also evaluating possible solenoid valve assembly at the German plant for delivery to support the European market. The solenoid valve product line allows the Company to serve a new, larger market that is currently addressed by most of its competitors.

         Production capacity plans call for the relocation of the high-volume cartridge production cell from the Sarasota facility to the Manatee facility by year end. An additional fully automated assembly machine and other equipment will be added to the cell. A second heat treat operation will be added at the Manatee facility by year-end, effectively doubling the Company's heat treat capacity. The space created at the Sarasota plant by the relocation of the cell will permit a new layout of production processes which management believes will improve productivity as well as increase capacity.


COMPARISON OF THREE MONTHS ENDED APRIL 3, 1999 AND MARCH 31, 1998

         Net sales decreased 3.5%, or $0.7 million, to $18.5 million in the quarter ended April 3, 1999, compared to $19.1 million in the quarter ended March 31, 1998. United States operations net sales decreased 8.6%, or $1.3 million, in the first quarter of 1999, compared to the first quarter of 1998. This decrease was due primarily to a 31.1%, or $1.2 million decrease in net sales of the manifold product line in the United States. The cartridge valve product line net sales in the United States for the first quarter of 1999 were slightly below the first quarter of 1998. The Company believes that a significant portion of manifold net sales in the first quarter of 1998 represented prior period orders, and reflected "production catch-up" and a large reduction in backlog. United Kingdom operations net sales decreased 10.1%, or $0.3 million, and German operations increased 16.1%, or $0.2 million, in the first quarter of 1999, compared to the first quarter of 1998. The net sales of the Korean operation acquired on September 28, 1998 were $0.7 million.

         Gross profit decreased 21.9%, or $1.3 million, to $4.5 million in the quarter ended April 3, 1999, compared to $5.8 million in the quarter ended March 31, 1998. Gross profit as a percentage of net sales was 24.5% for the first quarter of 1999, compared to 30.2% for the first quarter of 1998. The decrease in gross profit as a percentage of net sales was mainly due to a change in product mix, decreased productivity, and lower sales spread over a higher fixed cost base in the United States operation. The decrease in manifold product line net sales in the United States adversely affected the gross profit because these products have a higher margin after variable costs than cartridge valve products. Additionally, cartridge valve product line net sales in the United States in the first quarter of 1999 included a higher content of the new Series '0' products, which are still in a start-up mode. Productivity declined due to start-up of solenoid valve production and training related to new software implementation. Lower net sales in the United States had to cover a base of fixed costs or manufacturing overhead, which increased 7.6% from the same quarter last year, largely due to direct wages and related costs.

         Selling, engineering and administrative expenses increased 2.6%, to $3.1 million in the quarter ended April 3, 1999, compared to $3.0 million in the quarter ended March 31, 1998. The increase was due to the addition of Korean operations and increased wages offset by lower advertising and catalogue costs. Selling, engineering and administrative expenses as a percentage of net sales increased to 16.7% from 15.8% for the same period last year with a 3.5% decrease in net sales.

         Interest expense was $0.3 million for the quarter ended April 3, 1999, approximately the same as the quarter ended March 31, 1998. Miscellaneous expense for the quarter ended April 3, 1999, was approximately the same as the quarter ended March 31, 1998.

         The provision for income taxes in the quarter ended April 3, 1999, was 31.9% of pretax income compared to 33.6% of pretax income in the quarter ended March 31, 1998. This decrease in rate was due primarily to the change in mix of pretax income among the Company's four operating units in Germany, Korea, the United Kingdom and the United States. Tax savings were realized in the United States from the Sun Hydraulics Foreign Sales Corporation and in Korea from provisions of local law which provide newly established companies with an initial tax abatement.

         Net income decreased to $0.7 million, representing 3.9% of net sales, for the quarter ended April 3, 1999, compared to $1.6 million, representing 8.6% of net sales for the quarter ended March 31, 1998.

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

         At April 3, 1999, the Company had working capital of $6.8 million. Cash flow from operations for the quarter ended April 3, 1999 decreased $1.5 million, to $1.1 million, compared to $2.6 million for the quarter ended March 31, 1998. Approximately, $0.9 million was due to the decrease in net income. Net cash used in investing activities for the quarter ended April 3, 1999, was $1.3 million compared to $1.5 million for the quarter ended March 31, 1998.

         The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

         In February 1999, the Company renegotiated its one-year, unsecured revolving credit facility in the United States. The credit facility provides for a maximum availability of $10.0 million, payable on demand and does not contain any debt covenants. The interest rate is equal to the bank lender's prime rate less 1% or LIBOR plus 1.9% for predetermined periods of time, at the Company's option. At April 3, 1999, there was $4.0 million outstanding under this credit facility.

         A 10-year mortgage loan of $6.2 million was obtained by the Company in May 1996, at a fixed interest rate of 8.25%, for construction of the Manatee County facility in Sarasota, Florida. Terms on the new mortgage note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year note with a 15-year amortization schedule. In May 1999, this mortgage note was renegotiated to an interest rate of 7.375%. Terms are monthly principal and interest payments with remaining principal due July 1, 2006. At April 3, 1999, $4.8 million was outstanding on this facility.

         The Company has notes payable to five former shareholders that bear interest at a weighted rate of 15% and have terms expiring in one to four years. These notes were issued by the Company in 1989 and 1990, in connection with the repurchase of shares of common stock from former shareholders and do not allow for prepayment by the Company. At April 3, 1999, $0.9 million was outstanding under these notes.

         In 1996, the Company was awarded a grant of $0.4 million by the German government, which helped to offset the cost of the German facility. This grant requires that the German operation have employed 26 people by June 30, 1998. This deadline has been extended until September 30, 1999, and if the requirement is not met, 50% of the grant plus interest will have to be repaid. This amount has been recorded as a deferred grant. Therefore, the repayment of the $0.2 million would affect only cash and would have no effect on net income.

         In Korea, the Company has various secured notes, denominated in Korean Won, and secured by property, plant and equipment, with interest payable at rates ranging from 6% to 6.5% and maturities ranging from December 1998 to March 2005. At April 3, 1999, $0.1 million was outstanding under these credit facilities.

         In February 1999, the Company negotiated three loans in Germany, secured by equipment, a ten year 5.1% fixed interest rate loan for approximately $0.3 million, a ten year 5.1% fixed interest rate loan for approximately $0.1 million, and a ten year 3.5% fixed interest rate loan for approximately $0.8 million. At April 3, 1999, the outstanding balance on these facilities was $1.0 million.

         The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.

         The Company declared a quarterly dividend of $0.04 per share to shareholders of record on March 31, 1999, which was paid on April 15, 1999.


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

         With regard to its external relationships, the assessment phase includes surveying the Company's material suppliers, distributors, and customers to determine the potential exposure to the Company if such parties fail to correct their year 2000 issues in a timely manner. The Company has now received responses to approximately seventy percent of its third party questionnaires. The Company anticipates the completion of this external assessment by the end of the fourth quarter of 1999.

         The Company is currently testing all critical applications for year 2000 readiness and anticipates completion of this testing by the second quarter of 1999. The Company defines "year 2000 ready" to mean that neither the performance nor functionality of any of its critical systems, including both information technology and non-information technology systems, will be materially affected by dates prior to, during and after the year 2000. While testing continues, the Company has entered its renovation phase by replacing the computer systems in its United States Sarasota facility and by commencing replacement of the computer system in the United Kingdom operation with "enterprise manufacturing systems" that, according to representations made by the systems' manufacturers, are currently year 2000 ready. The Company believes that its other three locations' systems are year 2000 ready. The final phase of the Company's year 2000 readiness plan is a validation phase, during which upgraded systems will be re-tested.

         The Company anticipates all phases of its year 2000 readiness plan, including the validation phase, to be completed by the end of the fourth quarter of 1999. However, there can be no assurance that these deadlines will be met or precisely when the Company will be year 2000 ready.

         The Company has not yet obtained information sufficient to quantify the potential effects of possible internal and external year 2000 non-compliance so as to determine the likely worst-case scenarios or to develop contingency plans to deal with such scenarios. However, a significant interruption in the company's business due to a year 2000 non-compliance issue could have a material adverse effect on the Company's financial position, operations, and liquidity. Also, there can be no assurance that the systems of other companies on which the Company relies will be timely converted or that any such failure to convert by another company will not have an adverse effect on the Company's operations. While the Company intends to develop appropriate contingency plans prior to the end of the fourth quarter of 1999, there can be no assurances that the Company's contingency plans, once developed, will substantially reduce the risk of year 2000 non-compliance.

         The Company estimates that the total costs of its year 2000 project will be approximately $0.9 million, including costs totaling $0.7 million incurred through April 3, 1999. These expenditures are being funded through operating cash flows. Although there can be no assurances thereof, the estimated costs of the year 2000 project are not expected to have a material impact on the Company's business, operations or financial condition in future periods.

SEASONALITY AND INFLATION

     The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. The Company does not believe that inflation had a material effect on its operations for the periods ended April 3,

1999, and March 31, 1998. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At April 3, 1999, the Company had approximately $4.0 million in variable-rate debt outstanding and, as such, the market risk is immaterial based upon a 10% increase or decrease in interest rates. The Company manages this risk by selecting debt financing at its U.S. bank lender's prime rate less 1%, or the Libor rate plus 1.9%, whichever is the most advantageous.

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

         Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company's products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; (vi) the Company's ability timely to become Year 2000 ready, including the Company's ability to identify all critical systems that will be impacted by the Year 2000, the Company's ability, in a cost-efficient manner, to correct, upgrade or replace such systems, and the Year 2000 readiness of third parties with which the Company has material relationships; and (vii) changes relating to the Company's international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Risk Factors" in the Form S-1 Registration Statement and Prospectus for the Company's initial public offering, "Business" in the Company's Form 10-K for the year ended December 31, 1998, and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Form 10-Q for the quarter ended April 3, 1999. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

         4.24 Renewal Master Note, dated as of February 3, 1998, in the amount of $4,965,524.51, between the Company and Northern
                  Trust Bank of Florida, N.A. (previously filed as Exhibit 4.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

         4.25 Renewal Master Note, dated as of February 3, 1999, in the amount of $4,965,524.51, between the Company and Northern
                  Trust Bank of Florida, N.A.

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


         27.1     Financial Data Schedule for period ended April 3, 1999 (for
                  SEC purposes only).


  +  Executive management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         Report on Form 8-K dated March 8, 1999, announcing a $0.04 per share dividend on its common stock payable on April 15, 1999, to shareholders of record on March 31, 1999, as well as year end and fourth quarter results.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 14, 1999.


                                             SUN HYDRAULICS CORPORATION



                                             By: /s/ Richard J. Dobbyn
                                                --------------------------------
                                                Richard J. Dobbyn
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

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

         4.17 Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of (pound) 800,000, between Sun Hydraulics Ltd.
                  and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the
                  Company's Registration Statement on Form S-1 filed on October
                  15, 1996 (File No. 333-14183) and incorporated herein by reference).

         4.18     Overdraft and Other Facilities letter agreement, dated June 7,
                  1996, in an amount not to exceed (pound) 250,000, between Sun
                  Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as
                  Exhibit 4.18 in the Company's Registration Statement on Form
                  S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

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

         4.24 Renewal Master Note, dated as of February 3, 1998, in the amount of $4,965,524.51, between the Company and Northern
                  Trust Bank of Florida, N.A. (previously filed as Exhibit 4.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

         4.25 Renewal Master Note, dated as of February 3, 1999, in the amount of $4,965,524.51, between the Company and Northern
                  Trust Bank of Florida, N.A.

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

         27.1     Financial Data Schedule for period ended April 3, 1999 (for
                  SEC purposes only).

+ Executive management contract or compensatory plan or arrangement.