Form 10-Q
period 1999-07-03
SUN HYDRAULICS CORP
filed 1999-08-13
CIK 1024795

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999      Commission file number 0-21835

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The Registrant had 6,384,948 shares of common stock, par value $.001, outstanding as of August 10, 1999.


===============================================================================

                           Sun Hydraulics Corporation
                                     INDEX
                   For the second quarter ended July 3, 1999


                                                                                                                              Page
                                                                                                                              ----
PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                  Consolidated Balance Sheets as of July 3, 1999 (unaudited)
                           and December 31, 1998                                                                                3

                  Consolidated Statements of Income for the
                           Three Months Ended July 3, 1999 (unaudited) and June 30, 1998 (unaudited)                            4

                  Consolidated Statements of Income for the
                           Six Months Ended July 3, 1999 (unaudited) and June 30, 1998 (unaudited)                              5

                  Consolidated Statement of Changes in Shareholders' Equity and Comprehensive
                           Income for the Three Months Ended July 3, 1999 (unaudited)
                           and the Year Ended December 31, 1998                                                                 6

                  Consolidated Statements of Cash Flows
                           for  the Six Months Ended July 3, 1999 (unaudited) and June 30, 1998 (unaudited)                     7

                  Notes to Consolidated Financial Statements                                                                    8

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                                       13

                           Forward Looking Information                                                                         19

PART II. OTHER INFORMATION                                                                                                     21

         Item 1.           Legal Proceedings

         Item 2.           Changes in Securities

         Item 3.           Defaults Upon Senior Securities

         Item 4.           Submission of Matters to a Vote of Security Holders

         Item 5.           Other Information

         Item 6.           Exhibits and Reports on Form 8-K                                                                    21

                         PART I: FINANCIAL INFORMATION
                                    Item 1.

SUN HYDRAULICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                                            JULY 3,                 DECEMBER 31,
                                                                                             1999                      1998
                                                                                            -------                   -------
                                                                                          (UNAUDITED)
                 ASSETS
Current assets:
      Cash and cash equivalents                                                             $   844                   $ 1,592
      Accounts receivable, net of allowance for
           doubtful accounts of $262 and $169                                                 5,977                     5,342
      Inventories                                                                             7,367                     8,125
      Other current assets                                                                      915                       891
                                                                                            -------                   -------

                 Total current assets                                                        15,103                    15,950

Property, plant and equipment, net                                                           44,528                    44,003
Investment in joint venture                                                                     189                       246
Other assets                                                                                    926                       820
                                                                                            -------                   -------

                 Total assets                                                               $60,746                   $61,019
                                                                                            =======                   =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                      $ 2,007                   $ 2,877
      Accrued expenses and other liabilities                                                  1,670                     2,065
      Long-term debt due within one year                                                      5,191                     4,302
      Notes payable to related parties due within one year                                      502                       578
      Dividends payable                                                                         255                       254
      Income taxes payable                                                                      349                       245
                                                                                            -------                   -------

                 Total current liabilities                                                    9,974                    10,321

Long-term debt due after one year                                                             6,850                     6,461
Notes payable to related parties due after one year                                             148                       566
Deferred income taxes                                                                         3,624                     3,656
                                                                                            -------                   -------

                 Total liabilities                                                           20,596                    21,004
                                                                                            -------                   -------

Commitments and contingencies

Shareholders' equity:
      Preferred stock                                                                            --                        --
      Common stock                                                                                6                         6
      Capital in excess of par value                                                         24,473                    24,386
      Retained earnings                                                                      15,359                    15,363
      Accumulated other comprehensive income                                                    312                       260
                                                                                            -------                   -------

                 Total shareholders' equity                                                  40,150                    40,015
                                                                                            -------                   -------

                 Total liabilities and shareholders' equity                                 $60,746                   $61,019
                                                                                            =======                   =======

    The accompanying Notes to the Consolidated Financial Statements are an
                 integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                   THREE MONTHS ENDED
                                                                                            JULY 3,                   JUNE 30,
                                                                                              1999                      1998
                                                                                            -------                   --------
                                                                                                       (UNAUDITED)
NET SALES                                                                                   $15,921                   $17,584

Cost of sales                                                                                12,982                    12,599
                                                                                            -------                   -------

GROSS PROFIT                                                                                  2,939                     4,985

Selling, engineering and
 administrative expenses                                                                      3,068                     3,033
                                                                                            -------                   -------

OPERATING INCOME (LOSS)                                                                        (129)                    1,952

Interest expense                                                                                176                       231
Miscellaneous (income) expense                                                                   13                       (45)
                                                                                            -------                   -------

INCOME (LOSS) BEFORE INCOME TAXES                                                              (318)                    1,766

Income tax provision (benefit)                                                                 (125)                      586
                                                                                            -------                   -------

NET INCOME (LOSS) BEFORE EQUITY LOSS IN JOINT VENTURE                                          (193)                    1,180

Equity loss in joint venture                                                                     23                        --
                                                                                            -------                   -------
NET INCOME (LOSS)                                                                           $  (216)                  $ 1,180
                                                                                            =======                   =======

BASIC NET INCOME (LOSS) PER COMMON SHARE                                                    $ (0.03)                  $  0.19

WEIGHTED AVERAGE SHARES OUTSTANDING                                                           6,383                     6,339

DILUTED NET INCOME (LOSS) PER COMMON SHARE                                                  $ (0.03)                  $  0.18

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING                                                   6,537                     6,553


     The accompanying Notes to the Consolidated Financial Statements are an
                 integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                     SIX MONTHS ENDED
                                                                                            JULY 3,                    JUNE 30,
                                                                                             1999                        1998
                                                                                            -------                    -------
                                                                                                       (UNAUDITED)
NET SALES                                                                                    $34,386                   $36,717
Cost of sales                                                                                 26,927                    25,946
                                                                                             -------                   -------

GROSS PROFIT                                                                                   7,459                    10,771

Selling, engineering and
 administrative expenses                                                                       6,160                     6,047
                                                                                             -------                   -------

OPERATING INCOME                                                                               1,299                     4,724

Interest expense                                                                                 429                       491
Miscellaneous (income) expense                                                                    76                        (2)
                                                                                             -------                   -------

INCOME BEFORE INCOME TAXES                                                                       794                     4,235

Income tax provision                                                                             230                     1,415
                                                                                             -------                   -------

NET INCOME BEFORE EQUITY LOSS IN JOINT VENTURE                                                   564                     2,820

Equity loss in joint venture                                                                      57                        --
                                                                                             -------                   -------

NET INCOME                                                                                   $   507                   $ 2,820
                                                                                             =======                   =======

BASIC NET INCOME PER COMMON SHARE                                                            $  0.08                   $  0.45

WEIGHTED AVERAGE SHARES OUTSTANDING                                                            6,375                     6,332

DILUTED NET INCOME PER COMMON SHARE                                                          $  0.08                   $  0.43

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING                                                    6,528                     6,524


     The accompanying Notes to the Consolidated Financial Statements are an
                 integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(IN THOUSANDS)

                                                                                                            ACCUMULATED
                                                                                 CAPITAL IN                    OTHER
                                                                   COMMON        EXCESS OF      RETAINED   COMPREHENSIVE
                                                      SHARES       STOCK         PAR VALUE      EARNINGS       INCOME       TOTAL
                                                      -------     --------       ----------     --------   -------------   -------

Balance, December 31, 1996                              4,000     $  2,179       $  2,719       $17,450         $ 49       $22,397

Net proceeds from stock offering                        2,300            2         19,250                                   19,252
Distributions to shareholders                                                                   (10,545)                   (10,545)
Dividends declared                                                                                 (883)                      (883)
Merger with Sun Holdings (Note 2)                                   (2,175)         2,123                                      (52)
Exercise of stock options                                  22                          71                                       71
Comprehensive income:
   Net income                                                                                     4,710                      4,710
   Other comprehensive income:
      Foreign currency translation adjustments                                                                    50            50
                                                                                                                           -------

Comprehensive income                                                                                                         4,760
                                                      -------     --------       --------       -------         ----       -------
Balance, December 31, 1997                              6,322            6         24,163        10,732           99        35,000

Dividends declared                                                                               (1,016)                    (1,016)
Exercise of stock options                                  39                         223                                      223
Comprehensive income:
  Net income                                                                                      5,647                      5,647
  Other comprehensive income:
    Foreign currency translation adjustments                                                                     161           161
                                                                                                                           -------

Comprehensive income                                                                                                         5,808
                                                      -------     --------       --------       -------         ----       -------
Balance, December 31, 1998                              6,361            6         24,386        15,363          260        40,015

Dividends declared                                                                                 (511)                      (511)
Exercise of stock options                                  22                          75                                       75
Tax effect of non-qualified stock options                                              12                                       12
Comprehensive income:
  Net income                                                                                        507                        507
  Other comprehensive income:
    Foreign currency translation adjustments                                                                      52            52
                                                                                                                           -------
Comprehensive income                                                                                                           559
                                                      -------     --------       --------       -------         ----       -------
Balance, July 3, 1999 (unaudited)                       6,383     $      6       $ 24,473       $15,359         $312       $40,150
                                                      =======     ========       ========       =======         ====       =======

     The accompanying Notes to the Consolidated Financial Statements are an
                 integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                                    SIX MONTHS ENDED
                                                                                             JULY 3,               JUNE 30,
                                                                                              1999                   1998
                                                                                             -------               --------
                                                                                                       (UNAUDITED)
Cash flows from operating activities:
      Net income                                                                             $   507               $ 2,820
Adjustments to reconcile net income to
      net cash provided by operating activities:
           Depreciation                                                                        2,440                 2,269
           Loss on disposal of assets                                                            127                    --
           Provision for deferred income taxes                                                   (20)                   --
           (Increase) decrease in:
                 Accounts receivable                                                            (635)               (1,313)
                 Inventories                                                                     758                  (338)
                 Other current assets                                                            (24)                  118
                 Other assets                                                                    (49)                 (130)
           Increase (decrease) in:
                 Accounts payable                                                               (870)                 (180)
                 Accrued expenses and other liabilities                                         (395)                  220
                 Income taxes payable, net                                                       104                   561
                                                                                             -------               -------
                 Net cash provided by operating activities                                     1,943                 4,027
                                                                                             -------               -------

Cash flows from investing activities:
      Capital expenditures                                                                    (3,135)               (3,629)
      Proceeds from dispositions of equipment                                                     43                   122
                                                                                             -------               -------
                 Net cash used in investing activities                                        (3,092)               (3,507)
                                                                                             -------               -------

Cash flows from financing activities:
      Proceeds from debt                                                                       5,128                 4,261
      Repayment of debt                                                                       (3,850)               (2,244)
      Repayment of notes payable to related parties                                             (494)                 (365)
      Proceeds from exercise of stock options                                                     75                    81
      Dividends to shareholders                                                                 (510)                 (474)
                                                                                             -------               -------
                Net cash provided by financing activities                                        349                 1,259
                                                                                             -------               -------

Effect of exchange rate changes on cash and
      cash equivalents                                                                            52                   286
                                                                                             -------               -------
Net increase in cash and cash equivalents                                                       (748)                2,065
Cash and cash equivalents, beginning of period                                                 1,592                 1,249
                                                                                             -------               -------
Cash and cash equivalents, end of period                                                     $   844               $ 3,314
                                                                                             =======               =======

Supplemental disclosure of cash flow information:
      Cash paid for:
Interest (including amounts capitalized)                                                     $   484               $   496
                                                                                             =======               =======
Income taxes                                                                                 $   146               $   854
                                                                                             =======               =======
Non-cash tax effect of non-qualified stock options                                           $    12               $    --
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

2.       BUSINESS

         Sun Hydraulics Corporation and its wholly-owned subsidiaries (the "Company") design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, and Korea. Sun Hydraulics Corporation ("Sun Hydraulics"), with its main offices located in Sarasota, Florida, designs, manufactures and sells through independent distributors in the United States. Sun Hydraulik Holdings Limited ("Sun Holdings"), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company vehicle for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, "Sun Ltd.") and Sun Hydraulik GmbH (a German corporation, "GmbH"). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH, located in Erkelenz, Germany, designs, manufactures and markets the Company's products in German-speaking European markets. Sun Hydraulics Korea Corporation ("Sun Korea"), a wholly-owned subsidiary of Sun Hydraulics, was acquired September 28, 1998 (see Note 3). Sun Korea, located in Inchon, South Korea, operates a manufacturing and distribution facility.

3.       ACQUISITION AND JOINT VENTURE

         On September 28, 1998, Sun Hydraulics acquired 100% of the equity shares of Korea Fluid Power Co. Ltd., which had been the Company's exclusive distributor in South Korea since 1988. This wholly-owned subsidiary's name was changed to Sun Hydraulics Korea Corporation in January 1999. The acquisition price paid by the Company was $860. The amounts paid in excess of the net book value have been capitalized as goodwill, and are amortized over a period of 15 years. Goodwill is recorded under other assets in the Company's financial statements, and was $539, net of amortization as of July 3, 1999.

         On November 1, 1998, Sun Hydraulics entered into a 50/50 joint venture agreement ("joint venture") with Links Lin, the owner of Sun Hydraulics Corporation's Taiwanese distributor. This agreement provides for an initial capital contribution of $250, which is recorded in Investment in joint venture in the Company's financial statements.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that all costs incurred in start-up activities be expensed as incurred. Start-up activities include the costs associated with one-time activities related to opening a new facility, introducing a new product or service, conducting business with a new class of customer or initiating a new process in an existing facility. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company's start-up costs of $41 related to the acquisition of Sun Korea was written off as administrative expense in the first quarter of 1999.


5.       LONG-TERM DEBT (in thousands)


                                                                July 3,           December 31,
                                                                 1999                 1998
                                                             -----------          ------------
                                                             (unaudited)

Lines of credit agreements                                    $  4,772             $  3,974

Secured notes payable-Korea                                         43                  177

Mortgage note payable-U.S. Manatee County facility               4,797                4,864
Mortgage note payable-German facility                            1,461                1,748

Secured notes payable-German equipment                             968                   --
                                                              --------             --------
                                                                12,041               10,763
Less amounts due within one year                                (5,191)              (4,302)
                                                              --------             --------
                                                              $  6,850             $  6,461
                                                              ========             ========


         The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

         During the quarter ended July 3, 1999, the Company had a revolving credit facility in the United States, which provided for a maximum availability of $10,000, payable on demand with no debt covenants. In February 1999, the Company renegotiated this unsecured credit facility for an additional one year term and an interest rate equal to the bank lender's prime rate less 1%, or LIBOR plus 1.9% for predetermined periods of time at the Company's option. At July 3, 1999, the interest rate was 7.0%, and $4,750 was outstanding under this credit facility.

         On July 23, 1999, the Company replaced the $10,000 unsecured revolving credit facility with a five year, secured, revolving credit facility of $7,500, and a one year unsecured, revolving credit facility of $5,000. The $7,500 credit facility has an interest rate equal to the bank lender's prime rate less 1% for the first year, and the treasury bill rate plus 1.75% for the remaining four years. The $5,000 credit facility has an interest rate equal to the bank lender's prime rate less 1% or LIBOR plus 1.9% for predetermined periods of time, at the Company's option.

         In England, the Company has a $1,200 line of credit, denominated in British pounds, which bears interest at a floating rate equal to 2.25% over the bank lender's base rate and is payable on demand. At July 3, 1999, there was no balance outstanding on this credit facility.

         The German line of credit is a demand note denominated in German marks with interest payable at the lender's prime rate. At July 3, 1999, the interest rate was 5.25%, and $22 was outstanding under this credit facility.

         Sun Korea has two notes denominated in Korean Won, and secured by property, plant and equipment, with interest payable at fixed rates of 6% and 6.5% with maturities up to March of June 25, 2001, and September 25, 1999, respectively. At July 3, 1999, $40 and $3 was outstanding under these credit facilities, respectively.

         In 1996, a 10-year mortgage loan of $6,187 was obtained at a fixed interest rate of 8.25% for construction of the Manatee County facility. Terms on the construction note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year mortgage note with a 15-year amortization schedule. In April 1999, this mortgage note was renegotiated to an interest rate of 7.375%. Terms are monthly principal and interest payments of $42 with remaining principal due July 1, 2006. At July 3, 1999, $4,797 was outstanding under this mortgage note.

         In May 1996, the Company obtained a mortgage loan of approximately $2,400, denominated in German marks, for the new facility in Erkelenz, Germany. The loan has a term of 12 years and bears interest at 6.47%. At July 3, 1999, $1,461 was outstanding under this mortgage note.

         In February 1999, the Company negotiated three loans in Germany, secured by equipment; a ten year 5.1% fixed interest rate loan for approximately $300, a ten year 5.1% fixed interest rate loan for approximately $100, and a ten year 3.5% fixed interest rate loan for approximately $800. At July 3, 1999, the outstanding balance on these facilities was $256, $0, and $712, respectively.

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

         Segment information is as follows:

                            United                 United
                            States      Korea      Kingdom     Germany   Elimination    Consolidated
                           -------      ------     -------     -------   -----------    ------------
SIX MONTHS
ENDED JULY 3, 1999
Sales to unaffiliated
  customers                $24,233      $1,874      $5,587      $2,692      $    --       $34,386
Intercompany sales           3,837          --       1,081          14       (4,932)           --
Operating profits              308          37         668         183          103         1,299
Identifiable assets         45,529         742       8,422       6,297         (244)       60,746
Depreciation expense         1,860          19         404         157           --         2,440
Capital expenditures         2,191          46         556         342           --         3,135

SIX MONTHS
ENDED JUNE 30, 1998
Sales to unaffiliated
  customers                $28,010          --      $6,225      $2,482      $    --       $36,717
Intercompany sales           4,106          --       1,130          26       (5,262)           --
Operating profits            3,435          --       1,151         132            6         4,724
Identifiable assets         43,693          --       9,274       5,544         (156)       58,355
Depreciation expense         1,826          --         347          96           --         2,269
Capital expenditures         2,882          --         685          62           --         3,629

                            United                 United
                            States      Korea      Kingdom     Germany   Elimination    Consolidated
                           -------      ------     -------     -------   -----------    ------------
THREE MONTHS
ENDED JULY 3, 1999
Sales to unaffiliated
  customers                $10,691      $1,152      $2,803      $1,275      $    --       $15,921
Intercompany sales           2,139          --         483           7       (2,629)           --
Operating profits             (410)          9         215          40           17          (129)
Depreciation expense           944          19         203          75           --         1,241
Capital expenditures         1,575          63         101          42           --         1,781

THREE MONTHS
ENDED JUNE 30, 1998
Sales to unaffiliated
  customers                $13,193          --      $3,129      $1,262      $    --       $17,584
Intercompany sales           2,376          --         555           9       (2,940)           --
Operating profits            1,427          --         506          33          (14)        1,952
Depreciation expense           913          --         179          50           --         1,142
Capital expenditures         1,747          --         313          48           --         2,108

         Total liabilities attributable to foreign operations were $5,276, and $4,265, at July 3, 1999, and June 30, 1998, respectively. Net foreign currency gains (losses) reflected in results of operations were $22 and $(48) for the six months ended July 3, 1999, and June 30, 1998, respectively. Operating profit is total sales and other operating income less operating expenses. In computing segment operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

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

         Net sales in the second quarter were $15.9 million, a decrease of $2.5 million, or 13.8%, from the first quarter of 1999, and $1.7 million, or 9.5%, from the quarter ended June 30, 1998. The decrease in net sales was due primarily to the implementation, on May 1, 1999, of a new "Y2K" compliant operating system in the United States operation. The fully-integrated system affects all aspects of the business, and many difficulties were encountered during implementation. None of these difficulties by themselves were large, but, taken collectively, caused shipment delays and created production inefficiencies. Management estimates that at least one week's worth of shipments were missed in the second quarter of 1999, and further expects that the system conversion will continue to have a negative impact on third quarter 1999 operating income. Since the system implementation on May 1, 1999, shipments have been increasing each week and as of the end of July had reached pre-implementation levels.

         The Company is also in the process of implementing a new software system for its Coventry, England, operation. This system has been running parallel for some time and management expects to convert to the new system by the end of the third quarter of 1999. However, as with any system conversion there can be no assurances that the timing of the conversion will be met precisely and that the conversion process will not adversely impact operating results.

         The Company's orders in the second quarter of 1999 were $15.5 million, a decrease of $1.7 million, or 9.6%, from the first quarter of 1999. United States distributors' inventories at the end of the second quarter of 1999 decreased over $1.0 million from the first quarter of 1999. Management believes these decreases, at least in part, are related to the Company's improved delivery times in the first quarter and the subsequent adjustments distributors made in their order patterns. The National Fluid Power
Association reported that orders for the first quarter of 1999 for the United States hydraulics industry decreased 9.8% and continued to be negative year over year in the second quarter. However, the weekly order rate for the Company's United States operation has shown an increase since the end of the second quarter of 1999.

         Net sales in the United States operations in the second quarter of 1999 decreased $2.9 million, or 21.0%, from the first quarter of 1999. This net sales decrease, coupled with production inefficiencies, resulted in an operating loss in the United States operations of $0.4 million, compared to operating income of $0.7 million in the first quarter of 1999. The consolidated operating loss in the second quarter of 1999 was $0.1 million, compared to operating income in the first quarter of 1999 of $1.4 million.

         Production capacity expansion plans are on track for the relocation of the high-volume cartridge production cell from the Sarasota facility to the Manatee facility by year-end. The new fully automated assembly machine for the production cell is operational in the Manatee facility, and is in the final testing stage. Test stands and other equipment for the production cell are also in place and the new heat treat operation is on schedule for completion by the end of the year.

         The Korean operation, acquired in September of 1998, received ISO 9002 certification in June 1999. Net sales for this operation for the quarter ended July 3, 1999, increased 59.6%, or $0.4 million, to $1.2 million, compared to $0.7 million, in the quarter ended April 3, 1999. Sun Korea's largest customer is Daewoo Group. Daewoo has recently indicated that it is restructuring its finances, which may delay payments to vendors due to cash flow problems.

         Orders for the Company's electrically actuated cartridge valve products (solenoid valves), introduced in Europe in April 1999, are not yet significant. However, quotations for custom manifolds have been steadily increasing and it is estimated that 20% of these quotes incorporate the new solenoid product. The solenoid valve products address a new market for the Company, and management believes that, in time, solenoid sales will bring additional demand for manifolds and non-solenoid cartridge valve sales.


COMPARISON OF THREE MONTHS ENDED JULY 3, 1999 AND JUNE 30, 1998

         Net sales decreased 9.5%, or $1.7 million, to $15.9 million in the quarter ended July 3, 1999, compared to $17.6 million in the quarter ended June 30, 1998. Adjusting for the incremental net sales related to the Korean operation acquired in September 1998, net sales decreased 13.9%, or $2.5 million. As described in the Overview, the decrease in net sales was due primarily to shipment delays and productivity problems in the United States operations, which were caused by the implementation of a fully-integrated operating system. Net sales to Asia (excluding Korea) and Canada were adversely affected because the United States operation sells product directly to distributors in Asia and Canada as well as the United States. Net sales in the United Kingdom operation decreased $0.3 million or 10.4% due to a slowdown in orders. Net sales in Germany increased 1.1%, compared to the period ended June 30, 1998.

         Gross profit decreased 41.0%, or $2.0 million, to $2.9 million in the quarter ended July 3, 1999, compared to $5.0 million in the quarter ended June 30, 1998. Gross profit as a percentage of net sales was 18.5% for the second quarter of 1999, compared to 28.3% for the second quarter of 1998. The decrease in gross profit as a percentage of net sales was mainly due to the productivity decrease and lower net sales in the United States operation. Material cost as a percentage of net sales in the United States operation, which increased throughout 1998, showed approximately 1% improvement in the second quarter of 1999 compared to the second quarter of 1998. Decreases in gross profit in the United Kingdom operation decreased 21.0% in the quarter ended July 3, 1999, compared to the quarter ended June 30, 1998, mainly due to lower net sales.

         Selling, engineering and administrative expenses were $3.1 million in the quarter ended July 3, 1999, approximately the same as the quarter ended June 30, 1998. Expenses increased due to advertising and the implementation of a new software system in the United Kingdom operation, as well as incremental costs from the Korean operation acquired in September. These expenses were offset by decreased expenses in the United States operation related to fringe benefits and advertising and catalog costs.

         Interest expense was $0.2 million for the quarter ended July 3, 1999, approximately the same as the quarter ended June 30, 1998.

         The income tax benefit in the quarter ended July 3, 1999, was 39.3% of pretax loss compared to a provision of 33.2% of pretax income in the quarter ended June 30, 1998. Excluding income from the Korean operation, the benefit was 34.2% of pretax loss. Tax savings were realized in the United States from the Sun Hydraulics Foreign Sales Corporation and in Korea from provisions of local law.


COMPARISON OF SIX MONTHS ENDED JULY 3, 1999 AND JUNE 30, 1998

         Net sales decreased 6.3%, or $2.3 million, to $34.4 million in the six month period ended July 3, 1999, compared to $36.7 million in the six month period ended June 30, 1998. Adjusting for the incremental net sales related to the Korean operation acquired in September 1998, net sales decreased 10.0%, or $3.7 million, to $33.0 million, in the six month period ended July 3, 1999 compared to the six month period ended June 30, 1998. As described in the Overview, the decrease in net sales of $3.7 million was due primarily to reduced production in the second quarter connected with the implementation of a new operating system in the United States. Additionally, shipments of manifolds and "assemblies" (a combination of manifolds and cartridges), in the United States operation for the six month period ended July 3, 1999, were significantly less than the same period last year.

         Gross profit decreased 30.8%, or $3.3 million, to $7.5 million in the six month period ended July 3, 1999, compared to $10.8 million in the six month period ended June 30, 1998. Gross profit as a percentage of net sales was 21.7% in the six month period ended July 3, 1999, compared to 29.3% in the six month period ended June 30, 1998. The gross profit percentage decrease was due to the lower net sales spread over an increased cost base and production inefficiencies related to the implementation of the new operating system in the United States. Additionally, the United States operation's net sales of manifolds and "assemblies", which have a higher margin than individual cartridges, were a lower percentage of total net sales for the six month period ended July 3, 1999.

         Selling, engineering and administrative expenses increased 1.9%, or $0.1 million, to $6.2 million in the six month period ended July 3, 1999, compared to $6.0 million in the six month period ended June 30, 1998. This increase was due to the incremental expenses of the Korean operation acquired in September 1998, operating system implementation costs and increased wages. These increases were partially offset by decreases in fringe benefit costs, and advertising and catalog costs.

         Interest expense was $0.4 million for the six month period ended July 3, 1999, approximately the same as the six month period ended June 30, 1998. Miscellaneous expense for the period ended July 3, 1999, consisted primarily of a loss of $0.1 million on the disposal of certain equipment in the United States operations, no longer used in production, partially offset by exchange rate gains.

         The provision for income taxes in the six month period ended July 3, 1999, was 29.0% of pretax income compared to 33.4% of pretax income in the six month period ended June 30, 1998. Tax savings were realized from the Sun Hydraulics Foreign Sales Corporation in the United States and in Korea from provisions of local law. Excluding income from Korea, the provision for income taxes in the six month period ended July 3, 1999, was 32.4%.

         Net income for the six month period ended July 3, 1999, decreased to $0.5 million, or 1.5% of net sales, compared to $2.8 million, or 7.7% of net sales, for the six month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary source of capital has been cash generated from operations, although fluctuations in working capital requirements have been met through borrowings under revolving lines of credit. The Company's principal uses of cash have been to pay operating expenses, make capital expenditures, pay dividends to shareholders and service debt.

         At July 3, 1999, the Company had working capital of $5.1 million. Cash flow from operations for the quarter ended July 3, 1999, decreased $2.1 million, to $1.9 million, compared to $4.0 million for the quarter ended June 30, 1998. This decrease was due primarily to a $2.3 million decrease in net income. Net cash used in investing activities for the quarter ended July 3, 1999, was $3.1 million, compared to $3.5 million for the quarter ended June 30, 1998, and was used primarily for the purchase of machinery and equipment.

         The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

         During the quarter ended July 3, 1999, the Company had a revolving credit facility in the United States, which provided for a maximum availability of $10.0 million, payable on demand with no debt covenants. The interest rate was equal to the bank lender's prime rate less 1%, or LIBOR plus 1.9% for predetermined periods of time at the Company's option. At July 3, 1999, the interest rate was 7.0%, and $4.8 million was outstanding under this credit facility.

         On July 23, 1999, the Company replaced the $10.0 million unsecured revolving credit facility with a five year, secured, revolving credit facility of $7.5 million, and a one year unsecured, revolving credit facility of $5.0 million. The $7.5 million credit facility has an interest rate equal to the bank lender's prime rate less 1% for the first year, and the treasury bill rate plus 1.75% for the remaining four years. The $5.0 million credit facility has an interest rate equal to the bank lender's prime rate less 1% or LIBOR plus 1.9% for predetermined periods of time, at the Company's option.

         A 10-year mortgage loan of $6.2 million was obtained at a fixed interest rate of 8.25% for construction of the Manatee County facility. Terms on the construction note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year mortgage note with a 15-year amortization schedule. In April 1999, this mortgage note was renegotiated to an interest rate of 7.375%. Terms are monthly principal and interest payments with remaining principal due July 1, 2006. At July 3, 1999, $4.8 million was outstanding on this facility.

         In February 1999, the Company negotiated three loans in Germany secured by equipment, a ten year 5.1% fixed interest rate loan for approximately $0.3 million, a ten year 5.1% fixed interest rate loan for approximately $0.1 million, and a ten year 3.5% fixed interest rate loan for approximately $0.8 million. At July 3, 1999, the outstanding balance on these facilities was $1.0 million.

         The Company has notes payable to five former shareholders that bear interest at a weighted rate of 15% and have terms expiring in one to four years. These notes were issued by the Company in 1989 and 1990, in connection with the repurchase of shares of common stock from former shareholders and do not allow for prepayment by the Company. At July 3, 1999, $0.6 million was outstanding under these notes.

         The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.

         The Company declared quarterly dividends of $0.04 per share to shareholders of record on June 30, 1999, and March 31, 1999, which were paid on July 15, 1999, and April 15, 1999, respectively.


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

         The Company has established the following four-phased approach to address the year 2000 issue: (1) assessment, (2) testing, (3) renovation and
(4) validation. With regard to its internal operations, the assessment phase consist of (i) the inventory of all systems, including hardware, software and embedded systems (such as the Company's CNC equipment) in all of Company's locations, (ii) the identification of all critical applications, and (iii) the collection of all internal source codes. The internal assessment phase is now substantially completed.

         With regard to its external relationships, the assessment phase includes surveying the Company's material suppliers, distributors, and customers to determine the potential exposure to the Company if such parties fail to correct their year 2000 issues in a timely manner. The Company has now received responses to approximately seventy percent of its third party questionnaires. The Company anticipates the completion of this external assessment prior to November 1, 1999.

         The Company is currently testing all critical applications for year 2000 readiness and anticipates completion of this testing by the third quarter of 1999. The Company defines "year 2000 ready" to mean that neither the performance nor functionality of any of its critical systems, including both information technology and non-information technology systems, will be materially affected by dates prior to, during and after the year 2000. Certain software subsystems and routines have been identified which require modification to be fully year 2000 compliant. Management believes that these modifications will be completed prior to the end of the fourth quarter of 1999.

         As a result of such testing, the Company has entered its renovation phase by replacing the computer systems in its United States Sarasota facility, and is in the process of replacing its computer system in its United Kingdom facility with "enterprise manufacturing systems" that, according to representations made by the systems' manufacturers, are currently year 2000 ready. The implementation of these new "enterprise manufacturing systems" has negatively impacted the Company's sales. See the Overview of Management's Discussion and Analysis. The Company believes that its other locations' systems are year 2000 ready.

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

         The Company has not yet obtained information sufficient to quantify the potential effects of possible internal and external year 2000 non-compliance so as to determine the likely worst-case scenarios or to develop contingency plans to deal with such scenarios. However, a significant interruption in the Company's business due to a year 2000 non-compliance issue could have a material adverse effect on the Company's financial position, operations, and liquidity. Also, there can be no assurance that the systems of other companies on which the Company relies will be timely converted or that any such failure to convert by another company will not have an adverse effect on the Company's operations. While the Company intends to develop appropriate contingency plans, there can be no assurances that the Company's contingency plans, once developed, will substantially reduce the risk of year 2000 non-compliance.

         The Company estimates that the total costs of its year 2000 project will be $1.3 million, including costs of approximately $1.0 million incurred through July 3, 1999. These expenditures are being funded through operating cash flows. Although there can be no assurances thereof, the estimated costs of the year 2000 project are not expected to have a material impact on the Company's business, operations or financial condition in future periods.

SEASONALITY AND INFLATION

         The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. The Company does not believe that inflation had a material effect on its operations for the periods ended July 3, 1999, and June 30, 1998. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At July 3, 1999, the Company had approximately $4.8 million in variable-rate debt outstanding and, as such, the market risk is immaterial based upon a 10% increase or decrease in interest rates. The Company manages this risk by selecting debt financing at its U.S. bank lender's prime rate less 1%, or the Libor rate plus 1.9%, whichever is the most advantageous.

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

         Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company's products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; (vi) the Company's ability timely to become Year 2000 ready, including the Company's ability to identify all critical systems that will be impacted by the Year 2000, the Company's ability, in a cost-efficient manner, to correct, upgrade or replace such systems, and the Year 2000 readiness of third parties with which the Company has material relationships; and (vii) changes relating to the Company's international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Risk Factors" in the Form S-1 Registration Statement and Prospectus for the Company's initial public offering, "Business" in the Company's Form 10-K for the year ended December 31, 1998, and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Form 10-Q for the quarter ended July 3, 1999. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.
         None.

Item 2.  Changes in Securities.
         None.

Item 3.  Defaults upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company was held on May 22, 1999. At the meeting, the following actions were taken by the shareholders:

         Taco van Tijn and David N. Wormley were reelected as Directors to serve until the Annual Meeting in 2002, and until their successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

                                            For                    Withheld
     Taco van Tijn                          5,255,000               71,021
     David N. Wormley                       5,257,100               68,921

         The appointment of Pricewaterhouse Coopers, LLP, as the Company's independent certified public accountants for the year 1999 was ratified and approved. The voting on the proposal was as follows:

                         FOR                5,321,445
                         AGAINST                3,476
                         ABSTAIN                1,100

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

  4.25   Renewal Master Note, dated of February 3, 1999, in the amount of
         $4,965,524.51, between the Company and Northern Trust Bank of Florida,
         N.A. (previously filed as Exhibit 4.25 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference).

  4.26   Renewal Master Note, dated July 23, 1999, in the amount of
         $5,000,000.00 between the Company and Northern Trust Bank of Florida,
         N.A.

  4.27 Loan Agreement, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A.

  4.28   Security Agreement, dated July 23, 1999, between the Company and
         Northern Trust Bank of Florida, N.A.

  4.29 Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A.

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

 27.1 Financial Data Schedule for period ended July 3, 1999 (for SEC purposes only).


+ Executive management contract or compensatory plan or arrangement.

  (b)    Reports on Form 8-K.

         Report on Form 8-K dated June 4, 1999, announcing a $0.04 per share dividend on its common stock payable on July 15, 1999, to shareholders of record on June 30, 1999, as well as year end and fourth quarter results.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 12, 1999.

                                     SUN HYDRAULICS CORPORATION


                                     By: /s/ Richard J. Dobbyn
                                        ---------------------------------
                                             Richard J. Dobbyn
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

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


  4.25   Renewal Master Note, dated of February 3, 1999, in the amount of
         $4,965,524.51, between the Company and Northern Trust Bank of Florida,
         N.A. (previously filed as Exhibit 4.25 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference).

  4.26   Renewal Master Note, dated July 23, 1999, in the amount of
         $5,000,000.00 between the Company and Northern Trust Bank of Florida,
         N.A.


  4.27 Loan Agreement, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A.

  4.28   Security Agreement, dated July 23, 1999, between the Company and
         Northern Trust Bank of Florida, N.A.

  4.29 Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A.

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

 27.1 Financial Data Schedule for period ended July 3, 1999 (for SEC purposes only).


+ Executive management contract or compensatory plan or arrangement.