Form 10-Q
period 1999-10-02
SUN HYDRAULICS CORP
filed 1999-11-15
CIK 1024795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1999    Commission file number 0-21835

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The Registrant had 6,384,948 shares of common stock, par value $.001, outstanding as of November 12, 1999.

                           Sun Hydraulics Corporation
                                     INDEX
                  For the third quarter ended October 2, 1999


                                                                                                            Page
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Consolidated Balance Sheets as of October 2, 1999 (unaudited)
              and December 31, 1998                                                                           3

         Consolidated Statements of Income for the
              Three Months Ended October 2, 1999 (unaudited) and September 30, 1998 (unaudited)               4

         Consolidated Statements of Income for the
              Nine Months Ended October 2, 1999 (unaudited) and September 30, 1998 (unaudited)                5

         Consolidated Statement of Changes in Shareholders' Equity and
              Comprehensive Income for the Nine Months Ended October 2, 1999
              (unaudited) and the Year Ended December 31, 1998                                                6

         Consolidated Statements of Cash Flows
              for  the Nine Months Ended October 2, 1999 (unaudited) and September 30, 1998 (unaudited)       7

         Notes to Consolidated Financial Statements                                                           8

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                               12

                  Forward Looking Information                                                                 18

PART II. OTHER INFORMATION                                                                                    20

     Item 1.      Legal Proceedings

     Item 2.      Changes in Securities

     Item 3.      Defaults Upon Senior Securities

     Item 4.      Submission of Matters to a Vote of Security Holders

     Item 5.      Other Information

     Item 6.      Exhibits and Reports on Form 8-K                                                            20

                         PART I: FINANCIAL INFORMATION
                                    Item 1.

SUN HYDRAULICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                  OCTOBER 2,       DECEMBER 31,
                                                                    1999               1998
                                                                 (UNAUDITED)
        ASSETS
Current assets:
   Cash and cash equivalents                                    $      1,087      $       1,592
   Accounts receivable, net of allowance for
      doubtful accounts of $219 and $169                               6,750              5,342
   Inventories                                                         7,237              8,125
   Other current assets                                                  752                891
                                                                ------------      -------------

        Total current assets                                          15,826             15,950

Property, plant and equipment, net                                    45,619             44,003
Investment in joint venture                                              162                246
Other assets                                                             912                820
                                                                ------------      -------------

        Total assets                                            $     62,519      $      61,019
                                                                ============      =============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $      2,327      $       2,877
   Accrued expenses and other liabilities                              1,633              2,065
   Long-term debt due within one year                                  2,802              4,302
   Notes payable to related parties due within one year                  375                578
   Dividends payable                                                     255                254
   Income taxes (receivable) payable                                     (25)               245
                                                                -------------     -------------

        Total current liabilities                                      7,367             10,321

Long-term debt due after one year                                     10,621              6,461
Notes payable to related parties due after one year                      201                566
Deferred income taxes                                                  3,641              3,656
                                                                ------------      -------------

        Total liabilities                                             21,830             21,004
                                                                ------------      -------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock                                                         -                  -
   Common stock                                                            6                  6
   Capital in excess of par value                                     24,486             24,386
   Retained earnings                                                  15,693             15,363
   Accumulated other comprehensive income                                504                260
                                                                ------------      -------------

        Total shareholders' equity                                    40,689             40,015
                                                                ------------      -------------

        Total liabilities and shareholders' equity              $     62,519      $      61,019
                                                                ============       ============

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         THREE MONTHS ENDED
                                                      OCTOBER 2,    SEPTEMBER 30,
                                                        1999            1998
                                                      ----------    -------------
                                                             (UNAUDITED)
NET SALES                                             $ 17,664        $ 17,664

Cost of sales                                           13,174          13,132
                                                      --------        --------

GROSS PROFIT                                             4,490           4,532

Selling, engineering and
 administrative expenses                                 3,157           2,864
                                                      --------        --------

OPERATING INCOME                                         1,333           1,668

Interest expense                                           264             216
Miscellaneous expense (income)                             151          (1,586)
                                                      --------        --------

INCOME BEFORE INCOME TAXES                                 918           3,038

Income tax provision                                       303           1,015
                                                      --------        --------

NET INCOME BEFORE EQUITY LOSS IN JOINT VENTURE             615           2,023

Equity loss in joint venture                                27              --
                                                      --------        --------

NET INCOME                                            $    588        $  2,023
                                                      ========        ========

BASIC NET INCOME PER COMMON SHARE                     $   0.09        $   0.32

WEIGHTED AVERAGE SHARES OUTSTANDING                      6,384           6,354

DILUTED NET INCOME (PER COMMON SHARE)                 $   0.09        $   0.31

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING              6,536           6,560

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          NINE MONTHS ENDED
                                                     OCTOBER 2,     SEPTEMBER 30,
                                                        1999            1998
                                                     ----------     -------------
                                                            (UNAUDITED)
NET SALES                                             $ 52,050        $ 54,381

Cost of sales                                           40,100          39,078
                                                      --------        --------

GROSS PROFIT                                            11,950          15,303

Selling, engineering and
 administrative expenses                                 9,317           8,911
                                                      --------        --------

OPERATING INCOME                                         2,633           6,392

Interest expense                                           693             707
Miscellaneous expense (income)                             228          (1,588)
                                                      --------        --------

INCOME BEFORE INCOME TAXES                               1,712           7,273

Income tax provision                                       532           2,430
                                                      --------        --------

NET INCOME BEFORE EQUITY LOSS IN JOINT VENTURE           1,180           4,843

Equity loss in joint venture                                84              --
                                                      --------        --------

NET INCOME                                            $  1,096        $  4,843
                                                      ========        ========

BASIC NET INCOME PER COMMON SHARE                     $   0.17        $   0.76

WEIGHTED AVERAGE SHARES OUTSTANDING                      6,378           6,340

DILUTED NET INCOME PER COMMON SHARE                   $   0.17        $   0.74

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING              6,531           6,561

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(IN THOUSANDS)


                                                                                              ACCUMULATED
                                                                     CAPITAL IN                  OTHER
                                                         COMMON       EXCESS OF   RETAINED   COMPREHENSIVE
                                           SHARES         STOCK       PAR VALUE   EARNINGS       INCOME        TOTAL
Balance, December 31, 1996                  4,000      $   2,179     $  2,719     $ 17,450     $      49    $  22,397

Net proceeds from stock offering            2,300              2       19,250                                  19,252
Distributions to shareholders                                                      (10,545)                   (10,545)
Dividends declared                                                                    (883)                      (883)
Merger with Sun Holdings (Note 2)                         (2,175)       2,123                                     (52)
Exercise of stock options                      22                          71                                      71
Comprehensive income:
   Net income                                                                        4,710                      4,710
   Other comprehensive income:
      Foreign currency translation
        adjustments                                                                                   50           50
                                                                                                            ---------

Comprehensive income                                                                                            4,760
                                            -----      ---------     --------     --------     ---------    ---------

Balance, December 31, 1997                  6,322              6       24,163       10,732            99       35,000

Dividends declared                                                                  (1,016)                    (1,016)
Exercise of stock options                      39                         223                                     223
Comprehensive income:
  Net income                                                                         5,647                      5,647
  Other comprehensive income:
    Foreign currency translation
      adjustments                                                                                    161          161
                                                                                                            ---------

Comprehensive income                                                                                            5,808
                                            -----      ---------     --------     --------     ---------    ---------

Balance, December 31, 1998                  6,361              6       24,386       15,363           260       40,015

Dividends declared                                                                    (766)                      (766)
Exercise of stock options                      22                          75                                      75
Issue of stock                                  2                          13                                      13
Tax effect of non-qualified
  stock options                                                            12                                      12
Comprehensive income:
  Net income                                                                         1,096                      1,096
  Other comprehensive income:
    Foreign currency translation
      adjustments                                                                                    244          244
                                                                                                            ---------

Comprehensive income                                                                                            1,340
                                            -----      ---------     --------     --------     ---------    ---------

Balance, October 2, 1999 (unaudited)        6,385      $       6     $ 24,486     $ 15,693     $     504    $  40,689
                                            =====      =========     ========     ========     =========    =========

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                  NINE MONTHS ENDED
                                                           OCTOBER 2,      SEPTEMBER 30,
                                                              1999              1998
                                                           ----------      -------------
                                                                   (UNAUDITED)
Cash flows from operating activities:
   Net income                                               $  1,096         $  4,843
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                             3,705            3,328
      Loss on disposal of assets                                 139               --
      Compensation expense-stock issued                           13               --
      Provision for deferred income taxes                         (3)              --
      (Increase) decrease in:
        Accounts receivable                                   (1,408)          (1,208)
        Inventories                                              888             (762)
        Other current assets                                     139               31
        Other assets                                              (8)             162
      Increase (decrease) in:
        Accounts payable                                        (550)             591
        Accrued expenses and other liabilities                  (432)              92
        Income taxes payable, net                               (270)             770
                                                            --------         --------
Net cash provided by operating activities                      3,309            7,847
                                                            --------         --------
Cash flows from investing activities:
   Investment in Korea Fluid Power (Note 3)                       --             (771)
   Capital expenditures                                       (5,517)          (6,017)
   Proceeds from dispositions of equipment                        56              128
                                                            --------         --------
Net cash used in investing activities                         (5,461)          (6,660)
                                                            --------         --------
Cash flows from financing activities:
   Proceeds from debt                                         10,357            5,882
   Repayment of debt                                          (7,697)          (5,977)
   Repayment of notes payable to related parties                (568)            (558)
   Proceeds from exercise of stock options                        75              223
   Dividends to shareholders                                    (764)            (728)
                                                            --------         --------
Net cash provided by (used in) financing activities            1,403           (1,158)
                                                            --------         --------
Effect of exchange rate changes on cash and
   cash equivalents                                              244              196
                                                            --------         --------
Net (decrease) increase in cash and cash equivalents            (505)             225
Cash and cash equivalents, beginning of period                 1,592            1,249
                                                            --------         --------
Cash and cash equivalents, end of period                    $  1,087         $  1,474
                                                            ========         ========
Supplemental disclosure of cash flow information:
   Cash paid for:
Interest (including amounts capitalized)                    $    777         $    737
                                                            ========         ========
Income taxes                                                $    805         $  1,660
                                                            ========         ========
Non-cash tax effect of non-qualified stock options          $     12         $     --
                                                            ========         ========
Stock issued to employees                                   $     13         $     --
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

2.   BUSINESS

     Sun Hydraulics Corporation and its wholly-owned subsidiaries (the "Company") design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, and Korea. Sun Hydraulics Corporation ("Sun Hydraulics"), with its main offices located in Sarasota, Florida, designs, manufactures and sells through independent distributors in the United States. Sun Hydraulik Holdings Limited ("Sun Holdings"), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company vehicle for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, "Sun Ltd.") and Sun Hydraulik GmbH (a German corporation, "Sun GmbH"). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH, located in Erkelenz, Germany, designs, manufactures and markets the Company's products in German-speaking European markets. Sun Hydraulics Korea Corporation ("Sun Korea"), a wholly-owned subsidiary of Sun Hydraulics, was acquired September 28, 1998 (see Note 3). Sun Korea, located in Inchon, South Korea, operates a manufacturing and distribution facility.

3.   ACQUISITION AND JOINT VENTURE

     On September 28, 1998, Sun Hydraulics acquired 100% of the equity shares of Korea Fluid Power Co. Ltd., which had been the Company's exclusive distributor in South Korea since 1988. This wholly-owned subsidiary's name was changed to Sun Hydraulics Korea Corporation in January 1999. The acquisition price paid by the Company was $860. The amounts paid in excess of the net book value have been capitalized as goodwill, and are amortized over a period of 15 years. Goodwill is recorded under other assets in the Company's financial statements, and was $529, net of amortization as of October 2, 1999.

     On November 1, 1998, Sun Hydraulics entered into a 50/50 joint venture agreement ("joint venture") with Links Lin, the owner of Sun Hydraulics Corporation's Taiwanese distributor.

This agreement provides for an initial capital contribution of $250, which is recorded in Investment in joint venture in the Company's financial statements.

4.   LONG-TERM DEBT (in thousands)


                                                         October 2,       December 31,
                                                            1999              1998
                                                         ----------       ------------
                                                        (unaudited)
Lines of credit agreements-unsecured                      $  2,316         $  3,974

Lines of credit agreements-secured                           3,859               --

Secured notes payable-Korea                                     28              177

Mortgage note payable-U.S. Manatee County facility           4,760            4,864

Mortgage note payable-German facility                        1,468            1,748

Secured notes payable-German equipment                         992               --
                                                          --------         --------
                                                            13,423           10,763
Less amounts due within one year                            (2,802)          (4,302)
                                                          --------         --------
                                                          $ 10,621         $  6,461
                                                          ========         ========

     The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

     On July 23, 1999, the Company replaced its $10,000 unsecured revolving credit facility with a five year, secured, revolving credit facility of $7,500, and a one-year unsecured, revolving credit facility of $5,000. The $7,500 credit facility has an interest rate equal to the bank lender's prime rate less 1% for the first year, and the treasury bill rate plus 1.75% for the remaining four years. The $5,000 credit facility has an interest rate equal to the bank lender's prime rate less 1% or LIBOR plus 1.9% for predetermined periods of time, at the Company's option. At October 2, 1999, the interest rate for both the secured and unsecured facilities was 7.25%, and the balances outstanding were $3,859 and $2,300, respectively.

     In February 1999, the Company negotiated three loans in Germany, secured by equipment; a ten year 5.1% fixed interest rate loan for approximately $300, a ten year 5.1% fixed interest rate loan for approximately $100, and a ten year 3.5% fixed interest rate loan for approximately $800. At October 2, 1999, the outstanding balance on these facilities was $257, $0, and $735, respectively.

5.   SEGMENT REPORTING

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

     Segment information is as follows:


                              United                   United
                              States       Korea       Kingdom      Germany     Elimination    Consolidated
NINE MONTHS
ENDED OCTOBER 2, 1999
Sales to unaffiliated
  customers                $  36,933    $   2,926    $    8,240    $   3,951     $       -     $   52,050
Intercompany sales             5,945            -         1,627           25        (7,597)             -
Operating profits              1,226           51         1,007          253            96          2,633
Identifiable assets           47,126        2,753         8,689        6,299        (2,348)        62,519
Depreciation expense           2,806           56           609          234             -          3,705
Capital expenditures           4,007           54         1,090          366             -          5,517

NINE MONTHS
ENDED SEPTEMBER 30, 1998
Sales to unaffiliated
  customers                $  41,455    $       -    $    9,231    $   3,695     $       -     $   54,381
Intercompany sales             6,397            -         1,740           34        (8,171)             -
Operating profits              4,652            -         1,669          131           (60)         6,392
Identifiable assets           43,602        2,430         8,416        5,900          (222)        60,126
Depreciation expense           2,643            -           529          156             -          3,328
Capital expenditures           4,342           77         1,123          475             -          6,017


                             United                    United
                             States       Korea        Kingdom      Germany     Elimination    Consolidated
THREE MONTHS
ENDED OCTOBER 2, 1999
Sales to unaffiliated
  customers                $  12,700    $   1,052    $    2,653    $   1,259     $       -     $   17,664
Intercompany sales             2,108            -           546           11        (2,665)             -
Operating profits                917           14           339           70            (7)         1,333
Depreciation expense             946           37           205           77             -          1,265
Capital expenditures           1,816            8           534           24             -          2,382

THREE MONTHS
ENDED SEPTEMBER 30, 1998
Sales to unaffiliated
  customers                $  13,445    $       -    $    3,006    $   1,213     $       -     $   17,664
Intercompany sales             2,291            -           610            8        (2,909)             -
Operating profits              1,217            -           518           (1)          (66)         1,668
Depreciation expense             817            -           182           60             -          1,059
Capital expenditures           1,460           77           438          413             -          2,388

     Total liabilities attributable to foreign operations were $4,410, and $5,384, at October 2, 1999, and September 30, 1998, respectively. Net foreign currency losses reflected in results of operations were $123 and $97 for the nine months ended October 2, 1999, and September 30, 1998, respectively. Operating profit is total sales and other operating income less operating expenses. In computing segment operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

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

     Orders in the third quarter of 1999 were $16.6 million, an increase of $1.1 million, or 6.9%, from the second quarter of 1999. Domestic orders increased $1.3 million, or 13.9%. As management expected, distributors reduced their orders and, thus, inventories during the second quarter partially in response to the Company's improved delivery times. Management believes that the increase in domestic orders in the third quarter represents demand in line with end-user requirements. An increase in Asian orders of $0.2 million was more than offset by decreases in European orders of $0.4 million, and Canadian orders of $0.1 million.

     Net sales in the third quarter were $17.7 million, an increase of $1.7 million, or 11.0%, compared to the second quarter of 1999, and approximately the same as net sales for the quarter ended September 30, 1998. The net sales increase from the previous quarter was due primarily to an increase in production output in the United States operations. Second quarter production output in the United States was adversely affected by the implementation of a fully-integrated operating system that began on May 1, 1999. The system affects all aspects of the business, and many difficulties were encountered during implementation. Third quarter production output, and the related net sales increase, compared to the second quarter, represents a return to shipment volumes achieved in the first quarter of 1999. Management believes productivity will continue to improve as a result of the ongoing efforts to "fine tune" the new operating system.

     The Company implemented a new software system on November 1, 1999, in its Coventry, England, operation. This system has been running parallel for several months, and management expects minimal disruption to business operations due to the implementation. However, as with any system conversion, there can be no assurance that the timing of the conversion will be met precisely and that the conversion process will not adversely impact operating results.

     Production capacity expansion plans in the United States operation is scheduled for completion by the end of 1999. The high-volume cartridge production cell, currently operating in the Sarasota facility, will be moved to the Manatee facility in December during the holiday shutdown to minimize production disruptions associated with the physical movement of machinery. A new, fully-automated assembly machine, that will become part of the high-volume production cell, is currently operating in the Manatee facility. New test stands and additional equipment for the cell are installed and operating in the Manatee plant, and a new heat treat facility is scheduled for completion by the end of the year.

     Orders for the Company's electrically actuated cartridge valve products (solenoid valves), introduced in Europe in April 1999, are not yet significant. These new products were officially released to the Company's North American distributors in September 1999. Management anticipates that demand for these products will build slowly as distributors evaluate the products' performance in initial applications and begin to stock products. The solenoid valve products address a new market for the Company, and management believes that, in time, solenoid sales will bring additional demand for manifolds and non-solenoid cartridge valve sales.

     The Company's joint venture in China has begun production of manifold products and had a minimal amount of sales in the third quarter. The Korean operation is seeing an improved business climate and has not experienced any cash flow problems related to financial restructuring at it largest customer, Daewoo Group. Management will continue to monitor this situation.

     Gross profit as a percent of sales was 25.4%, in the quarter ended October 2, 1999, an increase over the previous three quarters. The gross profit improvement is due primarily to reduced material costs in the United States operation. Management anticipates there will be further improvements in the cost and quality of purchased parts for cartridge valves resulting from a supplier improvement initiative started at the end of 1998. Management also anticipates that investments made in equipment for the manufacture of high volume cartridge valves will result in increased productivity for these products during the first quarter of 2000.

COMPARISON OF THREE MONTHS ENDED OCTOBER 2, 1999 AND SEPTEMBER 30, 1998

     Net sales were $17.7 million for the quarter ended October 2, 1999, and for the quarter ended September 30, 1998. The Korean operation, acquired in September 1998, provided additional net sales of $0.7 million for the quarter ended October 2, 1999. Excluding the Korean operation, net sales decreased 4.2%, or $0.7 million. Approximately $0.3 million of the decrease was due to a slowdown in orders in the United Kingdom. Additionally, sales declined in the United States operation as production output continued to be hampered by problems associated with the implementation of a fully-integrated operating system.

     Gross profit was $4.5 million for the quarter ended October 2, 1999; approximately the same as the quarter ended September 30, 1998. Gross profit as a percentage of net sales was 25.4% for the third quarter of 1999, compared to 25.7% for the third quarter of 1998. Direct labor and manufacturing overhead increases were offset by decreased material costs. The decrease in material cost is due primarily to a supplier improvement initiative started at the end of 1998.

     Selling, engineering and administrative expenses increased 10.2%, or $0.3 million, to $3.2 million in the quarter ended October 2, 1999, compared to $2.9 million in the quarter ended September 30, 1998. This increase is due primarily to the acquisition of the Korean operation.

     Interest expense was $0.3 million for the quarter ended October 2, 1999, compared to $0.2 million for the quarter ended September 30, 1998. This increase was due to an increase in the average indebtedness outstanding under secured and unsecured lines of credit.

     Miscellaneous expense was $0.2 million for the quarter ended October 2, 1999, compared to miscellaneous income of $1.5 million in the quarter ended September 30, 1998. The expense in the quarter ended October 2, 1999, is due primarily to foreign currency exchange losses, and the income in the quarter ended September 30, 1998, is due primarily to the settlement of a business interruption insurance claim.

     The provision for income taxes for the quarter ended October 2, 1999, was 33.0% of pretax income, compared to 33.4% of pretax income for the quarter ended September 30, 1998. Tax savings were realized in the United States from the Sun Hydraulics Foreign Sales Corporation and in Korea from provisions of local law. Excluding income from the Korean operation, the provision for income taxes was 33.2% of pretax income, approximately the same as the quarter ended September 30, 1998.

COMPARISON OF NINE MONTHS ENDED OCTOBER 2, 1999 AND SEPTEMBER 30, 1998

     Net sales decreased 4.3%, or $2.3 million, to $52.1 million in the nine month period ended October 2, 1999, compared to $54.4 million in the nine month period ended September 30, 1998. Adjusting for the incremental net sales related to the Korean operation, acquired in September 1998, net sales decreased 8.2%, or $4.4 million, to $50.0 million, in the nine month period ended October 2, 1999, compared to the nine month period ended September 30, 1998. The decrease in net sales was due primarily to reduced production associated with the implementation of a new fully integrated operating system in the United States. Additionally, shipments and orders of manifolds and "assemblies" (a combination of manifolds and cartridges), in the United States operation were significantly less in the nine months ended October 2, 1999, compared to the same period last year. Sales in the United Kingdom declined $1.0 million for the nine months ended October 2, 1999, which was partially offset by an increase in sales in the German operation of $0.3 million.

     Gross profit decreased 21.9%, or $3.4 million, to $12.0 million in the nine month period ended October 2, 1999, compared to $15.3 million in the nine month period ended September 30, 1998. Gross profit as a percentage of net sales was 23.0% in the nine month period ended October 2, 1999, compared to 28.1% in the nine month period ended September 30, 1998. The gross profit percentage decrease was due to the net sales spread over an increased cost base and production inefficiencies related to the implementation of the new operating system in the United States. Additionally, the United States operation's net sales of manifolds and assemblies, which have a higher margin than individual cartridges, were a lower percentage of total net sales for the nine month period ended October 2, 1999.

     Selling, engineering and administrative expenses increased 4.6%, or $0.4 million, to $9.3 million in the nine month period ended October 2, 1999, compared to $8.9 million in the nine month period ended September 30, 1998. This increase was due primarily to the incremental expenses of the Korean operation acquired in September 1998. Incremental operating system implementation costs and increased wages were partially offset by decreases in fringe benefit costs, and advertising and catalog costs.

     Interest expense was $0.7 million for the nine month period ended October 2, 1999, approximately the same as the nine month period ended September 30, 1998. Miscellaneous expense of $0.2 million for the period ended October 2, 1999, consisted primarily of a loss on the disposal of certain equipment in the United States operation no longer used in production, and losses on foreign currency exchange transactions. Miscellaneous income of $1.6 million for the nine months ended September 30, 1998, consisted primarily of a business interruption insurance claim.

     The provision for income taxes in the nine month period ended October 2, 1999, was 31.1% of pretax income compared to 33.4% of pretax income in the nine month period ended September 30, 1998. Excluding income from the Korean operation, the provision for income taxes in the nine months ended October 2, 1999, was 32.8%. Tax savings were realized in the United States from the Sun Hydraulics Foreign Sales Corporation and in Korea from provisions of local law.

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

     At October 2, 1999, the Company had working capital of $8.5 million. Cash flow from operations for the quarter ended October 2, 1999, decreased $4.5 million, to $3.3 million, compared to $7.8 million for the quarter ended September 30, 1998. This decrease was due primarily to a decrease in income from operations, reduced levels of inventory on hand, and the receipt, in 1998, of a business insurance interruption claim. Capital expenditures, consisting primarily of purchases of machinery and equipment, were $5.5 million for the quarter ended October 2, 1999, compared to $6.0 million of capital expenditures for the quarter ended September 30, 1998.

     The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

     As of the quarter ended July 3, 1999, the Company had a revolving credit facility in the United States, which provided for a maximum availability of $10.0 million, payable on demand with no debt covenants and an interest rate equal to the bank lender's prime rate less 1%, or LIBOR plus 1.9% for predetermined periods of time at the Company's option. On July 23, 1999, the Company replaced the $10.0 million unsecured revolving credit facility with a five year, secured, revolving credit facility of $7.5 million, and a one-year unsecured, revolving credit facility of $5.0 million. The $7.5 million credit facility has an interest rate equal to the bank lender's prime rate less 1% for the first year, and the treasury bill rate plus 1.75% for the remaining four years. The $5.0 million credit facility has an interest rate equal to the bank lender's prime rate less 1% or LIBOR plus 1.9% for predetermined periods of time, at the Company's option. At October 2, 1999, the interest rate for both the secured and unsecured facilities was 7.25%, and the balances outstanding were $3.9 million and $2.3 million, respectively.

     A 10-year mortgage loan of $6.2 million was obtained, at a fixed interest rate of 8.25%, for construction of the Manatee County facility. Terms on the construction note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year mortgage note with a 15-year amortization schedule. In April 1999, this mortgage note was renegotiated to an interest rate of 7.375%. Terms are monthly principal and interest payments with remaining principal due July 1, 2006. At October 2, 1999, $4.8 million was outstanding under this mortgage loan.

     In February 1999, the Company negotiated three loans in Germany secured by equipment, a ten year 5.1% fixed interest rate loan for approximately $0.3 million, a ten year 5.1% fixed interest rate loan for approximately $0.1 million, and a ten year 3.5% fixed interest rate loan for approximately $0.8 million. At October 2, 1999, the outstanding balance on these facilities was $1.0 million.

     The Company has notes payable to five former shareholders that bear interest at a weighted rate of 15% and have terms expiring in one to four years. These notes were issued by the Company in 1989 and 1990, in connection with the repurchase of shares of common stock from former shareholders and do not allow for prepayment by the Company. At October 2, 1999, $0.6 million was outstanding under these notes.

     The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.

     The Company declared quarterly dividends of $0.04 per share to shareholders of record on September 30, 1999, June 30, 1999, and March 31, 1999, which were paid on October 15, 1999, July 15, 1999, and April 15, 1999, respectively.

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

     The Company has established the following four-phased approach to address the year 2000 issue: (1) assessment, (2) testing, (3) renovation and (4) validation. With regard to its internal operations, the assessment phase consist of (i) the inventory of all systems, including hardware, software and embedded systems (such as the Company's CNC equipment) in all of Company's locations, (ii) the identification of all critical applications, and (iii) the collection of all internal source codes. All material aspects of the internal assessment phase are now complete.

     With regard to its external relationships, the assessment phase includes surveying the Company's material suppliers, distributors, and customers to determine the potential exposure to the Company if such parties fail to correct their year 2000 issues in a timely manner. The Company has now received responses to all but five of its critical third party questionnaires.

     The Company is testing its critical applications for year 2000 readiness and anticipates completion of this testing during December 1999. The Company defines "year 2000 ready" to mean that neither the performance nor functionality of any of its critical systems, including both information technology and non-information technology systems, will be materially affected by dates prior to, during and after the year 2000. Certain software subsystems and routines have been identified which require modification to be fully year 2000 compliant. Management believes that these modifications will be completed during December 1999.

     As a result of such testing, the Company has entered its renovation phase by replacing the computer operating systems in its United States Sarasota facility, and is in the process of replacing its computer operating system in its United Kingdom facility, with "enterprise manufacturing systems" that, according to representations made by the systems' manufacturers, are currently year 2000 ready. The Company believes that its other locations' systems are year 2000 ready.

     The final phase of the Company's year 2000 readiness plan is a validation phase, during which upgraded systems will be re-tested. The Company anticipates all phases of its year 2000 readiness plan, including the validation phase, will be completed during December 1999.

     The most likely worst-case scenario which might result from a lack of Company or third party year 2000 readiness would be a temporary but significant interruption in the Company's production capability. The Company has developed contingency plans that focus primarily on continued production without the availability of internal computer systems. Alternative sources for external supply of critical components have been identified, although no backup or contingent orders have been placed. Most critical components can be produced in-house at additional cost. Major manufacturing equipment is capable of being reset to an appropriate date that mirrors the year 2000 to allow continued production as necessary. Production scheduling and related administrative functions necessary to maintain production output can be accomplished manually until alternative processes can be put in place. A significant interruption in the Company's business due to a year 2000 non-compliance issue could have a material adverse effect on the Company's financial position, operations, and liquidity. There can be no assurance that the Company will be year 2000 ready or that the systems of other companies upon which the Company relies similarly will be year 2000 ready by December 31, 1999. Additionally, there can be no assurance that the Company's contingency plans will substantially reduce the risk of year 2000 non-compliance.

     The Company estimates that the total costs of its year 2000 project will be $1.3 million, including costs of approximately $1.2 million incurred through October 2, 1999. These expenditures are being funded through operating cash flows. Although there can be no assurances thereof, the estimated costs of the year 2000 project are not expected to have a material impact on the Company's business, operations or financial condition in future periods.

SEASONALITY AND INFLATION

     The Company generally has experienced reduced activity during the fourth quarter of the year, largely a result of fewer working days due to holiday shutdowns. The Company does not believe that inflation had a material effect on its operations for the periods ended October 2,

1999, and September 30, 1998. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At October 2, 1999, the Company had approximately $6.2 million in variable-rate debt outstanding and, as such, the market risk is immaterial based upon a 10% increase or decrease in interest rates. The Company manages this risk by selecting debt financing at its U.S. bank lender's prime rate less 1%, or the Libor rate plus 1.9%, whichever is the most advantageous.

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

     Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company's products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; (vi) the Company's ability to become Year 2000 ready, including the Company's ability to identify all critical systems that will be impacted by the Year 2000, the Company's ability, in a cost-efficient manner, to correct, upgrade or replace such systems, and the Year 2000 readiness of third parties with which the Company has material relationships; and (vii) changes relating to the Company's international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Risk Factors" in the Form S-1 Registration Statement and Prospectus for the Company's initial public offering, "Business" in the Company's Form 10-K for the year ended December 31, 1998, and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Form 10-Q for the quarter ended October 2, 1999. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.
         None.

Item 2.  Changes in Securities.
         None.

Item 3.  Defaults upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

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

           4.26 Renewal Master Note, dated July 23, 1999, in the amount of $5,000,000.00 between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

           4.27 Loan Agreement, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

           4.28 Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as
                 Exhibit 4.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

           4.29 Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).


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

   (b)  Reports on Form 8-K.

        Report on Form 8-K dated July 29, 1999, announcing an expected second quarter loss of between $0.03 and $0.05 per share.

        Reports on Form 8-K and 8-K/A dated August 11, 1999, announcing results for the quarter ended July 3, 1999.

        Report on Form 8-K dated September 20, 1999, announcing a $0.04 per share dividend on its common stock payable on October 15, 1999, to shareholders of record on September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 15, 1999.



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

                                      EXHIBIT INDEX
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

     4.26 Renewal Master Note, dated July 23, 1999, in the amount of $5,000,000.00 between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

     4.27   Loan Agreement, dated July 23, 1999, in the amount of
            $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

     4.28 Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit
            4.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

     4.29 Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

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