Form 10-K
period 2000-01-01
SUN HYDRAULICS CORP
filed 2000-03-08
CIK 1024795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended January 1, 2000 Commission file number 0-21835

                           SUN HYDRAULICS CORPORATION
            --------------------------------------------------------
            (Exact Name of Registration as Specified in its Charter)

                  FLORIDA                                        59-2754337
     -------------------------------                        -------------------
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

      1500 WEST UNIVERSITY PARKWAY                                 34243
            SARASOTA, FLORIDA                                   ----------
----------------------------------------                        (Zip Code)
(Address of Principal Executive Offices)

                                  941/362-1200
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on March 6, 2000, was $22,211,262 based upon the closing sale price of $6.875 on the Nasdaq Stock Market's National Market for that date. As of March 6, 2000, there were 6,384,948 shares outstanding.

                                     PART I

                                ITEM 1. BUSINESS

         Certain statements contained in this "Item 1. Business" that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. See "Item 7. Forward-Looking Information."

OVERVIEW

         The Company is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The innovative floating construction of the Company's screw-in cartridge valves and the design of the cavities in which they are installed provides demonstrable performance and reliability advantages compared to other available screw-in cartridge valves. The Company designs and manufactures one of the most comprehensive lines of screw-in hydraulic cartridge valves and manifolds in the world. The Company has generated a profit every year since 1972 and has paid a dividend every quarter since its public offering in 1997. The Company believes that its success is primarily a result of its innovative product design, consistent high quality, superior product performance and the breadth of the markets it serves.

         Fluid power (hydraulics and pneumatics) involves the transfer and control of power through fluids (oil or air) under pressure. Fluid power systems are integral to a wide variety of manufacturing, material handling, agricultural and construction equipment and many other capital goods. Due to its mechanical advantage, fluid power is widely employed to move and position materials, control machines, vehicles and equipment, and improve industrial efficiency and productivity. Fluid power systems are typically comprised of valves and manifolds that control the flow of fluids, a pump that generates pressure, and actuators such as cylinders and motors that translate pressure into mechanical energy.

         Management believes that screw-in hydraulic cartridge valves and manifolds have captured approximately $700 million of the worldwide market for all non-aerospace hydraulic valves and manifolds since their introduction in the 1950s. Management believes this market to be in excess of $4 billion. Screw-in cartridge valves are an accepted alternative to conventional forms of hydraulic valving, offering significant design flexibility, as well as substantial size, weight and efficiency benefits to designers of hydraulic systems. A manifold is a solid block of metal, usually aluminum, steel or ductile iron, that is machined to create threaded cavities and channels into which screw-in cartridge valves are installed and through which the hydraulic fluids flow. Fluid power engineers can package standard or customized manifolds with screw-in cartridge valves to create application-specific, multiple-function hydraulic control systems that are safe, reliable and provide substantial control.

         The Company's products include valves that provide directional control, pressure and flow control, and motion and load control, as well as a variety of other functions. Valves are currently available in up to five different size ranges, and are suitable for flows from one to 400 gallons per minute and continuous operating pressures up to 5,000 pounds per square inch. The Company believes its floating construction is a significant competitive advantage due to its self-alignment characteristic that accommodates potential manufacturing deviations common in the thread-making operations of screw-in cartridge valves and manifolds. Floating construction significantly differentiates the Company from most of its competitors, which predominantly design and manufacture rigid screw-in cartridge valves that fit into an industry common cavity. The Company believes that competing products typically do not offer the inherent reliability of the Company's products and cannot provide equivalent operating performance because of the design constraints imposed by the industry common cavity. Recently, some competitors have begun to manufacture products that fit into the Company's cavity. Strategically, the Company believes the markets for its products will expand more rapidly as other competitors manufacture products that fit the Company's cavity. In addition to screw-in cartridge valves, the Company also designs and produces the most comprehensive line of standard, cataloged manifolds in the screw-in cartridge valve and manifold industry, as well as custom manifolds that incorporate the Company's screw-in cartridge valves.

         The Company sells its products primarily through a global network of independent fluid power distributors to a diverse universe of end users, for use in various "mobile" applications, such as construction, agricultural and utility equipment (approximately 66% of net sales), and a broad array of "industrial" applications, such as machine tools and material handling equipment (approximately 34% of net sales). While many of the Company's end users are subject to cyclical demand for their products, the Company mitigates this exposure through the wide variety of applications and industries it serves. Sales to the Company's largest distributor represented less than 9% of net sales in 1999, and the Company believes that aggregate sales by its distributors to the largest end user represented less than 3% of net sales in 1999.

         The Company believes that screw-in cartridge valves will continue to achieve significant growth at the expense of conventional hydraulic valves as design engineers recognize the inherent advantages of screw-in cartridge valves. The Company believes that additional growth potential for screw-in cartridge valve applications exists as a result of a trend toward miniaturization as end users require smaller, lighter-weight and more efficient components. Custom manifolds that utilize screw-in cartridge valves allow customers to design an optimal solution for control of their fluid power systems that significantly reduces assembly time and expense. The United States and Western Europe are the largest developed markets for screw-in cartridge valves and the Company believes these markets will continue to expand. The Company believes the long-term future growth prospects are particularly attractive in the Pacific Rim, Eastern Europe and South America where the adoption of screw-in cartridge valves is in the early stage. During 1999, approximately 37% of the Company's net sales were outside the United States.

         The Company's goal is to grow its business by helping to increase the market awareness of the benefits of using screw-in cartridge valves, expanding its geographic presence, and continuing to expand its product offerings to increase its market share.

         The Company was organized as a Florida corporation in 1986 to take over the operations of the business of the Company's predecessor, Suninco, Inc. (f/k/a Sun Hydraulics Corporation).

Suninco, Inc. was founded in 1970 by Robert E. Koski for the specific purpose of developing and promoting screw-in cartridge valve technology. The address of the Company's executive offices is 1500 West University Parkway, Sarasota, Florida 34243, its telephone number is (941) 3621200, and its website address is www.sunhydraulics.com.


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

         Screw-in hydraulic cartridge valves first appeared in the late 1950s as an alternative to conventional forms of hydraulic valving. Conventional hydraulic valves are generally larger in size, typically manufactured from cumbersome iron castings, relatively limited in their ability to interface with machinery and equipment, and are usually simple devices designed to control a single task. Screw-in cartridge valves represent a miniaturization of hydraulic valves, providing the same functional characteristics as conventional valves, but in a smaller package size. In addition to being lighter-weight and more compact, screw-in cartridge valves frequently offer significant advantages in interface flexibility and cost over conventional hydraulic valves.

         Screw-in cartridge valves have achieved greater marketplace acceptance in recent years as hydraulic system design engineers increasingly use them to develop multiple-function control systems. A number of screw-in cartridge valves can be grouped together in a manifold, creating a hydraulic control system that is functionally analogous to an electronic integrated circuit. End users can utilize screw-in cartridge valves and custom manifolds to design an optimal solution for control of their fluid power systems that significantly reduces assembly time and expense.

STRATEGY

         The Company's objective is to enhance its position as one of the world's leading designers and manufacturers of screw-in hydraulic cartridge valves and manifolds by (i) broadening the market for screw-in cartridge valve applications, (ii) continuing the geographic expansion of its markets, and (iii) selectively expanding its product lines. Key elements of the Company's strategy include the following:

         Deliver Value Through High-Quality, High-Performance Products. The Company's products are designed with operating and performance characteristics that exceed those of many functionally similar products. Overall, the Company's products provide high value because they generally operate at higher flow rates and pressures than competitive offerings of the same size. The Company tests 100% of its screw-in cartridge valves to ensure the highest level of performance on a consistent basis.

         Offer a Wide Variety of Standard Products. The Company currently offers one of the most comprehensive lines of non-solenoid screw-in cartridge valves and manifolds in the world and has recently released solenoid screw-in cartridge valves. The Company is committed to producing functionally superior, standard products that contain a high degree of common content to minimize work in process and maximize manufacturing efficiency. Products are designed for use by a broad base of industries to minimize the risk of dependence on any single market segment or customer. The Company, in the future, will seek to expand its business through development of new products that are complementary to its existing products. The Company will also consider expanding the size ranges of products it offers by sizing certain products to larger sizes.

         Product Line Expansion. The Company is continuously engaged in new product development programs to offer new and better cartridge valve solutions to its customers. New cartridge products generally fit into existing cavities, often allowing them to be installed in existing standard manifolds. The Company also sizes its products to meet different application requirements. The recent introduction of the Series `0' products in 1996, halved the flow capacity of the Company's Series `1' products. In the future, the Company may continue to size some of its products with the intent of offering products suitable for different application areas. In 1999, the Company introduced the first products in a new range of electrically actuated (solenoid) cartridge valves. The new solenoid cartridge valves establish a foundation to expand this range of products into other electrically actuated control valves, including proportional controls. With the introduction of these products, the Company believes it gains the opportunity to obtain sales that it previously could not compete for, and further believes that the solenoid cartridge valves will help increase sales of the Company's other cartridge valve and manifold products.

         Capitalize on Custom Manifold Opportunities. Because fluid power system design engineers are increasingly incorporating screw-in cartridge valves into custom control systems, the Company will concentrate its efforts in custom manifolds in two ways. The Company will design and manufacture manifolds, which incorporate the Company's screw-in cartridge valves for sale to original equipment manufacturers ("OEMs"). The Company's internally developed, proprietary expert system software allows the Company to manufacture manifolds efficiently in low quantities. The Company will also encourage competitive manifold manufacturers to utilize the Company's screw-in cartridge valves in their manifold designs. The Company provides free electronic libraries of its products and cavities to aid manifold designers in designing the Company's unique cavity into their manifolds. The Company sells tooling for machining its cavities, allowing independent manifold manufacturers easily to incorporate the Company's screw-in cartridge valves into their designs.

         Expand Global Presence. The Company intends to continue to increase its global presence through expansion of its distribution network and its international manufacturing capabilities. In addition to operating units in the United States, England, Germany, Korea and a joint venture in China, the Company has strong distributor representation in most developed and developing markets, including Canada, Western Europe, Taiwan, Singapore, Australia, and Japan. In 1999, the Company generated approximately 37% of its net sales outside the United States. Key areas for expansion where the Company has minimal presence include Central and

South America, China and Eastern Europe. The Company believes that further expansion of its international manufacturing facilities could enhance its competitive position in certain foreign markets. In addition, custom manifolds provide an opportunity for operating units and distributors to offer significant value-added content through the local production of manifolds that incorporate the Company's screw-in cartridge valves. This strategy helps minimize potential tariffs and duties that could inflate the price of the Company's products in foreign markets.

         Maintain a Horizontal Organization with Entrepreneurial Spirit. The Company believes that maintaining its horizontal management structure is critical to retaining key personnel and an important factor in attracting top talent from within the hydraulic valve and manifold industry. The Company will strive to maintain its horizontal management structure that encourages communication, creativity, and entrepreneurial spirit and individual responsibility among employees. Employee initiatives have led to continuous process improvements, resulting in considerable operating efficiencies and quality control, as well as the maintenance of a safe and comfortable working environment. The Company believes that a lack of job titles and direct formal reporting responsibilities eliminates perceived barriers to advancement and reduces the potential for adversarial relationships to arise within the organization. A workplace without walls in the Company's offices as well as on the shop floor encourages informal employee consultation and provides the opportunity for all personnel to interface across functional areas.

         Leverage Manufacturing Capability and Know-how as Competitive Advantages. The Company believes that one of its competitive advantages is its ability to manufacture products to demanding specifications. The Company's strong process capability allows it to machine parts to exacting dimensional tolerances, resulting in the high performance characteristics of its screw-in cartridge valves. The Company has the ability to control manufacturing processes to replicate products consistently and can, if desired, manufacture most of the components of its products with the exception of springs, elastomer seals and electrical coils. The Company has in-house heat treatment capability to provide consistent and reliable control of this critical operation. Many of the processes discovered and/or developed by the Company often allow cartridge valve design engineers to create new products that otherwise may not have been considered.

         Sell Through Distributors. Due to the variety of potential customers and the Company's desire to avoid unnecessary bureaucracy, the sales function has been performed primarily by independent distributors. The Company has approximately 65 distributors, 42 of which are located outside the United States, and a majority of which have strong technical backgrounds or capabilities which enable them to develop practical, efficient and cost-effective fluid power systems for their customers. Many of these distributors sell products manufactured by other companies that allow them to provide a complete hydraulic system to the customer. The Company provides a high level of technical support to its distributors through open access to the Company's engineering staff, technical documentation and technical training programs. In addition, the Company maintains close relationships with many OEMs and end users of its products to help it understand and predict future needs for fluid power control devices and to test and refine new product offerings.

         Brand labeling and manufacturing licensing. Two areas the Company has not historically exploited to increase the market penetration of its products are brand labeling and manufacturing licensing agreements. The Company has recently entered into a non-exclusive supply agreement with Mannesmann Rexroth, A.G., a German full-line hydraulic component and systems manufacturer, under which the Company will manufacture selected products carrying the Rexroth logo. In addition, the Company is in the process of finalizing a non-exclusive licensing agreement whereby Mannesmann Rexroth will manufacture some of the Company's products for use in its own fluid power systems. The Company may also consider entering into similar agreements with other manufacturers of fluid power components if it deems it to be of strategic benefit.

PRODUCTS

SCREW-IN CARTRIDGE VALVES

         The Company designs and manufactures high-performance, screw-in hydraulic cartridge valves in up to five size ranges, suitable for flows from one to 400 gallons per minute and continuous operating pressures up to 5,000 pounds per square inch. The floating construction pioneered by the Company provides demonstrable performance and reliability advantages compared to most competitors' product offerings due to its self-alignment characteristic that accommodates potential manufacturing deviations common in the thread-making operations of screw-in cartridge valves and manifolds. This floating construction significantly differentiates the Company from most of its competitors, which design and manufacture rigid screw-in cartridge valves that fit an industry common cavity. The floating construction of the Company's screw-in cartridge valves eliminates the tendency of working parts inside the cartridge valves to bind when screwed into the manifold, which leads to unnecessary stress and often premature failure. Recently some competitors have begun to manufacture products that fit the Company's cavity. Strategically, the Company believes the markets for its products will expand more rapidly if other sources are available for products that fit the Company's cavity. One company specifically, Mannesmann Rexroth, has formally announced that it will begin designing and manufacturing a line of screw-in cartridge valves that fit the Company's cavity. The Company considers this announcement a strong endorsement of its design principles and is working with Mannesmann Rexroth as it begins its design program.

         The Company has historically developed new market opportunities by sizing its screw-in cartridge valves to accommodate application requirements with various flow ranges. Most recently, the Company sized some of its products downward and introduced its series `0' valve in 1996. Management believes that these products contribute to increased sales because of their suitability to market application areas such as forklift trucks, food processing equipment, and factory automation. Management believes that upward sizing of the product line represents an opportunity for future growth.

         The Company manufactures screw-in cartridge valves for load control, pressure control, flow control, and logic and directional control, with a broad range of other functional offerings. Many variants of the same basic functional products can be interchanged with each other to attain an optimum level of performance in a customer's fluid power system. Some of the Company's screw-in cartridge valves are described below:

                  Load Control Valves. The Company considers itself to be the world's recognized leader in the design and manufacture of load control valves and believes that it holds a dominant market share position in multiple end use applications. Load control valves are pressure devices that are used to control the motion and locking of linear and rotary hydraulic actuators (cylinders and motors) and often are used as safety devices in many critical system areas. Typical applications for these products include cranes, manlifts and aerial platforms. The uncompromising requirement for smooth and reliable operation in these applications has helped build the Company's reputation as a high quality, screw-in cartridge valve manufacturer. Load control valves represent the Company's largest selling product family. The Company believes that most valves that fit the Company's cavity that are being manufactured by competitors are load control valves. The Company does not believe any competitive manufacturer is currently able to produce sufficient volume, or offer the variety of different valve configurations that the Company does, to materially affect the Company's revenues.

                  Pressure Control Valves. The Company manufactures a variety of screw-in cartridge valves that control pressure in fluid power systems. Types of pressure controls include relief valves, reducing valves, reducing/relieving valves, sequence valves, and unloading valves. Typically, the Company provides many alternatives of each different type of pressure control valve, which allows machine designers to more optimally design their fluid power systems. Most hydraulic systems incorporate at least one pressure relief valve for over-pressure protection. A new "soft-ramp" relief valve recently designed by the Company is currently being field tested. The Company believes that no other valves currently available in the market place exhibit equal performance characteristics, which the Company anticipates are needed by various equipment manufacturers.

                  Flow Control Valves. The Company manufactures a variety of two-, three- and four-port valves to control the rate of flow of fluids in fluid power systems. These valves typically are used to control speed and are an integral component in most fluid power systems. Variety and high flow capacity relative to physical size help differentiate the Company in this product area.

                  Logic and Directional Control Valves. The Company manufactures a variety of screw-in cartridge valves that can be used as directional control devices. These valves are used to start, direct and stop the flow of fluid in a fluid power system and can be actuated electrically, pneumatically, manually or with hydraulic pressure. The Company's logic control valves, some of which are patented, can be used in combination with one another to provide complex directional control functions.

                  Electrically Actuated Control Valves ("Solenoid") The Company manufactures high-pressure spool-type pilot solenoid valves and other pilot devices that can be used to actuate its logic and directional control valves and other screw-in cartridge valves. Recognizing the need for direct-acting solenoid valves, the Company, in 1999, introduced a range of full-flow poppet and spool solenoid cartridge valves that can be used for directional control. These products give the Company entry into a large market not currently served by the Company's other screw-in cartridge valves. In addition, the

         Company believes that by offering its own solenoid cartridge valves, it will be in a better position to compete for custom manifold business. The basic design of the Company's solenoid cartridge valves establishes a foundation to develop other electrical/hydraulic valves, including proportional valves.

                  Other Complementary Products. The Company designs and manufactures a broad array of screw-in cartridge valves that can be applied in combination with other Company products to offer useful and unique functionality. For example, the Company's Air-Bleed and Start-Up cartridge valves help protect a fluid power system from potential damage by releasing air trapped in the system when a machine is shut down for maintenance. Many of these functional products are not manufactured by any other competitors, providing the Company with additional sales opportunities. While these products are not generally demanded in high volumes, their usefulness across industries helps strengthen the Company's brand name and market penetration. The Company will continue to develop other complementary products in the future.

MANIFOLDS

         A manifold is a solid block of metal, usually aluminum or ductile iron, which is machined to create threaded cavities and channels into which screw-in cartridge valves can be installed and through which the hydraulic fluid flows. The manifolds manufactured by the Company are described below:

         Standard Manifolds. The variety of standard, catalogued manifolds offered by the Company is unmatched by any screw-in cartridge valve competitor. These products allow customers easily to integrate the Company's screw-in cartridge valves into their systems in many different ways. Once designed, standard manifolds require minimal, if any, maintenance engineering over the life of the product. The following are the types of standard manifolds manufactured by the
         Company:

         - Line Mounted Manifolds can be placed anywhere in a hydraulic system and are easily connected to various standard couplings. These specific products are suitable for both mobile and industrial applications.

         - Subplates and Sandwich Manifolds are offered in six different sizes and industry standard interface patterns, and generally are used in industrial applications. The Company believes that the breadth of different functional screw-in cartridge valves it manufactures allows it to offer more functionally unique standard sandwich manifolds than any other cartridge valve or conventional valve manufacturer.

         - Motor Mount Manifolds fit a variety of the most common commercially available hydraulic motor interface patterns. These products allow users of hydraulic motors to buy standard control elements to interface simply and easily with their motors.

         - Pre-packaged Valve Assemblies are pre-configured packages designed to control common hydraulic circuits such as hydrostatic drives, accumulator unloading and cylinder regeneration. These products typically contain at least two dissimilar cartridges and allow designers to conveniently purchase a standard valve package for common hydraulic circuit requirements.

         Custom Manifolds. Custom manifolds are designed for a customer-specific application and typically combine many different screw-in cartridge valves in a single package or multiple packages. The Company's internally developed, proprietary expert system software allows the Company to manufacture manifolds efficiently in low volumes. The innovative design of the Company's screw-in cartridge valves allows manifolds to be physically smaller for certain applications than functionally similar manifolds containing competitors' screw-in cartridges that fit industry common cavities. The Company believes many of the custom manifolds that incorporate cartridge valves, which fit industry common cavities require testing after assembly. The Company does not routinely test manifolds that contain its screw-in cartridge valves because of the inherent reliability of the cartridge valves and believes this provides a significant competitive advantage. Custom manifolds provide many benefits to end users and equipment manufacturers, including reduced leakage points, neater packaging, potentially fewer hose and fitting connections, and more control functions in a single location.

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

         Before designing functionally new screw-in cartridge valves, the Company's engineers and sales and marketing personnel first establish performance and operating requirements for the products. An iterative design process is undertaken to meet the expected performance requirements in a screw-in cartridge valve that fits the Company's cavity. Prototypes are typically hand built and subject to extensive testing until the desired performance levels are achieved. Before a new product is released for sale, the Company's engineers will typically work with beta site customers to test the product under actual field conditions.

         During product development, engineers work closely with manufacturing personnel to define the processes required to manufacture the product reliably and consistently. The close link between engineering and manufacturing helps smooth the transition from design to market. Design changes to facilitate manufacturing processes are sometimes considered but not if product performance levels would be compromised. The Company practices a continuous improvement process, which it believes is largely attributable to its horizontal management structure that empowers employees and encourages their creative contribution. At various times the Company may incorporate design changes in a product to improve its performance or life expectancy. All of the Company's engineers provide application support to customers and distributors.

MANUFACTURING

         The Company is a process intensive manufacturing operation that extensively utilizes computer numerically controlled ("CNC") machinery to manufacture its products. Where commercial machinery is not available for specific manufacturing or assembly operations, the Company often designs and builds its own machinery to perform these tasks. The Company makes extensive use of automated handling and assembly technology (robotics) where possible to perform repetitive tasks, thus promoting manufacturing efficiencies and workplace safety. The Company has its own electric heat treatment furnaces to provide consistent and reliable control of this important operation. A new heat treatment furnace was installed in February 2000 in the Company's Manatee, Florida, facility. The additional heat treatment furnace allows the Company to increase capacity, reduce manufacturing cycle times and create redundant capability for most of its in-house manufacturing processes.

         The Company's manufacturing operations include turning, grinding, honing and lapping operations for its screw-in cartridge valves and milling and drilling operations for its manifolds. Most machinery employed by the Company is computer numerically controlled, including CNC lathes and machining centers. The Company also employs robots and a variety of vision systems for inspection and decision making tasks. The Company utilizes internally developed, proprietary, personal computer based software to program some machines off-line and to minimize setup times. The Company also employs an expert system that supports the use of compound angle holes in manifold designs, a technique that allows manifolds to be made smaller in size with fewer potential leak points.

         At its Sarasota, Florida, facility, the Company has extensive testing facilities that allow its design engineers to test fully all cartridge valve products at their maximum rated pressure and flow rates. A metallurgist and complete metallurgical laboratory support the Company's design engineers and in-house heat treatment. The resident engineers at the Company's other facilities also utilize test equipment.

         The Company employs a build-to-order philosophy and relies on its distributors to purchase and maintain sufficient inventory to meet their customers' demands. With this build-to-order philosophy, most raw materials, including aluminum and steel, are delivered on a just-in-time basis. These and other raw materials are commercially available from multiple sources.

         The Company controls most critical finishing processes in-house but does rely on a small network of outside manufacturers to machine cartridge components to varying degrees of completeness. Many high-volume machining operations are performed exclusively at outside suppliers. The Company is very selective in establishing its supplier base and attempts to develop and maintain long-term relationships with suppliers. Through an initiative that began during the fourth quarter of 1998, the Company is reviewing all of its suppliers to improve the quality of incoming parts and to assess opportunities for better control of both price and quality.

Manufacturing processes at the existing facilities in the United States, England and Korea are certified to ISO 9002.

SALES AND MARKETING

         The Company's products are sold globally, primarily through independent fluid power distributors. Distributors are supported with product education programs conducted by the Company at its facilities. Technical support is provided by each of the Company's manufacturing operations (Florida, England, Germany, Korea, and its joint venture in China). Included in the Company's sales and marketing staff are hydraulic engineers that have significant experience in the fluid power industry. Discount pricing structures encourage distributors to buy in moderate to high volumes to ensure there is a local inventory of products in the marketplace.

         The Company currently has approximately 65 distributors, 42 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient and cost-effective fluid power systems for their customers. In 1999, sales to the Company's largest distributor represented less than 9% of net sales and net sales outside of the United States represented approximately 37% of total net sales.

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

         In 1999, the Company signed a non-exclusive supply agreement with Mannesmann Rexroth, A.G., a German manufacturer of fluid power components and systems, which allows Mannesmann Rexroth to purchase the Company's standard products for incorporation into its hydraulic systems. Mannesmann Rexroth is one of the largest hydraulic manufacturers of fluid power systems in the world and has significant presence in all major markets. Through this relationship, the Company believes that it will gain entry into new markets, both geographically and for new applications. Management anticipates that it will evaluate similar agreements with other manufacturers' of fluid power components when to do so would be of strategic benefit.

         While the Company generally does not sell directly to end users, it provides end users with technical literature that sometimes include suggested list prices along with suggested customer discounts. This program is intended to provide design engineers with all information necessary to specify and obtain the Company's products. Publishing and distributing technically comprehensive catalogs in multiple languages make the Company's products easy to purchase.

CUSTOMERS

         The Company believes that its single largest end use customer represented less than 3% of net sales in 1999, minimizing risks of dependence on major customers. The loss of any one customer would not have a material adverse effect on the Company's business. End-users are classified by whether their primary applications for the Company's products are "mobile" or "industrial."

         Mobile applications involve equipment that generally is not fixed in place and is often operated in an uncontrolled environment, such as construction, agricultural and utility equipment. Mobile customers were the original users of screw-in cartridge valves due to the premium that these industries place on considerations of space, weight and cost. Mobile customers currently account for approximately 66% of the Company's net sales.

         Industrial applications involve equipment that generally is fixed in place in a controlled environment. Examples include presses, injection molding equipment and machine tools. The requirements of the industrial marketplace are more demanding than most mobile applications since industrial equipment typically operates at significantly higher cycles. The Company's products are designed to withstand these operating imperatives, and industrial applications currently account for approximately 34% of the Company's net sales. Many conventional valve designs are still used in industrial applications and represent substitution opportunities for the Company's products.

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

COMPETITION

         The hydraulic valve industry is highly fragmented and intensely competitive. The Company has a large number of competitors, some of which are full-line producers and others that are niche suppliers similar to the Company. Most competitors market globally. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by the Company. There has been increasing consolidation activity within the industry in recent years, with large, full-line producers filling out their product lines by acquiring or entering into relationships with other hydraulics companies, and management expects there will be further consolidation in the future. The Company believes that it competes based upon quality, reliability, price, value, speed of delivery and technological characteristics.

         Most of the Company's screw-in cartridge valve competitors produce screw-in cartridge valves that fit an industry common cavity that sometimes allows their products to be interchangeable. The industry common cavity is not supported by any national or global standards organizations. Although the International Standards Organization (ISO) has developed a standard screw-in cartridge cavity that is different from the industry common cavity, the Company is not aware of any major competitor that currently produces a full line of standard products conforming to the ISO standard. The Company does not manufacture a product that fits either the industry common or the ISO standard cavity. A few competitors manufacture selected screw-in cartridge valves that fit the Company's cavity. The Company believes the majority of these products are load control valves. To help expand market opportunities, the Company, in late 1999 entered into a non-exclusive sales agreement, and is currently finalizing a non-exclusive license agreement, with Mannesmann Rexroth, under which products will be brand-labeled for, or manufactured under, license by Mannesmann Rexroth using the Company's unique cavity. Management believes that increased use of the Company's cavity will be beneficial in the long term because, although competition will increase, markets and applications for the Company's products also will increase.

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

EMPLOYEES

         As of January 1, 2000, the Company had 543 full-time employees in the United States, 85 in England, 16 in Germany, and 33 in Korea. The Company continues to focus its efforts in designing and manufacturing standard products, allowing it to maintain over 90% of its employees in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company's operating units and management believes that relations with its employees are good.

         Employees are paid either hourly or with an annual salary at rates that are competitive with other companies in the industry and geographic area. Management believes that the combination of competitive salary, above average health and retirement plans, and a safe and pleasant working environment discourages employee turnover and encourages efficient, high-quality production. Nevertheless, due to the nature of the Company's manufacturing business, it is often difficult to attract skilled personnel, especially in times when the economy is operating in a fully employed state such as it now is.

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

PATENTS AND TRADEMARKS

         The Company believes that the growth of its business will be dependent upon the quality and functional performance of its products and its relationship with the marketplace, rather than the extent of its patents and trademarks. The Company's principal trademark is registered globally in the following countries:
Australia, Brazil, Canada, China, France, Germany, Italy, Japan, Korea, Mexico, Spain, Sweden, Switzerland, the United Kingdom and the United States. While the Company believes that its patents have significant value, the loss of any single patent would not have a material adverse effect on the Company.

BUSINESS RISK FACTORS

         In addition to the other information in this Form 10-K Report, the following should be considered in evaluating the Company's business and its prospects:

         POTENTIAL MARKETPLACE ADOPTION OF INDUSTRY STANDARD. The Company's screw-in cartridge valves fit into a unique cavity for which, to date, few other manufacturers have designed products. Most competitive manufacturers produce screw-in cartridge valves that fit into an industry common cavity. Accordingly, the Company's screw-in cartridge valves are not interchangeable with those of other manufacturers. Additionally, the International Standards Organization ("ISO") has adopted an industry standard for screw-in hydraulic cartridge valve cavities. In the Company's view, both the industry common cavity and the ISO standard cavity fail to address critical functional requirements, which could result in performance and safety problems of significant magnitude for end users. While there are not yet any noticeable market pressures to supply screw-in cartridge valves that fit the ISO standard cavity, and no major competitor has converted its products to fit this standard cavity, any move toward the adoption of the ISO standard cavity for cartridge valves in the screw-in cartridge valve and manifold industry could have a material adverse effect on the Company's business, financial condition and results of operation. See "Business - Competition."

         RISKS RELATING TO GROWTH STRATEGY. In pursuing its growth strategy, the Company intends to expand its presence in its existing markets and enter new geographic markets. In addition, the Company may pursue acquisitions and joint ventures to complement its business. Many of the expenses arising from the Company's expansion efforts may have a negative effect on operating results until such time, if at all, these expenses are offset by increased revenues. The Company established capacity expansion programs during 1997-1999, including the construction of new manufacturing facilities in the United States and Germany, plant improvements in England, equipment purchases and, through acquisition, a facility in Korea. The Company also has recently completed the implementation of new accounting and manufacturing computer software systems at its Florida and U.K. facilities, and reconfigured its manufacturing units at its two Florida facilities. In addition to this monetary expense, these matters have required significant attention from senior management and have contributed to the Company's recent delivery problems. Management has refocused its efforts on improving delivery times and customer responsiveness, reducing manufacturing costs, and achieving greater profitability. There can be no assurance that the Company will be able to improve its market share or profitability, recover its expenditures for these capital improvements, or successfully implement its growth strategy. See "Business - Strategy."

         The Company's expansion strategy also may require substantial capital investment for the construction of new facilities and their effective operation. The Company may finance the acquisition of additional assets using cash from operations, bank or institutional borrowings, or through the issuance of debt or equity securities. There can be no assurance that the Company will be able to obtain financing from bank or institutional sources or through the equity or debt markets or that, if available, such financing will be on terms acceptable to the Company.

         DEPENDENCE ON KEY EMPLOYEES AND SKILLED PERSONNEL. The Company's success depends, to a significant extent, upon a number of key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on the business of the Company. The Company's future operating results depend to a significant degree upon the continued contribution of its key technical personnel and skilled labor force. Competition for management and engineering personnel is intense, and the Company competes for qualified personnel with numerous other employers, some of whom have greater financial and other resources than the Company. The Company conducts a substantial part of its operations at its facilities in Sarasota, Florida. The Company's continued success depends on its ability to attract and retain a skilled labor force at this location. While the Company has been successful in attracting and retaining skilled employees in the past, there can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to develop, manufacture and market its products and expand its operations. See "Business - Employees."

         COMPETITION. The hydraulic valve and manifold industry is highly fragmented and intensely competitive, with the Company facing competition from a large number of competitors, some of which are full-line producers and others that are niche suppliers like the Company. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by the Company. The Company believes that it competes based upon quality, reliability, price, value, speed of delivery and technological characteristics. Many of the Company's screw-in cartridge valve competitors are owned by corporations which are significantly larger than the Company and have greater financial resources than the Company. There can be no assurance that the Company will continue to be able to compete effectively with these companies.

         The manifold business is also highly fragmented and intensely competitive. All of the major screw-in cartridge valve manufacturers either manufacture manifolds or have sources that they use on a regular basis. In addition, there are a number of independent manifold suppliers that produce manifolds incorporating various manufacturers' screw-in cartridge valves, including those made by the Company. Finally, there are many small, independent machine shops that produce manifolds at very competitive prices. Competition in the manifold business is based upon quality, price, relationships based on proximity to the customer, and speed of delivery. Many of the Company's competitors have very low overhead structures and there can be no assurance that the Company will continue to be able to compete effectively with these companies.

         In addition, the Company competes in the sale of hydraulic valves and manifolds with certain of its customers. Generally, these customers purchase special purpose valves from the Company to meet a specific need in a system which cannot be filled by any valve made by such customer. To the extent that the Company introduces new valves in the future that increase the competition between the Company and such customer, such competition could adversely affect the Company's relationships with these customers.

         CYCLICALITY. The capital goods industry in general, and the hydraulic valve and manifold industry in particular, is subject to economic cycles. Cyclical downturns could have a material adverse effect on the Company's business, financial condition and results of operation.

         INTERNATIONAL SALES. In 1999, approximately 37% of the Company's net sales were outside of the United States. The Company is expanding the scope of its operations outside the United States, both through direct investment and distribution and expects that international sales will continue to account for a significant portion of net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions and, particularly in emerging economies, potential political and economic instability and regional conflicts. Furthermore, the Company's international operations generate sales in a number of foreign currencies, particularly British pounds, German marks, Korean Won, or the Euro. Therefore, the Company's financial condition and results of operation are affected by fluctuations in exchange rates between the United States dollar and these currencies. Any or all of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

         ENVIRONMENTAL COMPLIANCE. The Company's operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. Management believes that the Company's current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which could have a material adverse effect on the Company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations will not materially affect the Company's business or operations in the future.

         RISK OF PRODUCT LIABILITY. The application of many of the Company's products entails an inherent risk of product liability. There can be no assurance that the Company will not face any material product liability claims in the future or that the product liability insurance maintained by the Company at such time will be adequate to cover such claims.

         TECHNOLOGICAL CHANGE. The fluid power industry and its component parts are subject to technological change, evolving industry standards, changing customer requirements and improvements in and expansion of product offerings. If technologies or standards used in the Company's products become obsolete, the Company's business, financial condition and results of operations will be adversely affected. Although the Company believes that it has the technological capabilities to remain competitive, there can be no assurance that developments by others will not render the Company's products or technologies obsolete or noncompetitive. See "Business - Strategy."

         RAW MATERIALS. The primary raw materials used by the Company in the manufacture of its products are aluminum, ductile iron and steel. There can be no assurance that prices for such materials will remain stable. If the Company is unable to pass through any price increases to its customers, the operating results of the Company will be adversely affected.

         PAYMENT OF DIVIDENDS. Although the Company has paid a cash dividend each quarter since its Common Stock has been publicly traded, there can be no assurance that there will be funds available therefor. The declaration and payment of dividends is subject to the sole discretion of the Board of Directors of the Company and will depend upon the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors, and may be restricted by the terms of the Company's credit agreements.

         CERTAIN ANTI-TAKEOVER PROVISIONS. The Company's Articles of Incorporation provides for a classified Board of Directors. In addition, the Articles of Incorporation gives the Board of Directors the authority, without further action by the stockholders, to issue and fix the rights and preferences of a new class, or classes, of preferred stock. These and other provisions of the Articles of Incorporation and the Company's Bylaws may deter or delay changes in control of the Company, including transactions in which shareholders might otherwise receive a premium for the shares over then current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interests.

         CONTROL BY CERTAIN SHAREHOLDERS AND MANAGEMENT. Robert E. Koski, the Company's Chairman, and members of his family own or control approximately 41% of the outstanding shares of Common Stock. Accordingly, the members of the Koski family have the ability to control the election of the Company's Directors and the outcome of certain corporate actions requiring shareholder approval and to control the business of the Company. Such control could preclude any acquisition of the Company and could adversely affect the price of the Common Stock. Additionally, all Directors and Executive Officers of the Company as a group beneficially own or control approximately 46% of the outstanding shares of Common Stock. (See Item 12. Security Ownership of Certain Beneficial Owners and Management).

                               ITEM 2. PROPERTIES

         The Company's major locations include facilities in the United States, United Kingdom, Germany, and Korea, as set forth below.

         The Company owns a 66,000 square foot facility in Sarasota, Florida, which houses manufacturing, design, marketing and other administrative functions. The Sarasota facility does not have any financial encumbrances and is well-suited for the design, testing and manufacture of the Company's products.

         The Company also owns a 60,000 square foot manufacturing facility in Manatee County, Florida, which is encumbered by a mortgage loan due July 1, 2006. Under the mortgage loan, monthly payments of principal with interest on the unpaid balance at 7.375% are required. At January 1, 2000, $4.7 million was outstanding under this credit facility. The Manatee County facility, constructed in 1997, has a productive capacity similar to the Sarasota facility. At the end of 1999, the Company installed an electric, plasma heat treat furnace, and moved its high volume production cell to the Manatee County facility. The new heat treat furnace doubles the Company's capacity of this critical process. With the heat treat furnace and the high volume cell at the Manatee County facility, the Company has substantially increased the capacity utilization at this site.

         The close proximity of the United States facilities allows for quick change and the ability to shift resources, including machinery and people, to effectively meet changing business requirements. The Company believes the combined productive capacity of these facilities is approximately $80 million. The Company estimates its combined current capacity utilization to be approximately 70%.

         In addition to the two facilities in Florida, the Company in 1999 purchased additional vacant land in Manatee County, Florida, for future manufacturing requirements. There is no mortgage on this property and the Company believes the land to be well-suited to add over 30,000 square feet of manufacturing capacity.

         The Company owns a 10,000 square foot manufacturing facility in Incheon, Korea, free of any encumbrances. The Company recently made improvements to the Korean facility for certain aspects of the operation. This facility is operating at approximately 70% of capacity.

         The Company owns a 25,000 square foot manufacturing facility in Coventry, England, free of any encumbrances. This facility has a productive capacity of approximately $15 million and currently, is operating at 80% of its productive capacity. The Company continues to review the possibility of expanding its Coventry facility with an additional 12,000 square feet of manufacturing space for future requirements.

         The Company's 45,000 square foot facility in Erkelenz, Germany has a mortgage loan with a term of eight years and a fixed interest rate of 6.05%. At January 1, 2000, the principal balance was $1.4 million. This facility is well suited to house equipment used for manufacturing and testing of the Company's products. Currently, a very small portion of the manufacturing area is utilized. The productive capacity of this facility if fully equipped is believed to be approximately $40 million.

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

                     ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended January 1, 2000.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS

Market Information

         The Common Stock of the Company has been trading publicly under the symbol SNHY on the Nasdaq National Market since the Company's initial public offering on January 9, 1997. The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported in the Nasdaq National Market for the periods indicated:


                                                  High                  Low
         1997
         ----
         First quarter
           (beginning January 9, 1997)        $    12.375          $    10.250
         Second quarter                            11.875               10.375
         Third quarter                             12.500               11.250
         Fourth quarter                            12.500               11.000
         1998
         ----
         First quarter                        $    14.250          $    11.500
         Second quarter                            18.250               13.500
         Third quarter                             16.500                9.250
         Fourth quarter                            11.500                8.000
         1999
         ----
         First quarter                        $     9.750          $     6.375
         Second quarter                             9.500                6.750
         Third quarter                              9.250                6.875
         Fourth quarter                             8.000                5.750

Holders

         There were 104 shareholders of record of Common Stock on March 6, 2000. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 2,000 beneficial owners of Common Stock.

Dividends

         The Company declared cash dividends of $.04 per share to shareholders of record on the last day of each quarter during 1999 and 1998. These dividends were paid on the 15th day of each month following the date of declaration.

         The Company's Board of Directors currently intends to continue to pay a quarterly dividend of $.04 per share during 2000. However, the declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company's profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following summary should be read in conjunction with the consolidated financial statements and related notes contained herein. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business."

         As of January 1, 1999, the Company changed from a calendar reporting year ending on December 31st to a fiscal year which will end on the Saturday closest to December 31st. Each quarter consists of two 4-week periods and one 5-week period.


                                          YEAR ENDED                     YEARS ENDED DECEMBER 31,
                                        ------------   ---------------------------------------------------------
                                         JAN 1, 2000      1998             1997         1996(4)         1995(4)
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
   Net sales                            $    69,652    $    71,881     $    64,198    $    54,572    $    55,388
   Cost of sales                             53,107         52,537          44,621         37,185         34,581
                                        -----------    -----------     -----------    -----------    -----------
   Gross profit                              16,545         19,344          19,577         17,387         20,807
   Selling, engineering and
     administrative expenses                 12,507         11,656          11,275         12,097 (1)     10,578
                                        -----------    -----------     -----------    -----------    -----------
   Operating income                           4,038          7,688           8,302          5,290         10,229
   Interest expense                             954            837             905            823            814
   Miscellaneous (income) expense               420         (1,669)            133            267            (79)
                                        -----------    ------------    -----------    -----------    -----------
   Income before income taxes                 2,664          8,520           7,264          4,200          9,494
   Deferred tax provision (2)                     -              -               -          2,425              -
   Income tax provision (benefit) (3)           833          2,873           2,554            704            633
                                        -----------    -----------     -----------    -----------    -----------
   Net income                           $     1,831    $     5,647     $     4,710    $     1,071    $     8,861
                                        ===========    ===========     ===========    ===========    ===========
   Basic net income
     per common share                   $      0.29    $      0.89     $      0.75    $      0.27    $      2.29
   Weighted average
     shares outstanding                       6,380          6,345           6,308          3,978          3,878
   Diluted net income
     per common share                   $      0.28    $      0.87     $      0.73    $      0.26    $      2.15
   Weighted average diluted
     shares outstanding                       6,569          6,531           6,499          4,178          4,123


                                          YEAR ENDED                     YEARS ENDED DECEMBER 31,
                                        ------------   ---------------------------------------------------------
                                         JAN 1, 2000      1998             1997         1996(4)         1995(4)
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
OTHER FINANCIAL DATA:
   Depreciation and amortization        $     5,043    $     4,387     $     3,706    $     2,857    $     2,556
   Capital expenditures                       7,897          8,137           6,490         16,963          7,657

BALANCE SHEET DATA:
   Cash and cash equivalents            $     1,122    $     1,592     $     1,249    $     1,038    $     2,434
   Working capital                            8,717          5,629           6,100            958          4,326
   Total assets                              64,074         61,019          53,389         48,416         33,864
   Total debt                                14,342         11,907           9,564         17,218          6,186
   Shareholders' equity                      41,176         40,015          35,000         22,397         21,529

(1) Includes a non-recurring, non-cash compensation expense of $1.4 million related to the termination of employee phantom stock compensation agreements and the issuance of options to Directors. Excluding such expense, pro forma net income for the twelve months ended December 31, 1996, would have been approximately $3.8 million.
(2) Resulting from the termination of the Company's S Corporation status as of December 31, 1996.
(3) The Company previously operated as an S Corporation. Therefore, the historical income tax provision for the years ended December 31, 1995 and December 31, 1996 represents primarily foreign taxes.
(4) Pro forma net income is based on historical income as adjusted to reflect a provision for income taxes calculated using the statutory rates in effect during the applicable periods, as if the Company had been a C Corporation since inception. Unaudited pro forma net income was $2,617 and $5,883 for the years ended December 31, 1996 and 1995, respectively. Pro forma net income per share is based on estimated weighted average number of shares outstanding during the period, after giving effect to the reorganization and the initial public offering. Unaudited diluted pro forma net income per share was $0.40 and $0.92 for the years ended December 31, 1996 and 1995, respectively.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally, primarily though independent distributors. Approximately 66% of product sales are used by the mobile market, characterized by applications where the equipment is not fixed in place, the operating environment is often unpredictable, and duty cycles are generally moderate to low. The remaining 34% of sales are used by industrial markets, which are characterized by equipment that is fixed in place, typically in a controlled environment, with higher pressures and duty cycles. The Company sells to both markets with a single product line. In 1999, the Company generated approximately 37% of its net sales outside of the United States, and its single largest end-user customer represented less than 3% of net sales.

         Demand for the Company's products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. In the last half of 1998, and throughout 1999, the Company experienced little or negative growth due to a slowdown in many of the capital goods industries that use the Company's products. According to the National Fluid Power Association (the fluid power industry's trade association in the United States), United States orders for mobile hydraulic products were down 5.2% in 1999 compared to 1998, and orders of industrial hydraulic products were down 3.5% for the same time period. Shipments of mobile hydraulic products were down 6.7% in 1999, compared to 1998, and shipments of industrial hydraulic products were down 10.3% for the same time period.

         The Company's orders decreased 1.1% in 1999, compared to 1998, which management believes is largely attributable to the aforementioned slowdown in the capital goods industries. For the first three quarters of 1999, orders decreased 5.8%, compared to the first three quarters of 1998, with the decrease evident in all major markets with the exception of Asia. During the fourth quarter of 1999, orders increased 13.1% compared to the fourth quarter of 1998, with increases evident in all major markets. Management believes that the order increase is indicative of an upturn in the business cycle of the capital goods industries.

         The Company's net sales decreased 3.1% in 1999, compared to 1998. North American distributor inventories of Sun products decreased approximately 5.7% from December 1998 to December 1999, consistent with the slowdown in the capital goods industries. Net sales and operating profits were adversely affected in the United States operation, primarily in the second quarter, and the United Kingdom operation in the fourth quarter, due to the implementation of new, fully-integrated manufacturing software systems. Decreases seen in all major markets except Germany were partially offset by the incremental net sales gain related to acquisition of the Korean subsidiary in the fourth quarter of 1998. On the positive side, the supplier initiative begun during the fourth quarter of 1998 contributed favorably to operating profits, especially in the second half of 1999.

         For the past two years, the Company has focused its efforts on increasing its productive capacity in anticipation of a business cycle upturn. Capacity expansion plans are substantially complete and management believes the Company has the necessary capacity to meet the expected increase in demand for its products.



Geographic Highlights

         In 1999, the Company continued to expand its geographic presence and to concentrate on capacity expansion programs:

         United States: In late 1999, the high-volume production cell was relocated from the Company's Sarasota facility to its Manatee facility and a new heat treat operation was installed at that site. The move was completed with minimal disruption to production. The space vacated by the move of the cell is being reconfigured with a focus on improving the manufacturing, assembly and testing processes used for products that are required in lower volumes and the processes used in new product development. With these arrangements, the Company believes it has the productive capacity to respond to market demands for the foreseeable future.

         England: The plans to expand the facility in England are still under review but may be partially implemented in 2000.

         Germany: The German facility began production of limited quantities of manifolds for local customers and continued design work on new cartridge valves. It is anticipated that this facility will begin assembling and testing cartridge valves for the European market in 2000, including the Company's new electrically actuated (solenoid) cartridge valves.

         Korea: The business climate in Korea has improved and the Company's Korean subsidiary has seen increased sales. To date, no cash flow problems have been evident relating to the financial restructuring at Daewoo Group, the largest Korean customer. The Company is currently reviewing the assembly of some of its cartridge valves at its Korean facility for sale in the Korean market.

         China: The joint venture in China has begun production of manifold products and had a minimal amount of sales in 1999. The Company expects sales from the joint venture to increase in 2000, but not to the extent that they will have a material effect on profit.

         Orders for the Company's series `0' products continued to increase in 1999. Orders for the Company's electrically actuated (solenoid) products, introduced in Europe in April 1999 and to North American distributors in September 1999, are not yet significant. Management believes the demand for these products will build slowly as distributors and customers evaluate product performance and begin to build stock. It is expected that the availability of solenoid cartridges will have a long-term positive effect on demand for manifolds and the Company's non-solenoid cartridge valves.

         The Company has always encouraged the hydraulics industry to recognize the benefits associated with the cavity structure and design ideas utilized in its products. Management believes the adoption by other companies of the cavity structure utilized by the Company will increase its total market opportunities. As part of its efforts to encourage the use of its cavity structure and cartridge design in the marketplace, the Company is in the process of finalizing a non-exclusive manufacturing license agreement with Mannesmann Rexroth, A.G. The agreement allows the licensee to manufacture specified products under its own label. Additionally, Mannesmann Rexroth will brand label some products manufactured by the Company and utilize other of the Company's products in systems that Rexroth produces. The Company believes the endorsement evidenced by Mannesmann Rexroth's adoption of its cavity structure and cartridge valve design will further expand the market opportunities for its products. The Company anticipates it will evaluate similar agreements with other manufacturers of fluid power components when it would be of strategic benefit. Utilization of the Company's unique design by other cartridge valve manufacturers offers an opportunity for the Company's cavity to be recognized as an industry standard.

Results of Operations

         The following table sets forth, for the periods indicated, certain items in the Company's statements of income as a percentage of net sales.


                                               YEAR ENDED            YEARS ENDED DECEMBER 31,
                                               -----------      ----------------------------------
                                               JAN 1, 2000       1998          1997        1996(4)
Net sales                                         100.0%        100.0%         100.0%       100.0%
Cost of sales                                      76.2          73.1           69.5         68.1
                                                  -----         -----          -----        -----
Gross profit                                       23.8          26.9           30.5         31.9
Selling, engineering and
  administrative expenses                          18.0          16.2           17.6         22.2
                                                  -----         -----          -----        -----
Operating income                                    5.8          10.7           12.9          9.7
Interest expense                                    1.4           1.2            1.4          1.5
Miscellaneous (income) expense                      0.6          (2.3)           0.2          0.5
                                                  -----         -----          -----        -----
Income before income taxes                          3.8%         11.8%          11.3%         7.7%
                                                  =====         =====          =====        =====

Comparison of Years Ended January 1, 2000 and December 31, 1998

Net Sales

         Net sales decreased 3.1%, or $2.2 million, to $69.7 million in fiscal 1999, compared to $71.9 million in 1998. Excluding the Korean operation, acquired in September 1998, net sales decreased approximately 6.2%, or $4.4 million. This decrease was due primarily a slowdown in the capital goods industry, and thus, the fluid power industry. Many agricultural, mining, paper and machine tool equipment makers saw significant volume declines in 1999. Domestic net sales decreased $4.9 million, European net sales decreased $0.6 million, and Asian net sales, excluding Korea, were flat for the year with a large increase in the fourth quarter of 1999 over the fourth quarter of 1998.

Gross Profit

         Gross profit decreased to $16.5 in fiscal 1999, compared to $19.3 million in 1998. Gross profit as a percentage of net sales decreased to 23.8% in 1999, from 26.9% in 1998. The decrease in gross profit as a percent of sales was due primarily to lower net sales spread over a higher fixed cost base. Also, productivity in the United States and United Kingdom operations were adversely affected by the implementation of new, fully integrated manufacturing systems. The resultant increases in direct labor and related expenses were partially offset by reduced material costs related to the Company's supplier initiative program.

Selling, Engineering and Administrative Expenses

         Selling, engineering and administrative expenses increased $0.9 million, or 7.3%, to $12.5 million in 1999, compared to $11.7 million in 1998. Approximately, $0.3 million of the increase was due to the Korean operation acquired in September 1998. The balance of the increase represents higher wages, increased advertising, and one time system implementation costs offset by lower pension costs.

Interest Expense

         Interest expense was $1.0 million and $0.8 million in 1999 and 1998, respectively. The interest expense related to long-term mortgages and related party debt decreased while interest on the unsecured and secured lines of credit in the United States increased $0.2 million. The new secured line of credit was used to facilitate cash flow related to specific capital acquisitions over a four-year term.

Miscellaneous (Income) Expense

         Miscellaneous expense was $0.4 million in 1999 compared to $1.7 million of income in 1998. In 1998, the Company received a $1.7 million payment in settlement of a business- interruption insurance claim. This claim was related to a fire in September 1996, at the Manatee County facility while it was under construction, and delayed the opening of operations. Other expenses increased primarily as the result of the disposal of certain equipment in the United States operation no longer used in production, equity losses on the joint venture in China, and foreign currency exchange transactions.

Income Taxes

         The provision for income taxes for the year ended January 1, 2000, was 31.3% of pretax income compared to 33.7% for the year ended December 31, 1998. Excluding income from the Korean operation, the provision for income taxes in the twelve months ended January 1, 2000, was 32.5%, compared to 33.2% in 1998. Tax savings were realized in the United States from the Sun Hydraulics Foreign Sales Corporation and in Korea from provisions of local law.

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

Miscellaneous (Income) Expense

         Miscellaneous income was $1.7 million in 1998 compared to $0.1 million of expense in 1997. In 1998, the Company received a $1.7 million payment in settlement of a business- interruption insurance claim. This claim was related to a fire in September 1996, at the Manatee County facility while it was under construction, and delayed the opening of operations.

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

                         QUARTERLY RESULTS OF OPERATIONS


                                                                Quarter Ended

                        Jan 1       Sep 30      Jun 30        Mar 31       Dec 31       Sep 30         Jun 30       Mar 31
                         2000        1999        1999          1999         1998         1998           1998         1998
                                                                (in thousands)
Net Sales             $  17,602    $ 17,664    $ 15,921     $  18,465    $  17,500    $  17,664      $  17,584    $  19,133
Cost of sales            13,007      13,174      12,982        13,945       13,459       13,132         12,599       13,347
                      ---------    --------    --------     ---------    ---------    ---------      ---------    ---------
Gross profit              4,595       4,490       2,939         4,520        4,041        4,532          4,985        5,786
Selling, engineering
  and administrative
  expenses                3,191       3,157       3,068         3,092        2,745        2,864          3,033        3,014
                      ---------    --------    --------     ---------    ---------    ---------      ---------    ---------
Operating income          1,404       1,333        (129)        1,428        1,296        1,668          1,952        2,772
Interest expense            261         264         176           253          130          216            231          260
Miscellaneous (income)
  expense                   108         178          36            97          (81)      (1,586) (1)       (45)          43
                      ---------    --------    --------     ---------    ---------    ---------      ---------    ---------
Income before income
  taxes                   1,035         891        (341)        1,078        1,247        3,038          1,766        2,469
Tax provision               300         303        (125)          355          443        1,015            586          829
                      ---------    --------    --------     ---------    ---------    ---------      ---------    ---------

Net Income            $     735    $    588    $   (216)    $     723    $     804    $   2,023      $   1,180    $   1,640
                      =========    ========    ========     =========    =========    =========      =========    =========

(1) Includes a business-interruption insurance claim of $1,661, net of expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary source of capital has been cash generated from operations, although short-term fluctuations in working capital requirements have been met through borrowings under revolving lines of credit as needed. The Company's principal uses of cash have been to pay operating expenses, dividends to shareholders, to make capital expenditures, and to service debt.

         At January 1, 2000, the Company had working capital of $8.7 million. Cash flow from operations in 1999 was $5.6 million, compared to $8.6 million in 1998 and $6.5 million in 1997. The decrease in the Company's cash flow from operations in 1999 compared to 1998 was due primarily to a decrease in net income of $3.8 million offset by an increase in depreciation and amortization of $0.7 million. The increase in the Company's cash flow from operations in 1998 compared to 1997 was due primarily to an increase in net income of $0.9 million and an increase in depreciation of $0.7 million.

         Capital expenditures were $7.9 million in 1999 compared to $8.1 million in 1998, and $6.5 million in 1997. In 1999, $6.0 million was spent in the United States operations, $1.3 million was spent in the United Kingdom, $0.5 was spent in Germany, and $0.1 million was spent in Korea. In 1998, $6.1 million was spent in the United States operations, $1.2 million was spent in the United Kingdom, and $0.8 million was spent in Germany.

         In 1996, the Company was awarded a grant of $0.4 million by the German government, which helped to offset the cost of the German facility. The grant required that the German operation employ 26 people by June 30, 1998. This deadline has been extended and negotiations to determine the amount of the grant that may have to be repaid are in progress. This amount has been recorded as a deferred grant. Any repayment would only affect cash and would have no effect on net income.

         The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

         On July 23, 1999, the Company replaced its $10.0 million unsecured revolving credit facility with a five year, secured, revolving credit facility of $7.5 million, and a one year unsecured, revolving credit facility of $5.0 million. The $7.5 million credit facility has an interest rate equal to the bank lender's prime rate less 1% for the first year, and the treasury bill rate plus 1.75% for the remaining four years. The $5.0 million credit facility has an interest rate equal to the bank lender's prime rate less 1% or LIBOR plus 1.9% for predetermined periods of time, at the Company's option. At January 1, 2000, the interest rates were both 7.50% and the balances were $4.6 million and $2.2 million, respectively.

         A 10-year mortgage loan of $6.2 million was obtained in May 1996 at a fixed interest rate of 8.25% for construction of the Manatee County facility. Terms on the construction note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year mortgage note with a 15-year amortization schedule. In April 1999, this mortgage note was renegotiated to an interest rate of 7.375%. Terms are monthly principal and interest payments with remaining principal due July 1, 2006. At January 1, 2000, $4.7 million was outstanding on this facility.

         In May 1996, the Company obtained a mortgage loan of approximately $2.4 million, denominated in German marks, for the new facility in Erkelenz, Germany. This loan had a term of 12 years with variable interest of 6.47%. During 1999, the Company renegotiated this loan with a mortgage note, bearing fixed interest at 6.05% and a maturity date of September 30, 2008. At January 1, 2000, $1.4 million was outstanding under this mortgage note.

         In February 1999, the Company negotiated three loans in Germany secured by equipment, a ten year 5.1% fixed interest rate loan for approximately $0.3 million, a ten year 5.1% fixed interest rate loan for approximately $0.1 million, and a ten year 3.5% fixed interest rate loan for approximately $0.8 million. At January 1, 2000, the outstanding balance on these facilities was approximately $0.9 million.

         The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.

         The Company declared quarterly dividends of $0.04 per share to shareholders of record on the last day of each quarter in 1999 and 1998. These dividends were paid on the 15th day of each month following the date of declaration.


YEAR 2000 READINESS DISCLOSURE

         The following is a summary of actions taken by the Company during the years preceding January 1, 2000 in anticipation of the year 2000 transition and the potential problems that computer systems and embedded technology could experience handling dates beyond the year 1999.

         In order to address potential computer problems arising in connection with the year 2000, the Company devised the following four-phased approach: (1) assessment, (2) testing, (3) renovation and (4) validation. With regard to its internal operations, the assessment phase consisted of the inventory of all systems, including hardware, software and embedded systems (such as the Company's CNC equipment) in all of Company's locations, the identification of all critical applications, and the collection of all internal source codes. The testing phase included the testing of the Company's critical applications for year 2000 readiness. The Company defined "year 2000 ready" to mean that neither the performance nor functionality of any of its critical systems, including both information technology and non-information technology systems, would be materially affected by dates prior to, during and after the year 2000. The renovation phase involved the replacement of all non-compliant systems with year 2000 compliant systems. The validation phase involved the re-testing of all upgraded systems.

         As of January 1, 2000, all material aspects of the Company's internal year 2000 plan had been completed. As a result of its assessment and testing phases, the Company identified and modified certain software subsystems and routines that required modification to be fully year 2000 compliant. In addition, the Company replaced the computer operating systems in its United States Sarasota facility and in its United Kingdom facility with "enterprise-wide manufacturing systems" that are year 2000 ready.

         The Company also has assessed the year 2000 readiness of its key suppliers by inquiring about their year 2000 readiness and, whenever possible, obtaining year 2000 readiness warranties or statements as to their readiness. No major vendor issues were reported over the year 2000 transition.

         The Company estimates that, as of January 1, 2000, the cost of remediating/replacing its internal systems was approximately $1.3 million. The Company funded this effort through operating cash flows. This estimate includes remediation of key information technology and non-information technology systems, but does not include the potential costs related to any customer or other claims and the costs of any disruptions caused by suppliers not being year 2000 ready. This estimate is based on a current assessment of the year 2000 project and is subject to change.

         Because the Company experienced no major year 2000-related issues internally or externally over the year 2000 transition, it does not currently believe that it will incur material costs or experience material disruptions in its business associated with the year 2000. However, there can be no assurance that year 2000 issues will not be uncovered in the future or that the costs of any such year 2000 issues will not have a material impact on the Company's business, operations or financial condition in future periods.

SEASONALITY

         The Company's generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. As a result, the Company's fourth quarter net sales, income from operations and net income typically are the lowest of any quarter during the year. However, during fiscal 1999, due to the Company's poor second quarter results, this was not the case.

INFLATION

         The impact of inflation on the Company's operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had, and the Company does not expect that it will have, a material impact upon operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

Euro

         On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their national currencies and the "euro," which will ultimately result in the replacement of the currencies of these participating countries with the euro (the "Euro Conversion"). The Company has assessed the potential impact of the Euro Conversion and has initiated an internal analysis to plan for the conversion and implement remediation measures. The Company's German operation converted its functional currency to the Euro in January 2000. Costs associated with the Euro Conversion are being expensed by the Company during the period in which they are incurred and are not currently anticipated to be material. The Company presently believes that, with remediation measures, any material risks associated with the Euro Conversion can be mitigated.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At January 1, 2000, the Company had approximately $6.8 million in variable-rate debt outstanding and, as such, the market risk is immaterial based upon a 10% increase or decrease in interest rates. The Company manages this risk by selecting unsecured debt financing at its lenders' prime rate less 1%, or the Libor rate plus 1.9%, whichever is the more advantageous.


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

         Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company's products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company's international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Business," particularly under the subheading,"Business Risk Factors" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in this Form 10-K for the year ended January 1, 2000. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to financial statements:
        Report of Independent Certified Public Accountants                    36

        Consolidated Balance Sheets as of January 1, 2000
                  and December 31, 1998                                       37

        Consolidated Statements of Income for the years ended
                 January 1, 2000, December 31, 1998, and 1997                 38

        Consolidated Statements of Changes in Shareholders'
                 Equity and Comprehensive Income for the years
                 ended January 1, 2000, December 31, 1998,
                 and 1997                                                     39

        Consolidated Statements of Cash Flows for the years ended
                 January 1, 2000, December 31, 1998, and 1997                 40

        Notes to Consolidated Financial Statements                            41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Sun Hydraulics Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and its subsidiaries at January 1, 2000 and December 31, 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Tampa, Florida
March 6, 2000

SUN HYDRAULICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                JANUARY 1,     DECEMBER 31,
                                                                  2000            1998
                                                                 -------         -------

                 ASSETS

Current assets:
      Cash and cash equivalents                                  $ 1,122         $ 1,592
      Accounts receivable, net of allowance for
           doubtful accounts of $196 and $169                      6,260           5,342
      Inventories                                                  8,131           8,125
      Taxes receivable                                               455              --
      Other current assets                                           591             891
                                                                 -------         -------

                 Total current assets                             16,559          15,950

Property, plant and equipment, net                                46,529          44,003
Other assets                                                         986           1,066
                                                                 -------         -------

                 Total assets                                    $64,074         $61,019
                                                                 =======         =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                           $ 2,712         $ 2,877
      Accrued expenses and other liabilities                       1,464           2,065
      Long-term debt due within one year                           3,033           4,302
      Notes payable to related parties due within one year           378             578
      Dividends payable                                              255             254
      Income taxes payable                                            --             245
                                                                 -------         -------

                 Total current liabilities                         7,842          10,321

Long-term debt due after one year                                 10,830           6,461
Notes payable to related parties due after one year                  101             566
Deferred income taxes                                              4,125           3,656
                                                                 -------         -------

                 Total liabilities                                22,898          21,004
                                                                 -------         -------

Commitments and contingencies (Note 17)

Shareholders' equity:
      Preferred stock                                                 --              --
      Common stock                                                     6               6
      Capital in excess of par value                              24,486          24,386
      Retained earnings                                           16,173          15,363
      Accumulated other comprehensive income                         511             260
                                                                 -------         -------

                 Total shareholders' equity                       41,176          40,015
                                                                 -------         -------

                 Total liabilities and shareholders' equity      $64,074         $61,019
                                                                 =======         =======



The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEAR ENDED
                                                  -------------------------------------------
                                                  JANUARY 1,     DECEMBER 31,    DECEMBER 31,
                                                     2000           1998            1997
                                                   -------        --------         -------

NET SALES                                          $69,652          71,881         $64,198

Cost of sales                                       53,107          52,537          44,621
                                                   -------        --------         -------

GROSS PROFIT                                        16,545          19,344          19,577

Selling, engineering and
 administrative expenses                            12,507          11,656          11,275
                                                   -------        --------         -------

OPERATING INCOME                                     4,038           7,688           8,302

Interest expense                                       954             837             905
Other miscellaneous (income) expense                   420          (1,669)            133
                                                   -------        --------         -------

INCOME BEFORE INCOME TAXES                           2,664           8,520           7,264

Income tax provision                                   833           2,873           2,554
                                                   -------        --------         -------


NET INCOME                                         $ 1,831        $  5,647         $ 4,710
                                                   =======        ========         =======

BASIC NET INCOME PER COMMON SHARE                  $  0.29        $   0.89         $  0.75

WEIGHTED AVERAGE SHARES OUTSTANDING                  6,380           6,345           6,308

DILUTED NET INCOME PER COMMON SHARE                $  0.28        $   0.87         $  0.73

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING          6,569           6,531           6,499


The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(IN THOUSANDS)

                                                                                                       ACCUMULATED
                                                                              CAPITAL IN                 OTHER
                                                                    COMMON    EXCESS OF    RETAINED   COMPREHENSIVE
                                                         SHARES     STOCK     PAR VALUE    EARNINGS      INCOME        TOTAL
                                                         ------    --------   ----------   ---------     ------      ---------

Balance, December 31, 1996                                4,000    $  2,179    $  2,719    $  17,450      $  49      $  22,397

Net proceeds from stock offering                          2,300           2      19,250                                 19,252
Distributions to shareholders                                                                (10,545)                  (10,545)
Dividends declared                                                                              (883)                     (883)
Merger with Sun Holdings (Note 2)                                    (2,175)      2,123                                    (52)
Exercise of stock options                                    22                      71                                     71
Comprehensive income:
   Net income                                                                                  4,710                     4,710
      Foreign currency translation adjustments                                                               50             50
                                                                                                                     ---------

Comprehensive income                                                                                                     4,760
                                                          -----    --------    --------    ---------      -----      ---------

Balance, December 31, 1997                                6,322           6      24,163       10,732         99         35,000

Dividends declared                                                                            (1,016)                   (1,016)
Exercise of stock options                                    39                     223                                    223
Comprehensive income:
  Net income                                                                                   5,647                     5,647
    Foreign currency translation adjustments                                                                161            161
                                                                                                                     ---------

Comprehensive income                                                                                                     5,808
                                                          -----    --------    --------    ---------      -----      ---------

Balance, December 31, 1998                                6,361           6      24,386       15,363        260         40,015

Dividends declared                                                                            (1,021)                   (1,021)
Exercise of stock options                                    22                      75                                     75
Issue of stock                                                2                      13                                     13
Tax effect of non-qualified stock options                                            12                                     12
Comprehensive income:
  Net income                                                                                   1,831                     1,831
    Foreign currency translation adjustments                                                                251            251
                                                                                                                      --------

Comprehensive income                                                                                                     2,082
                                                          -----    --------    --------    ---------      -----      ---------

Balance, January 1, 2000                                  6,385    $      6    $ 24,486    $  16,173      $ 511      $  41,176
                                                          =====    ========    ========    =========      =====      =========


The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
FOR THE YEAR ENDED

                                                                                       FOR THE YEAR ENDED
                                                                           --------------------------------------------
                                                                           JANUARY 1,     DECEMBER 31,     DECEMBER 31,
                                                                             2000            1998             1997
                                                                           --------         -------         --------

Cash flows from operating activities:
Net income                                                                 $  1,831         $ 5,647         $  4,710
Adjustments to reconcile net income to
net cash provided by operating activities:
         Depreciation and amortization                                        5,043           4,387            3,706
         (Gain)/Loss on disposal of assets                                      281              --               --
         Compensation expense of stock options                                   13              --               --
         Provision for deferred income taxes                                    481             453              625
         (Increase) decrease in:
                 Accounts receivable                                           (945)           (665)          (1,070)
                 Allowance for doubtful accounts                                 27             122               47
                 Inventories                                                     (6)           (877)          (2,324)
                 Income tax receivable, net                                    (700)             --               --
                 Other current assets                                           300              38              200
                 Other assets                                                    30              86              962
           Increase (decrease) in:
                 Accounts payable                                              (165)           (167)            (426)
                 Accrued expenses and other liabilities                        (601)           (279)             213
                 Income taxes payable, net                                       --            (135)             (81)
                 Other liabilities                                               --              --              (20)
                                                                           --------         -------         --------
                 Net cash provided by operating activities                    5,589           8,610            6,542
                                                                           --------         -------         --------

Cash flows from investing activities:
      Investment in acquisition and joint venture                                            (1,110)              --
      Capital expenditures                                                   (7,897)         (8,137)          (6,490)
      Proceeds from dispositions of equipment                                    96             143              207
                                                                           --------         -------         --------
                Net cash used in investing activities                        (7,801)         (9,104)          (6,283)
                                                                           --------         -------         --------

Cash flows from financing activities:
     Proceeds from debt                                                      13,206           9,323            5,580
     Repayment of debt                                                      (10,106)         (7,039)         (12,579)
     Repayment of notes payable to related parties                             (663)           (765)            (655)
     Proceeds from exercise of stock options                                     75             223               71
     Net proceeds from stock offering                                            --              --           19,252
     Cash paid for Sun Holdings merger                                           --              --              (52)
     Dividends to shareholders                                               (1,021)           (983)            (663)
     Distributions to shareholders                                               --              --          (11,052)
                                                                           --------         -------         --------
                Net cash provided by (used in) financing activities           1,491             759              (98)
                                                                           --------         -------         --------

Adjustment for other comprehensive income                                       251              78               50
                                                                           --------         -------         --------
Net increase (decrease) in cash and cash equivalents                           (470)            343              211
Cash and cash equivalents, beginning of period                                1,592           1,249            1,038
                                                                           --------         -------         --------
Cash and cash equivalents, end of period                                   $  1,122         $ 1,592         $  1,249
                                                                           ========         =======         ========
Supplemental disclosure of cash flow information:
     Cash paid for:
Interest                                                                   $  1,002         $   954         $  1,206
                                                                           ========         =======         ========
Income taxes                                                               $  1,052         $ 2,555         $  2,010
                                                                           ========         =======         ========



The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

                           SUN HYDRAULICS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


1.       BUSINESS

         Sun Hydraulics Corporation and its wholly-owned subsidiaries (the "Company") design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, and Korea. Sun Hydraulics Corporation ("Sun Hydraulics"), with its main offices located in Sarasota, Florida, designs, manufactures and sells through independent distributors in the United States. Sun Hydraulik Holdings Limited ("Sun Holdings"), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company vehicle for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, "Sun Ltd.") and Sun Hydraulik GmbH (a German corporation, "Sun GmbH"). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH, located in Erkelenz, Germany, designs, manufactures and markets the Company's products in German-speaking European markets. Sun Hydraulics Korea Corporation ("Sun Korea"), a wholly-owned subsidiary of Sun Hydraulics, was acquired September 28, 1998 (see Note 2). Sun Korea, located in Inchon, South Korea, operates a manufacturing and distribution facility.

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

         The Company filed a Registration Statement on Form S1 with the Securities and Exchange Commission effective January 9, 1997, and issued 2,300,000 shares of common stock in an initial public offering ("IPO"), with an initial offering price of $9.50. The IPO net proceeds of $19,252, the exchange of shares with Sun Holdings, and the distribution of previously taxed S Corporation retained earnings are reflected in the statement of changes in shareholders' equity and comprehensive income.

         The $19,252 of net proceeds from the IPO were used as follows: an S Corporation distribution of $9,446, representing 90% of the total distribution of $10,545 was made, $7,676 was paid to extinguish debt, $1,000 was paid to reduce the mortgage on the United States construction loan, and $1,130 was retained as working capital.

         The Company has 20,000,000 authorized shares of common stock, par value $0.001, with 6,384,948 shares outstanding at January 1, 2000. The Company also has 2,000,000 authorized shares of preferred stock, par value $0.001, with no shares outstanding.


3.       ACQUISITION AND JOINT VENTURE

         On September 28, 1998, Sun Hydraulics acquired 100% of the equity shares of Korea Fluid Power Co. Ltd., which had been the Company's exclusive distributor in South Korea since 1988. This wholly-owned subsidiary's name was changed to Sun Hydraulics Korea Corporation in January 1999. The acquisition price paid by the Company was $860. The amounts paid in excess of the net book value have been capitalized as goodwill, and are amortized over a period of 15 years. Goodwill is recorded under other assets in the Company's financial statements, and was $520, net of amortization as of January 1, 2000.

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

52 WEEK FISCAL YEAR

         Commencing in 1999, the Company implemented a fiscal year which ends on the Saturday nearest to the end of the month of December. Each quarter consists of two 4-week periods and one 5-week period.

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

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight line method over the following useful lives:

                                                        Years
                                                       -------

               Software and computer equipment         3  -  5
               Machinery and equipment                 4  - 12
               Furniture and fixtures                  4  - 10
               Leasehold and land improvements         5  - 15
               Buildings                                    40


CAPITALIZED SOFTWARE COSTS

         Capitalized software costs are accounted for under "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and are recorded at cost less accumulated depreciation. Software is capitalized upon the successful testing of the system. Depreciation is charged to income over the estimated useful life of the software. The amount recorded under SOP 98-1 during 1999, was $528, and was capitalized upon completion.

VALUATION ASSESSMENT OF LONG-LIVED ASSETS

         Management periodically evaluates long-lived assets for potential impairment and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 1, 2000, management does not believe that an impairment reserve is required.

OTHER ASSETS

         Other assets include goodwill and other acquisition costs of $817, net of amortization, related to the acquisition of Sun Korea, and an equity investment in the Company's joint venture of $146, which are discussed further in Note 2. Goodwill, which represents the excess of purchase price of acquisitions over the fair value of the net assets acquired, is carried at cost, net of accumulated amortization and amortized on a straight-line basis over fifteen years. Other acquisition costs are carried at cost, net of accumulated amortization and amortized on a straight-line basis over fifteen years. The equity investment is established at cost and adjusted for investment income or loss and dividend distributions for each period.

REVENUE RECOGNITION

         Sales are recognized when products are shipped. Sales incentives are granted to customers based upon the volume of purchases. These sales incentives are recorded at the time of sales as a reduction of gross sales.

RESEARCH AND DEVELOPMENT EXPENSE

         Included in selling, engineering and administrative expenses are amounts incurred for research and development costs paid to third parties for the Company's manufacturing processes and related software which approximated $50, $466, and $630 for the years ended January 1, 2000, December 31, 1998, and December 31, 1997, respectively.

ADVERTISING COSTS

         The Company expenses the costs for advertising and promotional literature during the year incurred. Included in selling, engineering and administrative expenses are amounts incurred for advertising and promotional literature which approximated $728, $262, and $719 for the years ended January 1, 2000, December 31, 1998 and December 31, 1997, respectively.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

         The Company follows the translation policy provided by Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The Pound Sterling is the functional currency of Sun Ltd. The Deutsche Mark was the functional currency of GmbH during fiscal 1999, and will be changed to the Euro for fiscal 2000. The South Korean Won is the functional currency of Sun Korea. The U.S. Dollar is the functional currency for Sun Hydraulics and the reporting currency for the consolidated group. The monetary assets and liabilities of Sun Ltd., GmbH, and Sun Korea are translated at the exchange rate in effect at the balance sheet date, while all other assets, liabilities, and shareholders' equity, income and expense items are translated at the average annual rate of exchange for the period. The resulting unrealized translation gains and losses are included in the component of shareholders' equity designated as "accumulated comprehensive income." Realized gains and losses from foreign currency translations are included in miscellaneous (income) expense.

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

         The fair value of the notes payable to related parties is estimated based on the current rates offered to the Company for similar debt. The estimated fair value of the Company's related party notes payable is approximately $495, and $1,133 at January 1, 2000, and December 31, 1998, respectively.

6.       INVENTORIES


                                                     January 1,    December 31,
                                                        2000          1998

         Raw materials                                 $2,602        $2,462
         Work in process                                3,452         2,864
         Finished goods                                 2,077         2,799
                                                       ------        ------
                                                       $8,131        $8,125
                                                       ======        ======



7.       PROPERTY, PLANT AND EQUIPMENT


                                                   January 1,      December 31,
                                                     2000             1998

         Machinery and equipment                   $ 37,065         $ 33,736
         Office Furniture and EDP equipment           8,124            6,736
         Buildings                                   18,518           18,408
         Leasehold and land improvements                881              557
         Construction in progress                     3,518            2,005
         Land                                         2,481            2,099
                                                   --------         --------
                                                     70,587           63,541
         Less:  Accumulated depreciation            (24,058)         (19,538)
                                                   --------         --------
                                                   $ 46,529         $ 44,003
                                                   ========         ========



         Depreciation expense for the years ended January 1, 2000, December 31, 1998, and December 31, 1997 were $4,993, $4,387, and $3,706, respectively.

8.       ACCRUED EXPENSES AND OTHER LIABILITIES


                                         January 1,   December 31,
                                           2000          1998

         Compensation and benefits        $  677        $  951
         Deferred grant                      424           424
         Sales taxes payable                   5            20
         Insurance                           177            --
         Warranty expense                     25           130
         Other accrued expenses              156           157
         Due to joint venture                 --           245
         Advertising                          --            20
         Professional Fees                    --            78
                                          ------        ------
                                          $1,464        $2,065
                                          ======        ======



9.       LONGTERM DEBT


                                                         January 1,      December 31,
                                                            2000             1998
                                                         ----------      ------------

Lines of credit agreements-unsecured                      $  2,215         $  3,974

Lines of credit agreements-secured                           4,616               --

Mortgage note payable-U.S. Manatee County facility           4,725            4,864

Mortgage note payable-German facility                        1,352            1,748

Secured notes payable-German equipment                         933               --

Secured notes payable-Korea                                     22              177
                                                          --------         --------
                                                            13,863           10,763
Less amounts due within one year                            (3,033)          (4,302)
                                                          --------         --------
                                                          $ 10,830         $  6,461
                                                          ========         ========



         The remaining principal payments are due as follows: 2001 - $1,482; 2002 - $1,598; 2003 - $1,723; 2004 - $1,278; and 2005 thereafter - $4,749.

         The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

         On July 23, 1999, the Company replaced its $10,000 unsecured revolving credit facility with a five year, secured, revolving credit facility of $7,500, and a one-year unsecured, revolving credit facility of $5,000. The $7,500 credit facility has an interest rate equal to the bank lender's prime rate less 1% for the first year, and the treasury bill rate plus 1.75% for the remaining four years. This credit facility is collateralized with machinery and equipment. The $5,000 credit facility has an interest rate equal to the bank lender's prime rate less 1% or LIBOR plus 1.9% for predetermined periods of time, at the Company's option. At January 1, 2000, the interest rate for both the secured and unsecured facilities was 7.5%, and the balances outstanding were $4,616 and $2,215, respectively. Both credit facilities are subject to certain debt covenants.

         A 10-year mortgage loan of $6,187 was obtained, at a fixed interest rate of 8.25%, for construction of the Manatee County facility. Terms on the construction note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year mortgage note with a 15-year amortization schedule. In April 1999, this mortgage note was renegotiated to an interest rate of 7.375%. Terms are monthly principal and interest payments with remaining principal due July 1, 2006. At January 1, 2000, $4,725 was outstanding under this mortgage loan.

         In May 1996, the Company obtained a mortgage loan of approximately $2,400, denominated in German marks, for the new facility in Erkelenz, Germany. This loan had a term of 12 years with variable interest of 6.47%. During 1999, the Company renegotiated this loan with a mortgage note, bearing fixed interest at 6.05%, with monthly payments of approximately $24, and a maturity date of September 30, 2008. At January 1, 2000, $1,352 was outstanding under this mortgage note.

         In February 1999, the Company negotiated three loans in Germany secured by equipment, a ten year 5.1% fixed interest rate loan for approximately $300, a ten year 5.1% fixed interest rate loan for approximately $100, and a ten year 3.5% fixed interest rate loan for approximately $800. At January 1, 2000, the outstanding balances on these facilities were $237, $0, and $696, respectively.

         In England, the Company has a $1,200 line of credit, denominated in British pounds, which bears interest at a floating rate equal to 2.25% over the bank's base rate and is payable on demand. At January 1, 2000, there was no balance outstanding on this credit facility.

         Sun Korea has a secured note denominated in Korean Won, with interest payable at a fixed rate of 6%, with a maturity date of June 25, 2001. At January 1, 2000, $22 was outstanding under this credit facility.


         Capitalized interest was $0, $90, and $160, for the years ended January 1, 2000, December 31, 1998 and December 31, 1997, respectively.

10.      RELATED PARTIES

         Notes payable to related parties include the following:


                                                                              January 1,     December 31,
                                                                                 2000           1998

         15% unsecured note payable for repurchase and retirement of stock, quarterly principal and interest installments ranging
           from $1 to $20 through January 1, 2001                              $   145         $   950

         10% unsecured notes payable for phantom compensation,
           quarterly principal and interest payments of $14 payable
           through January 1, 2003                                                 334             194
                                                                               -------         -------
                                                                                   479           1,144
         Less amounts due within one year                                         (378)           (578)
                                                                               -------         -------
                                                                               $   101         $   566
                                                                               =======         =======



         The remaining principal payments are due as follows: 2001 - $35; 2002 - $52; 2003 - $14

         The 15% notes payable represent the repurchase and retirement of stock to former employees for the years 1989 to 1993. These notes represent the repurchase of shares of common stock from five former employees. These agreements contain a provision disallowing prepayment.

         During 1995, Sun Hydraulics entered into a 35-month agreement with SunOpTech, Ltd. ("SunOpTech"), a limited partnership formed to further the development of the manufacturing software used in the Company's production process. A significant shareholder of Sun Hydraulics, who owns approximately 36% of the Company, owns 51% of the stock of the general partner of SunOpTech. In exchange for the development of computer software and computer support, Sun Hydraulics paid approximately $1,000 over the three-year period. Fees paid in 1998 for the final year of this agreement were $33. For the years ended December 31, 1998, and 1997, Sun Hydraulics paid SunOpTech expenses of $45, and $291, respectively. These expenses are included in selling, engineering and administrative expenses. Additionally, Sun Hydraulics provided certain administrative support and office space to SunOpTech at no charge.

11.      DISTRIBUTIONS AND DIVIDENDS TO SHAREHOLDERS

         The Company declared distributions of $1,021, $1,016, and $10,545 to shareholders in 1999, 1998, and 1997, respectively. Subsequent to the IPO, the Company distributed all of Sun Hydraulics' previously undistributed retained earnings totaling $10,545 related to the

S Corporation. A distribution of $9,446 representing 90% of the total undistributed retained earnings was paid in January 1997. The remaining 10% of $1,099 was paid in May 1997.

         The Company declared a cash dividend of $.04 per share on February 25, 2000, to shareholders of record on March 31, 2000, payable on April 15, 2000. The Company declared quarterly dividends of $0.04 per share to shareholders of record on the last day of each quarter in 1999 and 1998. These dividends were paid on the 15th day of each month following the date of declaration.

12.      INCOME TAXES

         Pretax income is taxed under the following jurisdictions:


                                      For the year ended
                             --------------------------------------
                             January 1,  December 31,  December 31,
                               2000          1998          1997
                              ------        ------        ------

         United States        $1,439        $6,854         4,962
         Foreign               1,325         1,666         2,302
                              ------        ------        ------
         Total                $2,764        $8,520        $7,264
                              ======        ======        ======



         The income tax provision consists of the following:


                                                 For the year ended
                                       ---------------------------------------
                                       January 1,   December 31,  December 31,
                                          2000           1998         1997
                                          -----        -------      -------

Current tax expense:
         United States                    $  38        $ 1,662      $ 1,157
                                          -----        -------      -------
  State and local                             1            159           75
  Foreign                                   326            600          697
                                          -----        -------      -------
  Total current                             365          2,421        1,929
                                          -----        -------      -------
Deferred tax expense (benefit):
  United States                             573            411          615
  State and local                            51             36           14
  Foreign                                  (156)             5           (4)
                                          -----        -------      -------
  Total deferred                            468            452          625
                                          -----        -------      -------
Total income tax provision                $ 833        $ 2,873      $ 2,554
                                          =====        =======      =======


The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

                                                                For the year ended
                                                     ------------------------------------------
                                                     January 1,    December 31,    December 31,
                                                       2000           1998            1997
                                                     ----------    ------------   -------------

U.S. federal taxes at statutory rate                   $ 940           2,897         $ 2,461
         Increase(decrease)
           Benefit of foreign sales corporation          (59)            (60)             --
           Foreign income taxed at higher rate          (104)            (59)            (80)
           Nondeductible items                            27             (42)             35
           State and local taxes, net                     29             137             138
                                                       -----         -------         -------
Income tax provision                                   $ 833         $ 2,873         $ 2,554
                                                       =====         =======         =======


         Deferred tax assets and liabilities at fiscal year end are as follows:


                                                              January 1,      December 31,
                                                                 2000            1998
                                                              ----------      ------------
         Deferred taxes, non-current:
         Assets
                  Accrued expenses and reserves
                      not currently deductible                  $   109         $  132
                  Compensation expense recognized
                    for book, not yet deductible for tax            329            388
                                                                -------         ------
         Deferred tax asset, non-current:                           438            520

         Liabilities
                  Depreciation                                   (4,562)         4,176
                                                                -------         ------
         Net deferred tax liability, non-current                $ 4,124         $3,656
                                                                =======         ======



13.      STOCK OPTION PLANS

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

         A summary of the Company's stock option plan for each of the three years ended January 1, 2000, is summarized as follows:


                                                     Exercise       Weighted
                                        Number         price        average
                                      of shares        range     exercise price
                                          (share amounts are in thousands)

Under option, December 31, 1996          320      $ 3.00 -  5.05    $  3.91
         (320 shares exercisable)
Granted                                  289      $         9.50    $  9.50
Exercised                                (22)     $ 3.00 -  3.47    $  3.21
                                         ---      --------------
Under option, December 31, 1997          587      $ 3.00 -  9.50    $  6.69
         (357 shares exercisable)
Granted                                  220      $ 0.00 - 16.75    $ 15.22
Exercised                                (39)     $ 3.00 -  9.50    $  5.75
                                         ---      --------------
Under option, December 31, 1998          768      $ 3.00 - 16.75    $  9.18
         (385 shares exercisable)
Granted                                   --      $           --    $    --
Exercised                                (22)     $ 3.00 -  3.47    $  3.39
Forfeitures                              (80)     $         9.50    $  9.50
                                         ---      --------------
Under option, January 1, 2000            666      $ 3.00 - 16.75    $  9.19
         (453 shares exercisable)



         A summary of outstanding and exercisable options at January 1, 2000 is summarized as follows:


                       Options Outstanding                                 Options Exercisable
------------------------------------------------------------------    ------------------------------
                                   Weighted-          Weighted-                       Weighted-
   Range of        Number of   average remaining       average        Number of       average
exercise prices     shares     contractual life     exercise price      shares     exercise price

$     3.00          62,746           4.08              $ 3.00           62,746        $ 3.00
 3.43-5.05         189,068           6.75                4.41          189,068          4.41
      9.50         194,385           6.35                9.50          112,944          9.50
     10.00          50,000           8.92               10.00           50,000         10.00
     16.75         170,000           8.36               16.75           38,000         16.75


         The Company has adopted the disclosure-only provisions of SFAS No.
123. Accordingly, no compensation cost has been recognized for the stock option plans other than for nonqualified stock options. Had compensation costs for the stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                  For the year ended
                                        ---------------------------------------
                                        January 1,   December 31,  December 31,
                                          2000          1998           1997
                                        -------       -------       --------
Net income:
         As reported                    $ 1,831       $ 5,647       $ 4,710
         Pro forma                        1,404         5,188         4,394

Basic earnings per common share:
         As reported                       0.29          0.89          0.75
         Pro forma                         0.22          0.82          0.70

Diluted earnings per common share:
         As reported                       0.28          0.87          0.73
         Pro forma                         0.21          0.79          0.68



         These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: cumulative volatility of 43.09%, and 39.56% for 1998 and 1997, respectively; dividend yields of 1.68%, and 1.68%, for 1998 and 1997, respectively; risk-free interest rate of 5.57%, and 5.72%, for 1998 and 1997, respectively; and expected term of
6.59 years, and 6.04 years for 1998 and 1997, respectively.


14.      EARNINGS PER COMMON SHARE

         The Company calculates its earnings per share ("EPS") using Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

         Basic EPS is calculated as net income divided by the weighted average number of shares of common stock outstanding.

         Diluted EPS is calculated using the treasury stock method under which net income is divided by the weighted average number of common and common equivalent shares outstanding during the year. Common stock equivalents consist of options.

         Presented below is basic and diluted EPS under SFAS 128 for the years ended January 1, 2000, December 31, 1998 and 1997:

                                                      Weighted
                                                      Average
                                                       Shares      Per share
                                         Income     Outstanding     amount
---------------------------------        ------        -----        ------

1999
Earnings per share - common stock        $1,831        6,380        $ 0.29
Effect of dilutive securities:
                  Stock options                          164
Earnings per share - common stock
  assuming dilution                       1,831        6,544        $ 0.28

1998
Earnings per share - common stock        $5,647        6,345        $ 0.89
Effect of dilutive securities:
                  Stock options                          186
Earnings per share - common stock
  assuming dilution                       5,647        6,531        $ 0.87

1997
Earnings per share - common stock         4,710        6,308        $ 0.75
Effect of dilutive securities:
                  Stock options                          191
Earnings per share - common stock
  assuming dilution                       4,710        6,499        $ 0.73


15.      EMPLOYEE BENEFITS

         The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $702, $982, and $993 during 1999, 1998 and 1997, respectively.

         During 1997, the Company terminated its medical benefit trust and established a new health care plan. These plans cover substantially all eligible United States employees. Employer contributions to the health care plan and the trust amounted to approximately $2,265, $2,569, and $1,954, during 1999, 1998 and 1997, respectively. Long-term disability and life insurance benefits are also provided to employees, the premiums for which are paid directly by Sun Hydraulics. Payments amounted to approximately $144, $166, and $159, for fiscal 1999, 1998 and 1997, respectively.

         The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $124, $93, and $81, during 1999, 1998 and 1997, respectively.

16.       SEGMENT REPORTING

         In 1998, the Company adopted Statement of Accounting Standards No. 131, "Disclosures about Segments of Enterprise and Related Information" ("SFAS 131"). SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach of determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining the Company's reportable segments. Management bases its financial decisions by the geographical location of its operations.

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

         Segment information is as follows:

                              United                        United
                              States         Korea          Kingdom        Germany     Elimination      Consolidated
1999
Sales to unaffiliated
  customers                  $49,630        $ 4,202         $10,758        $5,062        $     --         $69,652
Intercompany sales             8,354             --           2,016            43         (10,413)             --
Operating profits              2,492             81           1,059           354              52           4,038
Identifiable assets           49,539            857           8,044         5,902            (268)         64,074
Depreciation
   and amortization            3,802            112             827           302                           5,043
Capital expenditures           5,953            119           1,323           502                           7,897

1998
Sales to unaffiliated
  customers                  $54,940            556         $11,708        $4,677        $     --         $71,881
Intercompany sales             8,340             --           2,281            40         (10,661)             --
Operating profits              5,902           (169)          1,937           190            (172)          7,688
Identifiable assets           47,850            329           8,882         4,032             (74)         61,019
Depreciation
   and amortization            3,434             --             732           221              --           4,387
Capital expenditures           6,105            (26)          1,254           805              --           8,137


                              United                        United
                              States         Korea          Kingdom        Germany     Elimination      Consolidated

1997
Sales to unaffiliated
  customers                  $49,393             --         $10,779        $4,026        $     --         $64,198
Intercompany sales             6,584             --           2,346            69          (8,999)             --
Operating profits              5,717             --           2,410           149              26           8,302
Identifiable assets           41,541             --           7,611         3,973             264          53,389
Depreciation
   and amortization            2,840             --             634           232              --           3,706
Capital expenditures           5,972             --             617           286              --           6,490


         Total liabilities attributable to foreign operations were $4,198, $4,182, and $3,867, at January 1, 2000, December 31, 1998, and December 31,
1997, respectively. Net foreign currency gains (losses) reflected in results of operations were ($168), ($35), and ($192), for the years ended 1999, 1998 and 1997, respectively. Operating profit is total sales and other operating income less operating expenses. In computing segment operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

         Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $6,056, $6,415, and $7,431, during 1999, 1998 and 1997, respectively.

17.      COMMITMENTS AND CONTINGENCIES

         The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

         In 1996, the Company was awarded a grant of 711 Deustche Marks (approximately $424), by the German government, which helped to offset the cost of the German facility. This grant required that the German operation employ 26 people by June 30, 1998. The Company did not meet this headcount requirement and was granted an extension. If the Company fails to meet the terms of the grant, approximately 50% of the grant will be repaid. This amount has been recorded as a deferred grant. The repayment would affect cash and would have no effect on net income.

         The Company received a business interruption insurance claim of $1,821 ($1,661, net of expenses), from its insurance carrier in 1998 and is recorded in miscellaneous income. The claim was related to a fire in the Manatee County facility which occurred while the plant was under construction. The Company believes that this fire delayed the opening of the new plant which in turn delayed the rearrangement of the cartridge operation and the creation of the cellular production for high volume models.

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

         The following table sets forth the names and ages of the Company's Directors and Executive Officers and the positions they hold with the Company.


NAME                                             AGE                         POSITION
----                                             ---                         --------
Robert E. Koski...............................   70       Chairman of the Board of Directors (term expiring in
                                                          2000) and a member of the Compensation Committee

Clyde G. Nixon................................   64       President, Chief Executive Officer, Director (term
                                                          expiring in 2001)

Allen J. Carlson..............................   49       Vice President

Jeffrey Cooper................................   58       Engineering Manager

Richard J. Dobbyn.............................   56       Chief Financial Officer

Peter G. Robson...............................   55       General Manager, Sun Hydraulics Limited

John S. Kahler................................   60       Director (term expiring in 2000) and a member of the
                                                          Audit Committee

James G. March................................   72       Director (term expiring in 2000) and a member of the
                                                          Compensation Committee



Ferdinand E. Megerlin.........................   60       Director (term expiring in 2001) and a member of the
                                                          Compensation Committee

Taco van Tijn ................................   76       Director (term expiring in 2002) and a member of the
                                                          Audit Committee

David N. Wormley..............................   60       Director (term expiring in 2002) and a member of
                                                          the Compensation Committee

MR. KOSKI is a co-founder of the Company and has served as its Chairman of the Board since it began operations in 1970. He was also its President and Chief Executive Officer from that time until November 1988. He is a graduate of Dartmouth College and past Chairman of the Board of the National Fluid Power Association. Mr. Koski has over 38 years experience in the fluid power industry, and has served as Chairman of the Fluid Power Systems and Technology Division of the American Society of Mechanical Engineers, and as a member of the Board of Directors of the National Association of Manufacturers.

MR. NIXON joined the Company in January 1988, and was named its President and Chief Executive Officer in November 1988. From September 1985, to January 1988, he served as Vice President of Cross & Trecker Corporation and was President of Warner & Swasey Company, its wholly-owned subsidiary. From 1964 to 1985, he served in various management capacities with Brown & Sharpe Manufacturing Corporation, most recently as Vice President of its fluid power division and President of Double A Products Company, its wholly-owned subsidiary. Mr. Nixon is a graduate of Cornell University and the Harvard Business School, and is Past Chairman of the Board of the National Fluid Power Association. Mr. Nixon has over 32 years experience in the fluid power industry.

MR. COOPER joined the Company in December 1990, as an engineer and has been Engineering Manager since September 1991. From August 1987, to December 1990, he was Engineering Manager, Mobile Valves, of Vickers, Incorporated, a wholly-owned subsidiary of Trinova Corporation, and from September 1979 to August 1986, he served as Vice President of Engineering for Double A Products Company. Mr. Cooper is an engineering graduate of Willesden College of Technology, London, England. Mr. Cooper has over 31 years experience in the fluid power industry.

MR. CARLSON joined the Company in March 1996, and was named Vice President in January 2000. From October 1977 to March 1996, Mr. Carlson held various engineering, marketing and management positions for Vickers Incorporated, a wholly-owned subsidiary of Trinova Corporation. He is a graduate of the Milwaukee School of Engineering and the Advanced Management Program at the Harvard Business School. Mr. Carlson has over 29 years experience in the fluid power industry.

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

MR. ROBSON has served as a Director of Sun Hydraulics Limited, Coventry, England, since May 1993, and has been employed by the Company as the General Manager of its United Kingdom operations since 1982. Mr. Robson is a Chartered Engineer and a graduate of Coventry University. Mr. Robson has over 33 years experience in the fluid power industry.

DR. MARCH is a Professor Emeritus at Stanford University, Palo Alto, California. He was a senior member of the faculty at Stanford University and the Stanford Business School from September 1970, to August 1995, and is the author of numerous books and articles on organizational behavior and decision making. From September 1964, to August 1970, Dr. March was a Professor of Psychology and Sociology at the University of California, Irvine, where he was Dean of the School of Social Sciences from 1964 to 1969. Dr. March served as a Director of the Company from 1989 to 1992, and rejoined the Company's Board of Directors in November 1995. He also is a member of the Board of Directors of Wally Industries and a member of the Citicorp Behavioral Sciences Research Council. Dr. March is a graduate of the University of Wisconsin and received his Ph.D. from Yale University.

DR. MEGERLIN is Chairman and Joint Managing Director of Linde AG's Industrial Trucks and Hydraulics Division in Aschaffenburg, Germany. He is also Chairman of Linde's U.S. subsidiaries Linde Hydraulics Corp., Canfield, Ohio, and Linde Lift Truck Corp., Sommerville, South Carolina. Within VDMA, German's association for mechanical and plant engineering, Dr. Megerlin serves as Vice Chairman of the German Fluid Power Association. He is a mechanical engineer and received his Dipl-Ing degree from the Technical University of Karlsruhe, Germany, and his PhD from TH Aachen, Germany. Dr. Megerlin has over 28 years of experience in the fluid power industry.

MR. VAN TIJN is an attorney (solicitor), who has practiced law in London, England, since May 1977. Since June 1998, he has been a consultant with Rooks Rider. Mr. van Tijn has been a Director of the Company since February 1989, and the principal statutory officer of Sun Hydraulik Holdings Limited since January 1991.

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

         The Audit Committee was appointed in February 1997 and held two meetings in 1999. The functions of the Audit Committee are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, to discuss and review the scope of and the fees for the prospective annual audit with the independent public accountants, to review the results thereof with the independent public accountants, to review and approve non-audit services of the independent public accountants, to review compliance with existing major accounting and financial policies of the Company, to review the adequacy of the financial organization of the Company, to review management's procedures and policies relative to the adequacy of the Company's internal accounting controls, to review compliance with federal and state laws relating to accounting practices and to review and approve (with the concurrence of a majority of the disinterested Directors of the Company) transactions, if any, with affiliated parties.

         A Compensation Committee was formed in December 1996 to review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, to administer the Company's stock option plans and carry out the responsibilities required by the rules of the Securities and Exchange Commission.

         The Board of Directors held four meetings during 1999. Each Director attended all of the meetings of the Board and of each committee of which he was a member in 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all of them complied with the Section 16(a) filing requirements in 1999 except Robert E. Koski, who filed two late reports covering five transactions; James G. March, who filed one late report covering four transactions, and Allen
J. Carlson whose Form 3 report was filed late.

                         ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The following table is a summary of the compensation paid or accrued by the Company for the last three fiscal years for services in all capacities to the Company's Chief Executive Officer and each of its four most highly compensated executive officers who earned more than $100,000 from the Company in 1999 under the rules of the Securities and Exchange Commission (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                    LONG TERM
                                                                                  COMPENSATION
                                                                                    AWARDS--
                                                                                   SECURITIES         OTHER ANNUAL
                 NAME AND                                                          UNDERLYING       COMPENSATION (2)
            PRINCIPAL POSITION                 YEAR           SALARY            OPTIONS/SARs (#)
--------------------------------------------------------------------------------------------------------------------
Robert E. Koski,                               1999          $106,000                 ---              $ 7,860 (3)
  Chairman of the                              1998           106,000                 ---               14,045
  Board of Directors                           1997           106,000                 ---               20,175

Clyde G. Nixon,                                1999           205,200                                  $11,703 (4)
  President and                                1998           191,300                                   17,084
  Chief Executive Officer                      1997           180,000              58,781 (1)           22,927

Jeffrey Cooper                                 1999           133,100                                  $ 7,246
  Engineering Manager                          1998           126,525                                   11,683
                                               1997           121,000              27,100 (1)           13,567

Allen J. Carlson                               1999           122,000                 ---              $ 2,850
  Vice President                               1998           110,350                 ---                2,466
                                               1997           112,203                 ---                7,911

Richard J. Dobbyn                              1999           118,000                                  $ 4,228
  Chief Financial Officer                      1998           107,575                                    5,773
                                               1997            97,000              35,000 (1)            7,054

(1) Represents incentive stock options granted on January 9, 1997, the date of the Company's initial public offering, at an exercise price equal to the public offering price.
(2) Except as otherwise noted, reflects primarily contributions made by the Company on behalf of the employee to the Company's 401(k) plan and excess life insurance premiums.
(3) Includes dues of $1,500.
(4) Includes dues of $750.

         The Company did not grant any stock options or stock appreciation rights to any named executive officer during fiscal 1999.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                                                                  NUMBER OF
                                                                  SECURITIES                   VALUE OF
                                                                  UNDERLYING                  UNEXERCISED
                                                                 UNEXERCISED                 IN-THE-MONEY
                                                               OPTIONS/SARs AT               OPTIONS/SARs
                                                                    FISCAL                    AT FISCAL
                         SHARES          VALUE REALIZED          YEAR-END (#)                YEAR-END ($)
                      ACQUIRED ON             VALUE              EXERCISABLE/                EXERCISABLE/
       NAME           EXERCISE (#)        REALIZED ($)          UNEXERCISABLE              UNEXERCISABLE (1)
       (a)                 (b)                 (c)                   (d)                          (e)
------------------------------------------------------------------------------------------------------------
Robert E. Koski             ---                 ---                       0/0                        0/0
Clyde G. Nixon              ---                 ---            126,343/27,203                $ 469,087/0
Jeffrey Cooper              ---                 ---             64,749/26,840                $ 149,853/0
Allen J. Carlson            ---                 ---              16,000/8,000                        0/0
Richard J. Dobbyn           ---                 ---             25,000/22,000                        0/0

(1) Based upon the December 31, 1999, closing stock price of $6.50 per share, as reported on the Nasdaq National Market.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The Board of Directors determined the compensation, including salary and bonus, of the Executive Officers of the Company for the fiscal year ended January 1, 2000, and the initial compensation for the current fiscal year through the date hereof. In the future, the Compensation Committee of the Board of Directors, comprised of Robert E. Koski, James G. March, Ferdinand E. Megerlin, and David N. Wormley, will determine the compensation of the Company's Executive Officers. Mr. Koski is Chairman of the Company's Board of Directors. See "Item 10. Directors and Executive Officers of the Registrant."

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

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth as of February 14, 2000, information as to the beneficial ownership of the Company's Common Stock by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) Each Named Executive Officer of the Company, and (iv) all Directors and executive officers of the Company as a group.


NAME AND ADDRESS OF BENEFICIAL                AMOUNT AND NATURE OF             PERCENT OF
OWNER (1)                                   BENEFICIAL OWNERSHIP (2)             CLASS
-----------------------------------------------------------------------------------------
Koski Family Limited Partnership
   3525 Turtle Creek Boulevard #19B
   Dallas, Texas 75219                               2,333,543                    36.5
Christine L. Koski (3)
   3525 Turtle Creek Boulevard #19B
   Dallas, Texas 75219                               2,397,838                    37.6
Robert C. Koski (3)(5)
   315 Sycamore Street
   Decatur, Georgia 30030                            2,375,543                    37.2
Thomas L. Koski (3)
   Six New Street
   East Norwalk, Connecticut 06855                   2,333,543                    36.5
Robert E. Koski (3)(4)(5)                            2,618,920                    41.0
Beverly Koski (3)(4)(5)                              2,618,920                    41.0
Robert S. and Ann R. Ferrell (6)
   5924 Cranbrook Way, #101
   Naples, Florida  34112                              322,537                     5.1
Bradley S. Ferrell (7)
   5924 Cranbrook Way, #101
   Naples, Florida  34112                              459,642                     7.2
Royce & Associates, Inc. (8)
Royce Management Company
Charles M. Royce
   1414 Avenue of the Americas
   New York, NY 10019                                  590,200                     9.2
Clyde G. Nixon (9)                                     228,618                     3.5
Allen J. Carlson (11)                                   15,300                     *
Peter G. Robson (10)                                    89,574                     1.4
Jeffrey Cooper (10)                                     70,169                     1.1
Richard J. Dobbyn (14)                                  31,900                     *
James G. March (12)                                     55,572                     *
Taco van Tijn (13)                                       8,920                     *
David N. Wormley (15)                                    3,940                     *
John S. Kahler (16)                                      3,200                     *
Ferdinand E. Megerlin                                        0                     -
All Directors and Executive Officers as a
   Group (11 persons)                                3,126,113                    46.4
--------------

*    Less than 1%.
(1) Unless otherwise indicated, the address of each of the persons listed who own more than 5% of the Company's Common Stock is 1500 West University Parkway, Sarasota, Florida 34243.

(2) This column sets forth shares of the Company's Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13d-3 of the Securities and Exchange Commission. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent such power may be shared with a spouse.
(3) Includes 2,333,543 shares owned by the Koski Family Limited Partnership, over which Christine L. Koski, Robert C. Koski, Thomas L. Koski, Robert E. Koski and Beverly Koski share voting and investment power as the general partners in the Partnership. Christine L. Koski, Robert C. Koski and Thomas
     L. Koski are the adult children of Robert E. Koski and Beverly Koski.
(4) Includes 141,215 shares owned by Beverly Koski and 117,162 shares owned by Robert E. Koski. Beverly Koski is the spouse of Robert E. Koski.
(5) Includes 27,000 shares owned by the Koski Family Foundation, Inc., over which Robert E. Koski, Beverly Koski and Robert C. Koski share voting and investment power.
(6)  Includes 4,500 shares owned by the Robert S. Ferrell Trust, of which Robert
     S. Ferrell is the sole trustee, 186,125 shares owned by Bradley S. Ferrell, Trustee of Robert S. Ferrell Flint Trust, dated 06/16/98, 6000 shares owned by the Ann R. Ferrell Trust, of which Ann R. Ferrell is the sole trustee, 125,312 shares owned by Bradley S. Ferrell, Trustee of Ann R. Ferrell Flint Trust dated 06/16/98, and 600 shares owned individually by Ann R. Ferrell. Robert S. Ferrell is the spouse of Ann R. Ferrell.
(7) Includes 38,205 shares owned by Mr. Ferrell, over which Mr. Ferrell has sole voting and investment power, and 421,437 shares beneficially owned by Mr. Ferrell in his capacity as trustee of various trusts, over which Mr. Ferrell has shared voting and investment power.
(8) According to Amendment No. 1 to the Schedule 13G, filed February 9, 2000, by Royce & Associates, Inc. ("Royce") and Royce Management Company ("RMC"), registered investment advisors, and Charles M. Royce, Royce has sole voting and investment power with respect to 578,400 shares, and RMC has sole voting and investment power with respect to 11,800 shares. According to the
     Schedule 13G, Charles M. Royce may be deemed to be a controlling person of Royce and RMC, and as such may be deemed to beneficially own the shares beneficially owned by Royce and RMC. According to the Schedule 13G, Mr. Royce does not own any shares outside of Royce and RMC, and disclaims beneficial ownership of the shares held by Royce and RMC.
(9) Includes 136,869 shares subject to currently exercisable options and 49,522 shares in the Joan Nixon Trust.
(10) Represents shares subject to currently exercisable options.
(11) Includes 14,800 shares subject to currently exercisable options.
(12) Shares are owned by The March Family Trust, of which Dr. March and his spouse are trustees.
(13) Includes 3,920 shares subject to currently exercisable options.
(14) Includes 30,400 shares subject to currently exercisable options.
(15) Includes 2,940 shares subject to currently exercisable options.
(16) Includes 2,200 shares owned in trust, of which Mr. Kahler's spouse is the trustee and beneficiary.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 1999, neither the Company nor either of its subsidiaries entered into or proposed to enter into any transactions with a value in excess of $60,000 with any director, or executive officer, or security holder known to own of record or beneficially more than 5% of the Company's common stock. Further, no director or executive officer had a business relationship with or was indebted to the Company or either of its subsidiaries in amounts reportable under the rules of the Securities and Exchange Commission during fiscal 1999.

                                     PART IV

                     ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                        SCHEDULES AND REPORTS ON FORM 8-K


(a) 1. The following financial statements are included in Part II, Item 8:

       Report of Independent Certified Public Accountants                    36

       Consolidated Balance Sheets as of January 1, 2000,
         and December 31, 1998                                               37

       Consolidated Statements of Income for the years ended
         January 1, 2000, December 31, 1998, and 1997                        38

       Consolidated Statements of Changes in Shareholders' Equity
         for the years ended January 1, 2000, December 31, 1998, and 1997    39

       Consolidated Statements of Cash Flows for the years ended
         January 1, 2000, December 31, 1998, and 1997                        40

       Notes to Consolidated Financial Statements                            41

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
-------
  3.1     Amended and Restated Articles of Incorporation of the Company
          (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S1 filed on December
          19, 1996 (File No. 333-14183) and incorporated herein by reference).

  3.2     Amended and Restated Bylaws of the Company (previously filed as
          Exhibit 3.2 in the Company's Quarterly report on Form 20-Q for the quarter ended October 2, 1999 and incorporated by reference herein).


  4.5     Mortgage and Security Agreement, dated January 9, 1992, between
          Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of
          Florida, N.A. (previously filed as Exhibit 4.5 in the Company's
          Registration Statement on Form S1 filed on October 15, 1996 (File No.
          333-14183) and incorporated herein by reference).

  4.6     Loan Agreement, dated March 29, 1996, between Suninco, Inc., Sun
          Hydraulics Corporation, and Northern Trust Bank of Florida, N.A.
          (previously filed as Exhibit 4.6 in the Company's Registration
          Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.7     Security Agreement, dated March 29, 1996, between Suninco, Inc., Sun
          Hydraulics Corporation, and Northern Trust Bank of Florida, N.A.
          (previously filed as Exhibit 4.7 in the Company's Registration
          Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.8 Modification and Additional Advance Agreement, dated March 29, 1996, between Suninco, Inc. and Northern Trust Bank of Florida, N.A.
          (previously filed as Exhibit 4.8 in the Company's Registration
          Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.9     Consolidated Note, dated March 29, 1996, in the amount of
          $2,475,000.00, given by Suninco, Inc. to Northern Trust Bank of
          Florida, N.A. (previously filed as Exhibit 4.9 in the Company's
          Registration Statement on Form S1 filed on October 15, 1996 (File No.
          333-14183) and incorporated herein by reference).

  4.10 Loan Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit
          4.10 in the Company's Registration Statement on Form S1 filed on
          October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.11    Security Agreement, dated May 20, 1996, between Sun Hydraulics
          Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.11 in the Company's Registration Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).


  4.12 Consolidated Note, dated May 20, 1996, in the amount of $3,063,157.00, given by Sun Hydraulics Corporation to Northern Trust Bank of Florida,
          N.A. (previously filed as Exhibit 4.12 in the Company's Registration
          Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.13    Loan Agreement, dated June 14, 1996, between Sun Hydraulics
          Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A.
          (previously filed as Exhibit 4.13 in the Company's Registration
          Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.14    Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation,
          Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company's Registration Statement on Form
          S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.15    Security Agreement, dated June 14, 1996, between Sun Hydraulics
          Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.15 in the Company's Registration Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.16 Promissory Note, dated June 14, 1996, in the amount of $6,187,000.00, given by Sun Hydraulics Corporation and Suninco, Inc. to Northern
          Trust Bank of Florida, N.A. (previously filed as Exhibit 4.16 in the
          Company's Registration Statement on Form S1 filed on October 15, 1996
          (File No. 333-14183) and incorporated herein by reference).

  4.17 Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of (pound)800,000, between Sun Hydraulics Ltd. and Lloyds Bank
          Plc. (previously filed as Exhibit 4.17 in the Company's Registration
          Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.18 Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed (pound)250,000, between Sun Hydraulics Ltd.
          and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the
          Company's Registration Statement on Form S1 filed on October 15, 1996
          (File No. 333-14183) and incorporated herein by reference).

  4.19    Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and
          Dresdner Bank (previously filed as Exhibit 4.19 in the Company's
          Registration Statement on Form S1 filed on October 15, 1996 (File No.
          333-14183) and incorporated herein by reference).


  4.20 Amendment to Recommended Offer by Sun Hydraulics Corporation to acquire the whole of the issued share capital of Sun Hydraulik
          Holdings Limited, dated December 17, 1996 (previously filed as Exhibit
          2.1 in the Pre-Effective Amendment No. 4 to the Company's Registration
          Statement on Form S1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

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

  10.1    Form of Distributor Agreement (Domestic) (previously filed as Exhibit
          10.1 in the Company's Registration Statement on Form S1 filed on
          October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  10.2    Form of Distributor Agreement (International) (previously filed as
          Exhibit 10.2 in the Company's Registration Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  10.3+   1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as
          Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company's
          Registration Statement on Form S1 filed on December 19, 1996 (File No.
          333-14183) and incorporated herein by reference).

  10.4+   Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit
          10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

  10.5+ Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company's Registration
          Statement on Form S1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

  10.6+ Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company's registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).


  21.1    Subsidiaries of the Company

  23.1    Consent of Independent Certified Public Accountants

  27.1 Financial Data Schedule for period ended January 1, 2000 (for SEC purposes only).

+ Executive management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    1. Report on Form 8-K filed November 17, 1999, announcing the third quarter financial results.

    2. Report on Form 8-K filed December 20, 1999, announcing a $0.04 per share dividend on the Company's common stock, payable on January 15, 2000, to shareholders of record on December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 6, 2000.

                                           SUN HYDRAULICS CORPORATION

                                           By: /s/ Clyde G. Nixon
                                               ---------------------------------
                                                   Clyde G. Nixon, President and
                                                   Chief Executive Officer

         Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2000.


Signature                                                 Title
---------                                                 -----
/s/ Robert E. Koski
-------------------------------
Robert E. Koski                            Chairman of the Board of Directors

/s/ Clyde G. Nixon
-------------------------------
Clyde G. Nixon                             President, Chief Executive Officer
                                           and Director

/s/ Richard J. Dobbyn
-------------------------------
Richard J. Dobbyn                          Chief Financial Officer (Principal
                                           Financial and Accounting Officer)
/s/ James G. March
-------------------------------
James G. March                             Director

/s/ Taco van Tijn
-------------------------------
Taco van Tijn                              Director

/s/ David N. Wormley
-------------------------------
David N. Wormley                           Director

/s/ John S. Kahler
-------------------------------
John S. Kahler                             Director

/s/ Ferdinand E. Megerlin
-------------------------------
Ferdinand E. Megerlin                      Director

                                  EXHIBIT INDEX


EXHIBIT                            EXHIBIT DESCRIPTION
NUMBER                             -------------------
-------
  3.1     Amended and Restated Articles of Incorporation of the Company
          (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S1 filed on December
          19, 1996 (File No. 333-14183) and incorporated herein by reference).

  3.2     Amended and Restated Bylaws of the Company (previously filed as
          Exhibit 3.2 in the Company's Quarterly report on Form 20-Q for the quarter ended October 2, 1999 and incorporated by reference herein).

  4.5     Mortgage and Security Agreement, dated January 9, 1992, between
          Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of
          Florida, N.A. (previously filed as Exhibit 4.5 in the Company's
          Registration Statement on Form S1 filed on October 15, 1996 (File No.
          333-14183) and incorporated herein by reference).

  4.6     Loan Agreement, dated March 29, 1996, between Suninco, Inc., Sun
          Hydraulics Corporation, and Northern Trust Bank of Florida, N.A.
          (previously filed as Exhibit 4.6 in the Company's Registration
          Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.7     Security Agreement, dated March 29, 1996, between Suninco, Inc., Sun
          Hydraulics Corporation, and Northern Trust Bank of Florida, N.A.
          (previously filed as Exhibit 4.7 in the Company's Registration
          Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.8 Modification and Additional Advance Agreement, dated March 29, 1996, between Suninco, Inc. and Northern Trust Bank of Florida, N.A.
          (previously filed as Exhibit 4.8 in the Company's Registration
          Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.9     Consolidated Note, dated March 29, 1996, in the amount of
          $2,475,000.00, given by Suninco, Inc. to Northern Trust Bank of
          Florida, N.A. (previously filed as Exhibit 4.9 in the Company's
          Registration Statement on Form S1 filed on October 15, 1996 (File No.
          333-14183) and incorporated herein by reference).


  4.10 Loan Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit
          4.10 in the Company's Registration Statement on Form S1 filed on
          October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.11    Security Agreement, dated May 20, 1996, between Sun Hydraulics
          Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.11 in the Company's Registration Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.12 Consolidated Note, dated May 20, 1996, in the amount of $3,063,157.00, given by Sun Hydraulics Corporation to Northern Trust Bank of Florida,
          N.A. (previously filed as Exhibit 4.12 in the Company's Registration
          Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.13    Loan Agreement, dated June 14, 1996, between Sun Hydraulics
          Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A.
          (previously filed as Exhibit 4.13 in the Company's Registration
          Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.14    Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation,
          Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company's Registration Statement on Form
          S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.15    Security Agreement, dated June 14, 1996, between Sun Hydraulics
          Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.15 in the Company's Registration Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.16 Promissory Note, dated June 14, 1996, in the amount of $6,187,000.00, given by Sun Hydraulics Corporation and Suninco, Inc. to Northern
          Trust Bank of Florida, N.A. (previously filed as Exhibit 4.16 in the
          Company's Registration Statement on Form S1 filed on October 15, 1996
          (File No. 333-14183) and incorporated herein by reference).


  4.17 Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of (pound)800,000, between Sun Hydraulics Ltd. and Lloyds Bank
          Plc. (previously filed as Exhibit 4.17 in the Company's Registration
          Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  4.18 Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed (pound)250,000, between Sun Hydraulics Ltd.
          and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the
          Company's Registration Statement on Form S1 filed on October 15, 1996
          (File No. 333-14183) and incorporated herein by reference).

  4.19    Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and
          Dresdner Bank (previously filed as Exhibit 4.19 in the Company's
          Registration Statement on Form S1 filed on October 15, 1996 (File No.
          333-14183) and incorporated herein by reference).

  4.20 Amendment to Recommended Offer by Sun Hydraulics Corporation to acquire the whole of the issued share capital of Sun Hydraulik
          Holdings Limited, dated December 17, 1996 (previously filed as Exhibit
          2.1 in the Pre-Effective Amendment No. 4 to the Company's Registration
          Statement on Form S1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

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

  10.1    Form of Distributor Agreement (Domestic) (previously filed as Exhibit
          10.1 in the Company's Registration Statement on Form S1 filed on
          October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

  10.2    Form of Distributor Agreement (International) (previously filed as
          Exhibit 10.2 in the Company's Registration Statement on Form S1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).


  10.3+   1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as
          Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company's
          Registration Statement on Form S1 filed on December 19, 1996 (File No.
          333-14183) and incorporated herein by reference).

  10.4+   Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit
          10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

  10.5+ Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company's Registration
          Statement on Form S1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

  10.6+ Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company's registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

  21.1    Subsidiaries of the Company

  23.1    Consent of Independent Certified Public Accountants

  27.1 Financial Data Schedule for period ended January 1, 2000 (for SEC purposes only).

+ Executive management contract or compensatory plan or arrangement.