Form 10-Q
period 2000-04-01
SUN HYDRAULICS CORP
filed 2000-05-08
CIK 1024795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000      Commission file number 0-21835

                           SUN HYDRAULICS CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registration as Specified in its Charter)


                 FLORIDA                                          59-2754337
            ---------------                                   -----------------
     (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

      1500 WEST UNIVERSITY PARKWAY
            SARASOTA, FLORIDA                                       34243
 ---------------------------------------                        -------------
 (Address of Principal Executive Offices)                        (Zip Code)

                                  941/362-1200
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The Registrant had 6,384,948 shares of common stock, par value $.001, outstanding as of May 1, 2000.

                           Sun Hydraulics Corporation
                                      INDEX
                    For the first quarter ended April 1, 2000

                                                                                                   Page
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Consolidated Balance Sheets as of April 1, 2000 (unaudited)
              and January 1, 2000                                                                     3

         Consolidated Statements of Income for the
              Three Months Ended April 1, 2000 (unaudited) and April 3, 1999 (unaudited)              4

         Consolidated Statement of Changes in Shareholders' Equity and Comprehensive
              Income for the Three Months Ended April 1, 2000 (unaudited)
              and the Year Ended January 1, 2000                                                      5

         Consolidated Statements of Cash Flows
              for the Three Months Ended April 1, 2000 (unaudited) and April 3, 1999 (unaudited)      6

         Notes to the Consolidated Financial Statements                                               7

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                      11

     Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                         15

                  Forward Looking Information                                                        15

PART II. OTHER INFORMATION                                                                           17

     Item 1.      Legal Proceedings                                                                  17

     Item 2.      Changes in Securities                                                              17

     Item 3.      Defaults Upon Senior Securities                                                    17

     Item 4.      Submission of Matters to a Vote of Security Holders                                17

     Item 5.      Other Information                                                                  17

     Item 6.      Exhibits and Reports on Form 8-K                                                   17

                          PART I: FINANCIAL INFORMATION
                                     Item 1.

SUN HYDRAULICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                             APRIL 1,     JANUARY 1,
                                                               2000         2000
                                                           (UNAUDITED)
        ASSETS
Current assets:
   Cash and cash equivalents                                 $ 1,068      $ 1,122
   Accounts receivable, net of allowance for
      doubtful accounts of $202 and $196                       7,443        6,260
   Inventories                                                 8,169        8,131
   Taxes receivable                                              141          455
   Other current assets                                          534          591
                                                             -------      -------

        Total current assets                                  17,355       16,559

Property, plant and equipment, net                            46,576       46,529
Other assets                                                   1,090          986
                                                             -------      -------

        Total assets                                         $65,021      $64,074
                                                             =======      =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $ 2,245      $ 2,712
   Accrued expenses and other liabilities                      1,617        1,464
   Long-term debt due within one year                          3,913        3,033
   Notes payable to related parties due within one year          300          378
   Dividends payable                                             255          255
                                                             -------      -------

        Total current liabilities                              8,330        7,842

Long-term debt due after one year                             10,562       10,830
Notes payable to related parties due after one year               90          101
Deferred income taxes                                          4,122        4,125
Other noncurrent liabilities                                     200           --
                                                             -------      -------

        Total liabilities                                     23,304       22,898
                                                             -------      -------

Commitments and contingencies

Shareholders' equity:
   Preferred stock                                                --           --
   Common stock                                                    6            6
   Capital in excess of par value                             24,486       24,486
   Retained earnings                                          16,775       16,173
   Accumulated other comprehensive income                        450          511
                                                             -------      -------

        Total shareholders' equity                            41,717       41,176
                                                             -------      -------

        Total liabilities and shareholders' equity           $65,021      $64,074
                                                             =======      =======

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                             APRIL 1,     APRIL 3,
                                                               2000         1999
                                                            ---------     --------
                                                                  (UNAUDITED)
NET SALES                                                    $20,069      $18,465

Cost of sales                                                 14,964       13,945
                                                             -------      -------

GROSS PROFIT                                                   5,105        4,520

Selling, engineering and
 administrative expenses                                       3,666        3,092
                                                             -------      -------

OPERATING INCOME                                               1,439        1,428

Interest expense                                                 290          253
Miscellaneous expense (income)                                   (53)          97
                                                             -------      -------

INCOME BEFORE INCOME TAXES                                     1,202        1,078

Income tax provision                                             345          355
                                                             -------      -------


NET INCOME                                                   $   857      $   723
                                                             =======      =======

BASIC NET INCOME PER COMMON SHARE                            $  0.13      $  0.11

WEIGHTED AVERAGE SHARES OUTSTANDING                            6,385        6,367

DILUTED NET INCOME PER COMMON SHARE                          $  0.13      $  0.11

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING                    6,589        6,520


The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
INCOME
(IN THOUSANDS)

                                                                                                           ACCUMULATED
                                                                                CAPITAL IN                    OTHER
                                                                      COMMON     EXCESS OF     RETAINED   COMPREHENSIVE
                                                          SHARES       STOCK     PAR VALUE     EARNINGS       INCOME      TOTAL

Balance, December 31, 1997                                 6,322          6        24,163        10,732         99        35,000

Dividends declared                                                                               (1,016)                  (1,016)
Exercise of stock options                                     39                      223                                    223
Comprehensive income:
  Net income                                                                                      5,647                    5,647
    Foreign currency translation adjustments                                                                   161           161
                                                                                                                        --------

Comprehensive income                                                                                                       5,808
                                                           -----      -----      --------      --------     ------      --------
Balance, December 31, 1998                                 6,361          6        24,386        15,363        260        40,015

Dividends declared                                                                               (1,021)                  (1,021)
Exercise of stock options                                     22                       75                                     75
Issue of stock                                                 2                       13                                     13
Tax effect of non-qualified stock options                                              12                                     12
Comprehensive income:
  Net income                                                                                      1,831                    1,831
    Foreign currency translation adjustments                                                                   251           251
                                                                                                                        --------

Comprehensive income                                                                                                       2,082
                                                           -----      -----      --------      --------     ------      --------
Balance, January 1, 2000                                   6,385          6        24,486        16,173        511        41,176

Dividends declared                                                                                 (255)                    (255)
Comprehensive income:
  Net income                                                                                        857                      857
    Foreign currency translation adjustments                                                                   (61)          (61)
                                                                                                                        --------

Comprehensive income                                                                                                         796
                                                           -----      -----      --------      --------     ------      --------
Balance, April 1, 2000 (unaudited)                         6,385      $   6      $ 24,486      $ 16,775     $  450      $ 41,717
                                                           =====      =====      ========      ========     ======      ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                    APRIL 1,              APRIL 3,
                                                                      2000                  1999
                                                                    --------              --------
                                                                             (UNAUDITED)
Cash flows from operating activities:
      Net income                                                    $   857              $   723
Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                                   1,378                1,199
      (Gain)/Loss on disposal of assets                                 (20)                  --
      Provision for deferred income taxes                                (3)                 (11)
      (Increase) decrease in:
        Accounts receivable                                          (1,189)                (375)
        Allowance for doubtful accounts                                   6                    4
        Inventories                                                     (38)                 486
        Income tax receivable, net                                      314                   --
        Other current assets                                             57                  (23)
        Other assets                                                   (118)                  66
      Increase (decrease) in:
        Accounts payable                                               (467)                (981)
        Accrued expenses and other liabilities                          153                 (288)
        Income taxes payable, net                                        --                  284
        Other liabilities                                               200                   --
                                                                    -------              -------
Net cash provided by operating activities                             1,130                1,084
                                                                    -------              -------

Cash flows from investing activities:
   Capital expenditures                                              (1,428)              (1,354)
   Proceeds from dispositions of equipment                               37                   30
                                                                    -------              -------
Net cash used in investing activities                                (1,391)              (1,324)
                                                                    -------              -------

Cash flows from financing activities:
   Proceeds from debt                                                 1,369                3,862
   Repayment of debt                                                   (757)              (3,131)
   Repayment of notes payable to related parties                        (89)                (233)
   Proceeds from exercise of stock options                               --                   75
   Dividends to shareholders                                           (255)                (255)
                                                                    -------              -------
Net cash provided by (used in) financing activities                     268                  318
                                                                    -------              -------

Effect of exchange rate changes on cash and
  cash equivalents                                                      (61)                  45
                                                                    -------              -------
Net (decrease) increase in cash and cash equivalents                    (54)                 123
Cash and cash equivalents, beginning of period                        1,122                1,592
                                                                    -------              -------
Cash and cash equivalents, end of period                            $ 1,068              $ 1,715
                                                                    =======              =======

Supplemental disclosure of cash flow information:
   Cash paid for:
Interest (including amounts capitalized)                            $   290              $   301
                                                                    =======              =======
Income taxes                                                        $    34              $    82
                                                                    =======              =======
Non-cash tax effect of non-qualified stock options                  $    --              $    12
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

                           SUN HYDRAULICS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)

1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed by Sun Hydraulics Corporation (the "Company") with the Securities and Exchange Commission on March 8, 2000.

2.   BUSINESS

     Sun Hydraulics Corporation and its wholly-owned subsidiaries (the "Company") design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, and Korea. Sun Hydraulics Corporation ("Sun Hydraulics"), with its main offices located in Sarasota, Florida, designs, manufactures and sells through independent distributors in the United States. Sun Hydraulik Holdings Limited ("Sun Holdings"), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company vehicle for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, "Sun Ltd.") and Sun Hydraulik GmbH (a German corporation, "Sun GmbH"). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH, located in Erkelenz, Germany, designs, manufactures and markets the Company's products in German-speaking European markets. Sun Hydraulics Korea Corporation ("Sun Korea"), a wholly-owned subsidiary of Sun Hydraulics, was acquired September 28, 1998. Sun Korea, located in Inchon, South Korea, operates a manufacturing and distribution facility.

3.   JOINT VENTURE

On November 1, 1998, Sun Hydraulics entered into a 50/50 joint venture agreement ("joint venture") with Links Lin, the owner of Sun Hydraulics Corporation's Taiwanese distributor. This agreement provides for an initial capital contribution of $250, which is recorded in Investment in joint venture in the Company's financial statements. An additional investment of $100 was made on March 15, 2000.

4.   LONG-TERM DEBT (in thousands)

                                                                         April 1,                  January 1,
                                                                           2000                        2000
                                                                       -----------                ------------
                                                                       (unaudited)
Lines of credit agreements-unsecured                                   $     2,779                   $   2,215

Lines of credit agreements-secured                                           4,842                       4,616

Mortgage note payable-U.S. Manatee County facility                           4,688                       4,725

Mortgage note payable-German facility                                        1,244                       1,352

Secured notes payable-German equipment                                         878                         933

Secured notes payable-Korea                                                     44                          22
                                                                       -----------                ------------
                                                                            14,475                      13,863
Less amounts due within one year                                            (3,913)                     (3,033)
                                                                       -----------                ------------
                                                                       $    10,562                $     10,830
                                                                       ===========                ============

         The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

     On July 23, 1999, the Company replaced its $10,000 unsecured revolving credit facility with a five year, secured, revolving credit facility of $7,500, and a one-year unsecured, revolving credit facility of $5,000. The $7,500 credit facility has an interest rate equal to the bank lender's prime rate less 1% for the first year, and the treasury bill rate plus 1.75% for the remaining four years. The $5,000 credit facility has an interest rate equal to the bank lender's prime rate less 1% or LIBOR plus 1.9% for predetermined periods of time, at the Company's option. At April 1, 2000, the interest rate for both the secured and unsecured facilities was 7.75%, and the balances outstanding were $4,842 and $2,750, respectively. Both credit facilities are subject to certain debt covenants.

     In February 1999, the Company negotiated three loans in Germany, secured by equipment; a ten year 5.1% fixed interest rate loan for approximately $300, a ten year 5.1% fixed interest rate loan for approximately $100, and a ten year 3.5% fixed interest rate loan for approximately $800. At April 1, 2000, the outstanding balances on these facilities were $219, $0, and $659, respectively.

5.   SEGMENT REPORTING

     The Company has adopted Statement of Accounting Standards No. 131, "Disclosures about Segments of Enterprise and Related Information" ("SFAS 131"). This approach designates the internal organization that is used by management for making operational decisions and addressing performance as the source of determining the Company's reportable segments. Management bases its financial decisions by the geographical location of its operations.

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

         Segment information is as follows:

                           United                   United
                           States        Korea      Kingdom    Germany     Elimination   Consolidated
THREE MONTHS
ENDED APRIL 1, 2000
Sales to unaffiliated
  customers                $13,723      $1,447      $3,366      $1,533      $    --       $20,069
Intercompany sales           2,825           0         528           8       (3,360)           --
Operating profits              940         140         406          55         (103)        1,439
Identifiable assets         50,586       3,113       9,668       6,078       (4,424)       65,021
Depreciation and
       amortization          1,049          33         233          63           --         1,378
Capital expenditures         1,113         169          62          84           --         1,428

THREE MONTHS
ENDED APRIL 3, 1999
Sales to unaffiliated
  customers                $13,542      $  722      $2,784      $1,417      $    --       $18,465
Intercompany sales           1,698          --         598           7       (2,303)           --
Operating profits              718          28         453         143           86         1,428
Identifiable assets         46,214         218       9,740       5,117         (180)       61,109
Depreciation expense           916          --         201          82           --         1,199
Capital expenditures           646          --         468         300           --         1,414

       Total liabilities attributable to foreign operations were $4,077, and $5,376, at April 1, 2000, and April 3, 1999, respectively. Net foreign currency gains (losses) reflected in results of operations were $54 and $(17) for the three months ended April 1, 2000, and April 3, 1999, respectively. Operating profit is total sales and other operating income less operating expenses. In computing segment operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

       Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $1,586, and $1,617, during the periods ended April 1, 2000, and April 3, 1999, respectively.

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

         Demand for the Company's products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. In the last half of 1998, and throughout 1999, the Company experienced little or negative growth due to a slowdown in many of the capital goods industries that use the Company's products. However, this trend appeared to reverse in the first quarter of 2000 as the United States National Fluid Power Association reported an 11.7% increase in orders for hydraulic products for the first two months of 2000 over the same period a year ago. This increase was made up of a 10.3% increase in mobile hydraulic orders and a 15.9% increase in industrial hydraulic orders. The Company's orders increased 24.7% for the quarter ended April 1, 2000, compared to the quarter ended April 3, 1999. Management believes that the order increase is indicative of an upturn in the business cycle of the Fluid Power industry.

         The Company's net sales increased 8.7% for the three months ended April 1, 2000, compared to the three months ended April 3, 1999 due to the broad based increase in demand. Daily production rates in the United States operation increased over the previous quarter. This was due to the capacity expansion program, which was substantially completed at the end of 1999. The final phase of this program is the new heat treat operation which was installed in the first quarter of 2000 and started production in April 2000. At this point the availability of personnel is the primary production capacity limitation in the United States operation. Daily production rates in the United States operation are expected to improve further in the quarter ending July 1, 2000.

         Net income increased 18.5% to $0.9 million for the three months ended April 1, 2000, compared to the three months ended April 3, 1999, despite higher selling, engineering, and administrative expenses. The increase in these expenses was due primarily to marketing costs and system software enhancements in the United States and United Kingdom operations. System expenses in the second quarter will include upgrading to a newer version of the fully integrated manufacturing software. Promotional efforts will be focused on marketing new products, which have not been aggressively promoted in the past due to capacity limitations. The selling, engineering, and administrative costs are expected to decline slightly in the quarter ending July 1, 2000 and management believes that net sales and net income in the quarter ending July 1, 2000 will increase compared to the quarter ended April 1, 2000.


COMPARISON OF THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999

     Net sales increased $1.6 million, or 8.7%, to $20.1 million for the quarter ended April 1, 2000, compared to the quarter ended April 3, 1999. This increase was due to an increase in demand across all business segments and the Company's increase in capacity to meet that demand.

     Gross profit increased $0.6 million or 12.9% to $5.1 million for the quarter ended April 1, 2000, compared to the quarter ended April 3, 1999. Gross profit as a percentage of net sales increased to 25.4% compared to 24.5% for the first quarter of 1999. This increase was primarily due an improvement in material costs offset by higher direct labor and depreciation costs.

     Selling, engineering and administrative expenses increased 18.6%, or $0.6 million, to $3.7 million in the quarter ended April 1, 2000, compared to $3.1 million in the quarter ended April 3, 1999. This increase is due to higher promotional costs, system software enhancement expenses and engineering personnel costs.

     Interest expense was $0.29 million for the quarter ended April 1, 2000, compared to $0.25 million for the quarter ended April 3, 1999. This increase was due to an increase in total debt of $3.0 million.

     The provision for income taxes for the quarter ended April 1, 2000, was 28.7% of pretax income, compared to 31.9% of pretax income for the quarter ended April 3, 1999. Tax savings were realized in the United States from the Sun Hydraulics Foreign Sales Corporation and in Korea from provisions of local law. Excluding income from the Korean operation, the provision for income taxes was 32.5% of pretax income, compared to 31.9% for the quarter ended April 3, 1999.

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

     At April 1, 2000, the Company had working capital of $9.0 million compared to $6.8 million at April 3, 1999. This increase was generally related to the increase in net sales and a higher level of accounts receivable in the United States operation due to the timing of shipments at quarter end. Cash flow from operations for the quarter ended April 1, 2000, was $1.1 million the same as the quarter ended April 3, 1999. Capital expenditures, consisting primarily of purchases of machinery and equipment, were $1.4 million for the quarter ended April 1, 2000, compared to $1.4 million of capital expenditures for the quarter ended April 3, 1999. On March 15, 2000, the Company invested an additional $0.1 million in its 50/50 joint venture agreement in China. (Also, see Note 3 to the Consolidated Financial Statements.)

     On March 3, 2000 the Company finalized a manufacturing license agreement with Mannesman Rexroth AG (Rexroth). Under the terms of the agreement the Company will license certain technology and know-how and assist Rexroth in producing two types of cartridge valves, in return for a license fee and royalties each year for 10 years based on quantities sold. The Company received $0.2 million of the $0.5 million down payment in April 2000 and is scheduled to receive $0.3 million in October 2000. The down payment amounts will be taken into income over the ten-year life of the agreement.

         The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

     On July 23, 1999, the Company replaced the $10.0 million unsecured revolving credit facility with a five year, secured, revolving credit facility of $7.5 million, and a one-year unsecured, revolving credit facility of $5.0 million. The $7.5 million credit facility has an interest rate equal to the bank lender's prime rate less 1% for the first year, and the treasury bill rate plus 1.75% for the remaining four years. The $5.0 million credit facility has an interest rate equal to the bank lender's prime rate less 1% or LIBOR plus 1.9% for predetermined periods of time, at the Company's option. At April 1, 2000, the interest rate for both the secured and unsecured facilities was 7.75%, and the balances outstanding were $4.8 million and $2.8 million, respectively.

     A 10-year mortgage loan of $6.2 million was obtained, at a fixed interest rate of 8.25%, for construction of the Manatee County facility. Terms on the construction note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year mortgage note with a 15-year amortization schedule. In April 1999, this mortgage note was renegotiated to an interest rate of 7.375%. Terms are monthly principal and interest payments with remaining principal due July 1, 2006. At April 1, 2000, $4.7 million was outstanding under this mortgage loan.

     In February 1999, the Company negotiated three loans in Germany secured by equipment, a ten year 5.1% fixed interest rate loan for approximately $0.3 million, a ten year 5.1% fixed interest rate loan for approximately $0.1 million, and a ten year 3.5% fixed interest rate loan for approximately $0.8 million. At April 1, 2000, the outstanding balance on these facilities was $0.2 million, $0.0 million, and $0.7 million, respectively.

     The Company has notes payable to five former shareholders that bear interest at a weighted rate of 15% and have terms expiring in one to four years. These notes were issued by the Company in 1989 and 1990, in connection with the repurchase of shares of common stock from former shareholders and do not allow for prepayment by the Company. At April 1, 2000, $0.4 million was outstanding under these notes.

     The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.

     The Company declared a quarterly dividend of $0.04 per share to shareholders of record on March 31, 2000, which was paid on April 15, 2000.

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

SEASONALITY AND INFLATION

     The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. The Company does not believe that inflation had a material effect on its operations for the periods ended April 1,

2000, and April 3, 1999. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

EURO

         On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their national currencies and the "euro," which will ultimately result in the replacement of the currencies of these participating countries with the euro (the "Euro Conversion"). The Company is currently assessing the potential impact of the Euro Conversion and has initiated an internal analysis to plan for the conversion and implement remediation measures. The Company's analysis will encompass the costs and consequences of incomplete or untimely resolution of any required systems modifications, various technical and operational challenges and other risks including possible effects on the Company's financial position and results of operations. Costs associated with the Euro Conversion are being expensed by the Company during the period in which they are incurred and are not currently anticipated to be material. In January 2000 the German Operation adopted the Euro as its primary currency. The Company presently believes that, with remediation measures, any material risks associated with the Euro Conversion can be mitigated.


       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At April 1, 2000, the Company had approximately $7.6 million in variable-rate debt outstanding and, as such, the market risk is immaterial based upon a 10% increase or decrease in interest rates. The Company manages this risk by selecting debt financing at its U.S. bank lender's prime rate less 1%, or the LIBOR rate plus 1.9%, whichever is the most advantageous.



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

         Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company's products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and
(vi) changes relating to the Company's international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Business," particularly under the subheading,"Business Risk Factors" in the Company's Form 10-K for the year ended January 1, 2000, and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in this Form 10-Q for the quarter ended April 1, 2000. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.
         None.

Item 2.  Changes in Securities.
         None.

Item 3.  Defaults upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

                               EXHIBIT DESCRIPTION
    EXHIBIT                    -------------------
    NUMBER
    ------
            3.1  Amended and Restated Articles of Incorporation of the Company
                 (previously filed as Exhibit 3.1 in the Pre-Effective Amendment
                 No. 4 to the Company's Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

            3.2  Amended and Restated Bylaws of the Company (previously filed as
                 Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999, and incorporated herein by reference).

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

          10.6+  Sun Hydraulics Corporation Employee Stock Award Program
                 (previously filed as Exhibit 4 to the Company's registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference.)


          27.1 Financial Data Schedule for period ended April 1, 2000 (for SEC purposes only).

  +  Executive management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K.

        Report on Form 8-K (dated December 1, 1999) filed January 12, 2000, announcing the election of Allen J. Carlson as Vice President of the Company.

        Report on Form 8-K (dated March 7, 2000) filed March 10, 2000, announcing year-end 1999 and fourth quarter financial results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 4, 2000.

                                     SUN HYDRAULICS CORPORATION


                                     By: /s/ Richard J. Dobbyn
                                        ----------------------------------------
                                        Richard J. Dobbyn
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

                                 EXHIBIT INDEX
                              EXHIBIT DESCRIPTION

    EXHIBIT
    NUMBER
    ------
      3.1        Amended and Restated Articles of Incorporation of the Company
                 (previously filed as Exhibit 3.1 in the Pre-Effective Amendment
                 No. 4 to the Company's Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

      3.2        Amended and Restated Bylaws of the Company (previously filed as
                 Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999, and incorporated herein by reference).

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

          10.6+  Sun Hydraulics Corporation Employee Stock Award Program
                 (previously filed as Exhibit 4 to the Company's registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference.)

           27.1 Financial Data Schedule for period ended April 1, 2000 (for SEC purposes only).

  +  Executive management contract or compensatory plan or arrangement.