Form 10-Q
period 2000-07-01
SUN HYDRAULICS CORP
filed 2000-08-09
CIK 1024795

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


For the quarterly period ended July 1, 2000      Commission file number 0-21835


                           SUN HYDRAULICS CORPORATION
            --------------------------------------------------------
            (Exact Name of Registration as Specified in its Charter)

-------------------------------------------------------------------------------



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

         The Registrant had 6,384,948 shares of common stock, par value $.001, outstanding as of August 3, 2000.



===============================================================================

                           Sun Hydraulics Corporation
                                     INDEX
                   For the second quarter ended July 1, 2000


                                                                                                Page
                                                                                                ----
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Consolidated Balance Sheets as of July 1, 2000 (unaudited)
              and January 1, 2000                                                                  3

         Consolidated Statements of Operations for the
              Three Months Ended July 1, 2000 (unaudited) and July 3, 1999 (unaudited)             4

         Consolidated Statements of Operations for the
              Six Months Ended July 1, 2000 (unaudited) and July 3, 1999 (unaudited)               5

         Consolidated Statement of Changes in Shareholders' Equity and
              Comprehensive Income for the Six Months Ended July 1, 2000
              (unaudited) and the Year Ended January 1, 2000                                       6

         Consolidated Statements of Cash Flows
              for the Six Months Ended July 1, 2000 (unaudited) and July 3, 1999 (unaudited)       7

         Notes to Consolidated Financial Statements                                                8

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                   12

                  Forward Looking Information                                                     16

PART II. OTHER INFORMATION                                                                        17

     Item 1.      Legal Proceedings

     Item 2.      Changes in Securities

     Item 3.      Defaults Upon Senior Securities

     Item 4.      Submission of Matters to a Vote of Security Holders

     Item 5.      Other Information

     Item 6.      Exhibits and Reports on Form 8-K                                                17

                         PART I: FINANCIAL INFORMATION
                                    Item 1.

SUN HYDRAULICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                              JULY 1,   JANUARY 1,
                                                               2000        2000
                                                             -------      -------
                                                           (UNAUDITED)

        ASSETS
Current assets:
   Cash and cash equivalents                                 $ 1,517      $ 1,122
   Accounts receivable, net of allowance for
      doubtful accounts of $156 and $196                       8,196        6,260
   Inventories                                                 8,318        8,131
   Taxes receivable                                                0          455
   Other current assets                                          597          591
                                                             -------      -------

        Total current assets                                  18,628       16,559

Property, plant and equipment, net                            46,585       46,529
Other assets                                                   1,075          986
                                                             -------      -------

        Total assets                                         $66,288      $64,074
                                                             =======      =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $ 2,617      $ 2,712
   Accrued expenses and other liabilities                      2,466        1,464
   Long-term debt due within one year                          2,117        3,033
   Notes payable to related parties due within one year          219          378
   Dividends payable                                             255          255
   Taxes payable                                                 594           --
                                                             -------      -------

        Total current liabilities                              8,268        7,842

Long-term debt due after one year                             10,953       10,830
Notes payable to related parties due after one year               78          101
Deferred income taxes                                          4,110        4,125
Other noncurrent liabilities                                     195           --
                                                             -------      -------

        Total liabilities                                     23,604       22,898
                                                             -------      -------

Commitments and contingencies

Shareholders' equity:
Preferred stock                                                   --           --
Common stock                                                       6            6
   Capital in excess of par value                             24,486       24,486
   Retained earnings                                          17,896       16,173
   Accumulated other comprehensive income                        296          511
                                                             -------      -------

        Total shareholders' equity                            42,684       41,176
                                                             -------      -------

        Total liabilities and shareholders' equity           $66,288      $64,074
                                                             =======      =======


The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   THREE MONTHS ENDED
                                                  JULY 1,      JULY 3,
                                                   2000          1999
                                                 -------      --------
                                                      (UNAUDITED)

NET SALES                                        $21,896      $ 15,921

Cost of sales                                     15,698        12,982
                                                 -------      --------

GROSS PROFIT                                       6,198         2,939

Selling, engineering and
 administrative expenses                           3,544         3,068
                                                 -------      --------

OPERATING INCOME (LOSS)                            2,654          (129)

Interest expense                                     313           176
Miscellaneous expense (income)                       193            36
                                                 -------      --------

INCOME (LOSS) BEFORE INCOME TAXES                  2,148          (341)

Income tax provision                                 771          (125)
                                                 -------      --------


NET INCOME (LOSS)                                $ 1,377      $   (216)
                                                 =======      ========

BASIC NET INCOME PER COMMON SHARE                $  0.22      $  (0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING                6,385         6,383

DILUTED NET INCOME PER COMMON SHARE              $  0.21      $  (0.03)

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING        6,541         6,383



The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    SIX MONTHS ENDED
                                                  JULY 1,     JULY 3,
                                                   2000        1999
                                                 -------      -------
                                                     (UNAUDITED)

NET SALES                                        $41,966      $34,386

Cost of sales                                     30,664       26,927
                                                 -------      -------

GROSS PROFIT                                      11,302        7,459

Selling, engineering and
 administrative expenses                           7,210        6,160
                                                 -------      -------

OPERATING INCOME                                   4,092        1,299

Interest expense                                     603          429
Miscellaneous (income) expense                       140          133
                                                 -------      -------

INCOME BEFORE INCOME TAXES                         3,349          737

Income tax provision                               1,116          230
                                                 -------      -------

NET INCOME                                       $ 2,233      $   507
                                                 =======      =======

BASIC NET INCOME PER COMMON SHARE                $  0.35      $  0.08

WEIGHTED AVERAGE SHARES OUTSTANDING                6,385        6,375

DILUTED NET INCOME PER COMMON SHARE              $  0.34      $  0.08

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING        6,532        6,528



The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (IN THOUSANDS)


                                                                                                ACCUMULATED
                                                                     CAPITAL IN                   OTHER
                                                           COMMON    EXCESS OF     RETAINED    COMPREHENSIVE
                                                SHARES     STOCK     PAR VALUE     EARNINGS        INCOME        TOTAL
                                                ------     ------    ----------    --------    --------------   -------

Balance, December 31, 1997                       6,322          6      24,163       10,732            99         35,000

Dividends declared                                                                  (1,016)                      (1,016)
Exercise of stock options                           39                    223                                       223
Comprehensive income:
  Net income                                                                         5,647                        5,647
    Foreign currency translation adjustments                                                         161            161
                                                                                                                -------

Comprehensive income                                                                                              5,808
                                                 -----      ----      -------      ------           ----        -------

Balance, December 31, 1998                       6,361         6       24,386       15,363           260         40,015

Dividends declared                                                                  (1,021)                      (1,021)
Exercise of stock options                           22                     75                                        75
Issue of stock                                       2                     13                                        13
Tax effect of non-qualified stock options                                  12                                        12
Comprehensive income:
  Net income                                                                         1,831                        1,831
    Foreign currency translation adjustments                                                         251            251
                                                                                                                -------

Comprehensive income                                                                                              2,082
                                                 -----      ----      -------      -------          ----        -------

Balance, January 1, 2000                         6,385         6       24,486       16,173           511         41,176

Dividends declared                                                                    (510)                        (510)
Comprehensive income:
  Net income                                                                         2,233                        2,233
    Foreign currency translation adjustments                                                        (215)          (215)
                                                                                                                -------

Comprehensive income                                                                                              2,018
                                                 -----      ----      -------      -------          ----        -------

Balance, July 1, 2000 (unaudited)                6,385      $  6      $24,486      $17,896          $296        $42,684
                                                 =====      ====      =======      =======          ====        =======


The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                      SIX MONTHS ENDED
                                                              JULY 1,                 JULY 3,
                                                               2000                    1999
                                                             -------                  -------
                                                                        (UNAUDITED)

Cash flows from operating activities:
  Net income                                                 $ 2,233                  $   507
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                            2,788                    2,440
      (Gain)/Loss on disposal of assets                          328                      127
      Provision for deferred income taxes                        (15)                     (20)
      (Increase) decrease in:
        Accounts receivable                                   (1,896)                    (542)
        Allowance for doubtful accounts                          (40)                     (93)
        Inventories                                             (187)                     758
        Income tax receivable, net                               455                       --
        Other current assets                                      (6)                     (24)
        Other assets                                             (18)                      51
      Increase (decrease) in:
        Accounts payable                                         (95)                    (870)
        Accrued expenses and other liabilities                 1,003                     (395)
        Income taxes payable, net                                594                      104
        Other liabilities                                        195                       --
                                                             -------                  -------
Net cash provided by operating activities                      5,339                    2,043
                                                             -------                  -------

Cash flows from investing activities:
   Investment in acquisition and joint venture                  (100)                    (100)
   Capital expenditures                                       (3,183)                  (3,135)
   Proceeds from dispositions of equipment                        40                       43
                                                             -------                  -------
Net cash used in investing activities                         (3,243)                  (3,192)
                                                             -------                  -------

Cash flows from financing activities:
   Proceeds from debt                                          2,910                    5,128
   Repayment of debt                                          (3,703)                  (3,850)
   Repayment of notes payable to related parties                (182)                    (494)
   Proceeds from exercise of stock options                        --                       75
   Dividends to shareholders                                    (511)                    (510)
                                                             -------                  -------
Net cash provided by (used in) financing activities           (1,486)                     349
                                                             -------                  -------

Effect of exchange rate changes on cash and
  cash equivalents                                              (215)                      52
                                                             -------                  -------
Net increase (decrease) in cash and cash equivalents             395                     (748)
Cash and cash equivalents, beginning of period                 1,122                    1,592
                                                             -------                  -------
Cash and cash equivalents, end of period                     $ 1,517                  $   844
                                                             =======                  =======

Supplemental disclosure of cash flow information:
  Cash paid for:
Interest (including amounts capitalized)                     $   603                  $   484
                                                             =======                  =======
Income taxes                                                 $    82                  $   146
                                                             =======                  =======
Non-cash tax effect of non-qualified stock options           $    --                  $    12
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

2.       BUSINESS

         Sun Hydraulics Corporation and its wholly-owned subsidiaries (the "Company") design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, and Korea. Sun Hydraulics Corporation ("Sun Hydraulics"), with its main offices located in Sarasota, Florida, designs, manufactures and sells primarily through independent distributors. Sun Hydraulik Holdings Limited ("Sun Holdings"), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company vehicle for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, "Sun Ltd.") and Sun Hydraulik GmbH (a German corporation, "Sun GmbH"). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH, located in Erkelenz, Germany, designs, manufactures and markets the Company's products in German-speaking European markets. Sun Hydraulics Korea Corporation ("Sun Korea"), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, Korea, operates a manufacturing and distribution facility.

3.       JOINT VENTURE

         On November 1, 1998, Sun Hydraulics entered into a 50/50 joint venture agreement ("joint venture") with Links Lin, the owner of Sun Hydraulics Corporation's Taiwanese distributor. This agreement provides for an initial capital contribution of $250, which is recorded in Investment in joint venture in the Company's financial statements on Form 10-K. An additional investment of $100 was made on March 15, 2000.

4.       LONG-TERM DEBT (in thousands)

                                                         July 1,     January 1,
                                                          2000          2000
                                                        --------      --------
                                                             (unaudited)

Lines of credit agreements-unsecured                    $    500      $  2,215

Lines of credit agreements-secured                         5,677         4,616

Mortgage note payable-U.S. Manatee County facility         4,650         4,725

Mortgage note payable-German facility                      1,204         1,352

Secured notes payable-German equipment                       898           933

Secured notes payable-Korea                                  141            22
                                                        --------      --------
                                                          13,070        13,863
Less amounts due within one year                          (2,117)       (3,033)
                                                        --------      --------
                                                        $ 10,953      $ 10,830
                                                        ========      ========

         The Company has four revolving lines of credit: two in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties.

         On July 23, 1999, the Company replaced its $10,000 unsecured revolving credit facility with a five year, secured, revolving credit facility of $7,500, and a one-year unsecured, revolving credit facility of $5,000. The $7,500 credit facility has an interest rate equal to the bank lender's prime rate less 1% for the first year, and the Treasury bill rate plus 1.75% for the remaining four years. The $5,000 credit facility has an interest rate equal to the bank lender's prime rate less 1% or LIBOR plus 1.9% for predetermined periods of time, at the Company's option. At July 1, 2000, the interest rate for both the secured and unsecured facilities was 8.5%, and the balances outstanding were $5,677 and $500, respectively. Both credit facilities are subject to certain debt covenants.

         A 10-year mortgage loan of $6,200 was obtained, at a fixed interest rate of 8.25%, for construction of the Manatee County facility. Terms on the construction note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year mortgage note with a 15-year amortization schedule. In April 1999, this mortgage note was renegotiated to an interest rate of 7.375%. Terms are monthly principal and interest payments with remaining principal due July 1, 2006. At July 1, 2000, $4,650 was outstanding under this mortgage loan.

         In May 1996, the Company obtained a mortgage loan of approximately $2,400 , denominated in German marks, for the facility in Erkelenz, Germany. The loan has a term of 12 years and bears interest at 6.47%. At July 1, 2000, the outstanding balance of this mortgage note was $1,204.

         In February 1999, the Company negotiated three loans in Germany, secured by equipment: a ten year 5.1% fixed interest rate loan for approximately $300, a ten year 5.1% fixed interest rate loan for approximately $100, and a ten year 3.5% fixed interest rate loan for approximately $800. At July 1, 2000, the outstanding balances on these facilities were $212, $0, and $657, respectively.

         In April 2000, the Company obtained a loan in Korea for approximately $107, secured by equipment. The loan has a variable interest rate of between 3% and 5%; the current rate on the loan is 4%. Terms are monthly interest payments only through April 2003, and monthly principal and interest payments from May 2003 through April 2006.

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

         The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers and distributors of hydraulic components. The subsidiaries are multinational with operations in the United States, the United Kingdom, Germany, and Korea. In computing operating profit for the foreign subsidiaries, no allocations of general corporate expenses have been made.

         Identifiable assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company.

         Segment information is as follows:


                                            United                          United
                                            States           Korea          Kingdom       Germany     Elimination   Consolidated
                                           --------          ------         -------       -------     -----------   ------------
THREE MONTHS
ENDED JULY 1, 2000
Sales to unaffiliated
  customers                                $ 15,695          $1,408         $3,233         $1,560       $    --        $ 21,896
Intercompany sales                            3,101              --            431              7        (3,539)             --
Operating profit                              1,994              26            443            123            68           2,654
Depreciation and
       amortization                           1,097              40            205             68            --           1,410
Capital expenditures                            828             237            535            155            --           1,755

THREE MONTHS
ENDED JULY 3, 1999
Sales to unaffiliated
  customers                                $ 10,691          $1,152         $2,803         $1,275       $    --        $ 15,921
Intercompany sales                            2,139              --            483              7        (2,629)             --
Operating profit                               (410)              9            215             40            17            (129)
Depreciation expense                            944              19            203             75            --           1,241
Capital expenditures                          1,575              63            101             42            --           1,781



SIX MONTHS
ENDED JULY 1, 2000
Sales to unaffiliated
  customers                                $ 29,418          $2,856         $6,599         $3,093       $    --        $ 41,966
Intercompany sales                            5,926              --            958             15        (6,899)             --
Operating profit                              2,934             165            850            178           (35)          4,092
Identifiable assets                          50,172           1,358          8,911          6,271          (424)         66,288
Depreciation and
       amortization                           2,146              73            438            131            --           2,788
Capital expenditures                          1,941             406            597            239            --           3,183

SIX MONTHS
ENDED JULY 3, 1999
Sales to unaffiliated
  customers                                $ 24,233          $1,874         $5,587         $2,692       $    --        $ 34,386
Intercompany sales                            3,837              --          1,081             14        (4,932)             --
Operating profit                                308              37            668            183           103           1,299
Identifiable assets                          45,529             742          8,422          6,297          (244)         60,746
Depreciation expense                          1,860              19            404            157            --           2,440
Capital expenditures                          2,191              46            556            342            --           3,135



         Operating profit is total sales and other operating income less operating expenses. In computing segment operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

         Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $3,471 and $2,824 during the six months ended July 1, 2000, and July 3, 1999, respectively.

                                    Item 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

         Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally, primarily though independent distributors. Approximately 66% of product sales are used by the mobile market, characterized by applications where the equipment is not fixed in place, the operating environment is often unpredictable, and duty cycles are generally moderate to low. The remaining 34% of sales are used by industrial markets, which are characterized by equipment that is fixed in place, typically in a controlled environment, with higher pressures and duty cycles. The Company sells to both markets with a single product line. In 1999, the Company generated approximately 37% of its net sales outside of the United States.

         Orders for the three months ended July 1, 2000, increased $4.8 million, or 30.7%, to $20.3 million compared to the three months ended July 3, 1999. Orders for the six months ended July 1, 2000, increased $9.1 million, or 27.5%, to $42.0 million compared to the six months ended July 3, 1999. The exceptionally strong demand in the first half of the year has not continued. Orders for the three months ended July 1, 2000, decreased $1.4 million or 6.5% compared to the previous quarter. Management believes at the current incoming order rate, third quarter shipments will be lower than in the second quarter.

         The United States National Fluid Power Association reported an 11.0% overall increase in orders for hydraulic products for the first five months of 2000 over the same period a year ago. This increase includes an 11.3% increase in mobile hydraulic orders and a 12.5% increase in industrial hydraulic orders.

         The Company's net sales increased 37.5% for the three months ended July 1, 2000, compared to the three months ended July 3, 1999. Net sales in the three months ended July 1, 2000 increased $1.8 million, or 9.1%, to $21.9 million compared to the previous quarter. Net income increased 60.7% to $1.4 million for the three months ended July 1, 2000, compared to the previous quarter. The $1.8 million increase in sales and the $1.4 million increase in net income were primarily due to improved production rates and productivity in the United States manufacturing operations. Management believes these improvements are the result of the high level of production workload created by the strong first quarter demand, the recently completed capacity expansion program, new manufacturing systems, and quality of supplier parts.

COMPARISON OF THREE MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999

         Net sales increased $6.0 million, or 37.5%, to $21.9 million for the quarter ended July 1, 2000, compared to the quarter ended July 3, 1999. This increase was due to an increase in demand across all business segments and improved manufacturing productivity in the United States operations. Also, net sales in the quarter ended July 3, 1999, were adversely affected by reduced production output in the United States operations related to problems with a new manufacturing system implementation.

         Gross profit increased $3.3 million, or 110.9%, to $6.2 million for the quarter ended July 1, 2000, compared to the quarter ended July 3, 1999. Gross profit as a percentage of net sales increased to 28.3% compared to 18.5% for the second quarter of 1999. This percentage increase was due to substantially higher total net sales in the quarter ended July 1, 2000, and an unusually low gross profit percentage in the quarter ended July 3, 1999, related to problems implementing a new manufacturing system in the United States operations. Also, in the quarter ended July 1, 2000, prime manufacturing costs in the United States operations were lower as a percentage of net sales than the quarter ended July 3, 1999, primarily due to reduced costs of purchased parts. Manufacturing overhead expenses in the United States increased in the quarter ended July 1, 2000, over the same period last year due mainly to higher depreciation expense.

         Selling, engineering and administrative expenses increased 15.5%, or $0.5 million, to $3.6 million in the quarter ended July 1, 2000, compared to $3.1 million in the quarter ended July 3, 1999. This increase was due primarily to increased spending levels for product catalogues and for support and enhancements to new software systems in the United States and the United Kingdom operations.

         Interest expense was $0.3 million for the quarter ended July 1, 2000, compared to $0.2 million for the quarter ended July 3, 1999. This increase was due to an increase in total debt of $1.0 million, and increased interest rates on both lines of credit in the United States, which vary in relation to the United States prime rate.

         Other expense of $0.2 million for the quarter ended July 1, 2000, consisted primarily of the disposal of certain equipment no longer used in production in the United States and United Kingdom operations partially offset by exchange rate gains.

         The provision for income taxes for the quarter ended July 1, 2000, was 35.9% of pretax income, compared to 36.5% of pretax loss for the quarter ended July 3, 1999. Tax savings were realized in the United States from the Sun Hydraulics Foreign Sales Corporation. The Company had previously recorded its provision for income taxes believing an income tax benefit had been obtained for the Korean operation; the tax benefit request was recently denied by the Korean government. Although, the Company plans to resubmit an application for this benefit, management is unsure of the outcome. A retroactive, immaterial adjustment has been recorded in the quarter ended July 1, 2000, to increase the provision for income taxes.

         Net income for the three months ended July 1, 2000, was $1.4 million, compared to a net loss of $0.2 million for the three months ended July 3, 1999.

COMPARISON OF SIX MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999

         Net sales increased $7.6 million, or 22.0%, to $42.0 million for the six months ended July 1, 2000, compared to the six months ended July 3, 1999. This increase was due to an increase in demand across all business segments and improved manufacturing productivity in the United States operations. Also, net sales in the six months ended July 3, 1999, were adversely affected by reduced production output in the United States operations related to problems with a new manufacturing system implementation.

         Gross profit increased $3.8 million, or 51.5%, to $11.3 million for the six months ended July 1, 2000, compared to the six months ended July 3, 1999. Gross profit as a percentage of net sales increased to 26.9% compared to 21.7% for the first six months of 1999. This percentage increase was due to substantially higher total net sales and an unusually low gross profit percentage in the six months ended July 3, 1999, related to problems implementing a new manufacturing system in the United States operations. Also, in the six months ended July 1, 2000, prime manufacturing costs in the United States operations were lower as a percentage of net sales than the six months ended July 3, 1999, primarily due to reduced costs of purchased parts and improved productivity. Manufacturing overhead expenses in the United States increased in the six months ended July 1, 2000, over the same period last year due mainly due to higher depreciation expense.

         Selling, engineering and administrative expenses increased 17.0%, or $1.0 million, to $7.2 million in the six months ended July 1, 2000, compared to $6.2 million in the six months ended July 3, 1999. This increase was due primarily to increased spending levels for product catalogues and for support and enhancements to new software systems installed last year in the United States and the United Kingdom operations.

         Interest expense was $0.6 million for the six months ended July 1, 2000, compared to $0.4 million for the six months ended July 3, 1999. This increase was due to an increase in total debt of $1.0 million, and increased interest rates on both lines of credit in the United States, which vary in relation to the United States prime rate.

         The provision for income taxes for the six months ended July 1, 2000, was 33.3% of pretax income, compared to 31.2% of pretax income for the six months ended July 3, 1999. The change in rate was primarily due to the mix in pretax income in the operating business segments. Tax savings were realized in the United States from the Sun Hydraulics Foreign Sales Corporation. The Company had previously recorded its provision for income taxes believing an income tax benefit had been obtained for the Korean operation; the tax benefit request was recently denied by the Korean government. Although, the Company plans to resubmit an application for this benefit, management is unsure of the outcome. A retroactive, immaterial adjustment has been recorded for the six months ended July 1, 2000 to increase the provision for income taxes.

         Net income for the six months ended July 1, 2000, was $2.2 million compared to $0.5 million for the six months ended July 3, 1999.


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

         Cash flow from operations for the six months ended July 1, 2000, increased $3.3 million to $5.3 million compared to $2.0 million for the six months ended July 3, 1999. This increase was due to higher net income and improved utilization of working capital. Capital expenditures, consisting primarily of purchases of machinery and equipment, were $3.2 million for the six months ended July 1, 2000, compared to $3.1 million for the six months ended July 3, 1999. On March 15, 2000, the Company invested an additional $0.1 million in its 50/50 joint venture agreement in China. (Also, see Note 3 to the Consolidated Financial Statements.)

         In 1996, the Company was awarded a grant of $0.4 million by the German government, which helped to offset the cost of the German facility. The grant required that the German operation employ 26 people by June 30, 1998. Although, this deadline was extended several times, it has been determined that $0.1 million must be repaid during the third quarter because the hiring criteria was not met. Since this item was recorded as a deferred grant, the repayment will affect only cash; it will not affect net income except with respect to the interest component, which is immaterial in amount.

         The Company has four revolving lines of credit: two in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties. For an analysis of Company debt, see Note 4 to the Consolidated Financial Statements.

         The Company has notes payable to five former shareholders that bear interest at a weighted rate of 15% and have terms expiring in one to four years. These notes were issued by the Company in 1989 and 1990, in connection with the repurchase of shares of common stock from former shareholders and do not allow for prepayment by the Company. At July 1, 2000, $0.3 million was outstanding under these notes.

         The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.

         The Company declared a quarterly dividend of $0.04 per share to shareholders of record on June 30, 2000, which was paid on July 15, 2000.

SEASONALITY AND INFLATION

         The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. The Company does not believe that inflation had a material effect on its operations for the periods ended July 1, 2000, and July 3, 1999. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

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

         Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company's products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and
(vi) changes relating to the Company's international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Business", including under the subheading "Business Risk Factors" in the Company's Form 10-K for the year ended January 1, 2000, and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in this Form 10-Q for the quarter ended July 1, 2000. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.
         None.

Item 2.  Changes in Securities.
         None.

Item 3.  Defaults upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of the Company was held on May 13, 2000. At the meeting, the following actions were taken by the shareholders:

         John S. Kahler and Robert E. Koski were reelected as Directors to serve until the Annual Meeting in 2003; Allen J. Carlson was elected as a Director to serve until the Annual Meeting in 2003; Christine L. Koski was elected as a Director to serve until the Annual Meeting in 2002; until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

                                                For                Withheld
     Allen J. Carlson                           3,919,281            4,050
     John S. Kahler                             3,919,281            4,050
     Christine L. Koski                         3,919,281            4,050
     Robert E. Koski                            3,918,881            4,450

         The appointment of PricewaterhouseCoopers, LLP, as the Company's independent certified public accountants for the year 2000 was ratified and approved. The voting on the proposal was as follows:

                        FOR                     3,922,629
                        AGAINST                       702



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

  27.1 Financial Data Schedule for period ended July 1, 2000 (for SEC purposes only).


 +  Executive management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

    Report on Form 8-K (dated December 8, 1999) filed January 12, 2000, announcing the election of Allen J. Carlson as Vice President of the Company.

    Report on Form 8-K (dated March 7, 2000) filed March 10, 2000, announcing year-end 1999 and fourth quarter financial results.

    Report on Form 8-K (dated April 28, 2000) filed May 4, 2000, announcing anticipated management changes and 1st quarter financial results

    Report on Form 8-K (dated May 12, 2000) filed May 18, 2000, announcing management changes and quarterly dividend.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 7, 2000.

                                     SUN HYDRAULICS CORPORATION


                                     By: /s/ Richard J. Dobbyn
                                        ---------------------------------------
                                             Richard J. Dobbyn
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

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

  4.26 Renewal Master Note, dated July 23, 1999, in the amount of $5,000,000.00 between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference.)

  4.27 Loan Agreement, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference.)

  4.28 Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit
           4.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference.)

  4.29     Promissory Note, dated July 23, 1999, in the amount of
           $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference.)

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

  27.1 Financial Data Schedule for period ended July 1, 2000 (for SEC purposes only).

 +  Executive management contract or compensatory plan or arrangement.