Form 10-Q
period 2000-09-30
SUN HYDRAULICS CORP
filed 2000-11-07
CIK 1024795

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2000                                Commission file number 0-21835

                           SUN HYDRAULICS CORPORATION
            --------------------------------------------------------
            (Exact Name of Registration as Specified in its Charter)

                 FLORIDA                                     59-2754337
     -------------------------------                    ------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

     1500 WEST UNIVERSITY PARKWAY
           SARASOTA, FLORIDA                                   34243
----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)

                                  941/362-1200
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The Registrant had 6,384,948 shares of common stock, par value $.001, outstanding as of October 30, 2000.

================================================================================

                           Sun Hydraulics Corporation
                                      INDEX
                 For the second quarter ended September 30, 2000


                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 (unaudited)
              and January 1, 2000                                                                         3

         Consolidated Statements of Operations for the
              Three Months Ended September 30, 2000 (unaudited) and October 2, 1999 (unaudited)           4

         Consolidated Statements of Operations for the
              Nine Months Ended September 30, 2000 (unaudited) and October 2, 1999 (unaudited)            5

         Consolidated Statement of Changes in Shareholders' Equity and
              Comprehensive Income for the Nine Months Ended September 30, 2000
              (unaudited) and the Year Ended January 1, 2000                                              6

         Consolidated Statements of Cash Flows
              for  the Nine Months Ended September 30, 2000 (unaudited) and October 2, 1999 (unaudited)   7

         Notes to Consolidated Financial Statements                                                       8

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                           11

                  Forward Looking Information                                                             15

PART II. OTHER INFORMATION                                                                                16

     Item 1.      Legal Proceedings

     Item 2.      Changes in Securities

     Item 3.      Defaults Upon Senior Securities

     Item 4.      Submission of Matters to a Vote of Security Holders

     Item 5.      Other Information

     Item 6.      Exhibits and Reports on Form 8-K                                                        17

                          PART I: FINANCIAL INFORMATION
                                     Item 1.

SUN HYDRAULICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                           SEPTEMBER 30,  JANUARY 1,
                                                               2000          2000
                                                           (UNAUDITED)
        ASSETS
Current assets:
   Cash and cash equivalents                                 $ 2,150      $ 1,122
   Accounts receivable, net of allowance for
      doubtful accounts of $156 and $196                       7,113        6,260
   Inventories                                                 8,873        8,131
   Taxes receivable                                               --          455
   Other current assets                                          426          591
                                                             -------      -------

        Total current assets                                  18,562       16,559

Property, plant and equipment, net                            45,546       46,529
Other assets                                                   1,041          986
                                                             -------      -------

        Total assets                                         $65,149      $64,074
                                                             =======      =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $ 2,005      $ 2,712
   Accrued expenses and other liabilities                      2,289        1,464
   Long-term debt due within one year                          1,795        3,033
   Notes payable to related parties due within one year          135          378
   Dividends payable                                             255          255
   Taxes payable                                                 148           --
                                                             -------      -------

        Total current liabilities                              6,627        7,842

Long-term debt due after one year                             10,372       10,830
Notes payable to related parties due after one year               66          101
Deferred income taxes                                          4,101        4,125
Other noncurrent liabilities                                     490           --
                                                             -------      -------

        Total liabilities                                     21,656       22,898
                                                             -------      -------

Commitments and contingencies

Shareholders' equity:
   Preferred stock                                                --           --
   Common stock                                                    6            6
   Capital in excess of par value                             24,486       24,486
   Retained earnings                                          18,661       16,173
   Accumulated other comprehensive income                        340          511
                                                             -------      -------

        Total shareholders' equity                            43,493       41,176
                                                             -------      -------

        Total liabilities and shareholders' equity           $65,149      $64,074
                                                             =======      =======

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED
                                                  SEPTEMBER 30,    OCTOBER 2,
                                                       2000            1999
                                                  -------------    ----------
                                                           (UNAUDITED)
NET SALES                                           $19,973         $17,664

Cost of sales                                        14,465          13,174
                                                    -------         -------

GROSS PROFIT                                          5,508           4,490

Selling, engineering and
 administrative expenses                              3,621           3,157
                                                    -------         -------

OPERATING INCOME (LOSS)                               1,887           1,333

Interest expense                                        293             264
Miscellaneous expense (income)                           44             178
                                                    -------         -------

INCOME (LOSS) BEFORE INCOME TAXES                     1,550             891

Income tax provision                                    528             303
                                                    -------         -------

NET INCOME (LOSS)                                   $ 1,022         $   588
                                                    =======         =======

BASIC NET INCOME PER COMMON SHARE                   $  0.16         $  0.09

WEIGHTED AVERAGE SHARES OUTSTANDING                   6,385           6,384

DILUTED NET INCOME PER COMMON SHARE                 $  0.16         $  0.09

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING           6,540           6,536

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       NINE MONTHS ENDED
                                                  SEPTEMBER 30,    OCTOBER 2,
                                                      2000            1999
                                                  -------------    ----------
                                                          (UNAUDITED)
NET SALES                                           $61,938         $52,050

Cost of sales                                        45,127          40,100
                                                    -------         -------

GROSS PROFIT                                         16,811          11,950

Selling, engineering and
 administrative expenses                             10,831           9,317
                                                    -------         -------

OPERATING INCOME                                      5,980           2,633

Interest expense                                        896             693
Miscellaneous (income) expense                          184             312
                                                    -------         -------

INCOME BEFORE INCOME TAXES                            4,900           1,628

Income tax provision                                  1,645             532
                                                    -------         -------

NET INCOME                                          $ 3,255         $ 1,096
                                                    =======         =======

BASIC NET INCOME PER COMMON SHARE                   $  0.51         $  0.17

WEIGHTED AVERAGE SHARES OUTSTANDING                   6,385           6,378

DILUTED NET INCOME PER COMMON SHARE                 $  0.50         $  0.17

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING           6,539           6,531

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(IN THOUSANDS)


                                                                                                          ACCUMULATED
                                                                           CAPITAL IN                        OTHER
                                                             COMMON         EXCESS OF        RETAINED    COMPREHENSIVE
                                                SHARES       STOCK          PAR VALUE        EARNINGS       INCOME          TOTAL
Balance, January 1, 2000                         6,385      $     6      $     24,486      $   16,173      $    511       $ 41,176

Dividends declared                                                                               (767)                        (767)
Comprehensive income:
  Net income                                                                                    3,255                        3,255
    Foreign currency translation adjustments                                                                   (171)          (171)
                                                                                                                          --------

Comprehensive income                                                                                                         3,084
                                                 -----      -------      ------------      ----------      --------       --------
Balance, September 30, 2000 (unaudited)          6,385      $     6      $     24,486      $   18,661      $    340       $ 43,493
                                                 =====      =======      ============      ==========      ========       ========

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,      OCTOBER 2,
                                                               2000               1999
                                                           -------------      ----------
                                                                    (UNAUDITED)
Cash flows from operating activities:
   Net income                                                $ 3,255          $  1,096
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                            4,192             3,705
      (Gain)/Loss on disposal of assets                          276               139
      Compensation expense-stock issued                                             13
      Provision for deferred income taxes                        (24)               (3)
      (Increase) decrease in:
        Accounts receivable                                     (813)           (1,238)
        Allowance for doubtful accounts                          (40)             (170)
        Inventories                                             (742)              888
        Income tax receivable, net                               320                --
        Other current assets                                     165               139
        Other assets                                               3                (8)
      Increase (decrease) in:
        Accounts payable                                        (707)             (550)
        Accrued expenses and other liabilities                   825              (432)
        Income taxes payable, net                                283              (270)
        Other liabilities                                        490                --
                                                             -------          --------
Net cash provided by operating activities                      7,483             3,309
                                                             -------          --------
Cash flows from investing activities:
   Investment in acquisition and joint venture                  (100)               --
   Capital expenditures                                       (3,545)           (5,517)
   Proceeds from dispositions of equipment                       102                56
                                                             -------          --------
Net cash used in investing activities                         (3,543)           (5,461)
                                                             -------          --------
Cash flows from financing activities:
   Proceeds from debt                                          2,999            10,357
   Repayment of debt                                          (4,695)           (7,697)
   Repayment of notes payable to related parties                (278)             (568)
   Proceeds from exercise of stock options                        --                75
   Dividends to shareholders                                    (767)             (764)
                                                             -------          --------
Net cash provided by (used in) financing activities           (2,741)            1,403
                                                             -------          --------
Effect of exchange rate changes on cash and
  cash equivalents                                              (171)              244
                                                             -------          --------
Net increase (decrease) in cash and cash equivalents           1,028              (505)
Cash and cash equivalents, beginning of period                 1,122             1,592
                                                             -------          --------
Cash and cash equivalents, end of period                     $ 2,150          $  1,087
                                                             =======          ========
Supplemental disclosure of cash flow information:
   Cash paid for:
Interest (including amounts capitalized)                     $   896          $    777
                                                             =======          ========
Income taxes                                                 $ 1,065          $    805
                                                             =======          ========
Non-cash tax effect of non-qualified stock options           $    --          $     12
                                                             =======          ========
Stock issued to employees                                    $    --          $     13
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

2.       BUSINESS

         Sun Hydraulics Corporation and its wholly owned subsidiaries (the "Company") design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, and Korea. Sun Hydraulics Corporation ("Sun Hydraulics"), with its main offices located in Sarasota, Florida, designs, manufactures and sells primarily through independent distributors. Sun Hydraulik Holdings Limited ("Sun Holdings"), a wholly owned subsidiary of Sun Hydraulics, was formed to provide a holding company vehicle for the European market operations; its wholly owned subsidiaries are Sun Hydraulics Limited (a British corporation, "Sun Ltd.") and Sun Hydraulik GmbH (a German corporation, "Sun GmbH"). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH, located in Erkelenz, Germany, designs, manufactures and markets the Company's products in German-speaking European markets. Sun Hydraulics Korea Corporation ("Sun Korea"), a wholly owned subsidiary of Sun Hydraulics, located in Inchon, Korea, operates a manufacturing and distribution facility.

3.       LONG-TERM DEBT (in thousands)

         On July 23, 2000, the Company replaced its $5,000 unsecured, revolving credit facility with a two year, unsecured, revolving credit facility of $7,500 and converted the outstanding balance of $5,677 on its $7,500 secured, revolving credit facility to a four year, secured, term loan. The $7,500 credit facility has an interest rate equal to the bank lender's prime rate less 1% or LIBOR plus 1.9% for predetermined periods of time, at the Company's option. The term loan has an interest rate equal to the bank lender's prime rate less 1%. At September 30, 2000, the interest rate for both facilities was 7.99%. At September 30, 2000, the balances outstanding on the unsecured and secured facilities were $0 and $5,476, respectively. Both credit facilities are subject to certain debt covenants.

         In April 2000, the Company obtained a loan in Korea for approximately $107, secured by equipment. The loan has a variable interest rate of between 3% and 5%; the current rate on the loan is 4%. Terms are monthly interest payments only through April 2003, and monthly principal and interest payments from May 2003 through April 2006.

         On September 8, 2000, the Company obtained a loan in Korea for approximately $90, secured by equipment. The loan has a fixed interest rate of 10.2%. Monthly payments of interest and principle begin in November 2000, with the final payment due in September 2001.

4.       COMPREHENSIVE INCOME

         In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the third quarter and year-to-date periods, were as follows (in thousands):


                                     Three Months ended                   Nine Months Ended
                                September 30,    October 2,         September 30,     October 2,
                                    2000            1999                2000             1999
                                -------------    ----------         -------------     ----------
Net Income                         $1,022           $588               $3,255           $1,096

Foreign currency translation
  adjustments (net of taxes)           44            192                 (171)             244
                                   ------           ----               ------           ------

Comprehensive income               $1,066           $780               $3,084           $1,340
                                   ======           ====               ======           ======

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

         Segment information is as follows:


                              United                   United
                              States       Korea       Kingdom      Germany     Elimination    Consolidated
THREE MONTHS
ENDED SEPTEMBER 30, 2000
Sales to unaffiliated
  customers                $  13,614    $   1,488    $    3,305    $   1,566     $      --     $   19,973
Intercompany sales             2,959           --           471            8        (3,438)            --
Operating profit               1,156          112           568           96           (45)         1,887
Depreciation and
  amortization                 1,068           44           222           70            --          1,404
Capital expenditures             619           24           116         (395)           --            364

THREE MONTHS
ENDED OCTOBER 2, 1999
Sales to unaffiliated
  customers                $  12,700    $   1,052    $    2,653    $   1,259     $      --     $   17,664
Intercompany sales             2,108           --           546           11        (2,665)            --
Operating profit                 917           14           339           70            (7)         1,333
Depreciation expense             946           37           205           77             -          1,265
Capital expenditures           1,816            8           534           24             -          2,382

NINE MONTHS
ENDED SEPTEMBER 30, 2000
Sales to unaffiliated
  customers                $  43,032    $   4,343    $    9,905    $   4,658     $      --     $   61,938
Intercompany sales             8,885           --         1,429           23       (10,337)            --
Operating profit               4,090          277         1,418          275           (80)         5,980
Identifiable assets           49,709        3,363         8,862        5,654        (2,439)        65,149
Depreciation and
  amortization                 3,214          117           660          201            --          4,192
Capital expenditures           2,558          430           713         (156)           --          3,545

NINE MONTHS
ENDED OCTOBER 2, 1999
Sales to unaffiliated
  customers                $  36,933    $   2,926    $    8,240    $   3,951     $      --     $   52,050
Intercompany sales             5,945           --         1,627           25        (7,597)            --
Operating profit               1,226           51         1,007          253            96          2,633
Identifiable assets           47,126        2,753         8,689        6,299        (2,348)        62,519
Depreciation expense           2,806           56           609          234            --          3,705
Capital expenditures           4,007           54         1,090          366            --          5,517

         Operating profit is total sales and other operating income less operating expenses. In computing segment operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

         Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $5,150 and $4,102 during the nine months ended September 30, 2000, and October 2, 1999, respectively.

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

         Consolidated orders for the three months ended September 30, 2000, increased $1.0 million, or 5.9%, to $17.6 million compared to the three months ended October 2, 1999. However, domestic orders decreased $0.8 million, or 7.5%, over that same time frame. Compared to the previous quarter, orders for the three months ended September 30, 2000, decreased $2.7 million, or 13.4%. Domestic orders decreased 20.2% over the same time frame, accounting for $2.5 million of the $2.7 million decrease. Management believes that the order decrease is reflective of a general slowdown in manufacturing activity in the United States. The United States National Fluid Power Association (NFPA) reported a 1.5% decrease in total hydraulic orders for the three months ended September 30, 2000 compared to the same three months of 1999.

         For the nine months ended September 30, 2000, consolidated orders increased $10.0 million, or 20.3%, to $59.5 million, compared to the nine months ended October 2, 1999. In the first nine months of 2000, domestic orders increased 15.1% compared to the same time period in 1999. For the nine months ended September 30, 2000, NFPA reported a 6.5% increase in total hydraulic orders compared to the same period in 1999.

         Net sales for the three months ended September 30, 2000, decreased $1.9 million, or 8.8%, compared to the previous quarter. While management does not believe that the aforementioned manufacturing slowdown is either severe or long term, fourth quarter net sales are estimated to be 15% less than the third quarter.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

         Net sales increased $2.3 million, or 13.1%, to $20.0 million for the quarter ended September 30, 2000, compared to the quarter ended October 2, 1999. Net sales in the United States operations increased $0.9 million, or 7.2%, despite a decrease in orders of $0.8, or 6.4%. This

7.2% sales increase was primarily due to increased production output. Net sales in the United Kingdom, German and Korean operations increased $1.4 million, or 28.0%, on strong demand.

         Gross profit increased $1.0 million, or 22.7%, to $5.5 million for the quarter ended September 30, 2000, compared to the quarter ended October 2, 1999. Gross profit as a percentage of net sales increased to 27.6% compared to 25.4% for the third quarter of 1999. This increase was due to overall higher net sales and reduced prime manufacturing costs as a percentage of net sales in the United States operations, offset by a $0.3 million, or 10.2%, increase in total company manufacturing overhead.

         Selling, engineering and administrative expenses increased 14.7%, or $0.5 million, to $3.6 million in the quarter ended September 30, 2000, compared to $3.2 million in the quarter ended October 2, 1999. This increase was due primarily to increased spending levels for product catalogues, support and enhancements to new software systems, consulting fees and an additional charge for warranty expense.

         Interest expense was $0.3 million for the quarter ended September 30, 2000, compared to $0.3 million for the quarter ended October 2, 1999. This reflects a higher average interest rate on lower debt.

         Other expenses decreased to less than $0.1 million for the quarter ended September 30, 2000, compared to $0.2 last year and consisted primarily of foreign currency exchange losses offset by interest income.

         The provision for income taxes for the quarter ended September 30, 2000, was 34.0% of pretax income, compared to 34.0% for the quarter ended October 2, 1999.

         Net income for the three months ended September 30, 2000, was $1.0 million, compared to $0.6 million for the three months ended October 2, 1999.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

         Net sales increased $9.9 million, or 19.0%, to $62.0 million for the nine months ended September 30, 2000, compared to the nine months ended October 2, 1999. This increase was due to an increase in demand across all business segments and improved manufacturing productivity in the United States operations. Also, net sales in the nine months ended October 2, 1999, were adversely affected by reduced production output in the United States operations related to problems with a new manufacturing system implementation.

         Gross profit increased $4.9 million, or 40.7%, to $16.8 million for the nine months ended September 30, 2000, compared to the nine months ended October 2, 1999. Gross profit as a percentage of net sales increased to 27.1%, compared to 23.0% for the first nine months of 1999. This percentage increase was due to substantially higher total net sales in 2000 and an unusually low gross profit percentage in the nine months ended October 2, 1999, related to problems implementing a new manufacturing system in the United States operations. Also, in the nine months ended September 30, 2000, prime manufacturing costs in the United States operations were lower as a percentage of net sales than the nine months ended October 2, 1999, primarily due to reduced costs of purchased parts and improved productivity in the current year. Manufacturing overhead expenses in the United States increased $0.9 million, or 9.4%, in the nine months ended September 30, 2000, compared to the same period last year. Depreciation expense accounted for $0.5 million of the $0.9 million increase.

         Selling, engineering and administrative expenses increased 16.2%, or $1.5 million, to $10.8 million in the nine months ended September 30, 2000, compared to $9.3 million in the nine months ended October 2, 1999. Major contributors to this increase were higher spending levels for product catalogues and for support and enhancements to new software systems installed last year.

         Interest expense was $0.9 million for the nine months ended September 30, 2000, compared to $0.7 million for the nine months ended October 2, 1999. This increase was due to increased interest rates on both lines of credit in the United States, which vary in relation to the United States prime rate.

         The provision for income taxes for the nine months ended September 30, 2000, was 33.6% of pretax income, compared to 31.0% of pretax income for the nine months ended October 2, 1999. The change in rate was primarily due to the mix in pretax income in the operating business segments.

         Net income for the nine months ended September 30, 2000, was $3.3 million compared to $1.1 million for the nine months ended October 2, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary source of capital has been cash generated from operations, although fluctuations in working capital requirements have been met through borrowings under revolving lines of credit. The Company's principal uses of cash have been to pay operating expenses, make capital expenditures, pay dividends to shareholders, and service debt.

         Cash flow from operations for the nine months ended September 30, 2000, increased $4.2 million to $7.5 million compared to $3.3 million for the nine months ended October 2, 1999. This increase was due to higher net income and depreciation. Capital expenditures, consisting primarily of purchases of machinery and equipment, were $3.5 million for the nine months ended September 30, 2000, compared to $5.5 million for the nine months ended October 2, 1999.

         The Company has three revolving lines of credit: one in the United States, one in England, and one in Germany. None of these arrangements contain pre-payment penalties. For an analysis of Company debt, see Note 4 to the Consolidated Financial Statements.

         The Company has notes payable to five former shareholders that bear interest at a weighted rate of 15% and have terms expiring in one to four years. These notes were issued by the Company in 1989 and 1990, in connection with the repurchase of shares of common stock from former shareholders and do not allow for prepayment by the Company. At September 30, 2000, $0.2 million was outstanding under these notes.

         The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.

         The Company declared a quarterly dividend of $0.04 per share to shareholders of record on September 30, 2000, which was paid on October 15, 2000.

SEASONALITY AND INFLATION

         The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. The Company does not believe that inflation had a material effect on its operations for the periods ended September 30, 2000, and October 2, 1999. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At September 30, 2000, the Company had approximately $5.6 million in variable-rate debt outstanding and, as such, the market risk is immaterial based upon a 10% increase or decrease in interest rates. The Company manages this risk by selecting debt financing at its U.S. bank lender's prime rate less 1%, or the LIBOR rate plus 1.9%, whichever is the most advantageous.

EURO

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

         Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company's products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and
(vi) changes relating to the Company's international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Business", including under the subheading "Business Risk Factors" in the Company's Form 10-K for the year ended January 1, 2000, and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in this Form 10-Q for the quarter ended September 30, 2000. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

           4.30 Loan Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. as Lender, Sun Hydraulics Corporation as Borrower, and Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH as Guarantors.

           4.31 First Amendment to Security Agreement, dated July 23, 2000, by and among between Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation.

           4.32 Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A.

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

          10.6+ Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company's registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference.

           27.1 Financial Data Schedule for period ended September 30, 2000 (for SEC purposes only).

+ Executive management contract or compensatory plan or arrangement.

         (b)     Reports on Form 8-K.

                 Report on Form 8-K (dated August 7, 2000) filed August 14, 2000, announcing second quarter financial results.




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 7, 2000.


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

           4.30 Loan Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. as Lender, Sun Hydraulics Corporation as Borrower, and Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH as Guarantors.

           4.31 First Amendment to Security Agreement, dated July 23, 2000, by and among between Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation.

           4.32 Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A.

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

           27.1 Financial Data Schedule for period ended September 30, 2000 (for SEC purposes only).

+ Executive management contract or compensatory plan or arrangement.