Form 10-K
period 2000-12-30
SUN HYDRAULICS CORP
filed 2001-03-12
CIK 1024795

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2000      Commission file number 0-21835

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 26, 2001, was $23,013,273 based upon the closing sale price of $7.125 on the Nasdaq Stock Market's National Market for that date. As of February 26, 2001, there were 6,384,948 shares outstanding.

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

         Management believes that screw-in hydraulic cartridge valves and manifolds have captured approximately $750 million of the worldwide market for all non-aerospace hydraulic valves and manifolds since their introduction in the 1950s. Management believes this market to be in excess of $4 billion. Screw-in cartridge valves are an accepted alternative to conventional forms of hydraulic valving, offering significant design flexibility, as well as substantial size, weight and efficiency benefits to designers of hydraulic systems. A manifold is a solid block of metal, usually aluminum, steel or ductile iron, that is machined to create threaded cavities and channels into which screw-in cartridge valves are installed and through which the hydraulic fluids flow. Fluid power engineers can package standard or customized manifolds with screw-in cartridge valves to create application-specific, multiple-function hydraulic control systems that are safe, reliable and provide substantial control.

         The Company's products include valves that provide directional control, pressure and flow control, and motion and load control, as well as a variety of other functions. Valves are currently available in up to five different size ranges, and are suitable for flows from 1 to 400 gallons per minute and continuous operating pressures up to 5,000 pounds per square inch. The Company believes its floating construction is a significant competitive advantage due to its self-alignment characteristic that accommodates potential manufacturing deviations common in the thread-making operations of screw-in cartridge valves and manifolds. Floating construction significantly differentiates the Company from most of its competitors, which predominantly design and manufacture rigid screw-in cartridge valves that fit into an industry common cavity. The Company believes that competing products typically do not offer the inherent reliability of the Company's products and cannot provide equivalent operating performance because of the design constraints imposed by the industry common cavity. Some competitors have begun to manufacture products that fit into the Company's cavity. Strategically, the Company believes the markets for its products will expand more rapidly as other competitors manufacture products that fit the Company's cavity. In addition to screw-in cartridge valves, the Company also designs and produces the most comprehensive line of standard, cataloged manifolds in the screw-in cartridge valve and manifold industry, as well as custom manifolds that incorporate the Company's screw-in cartridge valves.

         The Company sells its products primarily through a global network of independent fluid power distributors to a diverse universe of end users, for use in various "mobile" applications, such as construction, agricultural and utility equipment (approximately 66% of net sales), and a broad array of "industrial" applications, such as machine tools and material handling equipment (approximately 34% of net sales). While many of the Company's end users are subject to cyclical demand for their products, the Company mitigates this exposure through the wide variety of applications and industries it serves. Sales to the Company's largest distributor represented less than 7.5% of net sales in 2000, and the Company believes that aggregate sales by its distributors to the largest end user represented less than 3% of net sales in 2000.

         The Company believes that screw-in cartridge valves will continue to achieve significant growth at the expense of conventional hydraulic valves as design engineers recognize the inherent advantages of screw-in cartridge valves. The Company believes that additional growth potential for screw-in cartridge valve applications exists as a result of a trend toward miniaturization as end users require smaller, lighter-weight and more efficient components. Custom manifolds that utilize screw-in cartridge valves allow customers to design an optimal solution for control of their fluid power systems that significantly reduces assembly time and expense. The United States and Western Europe are the largest developed markets for screw-in cartridge valves and the Company believes these markets will continue to expand. The Company believes the long-term future growth prospects are particularly attractive in the Pacific Rim, Eastern Europe, and South America where the adoption of screw-in cartridge valves is in the early stage. During 2000, approximately 40% of the Company's net sales were outside the United States.

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

         Expand the Product Line. The Company is continuously engaged in new product development programs to offer new and better cartridge valve solutions to its customers. New cartridge products generally fit into existing cavities, often allowing them to be installed in existing standard manifolds. The Company also sizes its products to meet different application requirements. The recent introduction of the Series `0' products in 1996 halved the flow capacity of the Company's Series `1' products. In the future, the Company may continue to size some of its products with the intent of offering products suitable for different application areas. In 1999, the Company introduced the first products in a new range of electrically actuated (solenoid) cartridge valves. The new solenoid cartridge valves establish a foundation to expand this range of products into other electrically actuated control valves, including proportional controls. With the introduction of these products, the Company believes it gains the opportunity to obtain sales for which it previously could not compete, and further believes that the solenoid cartridge valves will help increase sales of the Company's other cartridge valve and manifold products.

         Capitalize on Custom Manifold Opportunities. Because fluid power system design engineers are increasingly incorporating screw-in cartridge valves into custom control systems, the Company will concentrate its efforts in custom manifolds in two ways. The Company will design and manufacture manifolds, which incorporate the Company's screw-in cartridge valves for sale to original equipment manufacturers ("OEMs"). The Company's internally-developed, proprietary expert system software allows the Company to manufacture manifolds efficiently in low quantities. The Company will also encourage competitive manifold manufacturers to utilize the Company's screw-in cartridge valves in their manifold designs. The Company sells tooling for machining its cavities, allowing independent manifold manufacturers easily to incorporate the Company's screw-in cartridge valves into their designs.

         Expand Global Presence. The Company intends to continue to increase its global presence through expansion of its distribution network and its international manufacturing capabilities. In addition to operating units in the United States, England, Germany, Korea and a joint venture in China, the Company has strong distributor representation in most developed and developing markets, including Canada, Western Europe, Taiwan, Singapore, Australia, and Japan. In 2000, the Company generated approximately 40% of its net sales outside the United States. Key areas for expansion where the Company has minimal presence include Central and South America, China and Eastern Europe. The Company believes that further expansion of its international manufacturing facilities could enhance its competitive position in certain foreign markets. In addition, custom manifolds provide an opportunity for operating units and distributors to offer significant value-added content through the local production of manifolds that incorporate the Company's screw-in cartridge valves. This strategy helps minimize potential tariffs and duties that could inflate the price of the Company's products in foreign markets.

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

         Leverage Manufacturing Capability and Know-how as Competitive Advantages. The Company believes that one of its competitive advantages is its ability to manufacture products to demanding specifications. The Company's strong process capability allows it to machine parts to exacting dimensional tolerances, resulting in the high performance characteristics of its screw-in cartridge valves. The Company has the ability to control manufacturing processes to replicate products consistently and can, if desired, manufacture most of the components of its products with the exception of springs, elastomer seals, and electrical coils. The Company has in-house heat treatment capability to provide consistent and reliable control of this critical operation. Many of the processes discovered and/or developed by the Company often allow cartridge valve design engineers to create new products that otherwise may not have been considered.

         Sell Through Distributors. Due to the variety of potential customers and the Company's desire to avoid unnecessary bureaucracy, the sales function has been performed primarily by independent distributors. The Company has approximately 75 distributors, 52 of which are located outside the United States, and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. Many of these distributors sell products manufactured by other companies that allow them to provide a complete hydraulic system to the customer. The Company provides a high level of technical support to its distributors through open access to the Company's engineering staff, technical documentation, and technical training programs. In addition, the Company maintains close relationships with many OEMs and end users of its products to help it understand and predict future needs for fluid power control devices and to test and refine new product offerings.

         Brand Label and License Manufacturing where desirable. Two areas the Company has not historically exploited to increase the market penetration of its products are brand labeling and manufacturing licensing agreements. In 1999, the Company entered into a non-exclusive supply agreement with Mannesmann Rexroth, A.G. ("Rexroth"), a German full-line hydraulic component and systems manufacturer, under which the Company will manufacture selected products carrying the Rexroth logo. In addition, the Company has a non-exclusive licensing agreement whereby Rexroth will manufacture some of the Company's products for use in its own fluid power systems. The Company may also consider entering into similar agreements with other manufacturers of fluid power components if it deems it to be of strategic benefit.

PRODUCTS

SCREW-IN CARTRIDGE VALVES

         The Company designs and manufactures high-performance, screw-in hydraulic cartridge valves in up to five size ranges, suitable for flows from one to 400 gallons per minute and continuous operating pressures up to 5,000 pounds per square inch. The floating construction pioneered by the Company provides demonstrable performance and reliability advantages compared to most competitors' product offerings due to its self-alignment characteristic that accommodates potential manufacturing deviations common in the thread-making operations of screw-in cartridge valves and manifolds. This floating construction significantly differentiates the Company from most of its competitors, which design and manufacture rigid screw-in cartridge valves that fit an industry common cavity. The floating construction of the Company's screw-in cartridge valves eliminates the tendency of working parts inside the cartridge valves to bind when screwed into the manifold, which leads to unnecessary stress and, often, premature failure. Recently some competitors have begun to manufacture products that fit the Company's cavity. Strategically, the Company believes the markets for its products will expand more rapidly if other sources are available for products that fit the Company's cavity. One company specifically, Rexroth, has formally announced that it will begin designing and manufacturing a line of screw-in cartridge valves that fit the Company's cavity. The Company considers this announcement a strong endorsement of its design principles and is working with Rexroth as it begins its design program.

         The Company has historically developed new market opportunities by sizing its screw-in cartridge valves to accommodate application requirements with various flow ranges. Most recently, the Company sized some of its products downward and introduced its series `0' valve in 1996. Management believes that these products contribute to increased sales because of their suitability to a broad segment of market-application areas. Management believes that upward sizing of the product line may represent an opportunity for future growth.

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

                  Load Control Valves. The Company considers itself to be the world's recognized leader in the design and manufacture of load control valves and believes that it holds a dominant market share position in multiple end use applications. Load control valves are pressure devices that are used to control the motion and locking of linear and rotary hydraulic actuators (cylinders and motors) and often are used as safety devices in many critical system areas. Typical applications for these products include cranes, manlifts, and aerial platforms. The uncompromising requirement for smooth and reliable operation in these applications has helped build the Company's reputation as a high quality, screw-in cartridge valve manufacturer. Load control valves represent the Company's largest selling product family. The Company believes that most valves that fit the Company's cavity that are being manufactured by competitors are load control valves. The Company does not believe any competitive manufacturer produces sufficient volume, or offers the variety of different valve configurations that the Company does, to materially affect the Company's revenues.

                  Pressure Control Valves. The Company manufactures a variety of screw-in cartridge valves that control pressure in fluid power systems. Types of pressure controls include relief valves, reducing valves, reducing/relieving valves, sequence valves, and unloading valves. Typically, the Company provides many alternatives of each different type of pressure control valve, which allows machine designers to more optimally design their fluid power systems. Most hydraulic systems incorporate at least one pressure relief valve for over-pressure protection. A new, patented "soft-ramp" relief valve recently designed by the Company is being introduced in 2001.

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

         - Pre-packaged Valve Assemblies are pre-configured packages designed to control common hydraulic circuits such as hydrostatic drives, accumulator unloading, and cylinder regeneration. These products typically contain at least two dissimilar cartridges and allow designers to conveniently purchase a standard valve package for common hydraulic circuit requirements.

         Custom Manifolds. Custom manifolds are designed for a customer-specific application and typically combine many different screw-in cartridge valves in a single package or multiple packages. The Company's internally-developed, proprietary expert system software allows the Company to manufacture manifolds efficiently in low volumes. The innovative design of the Company's screw-in cartridge valves allows manifolds to be physically smaller for certain applications than functionally similar manifolds containing competitors' screw-in cartridges that fit industry common cavities. The Company believes many of the custom manifolds that incorporate cartridge valves, which fit industry common cavities require testing after assembly. The Company does not routinely test manifolds that contain its screw-in cartridge valves because of the inherent reliability of the cartridge valves and believes this provides a significant competitive advantage. Custom manifolds provide many benefits to end users and equipment manufacturers, including reduced assembly time, reduced leakage points, neater packaging, potentially fewer hose and fitting connections, and more control functions in a single location.

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

         The Company controls most critical finishing processes in-house but does rely on a small network of outside manufacturers to machine cartridge components to varying degrees of completeness. Many high-volume machining operations are performed exclusively at outside suppliers. The Company is very selective in establishing its supplier base and attempts to develop and maintain long-term relationships with suppliers. The Company continually reviews all of its suppliers to improve the quality incoming parts and to assess opportunities for better control of both price and quality. Manufacturing processes at the existing facilities in the United States, England and Korea are certified to ISO 9002.

SALES AND MARKETING

         The Company's products are sold globally, primarily through independent fluid power distributors. Distributors are supported with product education programs conducted by the Company at its facilities. Technical support is provided by each of the Company's manufacturing operations (Florida, England, Germany, Korea, and China). Included in the Company's sales and marketing staff are hydraulic engineers who have significant experience in the fluid power industry. Discount pricing structure encourage distributors to buy in moderate to high volumes to ensure there is a local inventory of products in the marketplace.

         The Company currently has approximately 75 distributors, 52 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2000, sales to the Company's largest distributor represented less than 7.5% of net sales and net sales outside of the United States represented approximately 40% of total net sales.

         In addition to distributors, the Company sells directly to other companies within the hydraulic industry under a pricing program that does not undermine the primary distributors' efforts. Companies that participate in this program utilize the Company's products in a value-added application, integrating the Company's screw-in cartridge valves into other fluid power products or systems of their manufacture. Management believes this strategy strengthens the Company by encouraging other manufacturers to buy from the Company. The "goodwill" relationships that result from this strategy also help to keep the Company abreast of technological advances within the fluid power industry, aiding in new product development.

         In 1999, the Company signed a non-exclusive supply agreement with Rexroth, a German manufacturer of fluid power components and systems, which allows Rexroth to purchase the Company's standard products for incorporation into its hydraulic systems. Rexroth is one of the largest hydraulic manufacturers of fluid power systems in the world and has significant presence in all major markets. Through this relationship, the Company believes that it will gain entry into new markets, both geographically and for new applications. Management anticipates that it will evaluate similar agreements with other manufacturers' of fluid power components when to do so would be of strategic benefit.

         While the Company principally sells its products through distributors, it provides end users with technical literature that sometimes include suggested list prices along with suggested customer discounts. This program is intended to provide design engineers with all information necessary to specify and obtain the Company's products. Publishing and distributing technically comprehensive catalogs in multiple languages makes the Company's products easy to purchase.

CUSTOMERS

         The Company believes that its single largest end use customer represented less than 3% of net sales in 2000, minimizing risks of dependence on major customers. Management does not believe that the loss of any one customer would not have a material adverse effect on the Company's business. End-users are classified by whether their primary applications for the Company's products are "mobile" or "industrial."

         Mobile applications involve equipment that generally is not fixed in place and is often operated in an uncontrolled environment, such as construction, agricultural and utility equipment. Mobile customers were the original users of screw-in cartridge valves due to the premium that these industries place on considerations of space, weight, and cost. Mobile customers currently account for approximately 66% of the Company's net sales.

         Industrial applications involve equipment that generally is fixed in place in a controlled environment. Examples include presses, injection molding equipment, and machine tools. The requirements of the industrial marketplace are more demanding than most mobile applications since industrial equipment typically operates at significantly higher cycles. The Company's products are designed to withstand these operating imperatives, and industrial applications currently account for approximately 34% of the Company's net sales. Many conventional valve designs are still used in industrial applications and represent substitution opportunities for the Company's products.

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

COMPETITION

         The hydraulic valve industry is highly fragmented and intensely competitive. The Company has a large number of competitors, some of which are full-line producers and others that are niche suppliers similar to the Company. Most competitors market globally. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by the Company. There has been increasing consolidation activity within the industry recent years, with large, full-line producers filling out their product lines by acquiring or entering into relationships with other hydraulics companies, and management expects there will be further consolidation in the future. The Company believes that it competes based upon quality, reliability, price, value, speed of delivery and technological characteristics.

         Most of the Company's screw-in cartridge valve competitors produce screw-in cartridge valves that fit an industry common cavity that sometimes allows their products to be interchangeable. The industry common cavity is not currently supported by any national or global standards organizations. Although the International Standards Organization (ISO) has developed a standard screw-in cartridge cavity that is different from the industry common cavity, the Company is not aware of any major competitor that currently produces a full line of standard products conforming to the ISO standard. The Company does not manufacture a product that fits either the industry common or the ISO standard cavity. A few competitors manufacture selected screw-in cartridge valves that fit the Company's cavity. The Company believes the majority of these products are load control valves. To help expand market opportunities, the Company, in late 1999, entered into a non-exclusive sales agreement and a non-exclusive license agreement with Rexroth, under which products will be brand-labeled for, or manufactured under, license by Rexroth using the Company's unique cavity. Management believes that increased use of the Company's cavity will be beneficial in the long term because, although competition will increase, markets and applications for the Company's products also will increase.

         The manifold business is also highly fragmented and intensely competitive. All of the major screw-in cartridge valve manufacturers either manufacture manifolds or have sources that they use on a regular basis. In addition, there are many independent manifold suppliers that produce manifolds incorporating various manufacturers' screw-in cartridge valves, including those made by the Company. Finally, there are many small, independent machine shops that produce manifolds at very competitive prices. Competition in the manifold business is based upon quality, price, relationships based on proximity to the customer, and speed of delivery.

EMPLOYEES

         As of December 30, 2000, the Company had 545 full-time employees in the United States, 86 in England, 20 in Germany, and 44 in Korea. The Company continues to focus its efforts in designing and manufacturing standard products, allowing it to maintain over 90% of its employees in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company's operating units, and management believes that relations with its employees are good.

         Employees are paid either hourly or with an annual salary at rates that are competitive with other companies in the industry and geographic area. Management believes that the combination of competitive salary, above average health and retirement plans, and a safe and pleasant working environment discourages employee turnover and encourages efficient, high-quality production. Nevertheless, due to the nature of the Company's manufacturing business, it is often difficult to attract skilled personnel.

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

PATENTS AND TRADEMARKS

         The Company believes that the growth of its business will be dependent upon the quality and functional performance of its products and its relationship with the marketplace, rather than the extent of its patents and trademarks. The Company's principal trademark is registered internationally in the following countries: Argentina, Australia, Brazil, Canada, Chile, China, France, Germany, Italy, Japan, Korea, Mexico, Peru, Spain, Sweden, Switzerland, the United Kingdom and the United States. While the Company believes that its patents have significant value, the loss of any single patent would not have a material adverse effect on the Company.

BUSINESS RISK FACTORS

         In addition to the other information in this Form 10-K Report, the following should be considered in evaluating the Company's business and its prospects:

         POTENTIAL MARKETPLACE ADOPTION OF INDUSTRY STANDARD. The Company's screw-in cartridge valves fit into a unique cavity for which, to date, few other manufacturers have designed products. Accordingly, the Company's screw-in cartridge valves are not interchangeable with those of other manufacturers. Most competitive manufacturers produce screw-in cartridge valves that fit into an industry common cavity. There is an ongoing effort in the United States to produce a new international standard for screw-in hydraulic cartridge valve cavities based on the industry common cavity. Additionally, the International Standards Organization ("ISO") has an existing industry standard for screw-in hydraulic cartridge valve cavities, which is different from the Company's cavity and the industry common cavity. In the Company's view, the industry common cavity as well as the suggested standardized form of this cavity and the ISO standard cavity fail to address critical functional requirements, which could result in performance and safety problems of significant magnitude for end users. No major competitor has converted its products to fit the ISO standard cavity. Any move by a substantial number of screw-in cartridge valve and manifold manufacturers toward the adoption of ISO standard or another standard, based on the existing industry common cavity, could have a material adverse effect on the Company's business, financial condition and results of operation. See "Business - Competition."

         RISKS RELATING TO GROWTH STRATEGY. In pursuing its growth strategy, the Company intends to expand its presence in its existing markets and enter new geographic markets. In addition, the Company may pursue acquisitions and joint ventures to complement its business. Many of the expenses arising from the Company's expansion efforts may have a negative effect on operating results until such time, if at all, these expenses are offset by increased revenues. The Company initiated capacity expansion programs during 1997-1999, including the construction of new manufacturing facilities in the United States and Germany, plant improvements in England, equipment purchases and, through acquisition, a facility in Korea. The Company, during 1999 and 2000, also completed the implementation of new accounting and manufacturing computer software systems at its Florida and U.K. facilities, and reconfigured its manufacturing units at its two Florida facilities. In addition to monetary expense, these matters required significant attention from senior management and contributed to the Company's past delivery problems. Management has now refocused its efforts on improving delivery times and customer responsiveness, reducing manufacturing costs, and achieving greater profitability. There can be no assurance that the Company will be able to improve its market share or profitability, recover its expenditures for these capital improvements, or successfully implement its growth strategy. See "Business - Strategy."

         The Company's expansion strategy also may require substantial capital investment for the construction of new facilities and their effective operation. The Company may finance the acquisition of additional assets using cash from operations, bank, or institutional borrowings, or through the issuance of debt or equity securities. There can be no assurance that the Company will be able to obtain financing from bank or institutional sources or through the equity or debt markets or that, if available, such financing will be on terms acceptable to the Company.

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

         COMPETITION. The hydraulic valve and manifold industry is highly fragmented and intensely competitive, with the Company facing competition from a large number of competitors, some of which are full-line producers and others that are niche suppliers like the Company. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by the Company. The Company believes that it competes based upon quality, reliability, price, value, speed of delivery and technological characteristics. Many of the Company's screw-in cartridge valve competitors are owned by corporations, which are significantly larger than the Company and have greater financial resources than the Company. There can be no assurance that the Company will continue to be able to compete effectively with these companies.

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

         In addition, the Company competes in the sale of hydraulic valves and manifolds with certain of its customers. Generally, these customers purchase special purpose valves from the Company to meet a specific need in a system, which cannot be filled by any valve made by such customer. To the extent that the Company introduces new valves in the future that increase the competition between the Company and such customer, such competition could adversely affect the Company's relationships with these customers.

         CYCLICALITY. The capital goods industry in general, and the hydraulic valve and manifold industry in particular, is subject to economic cycles. Cyclical downturns could have a material adverse effect on the Company's business, financial condition, and results of operation.

         INTERNATIONAL SALES. In 2000, approximately 40% of the Company's net sales were outside of the United States. The Company is expanding the scope of its operations outside the United States, both through direct investment and distribution and expects that international sales will continue to account for a significant portion of net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions and, particularly in emerging economies, potential political and economic instability and regional conflicts. Furthermore, the Company's international operations generate sales in a number of foreign currencies, particularly British pounds, German marks, Korean Won, or the Euro. Therefore, the Company's financial condition and results of operation are affected by fluctuations in exchange rates between the United States dollar and these currencies. Any or all of these factors could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

         RAW MATERIALS. The primary raw materials used by the Company in the manufacture of its products are aluminum, ductile iron, and steel. There can be no assurance that prices for such materials will remain stable. If the Company is unable to pass through any price increases to its customers, the operating results of the Company will be adversely affected.

         PARTS SUPPLIERS. The Company's largest expense in the cost of sales is purchased cartridge valve parts. There is no assurance that the Company's manufacturing cost and output would not be materially and adversely effected by operational or financial difficulties experienced by a supplier.

         PAYMENT OF DIVIDENDS. Although the Company has paid a cash dividend each quarter since its Common Stock has been publicly traded, there can be no assurance that there will be funds available therefore. The declaration and payment of dividends is subject to the sole discretion of the Board of Directors of the Company and will depend upon the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors, and may be restricted by the terms of the Company's credit agreements.

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

         CONTROL BY CERTAIN SHAREHOLDERS AND MANAGEMENT. Members of the Koski family, including two Directors, Robert E. Koski, the Company's founder and former Chairman, and Christine L. Koski, own or control approximately 41% of the outstanding shares of Common Stock. Accordingly, the members of the Koski family have the ability to control the election of the Company's Directors and the outcome of certain corporate actions requiring shareholder approval and to control the business of the Company. Such control could preclude any acquisition of the Company and could adversely affect the price of the Common Stock. Additionally, all Directors and Executive Officers of the Company as a group beneficially own or control approximately 50% of the outstanding shares of Common Stock. (See Item 12. Security Ownership of Certain Beneficial Owners and Management).


                               ITEM 2. PROPERTIES

         The Company's major locations include facilities in the United States, United Kingdom, Germany, and Korea, as set forth below.

         The Company owns a 66,000 square foot facility in Sarasota, Florida, which houses manufacturing, design, marketing and other administrative functions. The Sarasota facility does not have any financial encumbrances and is well suited for the design, testing and manufacture of the Company's products.

         The Company also owns a 60,000 square foot manufacturing facility in Manatee County, Florida, which is encumbered by a mortgage loan due July 1, 2006. Under the mortgage loan, monthly payments of principal with interest on the unpaid balance at 7.375% are required. At December 30, 2000, $4.6 million was outstanding under this credit facility. The Manatee County facility, constructed in 1997, has a productive capacity similar to the Sarasota facility.

         The close proximity of the United States facilities allows for quick change and the ability to shift resources, including machinery and people, to effectively meet changing business requirements. The Company believes the combined productive capacity of these facilities is approximately $100 million. The Company estimates its combined current capacity utilization to be approximately 65%.

         The Company also owns vacant land in Manatee County, Florida, for future expansion requirements. There is no mortgage on this property and the Company believes the land to be well-suited to add over 30,000 square feet of manufacturing capacity.

         The Company owns a 10,000 square foot manufacturing facility in Inchon, Korea, free of any encumbrances. This facility is operating at approximately 90% of capacity.

         The Company owns a 25,000 square foot manufacturing facility in Coventry, England, free of any encumbrances. This facility has a productive capacity of approximately $15 million and currently, is operating at 90% of its productive capacity. The Company is planning an expansion of the United Kingdom facility in 2001, adding an additional 12,000 square feet.

         The Company's 45,000 square foot facility in Erkelenz, Germany has a mortgage loan with a term of eight years and a fixed interest rate of 6.05%. At December 30, 2000, the principal balance was $1.1 million. This facility is well suited to house equipment used for manufacturing and testing of the Company's products. Currently, a small portion of the manufacturing area is utilized. The productive capacity of this facility if fully equipped is believed to be approximately $40.0 million.

         The Company believes that its properties have been adequately maintained, are generally in good condition, and are suitable and adequate for its business as presently conducted. The extent of utilization of the Company's properties varies from time to time and among its facilities.


                           ITEM 3. LEGAL PROCEEDINGS

         The Company from time to time is involved in routine litigation incidental to the conduct of its business. The Company believes that no litigation pending against it will have a material adverse effect on its consolidated financial position or results of operations.

                    ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 30, 2000.


                                    PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

Market Information

         The Common Stock of the Company has been trading publicly under the symbol SNHY on the Nasdaq National Market since the Company's initial public offering on January 9, 1997. The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported in the Nasdaq National Market for the periods indicated:


                                                  High          Low

         1998
         ----
         First quarter                          $14.250      $11.500
         Second quarter                          18.250       13.500
         Third quarter                           16.500        9.250
         Fourth quarter                          11.500        8.000

         1999
         ----
         First quarter                          $ 9.750      $ 6.375
         Second quarter                           9.500        6.750
         Third quarter                            9.250        6.875
         Fourth quarter                           8.000        5.750

         2000
         ----
         First quarter                          $12.000      $ 5.875
         Second quarter                           9.000        7.203
         Third quarter                            8.813        8.000
         Fourth quarter                           8.000        6.250

Holders

         There were 89 shareholders of record of Common Stock on February 26, 2001. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 2,000 beneficial owners of Common Stock.

Dividends

         The Company declared cash dividends of $0.04 per share to shareholders of record on the last day of each calendar quarter during 2000 and 1999. These dividends were paid on the 15th day of each month following the date of declaration.

         The Company's Board of Directors currently intends to continue to pay a quarterly dividend of at least $0.04 per share during 2001. However, the declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company's profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

                                    YEAR ENDED    YEAR ENDED         YEARS ENDED DECEMBER 31,
                                   ------------  -----------    ---------------------------------
                                   DEC 30, 2000  JAN 1, 2000     1998         1997        1996(1)
                                   ------------  -----------    -------      -------      -------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)

STATEMENT OF INCOME DATA:
   Net sales                          $79,967      $70,449      $72,720      $64,947      $55,209
   Gross profit                        21,465       16,416       19,234       19,479       17,304
   Operating income                     7,356        4,038        7,688        8,302        5,290
   Income before income taxes           5,919        2,664        8,520        7,264        4,200

   Net income                         $ 3,921      $ 1,831      $ 5,647      $ 4,710      $ 1,071

   Basic net income
     per common share                 $  0.61      $  0.29      $  0.89      $  0.75      $  0.27
   Diluted net income
     per common share                 $  0.60      $  0.28      $  0.87      $  0.73      $  0.26

OTHER FINANCIAL DATA:
   Depreciation and amortization      $ 5,594      $ 5,043      $ 4,387      $ 3,706      $ 2,857
   Capital expenditures                 4,374        7,897        8,137        6,490       16,963


                                    YEAR ENDED    YEAR ENDED         YEARS ENDED DECEMBER 31,
                                   ------------  -----------    ---------------------------------
                                   DEC 30, 2000  JAN 1, 2000     1998         1997        1996(1)
                                   ------------  -----------    -------      -------      -------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)

BALANCE SHEET DATA:
   Cash and cash equivalents          $ 2,698      $ 1,122      $ 1,592      $ 1,249      $ 1,038
   Working capital                     12,658        8,717        5,629        6,100          958
   Total assets                        64,374       64,074       61,019       53,389       48,416
   Total debt                          12,012       14,342       11,907        9,564       17,218
   Shareholder's equity                43,836       41,176       40,015       35,000       22,397

----------

(1) Pro forma net income is based on historical income as adjusted to reflect a provision for income taxes calculated using the statutory rates in effect during the applicable periods, as if the Company had been a C Corporation since inception. Unaudited pro forma net income was $2,617 for the year ended December 31, 1996. Pro forma net income per share is based on estimated weighted average number of shares outstanding during the period, after giving effect to the reorganization and the initial public offering. Unaudited diluted pro forma net income per share was $0.40 for the year ended December 31, 1996.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally, primarily though independent distributors. Approximately 66% of product sales are used by the mobile market, characterized by applications where the equipment is not fixed in place, the operating environment is often unpredictable, and duty cycles are generally moderate to low. The remaining 34% of sales are used by industrial markets, which are characterized by equipment that is fixed in place, typically in a controlled environment, with higher pressures and duty cycles. The Company sells to both markets with a single product line. In 2000, the Company generated approximately 40% of its net sales outside of the United States, and its single largest end-user customer represented less than 3% of net sales.

         Demand for the Company's products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry's trade association in the United States), United States orders for mobile hydraulic product increased 4.7% in 2000 compared to 1999, and orders of industrial hydraulic products increased 6.1% for the same time period.

         Company orders for the year were $76.5 million, an increase of $7.0 million, or 10.1%, over 1999. Orders in the United States operation increased 5.0% in 2000, compared to 1999. Orders in the first half of 2000 in the United States increased 26.1% over 1999 and orders in the second half of 2000 decreased 13.1% compared to the same period in 1999. The order slowdown in the second half of 2000 was experienced throughout the United States fluid power industry. Orders in the European operations increased 16.1% in 2000 over 1999 with some slowdown occurring in the second half. The Korean operation's orders increased 54.5% in 2000 over 1999.

         Net sales for the year were $80.0 million, an increase of $9.5 million, or 13.5%, over 1999. Gross profit as a percentage of net sales increased from 23.3% to 26.8%. Net income was $3.9 million, or 4.9% of net sales. This compares with $1.8 million, or 2.6% of sales, in 1999.

         The Company's past investments in facilities, machinery, automated processes equipment and business systems produced favorable results in the year 2000. A significant decrease in production lead times greatly improved the Company's response to its customer product delivery requirements. Productivity improvements reduced product costs. Capacity constraints, which have hampered operating results in the past, are no longer an issue.

         The Company is currently focusing on marketing programs to stimulate demand by increasing the availability of product information to distributors and end users. The Company plans to expand the production space in the United Kingdom operation during the year 2001.

This production capacity increase is in anticipation of future growth in Europe. The Company continues to explore new channels to market, including licensing, brand labeling, and other collaborative efforts within the industry.

Outlook

         Prime manufacturing costs as a percent of sales in the first half of 2000 showed marked improvement over 1999. Customer order reductions in the second half of 2000 necessitated a lower level of production. Despite the lower volume, prime manufacturing, or variable costs as a percentage of sales, remained in line with the first half of 2000. Therefore, management believes that an increase in demand will result in gross profit levels as a percent of sales in excess of recent historical levels.

         The order rate to date in the first quarter of 2001 is running approximately 26.6% higher than the fourth quarter of 2000. Management projects that net sales in the first quarter of 2001 will be in the range of $18.5 to $19.5 million.

Results of Operations

         The following table sets forth, for the periods indicated, certain items in the Company's statements of income as a percentage of net sales.


                                                               YEARS ENDED
                                YEAR ENDED    YEAR ENDED       DECEMBER 31,
                                ----------    ----------       ------------
                               DEC 30, 2000   JAN 1, 2000    1998        1997
                               ------------   -----------    ----        ----
Net sales                         100.0%        100.0%      100.0%      100.0%
Gross profit                       26.8          23.3        26.4        30.0
Operating income                    9.2           5.7        10.6        12.8
Income before income taxes          7.4%          3.8%       11.7%       11.3%


Comparison of Years Ended December 30, 2000 and January 1, 1999

Net Sales

         Net sales for the year were $80.0 million, an increase of $9.5 million, or 13.5%, over 1999. This increase was due to strong orders in the first half of the year across all business segments. North American net sales increased 9.8% over 1999. European operations increased 19.0% over 1999. Net sales to Asian distributors increased 27.3% and Korean net sales increased 31.8% over 1999.

Gross Profit

         Gross profit increased to $21.5 million in 2000, compared to $16.4 million in 1999. Gross profit as a percentage of net sales increased to 26.8% in 2000, compared to 23.3% in 1999. The increase in gross profit as a percent of sales was primarily due to prime manufacturing cost reductions in the United States operation resulting from lower material costs and increased productivity.

Selling, Engineering, and Administrative Expenses

         Selling, engineering and administrative expenses increased $1.7 million, or 14.0%, to $14.1 million in 2000, compared to $12.4 million in 1999. $0.4 million of the increase was for product catalogues and $0.3 million of the increase was related to systems and network development costs. The balance of the increase was primarily due to wage and fringe benefit increases.

Interest Expense

         Interest expense was $1.1 million and $1.0 million in 2000 and 1999, respectively. The interest expense related to the unsecured line of credit, long-term mortgages and related party debt decreased $0.2 million, while interest on the secured line of credit in the United States, which was converted to a four year note on July 23, 2000 (See Note 9 to the Financial Statements), increased $0.3 million.

Miscellaneous (Income) Expense

         Miscellaneous expense was $0.3 million in 2000, compared to $0.4 million in 1999. The $0.1 decrease was due to a decrease in equity losses on the joint venture in China and a decrease in foreign currency exchange losses.

Income Taxes

         The provision for income taxes for the year ended December 30, 2000, was 33.8% of pretax income compared to 31.3% for the year ended January 1, 2000. This increase is due to Korean tax provision requirements that were not previously believed to be applicable. In both years, tax savings were realized in the United States from the Sun Hydraulics Foreign Sales Corporation.


Comparison of Years Ended January 1, 2000 and December 31, 1998

Net Sales

         Net sales decreased 3.1%, or $2.3 million, to $70.4 million in fiscal 1999, compared to $72.7 million in 1998. Excluding the Korean operation, acquired in September 1998, net sales decreased approximately 6.2%, or $4.4 million. This decrease was due primarily to a slowdown in the capital goods industry, and thus, the fluid power industry. Many agricultural, mining, paper and machine tool equipment makers saw significant volume declines in 1999. Domestic net sales decreased $4.9 million, European net sales decreased $0.6 million, and Asian net sales, excluding Korea, were flat for the year, with a large increase in the fourth quarter of 1999 over the fourth quarter of 1998.

Gross Profit

         Gross profit decreased to $16.4 million in fiscal 1999, compared to $19.2 million in 1998. Gross profit as a percentage of net sales decreased to 23.3% in 1999, from 26.4% in 1998. The decrease in gross profit as a percent of sales was due primarily to lower net sales spread over a higher fixed cost base. Also, productivity in the United States and United Kingdom operations was adversely affected by the implementation of new, fully integrated manufacturing systems. The resultant increases in direct labor and related expenses were partially offset by reduced material costs related to the Company's supplier initiative program.

Selling, Engineering and Administrative Expenses

         Selling, engineering and administrative expenses increased $0.9 million, or 7.8%, to $12.4 million in 1999, compared to $11.5 million in 1998. Approximately $0.3 million of the increase was due to the Korean operation acquired in September 1998. The balance of the increase represents higher wages, increased advertising, and one time system implementation costs offset by lower pension costs.

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


                                                           QUARTERLY RESULTS OF OPERATIONS

                                                                   Quarter Ended
                                                                  (in thousands)

                           Dec 30       Sep 30       Jul 1        Apr 1        Jan 1        Sep 30         Jun 30         Mar 31
                            2000         2000         2000         2000         2000         1999           1999           1999
                          -------      -------      -------      -------      -------      --------       --------       -------

Net Sales                 $17,537      $20,137      $22,060      $20,233      $17,801      $ 17,863       $ 16,120       $18,665
Gross profit                4,721        5,486        6,176        5,082        4,562         4,458          2,907         4,489
Operating income            1,377        1,887        2,653        1,439        1,404         1,333           (129)        1,430
Income before income
  taxes                     1,021        1,550        2,148        1,200        1,035           891           (341)        1,079
Net Income                $   667      $ 1,021      $ 1,376      $   857      $   735      $    588       $   (216)      $   724
                          =======      =======      =======      =======      =======      ========       ========       =======


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

         Cash flow from operations in 2000 was $9.5 million, compared to $5.6 million in 1999 and $8.6 million in 1998. The increase in the Company's cash flow from operations in 2000 compared to 1999 was due primarily to an increase in net income of $2.1 million and an increase in depreciation and amortization of $0.6 million. The decrease in the Company's cash flow from operations in 1999 compared to 1998 was due primarily to a decrease in net income of $3.8 million, offset by an increase in depreciation and amortization of $0.7 million

         Capital expenditures were $4.4 million in 2000, compared to $7.9 million in 1999 and $8.1 million in 1998. Capital expenditures in the year 2001 will include approximately $2.2 million to cover the cost of an expansion of the United Kingdom operation.

         On July 23, 2000, the Company replaced its $5.0 million unsecured, revolving credit facility with a two year, unsecured, revolving credit facility of $7.5 million and converted the outstanding balance of $5.7 million on its $7.5 million secured, revolving credit facility to a four year, secured, term loan. The $7.5 million credit facility has an interest rate equal to the bank lender's prime rate less 1% or LIBOR plus 1.9% for predetermined periods of time, at the Company's option. The term loan has an interest rate equal to the bank lender's prime rate less 1%. At December 30, 2000, the interest rate for both facilities was 7.99%. At December 30, 2000, the balances outstanding on the unsecured and secured facilities were $0 and $5.2 million, respectively. Both credit facilities are subject to certain debt covenants.

         A 10-year mortgage loan of $6.2 million was obtained, at a fixed interest rate of 8.25%, for construction of the Manatee County facility. Terms on the construction note were interest-only on the balance drawn down through the completion of construction and then conversion to a 10-year mortgage note with a 15-year amortization schedule. In April 1999, this mortgage note was renegotiated to an interest rate of 7.375%. Terms are monthly principal and interest payments with remaining principal due July 1, 2006. At December 30, 2000, $4.6 million was outstanding under this mortgage loan.

         In Germany, the Company has a $0.9 million line of credit, denominated in Euros, which bears interest at a variable rate equal to 1.5% over the Euribor and expires on October 31, 2002. At December 30, 2000, there was no balance outstanding on this credit facility.

         In February 1999, the Company negotiated three loans in Germany secured by equipment, a ten year 5.1% fixed interest rate loan for approximately $0.3 million, a ten year 5.1% fixed interest rate loan for approximately $0.1 million, and a ten year 3.5% fixed interest rate loan for approximately $0.8 million. At December 30, 2000, the outstanding balances on these facilities were $0.2 million, $0, and $0.6 million, respectively.

         In May 1996, the Company obtained a mortgage loan of approximately $2.4 million, denominated in German marks, for the new facility in Erkelenz, Germany. This loan had a term of 12 years with variable interest of 6.47%. During 1999, the Company renegotiated this loan with a mortgage note, bearing fixed interest at 6.05%, with monthly payments and a maturity date of September 30, 2008. At December 30, 2000, $1.1 million was outstanding under this mortgage note.

         On September 8, 2000, the Company obtained a loan in Korea for approximately $0.1 million, secured by equipment. The loan has a fixed interest rate of 10.2%. Monthly payments of interest and principle began in November 2000, with the final payment due in September 2001. At December 30, 2000 the outstanding balance was $0.1 million.

         In April 2000, the Company obtained a loan in Korea for approximately $0.1 million, secured by equipment. The loan has a variable interest rate of between 3% and 5%; the current rate on the loan is 4%. Terms are monthly interest payments only through April 2003, and monthly principal and interest payments from May 2003 through April 2006.

         Sun Korea has a secured note denominated in Korean Won, with interest payable at a fixed rate of 6%, with a maturity date of June 25, 2001. At December 30, 2000, $0 was outstanding under this credit facility.

         In England, the Company has a $1.2 million line of credit, denominated in British pounds, which bears interest at a floating rate equal to 2.25% over the bank's base rate and is payable on demand. At December 30, 2000, there was no balance outstanding on this credit facility.

         The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company's operating expenses and capital expenditures for the foreseeable future.

         The Company declared quarterly dividends of $0.04 per share to shareholders of record on the last day of each calendar quarter in 2000 and 1999. These dividends were paid on the 15th day of each month following the date of declaration.

         The Company's Board of Directors currently intends to continue to pay a quarterly dividend of at least $0.04 per share during 2001. However, the declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company's profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

SEASONALITY

         The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. As a result, the Company's fourth quarter net sales, income from operations, and net income typically are the lowest of any quarter during the year. However, during fiscal 1999, due to the Company's poor second quarter results, this was not the case.

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


       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At December 30, 2000, the Company had approximately $5.4 million in variable-rate debt outstanding and, as such, the market risk is immaterial based upon a 10% increase or decrease in interest rates. The Company manages this risk by selecting unsecured debt financing at its lenders' prime rate less 1%, or the Libor rate plus 1.9%, whichever is the more advantageous.


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

         Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company's products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and
(vi) changes relating to the Company's international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Business," particularly under the subheading, "Business Risk Factors" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in this Form 10-K for the year ended December 30, 2000. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Index to financial statements:

                  Report of Independent Certified Public Accountants         32

                  Consolidated Balance Sheets as of December 30, 2000
                            and January 1, 2000                              33

                  Consolidated Statements of Income for the years ended
                           December 30, 2000, January 1, 2000,
                           and December 31, 1998                             34

                  Consolidated Statements of Shareholders' Equity and and
                           Comprehensive Income for the years ended
                           December 30, 2000, January 1, 2000, and
                           December 31, 1998                                 35

                  Consolidated Statements of Cash Flows for the years
                           ended December 30, 2000, January 1, 2000,
                           and December 31, 1998                             36

                  Notes to Consolidated Financial Statements                 37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Sun Hydraulics Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and its subsidiaries at December 30, 2000, January 1, 2000, and December 31, 1998, and the results of their operations and their cash flows for the three years then ended, in conformity with accounting principles which, as described in Note 2, are generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP

March 2, 2001

SUN HYDRAULICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
                                                        DECEMBER 30,  JANUARY 1,
                                                            2000         2000
                                                        ------------  ----------
        ASSETS

Current assets:
   Cash and cash equivalents                              $ 2,698      $ 1,122
   Accounts receivable, net of allowance for
      doubtful accounts of $163 and $196                    6,112        6,260
   Inventories                                              9,033        8,131
   Taxes receivable                                            --          455
   Other current assets                                       536          591
                                                          -------      -------

        Total current assets                               18,379       16,559

Property, plant and equipment, net                         44,984       46,529
Other assets                                                1,011          986
                                                          -------      -------

        Total assets                                      $64,374      $64,074
                                                          =======      =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $ 1,787      $ 2,712
   Accrued expenses and other liabilities                   1,585        1,464
   Long-term debt due within one year                       1,779        3,411
   Dividends payable                                          255          255
   Income taxes payable                                       315           --
                                                          -------      -------

        Total current liabilities                           5,721        7,842

Long-term debt due after one year                          10,233       10,931
Deferred income taxes                                       4,106        4,125
Deferred royalties                                            478           --
                                                          -------      -------

        Total liabilities                                  20,538       22,898
                                                          -------      -------

Commitments and contingencies (Note 17)

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized,
      par value $0.001, no shares outstanding                  --           --
   Common stock, 20,000,000 shares authorized,
      par value $0.001, 6,384,948 shares outstanding            6            6
   Capital in excess of par value                          24,486       24,486
   Retained earnings                                       19,073       16,173
   Accumulated other comprehensive income                     271          511
                                                          -------      -------

        Total shareholders' equity                         43,836       41,176
                                                          -------      -------

        Total liabilities and shareholders' equity        $64,374      $64,074
                                                          =======      =======


The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          FOR THE YEAR ENDED
                                               ----------------------------------------
                                               DECEMBER 30,  JANUARY 1,    DECEMBER 31,
                                                   2000         2000          1998
                                                 -------      -------      --------

NET SALES                                        $79,967      $70,449      $ 72,720

Cost of sales                                     58,502       54,033        53,486
                                                 -------      -------      --------

GROSS PROFIT                                      21,465       16,416        19,234

Selling, engineering and
 administrative expenses                          14,109       12,378        11,546
                                                 -------      -------      --------

OPERATING INCOME                                   7,356        4,038         7,688

Interest expense                                   1,114          954           837
Other miscellaneous (income) expense                 323          420        (1,669)
                                                 -------      -------      --------

INCOME BEFORE INCOME TAXES                         5,919        2,664         8,520

Income tax provision                               1,998          833         2,873
                                                 -------      -------      --------


NET INCOME                                       $ 3,921      $ 1,831      $  5,647
                                                 =======      =======      ========


BASIC NET INCOME PER COMMON SHARE                $  0.61      $  0.29      $   0.89

WEIGHTED AVERAGE SHARES OUTSTANDING                6,385        6,380         6,345

DILUTED NET INCOME PER COMMON SHARE              $  0.60      $  0.28      $   0.87

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING        6,574        6,569         6,531


The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(IN THOUSANDS)

                                                                                                 ACCUMULATED
                                                                      CAPITAL IN                   OTHER
                                                            COMMON    EXCESS OF     RETAINED    COMPREHENSIVE
                                                 SHARES     STOCK     PAR VALUE     EARNINGS       INCOME         TOTAL
                                                 ------     ------    ----------    --------    -------------     -----

Balance, December 31, 1997                        6,322      $  6       $24,163      $10,732        $ 99         $35,000

Dividends declared                                                                    (1,016)                     (1,016)
Exercise of stock options                            39                                  223                         223
Comprehensive income:
  Net income                                                                           5,647                       5,647
    Foreign currency translation adjustments                                                         161             161
                                                                                                                 -------
Comprehensive income                                                                                               5,808
                                                  -----      ----       -------      -------        ----         -------

Balance, December 31, 1998                        6,361         6        24,386       15,363         260          40,015

Dividends declared                                                                    (1,021)                     (1,021)
Exercise of stock options                            22                      75                                       75
Issue of stock                                        2                      13                                       13
Tax effect of non-qualified stock options                                    12                                       12
Comprehensive income:
  Net income                                                                           1,831                       1,831
    Foreign currency translation adjustments                                                         251             251
                                                                                                                 -------
Comprehensive income                                                                                               2,082
                                                  -----      ----       -------      -------        ----         -------

Balance, January 1, 2000                          6,385         6        24,486       16,173         511          41,176

Dividends declared                                                                    (1,021)                     (1,021)
Comprehensive income:
  Net income                                                                           3,921                       3,921
    Foreign currency translation adjustments                                                        (240)           (240)
                                                                                                                 -------

Comprehensive income                                                                                               3,681
                                                  -----      ----       -------      -------        ----         -------
Balance, December 30, 2000                        6,385      $  6       $24,486      $19,073        $271         $43,836
                                                  =====      ====       =======      =======        ====         =======


The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                   FOR THE YEAR ENDED
                                                                      ---------------------------------------------
                                                                      DECEMBER 30,     JANUARY 1,      DECEMBER 31,
                                                                          2000            2000             1998
                                                                      ------------     ----------      ------------
Cash flows from operating activities:
    Net income                                                          $ 3,921         $  1,831         $ 5,647
Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                       5,594            5,043           4,387
      Loss on disposal of assets                                            273              281              --
      Compensation expense of stock options                                  --               13              --
      Provision for deferred income taxes                                   (19)             481             453
     (Increase) decrease in:
        Accounts receivable                                                 181             (945)           (665)
        Allowance for doubtful accounts                                     (33)              27             122
        Inventories                                                        (902)              (6)           (877)
        Income tax receivable, net                                          455             (700)             --
        Other current assets                                                 55              300              38
        Other assets                                                         19               30              86
      Increase (decrease) in:
        Accounts payable                                                   (925)            (165)           (167)
        Accrued expenses and other liabilities                              121             (601)           (279)
        Income taxes payable, net                                           315               --            (135)
        Deferred royalties                                                  478               --              --
                                                                        -------         --------         -------
        Net cash provided by operating activities                         9,533            5,589           8,610
                                                                        -------         --------         -------

Cash flows from investing activities:
   Investment in acquisition and joint venture                             (100)              --          (1,110)
   Capital expenditures                                                  (4,374)          (7,897)         (8,137)
   Proceeds from dispositions of equipment                                  108               96             143
                                                                        -------         --------         -------
        Net cash used in investing activities                            (4,366)          (7,801)         (9,104)
                                                                        -------         --------         -------

Cash flows from financing activities:
   Proceeds from debt                                                     2,999           13,206           9,323
   Repayment of debt                                                     (4,951)         (10,106)         (7,039)
   Repayment of notes payable to related parties                           (378)            (663)           (765)
   Proceeds from exercise of stock options                                   --               75             223
   Dividends to shareholders                                             (1,021)          (1,021)           (983)
                                                                        -------         --------         -------
   Net cash provided by (used in) financing activities                   (3,351)           1,491             759
                                                                        -------         --------         -------

Adjustment for other comprehensive income                                  (240)             251              78
                                                                        -------         --------         -------
Net increase (decrease) in cash and cash equivalents                      1,576             (470)            343
Cash and cash equivalents, beginning of period                            1,122            1,592           1,249
                                                                        -------         --------         -------
Cash and cash equivalents, end of period                                $ 2,698         $  1,122         $ 1,592
                                                                        =======         ========         =======
Supplemental disclosure of cash flow information:
   Cash paid for:
Interest                                                                $ 1,114         $  1,002         $   954
                                                                        =======         ========         =======
Income taxes                                                            $ 1,247         $  1,052         $ 2,555
                                                                        =======         ========         =======

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

                           SUN HYDRAULICS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

1.       BUSINESS

         Sun Hydraulics Corporation and its wholly-owned subsidiaries (the "Company") design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, and China. Sun Hydraulics Corporation ("Sun Hydraulics"), with its main offices located in Sarasota, Florida, designs, manufactures and sells through independent distributors in the United States. Sun Hydraulik Holdings Limited ("Sun Holdings"), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, "Sun Ltd.") and Sun Hydraulik GmbH (a German corporation, "Sun GmbH"). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH, operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation ("Sun Korea"), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics Systems (Shanghai) Co., Ltd., ("Sun China"), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics Corporation's Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RECLASSIFICATION

         Certain amounts shown in the 1998 and 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation. These reclassification did not have any effect on total assets, total liabilities, stockholders' equity or net income.

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


CAPITALIZED SOFTWARE COSTS

         Capitalized software costs are accounted for under "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and are recorded at cost less accumulated depreciation. Software is capitalized upon the successful testing of the system. Depreciation is charged to income over the estimated useful life of the software. The amounts capitalized during 2000 and 1999 were $152 and $528, respectively.

VALUATION ASSESSMENT OF LONG-LIVED ASSETS

         Management periodically evaluates long-lived assets for potential impairment and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of December 30, 2000, management does not believe that any assets are impaired.

OTHER ASSETS

         Other assets consists of goodwill and an equity investment. Goodwill, which represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired and other acquisition costs are carried at cost, net of accumulated amortization and amortized on a straight-line basis over fifteen years. The equity investment represents the Company's joint venture in China. The equity investment was recorded at cost and adjusted for investment income or loss and dividend distributions for each period.

REVENUE RECOGNITION

         Sales are recognized when products are shipped. Sales incentives are granted to customers based upon the volume of purchases. These sales incentives are recorded at the time of sales as a reduction of gross sales.

RESEARCH AND DEVELOPMENT EXPENSE

         Included in selling, engineering and administrative expenses are amounts incurred for research and development costs paid to third parties for the Company's manufacturing processes and related software which approximated $61, $50, and $466 for the years ended December 30, 2000, January 1, 2000, and December 31, 1998, respectively.

ADVERTISING COSTS

         The Company expenses the costs for advertising and promotional literature during the year incurred. Included in selling, engineering and administrative expenses are amounts incurred for advertising and promotional literature which approximated $1,095, $728, and $262 for the years ended December 30, 2000, January 1, 2000, and December 31, 1998, respectively.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

         The Company follows the translation policy provided by Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The Pound Sterling is the functional currency of Sun Ltd. The Euro is the functional currency of GmbH. The South Korean Won is the functional currency of Sun Korea. The U.S. Dollar is the functional currency for Sun Hydraulics and the reporting currency for the consolidated group. The monetary assets and liabilities of Sun Ltd., Sun GmbH, and Sun Korea are translated at the exchange rate in effect at the balance sheet date, and income and expense items are translated at the average annual rate of exchange for the period. The resulting unrealized translation gains and losses are included in the component of shareholders' equity designated as "accumulated other comprehensive income." Realized gains and losses from foreign currency translations are included in miscellaneous (income) expense.

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

STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123).

3.       FAIR VALUE OF INVESTMENTS

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

4.       INVENTORIES
                                               December 30,          January 1,
                                                  2000                  2000
                                               ------------          ----------


         Raw materials                           $3,300                $2,602
         Work in process                          3,145                 3,452
         Finished goods                           2,588                 2,077
                                                 ------                ------
                                                 $9,033                $8,131
                                                 ======                ======



5.       PLANT, PROPERTY, and EQUIPMENT

                                               December 30,          January 1,
                                                  2000                  2000
                                               ------------          --------

         Machinery and equipment                 $ 41,443            $ 37,065
         Office furniture and equipment             8,755               8,124
         Buildings                                 19,618              18,518
         Leasehold and land improvements            1,038                 881
         Construction in progress                   1,125               3,518
         Land                                       2,481               2,481
                                                 --------            --------
                                                   74,460              70,587
         Less:  Accumulated depreciation          (29,476)            (24,058)
                                                 --------            --------
                                                 $ 44,984            $ 46,529
                                                 ========            ========


         Depreciation expense for the years ended December 30, 2000, January 1, 2000, and December 31, 1998 totaled $5,538, $4,993, and $4,387, respectively.

6.       OTHER ASSETS

                                                  December 30,       January 1,
                                                     2000               2000
                                                  ------------       ----------

         Goodwill and other acquisition
             costs - Sun Korea                      $  758              $817
         Equity investment in joint venture            194               146
         Other                                          59                23
                                                    ------              ----
                                                    $1,011              $986
                                                    ======              ====


7.       ACCRUED EXPENSES AND OTHER LIABILITIES

                                                  December 30,       January 1,
                                                      2000              2000
                                                  ------------       ----------

         Compensation and benefits                  $1,161            $  677
         Deferred grant                                 --               424
         Insurance                                     207               177
         Other accrued expenses                        217               186
                                                    ------            ------
                                                    $1,585            $1,464
                                                    ======            ======


8.       LONG-TERM DEBT


                                                                    December 30,       January 1,
                                                                        2000             2000
                                                                    ------------       ----------

$7,500 two year, unsecured, revolving credit line
in U.S., interest at Bank lender's prime rate less
1% or LIBOR plus 1.9% (7.99% at December 30, 2000),
due July 23, 2002                                                     $     --         $  2,215

$5,677 four year, note, secured by U.S. equipment,
interest at Bank lender's prime rate less 1% or LIBOR
plus 1.9% (7.99% at December 30, 2000), due July 23, 2004                5,167            4,616

$6,187 10-year mortgage note with 15-year amortization
schedule on the U.S. Manatee County facility,
fixed interest rate of 7.375%, due July 1, 2006                          4,575            4,725

$2,400 12-year mortgage note on the German facility,
fixed interest rate of 6.05%, due September 30, 2008                     1,118            1,352

10-year notes, fixed interest rates ranging from of 3.5- 5.1%,
secured by equipment in Germany and due in February, 2009                  811              933



Notes, fixed and variable interest ranging from 3-10.2%,
secured by equipment in Korea                                              240               22

Other                                                                      101              479
                                                                      --------         --------
                                                                        12,012           14,342
Less amounts due within one year                                        (1,779)          (3,411)
                                                                      --------         --------
                                                                      $ 10,233         $ 10,931
                                                                      ========         ========


         The remaining principal payments are due as follows: 2002 - $2,098; 2003 - $1,979; 2004 - $1,418; 2005 - $514; and 2006 thereafter - $4,224.

         The Company has three revolving lines of credit agreements totaling $9,576 with various banks. Interest rates on these credit facilities are variable based on the prime rate in the U.S. and the equivalent rate in the U.K. and Germany, respectively. All lines of credit expire in 2002. None of these arrangements contain pre-payment penalties. The total outstanding on these credit facilities at December 30, 2000 and January 1, 2000 was $0 and $2,215, respectively.

         Capitalized interest was $90 for the year ended December 31, 1998.

         Certain of these debt instruments are subject to debt covenants including consolidated net working capital not less than $2,000,000 and a current ratio not less than 1.2:1.0 at all times during the term of the loan.

         Subsequent to December 30, 2000, Germany has obtained two loans: a government backed loan of $381, secured by equipment, and a bank loan of $191 for the remainder of the equipment not covered by the government loan. The loans are due on March 31, 2011 and December 31, 2010, respectively.

9.       DISTRIBUTIONS AND DIVIDENDS TO SHAREHOLDERS

         The Company declared distributions of $ 1,021, $1,021, and $1,016 to shareholders in 2000, 1999, and 1998, respectively.

         On March 3, 2001, the Company declared a cash dividend of $0.04 per share to shareholders of record on March 31, 2001, payable on April 15, 2001. The Company declared quarterly dividends of $0.04 per share to shareholders of record on the last day of each quarter in 2000 and 1999. These dividends were paid on the 15th day of each month following the date of declaration.

10.      INCOME TAXES

         Pretax income is taxed under the following jurisdictions:

                                      For the year ended
                            ----------------------------------------
                            December 30,   January 1,   December 31,
                               2000          2000          1998
                              ------        ------        ------
         United States        $3,807        $1,439        $6,854
         Foreign               2,112         1,325         1,666
                              ------        ------        ------
         Total                $5,919        $2,764        $8,520
                              ======        ======        ======


         The income tax provision consists of the following:

                                                   For the year ended
                                       ----------------------------------------
                                       December 30,    January 1,   December 31,
                                           2000           2000          1998
                                         -------         -----         ------

Current tax expense:
  United States                          $ 1,300         $  38         $1,662
  State and local                            110             1            159
  Foreign                                    594           326            600
                                         -------         -----         ------
  Total current                            2,004           365          2,421
                                         -------         -----         ------
Deferred tax expense (benefit):
  United States                                0           573            411
  State and local                              0            51             36
  Foreign                                     (6)         (156)             5
                                         -------         -----         ------
  Total deferred                              (6)          468            452
                                         -------         -----         ------
Total income tax provision               $ 1,998         $ 833         $2,873
                                         =======         =====         ======

         The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:


                                                             For the year ended
                                                 ----------------------------------------
                                                 December 30,    January 1,    December 31,
                                                    2000            2000          1998
                                                   -------         -----         -------

U.S. federal taxes at statutory rate               $ 2,012         $ 940         $ 2,897
     Increase(decrease)
       Benefit of foreign sales corporation            (30)          (59)            (60)
       Foreign income taxed at lower rate             (129)         (104)            (59)
       Nondeductible items                              70            27             (42)
       State and local taxes, net                       75            29             137
                                                   -------         -----         -------
Income tax provision                               $ 1,998         $ 833         $ 2,873
                                                   =======         =====         =======


         Deferred tax assets and liabilities at fiscal year end are as follows:


                                                 December 30,    January 1,      December 31,
                                                    2000            2000             1998
                                                 ------------    ----------      ------------

Deferred taxes, non-current:
     Assets
    Accrued expenses and reserves
        not currently deductible                  $   161         $   109          $   132
    Compensation expense recognized
      for book, not yet deductible for tax            329             329              388
    Deferred royalty income                           177              --               --
                                                  -------         -------          -------
Deferred tax asset, non-current                       667             438              520

Liabilities
    Depreciation                                   (4,773)         (4,563)          (4,176)
                                                  -------         -------          -------
Net deferred tax liability, non-current           $(4,106)        $(4,125)         $(3,656)
                                                  =======         =======          =======


11.      STOCK OPTION PLANS

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

         A summary of the Company's stock option plan for each of the three years ended December 30, 2000, is summarized as follows:


                                                                      Exercise           Weighted
                                                       Number           price            average
                                                     of shares          range        exercise price
                                                     ---------        --------       --------------
                                                           (share amounts are in thousands)

Under option, December 31, 1997                         587       $  3.00 -  9.50       $  6.69
     (357 shares exercisable)
Granted                                                 220       $ 10.00 - 16.75       $ 15.22
Exercised                                               (39)      $  3.00 -  9.50       $  5.75
                                                        ---      ----------------

Under option, December 31, 1998                         768       $  3.00 - 16.75       $  9.18
     (385 shares exercisable)
Exercised                                               (22)      $  3.00 -  3.47       $  3.39
Forfeitures                                             (80)      $          9.50       $  9.50
                                                        ---      ----------------

Under option, January 1, 2000                           666       $  3.00 - 16.75       $  9.19
     (453 shares exercisable)
Granted                                                 103       $  6.00 -  8.00       $  7.36
Forfeitures                                             (13)      $ 10.00 - 16.75       $ 15.19
                                                        ---      ----------------

Under option, December 30, 2000                         756       $  3.00 - 16.75       $  7.84
     (526 shares exercisable)


         A summary of outstanding and exercisable options at December 30, 2000 is summarized as follows:


                      Options Outstanding                                       Options Exercisable
--------------------------------------------------------------------       ------------------------------
                                     Weighted-          Weighted-                            Weighted-
   Range of        Number of     average remaining       average          Number of           average
exercise prices     shares        contractual life    exercise price       shares          exercise price
---------------    ---------     -----------------    --------------      ---------        --------------

 $      3.00        62,746             3.08              $  3.00            62,746            $  3.00
   3.43-5.05       189,068             5.75                 4.41           189,068               4.41
        6.00        10,000             9.00                 6.00            60,000               6.00
        6.75        37,000             9.83                 6.75                --               6.75
        8.00        56,000             9.67                 8.00                --               8.00
        9.50       194,385             5.35                 9.50           150,592               9.50
       10.00        47,000             7.92                10.00            47,000              10.00
       16.75       160,000             7.33                16.75            67,000              16.75


         The Company has adopted the disclosure-only provisions of SFAS No.
123. Accordingly, no compensation cost has been recognized for the stock option plans other than for nonqualified stock options. Had compensation costs for the stock option plans been determined based on the fair value at the grant date for awards in 2000 and 1998 (there were no options granted in 1999) consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                            For the year ended
                                            --------------------------------------------------
                                            December 30,        January 1,        December 31,
                                                2000               2000               1998
                                            ------------        ----------        ------------
Net income:
    As reported                               $ 3,921            $ 1,831            $ 5,647
    Pro forma                                   3,418              1,404              5,188

Basic earnings per common share:
    As reported                                  0.61               0.29               0.89
    Pro forma                                    0.54               0.22               0.82

Diluted earnings per common share:
    As reported                                  0.60               0.28               0.87
    Pro forma                                    0.52               0.21               0.79


         These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1998: cumulative volatility of 40.0%, and 43.09% for 2000 and 1998, respectively; dividend yields of 2.41%, and 1.68%, for 2000 and 1998, respectively; risk-free interest rate of 5.11%, and 5.72%, for 2000 and 1998, respectively; and expected terms of 3.00 to 6.00 years for 2000 and 6.59 years for 1998.

12.      EMPLOYEE BENEFITS

         The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $1,195, $702, and $982 during 2000, 1999, and 1998, respectively.

         The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $110, $124, and $93 during 2000, 1999, and 1998 respectively.

13.      SEGMENT REPORTING

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

         Segment information is as follows:


                              United                        United
                              States         Korea          Kingdom        Germany         Elimination    Consolidated
                             -------        -------         -------        -------         -----------    ------------

2000
Sales to unaffiliated
  customers                  $55,488        $ 5,537         $13,026        $ 5,916         $     --         $79,967
Intercompany sales            11,232             --           1,814             29          (13,075)             --
Operating profits              5,021            307           1,834            281              (87)          7,356
Identifiable assets           48,717          1,966          10,285          4,757           (1,351)         64,374
Depreciation
   and amortization            4,283            166             874            271                            5,594
Capital expenditures           3,213            450             762            (51)                           4,374

1999
Sales to unaffiliated
  customers                  $50,327        $ 4,202         $10,858        $ 5,062         $     --         $70,449
Intercompany sales             8,354             --           2,016             43          (10,413)             --
Operating profits              2,492             81           1,059            354               52           4,038
Identifiable assets           49,539            857           8,044          5,902             (268)         64,074
Depreciation
   and amortization            3,802            112             827            302                            5,043
Capital expenditures           5,953            119           1,323            502                            7,897

1998
Sales to unaffiliated
  customers                  $55,768            556         $11,719        $ 4,677         $     --         $72,720
Intercompany sales             8,340             --           2,281             40          (10,661)             --
Operating profits              5,902           (169)          1,937            190             (172)          7,688
Identifiable assets           47,850            329           8,882          4,032              (74)         61,019
Depreciation
   and amortization            3,434             --             732            221               --           4,387
Capital expenditures           6,104            (26)          1,254            805               --           8,137


         Net foreign currency gains (losses) reflected in results of operations were ($39), ($168), and ($35), for the years 2000, 1999, and 1998, respectively. Operating profit is total sales and other operating income less operating expenses. In computing segment operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

         Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $7,134, $6,056, and $6,415, during 2000, 1999, and 1998, respectively.

14.      COMMITMENTS AND CONTINGENCIES

         The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

                   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None


                                   PART III.

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The Board of Directors ("Board") of the Company currently consists of eight members. The Board is divided into three classes of Directors serving staggered three-year terms. Directors hold their positions until the annual meeting of shareholders in the year in which their term expires, and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. Executive Officers serve at the pleasure of the Board of Directors.

         The following table sets forth the names and ages of the Company's Directors and Executive Officers and the positions they hold with the Company.

NAME                            AGE                  POSITION
----                            ---                  --------

Clyde G. Nixon................  65     Chairman of the Board of Directors
                                       (term expiring in 2001)

Allen J. Carlson  ............  50     President, Chief Executive Officer,
                                       Director (term expiring in 2003)

Jeffrey Cooper................  59     Engineering Manager

Richard J. Dobbyn.............  57     Chief Financial Officer

Peter G. Robson   ............  56     General Manager, Sun Hydraulics Limited

John S. Kahler................  61     Director (term expiring in 2003),
                                       and a member of the Audit and
                                       Compensation Committees

Christine L. Koski............  43     Director (term expiring in 2002)

Robert E. Koski   ............  71     Director (term expiring in 2003), and a
                                       member of the Compensation Committee


Ferdinand E. Megerlin.........  61     Director (term expiring in 2001) and a
                                       member of the Compensation Committee

Taco van Tijn ................  77     Director (term expiring in 2002) and a
                                       member of the Audit Committee

David N. Wormley..............  61     Director (term expiring in 2002) and a
                                       member of the Compensation Committee



         MR. NIXON joined the Company in January 1988, and served as its President and Chief Executive Officer from November 1988 until May 2000, at which time he was named Chairman of the Board. From September 1985 to January 1988, he served as Vice President of Cross & Trecker Corporation and was President of Warner & Swasey Company, its wholly-owned subsidiary. From 1964 to 1985, he served in various management capacities with Brown & Sharpe Manufacturing Corporation, most recently as Vice President of its fluid power division and President of Double A Products Company, its wholly-owned subsidiary. Mr. Nixon is a graduate of Cornell University and the Harvard Business School, and is Past Chairman of the Board of the National Fluid Power Association. Mr. Nixon has over 32 years experience in the fluid power industry.

         MR. CARLSON joined the Company in March 1996 and served as Vice President from January 2000 until May 2000, when he was named President and Chief Executive Officer. From October 1977 to March 1996, Mr. Carlson held various engineering, marketing and management positions for Vickers Incorporated, a wholly-owned subsidiary of Trinova Corporation. He is a graduate of the Milwaukee School of Engineering and the Advanced Management Program at the Harvard Business School. Mr. Carlson has over 29 years experience in the fluid power industry.

         MR. COOPER joined the Company in December 1990 as an engineer and has been Engineering Manager since September 1991. From August 1987 to December 1990, he was Engineering Manager, Mobile Valves, of Vickers, Incorporated, a wholly-owned subsidiary of Trinova Corporation, and from September 1979 to August 1986, he served as Vice President of Engineering for Double A Products Company. Mr. Cooper is an engineering graduate of Willesden College of Technology, London, England. Mr. Cooper has over 31 years experience in the fluid power industry.

         MR. DOBBYN joined the Company in October 1995 and was named Chief Financial Officer in July 1996. From June 1995 to October 1995, Mr. Dobbyn served as the Controller of Protek Electronics. From July 1994 to June 1995, he served as the Fiscal Director of a non-profit child care agency. From September 1984 to July 1994, Mr. Dobbyn was Senior Vice President-Finance and Administration for Loral Data Systems, formerly Fairchild Weston Systems, a

Schlumberger company. Mr. Dobbyn is a Certified Public Accountant and a graduate of Boston College.

         MR. ROBSON has served as a Director of Sun Hydraulics Limited, Coventry, England, since May 1993, and has been employed by the Company as the General Manager of its United Kingdom operations since 1982. Mr. Robson is a Chartered Engineer and a graduate of Coventry University. Mr. Robson has over 33 years experience in the fluid power industry.

         MR. KAHLER is the President, CEO and a Director of Cincinnati Incorporated. Mr. Kahler has served in various management positions with Cincinnati Incorporated since 1989. He is a graduate of Carnegie-Mellon University and the Harvard Business School.

         MS. KOSKI since 1980 held various positions in sales, product management, purchasing, sales management, and international marketing with Celanese Ltd. or its former affiliates, including Hoechst AG and Hoechst Celanese Chemical Group Ltd. From April 1996 through March 2000, Ms. Koski was Global Marketing Manager - Acrylic Acid and Monomers business line of Celanese AG. Ms. Koski currently is pursuing an MBA degree from Southern Methodist University.

         MR. KOSKI is a co-founder of the Company and served as its Chairman of the Board from the Company's inception in 1970 until his retirement in May of 2000. He was also its President and Chief Executive Officer from 1970 until November 1988. He is a graduate of Dartmouth College and past Chairman of the Board of the National Fluid Power Association. Mr. Koski has over 38 years experience in the fluid power industry, and has served as Chairman of the Fluid Power Systems and Technology Division of the American Society of Mechanical Engineers, and as a member of the Board of Directors of the National Association of Manufacturers.

         DR. MEGERLIN is Chairman and Joint Managing Director of Linde AG's Industrial Trucks and Hydraulics Division in Aschaffenburg, Germany. He is also Chairman of Linde's U.S. subsidiaries Linde Hydraulics Corp., Canfield, Ohio, and Linde Lift Truck Corp., Sommerville, South Carolina. Within VDMA, German's association for mechanical and plant engineering, Dr. Megerlin serves as Vice Chairman of the German Fluid Power Association. He is a mechanical engineer and received his Dipl-Ing (M.S.) degree from the Technical University of Karlsruhe, Germany, and his Dr.-Ing. (Ph.D.) from TH Aachen, Germany. Dr. Megerlin has over 30 years of experience in the fluid power industry.

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

         No family relationships exist between any of the Company's Directors and executive officers, except that Ms. Koski is the daughter of Mr. Koski. Ms. Koski and Mr. Koski beneficially own 37.6% and 41%, respectively, of the outstanding shares of Common Stock. There are no arrangements or understandings between Directors and any other person concerning service as a Director.

         The Board of Directors has Audit and Compensation Committees. The Company does not have a Nominating Committee; instead, the entire Board of Directors functions as a Nominating Committee.

         The Audit Committee was appointed in February 1997 and held four meetings in 2000. The functions of the Audit Committee are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, to discuss and review the scope of and the fees for the prospective annual audit with the independent public accountants, to review the results thereof with the independent public accountants, to review and approve non-audit services of the independent public accountants, to review compliance with existing major accounting and financial policies of the Company, to review the adequacy of the financial organization of the Company, to review management's procedures and policies relative to the adequacy of the Company's internal accounting controls, to review compliance with federal and state laws relating to accounting practices and to review and approve (with the concurrence of a majority of the disinterested Directors of the Company) transactions, if any, with affiliated parties.

         A Compensation Committee was formed in December 1996 to review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, to administer the Company's stock option plans and carry out the responsibilities required by the rules of the Securities and Exchange Commission. The Committee met twice during 2000.

         The Board of Directors held four meetings during 2000. Each Director attended all of the meetings of the Board and of each committee of which he was a member in 2000.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all of them complied with the Section 16(a) filing requirements in 2000.

                        ITEM 11. EXECUTIVE COMPENSATION


SUMMARY COMPENSATION

         The following table is a summary of the compensation paid or accrued by the Company for the last three fiscal years for services in all capacities to the Company's Chief Executive Officer and each of its four most highly compensated executive officers who earned more than $100,000 from the Company in 2000 under the rules of the Securities and Exchange Commission (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE


                                                              LONG TERM
                                                             COMPENSATION
                                                              AWARDS--
                                                              SECURITIES
           NAME AND                                           UNDERLYING         OTHER ANNUAL
      PRINCIPAL POSITION            YEAR        SALARY      OPTIONS/SARS(#)    COMPENSATION(1)
-------------------------------     ----        -------     ---------------    ----------------

Clyde G. Nixon,                     2000        205,200             --            $19,816(2)
  Chairman of the                   1999        205,200             --             11,703
  Board of Directors                1998        191,300             --             17,084
                                    ----        -------        -------             ------

Allen J. Carlson                    2000        157,500             --            $10,230
  President and Chief Executive     1999        122,000             --              2,850
  Officer                           1998        110,350             --              2,466
                                    ----        -------        -------             ------

Jeffrey Cooper                      2000        138,100             --            $14,677
  Engineering Manager               1999        133,100             --              7,246
                                    1998        126,525             --             11,683
                                    ----        -------        -------             ------

Richard J. Dobbyn                   2000        130,000             --            $ 9,560
  Chief Financial Officer           1999        118,000             --              4,228
                                    1998        107,575             --              5,773
                                    ----        -------        -------             ------

Peter G. Robson                     2000        103,976             --            $18,589
   General Manager,                 1999        100,181             --             18,402
   Sun Hydraulics Limited           1998         95,628             --             17,772
                                    ----        -------        -------             ------

---------------
(1) Except as otherwise noted, reflects primarily contributions made by the Company on behalf of the employee to the Company's 401(k) plan and excess life insurance premiums.

(2)  Includes dues of $750.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


                            INDIVIDUAL GRANTS
                        -------------------------
                                         PERCENT
                         NUMBER OF       OF TOTAL
                        SECURITIES       OPTIONS
                        UNDERLYING       GRANTED
                         OPTIONS           TO
                         GRANTED        EMPLOYEES       EXERCISE OR                    POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL
                          (#)           IN FISCAL        BASE PRICE     EXPIRATION     RATES OF STOCK PRICE APPRECIATION FOR OPTION
     NAME                                 YEAR            ($/SH)           DATE                          TERM (1)
                                                                                       --------------------------------------------
                                                                                         5%($)             10%($)           0%($)
     (a)                    (b)            (c)              (d)             (e)           (f)               (g)              (h)
---------------------   ----------      ---------       -----------     ----------     --------          --------          --------

Clyde G. Nixon           20,000            19.4%             8.00        09/09/10       $66,159          $162,954               --
                         ------            -----         ---------       --------       -------          --------          -------

Allen Carlson            10,000            35.0%             6.00        01/03/10        33,080            81,477               --
                         26,000                              8.00        09/09/10        86,007           211,840
                         ------            -----         ---------       --------       -------          --------          -------

Jeffrey Cooper            2,000             1.9%             6.75        11/16/10         6,616            16,295               --
                         ------            -----         ---------       --------       -------          --------          -------

Richard J. Dobbyn         2,000             1.9%             6.75        11/16/10         6,616            16,295               --
                         ------            -----         ---------       --------       -------          --------          -------

Peter G. Robson           5,000             4.9%             6.75        11/16/10        16,540            40,738               --
                         ------            -----         ---------       --------       -------          --------          -------


---------------
(1) The options were granted on January 3, 2000, September 9, 2000, and November 16, 2000, at exercise prices of $6.00, $8.00, and $6.75, respectively, the closing prices for the shares of Common Stock on such dates. The 5% and 10% assumed annual rates of stock price appreciation are provided in compliance with Regulation S-K under the Securities Exchange Act of 1934. The Company does not necessarily believe that these appreciation calculations are indicative of actual future stock option values or that the price of Common Stock will appreciate at such rates.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES


                                                        NUMBER OF
                                                        SECURITIES          VALUE OF
                                                        UNDERLYING        UNEXERCISED
                                                        UNEXERCISED       IN-THE-MONEY
                                                        OPTIONS/SARS      OPTIONS/SARS
                                                        AT FISCAL           AT FISCAL
                           SHARES        VALUE          YEAR-END(#)        YEAR-END($)
                        ACQUIRED ON     REALIZED       EXERCISABLE/       EXERCISABLE/
       NAME             EXERCISE(#)       ($)          UNEXERCISABLE      UNEXERCISABLE
-------------------     -----------     --------      --------------      -------------
      (a)                   (b)           (c)              (d)                  (e)

Clyde G. Nixon              --            --          136,869/16,677      $ 627,818/0

Allen J. Carlson            --            --           22,000/38,000      $  66,250/0

Jeffrey Cooper              --            --           77,369/19,420      $ 289,440/0

Richard J. Dobbyn           --            --           34,000/15,000              0/0

Peter G. Robson             --            --           89,574/13,421      $ 370,245/0

---------------
(1) Based upon the December 30, 2000, closing stock price of $6.625 per share, as reported on the Nasdaq National Market.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The Board of Directors determined the compensation, including salary and bonus, of the Executive Officers of the Company for the fiscal year ended December 30, 2000. The initial compensation for the current fiscal year through the date hereof and future compensation of the Company's Executive Officers will be determined by the Compensation Committee of the Board of Directors, comprised of John Kahler, Robert E. Koski, Ferdinand E. Megerlin, and David N. Wormley. See "Item 10. Directors and Executive Officers of the Registrant."

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

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of February 26, 2001, information as to the beneficial ownership of the Company's Common Stock by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) Each Named Executive Officer of the Company, and (iv) all Directors and executive officers of the Company as a group.


NAME AND ADDRESS OF BENEFICIAL              AMOUNT AND NATURE OF     PERCENT OF
OWNER(1)                                  BENEFICIAL OWNERSHIP(2)      CLASS
-------------------------------------------------------------------------------

Robert E. Koski(3)(4)(5)                        2,618,921               41.0
Beverly Koski(3)(4)(5)                          2,618,921               41.0
Christine L. Koski(3)
    3525 Turtle Creek Boulevard #19B
   Dallas, Texas 75219                          2,397,838               37.6
Robert C. Koski(3)(5)
    315 Sycamore Street
   Decatur, Georgia 30030                       2,375,543               37.2
Koski Family Limited Partnership
    3525 Turtle Creek Boulevard #19B
   Dallas, Texas 75219                          2,333,543               36.5
Thomas L. Koski(3)
    Six New Street
   East Norwalk, Connecticut 06855              2,333,543               36.5
Royce & Associates, Inc.(6)
Royce Management Company
Charles M. Royce
   1414 Avenue of the Americas
   New York, NY 10019                             597,500                9.4
Bradley S. Ferrell(7)
   5924 Cranbrook Way, #101
   Naples, Florida 34112                          460,642                7.2
Robert S. and Ann R. Ferrell(8)
   5924 Cranbrook Way, #101
   Naples, Florida 34112                          323,537                5.1
Clyde G. Nixon(9)                                 239,144                3.7
Peter G. Robson(10)                                97,995                1.5
Jeffrey Cooper(10)                                 82,789                1.3
Richard J. Dobbyn(11)                              42,500                  *
Taco van Tijn(12)                                  23,920                  *
Allen J. Carlson(13)                               22,500                  *
David N. Wormley(14)                                3,940                  *
John S. Kahler(15)                                  3,200                  *
Ferdinand E. Megerlin                                   0                 --
All Directors and Executive Officers as
   a Group (11 persons)                         3,199,204               50.1

---------------

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

(4) Includes 141,216 shares owned by Beverly Koski and 117,162 shares owned by Robert E. Koski. Beverly Koski is the spouse of Robert E. Koski.

(5) Includes 27,000 shares owned by the Koski Family Foundation, Inc., over which Robert E. Koski, Beverly Koski and Robert C. Koski share voting and investment power.

(6) According to Amendment No. 2 to the Schedule 13G, filed February 5, 2001, by Royce & Associates, Inc. ("Royce") and Royce Management Company ("RMC"), registered investment advisors, and Charles M. Royce, Royce has sole voting and investment power with respect to 590,700 shares, and RMC has sole voting and investment power with respect to 6,800 shares. According to the Schedule 13G, Charles M. Royce may be deemed to be a controlling person of Royce and RMC, and as such may be deemed to beneficially own the shares beneficially owned by Royce and RMC. According to the Schedule 13G, Mr. Royce does not own any shares outside of Royce and RMC, and disclaims beneficial ownership of the shares held by Royce and RMC.

(7) Includes 38,205 shares owned by Mr. Ferrell, over which Mr. Ferrell has sole voting and investment power, and 422,437 shares beneficially owned by Mr. Ferrell in his capacity as trustee of various trusts, over which Mr. Ferrell has shared voting and investment power.

(8) Includes 6,500 shares owned by the Robert S. Ferrell Trust, of which Robert S. Ferrell is the sole trustee, 186,125 shares owned by Bradley S. Ferrell, Trustee of Robert S. Ferrell Flint Trust, dated 06/16/98, 6000 shares owned by the Ann R. Ferrell Trust, of which Ann R. Ferrell is the sole trustee, 125,312 shares owned by Bradley S. Ferrell, Trustee of Ann
     R. Ferrell Flint Trust dated 06/16/98, and 600 shares owned individually by Ann R. Ferrell. Robert S. Ferrell is the spouse of Ann R. Ferrell.

(9) Includes 147,395 shares subject to currently exercisable options and 49,522 shares in the Joan Nixon Trust.

(10) Represents shares subject to currently exercisable options.

(11) Includes 41,000 shares subject to currently exercisable options.

(12) Includes 3,920 shares subject to currently exercisable options, 2,500 shares owned by Mr. van Tijn's spouse, and 15,000 shares owned by Taco van Tijn Settlement, of which Mr. van Tijn and his spouse have a life interest.

(13) Includes 22,000 shares subject to currently exercisable options.

(14) Includes 2,940 shares subject to currently exercisable options.

(15) Includes 2,200 shares owned in trust, of which Mr. Kahler's spouse is the trustee and beneficiary.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 2000, neither the Company nor either of its subsidiaries entered into or proposed to enter into any transactions with a value in excess of $60,000 with any director, or executive officer, or security holder known to own of record or beneficially more than 5% of the Company's common stock. Further, no director or executive officer had a business relationship with or was indebted to the Company or either of its subsidiaries reportable under the rules of the Securities and Exchange Commission during fiscal 2000.

                                    PART IV

                     ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   The following financial statements are included in
          Part II, Item 8:

          Report of Independent Certified Public Accountants                 32

          Consolidated Balance Sheets as of December 30, 2000,
          and January 1, 2000                                                33

          Consolidated Statements of Income for the years ended
          December 30, 2000, January 1, 2000, and December 31, 1998          34

          Consolidated Statements of Shareholders' Equity for the
          years ended December 30, 2000, January 1, 2000, and
          December 31, 1998                                                  35

          Consolidated Statements of Cash Flows for the years
          ended December 30, 2000, January 1, 2000, and
          December 31, 1998                                                  36

          Notes to Consolidated Financial Statements                         37

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

     4.20 Amendment to Recommended Offer by Sun Hydraulics Corporation to acquire the whole of the issued share capital of Sun Hydraulics Holdings Limited, dated December 17, 1996 (previously filed as
          Exhibit 2.1 in the Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

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

     4.30 Loan Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. as Lender, Sun Hydraulics Corporation as Borrower, and Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH as Guarantors. (previously filed as Exhibit 4.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

     4.31 First Amendment to Security Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation. (previously filed as Exhibit 4.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

     4.32 Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

     4.33 Amended and restated Loan Agreement by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated November 1, 2000.

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

    23.1  Consent of Independent Certified Public Accountants.

---------------

  +  Executive management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

1. Report on Form 8-K (dated November 7, 2000) filed November 7, 2000, announcing the Company's third quarter financial results.

2. Report on Form 8-K (dated December 15, 2000) filed December 15, 2000, announcing a regular quarterly dividend of $0.04.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 9, 2001.

                                        SUN HYDRAULICS CORPORATION


                                        By: /s/ Allen J. Carlson
                                           ------------------------------------
                                                Allen J. Carlson, President and
                                                Chief Executive Officer

         Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2001.

Signature                                                     Title



/s/ Allen J. Carlson
---------------------------------
Allen J. Carlson                             President, Chief Executive Officer
                                             and Director
/s/ Richard J. Dobbyn
---------------------------------
Richard J. Dobbyn                            Chief Financial Officer (Principal
                                             Financial and Accounting Officer)
/s/ John S. Kahler
---------------------------------
John S. Kahler                               Director

/s/ Christine L. Koski
---------------------------------
Christine L. Koski                           Director

/s/ Robert E. Koski
---------------------------------
Robert E. Koski                              Director

/s/ Ferdinand E. Megerlin
---------------------------------
Ferdinand E. Megerlin                        Director

/s/ Clyde G. Nixon
---------------------------------
Clyde G. Nixon                               Chairman of the Board of Directors

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

   4.30 Loan Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. as Lender, Sun Hydraulics Corporation as Borrower, and Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH as Guarantors. (previously filed as
            Exhibit 4.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

   4.31 First Amendment to Security Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation. (previously filed as Exhibit 4.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

   4.32 Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

   4.33 Amended and restated Loan Agreement by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydrualik GmbH dated November 1, 2000.

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

   23.1     Consent of Independent Certified Public Accountants.

---------------
+    Executive management contract or compensatory plan or arrangement.