Form 10-Q
period 2001-03-31
SUN HYDRAULICS CORP
filed 2001-05-09
CIK 1024795

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001     Commission file number 0-21835

                           SUN HYDRAULICS CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registration as Specified in its Charter)


                    FLORIDA                                   59-2754337
                ---------------                            -----------------
        (State or Other Jurisdiction of                    (I.R.S. Employer
        Incorporation or Organization)                    Identification No.)

         1500 WEST UNIVERSITY PARKWAY
               SARASOTA, FLORIDA                                 34243
  -------------------------------------------               -------------
   (Address of Principal Executive Offices)                   (Zip Code)

                                  941/362-1200
                                -----------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The Registrant had 6,384,948 shares of common stock, par value $.001, outstanding as of May 1, 2001.

                           Sun Hydraulics Corporation
                                      INDEX
                      For the quarter ended March 31, 2001

                                                                                                            Page
                                                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 (unaudited)
              and December 30, 2000                                                                           3

         Consolidated Statements of Operations for the
              Three Months Ended March 31, 2001 (unaudited) and April 1, 2000 (unaudited)                     4

         Consolidated Statement of Changes in Shareholders' Equity and Comprehensive
              Income for the Three Months Ended March 31, 2001 (unaudited)
              and the Year Ended December 30, 2000                                                            5

         Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2001 (unaudited) and April 1, 2000 (unaudited)             6

         Notes to Consolidated Financial Statements                                                           7

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                              10

                  Forward Looking Information                                                                13

PART II. OTHER INFORMATION                                                                                   14

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

     Item 5.      Other Information

     Item 6.      Exhibits and Reports on Form 8-K

                          PART I: FINANCIAL INFORMATION
                                     Item 1.

SUN HYDRAULICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                       MARCH 31, 2001    DECEMBER 30, 2000
                                                        (UNAUDITED)

ASSETS
Current assets:
      Cash and cash equivalents                          $  2,856             $  2,698
      Accounts receivable, net of allowance for
        doubtful accounts of $174 and $163                  7,442                6,112
      Inventories                                           8,983                9,033
      Other current assets                                    663                  536
                                                         --------             --------
      Total current assets                                 19,944               18,379

Property, plant and equipment, net                         44,596               44,984
Other assets                                                  975                1,011
                                                         --------             --------
     TOTAL ASSETS                                        $ 65,515             $ 64,374
                                                         ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                   $  1,838             $  1,787
      Accrued expenses and other liabilities                1,811                1,585
      Long-term debt due within one year                    1,848                1,779
      Dividends payable                                       255                  255
      Taxes payable                                           593                  315
                                                         --------             --------
      Total current liabilities                             6,345                5,721

Long-term debt due after one year                          10,131               10,233
Deferred income taxes                                       4,096                4,106
Other noncurrent liabilities                                  465                  478
                                                         --------             --------
      Total liabilities                                    21,037               20,538

Shareholders' equity:
      Preferred stock                                          --                   --
      Common stock                                              6                    6
      Capital in excess of par value                       24,486               24,486
      Retained earnings                                    19,852               19,073
      Accumulated other comprehensive income                  134                  271
                                                         --------             --------
      Total shareholders' equity                           44,478               43,836

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 65,515             $ 64,374
                                                         ========             ========

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                      MARCH 31, 2001    APRIL 1, 2000
                                                        (UNAUDITED)      (UNAUDITED)

NET SALES                                                $ 18,979         $ 20,233

 Cost of sales                                             13,663           15,150
                                                         --------         --------
GROSS PROFIT                                                5,316            5,083

 Selling, engineering and
  administrative expenses                                   3,457            3,644
                                                         --------         --------

OPERATING INCOME                                            1,859            1,439

 Interest expense                                             270              290
 Miscellaneous expense (income)                                 3              (53)
                                                         --------         --------

INCOME BEFORE INCOME TAXES                                  1,586            1,202

 Income tax provision                                         552              345
                                                         --------         --------

NET INCOME                                               $  1,034         $    857
                                                         ========         ========
BASIC NET INCOME PER COMMON SHARE                        $   0.16         $   0.13

WEIGHTED AVERAGE SHARES OUTSTANDING                         6,385            6,385

DILUTED NET INCOME PER COMMON SHARE                      $   0.16         $   0.13

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING                 6,585            6,589

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
INCOME
(IN THOUSANDS)

                                                                                                           ACCUMULATED
                                                                               CAPITAL IN                     OTHER
                                                                 COMMON         EXCESS OF      RETAINED   COMPREHENSIVE
                                                  SHARES         STOCK          PAR VALUE      EARNINGS       INCOME        TOTAL
Balance, December 30, 2000                         6,385         $     6         $24,486        $19,073        $271        $43,836

Dividends declared                                                                                 (255)                      (255)
Comprehensive income:
    Net income                                                                                    1,034                      1,034
    Foreign currency translation adjustments                                                                   (137)          (137)
                                                                                                                           -------
Comprehensive income                                                                                                           897
                                                  ------         -------         -------        -------        ----        -------
Balance, March 31, 2001  (unaudited)               6,385         $     6         $24,486        $19,852        $134        $44,478
                                                  ======         =======         =======        =======        ====        =======

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                           MARCH 31, 2001   APRIL 1, 2000
                                                            (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 1,034           $   857
Adjustments to reconcile net income to
      net cash provided by operating activities:
Depreciation and amortization                                   1,409             1,378
(Gain)/Loss on disposal of assets                                  --               (20)
Provision for deferred income taxes                               (10)               (3)
(Increase) decrease in:
      Accounts receivable                                      (1,341)           (1,183)
      Allowance for doubtful accounts                              11                --
      Inventories                                                  50               (38)
      Income tax receivable, net                                   --               314
      Other current assets                                       (127)               57
      Other assets                                                 22               (18)
Increase (decrease) in:
      Accounts payable                                             51              (467)
      Accrued expenses and other liabilities                      226               153
      Income taxes payable, net                                   278                --
      Other liabilities                                           (13)              200
                                                              -------           -------
Net cash provided by operating activities                       1,590             1,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in acquisition and joint venture                        --              (100)
Capital expenditures                                           (1,013)           (1,428)
Proceeds from dispositions of equipment                             6                37
                                                              -------           -------
Net cash used in investing activities                          (1,007)           (1,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                359             1,369
Repayment of debt                                                (392)             (846)
Dividends to shareholders                                        (255)             (255)
                                                              -------           -------
Net cash provided by (used in) financing activities              (288)              268

Effect of exchange rate changes on cash and
      cash equivalents                                           (137)              (61)

Net increase (decrease) in cash and cash equivalents              158               (54)

Cash and cash equivalents, beginning of period                  2,698             1,122
                                                              -------           -------

Cash and cash equivalents, end of period                      $ 2,856           $ 1,068
                                                              =======           =======

Supplemental disclosure of cash flow information:
Cash paid for:
      Interest                                                $   270           $   290
      Income taxes                                            $   284           $    34

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

                           SUN HYDRAULICS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)

1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2000, filed by Sun Hydraulics Corporation (the "Company") with the Securities and Exchange Commission on March 12, 2001. In Management's opinion, all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods presented.

2.       BUSINESS

         Sun Hydraulics Corporation and its wholly-owned subsidiaries (the "Company") design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, and China. Sun Hydraulics Corporation ("Sun Hydraulics"), with its main offices located in Sarasota, Florida, designs, manufactures and sells through independent distributors in the United States. Sun Hydraulik Holdings Limited ("Sun Holdings"), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, "Sun Ltd.") and Sun Hydraulik GmbH (a German corporation, "Sun GmbH"). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH, operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation ("Sun Korea"), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. ("Sun China"), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics' Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility.

3.       INVENTORY

                     March 31, 2001     December 30, 2000
                     --------------     -----------------
Raw materials            $3,064              $3,300
Work in process           3,309               3,145
Finished goods            2,610               2,588
                         ------              ------
Total                    $8,983              $9,033
                         ======              ======

4.       LONG-TERM DEBT (in thousands)

                                                                   March 31, 2001   December 30, 2000
                                                                   --------------   -----------------
$5,677 four year, note, secured by U.S. equipment, interest
at yield on four-year U. S. Treasury securities plus 1.75%
(7.99% at March 31, 2001), due July 23, 2004                          $  4,852           $  5,167

$6,187 10-year mortgage note with 15-year amortization
schedule on the U.S. Manatee County facility, fixed interest
rate of 7.375%, due July 1, 2006                                         4,534              4,575

$2,400 12-year mortgage note on the German facility, fixed
interest rate of 6.05%, due September 30, 2008                           1,183              1,118

10-year notes, fixed interest rates ranging from of 3.5-5.1%, secured by equipment in Germany, due between 2009 and
2011                                                                     1,098                811

Notes, fixed and variable interest ranging from 3-10.2%,
secured by equipment in Korea                                              211                240

Other                                                                      101                101
                                                                      --------           --------
                                                                      $ 11,979           $ 12,012
Less amounts due within one year                                        (1,848)            (1,779)
                                                                      --------           --------

Total                                                                 $ 10,131           $ 10,233
                                                                      --------           --------

         The Company has three revolving lines of credit totaling approximately $9,570 with various banks. Interest rates on these credit facilities are variable based on the prime rate in the U.S. and the equivalent rate in the U.K. and Germany, respectively. All lines of credit expire in 2002. None of these arrangements contain pre-payment penalties. The total outstanding on these credit facilities was $0 at both March 31, 2001 and December 30, 2000.

         Certain of these debt instruments are subject to covenants including consolidated net working capital not less than $2,000,000 and a current ratio not less than 1.2:1.0 at all times during the term of the loan.

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

         Segment information is as follows:

                                         United                                     United
                                         States         Korea         Germany       Kingdom     Elimination      Consolidated
THREE MONTHS
ENDED MARCH 31, 2001
Sales to unaffiliated customers          $12,644        $1,128        $1,911        $3,296            --           $18,979
Intercompany sales                         3,625            --            --           433        (4,058)               --
Operating profit                           1,380             3            24           488           (36)            1,859
Depreciation and amortization              1,077            56            77           199            --             1,409
Capital expenditures                         340            26           518           129            --             1,013

THREE MONTHS
ENDED APRIL 1, 2000
Sales to unaffiliated                    $13,723        $1,447        $1,533        $3,366            --           $20,069
Intercompany sales                         2,825            --             8           528        (3,361)               --
Operating profit                             940           140            55           406          (102)            1,439
Depreciation and amortization              1,049            33            63           233            --             1,378
Capital expenditures                       1,113           169            84            62            --             1,428

         Operating profit is total sales and other operating income less operating expenses. In computing segment operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

         Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $1,547 and $1,502 during the three months ended March 31, 2001, and April 1, 2000, respectively.

                                      Item
                                       2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally, primarily though independent distributors. Approximately 66% of product sales are used by the mobile market, characterized by applications where the equipment is not fixed in place, the operating environment is often unpredictable, and duty cycles are generally moderate to low. The remaining 34% of sales are used by industrial markets, which are characterized by equipment that is fixed in place, typically in a controlled environment, with higher pressures and duty cycles. The Company sells to both markets with a single product line. In 2000 the Company generated approximately 40% of its net sales outside of the United States.

         Orders for the three months ended March 31, 2001, were $19.8 million. This was a $1.9 million, or 8.8%, decrease from the three months ended April 1, 2000, and a $2.9 million, or 17.2%, increase compared to the previous quarter ended December 30, 2000. The 17.2% increase from the previous quarter included an 11.6% increase in domestic orders and a 24.6% increase in international orders. The Company's order rates continued to outperform the hydraulics industry as the United States National Fluid Power Association's preliminary report indicates total orders for hydraulics products for the first quarter of 2001 increased 2.4% from the previous quarter.

         The Company's net sales increased $1.5 million, or 8.2%, to $19.0 million for the three months ended March 31, 2001, compared to net sales of $17.5 for the quarter ended December 30, 2000. The 8.2% increase included a 4.0% increase in domestic sales and a 14.2% increase in international sales.

         Net income for the three months ended March 31, 2001 was $1.0 million, an increase of $0.2 million, or 20.7%, compared to the same period last year despite a net sales decrease of 6.2%. Compared to the quarter ended December 30, 2000, net income increased 57.0%, or $0.4 million.

Outlook

         Orders for the first quarter of 2001 were up 17.0% over the last quarter of 2000; however, the order rates for the months of March and April indicate that the net sales for the second quarter ending June 30, 2001, are likely to decrease 10 to 15%. Management believes the decrease in orders is the result of a broad based decline in business throughout the United States manufacturing sector.

         The Company plans to break ground in the third quarter of this year to build an addition to its plant in the United Kingdom that will double the manufacturing space. The project is expected to cost

$2.2 million. This investment is key to the growth of the Company in Europe and will improve productivity in the United Kingdom operation.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000

         Net sales decreased $1.3 million, or 6.2%, to $19.0 million for the quarter ended March 31, 2001, compared to the quarter ended April 1, 2000. This decrease was due to a general slowdown in the United States manufacturing sector.

         Gross profit increased $0.2 million, or 4.6%, to $5.3 million for the quarter ended March 31, 2001, compared to the quarter ended April 1, 2000. Gross profit as a percentage of net sales increased to 28.0% compared to 25.1% for the first quarter of 2000. The 2.9% increase in gross profit as a percent of net sales was primarily due to a decrease in prime manufacturing costs, particularly the cost of purchased parts.

         Selling, engineering and administrative expenses decreased 5.1%, or $0.2 million, to $3.5 million in the quarter ended March 31, 2001, compared to $3.6 million in the quarter ended April 1, 2000. This decrease is due to lower spending in many expense categories in the United States operation offset by moderate increases in the foreign operations.

         The provision for income taxes for the quarter ended March 31, 2001, was 34.8% of pretax income, compared to 28.7% of pretax income for the quarter ended April 1, 2000. This increase is due to Korean tax provision requirements that were not previously believed to be applicable. In both years, tax savings were realized in the United States from the Sun Hydraulics Foreign Sales Corporation.

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

         Cash from operations for the three months ended March 31, 2001, was $1.6 million. This compares with $1.2 million for the three months ended April 1, 2000. The $0.4 million increase was due to a $0.2 million increase in net income and $0.2 million increase in working capital. Days sales outstanding was 36 and 33 at March 31, 2001, and April 1, 2000, respectively. Inventory turns were 6.1 and 7.4 at March 31, 2001, and April 1, 2000, respectively.

         Capital expenditures, consisting primarily of purchases of machinery and equipment, were $1.0 million for the quarter ended March 31, 2001, compared to $1.4 million for the quarter ended April 1, 2000.

         The Company plans to break ground in the third quarter of this year to build an addition to its plant in the United Kingdom that will double the manufacturing space. The project is expected to cost $2.2 million.

         The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy its operating expenses and capital expenditures for the foreseeable future.

         The Company declared a quarterly dividend of $0.04 per share to shareholders of record on March 31, 2001, which was paid on April 15, 2001.

SEASONALITY AND INFLATION

         The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. The Company does not believe that inflation had a material effect on its operations for the periods ended March 31, 2001, and April 1, 2000. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At March 31, 2001, the Company had approximately $5.0 million in variable-rate debt outstanding and, as such, the market risk is immaterial based upon a 10% increase or decrease in interest rates. The Company manages this risk by selecting debt financing that is based on the prime rate or Treasury securities rate in the U.S., or the equivalent rate in the U.K., Germany, and Korea, respectively.

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

         Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company's revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company's products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and
(vi) changes relating to the Company's international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings "Business" (including under the subheading "Business Risk Factors") in the Company's Form 10-K for the year ended December 30, 2000, and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in this Form 10-Q for the quarter ended March 31, 2001. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

           4.17 Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of(pound)800,000, between Sun Hydraulics Ltd.
                 and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the
                 Company's Registration Statement on Form S-1 filed on October
                 15, 1996 (File No. 333-14183) and incorporated herein by reference).

           4.18  Overdraft and Other Facilities letter agreement, dated June 7,
                 1996, in an amount not to exceed(pound)250,000, between Sun
                 Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as
                 Exhibit 4.18 in the Company's Registration Statement on Form
                 S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

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

           4.30  Loan Agreement, dated July 23, 2000, by and among Northern
                 Trust Bank of Florida, N.A. as Lender, Sun Hydraulics
                 Corporation as Borrower, and Sun Hydraulik Holdings Limited,
                 Sun Hydraulics Limited and Sun Hydraulik GmbH as Guarantors
                 (previously filed as Exhibit 4.30 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

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

           4.33  Amended and restated Loan Agreement by and among Northern Trust
                 Bank of Florida, N.A., Sun Hydraulics Corporation, Sun
                 Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun
                 Hydraulik GmbH dated November 1, 2000 (previously filed as
                 Exhibit 4.33 to the Company's Annual Report on Form 10-K for the year ended December 30, 2000 and incorporated herein by reference.)

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

          10.6+  Sun Hydraulics Corporation Employee Stock Award Program
                 (previously filed as Exhibit 4 to the Company's registration statement on Form S-8 filed on July 20, 1999 (file No.
                 333-83269), and incorporated herein by reference.)

+ Executive management contract or compensatory plan or arrangement.

       (b) Reports on Form 8-K.

         Report on Form 8-K (dated March 7, 2001) filed March 8, 2001, announcing year-end 2000, fourth quarter financial results, and quarterly dividend.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 9, 2001.

                                          SUN HYDRAULICS CORPORATION


                                          By:/s/ Richard J. Dobbyn
                                             -----------------------------------
                                              Richard J. Dobbyn
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

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

           4.17 Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of(pound)800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the
                 Company's Registration Statement on Form S-1 filed on October
                 15, 1996 (File No. 333-14183) and incorporated herein by reference).

           4.18  Overdraft and Other Facilities letter agreement, dated June 7,
                 1996, in an amount not to exceed(pound)250,000, between Sun
                 Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as
                 Exhibit 4.18 in the Company's Registration Statement on Form
                 S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

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

           4.30  Loan Agreement, dated July 23, 2000, by and among Northern
                 Trust Bank of Florida, N.A. as Lender, Sun Hydraulics
                 Corporation as Borrower, and Sun Hydraulik Holdings Limited,
                 Sun Hydraulics Limited and Sun Hydraulik GmbH as Guarantors
                 (previously filed as Exhibit 4.30 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

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

           4.33  Amended and restated Loan Agreement by and among Northern Trust
                 Bank of Florida, N.A., Sun Hydraulics Corporation, Sun
                 Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun
                 Hydraulik GmbH dated November 1, 2000 (previously filed as
                 Exhibit 4.33 to the Company's Annual Report on Form 10-K for the year ended December 30, 2000 and incorporated herein by reference.)

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

          10.6+  Sun Hydraulics Corporation Employee Stock Award Program
                 (previously filed as Exhibit 4 to the Company's registration statement on Form S-8 filed on July 20, 1999 (file No.
                 333-83269), and incorporated herein by reference).


+ Executive management contract or compensatory plan or arrangement.