Form 10-Q
period 2001-06-30
SUN HYDRAULICS CORP
filed 2001-08-08
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001	Commission file number 0-21835

SUN HYDRAULICS CORPORATION
(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243

(Address of Principal Executive Offices)	(Zip Code)

941/362-1200
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The Registrant had 6,411,198 shares of common stock, par value $.001, outstanding as of August 6, 2001.

Sun Hydraulics Corporation
INDEX
For the quarter ended June 30, 2001

Page

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 30, 2000	3

Consolidated Statements of Operations for the Three Months Ended June 30, 2001 (unaudited) and July 1, 2000 (unaudited)	4

Consolidated Statements of Operations for the Six Months Ended June 30, 2001 (unaudited) and July 1, 2000 (unaudited)	5

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2001 (unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 (unaudited) and July 1, 2000 (unaudited)	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Forward Looking Information	15

PART II. OTHER INFORMATION	16

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I: FINANCIAL INFORMATION
Item 1.

Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands)

	June 30, 2001	December 30, 2000
	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$3,938	$2,698

Accounts receivable, net of allowance for doubtful accounts of $181 and $163	6,780	6,112

Inventories	8,896	9,033

Taxes receivable	122	—

Other current assets	488	536

Total current assets	20,224	18,379

Property, plant and equipment, net	43,790	44,984

Other assets	945	1,011

Total assets	$64,959	$64,374

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$1,788	$1,787

Accrued expenses and other liabilities	1,999	1,585

Long-term debt due within one year	1,884	1,779

Dividends payable	255	255

Taxes payable	—	315

Total current liabilities	5,926	5,721

Long-term debt due after one year	9,602	10,233

Deferred income taxes	4,096	4,106

Other noncurrent liabilities	453	478

Total liabilities	20,077	20,538

Shareholders’ equity:

Preferred stock	—	—

Common stock	6	6

Capital in excess of par value	24,486	24,486

Retained earnings	20,026	19,073

Accumulated other comprehensive income	364	271

Total shareholders’ equity	44,882	43,836

Total liabilities and shareholders’ equity	$64,959	$64,374

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	June 30, 2001	July 1, 2000
	(unaudited)	(unaudited)

Net sales	$17,533	$22,061

Cost of sales	13,316	15,885

Gross profit	4,217	6,176

Selling, engineering and administrative expenses	3,375	3,522

Operating income	842	2,654

Interest expense	259	313

Miscellaneous expense (income)	(38)	193

Income before income taxes	621	2,148

Income tax provision	191	771

Net income	$430	$1,377

Basic net income per common share	$0.07	$0.22

Weighted average shares outstanding	6,385	6,385

Diluted net income per common share	$0.07	$0.21

Weighted average diluted shares outstanding	6,540	6,590

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Six months ended
	June 30, 2001	July 1, 2000
	(unaudited)	(unaudited)

Net sales	$36,504	$42,294

Cost of sales	26,957	31,036

Gross profit	9,547	11,258

Selling, engineering and administrative expenses	6,832	7,166

Operating income	2,715	4,092

Interest expense	536	603

Miscellaneous expense (income)	(28)	140

Income before income taxes	2,207	3,349

Income tax provision	744	1,116

Net income	$1,463	$2,233

Basic net income per common share	$0.23	$0.35

Weighted average shares outstanding	6,385	6,385

Diluted net income per common share	$0.22	$0.34

Weighted average diluted shares outstanding	6,539	6,582

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income
(in thousands)

					Accumulated
			Capital in		other
		Common	excess of	Retained	comprehensive
	Shares	stock	par value	earnings	income	Total

Balance, December 30, 2000	6,385	$6	$24,486	$19,073	$271	$43,836

Dividends declared				(510)		(510)

Comprehensive income:

Net income				1,463		1,463

Foreign currency translation adjustments					93	93

Comprehensive income						1,556

Balance, June 30, 2001 (unaudited)	6,385	$6	$24,486	$20,026	$364	$44,882

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 30, 2001	July 1, 2000
	(unaudited)	(unaudited)

Cash flows from operating activities:

Net income	$1,463	$2,233

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,792	2,788

(Gain)/Loss on disposal of assets	29	328

Provision for deferred income taxes	(10)	(15)

(Increase) decrease in:

Accounts receivable	(686)	(1,896)

Allowance for doubtful accounts	18	(40)

Inventories	137	(187)

Income tax receivable, net	(122)	328

Other current assets	48	(6)

Other assets	39	(18)

Increase (decrease) in:

Accounts payable	1	(95)

Accrued expenses and other liabilities	414	1,003

Income taxes payable, net	(315)	721

Other liabilities	(25)	195

Net cash provided by operating activities	3,783	5,339

Cash flows from investing activities:

Investment in acquisition and joint venture	—	(100)

Capital expenditures	(1,605)	(3,183)

Proceeds from dispositions of equipment	6	40

Net cash used in investing activities	(1,599)	(3,243)

Cash flows from financing activities:

Proceeds from debt	570	2,910

Repayment of debt	(1,097)	(3,703)

Exercise of stock options	—	(182)

Dividends to shareholders	(510)	(511)

Net cash used in financing activities	(1,037)	(1,486)

Effect of exchange rate changes on cash and cash equivalents	93	(215)

Net increase in cash and cash equivalents	1,240	395

Cash and cash equivalents, beginning of period	2,698	1,122

Cash and cash equivalents, end of period	$3,938	$1,517

Supplemental disclosure of cash flow information:

Cash paid for:

Interest	$536	$603

Income taxes	$1,191	$82

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2000, filed by Sun Hydraulics Corporation (the “Company”) with the Securities and Exchange Commission on March 12, 2001. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented.

2. NEW ACCOUNTING PRONOUNCEMENTS

     On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective January 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. These intangible assets will be required to be amortized over their useful lives.

     As of June 30, 2001, the Company had $0.7 million of goodwill, net of accumulated amortization of $0.1 million. Adoption of FAS 142 effective January 1, 2002 will result in the elimination of approximately $60 of annual amortization, subject to the identification of separately recognized intangibles, which would continue to be amortized under the new rules. The Company is beginning the process of performing the initial impairment testing of all goodwill, and has not determined whether an initial impairment charge will be necessary upon adoption of FAS 142.

3. BUSINESS

     Sun Hydraulics Corporation and its wholly-owned subsidiaries (the “Company”) design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, and China. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures and sells through independent distributors, primarily in the United States. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South

Korea, operates a manufacturing and distribution facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility.

4. INVENTORY

	June 30, 2001	December 30, 2000

Raw materials	$2,808	$3,300

Work in process	3,419	3,145

Finished goods	2,669	2,588

Total	$8,896	$9,033

5. LONG-TERM DEBT (in thousands)

	June 30, 2001	December 30, 2000

$5,677 four year, note, secured by U.S. equipment, interest at yield on four-year U. S. Treasury securities plus 1.75% (7.99% at June 30, 2001), due July 23, 2004.	$4,532	$5,167

$6,187 10-year mortgage note with 15-year amortization schedule on the U.S. Manatee County facility, fixed interest rate of 7.375%, due July 1, 2006.	4,493	4,575

$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	1,114	1,118

10-year notes, fixed interest rates ranging from 3.5-5.1%, secured by equipment in Germany, due between 2009 and 2011.	1,063	811

Notes, fixed and variable interest ranging from 3-10.2%, secured by equipment in Korea	206	240

Other	78	101

	11,486	12,012

Less amounts due within one year	(1,884)	(1,779)

Total	$9,602	$10,233

     The Company has three revolving lines of credit totaling approximately $9,548 with various banks. Interest rates on these credit facilities are variable based on the prime rate in the U.S. and the equivalent rate in the U.K. and Germany, respectively. All lines of credit expire in 2002. None of these arrangements contain pre-payment penalties. The total outstanding on these credit facilities was $0 at both June 30, 2001 and December 30, 2000.

     Certain of these debt instruments are subject to covenants including consolidated net working capital not less than $2,000,000 and a current ratio not less than 1.2:1.0 at all times during the term of the loan.

6. SEGMENT REPORTING

     The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers and distributors of hydraulic components. The subsidiaries are multinational with operations in the United States, the United Kingdom, Germany, and Korea. In computing operating profit for the foreign subsidiaries, no allocations of general corporate expenses have been made. Management bases its financial decisions by the geographical location of its operations.

     Identifiable assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company.

     Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated

Three Months
Ended June 30, 2001

Sales to unaffiliated customers	$11,439	$1,288	$1,678	$3,128	$—	$17,533

Intercompany sales	2,709	—	9	439	(3,157)	—

Operating profit	308	36	110	403	(15)	842

Depreciation and amortization	1,087	43	77	176	—	1,383

Capital expenditures	438	15	77	62	—	592

Three Months
Ended July 1, 2000

Sales to unaffiliated customers	$15,832	$1,408	$1,560	$3,261	$—	$22,061

Intercompany sales	3,101	—	7	431	(3,539)	—

Operating profit	1,994	26	123	443	68	2,654

Depreciation and amortization	1,097	40	68	205	—	1,410

Capital expenditures	828	237	155	535	—	1,755

Six Months
Ended June 30, 2001

Sales to unaffiliated customers	$24,083	$2,416	$3,580	$6,425	$—	$36,504

Intercompany sales	6,333	—	19	872	(7,224)	—

Operating profit	1,688	52	134	891	(50)	2,715

Depreciation and amortization	2,164	99	154	375	—	2,792

Capital expenditures	778	41	595	191	—	1,605

Six Months
Ended July 1, 2000

Sales to unaffiliated customers	$29,690	$2,856	$3,093	$6,655	$—	$42,294

Intercompany sales	5,926	—	15	958	(6,899)	—

Operating profit	2,934	165	178	850	(35)	4,092

Depreciation and amortization	2,146	73	131	438	—	2,788

Capital expenditures	1,941	406	239	597	—	3,183

     Operating profit is total sales and other operating income less operating expenses. Interest expense and net miscellaneous income (expense) have not been included in the computation of segment operating profit.

     Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $3,101 and $3,301 during the six months ended June 30, 2001, and July 1, 2000, respectively.

Item  2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed, and motion as integral components in fluid power systems. The Company sells its products globally, primarily though independent distributors. Approximately 66% of product sales are used by the mobile market, characterized by applications where the equipment is not fixed in place, the operating environment is often unpredictable, and duty cycles are generally moderate to low. The remaining 34% of sales are used by industrial markets, which are characterized by equipment that is fixed in place, typically in a controlled environment, with higher pressures and duty cycles. The Company sells to both markets with a single product line. In the first half of 2001, the Company generated 45.2% of its net sales outside of the United States and 40.7% outside North America.

     Orders for the three months ended June 30, 2001, were $16.5 million. This was a $3.8 million, or 18.8%, decrease from the three months ended July 1, 2000, and a $3.4 million, or 16.9%, decrease compared to the previous quarter ended March 31, 2001. Orders for the six months ended June 30, 2001, were $36.3 million, a $5.7 million, or 13.6%, decrease from the same six-month period last year. The United States National Fluid Power Association reported a 19.2% decrease in hydraulic orders for the first six months of 2001 compared to the same period last year.

     The Company’s net sales decreased $1.4 million, or 7.6%, to $17.5 million for the three months ended June 30, 2001, compared to the previous quarter ended March 31, 2001. The 7.6% decrease included a 13.4% decrease in domestic sales and no significant change in international sales. Net income for the quarter ended June 30, 2001, was $0.4 million compared to $1.0 million for the previous quarter ended March 31, 2001. The decrease in net income from the previous quarter was primarily due to the decrease in net sales.

Outlook

     Weekly order rates continued to decline through July. Based on this trend, management estimates that net sales for the three months ending September 29, 2001, will be approximately 7% to 10% lower than the quarter ended June 30, 2001. At these sales levels, net income for the third quarter would approach breakeven.

     The United States manufacturing sector has been in decline for a year. Historically, Sun’s business slows early in the downturn and increases at the beginning of an upturn.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000

     Net sales decreased $4.5 million, or 20.5%, to $17.5 million for the quarter ended June 30, 2001, compared to the quarter ended July 1, 2000. Net sales in the United States operation decreased $4.4 million accounting for the majority of the decrease. This decrease is due primarily to the general slow down in the manufacturing sector of the North American economy.

     Gross profit decreased $2.0 million, or 31.7%, to $4.2 million for the quarter ended June 30, 2001, compared to the quarter ended July 1, 2000. Gross profit as a percentage of net sales decreased to 24.1% compared to 28.0% for the second quarter of 2000. The 3.9% decrease in gross profit as a percent of net sales was primarily due to fixed costs spread over lower net sales.

     Selling, engineering and administrative expenses decreased 4.2%, or $0.1 million, to $3.4 million in the quarter ended June 30, 2001, compared to $3.5 million in the quarter ended July 1, 2000. This decrease is due to lower spending in discretionary expense categories in the United States operations offset by moderate increases in the foreign operations.

     Other income was $38,000 for the quarter ended June 30, 2001, compared to other expense of $193,000 for the quarter ended July 1, 2000. Other expenses in 2000 consisted primarily of the disposal of certain equipment no longer used in production in the United States and United Kingdom operations, which did not occur in 2001.

     The provision for income taxes for the quarter ended June 30, 2001, was 30.8% of pretax income, compared to 35.9% of pretax income for the quarter ended July 1, 2000. This decrease is due to a lower level of taxable income in United States, which has a higher tax rate. In both periods, tax savings were realized in the United States from the Sun Hydraulics Foreign Sales Corporation.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2001

     Net sales decreased $5.8 million, or 13.7%, to $36.5 million for the six months ended June 30, 2001, compared to the six months ended July 1, 2000. Net sales in the United States operation decreased $5.6 million accounting for the majority of the decrease. This decrease is due primarily to the general slow down in the manufacturing sector of the North American economy.

     Gross profit decreased $1.7 million, or 15.2%, to $9.5 million for the six months ended June 30, 2001, compared to the six months ended July 1, 2000. Gross profit as a percentage of net sales decreased to 26.2% compared to 26.6% for the six months ended July 1, 2000. The 0.4% decrease in gross profit as a percent of net sales was due to the unfavorable effect of lower sales volume offset by the favorable effect of lower prime or direct manufacturing costs.

     Selling, engineering and administrative expenses decreased $0.3 million, or 4.7%, to $6.8 million for the six months ended June 30, 2001, compared to $7.2 million for the six months ended July 1, 2000. This decrease is due to lower spending in discretionary expense categories in the United States operations offset by moderate increases in the foreign operations.

     Interest expense was $0.5 million for the six months ended June 30, 2001, compared to $0.6 million for the six months ended July 1, 2000. The decrease was due to a decrease in average debt over each six-month period of $1.9 million.

     Other income was $28,000 for the six months ended June 30, 2001, compared to other expense of $140,000 for the six months ended July 1, 2000. Other expenses in 2000 consisted primarily of the disposal of certain equipment no longer used in production in the United States and United Kingdom operations, which did not occur in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company’s primary source of capital has been cash generated from operations, although fluctuations in working capital requirements have been met through borrowings under revolving lines of credit. The Company’s principal uses of cash have been to pay operating expenses, make capital expenditures, pay dividends to shareholders, and service debt.

     Cash from operations for the six months ended June 30, 2001, was $3.8 million. This compares with $5.3 million for the three months ended July 1, 2000. The $1.5 million decrease was due to a $0.8 million decrease in net income and an increase in working capital requirements. Days sales outstanding were 35 and 34 at June 30, 2001, and July 1, 2000, respectively. Inventory turns were 6.0 and 7.5 at June 30, 2001, and July 1, 2000, respectively; the decrease in 2001 was due to higher inventory levels in all business segments.

     Capital expenditures, consisting primarily of purchases of machinery and equipment, were $1.6 million for the six months ended June 30, 2001, compared to $3.2 million for the six monts ended July 1, 2000. The company plans to break ground in August of this year to build an addition to the building in the United Kingdom operation that will double the manufacturing space. The project is expected to cost $2.2 million. This investment is key to the growth of the Company in Europe and will improve productivity in the United Kingdom operation.

     The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company’s operating expenses and capital expenditures for the foreseeable future.

     The Company declared a quarterly dividend of $0.04 per share to shareholders of record on June 30, 2001, which was paid on July 15, 2001.

SEASONALITY AND INFLATION

     The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. The Company does not believe that inflation had a material effect on its operations for the periods ended June 30, 2001, and July 1, 2000. There can be no assurance, however, that the Company’s business will not be affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At June 30, 2001, the Company had approximately $4.7 million in variable-rate debt outstanding and, as such, the market risk is immaterial based upon a 10% increase or decrease in interest rates. The Company manages this risk by selecting debt financing that is based on the prime rate or Treasury securities rate in the U.S., or the equivalent rate in the U.K., Germany, and Korea, respectively.

FORWARD-LOOKING INFORMATION

     Certain oral statements made by management from time to time and certain statements contained herein that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management’s Discussion and Analysis of Financial Condition and Results of Operations are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (i) the Company’s strategies regarding growth, including its intention to develop new products; (ii) the Company’s financing plans; (iii) trends affecting the Company’s financial condition or results of operations; (iv) the Company’s ability to continue to control costs and to meet its liquidity and other financing needs; (v) the declaration and payment of dividends; and (vi) the Company’s ability to respond to changes in customer demand domestically and internationally, including as a result of standardization. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur.

     Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business” (including under the subheading “Business Risk Factors”) in the Company’s Form 10-K for the year ended December 30, 2000, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended June 30, 2001. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on May 19, 2001. At the meeting, the following actions were taken by the shareholders:

Ferdinand E. Megerlin and Clyde G. Nixon were reelected as Directors to serve until the Annual Meeting in 2004, and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

	For	Withheld
Ferdinand E. Megerlin	5,717,997	11,490

Clyde G. Nixon	5,694,412	35,075

The Company’s 2001 Restricted Stock Plan was approved. The voting on the proposal was as follows:

FOR	4,337,222

AGAINST	25,534

ABSTAINED	602,640

The Company’s Employee Stock Purchase Plan was approved. The voting on the proposal was as follows:

FOR	4,342,958

AGAINST	21,543

ABSTAINED	600,895

The appointment of PricewaterhouseCoopers, LLP, as the Company’s independent certified public accountants for the year 2000 was ratified and approved. The voting on the proposal was as follows:

FOR	5,724,224

AGAINST	3,168

ABSTAINED	2,095

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

4.5	Mortgage and Security Agreement, dated January 9, 1992, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.5 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.6	Loan Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.6 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.7	Security Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.7 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.8	Modification and Additional Advance Agreement, dated March 29, 1996, between Suninco, Inc. and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.8 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.9	Consolidated Note, dated March 29, 1996, in the amount of $2,475,000.00, given by Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.9 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

Exhibit
Number	Exhibit Description

4.10	Loan Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.10 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.11	Security Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.11 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.12	Consolidated Note, dated May 20, 1996, in the amount of $3,063,157.00, given by Sun Hydraulics Corporation to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.12 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.13	Loan Agreement, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.13 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.14	Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.15	Security Agreement, dated June 14, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.15 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.16	Promissory Note, dated June 14, 1996, in the amount of $6,187,000.00, given by Sun Hydraulics Corporation and Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.16 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.17	Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of £800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

Exhibit
Number	Exhibit Description

4.18	Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed £250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.19	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.20	Amendment to Recommended Offer by Sun Hydraulics Corporation to acquire the whole of the issued share capital of Sun Hydraulik Holdings Limited, dated December 17, 1996 (previously filed as Exhibit 2.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

4.21	Master Note, dated February 3, 1997, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.22	Renewal Master Note, dated February 3, 1998, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.23	Modification Agreement, dated March 1, 1998, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.24	Renewal Master Note, dated as of February 3, 1998, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.25	Renewal Master Note, dated of February 3, 1999, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference).

Exhibit
Number	Exhibit Description

4.26	Renewal Master Note, dated July 23, 1999, in the amount of $5,000,000.00 between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.27	Loan Agreement, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.28	Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.29	Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.30	Loan Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. as Lender, Sun Hydraulics Corporation as Borrower, and Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH as Guarantors (previously filed as Exhibit 4.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.31	First Amendment to Security Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation. (previously filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.32	Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.33	Amended and restated Loan Agreement by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated November 1, 2000 (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000 and incorporated herein by reference.)

Exhibit
Number	Exhibit Description

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.5+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.6+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999 (file No. 333-83269), and incorporated herein by reference.)

10.7+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference.)

10.8+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference.)

+ Executive management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K.

Report on Form 8-K (dated June 21, 2001) filed June 27, 2001, announcing quarterly dividend.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 8, 2001.

SUN HYDRAULICS CORPORATION

By:	–s– Richard J. Dobbyn

Richard J. Dobbyn Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit	EXHIBIT INDEX
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

4.5	Mortgage and Security Agreement, dated January 9, 1992, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.5 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.6	Loan Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.6 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.7	Security Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.7 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.8	Modification and Additional Advance Agreement, dated March 29, 1996, between Suninco, Inc. and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.8 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.9	Consolidated Note, dated March 29, 1996, in the amount of $2,475,000.00, given by Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.9 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.10	Loan Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.10 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

Exhibit	EXHIBIT INDEX
Number	Exhibit Description

4.11	Security Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.11 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.12	Consolidated Note, dated May 20, 1996, in the amount of $3,063,157.00, given by Sun Hydraulics Corporation to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.12 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.13	Loan Agreement, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.13 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.14	Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.15	Security Agreement, dated June 14, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.15 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.16	Promissory Note, dated June 14, 1996, in the amount of $6,187,000.00, given by Sun Hydraulics Corporation and Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.16 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.17	Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of £800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.18	Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed £250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

Exhibit	EXHIBIT INDEX
Number	Exhibit Description

4.19	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.20	Amendment to Recommended Offer by Sun Hydraulics Corporation to acquire the whole of the issued share capital of Sun Hydraulik Holdings Limited, dated December 17, 1996 (previously filed as Exhibit 2.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

4.21	Master Note, dated February 3, 1997, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.22	Renewal Master Note, dated February 3, 1998, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.23	Modification Agreement, dated March 1, 1998, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.24	Renewal Master Note, dated as of February 3, 1998, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.25	Renewal Master Note, dated of February 3, 1999, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference).

4.26	Renewal Master Note, dated July 23, 1999, in the amount of $5,000,000.00 between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

Exhibit	EXHIBIT INDEX
Number	Exhibit Description

4.27	Loan Agreement, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.28	Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.29	Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.30	Loan Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. as Lender, Sun Hydraulics Corporation as Borrower, and Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH as Guarantors (previously filed as Exhibit 4.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.31	First Amendment to Security Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation. (previously filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.32	Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.33	Amended and restated Loan Agreement by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated November 1, 2000 (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000 and incorporated herein by reference.)

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

Exhibit	EXHIBIT INDEX
Number	Exhibit Description

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.5+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.6+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999 (file No. 333-83269), and incorporated herein by reference).

10.7+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference.)

10.8+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference.)

+ Executive management contract or compensatory plan or arrangement.