Form 10-Q
period 2001-09-29
SUN HYDRAULICS CORP
filed 2001-11-07
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001	Commission file number 0-21835

SUN HYDRAULICS CORPORATION
(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243

(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes        No

     The Registrant had 6,412,467 shares of common stock, par value $.001, outstanding as of November 1, 2001.

Sun Hydraulics Corporation
INDEX
For the quarter ended September 29, 2001

			Page

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 29, 2001 (unaudited) and December 30, 2000	3

		Consolidated Statements of Operations for the Three Months Ended September 29, 2001 (unaudited) and September 30, 2000 (unaudited)	4

		Consolidated Statements of Operations for the Nine Months Ended September 29, 2001 (unaudited) and September 30, 2000 (unaudited)	5

		Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income for the Nine Months Ended September 29, 2001 (unaudited)	6

		Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2001 (unaudited) and September 30, 2000 (unaudited)	7

		Notes to Consolidated Financial Statements	8

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

		Forward Looking Information	14

PART II	OTHER INFORMATION		15

	Item 1.	Legal Proceedings

	Item 2.	Changes in Securities

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands)

	September 29, 2001	December 30, 2000

	(unaudited)

Assets

Current assets:

Cash and cash equivalents	$4,167	$2,698

Accounts receivable, net of allowance for doubtful accounts of $190 and $163	5,858	6,112

Inventories	8,681	9,033

Taxes receivable	468	—

Other current assets	413	536

Total current assets	19,587	18,379

Property, plant and equipment, net	43,743	44,984

Other assets	948	1,011

Total assets	$64,278	$64,374

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$1,543	$1,787

Accrued expenses and other liabilities	2,051	1,585

Long-term debt due within one year	1,922	1,779

Dividends payable	256	255

Taxes payable	—	315

Total current liabilities	5,772	5,721

Long-term debt due after one year	9,253	10,233

Deferred income taxes	4,103	4,106

Other noncurrent liabilities	440	478

Total liabilities	19,568	20,538

Shareholders’ equity:

Preferred stock	—	—

Common stock	6	6

Capital in excess of par value	24,486	24,486

Retained earnings	19,920	19,073

Accumulated other comprehensive income	298	271

Total shareholders’ equity	44,710	43,836

Total liabilities and shareholders’ equity	$64,278	$64,374

     The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended

	September 29, 2001	September 30, 2000

	(unaudited)	(unaudited)

Net sales	$15,119	$19,973

Cost of sales	11,849	14,465

Gross profit	3,270	5,508

Selling, engineering and administrative expenses	2,975	3,621

Operating income	295	1,887

Interest expense	218	293

Miscellaneous expense (income)	(125)	44

Income before income taxes	202	1,550

Income tax provision	51	528

Net income	$151	$1,022

Basic net income per common share	$0.02	$0.16

Weighted average shares outstanding	6,408	6,385

Diluted net income per common share	$0.02	$0.16

Weighted average diluted shares outstanding	6,564	6,540

     The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Nine months ended

	September 29, 2001	September 30, 2000

	(unaudited)	(unaudited)

Net sales	$51,623	$61,938

Cost of sales	38,807	45,127

Gross profit	12,816	16,811

Selling, engineering and administrative expenses	9,807	10,831

Operating income	3,009	5,980

Interest expense	675	896

Miscellaneous expense (income)	(74)	184

Income before income taxes	2,408	4,900

Income tax provision	795	1,645

Net income	$1,613	$3,255

Basic net income per common share	$0.25	$0.51

Weighted average shares outstanding	6,392	6,385

Diluted net income per common share	$0.25	$0.50

Weighted average diluted shares outstanding	6,547	6,539

     The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income
(in thousands)

					Accumulated
			Capital in		other
		Common	excess of	Retained	comprehensive
	Shares	stock	par value	earnings	income	Total

Balance, December 30, 2000	6,385	$6	$24,486	$19,073	$271	$43,836

Shares issued	26

Dividends declared				(766)		(766)

Comprehensive income:

Net income				1,613		1,613

Foreign currency translation adjustments					27	27

Comprehensive income						1,640

Balance, September 29, 2001 (unaudited)	6,411	$6	$24,486	$19,920	$298	$44,710

     The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended

	September 29, 2001	September 30, 2000

	(unaudited)	(unaudited)

Cash flows from operating activities:

Net income	$1,613	$3,255

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	4,102	4,192

(Gain)/Loss on disposal of assets	(15)	275

Provision for deferred income taxes	(3)	(24)

(Increase) decrease in:

Accounts receivable	227	(813)

Allowance for doubtful accounts	27	(40)

Inventories	352	(742)

Income tax receivable, net	(468)	320

Other current assets	123	165

Other assets	21	3

Increase (decrease) in:

Accounts payable	(244)	(707)

Accrued expenses and other liabilities	466	826

Income taxes payable, net	(315)	283

Other liabilities	(38)	490

Net cash provided by operating activities	5,848	7,483

Cash flows from investing activities:

Investment in acquisition and joint venture	—	(100)

Capital expenditures	(2,858)	(3,546)

Proceeds from dispositions of equipment	55	102

Net cash used in investing activities	(2,803)	(3,544)

Cash flows from financing activities:

Proceeds from debt	571	2,999

Repayment of debt	(1,408)	(4,973)

Dividends to shareholders	(766)	(766)

Net cash used in financing activities	(1,603)	(2,740)

Effect of exchange rate changes on cash and cash equivalents	27	(171)

Net increase in cash and cash equivalents	1,469	1,028

Cash and cash equivalents, beginning of period	2,698	1,122

Cash and cash equivalents, end of period	$4,167	$2,150

Supplemental disclosure of cash flow information:

Cash paid for:

Interest	$675	$896

Income taxes	$1,581	$1,066

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

2. NEW ACCOUNTING PRONOUNCEMENTS

     On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142, effective January 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. These intangible assets will be required to be amortized over their useful lives.

     As of September 29, 2001, the Company had $0.7 million of goodwill, net of accumulated amortization of $0.1 million. Adoption of FAS 142 effective January 1, 2002 will result in the elimination of approximately $60 of annual amortization, subject to the identification of separately recognized intangibles, which would continue to be amortized under the new rules. The Company has not yet determined the extent of impaired goodwill, if any, that will be recognized as of January 1, 2002.

     In July 2001, the Financial Accounting Standards Board finalized FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The company is currently reviewing the impact that FAS 143 will have on its results.

     In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We are currently reviewing the impact of SFAS 144 on the Company.

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

4. INVENTORY

	September 29, 2001	December 30, 2000

Raw materials	$2,757	$3,300

Work in process	3,264	3,145

Finished goods	2,660	2,588

Total	$8,681	$9,033

5. LONG-TERM DEBT (in thousands)

	September 29, 2001	December 30, 2000

$5,677 four year, note, secured by U.S. equipment, interest at yield on four-year U. S. Treasury securities plus 1.75% (7.99% at September 29, 2001), due July 23, 2004	$4,205	$5,167

$6,187 10-year mortgage note with 15-year amortization schedule on the U.S. Manatee County facility, fixed interest rate of 7.375%, due July 1, 2006	4,453	4,575

$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008	1,151	1,118

10-year notes, fixed interest rates ranging from 3.5-5.1%, secured by equipment in Germany, due between 2009 and 2011	1,094	811

Notes, fixed and variable interest ranging from 3-10.2%, secured by equipment in Korea	206	240

Other	66	101

	11,175	12,012

Less amounts due within one year	(1,922)	(1,779)

Total	$9,253	$10,233

     The Company has three revolving lines of credit totaling approximately $9,400 with various banks. Interest rates on these credit facilities are variable based on the prime rate in the U.S. and the equivalent rate in the U.K. and Germany, respectively. All lines of credit expire in 2002. None of these arrangements contain pre-payment penalties. The total outstanding on these credit facilities was $0 at both September 29, 2001 and December 30, 2000.

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

     Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated

Three Months Ended September 29, 2001

Sales to unaffiliated customers	$10,156	$1,005	$1,406	$2,552	$—	$15,119

Intercompany sales	2,199	—	9	354	(2,562)	—

Operating income	11	6	2	247	29	295

Depreciation and amortization	1,026	45	74	165	—	1,310

Capital expenditures	558	10	26	658	—	1,252

Three Months Ended September 30, 2000

Sales to unaffiliated customers	$13,614	$1,488	$1,566	$3,305	$—	$19,973

Intercompany sales	2,959	—	8	471	(3,438)	—

Operating income	1,156	112	96	568	(45)	1,887

Depreciation and amortization	1,068	44	70	222	—	1,404

Capital expenditures	619	24	(395)	116	—	364

Nine Months Ended September 29, 2001

Sales to unaffiliated customers	$34,239	$3,421	$4,986	$8,977	$—	$51,623

Intercompany sales	8,531	—	27	1,228	(9,786)	—

Operating income	1,698	58	135	1,139	(21)	3,009

Depreciation and amortization	3,191	143	228	540	—	4,102

Capital expenditures	1,337	51	621	849	—	2,858

Nine Months Ended September 30, 2000

Sales to unaffiliated customers	$43,032	$4,343	$4,658	$9,905	$—	$61,938

Intercompany sales	8,885	—	23	1,429	(10,337)	—

Operating income	4,090	277	275	1,418	(80)	5,980

Depreciation and amortization	3,214	117	201	660	—	4,192

Capital expenditures	2,559	430	(156)	713	—	3,546

     Operating income is total sales and other operating revenue less operating expenses. Interest expense and net miscellaneous income (expense) have not been included in the computation of segment operating profit.

     Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $4,509 and $5,150 during the nine months ended September 29, 2001, and September 30, 2000, respectively.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed, and motion as integral components in fluid power systems. The Company sells its products globally, primarily though independent distributors. Approximately 66% of product sales are used by the mobile market, characterized by applications where the equipment is not fixed in place, the operating environment is often unpredictable, and duty cycles are generally moderate to low. The remaining 34% of sales are used by industrial markets, which are characterized by equipment that is fixed in place, typically in a controlled environment, with higher pressures and duty cycles. The Company sells to both markets with a single product line. In the first nine months of 2001, the Company generated 45% of its net sales outside of the United States.

     Net income was $0.2 million for the quarter ended September 29, 2001. This compares with net income of $0.4 million last quarter and $1.0 million for the quarter ended September 30, 2000. Net sales for the quarter ended September 29, 2001, were $15.1 million, a decrease of 13.8% from last quarter and 24.9% from the same quarter last year. Basic and diluted earnings per share were $0.02 for the third quarter of 2001, compared to $0.16 for the same period last year.

     Orders for the third quarter decreased 11% from the second quarter. While domestic orders declined only 5% from prior quarter, international orders declined 17%.

     The 14% sales decrease from prior quarter was worse than anticipated, however, the profit exceeded expectations. Over the past two quarters controllable manufacturing costs have been reduced in proportion to the decreases in sales, and discretionary spending has been reduced where possible. Based on current order rates, net sales could be in the $13 million range with a net loss of between $0.5 to $0.7 million. This would result in net income of $0.9 to $1.1 million for the year.

     The Company’s cash balance has increased $1.5 million since the beginning of the year, while debt has been reduced $0.8 million and dividends of $0.8 million have been paid to shareholders. Management believes that the Company’s cash flow and financing capability will enable it to remain financially strong even through a protracted economic downturn.

     The Company continues to emphasize investments in product engineering, enhanced customer service, and marketing programs. The Company’s experienced work force has been kept intact and no cost reductions have been made that will compromise performance in the long run or hinder the Company’s ability to respond rapidly to an upturn in business.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

     Net sales decreased $5.0 million, or 24.9%, to $15.1 million for the quarter ended September 29, 2001, compared to the quarter ended September 30, 2000. This decrease was due to a continuing decline in the domestic market, which decreased $3.3 million, or 28.0%, and softening in the international markets, which decreased $1.7 million, or 20.6%. The decrease in international net sales was led by the United Kingdom business segment, which decreased $0.8 million, or 23.4%, and Korea, which decreased $0.5 million, or 32.4%.

     Gross profit decreased $2.2 million, or 40.6%, to $3.3 million for the quarter ended September 29, 2001, compared to the quarter ended September 30, 2000. Gross profit as a percentage of net sales decreased to 21.6%, compared to 27.6% for the third quarter of 2000. The 6.0% decrease in gross profit as a percent of net sales was primarily due to the decrease in net sales.

     Selling, engineering and administrative expenses decreased 17.8%, or $0.6 million, to $3.0 million in the quarter ended September 29, 2001, compared to $3.6 million in the quarter ended September 30, 2000. This decrease is due to lower spending in many discretionary expense categories in the United States operations.

     Interest expense was $0.2 million for the quarter ended September 29, 2001, compared to $0.3 million for the quarter ended September 30, 2000. This decrease was due to a reduction in total debt from $12.4 million to $11.2 million, or $1.2 million.

     Other income was $0.1 million for the quarter ended September 29, 2001. Other income for the third quarter of 2001 consisted mainly of foreign currency gains in the United Kingdom and Germany.

     The provision for income taxes for the quarter ended September 29, 2001, was 29.3% of pretax income, compared to 34.1% of pretax income for the quarter ended September 30, 2000. The decrease was due to a change in the level of income in each country where different tax rates are in effect. In both years, tax savings were realized in the United States from the Sun Hydraulics Foreign Sales Corporation.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

     Net sales decreased $10.8 million, or 17.3%, to $51.6 million for the nine months ended September 29, 2001, compared to the nine months ended September 30, 2000. Domestic net sales decreased $9.4 million due primarily to the general slowdown in the manufacturing sector of the North American economy. International net sales decreased $1.4 million with Korea down $0.9 million, or 21.2%.

     Gross profit decreased $4.0 million, or 23.8%, to $12.8 million for the nine months ended September 29, 2001, compared to the nine months ended September 30, 2000. Gross profit as a percentage of net sales decreased to 24.8% for the nine months ended September 29, 2001, compared to 27.1% for the nine months ended September 30, 2000. The decrease in gross profit as a percent of net sales was primarily due to the decrease net sales.

     Selling, engineering and administrative expenses decreased $1.0 million, or 9.5%, to $9.8 million for the nine months ended September 29, 2001, compared to $10.8 million for the nine months ended September 30, 2000. This decrease is due to lower spending in many discretionary expense categories in the United States operations offset by moderate increases in the foreign operations.

     Interest expense was $0.7 million for the nine months ended September 29, 2001, compared to $0.9 million for the nine months ended September 30, 2000. This decrease was due to a reduction in total debt from $13.4 million to $11.6 million, or $1.8 million.

     Other income was $0.1 million for the nine months ended September 29, 2001, compared to other expense of $0.2 million for the nine months ended September 30, 2000. The difference of $0.3 million consists of other income in 2001 from foreign currency gains and interest income in the UK, offset by other expenses in 2000, primarily the disposal of certain equipment no longer used in production in the United States and United Kingdom operations.

     The provision for income taxes for the quarter ended September 29, 2001, was 33.0% of pretax income, compared to 33.6% of pretax income for the quarter ended September 30, 2000. The decrease is due to a change in the level of income in each country where different tax rates are in effect. In both years, tax savings were realized in the United States from the Sun Hydraulics Foreign Sales Corporation.

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

     Cash from operations for the nine months ended September 29, 2001, was $5.8 million. This compares with $7.5 million for the nine months ended September 30, 2000. The $1.7 million decrease was primarily due to a $1.7 million decrease in net income. Days sales outstanding (DSO) was 35 and 32 at September 29, 2001, and September 30, 2000, respectively. DSO was up in the third quarter of 2001 due to a smaller percentage of total sales being generated in the United States were the DSO is typically the lowest. Inventory turns were 5.5 and 6.5 at September 29, 2001, and September 30, 2000, respectively. Inventory turns were down across all business segments.

     Capital expenditures, consisting primarily of purchases of machinery and equipment, were $2.9 million for the nine months ended September 29, 2001, compared to $3.5 million for the quarter ended September 30, 2000.

     The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company’s operating expenses and capital expenditures for the foreseeable future.

     The Company declared a quarterly dividend of $0.04 per share to shareholders of record on September 30, 2001, which was paid on October 15, 2001.

SEASONALITY AND INFLATION

     The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. The Company does not believe that inflation had a material effect on its operations for the periods ended September 29, 2001, and September 30, 2000. There can be no assurance, however, that the Company’s business will not be affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At September 29, 2001, the Company had approximately $4.2 million in variable-rate debt outstanding and, as such, the market risk is immaterial based upon a 10% increase or decrease in interest rates. The Company manages this risk by selecting debt financing that is based on the prime rate or Treasury securities rate in the U.S., or the equivalent rate in the U.K., Germany, and Korea, respectively.

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

     Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business” (including under the subheading “Business Risk Factors”) in the Company’s Form 10-K for the year ended December 30, 2000, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended September 29, 2001. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K

     None.

     (a)  Exhibits:

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

4.5	Mortgage and Security Agreement, dated January 9, 1992, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.5 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.6	Loan Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.6 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.7	Security Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.7 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.8	Modification and Additional Advance Agreement, dated March 29, 1996, between Suninco, Inc. and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.8 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.9	Consolidated Note, dated March 29, 1996, in the amount of $2,475,000.00, given by Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.9 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.10	Loan Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.10 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.11	Security Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.11 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.12	Consolidated Note, dated May 20, 1996, in the amount of $3,063,157.00, given by Sun Hydraulics Corporation to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.12 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.13	Loan Agreement, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.13 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.14	Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.15	Security Agreement, dated June 14, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.15 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.16	Promissory Note, dated June 14, 1996, in the amount of $6,187,000.00, given by Sun Hydraulics Corporation and Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.16 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.17	Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of £800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.18	Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed £250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.19	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.21	Master Note, dated February 3, 1997, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.22	Renewal Master Note, dated February 3, 1998, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.23	Modification Agreement, dated March 1, 1998, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.24	Renewal Master Note, dated as of February 3, 1998, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.25	Renewal Master Note, dated of February 3, 1999, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference).

4.26	Renewal Master Note, dated July 23, 1999, in the amount of $5,000,000.00 between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.27	Loan Agreement, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.28	Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.29	Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.30	Loan Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. as Lender, Sun Hydraulics Corporation as Borrower, and Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH as Guarantors (previously filed as Exhibit 4.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.31	First Amendment to Security Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation. (previously filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.32	Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.33	Amended and restated Loan Agreement by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated November 1, 2000 (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2000 and incorporated herein by reference.).

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.5+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.6+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999 (file No. 333-83269), and incorporated herein by reference.)

10.7+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference.)

10.8+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference.)

+	Executive management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K.

     Report on Form 8-K (dated August 23, 2001) filed August 24, 2001, announcing quarterly dividend.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 7, 2001.

SUN HYDRAULICS CORPORATION

By:/s/ Richard J. Dobbyn

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