Form 10-K405
period 2001-12-29
SUN HYDRAULICS CORP
filed 2002-03-15
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001	Commission file number 0-21835

SUN HYDRAULICS CORPORATION
(Exact Name of Registration as Specified in its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	59-2754337 (I.R.S. Employer Identification No.)

1500 West University Parkway Sarasota, Florida (Address of Principal Executive Offices)	34243 (Zip Code)

941/362-1200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 27, 2002, was $27,579,344 based upon the closing sale price of $7.60 on the Nasdaq Stock Market’s National Market for that date. As of February 27, 2002, there were 6,424,171 shares outstanding.

PART I

ITEM 1. BUSINESS

Certain statements contained in this “Item 1. Business” that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. See “Item 7. Forward-Looking Information.”

Overview

         The Company is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The innovative floating construction of the Company’s screw-in cartridge valves and the design of the cavities in which they are installed provides demonstrable performance and reliability advantages compared to other available screw-in cartridge valves. The Company designs and manufactures one of the most comprehensive lines of screw-in hydraulic cartridge valves and manifolds in the world. The Company has generated a profit every year since 1972 and has paid a dividend every quarter since its public offering in 1997. The Company believes that its success is primarily a result of its innovative product design, consistent high quality, superior product performance and the breadth of the markets it serves.

         The Company sells its products primarily through a global network of independent fluid power distributors to a diverse universe of end users, for use in various “mobile” applications, such as construction, agricultural and utility equipment (approximately 66% of net sales), and a broad array of “industrial” applications, such as machine tools and material handling equipment (approximately 34% of net sales). While many of the Company’s end users are subject to cyclical demand for their products, the Company mitigates this exposure through the wide variety of applications and industries it serves. In 2001, sales to the Company’s largest distributor represented less than 8.5% of net sales, and approximately 45% of the Company’s net sales were outside the United States.

         The Company was organized as a Florida corporation in 1986 to take over the operations of the business of the Company’s predecessor, Suninco, Inc. (f/k/a Sun Hydraulics Corporation). Suninco, Inc. was founded in 1970 by Robert E. Koski for the specific purpose of developing and promoting screw-in cartridge valve technology. The address of the Company’s executive offices is 1500 West University Parkway, Sarasota, Florida 34243, its telephone number is (941) 362-1200, and its website address is www.sunhydraulics.com.

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

Strategy

         The Company’s objective is to enhance its position as one of the world’s leading designers and manufacturers of screw-in hydraulic cartridge valves and manifolds by (i) broadening the market for screw-in cartridge valve applications, (ii) continuing the geographic expansion of its markets, and (iii) selectively expanding its product lines. Key elements of the Company’s strategy include the following:

         Deliver Value Through High-Quality, High-Performance Products. The Company’s products are designed with operating and performance characteristics that exceed those of many functionally similar products. Overall, the Company’s products provide high value because they generally operate at higher flow rates and pressures than competitive offerings of the same size. The Company tests 100% of its screw-in cartridge valves to ensure the highest level of performance on a consistent basis.

         Offer a Wide Variety of Standard Products. The Company currently offers one of the most comprehensive lines of non-solenoid screw-in cartridge valves and manifolds in the world and has recently released solenoid screw-in cartridge valves. The Company is committed to producing functionally superior, standard products that contain a high degree of common content to minimize work in process and maximize manufacturing efficiency. Products are designed for use by a broad base of industries to minimize the risk of dependence on any single market segment or customer. The Company, expands its business through the development of new products that are complementary to its existing products.

         Expand the Product Line. The Company is continuously engaged in new product development programs to offer new and better cartridge valve solutions to its customers. New cartridge products generally fit into existing cavities, often allowing them to be installed in existing standard manifolds. In 1999, the Company introduced the first products in a new range of electrically actuated (solenoid) cartridge valves. The new solenoid cartridge valves establish a foundation to expand this range of products into other electrically actuated control valves, including proportional controls. With the introduction of these products, the Company believes it gains the opportunity to obtain sales for which it previously could not compete, and further believes that the solenoid cartridge valves will help increase sales of the Company’s other cartridge valve and manifold products.

         Capitalize on Custom Manifold Opportunities. Because fluid power system design engineers are increasingly incorporating screw-in cartridge valves into custom control systems, the Company concentrates its efforts in custom manifolds in two ways. The Company designs and manufactures manifolds, which incorporate the Company’s screw-in cartridge valves for sale to original equipment manufacturers (“OEMs”). The Company’s internally-developed, proprietary expert system software allows the Company to manufacture manifolds efficiently in low quantities. The Company encourages competitive manifold manufacturers to utilize the Company’s screw-in cartridge valves in their manifold designs. The Company sells tooling for machining its cavities, allowing independent manifold manufacturers easily to incorporate the Company’s screw-in cartridge valves into their designs.

         Expand Global Presence. The Company intends to continue to increase its global presence through expansion of its distribution network and its international manufacturing capabilities. In addition to operating units in the United States, England, Germany, Korea and a joint venture in China, the Company has strong distributor representation in most developed and developing markets, including Canada, Western Europe, Taiwan, Singapore, Australia, and Japan. In 2001, the Company generated approximately 45% of its net sales outside the United States. Key areas for expansion where the Company has minimal presence include Central and South America, China and Eastern Europe. The Company believes that further expansion of its international manufacturing facilities will enhance its competitive position in certain foreign markets. In addition, custom manifolds provide an opportunity for operating units and distributors to offer significant value-added content through the local production of manifolds that incorporate the Company’s screw-in cartridge valves. This strategy helps minimize potential tariffs and duties that could inflate the price of the Company’s products in foreign markets.

         Maintain a Horizontal Organization with Entrepreneurial Spirit. The Company believes that maintaining its horizontal management structure is critical to retaining key personnel and an important factor in attracting top talent from within the hydraulic valve and manifold industry. The Company strives to maintain its horizontal management structure that encourages communication, creativity, and entrepreneurial spirit and individual responsibility among employees. Employee initiatives have led to continuous process improvements, resulting in considerable operating efficiencies and quality control, as well as the maintenance of a safe and comfortable working environment. The Company believes that a lack of job titles and direct formal reporting responsibilities eliminates perceived barriers to advancement and reduces the potential for adversarial relationships to arise within the organization. A workplace without walls in the Company’s offices as well as on the shop floor encourages informal employee consultation and provides the opportunity for all personnel to interface across functional areas.

         Leverage Manufacturing Capability and Know-how as Competitive Advantages. The Company believes that one of its competitive advantages is its ability to manufacture products to demanding specifications. The Company’s strong process capability allows it to machine parts to exacting dimensional tolerances, resulting in the high performance characteristics of its screw-in cartridge valves. The Company has the ability to control manufacturing processes to replicate products consistently and can, if desired, manufacture most of the components of its products with the exception of springs, elastomer seals, and electrical coils. The Company has in-house heat treatment capability to provide consistent and reliable control of this critical operation. Many of the processes discovered and/or developed by the Company often allow cartridge valve design engineers to create new products that otherwise may not have been considered.

         Sell Through Distributors. Due to the variety of potential customers and the Company’s desire to avoid unnecessary bureaucracy, the sales function has been performed primarily by independent distributors. The Company has approximately 75 distributors, 52 of which are located outside the United States, and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. Many of these distributors sell products manufactured by other companies that allow them to provide a complete hydraulic system to the customer. The Company provides a high level of technical support to its distributors through open access to the Company’s engineering staff, technical documentation, and technical training programs. In addition, the Company maintains close relationships with many OEMs and end users of its products to help it understand and predict future needs for fluid power control devices and to test and refine new product offerings.

         Brand Label and License Manufacturing where desirable. Two areas the Company has not historically exploited to increase the market penetration of its products are brand labeling and manufacturing licensing agreements. In 1999, the Company entered into a non-exclusive supply agreement with Bosch Rexroth, A.G., a German full-line hydraulic component and systems manufacturer, under which the Company will manufacture selected products carrying the Rexroth logo. In addition, the Company has a non-exclusive licensing agreement whereby Rexroth may manufacture some of the Company’s products for use in its own fluid power systems. Company sales to Rexroth have increased under the supply agreement; however, Rexroth has produced only prototype quantity valves under the manufacturing agreement. The Company may also consider entering into similar agreements with other manufacturers of fluid power components if it deems it to be of strategic benefit.

Products

Screw-in Cartridge Valves

         The Company designs and manufactures high-performance, screw-in hydraulic cartridge valves in up to five size ranges, suitable for flows from one to 400 gallons per minute and continuous operating pressures up to 5,000 pounds per square inch. The floating construction pioneered by the Company provides demonstrable performance and reliability advantages compared to most competitors’ product offerings due to its self-alignment characteristic that accommodates potential manufacturing deviations common in the thread-making operations of screw-in cartridge valves and manifolds. This floating construction significantly differentiates the Company from most of its competitors, which design and manufacture rigid screw-in cartridge valves that fit an industry common cavity. The floating construction of the Company’s screw-in cartridge valves eliminates the tendency of working parts inside the cartridge valves to bind when screwed into the manifold, which leads to unnecessary stress and, often, premature failure. Recently some competitors have begun to manufacture products that fit the Company’s cavity. Strategically, the Company believes the markets for its products will expand more rapidly if other sources are available for products that fit the Company’s cavity. The Company believes the recent supply and manufacturing agreements with Bosch Rexroth are a strong endorsement of its design principles.

Manifolds

         A manifold is a solid block of metal, usually aluminum or ductile iron, which is machined to create threaded cavities and channels into which screw-in cartridge valves can be installed and through which the hydraulic fluid flows. The manifolds manufactured by the Company are described below:

Standard Manifolds. The variety of standard, catalogued manifolds offered by the Company is unmatched by any screw-in cartridge valve competitor. These products allow customers easily to integrate the Company’s screw-in cartridge valves into their systems in many different ways. Once designed, standard manifolds require minimal, if any, maintenance engineering over the life of the product.

Custom Manifolds. Custom manifolds are designed for a customer-specific application and typically combine many different screw-in cartridge valves in a single package or multiple packages. The Company’s internally-developed, proprietary expert system software allows the Company to manufacture manifolds efficiently in low volumes. The innovative design of the Company’s screw-in cartridge valves allows manifolds to be physically smaller for certain applications than functionally similar manifolds containing competitors’ screw-in cartridges that fit industry common cavities. The Company believes many of the custom manifolds that incorporate cartridge valves which fit industry common cavities require testing after assembly. The Company does not routinely test manifolds that contain its screw-in cartridge valves because of the inherent reliability of the cartridge valves and believes this provides a significant competitive advantage. Custom manifolds provide many benefits to end users and equipment manufacturers, including reduced assembly time, reduced leakage points, neater packaging, potentially fewer hose and fitting connections, and more control functions in a single location.

Engineering

         The Company believes that it is critical for engineers to play an important role in all aspects of the Company’s business, including design, manufacturing, sales and marketing and technical support. When designing products, engineers work within a disciplined set of design parameters that often results in repeated incorporation of existing screw-in cartridge valve components in new functional products. The Company’s focus on engineering has served as the foundation of its ability to offer the expansive range of screw-in cartridge valves that it brings to market.

         During product development, engineers work closely with manufacturing personnel to define the processes required to manufacture the product reliably and consistently. The close link between engineering and manufacturing helps smooth the transition from design to market. Design changes to facilitate manufacturing processes are sometimes considered but not if product performance levels would be compromised. The Company practices a continuous improvement process, which it believes is largely attributable to its horizontal management structure that empowers employees and encourages their creative contribution. At various times the Company may incorporate design changes in a product to improve its performance or life expectancy. All of the Company’s engineers provide application support to customers and distributors.

Manufacturing

         The Company is a process intensive manufacturing operation that extensively utilizes computer numerically controlled (“CNC”) machinery to manufacture its products. Where commercial machinery is not available for specific manufacturing or assembly operations, the Company often designs and builds its own machinery to perform these tasks. The Company makes extensive use of automated handling and assembly technology (robotics) where possible to perform repetitive tasks, thus promoting manufacturing efficiencies and workplace safety. The Company has its own electric heat treatment furnaces to provide consistent and reliable control of this important operation.

         At its Sarasota, Florida, facilities, the Company has extensive testing facilities that allow its design engineers to test fully all cartridge valve products at their maximum rated pressure and flow rates. A metallurgist and complete metallurgical laboratory support the Company’s design engineers and in-house heat treatment. The resident engineers at the Company’s other facilities also utilize test equipment.

         The Company employs a build-to-order philosophy and relies on its distributors to purchase and maintain sufficient inventory to meet their customers’ demands. With this build-to-order philosophy, most raw materials, including aluminum and steel, are delivered on a just-in-time basis. These and other raw materials are commercially available from multiple sources.

         The Company controls most critical finishing processes in-house but does rely on a small network of outside manufacturers to machine cartridge components to varying degrees of completeness. Many high-volume machining operations are performed exclusively at outside suppliers. The Company is very selective in establishing its supplier base and attempts to develop and maintain long-term relationships with suppliers. The Company continually reviews all of its suppliers to improve the quality of incoming parts and to assess opportunities for better control of both price and quality. Manufacturing processes at the existing facilities in the United States, England and Korea are certified to ISO 9002. The United States is in the process of having its manufacturing and design processes certified to ISO 9001. Completion of the certification is expected in 2002.

Sales and Marketing

         The Company’s products are sold globally, primarily through independent fluid power distributors. Distributors are supported with product education programs conducted by the Company at its facilities. Technical support is provided by each of the Company’s manufacturing operations (Florida, England, Germany, Korea, and China). Included in the Company’s sales and marketing staff are hydraulic engineers who have significant experience in the fluid power industry. Discount pricing structures encourage distributors to buy in moderate to high volumes to ensure there is a local inventory of products in the marketplace.

         The Company currently has approximately 75 distributors, 52 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2001, sales to the Company’s largest distributor represented less than 8.5% of net sales and net sales outside of the United States represented approximately 45% of total net sales.

         In addition to distributors, the Company sells directly to other companies within the hydraulic industry under a pricing program that does not undermine the primary distributors’ efforts. Companies that participate in this program utilize the Company’s products in a value-added application, integrating the Company’s screw-in cartridge valves into other fluid power products or systems of their manufacture. Management believes this strategy strengthens the Company by encouraging other manufacturers to buy from the Company. The “goodwill” relationships that result from this strategy also help to keep the Company abreast of technological advances within the fluid power industry, aiding in new product development.

         In 1999, the Company signed a non-exclusive supply agreement with Rexroth, a German manufacturer of fluid power components and systems, which allows Rexroth to purchase the Company’s standard products for incorporation into its hydraulic systems. Rexroth is one of the largest hydraulic manufacturers of fluid power systems in the world and has significant presence in all major markets.

Through this relationship, the Company believes that it will gain entry into new markets, both geographically and for new applications. Management anticipates that it will evaluate similar agreements with other manufacturers’ of fluid power components when to do so would be of strategic benefit.

         While the Company principally sells its products through distributors, it provides end users with technical information via the internet website and catalogues. This program is intended to provide design engineers with all information necessary to specify and obtain the Company’s products. In December, 2001, the Company launched a new website which disseminates product information quickly and is widely available to help stimulate global demand and pull product through the distribution channel. The time from the engineering release of products to their appearance in the marketplace has been drastically reduced. The Company will continue to invest in this technology as one of the best ways to keep its broad product offering available to provide hydraulic control solutions for customers around the world.

Customers

         Management does not believe that the loss of any one customer would have a material adverse effect on the Company’s business. End-users are classified by whether their primary applications for the Company’s products are “mobile” or “industrial.”

         Mobile applications involve equipment that generally is not fixed in place and is often operated in an uncontrolled environment, such as construction, agricultural and utility equipment. Mobile customers were the original users of screw-in cartridge valves due to the premium that these industries place on considerations of space, weight, and cost. Mobile customers currently account for approximately 66% of the Company’s net sales.

         Industrial applications involve equipment that generally is fixed in place in a controlled environment. Examples include presses, injection molding equipment, and machine tools. The requirements of the industrial marketplace are more demanding than most mobile applications since industrial equipment typically operates at significantly higher cycles. The Company’s products are designed to withstand these operating imperatives, and industrial applications currently account for approximately 34% of the Company’s net sales. Many conventional valve designs are still used in industrial applications and represent substitution opportunities for the Company’s products.

         The Company’s distributors are not authorized to approve the use of its products in any of the following applications, (i) any product that comes under the Federal Highway Safety Act, such as steering or braking systems for passenger-carrying vehicles or on-highway trucks, (ii) aircraft or space vehicles, (iii) ordnance equipment, (iv) life support equipment, and (v) any product that, when sold, would be subject to the rules and regulations of the United States Nuclear Regulatory Commission. These “application limitations” have alleviated the need for the Company to maintain the internal bureaucracy necessary to conduct business in these market segments.

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

         Most of the Company’s screw-in cartridge valve competitors produce screw-in cartridge valves that fit an industry common cavity that sometimes allows their products to be interchangeable. The industry common cavity is not currently supported by any national or global standards organizations, although there is an ongoing effort to standardize a modified version of this cavity in the United States. The International Standards Organization (ISO) has developed a standard screw-in cartridge cavity that is different from the industry common cavity, but the Company is not aware of any major competitor that currently produces a full line of standard products conforming to the ISO standard. The Company does not manufacture a product that fits either the industry common or the ISO standard cavity. A few competitors manufacture selected screw-in cartridge valves that fit the Company’s cavity. The Company believes the majority of these products are load control valves. To help expand market opportunities, the Company, in late 1999, entered into a non-exclusive sales agreement and a non-exclusive license agreement with Rexroth, under which products will be brand-labeled for, or manufactured under, license by Rexroth using the Company’s unique cavity. Management believes that increased use of the Company’s cavity will be beneficial in the long term because, although competition will increase, markets and applications for the Company’s products also will increase.

Employees

         As of December 29, 2001, the Company had 537 full-time employees in the United States, 89 in England, 22 in Germany, and 30 in Korea. The Company continues to focus its efforts in designing and manufacturing standard products, allowing it to maintain over 90% of its employees in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company’s operating units, and management believes that relations with its employees are good.

         Employees are paid either hourly or with an annual salary at rates that are competitive with other companies in the industry and in its geographic areas. Management believes that the combination of competitive salary, above average health and retirement plans, and a safe and pleasant working environment discourages employee turnover and encourages efficient, high-quality production. Nevertheless, due to the nature of the Company’s manufacturing business, it is often difficult to attract skilled personnel.

Patents and Trademarks

         The Company believes that the growth of its business will be dependent upon the quality and functional performance of its products and its relationship with the marketplace, rather than the extent of its patents and trademarks. The Company’s principal trademark is registered internationally in the following countries: Argentina, Australia, Brazil, Canada, Chile, China, France, Germany, Italy, Japan, Korea, Mexico, Peru, Spain, Sweden, Switzerland, the United Kingdom and the United States. While the Company believes that its patents have significant value, the loss of any single patent would not have a material adverse effect on the Company.

Business Risk Factors

         In addition to the other information in this Form 10-K Report, the following should be considered in evaluating the Company’s business and its prospects:

         Potential Marketplace Adoption of Industry Standard. The Company’s screw-in cartridge valves fit into a unique cavity for which, to date, few other manufacturers have designed products. Accordingly, the Company’s screw-in cartridge valves are not interchangeable with those of other manufacturers. Most competitive manufacturers produce screw-in cartridge valves that fit into an industry common cavity. There is an ongoing effort in the United States to produce a new standard for screw-in hydraulic cartridge valve cavities based on the industry common cavity. Additionally, the International Standards Organization (“ISO”) has an existing industry standard for screw-in hydraulic cartridge valve cavities, which is different from the Company’s cavity and the industry common cavity. In the Company’s view, the industry common cavity as well as the suggested standardized form of this cavity and the ISO standard cavity fail to address critical functional requirements, which could result in performance and safety problems of significant magnitude for end users. No major competitor has converted its products to fit the ISO standard cavity. Any move by a substantial number of screw-in cartridge valve and manifold manufacturers toward the adoption of ISO standard or another standard, based on the existing industry common cavity, could have a material adverse effect on the Company’s business, financial condition and results of operation. See “Business — Competition.”

         Risks Relating to Growth Strategy. In pursuing its growth strategy, the Company intends to expand its presence in its existing markets and enter new geographic markets. In addition, the Company may pursue acquisitions and joint ventures to complement its business. Many of the expenses arising from the Company’s expansion efforts may have a negative effect on operating results until such time, if at all, these expenses are offset by increased revenues. The Company initiated capacity expansion programs during 1997-1999, including the construction of new manufacturing facilities in the United States and Germany, plant improvements in England, equipment purchases and, through acquisition, a facility in Korea. The Company, during 1999 and 2000, also completed the implementation of new accounting and manufacturing computer software systems at its Florida and U.K. facilities, and reconfigured its manufacturing units at its two Florida facilities. In addition to monetary expense, these matters required significant attention from senior management and contributed to the Company’s past delivery problems. Management has now refocused its efforts on improving delivery times and customer responsiveness, reducing manufacturing costs, and achieving greater profitability. There can be no assurance that the Company will be able to improve its market share or profitability, recover its expenditures for these capital improvements, or successfully implement its growth strategy. See “Business — Strategy.”

         The Company’s expansion strategy also may require substantial capital investment for the construction of new facilities and their effective operation. The Company may finance the acquisition of additional assets using cash from operations, bank, or institutional borrowings, or through the issuance of debt or equity securities. There can be no assurance that the Company will be able to obtain financing from bank or institutional sources or through the equity or debt markets or that, if available, such financing will be on terms acceptable to the Company.

         Dependence on Key Employees and Skilled Personnel. The Company’s success depends, to a significant extent, upon a number of key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on the business of the Company. The Company’s future operating results depend to a significant degree upon the continued contribution of its key technical personnel and skilled labor force. Competition for management and engineering personnel is intense, and the Company competes for qualified personnel with numerous other employers, some of whom have greater financial and other resources than the Company. The Company conducts a substantial part of its operations at its facilities in Sarasota, Florida. The Company’s continued success depends on its ability to attract and retain a skilled labor force at this location. While the Company has been successful in attracting and retaining skilled employees in the past, there can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to develop, manufacture and market its products and expand its operations. See “Business — Employees.”

         Competition. The hydraulic valve and manifold industry is highly fragmented and intensely competitive, with the Company facing competition from a large number of competitors, some of which are full-line producers and others that are niche suppliers like the Company. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by the Company. The Company believes that it competes based upon quality, reliability, price, value, speed of delivery and technological characteristics. Many of the Company’s screw-in cartridge valve competitors are owned by corporations, which are significantly larger than the Company and have greater financial resources than the Company. There can be no assurance that the Company will continue to be able to compete effectively with these companies.

         The manifold business is also highly fragmented and intensely competitive. All of the major screw-in cartridge valve manufacturers either manufacture manifolds or have sources that they use on a regular basis. In addition, there are a number of independent manifold suppliers that produce manifolds incorporating various manufacturers’ screw-in cartridge valves, including those made by the Company. Finally, there are many small, independent machine shops that produce manifolds at very competitive prices. Competition in the manifold business is based upon quality, price, relationships based on proximity to the customer, and speed of delivery. Many of the Company’s competitors have very low overhead structures and there can be no assurance that the Company will continue to be able to compete effectively with these companies.

         In addition, the Company competes in the sale of hydraulic valves and manifolds with certain of its customers. Generally, these customers purchase special purpose valves from the Company to meet a specific need in a system, which cannot be filled by any valve made by such customer. To the extent that the Company introduces new valves in the future that increase the competition between the Company and such customer, such competition could adversely affect the Company’s relationships with these customers.

         Cyclicality. The capital goods industry in general, and the hydraulic valve and manifold industry in particular, is subject to economic cycles. The Company experienced a downturn in 2001 which had a material adverse effect on the Company’s business and results of operation.

         International Sales. In 2001, approximately 45% of the Company’s net sales were outside of the United States. The Company is expanding the scope of its operations outside the United States, both through direct investment and distribution, and expects that international sales will continue to account for a significant portion of net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions and, particularly in emerging economies, potential political and economic instability and regional conflicts. Furthermore, the Company’s international operations generate sales in a number of foreign currencies, particularly British pounds, the Euro, or the Korean Won. Therefore, the Company’s financial condition and results of operation are affected by fluctuations in exchange rates between the United States dollar and these currencies. Any or all of these factors could have a material adverse effect on the Company’s business, financial condition, and results of operations.

         Environmental Compliance. The Company’s operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. Management believes that the Company’s current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which could have a material adverse effect on the Company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations will not materially affect the Company’s business or operations in the future.

         Risk of Product Liability. The application of many of the Company’s products entails an inherent risk of product liability. There can be no assurance that the Company will not face any material product liability claims in the future or that the product liability insurance maintained by the Company at such time will be adequate to cover such claims.

         Technological Change. The fluid power industry and its component parts are subject to technological change, evolving industry standards, changing customer requirements and improvements in and expansion of product offerings. If technologies or standards used in the Company’s products become obsolete, the Company’s business, financial condition and results of operations will be adversely affected. Although the Company believes that it has the technological capabilities to remain competitive, there can be no assurance that developments by others will not render the Company’s products or technologies obsolete or noncompetitive. See “Business — Strategy.”

         Raw Materials. The primary raw materials used by the Company in the manufacture of its products are aluminum, ductile iron, and steel. There can be no assurance that prices for such materials will remain stable. If the Company is unable to pass through any price increases to its customers, the operating results of the Company will be adversely affected.

         Parts Suppliers. The Company’s largest expense in the cost of sales is purchased cartridge valve parts. There is no assurance that the Company’s manufacturing costs and output would not be materially and adversely affected by operational or financial difficulties experienced by one or more of its suppliers.

         Payment of Dividends. Although the Company has paid a cash dividend each quarter since its Common Stock has been publicly traded, there can be no assurance that funds will be funds available for this purpose in the future. The declaration and payment of dividends is subject to the sole discretion of the Board of Directors of the Company and will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors, and may be restricted by the terms of the Company’s credit agreements.

         Certain Anti-takeover Provisions. The Company’s Articles of Incorporation provides for a classified Board of Directors. In addition, the Articles of Incorporation gives the Board of Directors the authority, without further action by the shareholders, to issue and fix the rights and preferences of a new class, or classes, of preferred stock. These and other provisions of the Articles of Incorporation and the Company’s Bylaws may deter or delay changes in control of the Company, including transactions in which shareholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interests.

         Control by Certain Shareholders and Management. Members of the Koski family, including two Directors, Robert E. Koski, the Company’s founder and former Chairman, and Christine L. Koski, own or control approximately 42% of the outstanding shares of Common Stock. Accordingly, the members of the Koski family have the ability to control the election of the Company’s Directors and the outcome of certain corporate actions requiring shareholder approval and to control the business of the Company. Such control could preclude any acquisition of the Company and could adversely affect the price of the Common Stock. Additionally, all Directors and Executive Officers of the Company as a group beneficially own or control approximately 50% of the outstanding shares of Common Stock. See Item 12. Security Ownership of Certain Beneficial Owners and Management.

ITEM 2. PROPERTIES

         The Company’s major locations include facilities in the United States, United Kingdom, Germany, and Korea, as set forth below.

         The Company owns a 66,000 square foot facility in Sarasota, Florida, which houses manufacturing, design, marketing and other administrative functions. The Sarasota facility does not have any financial encumbrances and is well suited for the design, testing and manufacture of the Company’s products.

         The Company also owns a 60,000 square foot manufacturing facility in Manatee County, Florida, which is encumbered by a mortgage loan due December 1, 2011. Under the mortgage loan, monthly payments of principal with interest of 6.5% on the unpaid balance are required. At December 29, 2001, $4.4 million was outstanding under this credit facility. The Manatee County facility, constructed in 1997, has a productive capacity similar to the Sarasota facility.

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

         The Company also owns vacant land in Manatee County, Florida, for future expansion requirements. There is no mortgage on this property and the Company believes the land to be well suited to add over 30,000 square feet of manufacturing capacity.

         The Company owns a 10,000 square foot manufacturing facility in Inchon, Korea, free of any encumbrances. This facility is operating at approximately 75% of capacity.

         The Company owns a 25,000 square foot manufacturing facility in Coventry, England, free of any encumbrances. This facility has a productive capacity of approximately $15 million and currently, is operating at 75% of its productive capacity. The Company is expanding the United Kingdom facility adding an additional 12,000 square feet. The expansion is expected to be complete in the second quarter of 2002.

         The Company’s 45,000 square foot facility in Erkelenz, Germany has a mortgage loan which is due September 30, 2008, and has a fixed interest rate of 6.05%. At December 29, 2001, the principal balance was $1.1 million. This facility is well suited to house equipment used for manufacturing and testing of the Company’s products. Currently, a small portion of the manufacturing area is utilized. The productive capacity of this facility if fully equipped is believed to be approximately $40.0 million.

         The Company believes that its properties have been adequately maintained, are generally in good condition, and are suitable and adequate for its business as presently conducted. The extent of utilization of the Company’s properties varies from time to time and among its facilities.

ITEM 3. LEGAL PROCEEDINGS

         The Company from time to time is involved in routine litigation incidental to the conduct of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 29, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK
AND RELATED STOCKHOLDER MATTERS

Market Information

         The Common Stock of the Company has been trading publicly under the symbol SNHY on the Nasdaq National Market since the Company’s initial public offering on January 9, 1997. The following table sets forth the high and low closing sale prices of the Company’s Common Stock as reported in the Nasdaq National Market for the periods indicated:

	High	Low
1999

First quarter	$9.750	$6.375

Second quarter	9.500	6.750

Third quarter	9.250	6.875

Fourth quarter	8.000	5.750

2000

First quarter	$12.000	$5.875

Second quarter	9.000	7.203

Third quarter	8.813	8.000

Fourth quarter	8.000	6.250

2001
First quarter	$7.688	$6.500

Second quarter	8.000	7.050

Third quarter	8.130	7.350

Fourth quarter	8.000	6.800

Holders

         There were 104 shareholders of record of Common Stock on February 27, 2002. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 2,000 beneficial owners of Common Stock.

Dividends

         The Company declared cash dividends of $0.04 per share to shareholders of record on the last day of each calendar quarter during 2001 and 2000. These dividends were paid on the 15th day of each month following the date of declaration.

         The Company’s Board of Directors currently intends to continue to pay a quarterly dividend of at least $0.04 per share during 2002. However, the declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following summary should be read in conjunction with the consolidated financial statements and related notes contained herein. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business.”

         As of January 1, 1999, the Company changed from a calendar reporting year ending on December 31st to a fiscal year which will end on the Saturday closest to December 31st. Each quarter consists of two 4-week periods and one 5-week period.

	Year Ended

	Dec 29, 2001	Dec 30, 2000	Jan 1, 2000	Dec 31, 1998	Dec 31, 1997

	(in thousands except per share data)
Statement of Income Data:

Net sales	$64,983	$79,967	$70,449	$72,720	$64,947

Gross profit	14,625	21,465	16,416	19,234	19,479

Operating income	2,060	7,356	4,038	7,688	8,302

Income before income taxes	1,312	5,919	2,664	8,520	7,264

Net income	$950	$3,921	$1,831	$5,647	$4,710

Basic net income per common share	$0.15	$0.61	$0.29	$0.89	$0.75

Diluted net income per common share	$0.14	$0.60	$0.28	$0.87	$0.73

Dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.14

Other Financial Data:

Depreciation and amortization	$5,426	$5,594	$5,043	$4,387	$3,706

Capital expenditures	4,022	4,374	7,897	8,137	6,490

Balance Sheet Data:

Cash and cash equivalents	$3,611	$2,698	$1,122	$1,592	$1,249

Work ing capital	12,778	12,658	8,717	5,629	6,100

Total assets	61,750	64,374	64,074	61,019	53,389

Total debt	10,663	12,012	14,342	11,907	9,564

Shareholders’ equity	43,738	43,836	41,176	40,015	35,000

Quarterly Results of Operations
(in thousands)

	For the Quarter Ended

	Dec 29,	Sep 29,	Jun 30,	Mar 31,	Dec 29,	Sep 29,	Jun 30,	Mar 31,
	2001	2001	2001	2001	2000	2000	2000	2000

Net sales	$13,361	$15,119	$17,533	$18,970	$17,537	$20,137	$22,060	$20,233

Gross profit	1,809	3,270	4,217	5,316	4,721	5,486	6,176	5,082

Operating income (loss)	(949)	295	842	1,859	1,377	1,887	2,653	1,439

Income (loss) before income taxes	(1,096)	202	620	1,585	1,021	1,550	2,148	1,200

Net income (loss)	($662)	$151	$429	$1,033	$667	$1,021	$1,376	$857

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally, primarily though independent distributors. Approximately 66% of product sales are used by the mobile market, characterized by applications where the equipment is not fixed in place, the operating environment is often unpredictable, and duty cycles are generally moderate to low. The remaining 34% of sales are used by industrial markets, which are characterized by equipment that is fixed in place, typically in a controlled environment, with higher pressures and duty cycles. The Company sells to both markets with a single product line. In 2001, the Company generated approximately 45% of its net sales outside of the United States.

Industry conditions

         Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), United States shipments of hydraulic products decreased 16.4% in 2001 compared to 2000. Historically the Company’s orders trend has tracked closely to the United States measure of manufacturing capacity utilization. At the end of 2001, this measure was at its lowest level in eighteen years.

Results for the 2001 fiscal year

         Net sales for the year ended December 29, 2001, were $65.0 million, a decrease of 18.7% compared to net sales of $80.0 million for the year ended December 30, 2000. Net income for 2001 was $1.0 million, or 1.5 % of net sales, compared to $3.9 million, or 4.9% of net sales, for 2000. Basic and diluted earnings per share for the year ended 2001, were $0.15 and $0.14 respectively, compared to $0.61 and $0.60 for the year ended December 30, 2000.

Cash Flow

         Net cash generated from operations for the year was $7.3 million. Capital expenditures for the year were $4.0 million, debt decreased $1.4 million, and $1.0 million was paid to shareholders in dividends. Cash on hand at December 29, 2001, was $3.6 million, an increase of $0.9 million for the year.

Results for the fourth quarter of 2001

         Net sales for the fourth quarter ended December 29, 2001, were $13.4 million, a decrease of 23.4% compared to net sales of $17.5 million for the fourth quarter of 2000. Net loss for the quarter ended December 29, 2001, was in the company’s forecasted range at $0.7 million, compared to net income of $0.7 million for the fourth quarter of 2000. Net loss for the quarter included a pretax charge of $0.3 million for slow moving inventory. Both basic and diluted net loss per share for the fourth quarter of 2001 were $0.10.

Management Comments

         Management believes that the Company’s diversified customer base and global presence helped to mitigate the adverse financial effects of the significant downturn in the manufacturing sector. During 2001, the Company was able to keep the workforce intact, continue investments in productivity improvements, and strengthen its marketing efforts.

Outlook

         Orders for the first 8 weeks of the 2002 fiscal year were at a rate 30% higher than the fourth quarter and 12% higher than the third quarter of 2001. The Company estimates that sales for the first quarter of 2002 will be approximately 12% higher than the previous quarter and that net income will approach breakeven.

         Management believes that the current upturn in orders is likely to continue in 2002. If the rate of recovery in 2002 is similar to the rate of decline in 2001, 2002 sales will be approximately $70.0 million, an 8% increase over 2001, which should produce net income per share of approximately $0.40.

Other Highlights

         In December 2001, the Company launched a new website which disseminates product information quickly and is widely available to help stimulate global demand and pull product through the distribution channel. The time from the engineering release of products to their appearance in the marketplace has been drastically reduced. The Company will continue to invest in this technology as one of the best ways to keep its broad product offering available to provide hydraulic control solutions for customers around the world.

Results of Operations and Segment Information

The following table sets forth, for the periods indicated, certain items in the Company’s statements of income as a percentage of net sales.

	For the Year Ended

	Dec 29, 2001	Dec 30, 2000	Jan 1, 2000	Dec 31, 1998	Dec 31, 1997

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%

Gross profit	22.5%	26.8%	23.3%	26.4%	30.0%

Operating income	3.2%	9.2%	5.7%	10.6%	12.8%

Income before income taxes	1.5%	7.4%	3.8%	11.7%	11.3%

Segment information is as follows:

	United		United
	States	Korea	Kingdom	Germany	Elimination	Consolidated
2001

Sales to unaffiliated customers	$43,158	$4,244	$11,248	$6,333	$—	$64,983

Intercompany sales	10,326	—	1,544	37	(11,907)	—

Operating income (loss)	667	(20)	1,257	95	61	2,060

Identifiable assets	44,463	1,764	11,257	5,861	(1,595)	61,750

Depreciation and amortization	4,219	177	725	305	—	5,426

Capital expenditures	1,939	72	1,357	654	—	4,022

2000
Sales to unaffiliated customers	$55,488	$5,537	$13,026	$5,916	$—	$79,967

Intercompany sales	11,232	—	1,814	29	(13,075)	—

Operating income (loss)	5,021	307	1,834	281	(87)	7,356

Identifiable assets	48,717	1,966	10,285	4,757	(1,351)	64,374

Depreciation and amortization	4,283	166	874	271	—	5,594

Capital expenditures	3,213	450	762	(51)	—	4,374

1999

Sales to unaffiliated customers	$50,327	$4,202	$10,858	$5,062	$—	$70,449

Intercompany sales	8,354	—	2,016	43	(10,413)	—

Operating income	2,492	81	1,059	354	52	4,038

Identifiable assets	49,539	857	8,044	5,902	(268)	64,074

Depreciation and amortization	3,802	112	827	302	—	5,043

Capital expenditures	5,953	119	1,323	502	—	7,897

Comparison of Years Ended December 29, 2001 and December 30, 2000

Net Sales

         Net sales for 2001 were $65.0 million, a decrease of $15.0 million, or 18.7%, from $80.0 million in 2000. Domestic net sales decreased 25.9%, or $12.5 million, in 2001, compared to 2000. The primary reason for the decrease was the prolonged decline in the United States manufacturing sector, evidenced by the United States manufacturing capacity utilization index, which was at an eighteen year low at the end of 2001. International net sales decreased 7.7%, or $2.5 million, with decreases across all markets except Germany.

Gross Profit

         Gross profit decreased to $14.6 million, or 32.1%, in 2001, compared to $21.5 million in 2000. Gross profit as a percentage of net sales decreased to 22.5% in 2001, compared to 26.8% in 2000. The decrease in gross profit as a percentage of net sales was due to fewer sales dollars available to cover indirect manufacturing costs, despite an overall decrease in these costs. The decrease in gross profit as a percentage of net sales was also due to a loss of productivity in the U.S. operations. Management decided to maintain production headcount despite reduced production requirements in order to preserve its long-term investment in the workforce.

Selling, Engineering, and Administrative Expenses

         Selling, engineering and administrative expenses decreased $1.5 million, or 10.6%, to $12.6 million in 2001, compared to $14.1 million in 2000. $0.7 million of the decrease was due to significantly reduced spending for product catalogues. The new company website significantly reduces the amount of product information required to be published. The balance of the decrease was due to lower wage and warranty expenses as well as reductions in many discretionary expense categories such as outside services and travel.

Interest Expense

         Interest expense was $0.9 million and $1.1 million in 2001 and 2000, respectively. There was no interest expense on the unsecured line of credit in 2001 since the outstanding balance remained at $0 for the entire year. This resulted in a decrease in interest expense of $0.1 million from 2000 to 2001. Interest expense on the Company’s long-term mortgages and other debt also decreased $0.1 million.

Miscellaneous (Income) Expense

         Miscellaneous income was $0.1 million in 2001, compared to miscellaneous expense of $0.3 million in 2000. The $0.4 million change was due to a decrease in equity losses on the joint venture in China, a decrease in foreign currency exchange losses, and a decrease in loss on sale of fixed assets.

Income Taxes

         The provision for income taxes for the year ended December 29, 2001, was 27.6% of pretax income compared to 33.8% for the year ended December 30, 2000. The decrease was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

Comparison of Years Ended December 30, 2000 and January 1, 2000

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

Interest Expense

         Interest expense was $1.1 million and $1.0 million in 2000 and 1999, respectively. The interest expense related to the unsecured line of credit, long-term mortgages and related party debt decreased $0.2 million, while interest on the secured line of credit in the United States, which was converted to a four year note on July 23, 2000 (See Note 8 to the Financial Statements), increased $0.3 million.

Miscellaneous (Income) Expense

         Miscellaneous expense was $0.3 million in 2000, compared to $0.4 million in 1999. The $0.1 decrease was due to a decrease in equity losses on the joint venture in China and a decrease in foreign currency exchange losses.

Income Taxes

         The provision for income taxes for the year ended December 30, 2000, was 33.8% of pretax income compared to 31.3% for the year ended January 1, 2000. This increase was due to Korean tax provision requirements that were not previously believed to be applicable. In both years, tax savings were realized in the United States from the Sun Hydraulics Foreign Sales Corporation.

Liquidity and Capital Resources

         Historically, the Company’s primary source of capital has been cash generated from operations, although short-term fluctuations in working capital requirements have been met through borrowings under revolving lines of credit as needed. The Company’s principal uses of cash have been to pay operating expenses, pay dividends to shareholders, make capital expenditures, and service debt.

         Net cash flow from operations in 2001 was $7.3 million, compared to $9.5 million in 2000 and $5.6 million in 1999. The decrease in the Company’s net cash flow from operations in 2001, compared to 2000, was due primarily to the decrease in net income of $3.0 million and lower accounts receivable and inventory, partially offset by income taxes receivable. The increase in the Company’s net cash flow from operations in 2000, compared to 1999, was due primarily to an increase in net income of $2.1 million and an increase in depreciation and amortization of $0.6 million.

         Capital expenditures were $4.0 million in 2001, compared to $4.4 million in 2000 and $7.9 million in 1999. Capital expenditures in the year 2002 are projected to be $6.4 million and will include approximately $2.6 million to cover the cost of an expansion of the United Kingdom operation.

         The Company has $10.7 million in outstanding debt secured by buildings and equipment. The Company has three revolving lines of credit totaling $9.5 million with various banks. There were no outstanding balances on these credit facilities at December 29, 2001. Lines of credit in Germany and the U.K. totaling $2.0 million expire in 2002, while the line of credit in the U.S. expires in 2004.

         The Company declared quarterly dividends of $0.04 per share to shareholders of record on the last day of each calendar quarter in 2001 and 2000. These dividends were paid on the 15th day of each month following the date of declaration. The Company’s Board of Directors currently intends to continue to pay a quarterly dividend of at least $0.04 per share during 2002. However, the declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

         The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company’s operating expenses and capital expenditures for the foreseeable future. In the event that economic conditions were to severely worsen for a protracted period of time, the Company would have the following options available to ensure liquidity in addition to increased borrowing. Capital expenditures could be postponed since they primarily pertain to long-term improvements in operations. Additional operating expense reductions also could be made. Finally, the dividend to shareholders could be reduced or suspended.

Critical Accounting Policies and Estimates

         It is the Company’s accounting policy to report revenues when products are shipped and expenses when costs are incurred. The effect of material non-recurring events is provided for when they become known. The Company currently only applies judgment and estimates, which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses, for accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

Accounts Receivable

         The Company sells to most of its customers on a recurring basis, primarily through distributors with whom the Company maintains long-term relationships. As a result, bad debt experience is not material. The reserve for bad debts is determined on a specific identity basis by a review of those accounts that are significantly in arrears. There is no assurance that overdue accounts receivable balances of a distributor or a large direct sale customer will not develop financial difficulties and default on payment.

Inventory

         The Company offers a wide variety of standard products and as a matter of policy does not discontinue products. On an ongoing basis, component parts found to be obsolete through design or process changes are disposed of and charged to material cost. The Company reviews on hand balances of products and component parts against specific criteria. Products and component parts without usage or that have excess quantities on hand are evaluated. An inventory reserve is then established for the full inventory carrying value of those products and component parts deemed to be obsolete or slow moving.

Goodwill

         The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 29, 2001, and it was determined that the value of the goodwill and the net assets in the accounts exceeded the estimated cash flow valuation. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions.

New Accounting Pronouncements

         In June 2001, Statement of Financial Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), were issued. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS 141 on the Company’s reported operating results, financial position and existing financial statement disclosure is not expected to be material.

         SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including those acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. Adoption of FAS 142 effective January 1, 2002 will result in the elimination of approximately $60 of annual amortization, subject to the identification of separately recognized intangibles, which would continue to be amortized under the new rules. The Company does not expect to recognize any impaired goodwill as of January 1, 2002.

         In July 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company’s reported operating results, financial position and existing financial statement disclosure is not expected to be material.

         In August 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on the Company’s reported operating results, financial position and existing financial statement disclosure is not expected to be material.

Seasonality

         The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. As a result, the Company’s fourth quarter net sales, income from operations, and net income typically are the lowest of any quarter during the year.

Inflation

         The impact of inflation on the Company’s operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had, and the Company does not expect that it will have, a material impact upon operating results, there is no assurance that the Company’s business will not be affected by inflation in the future.

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

         Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” particularly under the subheading, “Business Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-K for the year ended December 29, 2001. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At December 29, 2001, the Company had $92 in variable-rate debt outstanding and, as such, the market risk is immaterial. The Company manages this risk by selecting unsecured debt financing at its lenders’ prime rate less 1%, or the Libor rate plus 2.0%, whichever is the more advantageous.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to financial statements:

Report of Independent Certified Public Accountants	23

Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000	24

Consolidated Statements of Income for the years ended December 29, 2001, December 30, 2000, and January 1, 2000	25

Consolidated Statements of Shareholders’ Equity and and Comprehensive Income for the years ended December 29, 2001, December 30, 2000, and January 1, 2000	26

Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 30, 2000, and January 1, 2000	27

Notes to Consolidated Financial Statements	28

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
of Sun Hydraulics Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and its subsidiaries at December 29, 2001, December 30, 2000, and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Tampa, FL
March 1, 2002

Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands)

	December 29, 2001	December 30, 2000

Assets

Current assets:

Cash and cash equivalents	$3,611	$2,698

Accounts receivable, net of allowance for doubtful accounts of $195 and $163	4,755	6,112

Inventories	7,238	9,033

Taxes receivable	668	—

Other current assets	985	536

Total current assets	17,257	18,379

Property, plant and equipment, net	43,555	44,984

Other assets	938	1,011

Total assets	$61,750	$64,374

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$1,323	$1,787

Accrued expenses and other liabilities	1,494	1,585

Long-term debt due within one year	1,405	1,779

Dividends payable	257	255

Taxes payable	—	315

Total current liabilities	4,479	5,721

Long-term debt due after one year	9,258	10,233

Deferred income taxes	3,848	4,106

Other noncurrent liabilities	427	478

Total liabilities	18,012	20,538

Commitments and contingencies (Note 14)	—	—

Shareholders’ equity:

Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—

Common stock, 20,000,000 shares authorized, par value $0.001, 6,421,367 shares outstanding	6	6

Capital in excess of par value	24,502	24,486

Retained earnings	19,001	19,073

Accumulated other comprehensive income	229	271

Total shareholders’ equity	43,738	43,836

Total liabilities and shareholders’ equity	$61,750	$64,374

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended

	December 29, 2001	December 30, 2000	January 1, 2000

Net sales	$64,983	$79,967	$70,449

Cost of sales	50,358	58,502	54,033

Gross profit	14,625	21,465	16,416

Selling, engineering and administrative expenses	12,565	14,109	12,378

Operating income	2,060	7,356	4,038

Interest expense	878	1,114	954

Miscellaneous expense (income)	(130)	323	420

Income before income taxes	1,312	5,919	2,664

Income tax provision	362	1,998	833

Net income	$950	$3,921	$1,831

Basic net income per common share	$0.15	$0.61	$0.29

Weighted average basic shares outstanding	6,392	6,385	6,380

Diluted net income per common share	$0.14	$0.60	$0.28

Weighted average diluted shares outstanding	6,554	6,574	6,569

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Shareholders’ Equity and Comprehensive Income
(in thousands)

						Accumulated
				Capital in		other
		Preferred	Common	excess of	Retained	comprehensive
	Shares	Stock	stock	par value	earnings	income	Total

Balance, December 31, 1998	6,361	$—	$6	$24,386	$15,363	$260	$40,015

Exercise of Stock Options	22			75			75

Shares issued	2			13			13

Tax effect of non-qualified stock options				12			12

Dividends declared					(1,021)		(1,021)

Comprehensive income:

Net income					1,831		1,831

Foreign currency translation adjustments						251	251

Comprehensive income							2,082

Balance, January 1, 2000	6,385	$—	$6	$24,486	$16,173	$511	$41,176

Dividends declared					(1,021)		(1,021)

Comprehensive income:

Net income					3,921		3,921

Foreign currency translation adjustments						(240)	(240)

Comprehensive income							3,681

Balance, December 30, 2000	6,385	$—	$6	$24,486	$19,073	$271	$43,836

Shares issued, Restricted Stock	34						—

Shares issued, Unrestricted Stock	1			8			8

Shares issued, ESPP	1			8			8

Dividends declared					(1,022)		(1,022)

Comprehensive income:

Net income					950		950

Foreign currency translation adjustments						(42)	(42)

Comprehensive income							908

Balance, December 29, 2001	6,421	$—	$6	$24,502	$19,001	$229	$43,738

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended

	December 29, 2001	December 30, 2000	January 1, 2000

Cash flows from operating activities:

Net income	$950	$3,921	$1,831

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,426	5,594	5,043

(Gain)/Loss on disposal of assets	(2)	273	281

Compensation expense of stock options	—	—	13

Allowance for doubtful accounts	32	(33)	27

Allowance for slow moving inventory	314	24	28

Provision for deferred income taxes	(258)	(6)	468

(Increase) decrease in:

Accounts receivable	1,325	181	(945)

Inventories	1,481	(926)	(34)

Income tax receivable	(668)	442	(687)

Other current assets	(449)	55	300

Other assets, net	30	19	30

Increase (decrease) in:

Accounts payable	(464)	(925)	(165)

Accrued expenses and other liabilities	(91)	121	(601)

Dividends payable	2	—	—

Income taxes payable	(315)	315	—

Other liabilities	(51)	478	—

Net cash from operating activities	7,262	9,533	5,589

Cash flows from investing activities:

Investment in acquisition and joint venture	—	(100)	—

Capital expenditures	(4,022)	(4,374)	(7,897)

Proceeds from dispositions of equipment	70	108	96

Net cash from investing activities	(3,952)	(4,366)	(7,801)

Cash flows from financing activities:

Proceeds from debt	571	2,999	13,206

Repayment of debt	(1,920)	(5,329)	(10,769)

Proceeds from exercise of stock options	—	—	75

Proceeds from stock issued	16	—	—

Dividends to shareholders	(1,022)	(1,021)	(1,021)

Net cash from financing activities	(2,355)	(3,351)	1,491

Effect of exchange rate changes on cash and cash equivalents	(42)	(240)	251

Net increase (decrease) in cash and cash equivalents	913	1,576	(470)

Cash and cash equivalents, beginning of period	2,698	1,122	1,592

Cash and cash equivalents, end of period	$3,611	$2,698	$1,122

Supplemental disclosure of cash flow information:

Cash paid for:

Interest	$878	$1,114	$1,002

Income taxes	$1,603	$1,247	$1,052

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)

1. BUSINESS

         Sun Hydraulics Corporation and its wholly-owned subsidiaries (the “Company”) design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, and China. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures and sells through independent distributors in the United States and other international markets. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH, operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics Systems (Shanghai) Co., Ltd., (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics Corporation’s Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies followed in the preparation of the Company’s consolidated financial statements is set forth below:

Principles of Consolidation

         The consolidated financial statements include the accounts and operations of Sun Hydraulics and its direct and indirect subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Critical Accounting Policies and Estimates

         It is the Company’s accounting policy to report revenues when products are shipped and expenses when costs are incurred. The effect of material non-recurring events is provided for when they become known. The Company currently only applies judgment and estimates, which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses, for accounts receivable, inventory and goodwill. The following explains the basis and the procedure for each asset account where judgment and estimates are applied.

Accounts Receivable

         The Company sells to most of its customers on a recurring basis, primarily through distributors with whom the Company maintains long-term relationships. As a result, bad debt experience is not material. The reserve for bad debts is determined on a specific identity basis by a review of those accounts that are significantly in arrears. There is no assurance that overdue accounts receivable balances of a distributor or a large direct sale customer will not develop financial difficulties and default on payment.

Inventory

         The Company offers a wide variety of standard products and as a matter of policy does not discontinue products. On an ongoing basis, component parts found to be obsolete through design or process changes are disposed of and charged to material cost. The Company reviews on hand balances of products and component parts against specific criteria. Products and component parts without usage or that have excess quantities on hand are evaluated. An inventory reserve is then established for the full inventory carrying value of those products and component parts deemed to be obsolete or slow moving.

Goodwill

         The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 29, 2001, and it was determined that the value of the goodwill and the net assets in the accounts exceeded the estimated cash flow valuation. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions.

Reclassification

         Certain amounts shown in the 1999 consolidated financial statements have been reclassified to conform with the 2000 and 2001 presentation. These reclassification did not have any effect on total assets, total liabilities, shareholders’ equity or net income.

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

Inventories

         Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Obsolete and excess inventory is evaluated and reserves are established based on specific criteria determined by management.

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

Valuation Assessment of Long-Lived Assets

         Management periodically evaluates long-lived assets for potential impairment and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of December 29, 2001, management does not believe that any assets are impaired.

Other Assets

         Other assets consists of goodwill and an equity investment. Goodwill, which represents the excess of the purchase price of acquisition over the fair value of the net assets acquired and other acquisition costs are carried at cost, net of accumulated amortization and amortized on a straight-line basis over fifteen years. Beginning January 1, 2002, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test and will no longer be amortized. As of December 29, 2001, the Company had $714 of goodwill, net of accumulated amortization of $157. The equity investment represents the Company’s joint venture in China. The equity investment was recorded at cost and has been adjusted for investment income or loss and dividend distributions for each quarterly period since its origin.

Revenue Recognition

         Sales are recognized when products are shipped. Sales incentives are granted to customers based upon the volume of purchases. These sales incentives are recorded at the time of sales as a reduction of gross sales.

Foreign Currency Translation and Transactions

         The Company follows the translation policy provided by Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” The Pound Sterling is the functional currency of Sun Ltd. The Euro is the functional currency of GmbH. The South Korean Won is the functional currency of Sun Korea. The U.S. Dollar is the functional currency for Sun Hydraulics and the reporting currency for the consolidated group. The monetary assets and liabilities of Sun Ltd., Sun GmbH, and Sun Korea are translated at the exchange rate in effect at the balance sheet date, and income and expense items are translated at the average annual rate of exchange for the period. The resulting unrealized translation gains and losses are included in the component of shareholders’ equity designated as “accumulated other comprehensive income.” Realized gains and losses from foreign currency translations are included in miscellaneous (income) expense.

Income Taxes

         The Company follows the income tax policy provided by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This Statement provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. These differences result from items reported differently for financial reporting and income tax purposes, primarily depreciation and stock options.

Stock-Based Compensation

         The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123).

Earnings Per Share Computation

Earnings per share were computed as follows:

	2001	2000	1999

Net Income	$950	$3,921	$1,831

Weighted-average shares outstanding — basic	6,392	6,385	6,380

Incremental shares from assumed conversions	162	189	189

Weighted-average shares outstanding — diluted	6,554	6,574	6,569

Earnings per share:

Basic	$0.15	$0.61	$0.29

Diluted	0.14	0.60	0.28

Outstanding diluted shares includes basic shares outstanding as well as outstanding, unexercised stock options.

3. FAIR VALUE OF INVESTMENTS

         The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

         The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value.

         The carrying amount of long-term debt approximates fair value, as the interest rates on the debt approximate rates currently available to the Company for debt with similar terms and remaining maturities.

4. INVENTORIES

	December 29, 2001	December 30, 2000

Raw materials	$2,426	$3,300

Work in process	2,773	3,145

Finished goods	2,039	2,588

Total	$7,238	$9,033

5. PROPERTY, PLANT, and EQUIPMENT

	December 29, 2001	December 30, 2000

Machinery and equipment	$42,871	$41,443

Office furniture and equipment	6,904	8,755

Buildings	19,654	19,618

Leasehold and land improvements	1,149	1,038

Land	2,481	2,481

	$73,059	$73,335

Less: Accumulated depreciation	(32,381)	(29,476)

Construction in progress	2,877	1,125

Total	$43,555	$44,984

         Depreciation expense for the years ended December 29, 2001, December 30, 2000, and January 1, 2000, totaled $5,383, $5,538, and $4,993, respectively.

6. OTHER ASSETS

	December 29, 2001	December 30, 2000

Goodwill, net of accumulated amortization of $156 and $113	$715	$758

Equity investment in joint venture	178	194

Other	45	59

Total	$938	$1,011

7. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 29, 2001	December 30, 2000

Compensation and benefits	$672	$1,161

Insurance	451	207

Other	371	217

Total	$1,494	$1,585

8. LONG-TERM DEBT

	December 29, 2001	December 30, 2000

$3,872 three year note, secured by U.S. equipment, fixed interest rate of 5.3%, due December 23, 2005	$3,872	$5,167

$4,425 10-year mortgage note with 20-year amortization schedule on the U.S. Manatee County facility, fixed interest rate of 6.5%, due December 1, 2011	4,412	4,575

$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008	1,081	1,118

10-year notes, fixed interest rates ranging from 3.5-5.1%, secured by equipment in Germany, due between 2009 and 2011	1,058	811

Other	240	341

	10,663	12,012

Less amounts due within one year	(1,405)	(1,779)

Total	$9,258	$10,233

         The remaining principal payments are due as follows: 2003 — $1,464; 2004 — $1,432; 2005 — $1,511; 2006 — $664; 2007 and thereafter — $4,187.

         The Company has three revolving lines of credit agreements totaling $9,497 with various banks. Interest rates on these credit facilities are variable based on the prime rate in the U.S. and the equivalent rate in the U.K. and Germany, respectively. Lines of credit in Germany and the U.K. totaling $2.0 million expire in 2002, while the line of credit in the U.S. expires in 2004. None of these arrangements contain pre-payment penalties. There were no outstanding balances on these credit facilities at December 29, 2001 or December 30, 2000.

         Certain of these debt instruments are subject to debt covenants including 1) consolidated net working capital of not less than $2,000 and a current ratio not less than 1.2:1.0 at all times during the term of the loan, 2) tangible net worth at a minimum of $35,000 for the fiscal year 2001, with tangible net worth increases of at least 50% of net income for the immediately preceding fiscal year., and 3) consolidated debt service coverage ratio throughout the term of the loan at a minimum of 1.25:1.0 on a calendar year basis.

         Effective December 1, 2001, the U.S. modified two existing loans in an effort to reduce the interest rate and adjust the term of each loan. Under the new terms, the mortgage loan on the Manatee county facility has a fixed interest rate of 6.5%, a 10-year term due on December 1, 2011, based on 20-year amortization, and had an outstanding balance of $3.9 million at December 29, 2001. The equipment loan, secured by U.S. equipment, has a fixed interest rate of 5.3%, a 5-year term due on December 23, 2006, and had an outstanding balance of $4.4 million at December 29, 2001.

9. DISTRIBUTIONS AND DIVIDENDS TO SHAREHOLDERS

         The Company declared distributions of $ 1,022, $1,021, and $1,021 to shareholders in 2001, 2000, and 1999, respectively.

         On February 23, 2002, the Company declared a cash dividend of $0.04 per share to shareholders of record on March 31, 2002, payable on April 15, 2002. The Company declared quarterly dividends of $0.04 per share to shareholders of record on the last day of each quarter in 2001 and 2000. These dividends were paid on the 15th day of each month following the date of declaration.

10. INCOME TAXES

Pretax income is taxed under the following jurisdictions:

	For the year ended

	December 29,	December 30,	January 1,
	2001	2000	2000
United States	$(283)	$3,807	$1,439

Foreign	1,595	2,112	1,325

Total	$1,312	$5,919	$2,764

The income tax provision consists of the following:

	For the year ended

	December 29,	December 30,	January 1,
	2001	2000	2000
Current tax expense:

United States	$180	$1,300	$38

State and local	16	110	1

Foreign	424	594	326

Total current	620	2,004	365

Deferred tax expense (benefit):

United States	(231)	—	573

State and local	(21)	—	51

Foreign	(6)	(6)	(156)

Total deferred	(258)	(6)	468

Total income tax provision	$362	$1,998	$833

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended

	December 29,	December 30,	January 1,
	2001	2000	2000
U.S. federal taxes at statutory rate	$446	$2,012	$940

Increase (decrease)

Benefit of foreign sales corporation	—	(30)	(59)

Foreign income taxed at lower rate	(114)	(129)	(104)

Nondeductible items	36	70	27

State and local taxes, net	(6)	75	29

Income tax provision	$362	$1,998	$833

Deferred tax assets and liabilities at fiscal year end are as follows:

	December 29,	December 30,	January 1,
	2001	2000	2000
Deferred taxes, non-current:

Assets Accrued expenses and reserves not currently deductible	$354	$161	$109

Compensation expense recognized for book, not yet deductible for tax		329329	329

Deferred royalty income	158	177	—

Deferred tax asset, non-current	841	667	438

Liabilities
Depreciation	(4,689)	(4,773)	(4,563)

Net deferred tax liability, non-current	$(3,848)	$(4,106)	$(4,125)

11. STOCK OPTION PLANS

         During 1996, the Company adopted the 1996 Stock Option Plan (the “Stock Option Plan”), which provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 1,000,000 shares of the Company’s common stock by officers, employees and Directors of the Company. Under the terms of the plan, incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted at the discretion of the Company’s Board of Directors. The maximum term of an option may not exceed 10 years, and options become exercisable at such times and in such installments as determined by the Board of Directors.

A summary of the Company’s stock option plan for the years ended December 29, 2001, December 30, 2000, and January 1, 2000 is summarized as follows:

		Exercise	Weighted
	Number	price	average
	of shares	range	exercise price

	(share amounts are in thousands)
Under option, December 31, 1998 (385 shares exercisable)	768	$3.00-16.75	$9.18

Exercised	(22)	$3.00-3.47	$3.39

Forfeitures	(80)	$9.50	$9.50

Under option, January 1, 2000 (453 shares exercisable)	666	$3.00-16.75	$9.19

Granted	103	$6.00-8.00	$7.36

Forfeitures	(13)	$10.0-16.75	$15.19

Under option, December 30, 2000 (526 shares exercisable)	756	$3.00-16.75	$7.84

Granted	25	$7.00	$7.00

Forfeitures	(105)	$16.75	$16.75

Under option, December 29, 2001 (557 shares exercisable)	676	$3.00-16.75	$7.68

A summary of outstanding and exercisable options at December 29, 2001 is summarized as follows:

Options Outstanding				Options Exercisable

		Weighted-average			Weighted
Range of	Number of	Remaining	Exercise	Number of	average
exercise prices	shares	contractual life	price	shares	exercise price

$3.00	62,746	2.08	3.00	62,746	$3.00

3.43-5.05	189,068	4.75	4.41	189,068	4.41

6.00	10,000	8.00	6.00	10,000	6.00

6.75	37,000	9.00	6.75	7,400	6.75

7.00	25,000	9.83	7.00	—	7.00

8.00	56,000	8.67	8.00	11,700	8.00

9.50	194,385	4.81	9.50	199,385	9.50

10.00	47,000	6.92	10.00	47,000	10.00

16.75	160,000	6.33	16.75	30,000	16.75

         All options listed above vest over 5 years with a maximum term of 10 years.

         During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 275,000 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. On the date of vesting, the Company records unearned compensation equal to the market value of the restricted shares on that date and, simultaneously, charges the unearned compensation to expense. The Company had 34,250 shares of restricted stock outstanding at December 29, 2001, and none of these shares were vested.

         On July 12, 2001, the Company offered certain employees who held “underwater” options at a grant price of $16.75 an opportunity to exchange those options for restricted stock on a 4:1 basis. This offer was not extended to Named Executive Officers. All employees who were made the offer accepted, and 105,000 options were cancelled in exchange for the issuance of 26,250 shares of restricted stock. One-half of the stock granted is restricted for one year and the other one-half for two years. None of the restricted stock issued in this transaction was vested at December 29, 2001.

         During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted on option to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 325,000 shares of the common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. During 2001, employees purchased approximately 4,000 shares at a price of $6.42, under the ESPP.

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plan other than for nonqualified stock options. Had compensation costs for the stock option plan been determined based on the fair value at the grant date for awards in 2001 and 2000 (there were no options granted in 1999) consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the year ended

	December 29,	December 30,	January 1,
	2001	2000	2000

Net income:

As reported	$950	$3,921	$1,831

Pro forma	671	3,418	1,404

Basic earnings per common share:

As reported	$0.15	$0.61	$0.29

Pro forma	0.10	0.54	0.22

Diluted earnings per common share:

As reported	$0.14	$0.60	$0.28

Pro forma	0.10	0.52	0.21

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, and 2000 (no options were granted in 1999): cumulative volatility of 40.0% for 2001 and 2000; dividend yields of 2.09%, and 2.41%, for 2001 and 2000, respectively; risk-free interest rate of 4.96%, and 5.11%, for 2001 and 2000, respectively; and expected terms of 6.50 years for 2001 and 3.00 to 6.50 years for 2000.

12. EMPLOYEE BENEFITS

         The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $715, $1,195, and $702 during 2001, 2000, and 1999, respectively.

         The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $215, $110, and $124 during 2001, 2000, and 1999, respectively.

13. SEGMENT REPORTING

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

         Segment information is as follows:

	United		United
	States	Korea	Kingdom	Germany	Elimination	Consolidated

2001
Sales to unaffiliated customers	$43,158	$4,244	$11,248	$6,333	$—	$64,983
Intercompany sales	10,326	—	1,544	37	(11,907)	—
Operating income (loss)	667	(20)	1,257	95	61	2,060
Identifiable assets	44,463	1,764	11,257	5,861	(1,595)	61,750
Depreciation and amortization	4,219	177	725	305	—	5,426
Capital expenditures	1,939	72	1,357	654	—	4,022

2000
Sales to unaffiliated customers	$55,488	$5,537	$13,026	$5,916	$—	$79,967
Intercompany sales	11,232	—	1,814	29	(13,075)	—
Operating income (loss)	5,021	307	1,834	281	(87)	7,356
Identifiable assets	48,717	1,966	10,285	4,757	(1,351)	64,374
Depreciation and amortization	4,283	166	874	271	—	5,594
Capital expenditures	3,213	450	762	(51)	—	4,374

1999
Sales to unaffiliated customers	$50,327	$4,202	$10,858	$5,062	$—	$70,449
Intercompany sales	8,354	—	2,016	43	(10,413)	—
Operating income	2,492	81	1,059	354	52	4,038
Identifiable assets	49,539	857	8,044	5,902	(268)	64,074
Depreciation and amortization	3,802	112	827	302	—	5,043
Capital expenditures	5,953	119	1,323	502	—	7,897

         Net foreign currency gains (losses) reflected in results of operations were $34, ($39), and ($168), for 2001, 2000, and 1999, respectively. Operating income (loss) is total sales and other operating income less operating expenses. In computing segment operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

         Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $5,964, $7,134, and $6,056, during 2001, 2000, and 1999, respectively.

14. COMMITMENTS AND CONTINGENCIES

         The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

15. NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, Statement of Financial Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), were issued. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

         SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. Adoption of FAS 142 effective January 1, 2002 will result in the elimination of approximately $60 of annual amortization, subject to the identification of separately recognized intangibles, which would continue to be amortized under the new rules. The Company does not expect to recognize any impaired goodwill as of January 1, 2002.

         In July 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS 143 on the Company’s reported operating results, financial position and existing financial statement disclosure is not expected to be material.

         In August 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

         The Board of Directors (“Board”) of the Company currently consists of nine members. The Board is divided into three classes of Directors serving staggered three-year terms. Directors hold their positions until the annual meeting of shareholders in the year in which their term expires, and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. Executive Officers serve at the pleasure of the Board of Directors.

         The following table sets forth the names and ages of the Company’s Directors and Executive Officers and the positions they hold with the Company.

Name	Age	Position

Clyde G. Nixon	66	Chairman of the Board of Directors (term expiring in 2004)

Allen J. Carlson	51	President, Chief Executive Officer, Director (term expiring in 2003)

Jeffrey Cooper	60	Engineering Manager

Richard J. Dobbyn	58	Chief Financial Officer

Peter G. Robson	57	General Manager, Sun Hydraulics Limited

Marc Bertoneche	55	Director (term expiring in 2004), and a member of the Audit Committee

John S. Kahler	62	Director (term expiring in 2003), and a member of the Audit and Compensation Committees

Christine L. Koski	44	Director (term expiring in 2002)

Robert E. Koski	72	Director (term expiring in 2003), and a member of the Compensation Committee

Ferdinand E. Megerlin	62	Director (term expiring in 2004) and a member of the Compensation Committee

Taco van Tijn	78	Director (term expiring in 2002) and a member of the Audit Committee

David N. Wormley	62	Director (term expiring in 2002) and a member of the Compensation Committee

         Mr. Nixon joined the Company in January 1988, and served as its President and Chief Executive Officer from November 1988 until May 2000, at which time he was named Chairman of the Board. From September 1985 to January 1988, he served as Vice President of Cross & Trecker Corporation and was President of Warner & Swasey Company, its wholly-owned subsidiary. From 1964 to 1985, he served in various management capacities with Brown & Sharpe Manufacturing Corporation, most recently as Vice President of its fluid power division and President of Double A Products Company, its wholly-owned subsidiary. Mr. Nixon is a graduate of Cornell University and the Harvard Business School, and is Past Chairman of the Board of the National Fluid Power Association. Mr. Nixon has over 33 years experience in the fluid power industry.

         Mr. Carlson joined the Company in March 1996 and served as Vice President from January 2000 until May 2000, when he was named President and Chief Executive Officer. From October 1977 to March 1996, Mr. Carlson held various engineering, marketing and management positions for Vickers Incorporated, a wholly-owned subsidiary of Trinova Corporation. He is a graduate of the Milwaukee School of Engineering and the Advanced Management Program at the Harvard Business School. Mr. Carlson has over 30 years experience in the fluid power industry.

         Mr. Cooper joined the Company in December 1990 as an engineer and has been Engineering Manager since September 1991. From August 1987 to December 1990, he was Engineering Manager, Mobile Valves, of Vickers, Incorporated, a wholly-owned subsidiary of Trinova Corporation, and from September 1979 to August 1986, he served as Vice President of Engineering for Double A Products Company. Mr. Cooper is an engineering graduate of Willesden College of Technology, London, England. Mr. Cooper has over 32 years experience in the fluid power industry.

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

         Mr. Robson has served as a Director of Sun Hydraulics Limited, Coventry, England, since May 1993, and has been employed by the Company as the General Manager of its United Kingdom operations since 1982. Mr. Robson is a Chartered Engineer and a graduate of Coventry University. Mr. Robson has over 34 years experience in the fluid power industry.

         Dr. Bertoneche holds a chair as Professor in Business Administration at the University of Bordeaux in France, and has been on the Faculty of INSEAD, the European Institute of Business Administration in Fontainebleau, France, for more than 20 years. He has also been a visiting professor at Northwestern University and the Harvard Business School. Dr. Bertoneche has served as a Director of the Company since August 2001.

         Mr. Kahler is the President, CEO and a Director of Cincinnati Incorporated. Mr. Kahler has served in various management positions with Cincinnati Incorporated since 1989. He is a graduate of Carnegie-Mellon University and the Harvard Business School. Mr. Kahler has served as a Director of the Company since May 1998.

         Ms. Koski founded Koski Consulting Group, Inc. in June 2001 to work with start-up companies in the area of business strategy and marketing. In May 2001, Ms. Koski completed an Executive MBA degree from Southern Methodist University. From 1980 through 2001, Ms. Koski held various positions in sales, product management, purchasing, sales management, and international marketing management with Celanese A.G. or its former affiliates, including Celanese Ltd., Hoechst AG and Hoechst Celanese Chemical Group Ltd. Ms. Koski has served as a Director of the Company since May 2000.

         Mr. Koski is a co-founder of the Company and served as its Chairman of the Board from the Company’s inception in 1970 until his retirement in May of 2000. He was also its President and Chief Executive Officer from 1970 until November 1988. He is a graduate of Dartmouth College and past Chairman of the Board of the National Fluid Power Association. Mr. Koski has over 38 years experience in the fluid power industry, and has served as Chairman of the Fluid Power Systems and Technology Division of the American Society of Mechanical Engineers, and as a member of the Board of Directors of the National Association of Manufacturers.

         Dr. Megerlin is Chairman and Joint Managing Director of Linde AG’s Industrial Trucks and Hydraulics Division in Aschaffenburg, Germany. He is also Chairman of Linde’s U.S. subsidiaries Linde Hydraulics Corp., Canfield, Ohio, and Linde Lift Truck Corp., Sommerville, South Carolina. Within VDMA, Germany’s association for mechanical and plant engineering, Dr. Megerlin serves as Vice Chairman of the German Fluid Power Association. He is a mechanical engineer and received his Dipl-Ing (M.S.) degree from the Technical University of Karlsruhe, Germany, and his Dr.-Ing. (Ph.D.) from TH Aachen, Germany. Dr. Megerlin has over 30 years of experience in the fluid power industry. Dr. Megerlin has served as a Director of the Company since May 1998.

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

         No family relationships exist between any of the Company’s Directors and executive officers, except that Ms. Koski is the daughter of Mr. Koski. There are no arrangements or understandings between Directors and any other person concerning service as a Director.

         The Board of Directors has Audit and Compensation Committees. The Company does not have a Nominating Committee; instead, the entire Board of Directors functions as a Nominating Committee.

         The Audit Committee was appointed in February 1997 and held four meetings in 2001. The functions of the Audit Committee are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, to discuss and review the scope of and the fees for the prospective annual audit with the independent public accountants, to review the results thereof with the independent public accountants, to review and approve non-audit services of the independent public accountants, to review compliance with existing major accounting and financial policies of the Company, to review the adequacy of the financial organization of the Company, to review management’s procedures and policies relative to the adequacy of the Company’s internal accounting controls, to review compliance with federal and state laws relating to accounting practices and to review and approve (with the concurrence of a majority of the disinterested Directors of the Company) transactions, if any, with affiliated parties.

         A Compensation Committee was formed in December 1996 to review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, to administer the Company’s stock option plans and carry out the responsibilities required by the rules of the Securities and Exchange Commission. The Committee met four times during 2001.

         The Board of Directors held four meetings during 2001. Each Director attended all of the meetings of the Board and of each committee of which he was a member in 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors, officers and holders of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company’s knowledge, based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all of them complied with the Section 16(a) filing requirements in 2001.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

         The following table is a summary of the compensation paid or accrued by the Company for the last three fiscal years for services in all capacities to the Company’s Chief Executive Officer and each of its four most highly compensated executive officers who earned more than $100,000 from the Company in 2001 under the rules of the Securities and Exchange Commission (the “Named Executive Officers”).

Summary Compensation Table

			Long Term
			Compensation Awards

				Securities
Name and			Restricted	Underlying	Other Annual
Principal Position	Year	Salary	Stock	Options/SARs (#)	Compensation (1)

Clyde G. Nixon,	2001	$197,500	—		$15,060 (2)
Chairman of the	2000	205,200	—		19,816
Board of Directors	1999	205,200	—		11,703

Allen J. Carlson	2001	$177,975	—		$9,305
President and	2000	157,500	—		10,230
Chief Executive	1999	122,000	—		2,850
Officer

Jeffrey Cooper	2001	$141,570	—		$10,325
Engineering	2000	138,100	—		14,677
Manager	1999	133,100	—		7,246

Richard J. Dobbyn	2001	$138,600	$29,200		$7,326
Chief Financial	2000	130,000	—		9,560
Officer	1999	118,000	—		4,228

Peter G. Robson	2001	$103,752	—		$20,652
General Manager,	2000	98,709	—		17,647
Sun Hydraulics	1999	95,106	—		17,469
Limited

(1)	Except as otherwise noted, reflects primarily contributions made by the Company on behalf of the employee to the Company’s 401(k) plan and excess life insurance premiums.

(2)	Includes dues of $750.

         There were no Option/SAR grants in 2001 to the Company’s Chief Executive Officer and each of its four most highly compensated executive officers who earned more than $100,000 from the Company in 2001 under the rules of the Securities and Exchange Commission (the “Named Executive Officers”).

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option Values

			Number of Securities	Value of
			Underlying	Unexercised
			Unexercised	in-the-Money
			Options/SARs at	Options/SARs
			Fiscal	at Fiscal
	Shares		Year-End (#)	Year-End ($)
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise (#)	Realized ($)	Unexercisable	Unexercisable (1)

(a)	(b)	(c)	(d)	(e)

Clyde G. Nixon	—	—	157,546/16,000	$724,952/0

Allen J. Carlson	—	—	31,200/28,800	$76,500/0

Jeffrey Cooper	—	—	87,189/9,600	$337,281/12,240

Richard J. Dobbyn	—	—	43,400/5,600	$3,060/12,240

Peter G. Robson	—	—	98,995/4,000	$435,178/30,600

(1)	Based upon the December 29, 2001, closing stock price of $7.65 per share, as reported on the Nasdaq National Market.

Compensation Committee Interlocks and Insider Participation

         The members of the Committee in 2001 were John Kahler, Robert E. Koski, Ferdinand E. Megerlin, and David N. Wormley. Mr. Koski is an employee of the Company and formerly was an officer. See “Item 10. Directors and Executive Officers of the Company.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of February 27, 2002, information as to the beneficial ownership of the Company’s Common Stock by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) Each Named Executive Officer of the Company, and (iv) all Directors and executive officers of the Company as a group.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership	Percent of
(1)	(2)	Class

Robert E. Koski (3)(4)(5)	2,608,921	40.6%

Beverly Koski (3)(4)(5)	2,608,921	40.6%

Christine L. Koski (3)

3525 Turtle Creek Boulevard #19B

Dallas, Texas 75219	2,424,838	37.8%

Robert C. Koski (3)(5)

315 Sycamore Street

Decatur, Georgia 30030	2,369,543	36.9%

Koski Family Limited Partnership

3525 Turtle Creek Boulevard #19B

Dallas, Texas 75219	2,360,543	36.8%

Thomas L. Koski (3)

Six New Street

East Norwalk, Connecticut 06855	2,360,543	36.8%

Royce & Associates, Inc. (6)

Royce Management Company

Charles M. Royce

1414 Avenue of the Americas

New York, NY 10019	625,600	9.7%

Bradley S. Ferrell (7)

5924 Cranbrook Way, #101

Naples, Florida 34112	471,142	7.3%

Robert S. and Ann R. Ferrell (8)

5924 Cranbrook Way, #101

Naples, Florida 34112	322,537	5.0%

Clyde G. Nixon (9)	249,295	3.9%

Peter G. Robson (10)	98,995	1.5%

Jeffrey Cooper (10)	87,189	1.4%

Richard J. Dobbyn (11)	48,900	*

Allen J. Carlson (12)	31,700	*

Taco van Tijn (13)	23,920	*

David N. Wormley (14)	3,940	*

John S. Kahler (15)	3,345	*

Ferdinand E. Megerlin	0	—

Marc Bertoneche	0	—

All Directors and Executive Officers as a Group (12 persons)	3,220,500	50.2%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the persons listed who own more than 5% of the Company’s Common Stock is 1500 West University Parkway, Sarasota, Florida 34243.

(2)	This column sets forth shares of the Company’s Common Stock which are deemed to be “beneficially owned” by the persons named in the table under Rule 13d-3 of the Securities and Exchange Commission. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent such power may be shared with a spouse.

(3)	Includes 2,333,543 shares owned by the Koski Family Limited Partnership, over which Christine L. Koski, Robert C. Koski, Thomas L. Koski, Robert E. Koski and Beverly Koski share voting and investment power as the general partners in the Partnership. Christine L. Koski, Robert C. Koski and Thomas L. Koski are the adult children of Robert E. Koski and Beverly Koski.

(4)	Includes 141,216 shares owned by Beverly Koski and 107,162 shares owned by Robert E. Koski. Beverly Koski is the spouse of Robert E. Koski.

(5)	Includes 27,000 shares owned by the Koski Family Foundation, Inc., over which Robert E. Koski, Beverly Koski and Robert C. Koski share voting and investment power.

(6)	According the Schedule 13G, filed February 12, 2002, by Royce & Associates, Inc. (“Royce”), Royce has sole voting and investment power with respect to the 625,600 shares.

(7)	Includes 38,205 shares owned by Mr. Ferrell, over which Mr. Ferrell has sole voting and investment power, and 432,937 shares beneficially owned by Mr. Ferrell in his capacity as trustee of various trusts, over which Mr. Ferrell has shared voting and investment power.

(8)	Includes 196,625 shares owned by Bradley S. Ferrell, Trustee of Robert S. Ferrell Flint Trust, dated 06/16/98, 125,312 shares owned by Bradley S. Ferrell, Trustee of Ann R. Ferrell Flint Trust dated 06/16/98, and 600 shares owned individually by Ann R. Ferrell. Robert S. Ferrell is the spouse of Ann R. Ferrell.

(9)	Includes 157,546 shares subject to currently exercisable options and 49,522 shares in the Joan Nixon Trust.

(10)	Represents shares subject to currently exercisable options.

(11)	Includes 43,400 shares subject to currently exercisable options.

(12)	Includes 35,200 shares subject to currently exercisable options.

(13)	Includes 3,920 shares subject to currently exercisable options, 2,500 shares owned by Mr. van Tijn’s spouse, and 15,000 shares owned by Taco van Tijn Settlement, of which Mr. van Tijn and his spouse have a life interest.

(14)	Includes 2,940 shares subject to currently exercisable options.

(15)	Includes 500 shares owned by Mr. Kahler’s spouse and 2,345 shares owned in trust, of which Mrs. Kahler is the trustee and beneficiary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	The following financial statements are included in Part II, Item 8:

		Report of Independent Certified Public Accountants	23

		Consolidated Balance Sheets as of December 29, 2001, and December 30, 2000	24

		Consolidated Statements of Income for the years ended December 29, 2001, December 30, 2000, and January 1, 2000	25

		Consolidated Statements of Shareholders’ Equity for the years ended December 29, 2001, December 30, 2000, and January 1, 2000	26

		Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 30, 2000, and January 1, 2000	27

		Notes to Consolidated Financial Statements	28

		All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

	2.	Exhibits:

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 20-Q for the quarter ended October 2, 1999 and incorporated by reference herein).

4.1	Mortgage and Security Agreement, dated January 9, 1992, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.5 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.2	Loan Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.6 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

Exhibit
Number	Exhibit Description

4.3	Security Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.7 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.4	Modification and Additional Advance Agreement, dated March 29, 1996, between Suninco, Inc. and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.8 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)

4.5	Consolidated Note, dated March 29, 1996, in the amount of $2,475,000.00, given by Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.9 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.6	Loan Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.10 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.7	Security Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.11 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.8	Consolidated Note, dated May 20, 1996, in the amount of $3,063,157.00, given by Sun Hydraulics Corporation to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.12 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.9	Loan Agreement, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.13 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.10	Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.11	Security Agreement, dated June 14, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.15 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.12	Promissory Note, dated June 14, 1996, in the amount of $6,187,000.00, given by Sun Hydraulics Corporation and Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.16 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

Exhibit
Number	Exhibit Description

4.13	Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of £800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.14	Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed £250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.15	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.16	Amendment to Recommended Offer by Sun Hydraulics Corporation to acquire the whole of the issued share capital of Sun Hydraulics Holdings Limited, dated December 17, 1996 (previously filed as Exhibit 2.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

4.17	Master Note, dated February 3, 1997, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.18	Renewal Master Note, dated February 3, 1998, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.19	Modification Agreement, dated March 1, 1998, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.20	Renewal Master Note, dated as of February 3, 1998, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.21	Renewal Master Note, dated of February 3, 1999, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference).

Exhibit
Number	Exhibit Description

4.22	Renewal Master Note, dated July 23, 1999, in the amount of $5,000,000.00 between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.23	Loan Agreement, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.24	Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.25	Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.26	Loan Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. as Lender, Sun Hydraulics Corporation as Borrower, and Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH as Guarantors. (previously filed as Exhibit 4.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.27	First Amendment to Security Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation. (previously filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.28	Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.29	Amended and Restated Loan Agreement by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated November 1, 2000. (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 30, 2000.)

4.30	Second Amended and Restated Loan Agreement (Line of Credit) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated December 1, 2001.

4.31	Modification Note (Line of Credit), dated December 1, 2001, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A.

4.32	Amended and Restated Loan Agreement (Mortgage Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated December 1, 2001.

Exhibit
Number	Exhibit Description

4.33	Modification Note (Mortgage Loan), dated December 1, 2001, in the amount of $4,425,219.37, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A.

4.34	Amended and Restated Loan Agreement (Equipment Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated December 1, 2001.

4.35	Modification Note (Equipment Loan), dated December 1, 2001, in the amount of $3,871,754.35, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A.

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)

10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference)

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

10.5+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference)

10.6+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference)

10.7+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference.)

10.8+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference.)

23.1	Consent of Independent Certified Public Accountants.

+	Executive management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

1.	Report on Form 8-K (dated October 10, 2001) filed October 12, 2001, announcing the appointment of Marc Bertoneche to the Company’s Board of Directors.

2.	Report on Form 8-K (dated November 7, 2001) filed November 9, 2001, announcing the Company’s third quarter financial results.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 15, 2002.

SUN HYDRAULICS CORPORATION

By:	/s/ Allen J. Carlson

Allen J. Carlson, President and Chief Executive Officer

         Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2002.

Signature	Title

/s/ Allen J. Carlson Allen J. Carlson	President, Chief Executive Officer and Director

/s/ Richard J. Dobbyn Richard J. Dobbyn	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John S. Kahler John S. Kahler	Director

/s/ Christine L. Koski Christine L. Koski	Director

/s/ Robert E. Koski Robert E. Koski	Director

/s/ Ferdinand E. Megerlin Ferdinand E. Megerlin	Director

/s/ Clyde G. Nixon Clyde G. Nixon	Chairman of the Board of Directors

/s/ Taco van Tijn Taco van Tijn	Director

/s/ David N. Wormley David N. Wormley	Director

/s/ Marc Bertoneche Marc Bertoneche	Director

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 20-Q for the quarter ended October 2, 1999 and incorporated by reference herein).

4.1	Mortgage and Security Agreement, dated January 9, 1992, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.5 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.2	Loan Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.6 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.3	Security Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.7 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.4	Modification and Additional Advance Agreement, dated March 29, 1996, between Suninco, Inc. and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.8 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.5	Consolidated Note, dated March 29, 1996, in the amount of $2,475,000.00, given by Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.9 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.6	Loan Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.10 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.7	Security Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.11 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

Exhibit
Number	Exhibit Description

4.8	Consolidated Note, dated May 20, 1996, in the amount of $3,063,157.00, given by Sun Hydraulics Corporation to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.12 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.9	Loan Agreement, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.13 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.10	Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.11	Security Agreement, dated June 14, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.15 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.12	Promissory Note, dated June 14, 1996, in the amount of $6,187,000.00, given by Sun Hydraulics Corporation and Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.16 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.13	Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of £800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.14	Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed £250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.15	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.16	Amendment to Recommended Offer by Sun Hydraulics Corporation to acquire the whole of the issued share capital of Sun Hydraulics Holdings Limited, dated December 17, 1996 (previously filed as Exhibit 2.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

Exhibit
Number	Exhibit Description

4.17	Master Note, dated February 3, 1997, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.18	Renewal Master Note, dated February 3, 1998, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.19	Modification Agreement, dated March 1, 1998, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.20	Renewal Master Note, dated as of February 3, 1998, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.21	Renewal Master Note, dated of February 3, 1999, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference).

4.22	Renewal Master Note, dated July 23, 1999, in the amount of $5,000,000.00 between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.23	Loan Agreement, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.24	Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.25	Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.26	Loan Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. as Lender, Sun Hydraulics Corporation as Borrower, and Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH as Guarantors. (previously filed as Exhibit 4.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

Exhibit
Number	Exhibit Description

4.27	First Amendment to Security Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation. (previously filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.28	Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.29	Amended and Restated Loan Agreement by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated November 1, 2000. (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 30, 2000.)

4.30	Second Amended and Restated Loan Agreement (Line of Credit) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated December 1, 2001.

4.31	Modification Note (Line of Credit), dated December 1, 2001, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A.

4.32	Amended and Restated Loan Agreement (Mortgage Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated December 1, 2001.

4.33	Modification Note (Mortgage Loan), dated December 1, 2001, in the amount of $4,425,219.37, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A.

4.34	Amended and Restated Loan Agreement (Equipment Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated December 1, 2001.

4.35	Modification Note (Equipment Loan), dated December 1, 2001, in the amount of $3,871,754.35, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A.

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.5+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.6+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.7+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference.)

10.8+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference.)

23.1	Consent of Independent Certified Public Accountants.

+	Executive management contract or compensatory plan or arrangement.