Form 10-Q
period 2002-03-30
SUN HYDRAULICS CORP
filed 2002-05-09
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002	Commission file number 0-21835

SUN HYDRAULICS CORPORATION
(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243

(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

     The Registrant had 6,429,045 shares of common stock, par value $.001, outstanding as of May 6, 2002.

Sun Hydraulics Corporation
INDEX
For the quarter ended March 30, 2002

Page

PART I.FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 30, 2002 (unaudited) and December 29, 2001	3
Consolidated Statements of Operations for the Three Months Ended March 30, 2002 (unaudited) and March 31, 2001 (unaudited)	4
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 30, 2002 (unaudited)	5
Consolidated Statements of Cash Flows for the Three Months Ended March 30, 2002 (unaudited) and March 31, 2001 (unaudited)	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Forward Looking Information	12
PART II. OTHER INFORMATION	13
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

PART I: FINANCIAL INFORMATION
Item 1.

Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands)

	March 30, 2002	December 29, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,370	$3,611
Accounts receivable, net of allowance for doubtful accounts of $168 and $195	6,940	4,755
Inventories	7,337	7,238
Taxes receivable	—	668
Other current assets	763	985

Total current assets	17,410	17,257

Property, plant and equipment, net	43,636	43,555
Other assets	985	938

Total assets	$62,031	$61,750

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,842	$1,323
Accrued expenses and other liabilities	1,583	1,494
Long-term debt due within one year	1,361	1,405
Dividends payable	257	257
Taxes payable	6	—

Total current liabilities	5,049	4,479

Long-term debt due after one year	8,875	9,258
Deferred income taxes	3,844	3,848
Other noncurrent liabilities	415	427

Total liabilities	18,183	18,012

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized,	—	—
par value $0.001, no shares outstanding
Common stock, 20,000,000 shares authorized,	6	6
par value $0.001, 6,426,387 shares outstanding
Capital in excess of par value	24,644	24,502
Retained earnings	18,872	19,001
Accumulated other comprehensive income	326	229

Total shareholders’ equity	43,848	43,738

Total liabilities and shareholders’ equity	$62,031	$61,750

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	March 30, 2002	March 31, 2001
	(unaudited)	(unaudited)

Net sales	$15,613	$18,979

Cost of sales	11,921	13,663

Gross profit	3,692	5,316

Selling, engineering and administrative expenses	3,309	3,457

Operating income	383	1,859

Interest expense	166	270
Miscellaneous expense	17	3

Income before income taxes	200	1,586

Income tax provision	72	552

Net income	$128	$1,034

Basic net income per common share	$0.02	$0.16

Weighted average basic shares outstanding	6,425	6,385

Diluted net income per common share	$0.02	$0.16

Weighted average diluted shares outstanding	6,578	6,585

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income
(in thousands)

					Accumulated
			Capital in		other
		Common	excess of	Retained	comprehensive
	Shares	stock	par value	earnings	income	Total

Balance, December 29, 2001	6,421	$6	$24,502	$19,001	$229	$43,738
Shares issued	5		142			142
Dividends declared				(257)		(257)
Comprehensive income:
Net income				128		128
Foreign currency translation adjustments					97	97

Comprehensive income						225

Balance, March 30, 2002 (unaudited)	6,426	$6	$24,644	$18,872	$326	$43,848

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	March 30, 2002	March 31, 2001
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$128	$1,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,320	1,409
Loss on disposal of assets	41	—
Provision for deferred income taxes	(4)	(10)
(Increase) decrease in:
Accounts receivable	(2,158)	(1,341)
Allowance for doubtful accounts	(27)	11
Inventories	(99)	50
Income tax receivable, net	668	—
Other current assets	222	(127)
Other assets	(47)	22
Increase (decrease) in:
Accounts payable	519	51
Accrued expenses and other liabilities	89	226
Income taxes payable, net	6	278
Other liabilities	(12)	(13)

Net cash provided by operating activities	646	1,590

Cash flows from investing activities:
Capital expenditures	(1,452)	(1,013)
Proceeds from dispositions of equipment	11	6

Net cash used in investing activities	(1,441)	(1,007)

Cash flows from financing activities:
Proceeds from debt	—	359
Repayment of debt	(427)	(392)
Issued stock	142	—
Dividends to shareholders	(257)	(255)

Net cash used in financing activities	(542)	(288)
Effect of exchange rate changes on cash and cash equivalents	96	(137)

Net (decrease)/increase in cash and cash equivalents	(1,241)	158

Cash and cash equivalents, beginning of period	3,611	2,698

Cash and cash equivalents, end of period	$2,370	$2,856

SUN HYDRAULICS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)

1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2001, filed by Sun Hydraulics Corporation (the “Company”) with the Securities and Exchange Commission on March 15, 2002. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented.

2.	NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was issued. SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including those acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. The Company’s adoption of FAS 142 effective January 1, 2002, results in the elimination of approximately $60 of annual amortization, subject to the identification of separately recognized intangibles which would continue to be amortized under the new rules. No impairment of goodwill was recognized upon adoption of FAS 142 since the fair market value of the underlying asset exceeded its carrying value.

     In July 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management expects that there will be no impact on the Company’s reported operating results, financial position and existing financial statement disclosure from the adoption of SFAS 143.

     In August 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. At March 30, 2002, there is no impact on the Company’s reported operating results, financial position and existing financial statement disclosure from the adoption of SFAS 144.

     On April 30, 2002, the Financial Accounting Standards Board issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of the standard will have no impact to the Company.

3.	BUSINESS

     Sun Hydraulics Corporation and its wholly-owned subsidiaries (the “Company”) design, manufacture and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, and China. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures and sells through independent distributors, primarily in the United States. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydrauliks, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility.

4.	INVENTORY

	March 30, 2002	December 29, 2001

Raw materials	$2,444	$2,426
Work in process	2,819	2,773
Finished goods	2,074	2,039

Total	$7,337	$7,238

5.	LONG-TERM DEBT

	March 30, 2002	December 29, 2001

$4,412 five-year note, secured by U.S. equipment, fixed interest rate 5.3%, due December 23, 2006	$4,389	$3,872

$3,872 10-year mortgage note with 20-year amortization schedule on the U.S. Manatee County Facility, fixed interest rate of 6.5%, due December 1, 2011	3,653	4,412

$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008	1,027	1,081

10-year notes, fixed interest rates ranging from 3.5-5.1%, secured by equipment in Germany, due between 2009 and 2011	1,002	1,058

Other	165	240

	10,236	10,663
Less amounts due within one year	(1,361)	(1,405)

Total	$8,875	$9,258

     The Company has three revolving lines of credit agreements totaling $9,468 with various banks. Interest rates on these credit facilities are variable based on the prime rate in the U.S. and the equivalent rate in the U.K. and Germany, respectively. Lines of credit in Germany and the U.K. totaling $2.0 million expire in 2002, while the line of credit in the U.S. expires in 2004. None of these arrangements contain pre-payment penalties. There were no outstanding balances on these credit facilities at March 30, 2002, or December 29, 2001.

     Certain of these debt instruments are subject to debt covenants including 1) consolidated net working capital of not less than $2,000 and a current ratio not less than 1.2:1.0 at all times during the term of the loan, 2) tangible net worth at a minimum of $35,000 for the fiscal year 2001, with tangible net worth increases of at least 50% of net income for the immediately preceding fiscal year, and 3) consolidated debt service coverage ratio throughout the term of the loan at a minimum of 1.25:1.0 on a calendar year basis.

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

     Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated

Three Months
Ended March 30, 2002
Sales to unaffiliated customers	$9,734	$1,563	$1,726	$2,590	$—	$15,613
Intercompany sales	3,050	—	6	489	(3,545)	—
Operating income	15	79	104	245	(60)	383
Depreciation and amortization	1,044	30	71	175	—	1,320
Capital expenditures	477	26	12	938	—	1,453

Three Months
Ended March 29, 2001
Sales to unaffiliated customers	$12,644	$1,128	$1,911	$3,296	—	$18,979
Intercompany sales	3,625	—	—	433	(4,058)	—
Operating income	1,380	3	24	488	(36)	1,859
Depreciation and amortization	1,077	56	77	199	—	1,409
Capital expenditures	340	26	518	129	—	1,013

     Net foreign currency gains (losses) reflected in results of operations were $24 and $74, for March 30, 2002, and March 31, 2001, respectively. Operating income (loss) is total sales and other operating income less operating expenses. In computing segment operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

     Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $1,690 and $1,547 during the three months ended March 30, 2002, and March 31, 2001, respectively.

Item
2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

     Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally, primarily though independent distributors. Approximately 66% of product sales are used by the mobile market, characterized by applications where the equipment is not fixed in place, the operating environment is often unpredictable, and duty cycles are generally moderate to low. The remaining 34% of sales are used by industrial markets, which are characterized by equipment that is fixed in place, typically in a controlled environment, with higher pressures and duty cycles. The Company sells to both markets with a single product line. In 2001 the Company generated approximately 45% of its net sales outside of the United States.

     Orders for the three months ended March 30, 2002, were $16.7 million. This was a $3.1 million, or 15.6%, decrease from the three months ended March 31, 2001, and a $4.1 million, or 32.1%, increase compared to the previous quarter ended December 29, 2001. The 32.1% increase from the previous quarter included a 32.7% increase in domestic orders and a 31.3% increase in international orders. The weekly order rates during the quarter were relatively static; however, the April order rate was up 13% from first quarter. Management believes the trend will remain favorable in the second quarter. Historically, the Company’s order trends have tracked to the manufacturing capacity utilization percentage in the United States. This percentage increased in March 2002 for the first time in approximately two years. Inventory of Sun products held by distributors in the United States continued to decrease as of March 2002. Management believes that distributors will begin building inventory as the capital goods industries increase their production.

     The Company’s net sales decreased $3.4 million, or 17.7%, to $15.6 million for the three months ended March 30, 2002, compared to the three months ended March 31, 2001. However, net sales increased $2.3 million compared to the previous quarter ended December 29, 2001. Net income for the quarter was $0.1 million, or 1.0% of net sales, compared to $1.0 million, or 5.5% of net sales for the same quarter last year. Basic and diluted earnings per share for the quarter ended March 30, 2002, were both $0.02, compared to $0.16 for the quarter ended March 31, 2001.

     The addition to the building in the United Kingdom operation is on track and scheduled to be completed this summer. The addition is estimated to cost $2.2 million, $1.0 million of which has been incurred to date. This investment will double the manufacturing space, allowing for improved productivity in the United Kingdom operation, and is key to the growth of the Company in Europe.

Outlook

     The Company projects that sales for the second quarter will increase to approximately $17.0 million, a 9% increase over the first quarter. Net income per share is expected to be approximately $0.07 per share. The Company is still maintaining its forecast of sales for the year of $70 million. The Company has taken advantage of the protracted downturn in the markets it serves by implementing new production processes, improving product designs and enhancing its marketing tools. Management believes that as industry conditions continue to improve, the Company’s margins as a percent of sales will exceed those experienced before the downturn.

COMPARISON OF THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001

     Net sales decreased $3.4 million, or 17.7%, to $15.6 million for the quarter ended March 30, 2002, compared to the quarter ended March 31, 2001. The majority of the 17.7% decrease was due to a general slowdown in the United States manufacturing sector as domestic net sales decreased 27.1%. International sales, except Korea, decreased as well.

     Gross profit decreased $1.6 million, or 30.6%, to $3.7 million for the quarter ended March 30, 2002, compared to the quarter ended March 31, 2001. Gross profit as a percentage of net sales decreased to 23.6% compared to 28.0% for the first quarter of 2001. The 4.4% decrease in gross profit as a percent of net sales was due to the 27.1% decrease in net sales in the United States operation and a decrease in productivity in the United States operation. The Company chose to protect its investment in its workforce and not reduce the level of personnel to reflect the decrease in work available.

     Selling, engineering and administrative expenses decreased 4.3%, or $0.2 million, to $3.3 million in the quarter ended March 30, 2002, compared to $3.5 million in the quarter ended March 31, 2001. This decrease is due to lower catalogue costs and reduced spending on outside contracted labor and professional fees.

     Interest expense was $0.2 million for the quarter ended March 30, 2002 compared with $0.3 million for the quarter ended March 31, 2001. The $0.1 million decrease was due to a decrease in total debt of $1.7 million, coupled with lower interest rates on the two outstanding loans in the U.S.

     The provision for income taxes for the quarter ended March 30, 2002, was 36.0% of pretax income, compared to 34.8% of pretax income for the quarter ended March 31, 2001. The increase was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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

     Cash from operations for the three months ended March 30, 2002, was $0.6 million. This compares with $1.6 million for the three months ended March 31, 2001. The $1.0 million decrease was primarily due to a $0.9 million decrease in net income. Days sales outstanding (DSO) were 40 and 36 at March 30, 2002, and March 31, 2001, respectively. DSO was up mainly in the U.S. due to a higher percent of the sales to foreign customers. Foreign accounts receivable take longer to collect because they have longer terms. Inventory turns were 6.5 and 6.1 at March 30, 2002, and March 31, 2001, respectively. Inventory improved across all business segments, except Korea.

     Capital expenditures, consisting primarily of purchases of machinery and equipment and the building expansion in the U.K, were $1.5 million for the three months ended March 30, 2002, compared to $1.0 million for the quarter ended March 31, 2001. Increased spending is attributed mainly to the building addition in the U.K. Capital expenditures for the year are expected to be $6.0 million, which includes approximately $1.7 million for the building addition in the U.K. Capital expenditures are planned to be financed out of cash on hand and cash from operations without any additions to debt.

     The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company’s operating expenses and capital expenditures for the foreseeable future.

     The Company declared a quarterly dividend of $0.04 per share to shareholders of record on March 31, 2002, which was paid on April 15, 2002.

SEASONALITY AND INFLATION

     The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. The Company does not believe that inflation had a material effect on its operations for the periods ended March 30, 2002, and March 31, 2001. There can be no assurance, however, that the Company’s business will not be affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At March 30, 2002, the Company had approximately $0.1 million in variable-rate debt outstanding and, as such, the market risk is immaterial. The Company manages this risk by selecting debt financing at its lenders’ prime rate less 1%, or the Libor rate plus 2.0%, whichever is more advantageous.

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

     Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business” (including under the subheading “Business Risk Factors”) in the Company’s Form 10-K for the year ended December 29, 2001 and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended March 30, 2002. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 2.	Changes in Securities. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K (a) Exhibits:

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated by reference herein).

4.1	Mortgage and Security Agreement, dated January 9, 1992, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.5 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.2	Loan Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.6 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.3	Security Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.7 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.4	Modification and Additional Advance Agreement, dated March 29, 1996, between Suninco, Inc. and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.8 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.5	Consolidated Note, dated March 29, 1996, in the amount of $2,475,000.00, given by Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.9 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.6	Loan Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.10 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.7	Security Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.11 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.8	Consolidated Note, dated May 20, 1996, in the amount of $3,063,157.00, given by Sun Hydraulics Corporation to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.12 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.9	Loan Agreement, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.13 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.10	Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.11	Security Agreement, dated June 14, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.15 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.12	Promissory Note, dated June 14, 1996, in the amount of $6,187,000.00, given by Sun Hydraulics Corporation and Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.16 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.13	Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of £800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.14	Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed £250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.15	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.16	Amendment to Recommended Offer by Sun Hydraulics Corporation to acquire the whole of the issued share capital of Sun Hydraulics Holdings Limited, dated December 17, 1996 (previously filed as Exhibit 2.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

4.17	Master Note, dated February 3, 1997, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

4.18	Renewal Master Note, dated February 3, 1998, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.19	Modification Agreement, dated March 1, 1998, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.20	Renewal Master Note, dated as of February 3, 1998, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.21	Renewal Master Note, dated of February 3, 1999, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference).

4.22	Renewal Master Note, dated July 23, 1999, in the amount of $5,000,000.00 between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.23	Loan Agreement, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.24	Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.25	Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.26	Loan Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. as Lender, Sun Hydraulics Corporation as Borrower, and Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH as Guarantors. (previously filed as Exhibit 4.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.27	First Amendment to Security Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation. (previously filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.28	Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.29	Amended and Restated Loan Agreement by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated November 1, 2000 (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 30, 2000 and incorporated herein by reference.)

4.30	Second Amended and Restated Loan Agreement (Line of Credit) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated December 1, 2001(previously filed as Exhibit 4.30 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.31	Modification Note (Line of Credit), dated December 1, 2001, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.32	Amended and Restated Loan Agreement (Mortgage Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated December 1, 2001(previously filed as Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.33	Modification Note (Mortgage Loan), dated December 1, 2001, in the amount of $4,425,219.37, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.34	Amended and Restated Loan Agreement (Equipment Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated December 1, 2001 (previously filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.35	Modification Note (Equipment Loan), dated December 1, 2001, in the amount of $3,871,754.35, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.35 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.5+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.6+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.7+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference.)

10.8+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference.)

      +         Executive management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

1.	Report on Form 8-K (dated March 6, 2002) filed March 7, 2002, announcing the Company’s fourth quarter and 2001 financial results.
2.	Report on Form 8-K (dated February 26, 2002) filed March 7, 2002, announcing the Company’s first quarter dividend of $0.04 per share.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 8, 2002.

SUN HYDRAULICS CORPORATION

By:	/s/ Richard J. Dobbyn

Richard J. Dobbyn
Chief Financial Officer (Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated by reference herein).

4.1	Mortgage and Security Agreement, dated January 9, 1992, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.5 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.2	Loan Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.6 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.3	Security Agreement, dated March 29, 1996, between Suninco, Inc., Sun Hydraulics Corporation, and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.7 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.4	Modification and Additional Advance Agreement, dated March 29, 1996, between Suninco, Inc. and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.8 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.5	Consolidated Note, dated March 29, 1996, in the amount of $2,475,000.00, given by Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.9 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.6	Loan Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.10 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.7	Security Agreement, dated May 20, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.11 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.8	Consolidated Note, dated May 20, 1996, in the amount of $3,063,157.00, given by Sun Hydraulics Corporation to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.12 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.9	Loan Agreement, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.13 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.10	Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.11	Security Agreement, dated June 14, 1996, between Sun Hydraulics Corporation and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.15 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.12	Promissory Note, dated June 14, 1996, in the amount of $6,187,000.00, given by Sun Hydraulics Corporation and Suninco, Inc. to Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.16 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.13	Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of £800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.14	Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed £250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.15	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.16	Amendment to Recommended Offer by Sun Hydraulics Corporation to acquire the whole of the issued share capital of Sun Hydraulics Holdings Limited, dated December 17, 1996 (previously filed as Exhibit 2.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

4.17	Master Note, dated February 3, 1997, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.18	Renewal Master Note, dated February 3, 1998, in the amount of $10,000,000.00, made by the Company to evidence a line of credit granted to the Company by Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.19	Modification Agreement, dated March 1, 1998, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.20	Renewal Master Note, dated as of February 3, 1998, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

4.21	Renewal Master Note, dated of February 3, 1999, in the amount of $4,965,524.51, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference).

4.22	Renewal Master Note, dated July 23, 1999, in the amount of $5,000,000.00 between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.23	Loan Agreement, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.24	Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.25	Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.26	Loan Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. as Lender, Sun Hydraulics Corporation as Borrower, and Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH as Guarantors. (previously filed as Exhibit 4.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.27	First Amendment to Security Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation. (previously filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.28	Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.29	Amended and Restated Loan Agreement by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated November 1, 2000 (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 30, 2000 and incorporated herein by reference.)

4.30	Second Amended and Restated Loan Agreement (Line of Credit) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated December 1, 2001 (previously filed as Exhibit 4.30 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001and incorporated herein by reference.)

4.31	Modification Note (Line of Credit), dated December 1, 2001, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.32	Amended and Restated Loan Agreement (Mortgage Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated December 1, 2001. (previously filed as Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.33	Modification Note (Mortgage Loan), dated December 1, 2001, in the amount of $4,425,219.37, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.34	Amended and Restated Loan Agreement (Equipment Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated December 1, 2001. (previously filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.35	Modification Note (Equipment Loan), dated December 1, 2001, in the amount of $3,871,754.35, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.35 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.5+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.6+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.7+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference.)

10.8+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference.)

      +         Executive management contract or compensatory plan or arrangement.