Form 10-Q
period 2002-06-29
SUN HYDRAULICS CORP
filed 2002-08-12
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002	Commission file number 0-21835

SUN HYDRAULICS CORPORATION
(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

941/362-1200
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The Registrant had 6,430,594 shares of common stock, par value $.001, outstanding as of August 9, 2002.

Sun Hydraulics Corporation
INDEX
For the quarter ended June 29, 2002

PART I: FINANCIAL INFORMATION
Item 1.

Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	June 29, 2002	December 29, 2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,473	$3,611
Accounts receivable, net of allowance for doubtful accounts of $185 and $195	6,717	4,755
Inventories	7,211	7,238
Taxes receivable	—	668
Other current assets	797	985

Total current assets	18,198	17,257
Property, plant and equipment, net	44,091	43,555
Goodwill (net)	714	714
Other assets	273	224

Total assets	$63,276	$61,750

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,946	$1,323
Accrued expenses and other liabilities	1,754	1,494
Long-term debt due within one year	1,384	1,405
Dividends payable	257	257
Taxes payable	477	—

Total current liabilities	5,818	4,479
Long-term debt due after one year	8,831	9,258
Deferred income taxes	3,849	3,848
Other noncurrent liabilities	402	427

Total liabilities	18,900	18,012
Redeemable Common Stock	2,250	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized,	—	—
par value $0.001, no shares outstanding
Common stock, 20,000,000 shares authorized,	6	6
par value $0.001, 6,429,145 shares outstanding
Capital in excess of par value	22,440	24,502
Retained earnings	19,389	19,001
Accumulated other comprehensive income	291	229

Total shareholders’ equity	42,126	43,738
Total liabilities and shareholders’ equity	$63,276	$61,750

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	June 29, 2002	June 30, 2001

	(unaudited)	(unaudited)
Net sales	$17,413	$17,533
Cost of sales	12,887	13,316

Gross profit	4,526	4,217
Selling, engineering and administrative expenses	3,142	3,375

Operating income	1,384	842
Interest expense	136	259
Miscellaneous expense/(income)	60	(38)

Income before income taxes	1,188	621
Income tax provision	414	191

Net income	$774	$430

Basic net income per common share	$0.12	$0.07
Weighted average basic shares outstanding	6,429	6,385
Diluted net income per common share	$0.12	$0.07
Weighted average diluted shares outstanding	6,573	6,540

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Six months ended
	June 29, 2002	June 30, 2001

	(unaudited)	(unaudited)
Net sales	$33,026	$36,504
Cost of sales	24,807	26,957

Gross profit	8,219	9,547
Selling, engineering and administrative expenses	6,451	6,832

Operating income	1,768	2,715
Interest expense	302	536
Miscellaneous expense/(income)	77	(28)

Income before income taxes	1,389	2,207
Income tax provision	487	744

Net income	$902	$1,463

Basic net income per common share	$0.14	$0.23
Weighted average basic shares outstanding	6,429	6,385
Diluted net income per common share	$0.14	$0.22
Weighted average diluted shares outstanding	6,570	6,539

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)
(in thousands)

					Accumulated
			Capital in		other
		Common	excess of	Retained	comprehensive
	Shares	stock	par value	earnings	income	Total

Balance, December 29, 2001	6,421	$6	$24,502	$19,001	$229	$43,738
Shares issued	8		188			188
Dividends declared				(514)		(514)
Shares converted to Redeemable Common Stock			(2,250)			(2,250)
Comprehensive income:
Net income				902		902
Foreign currency translation adjustments					62	62

Comprehensive income						964

Balance, June 29, 2002	6,429	$6	$22,440	$19,389	$291	$42,126

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 29, 2002	June 30, 2001

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$902	$1,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,651	2,792
Loss on disposal of assets	148	29
Provision for deferred income taxes	1	(10)
Allowance for doubtful accounts	(27)	18
(Increase) decrease in:
Accounts receivable	(1,935)	(686)
Inventories	27	137
Taxes receivable	668	(122)
Other current assets	188	48
Other assets	(49)	39
Increase (decrease) in:
Accounts payable	623	1
Accrued expenses and other liabilities	260	414
Taxes payable	477	(315)
Other liabilities	(24)	(25)

Net cash provided by operating activities	3,910	3,783
Cash flows from investing activities:
Capital expenditures	(3,388)	(1,605)
Proceeds from dispositions of equipment	53	6

Net cash used in investing activities	(3,335)	(1,599)
Cash flows from financing activities:
Proceeds from debt	—	570
Repayment of debt	(448)	(1,097)
Proceeds from stock issuance	188	—
Dividends to shareholders	(514)	(510)

Net cash used in financing activities	(774)	(1,037)
Effect of exchange rate changes on cash and cash equivalents	61	93

Net (decrease)/increase in cash and cash equivalents	(138)	1,240

Cash and cash equivalents, beginning of period	3,611	2,698

Cash and cash equivalents, end of period	$3,473	$3,938

Supplemental disclosure of cash flow information:
Cash paid/(received):
Interest	$302	$536
Income taxes	$(659)	$1,191

SUN HYDRAULICS CORPORATION
NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS
(in thousands except per share data)

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2001, filed by Sun Hydraulics Corporation (the “Company”) with the Securities and Exchange Commission on March 15, 2002. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and six month periods ended June 29, 2002, are not necessarily indicative of the results that may be expected for the period ended December 28, 2002.

     Certain amounts shown in the 2001 consolidated financial statements have been reclassified to conform with the 2002 presentation. These reclassifications did not have any effect on total assets, total liabilities, shareholders' equity or net income.

2. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was issued. SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including those acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. The Company’s adoption of FAS 142 effective January 1, 2002, results in the elimination of approximately $60 of annual amortization. The Company completed the initial impairment testing as of January 1, 2002 as required under FAS 142 and no impairment of goodwill was recognized upon adoption of FAS 142 since the fair market value of the underlying asset exceeded its carrying value. The current carrying value of goodwill at June 29, 2002, is $714. There were no additions, impairments, or write offs of goodwill during the three and six months ended June 29, 2002.

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

     In August 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. At June 29, 2002, there was no impact on the Company’s reported operating results, financial position, and existing financial statement disclosure from the adoption of SFAS 144.

     In June 2002, the Financial Accounting Standards Board (FASB) issued FAS 146, “Accounting for Exit or Disposal Activities.” FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other

Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”. The scope of FAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged. The Company is in the process of analyzing any potential effect of applying this new standard.

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

4. INVENTORY

	June 29, 2002	December 29, 2001

Raw materials	$2,652	$2,426
Work in process	2,707	2,773
Finished goods	1,852	2,039

Total	$7,211	$7,238

5. LONG-TERM DEBT

	June 29, 2002	December 29, 2001

$4,412 five-year note, secured by U.S. equipment, fixed interest rate 5.3%, due December 23, 2006	$4,370	$3,872
$3,872 10-year mortgage note with 20-year amortization schedule on the U.S. Manatee County facility, fixed interest rate of 6.5%, due December 1, 2011	3,432	4,412
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008	1,125	1,081
10-year notes, fixed interest rates ranging from 3.5-5.1%, secured by equipment in Germany, due between 2009 and 2011	1,134	1,058
Other	154	240

	10,215	10,663
Less amounts due within one year	(1,384)	(1,405)

Total	$8,831	$9,258

     The Company has three revolving lines of credit agreements totaling $9,666 with various banks. Interest rates on these credit facilities are variable based on the prime rate in the U.S. and the equivalent rate in the U.K. and Germany, respectively. Lines of credit in Germany and the U.K. totaling $2.0 million expire in 2002, while the line of credit in the U.S. expires in 2004. None of these arrangements contain pre-payment penalties. There were no outstanding balances on these credit facilities at June 29, 2002, or December 29, 2001.

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

6. REDEEMABLE COMMON STOCK

     On June 22, 2002, the Company entered into a standby Stock Repurchase Agreement with the Koski Family Limited Partnership, which owns approximately 36% of the outstanding shares of the Company’s common stock. Under the Agreement, the Company agreed to purchase up to $2,250 worth of Sun common stock from the Koski Partnership at its request one time during the next two years. The repurchase would be at a per share price of either (i) $7.00 per share, or (ii) 15% less than the average closing price per share of the common stock for the 15 full trading days immediately preceding the closing date, whichever is lower.

     At June 29, 2002, the average closing price of Sun’s common stock for the previous 15 full trading days was $8.06 per share. A 15% discount from this price would result in a repurchase price per share of $6.85. At this price, Sun would repurchase 328 shares from the Koski Partnership for $2,250 in cash, if requested to do so. $2,250 has been transferred from Capital in excess of par into Redeemable common stock.

7. SEGMENT REPORTING

     The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers and distributors of hydraulic components. The Company is multinational with operations in the United States, and subsidiaries in the United Kingdom, Germany, and Korea. In computing operating profit for the foreign subsidiaries, no allocations of general corporate expenses have been made. Management bases its financial decisions by the geographical location of its operations.

     Identifiable assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company.

     Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated

Three Months
Ended June 29, 2002
Sales to unaffiliated customers	$11,468	$1,644	$1,577	$2,723	$—	$17,413
Intercompany sales	2,937	—	13	431	(3,381)	—
Operating income	958	124	53	285	(35)	1,384
Depreciation	1,048	29	74	179	—	1,330
Capital expenditures	591	23	31	1,291	—	1,936
Three Months
Ended June 30, 2001
Sales to unaffiliated customers	$11,439	$1,288	$1,678	$3,128	—	$17,533
Intercompany sales	2,709	—	9	439	(3,157)	—
Operating income	308	36	110	403	(15)	842
Depreciation and amortization	1,087	43	77	176	—	1,383
Capital expenditures	438	15	77	62	—	592
Six Months
Ended June 29, 2002
Sales to unaffiliated customers	$21,203	$3,207	$3,303	$5,312	$—	$33,026
Intercompany sales	5,987	—	19	920	(6,926)	—
Operating income	972	203	157	532	(95)	1,768
Depreciation	2,093	59	145	354	—	2,651
Capital expenditures	1,069	48	43	2,228	—	3,388
Six Months
Ended June 30, 2001
Sales to unaffiliated customers	$24,083	$2,416	$3,580	$6,425	$—	$36,504
Intercompany sales	6,333	—	19	872	(7,224)	—
Operating income	1,688	52	134	891	(50)	2,715
Depreciation and amortization	2,164	99	154	375	—	2,792
Capital expenditures	778	41	595	191	—	1,605

     Net foreign currency gains (losses) reflected in results of operations were ($14) and ($73), for the quarter ended June 29, 2002, and June 30, 2001, respectively. Operating income (loss) is total sales and other operating income less operating expenses. In computing segment operating income/(loss), interest expense and net miscellaneous income (expense) have not been deducted (added).

     Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $1,963 and $1,424 during the three months ended June 29, 2002, and June 30, 2001, respectively.

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

     Orders for the three months ended June 29, 2002, were $18.2 million. This was a $1.8 million, or 11.1%, increase from the three months ended June 30, 2001, and a $1.5 million, or 9.4%, increase compared to the previous quarter ended March 30, 2002. The 9.4% increase from the previous quarter included a 7.7% increase in domestic orders, and an 11.4% increase in international orders as follows: Korean orders increased 30.1%, German orders increased 5.7% and United Kingdom orders remained the same.

     Historically, the Company’s order trends have tracked to the manufacturing capacity utilization index in the United States. This percentage increased in March 2002 for the first time in approximately two years and continued to increase slowly each month through June.

     The Company’s net sales for the three months ended June 29, 2002, were essentially the same as the three months ended June 30, 2001. Net sales increased $1.8 million or 11.5% compared to the previous quarter ended March 30, 2002.

     Net income for the quarter ended June 29, 2002, was $0.8 million, or 4.4%, of net sales, compared to $0.4 million, or 2.5%, of net sales for the same quarter last year. The increase in net income was primarily a result of improved productivity, and lower marketing and compensation costs in the United States operations. Basic and diluted net income per share for the quarter ended June 29, 2002, were both $0.12, compared to $0.07 for the quarter ended June 30, 2001.

     The Company’s $2.2 million expansion of its plant in the United Kingdom is substantially complete. Internal moves of equipment and furnishings are in process and the project is planned to be complete by the end of August. This investment will double the manufacturing space and improve productivity, and is key to the growth of the Company in Europe.

Outlook

     Order rates in June and July slowed from the order rate increases experienced since the beginning of the year. Based on recent order rates, the third quarter net sales forecast is $16.0 million. The Company predicts this level of sales will result in net income per share for the third quarter ending September 28, 2002, of between $0.06 and $0.08 per share.

     Most key manufacturing economic indicators remain positive and management believes an early fall upturn in customer demand is necessary in order to meet our forecasted earnings per share of $0.40 for the year. Distributor inventories are at historically low levels and Sun has demonstrated the ability to react to increases in customer demand by rapidly turning orders into shipments.

COMPARISON OF THREE MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

     Net sales decreased $0.1 million, or 0.7%, to $17.4 million for the quarter ended June 29, 2002, compared to the quarter ended June 30, 2001. Sales of the Korean operation increased 27.7% and the rest of Asia increased 35.1%. North American sales were flat and European sales decreased 13.4%.

     On slightly lower net sales, gross profit increased $0.3 million to $4.5 million for the quarter ended June 29, 2002, compared to $4.2 million for the quarter ended June 30, 2001. Gross profit as a percentage of net sales increased to 26.0% compared to 24.0% for the second quarter of 2001. The increase in gross profit as a percent of net sales was due to an increase in productivity in the United States operation and lower material costs in Korea and Germany due to strengthening of the euro and the won against the U.S. dollar.

     Selling, engineering and administrative expenses decreased 6.9%, or $0.3 million, to $3.1 million in the quarter ended June 29, 2002, compared to $3.4 million in the quarter ended June 30, 2001. This decrease was due to lower compensation costs, catalogue costs, and professional fees in the United States operations.

     Interest expense was $0.1 million for the quarter ended June 29, 2002 compared with $0.2 million for the quarter ended June 30, 2001. The $0.1 million decrease was due to a decrease in total debt of $1.3 million, coupled with lower interest rates on the two outstanding loans in the United States.

     Other expense was $0.1 million for the quarter ended June 29, 2002, a $0.1 million increase over the same period last year. The increase was due primarily to losses on disposal of assets in the United States and lower interest income in the United Kingdom. Transaction based exchange gains in Germany and Korea were offset by a revaluation of United States dollar denominated accounts on the United Kingdom balance sheet.

     The provision for income taxes for the quarter ended June 29, 2002, was 34.9% of pretax income, compared to 30.8% of pretax income for the quarter ended June 30, 2001. The increase was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

COMPARISON OF SIX MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

     Net sales decreased $3.5 million, or 9.5%, to $33.0 million for the six months ended June 29, 2002, compared to the six months ended June 30, 2001. Domestic net sales decreased $3.0 million due to the overall decline in the manufacturing sector of the United States economy. Net sales in Europe decreased $1.8 million while Asian sales increased $1.3 million.

     Gross profit decreased $1.3 million to $8.2 million for the six months ended June 29, 2002, compared to $9.5 million for the six months ended June 30, 2001. Gross profit as a percentage of net sales decreased to 24.9% for the six months ended June 29, 2002, compared to 26.2% for the six months ended June 30, 2001. The decrease in gross profit as a percent of net sales was primarily due to the decrease in net sales.

     Selling, engineering and administrative expenses decreased 5.6%, or $0.4 million, to $6.4 million in the six months ended June 29, 2002, compared to $6.8 million in the six months ended June 30, 2001. This decrease was due to lower compensation costs, catalogue costs, and reduced spending on outside contracted labor and professional fees in the United States operations.

     Interest expense was $0.3 million for the six months ended June 29, 2002 compared with $0.5 million for the six months ended June 30, 2001. The $0.2 million decrease was due to a decrease in total debt of $1.3 million, coupled with lower interest rates on the two outstanding loans in the United States.

     Other expense was $0.1 million for the six months ended June 29, 2002, a $0.1 million increase over the same period last year. The increase was due primarily to losses on disposal of assets in the United States and lower interest income in the United Kingdom. Transaction based exchange gains in Germany and Korea were offset by exchange losses in the United Kingdom operation.

     The provision for income taxes for the six months ended June 29, 2002, was 35.1% of pretax income, compared to 33.7% of pretax income for the six months ended June 30, 2001. The increase was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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

     Cash from operations for the six months ended June 29, 2002, was $3.9 million. This compares with $3.8 million for the six months ended June 30, 2001. The $0.1 million increase was due to better utilization of working capital, offset by lower net income. Days sales outstanding (DSO) were 35 at June 29, 2002, which was the same as DSO at June 30, 2001. Inventory turns improved across all business segments to 7.1 at June 29, 2002, up from 6.0 at June 30, 2001.

     Capital expenditures, consisting primarily of purchases of machinery and equipment and the building expansion in the United Kingdom, were $3.4 million for the six months ended June 29, 2002, compared to $1.6 million for the six months ended June 30, 2001. Increased spending is attributed mainly to the building addition in the U.K. Capital expenditures for the year are expected to be $6.0 million, which includes approximately $1.7 million for the building addition in the United Kingdom. Cash from operations for the year is projected to be sufficient to fund all but approximately $0.7 million of working capital needs, capital expenditures, debt service, and dividends.

     On June 22, 2002, the Company entered into a standby Stock Repurchase Agreement with the Koski Family Limited Partnership, which owns approximately 36% of the outstanding shares of the Company’s common stock. Under the Agreement, the Company agreed to purchase up to $2.25 million worth of Sun common stock from the Koski Partnership at its request one time during the next two years. The repurchase would be at a per share price of either (i) $7.00 per share, or (ii) 15% less than the average closing price per share of the common stock for the 15 full trading days immediately preceding the closing date, whichever is lower.

     The repurchase agreement came at the request of Robert Koski, founder, former chairman and present board member of Sun Hydraulics, to help secure a $2.25 million loan from a financial institution to the Koski Partnership. The Koski Partnership has pledged shares of Sun common stock owned by it, as well as its rights under the Agreement, to the bank as collateral for the loan.

     The terms of the Agreement were negotiated and approved by a special committee of the Sun Hydraulics Board of Directors, made up of five independent directors who were not employees of Sun. The special committee determined that it was in Sun’s interest to enter into an agreement to repurchase a portion of the control block of Sun common stock currently held by the Koski Partnership, given that the repurchase would be at a substantial discount, 15%, to the trading price of Sun stock. Sun received a fee for entering into the agreement and the Koski Partnership paid all expenses associated with the special committee’s negotiation and consideration of the agreement.

     The Company believes that cash on hand, cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company’s operating expenses and capital expenditures for the foreseeable future.

     The Company declared a quarterly dividend of $0.04 per share to shareholders of record on June 30, 2002, which was paid on July 15, 2002.

SEASONALITY AND INFLATION

     The Company, historically, has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. The Company does not believe that inflation had a material effect on its operations for the periods ended June 29, 2002, and June 30, 2001. There can be no assurance, however, that the Company’s business will not be affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At June 29, 2002, the Company had approximately $0.1 million in variable-rate debt outstanding and, as such, the market risk is immaterial. The Company manages this risk by selecting debt financing at its lenders’ prime rate less 1%, or the Libor rate plus 2.0%, whichever is more advantageous.

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

     Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business” (including under the subheading “Business Risk Factors”) in the Company’s Form 10-K for the year ended December 29, 2001, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended June 29, 2002. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of the Company was held on May 19, 2002. At the meeting, the following actions were taken by the shareholders:

     Marc Bertoneche was elected as a Director to serve until the Annual Meeting in 2004; and Christine L. Koski, Taco van Tijn, and David N. Wormley were reelected as Directors until the Annual Meeting in the year 2005; until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

	Voted For	Withheld

Christine L. Koski	5,981,501	63,625
Taco van Tijn	5,905,931	139,195
David N. Wormley	5,908,611	136,515
Marc Bertoneche	5,984,001	61,125

     The appointment of PricewaterhouseCoopers, LLP, as the Company’s independent certified public accountants for the year 2002 was ratified and approved. The voting on the proposal was as follows:

FOR	5,983,972
AGAINST	60,312
ABSTAINED	842

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated by reference herein).

Exhibit
Number	Exhibit Description

4.1	Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.2	Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of £800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.3	Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed £250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.4	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.5	Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.6	Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.7	First Amendment to Security Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation. (previously filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.8	Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.9	Amended and Restated Loan Agreement by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated November 1, 2000 (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 30, 2000 and incorporated herein by reference.)

4.10	Second Amended and Restated Loan Agreement (Line of Credit) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated January 2002 (previously filed as Exhibit 4.30 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.11	Modification Note (Line of Credit), dated December 1, 2001, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

Exhibit
Number	Exhibit Description

4.12	Amended and Restated Loan Agreement (Mortgage Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated January 2002 (previously filed as Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.13	Modification Note (Mortgage Loan), dated December 1, 2001, in the amount of $4,425,219.37, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.14	Amended and Restated Loan Agreement (Equipment Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated January 2002 (previously filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.15	Modification Note (Equipment Loan), dated December 1, 2001, in the amount of $3,871,754.35, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.35 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.16	Stock Repurchase Agreement, dated June 22, 2002, between Sun Hydraulics Corporation and the Koski Family Limited Partnership (previously filed as Exhibit 99.2 to the Company’s Form 8-K dated July 2, 2002 and incorporated herein by reference.)

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.5+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.6+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.7+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference.)

10.8+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference.)

99.1	CEO Certification pursuant to 18 U.S.C. § 1350, dated August 9, 2002

99.2	CFO Certification pursuant to 18 U.S.C. § 1350, dated August 9, 2002

+	Executive management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

1.	Report on Form 8-K (dated May 8, 2002) filed May 9, 2002, announcing the Company’s first quarter 2002 financial results.

2.	Report on Form 8-K (dated May 28, 2002) filed May 30, 2002, announcing the Company’s second quarter dividend of $0.04 per share.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 8, 2002.

SUN HYDRAULICS CORPORATION

By:	/s/ Richard J. Dobbyn Richard J. Dobbyn Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated by reference herein).

4.1	Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.2	Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of £800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.3	Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed £250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.4	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

4.5	Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

4.6	Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).

Exhibit
Number	Exhibit Description

4.7	First Amendment to Security Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation. (previously filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.8	Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.9	Amended and Restated Loan Agreement by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated November 1, 2000 (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 30, 2000 and incorporated herein by reference.)

4.10	Second Amended and Restated Loan Agreement (Line of Credit) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated January 2002 (previously filed as Exhibit 4.30 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.11	Modification Note (Line of Credit), dated December 1, 2001, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.12	Amended and Restated Loan Agreement (Mortgage Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated January 2002. (previously filed as Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.13	Modification Note (Mortgage Loan), dated December 1, 2001, in the amount of $4,425,219.37, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.14	Amended and Restated Loan Agreement (Equipment Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated January 2002. (previously filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.15	Modification Note (Equipment Loan), dated December 1, 2001, in the amount of $3,871,754.35, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.35 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

Exhibit
Number	Exhibit Description

4.16	Stock Repurchase Agreement, dated June 22, 2002, between Sun Hydraulics Corporation and the Koski Family Limited Partnership (previously filed as Exhibit 99.2 to the Company’s Form 8-K dated July 2, 2002 and incorporated herein by reference.)

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.5+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.6+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.7+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference.)

10.8+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference.)

99.1	CEO Certification pursuant to 18 U.S.C. § 1350, dated August 9, 2002

99.2	CFO Certification pursuant to 18 U.S.C. § 1350, dated August 9, 2002

+	Executive management contract or compensatory plan or arrangement.