Form 10-Q
period 2002-09-28
SUN HYDRAULICS CORP
filed 2002-11-06
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002	Commission file number 0-21835

SUN HYDRAULICS CORPORATION
(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243

(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

     The Registrant had 6,445,567 shares of common stock, par value $.001, outstanding as of November 1, 2002.

Sun Hydraulics Corporation
INDEX
For the quarter ended September 28, 2002

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 28, 2002 (unaudited) and December 29, 2001	3
Consolidated Statements of Operations for the Three Months Ended September 28, 2002 (unaudited) and September 29, 2001 (unaudited)	4
Consolidated Statements of Operations for the Nine Months Ended September 28, 2002 (unaudited) and September 29, 2001 (unaudited)	5
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for the Nine Months Ended September 28, 2002 (unaudited)	6
Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2002 (unaudited) and September 29, 2001 (unaudited)	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Forward Looking Information	16
PART II. OTHER INFORMATION	17
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets
(in thousands, except share data)

	September 28, 2002	December 29, 2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,169	$3,611
Accounts receivable, net of allowance for doubtful accounts of $201 and $195	6,295	4,755
Inventories	6,936	7,238
Taxes receivable	—	668
Other current assets	382	985

Total current assets	17,782	17,257
Property, plant and equipment, net	44,357	43,555
Goodwill (net)	714	714
Other assets	275	224

Total assets	$63,128	$61,750

Liabilities, Redeemable Common Stock and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,787	$1,323
Accrued expenses and other liabilities	1,786	1,494
Long-term debt due within one year	1,390	1,405
Dividends payable	258	257
Taxes payable	458	—

Total current liabilities	5,679	4,479
Long-term debt due after one year	8,495	9,258
Deferred income taxes	3,858	3,848
Other noncurrent liabilities	390	427

Total liabilities	18,422	18,012
Redeemable Common Stock	2,250	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized,	—	—
par value $0.001, no shares outstanding	6	6
Common Stock, 20,000,000 shares authorized,	—	—
par value $0.001, 6,442,794 shares outstanding
Capital in excess of par value	22,469	24,502
Retained earnings	19,639	19,001
Accumulated other comprehensive income	342	229

Total shareholders’ equity	42,456	43,738
Total liabilities, redeemable common stock, and shareholders’ equity	$63,128	$61,750

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended

	September 28, 2002	September 29, 2001

	(unaudited)	(unaudited)
Net sales	$16,043	$15,119
Cost of sales	11,995	11,849

Gross profit	4,048	3,270
Selling, engineering and administrative expenses	3,021	2,975

Operating income	1,027	295
Interest expense	153	218
Miscellaneous expense/(income)	94	(125)

Income before income taxes	780	202
Income tax provision	273	51

Net income	$507	$151

Basic net income per common share	$0.08	$0.02
Weighted average basic shares outstanding	6,433	6,408
Diluted net income per common share	$0.08	$0.02
Weighted average diluted shares outstanding	6,577	6,564

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations
(in thousands, except per share data)

	Nine months ended

	September 28, 2002	September 29, 2001

	(unaudited)	(unaudited)
Net sales	$49,069	$51,623
Cost of sales	36,803	38,807

Gross profit	12,266	12,816
Selling, engineering and administrative expenses	9,472	9,807

Operating income	2,794	3,009
Interest expense	455	675
Miscellaneous expense/(income)	171	(74)

Income before income taxes	2,168	2,408
Income tax provision	759	795

Net income	$1,409	$1,613

Basic net income per common share	$0.22	$0.25
Weighted average basic shares outstanding	6,429	6,392
Diluted net income per common share	$0.21	$0.25
Weighted average diluted shares outstanding	6,573	6,547

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)
(in thousands)

					Accumulated
			Capital in		other
		Common	excess of	Retained	comprehensive
	Shares	stock	par value	earnings	income	Total

Balance, December 29, 2001	6,421	$6	$24,502	$19,001	$229	$43,738
Shares issued	22		217			217
Dividends declared				(771)		(771)
Shares converted to Redeemable Common Stock			(2,250)			(2,250)
Comprehensive income:
Net income				1,409		1,409
Foreign currency translation adjustments					113	113

Comprehensive income						1,522

Balance, September 28, 2002	6,443	$6	$22,469	$19,639	$342	$42,456

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended

	September 28, 2002	September 29, 2001

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,409	$1,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,873	4,102
Loss on disposal of assets	155	(15)
Provision for deferred income taxes	10	(3)
Allowance for doubtful accounts	6	27
(Increase) decrease in:
Accounts receivable	(1,546)	227
Inventories	302	352
Taxes receivable	668	(468)
Other current assets	603	123
Other assets	(51)	21
Increase (decrease) in:
Accounts payable	464	(244)
Accrued expenses and other liabilities	292	466
Dividends payable	1	—
Taxes payable	458	(315)
Other liabilities	(37)	(38)

Net cash provided by operating activities	6,607	5,848
Cash flows from investing activities:
Capital expenditures	(4,883)	(2,858)
Proceeds from dispositions of equipment	53	55

Net cash used in investing activities	(4,830)	(2,803)
Cash flows from financing activities:
Proceeds from debt	—	571
Repayment of debt	(778)	(1,408)
Proceeds from stock issuance	217	—
Dividends to shareholders	(771)	(766)

Net cash used in financing activities	(1,332)	(1,603)
Effect of exchange rate changes on cash and cash equivalents	113	27

Net (decrease)/increase in cash and cash equivalents	558	1,469

Cash and cash equivalents, beginning of period	3,611	2,698

Cash and cash equivalents, end of period	$4,169	$4,167

Supplemental disclosure of cash flow information:
Cash paid/(received):
Interest	$455	$675
Income taxes	$(377)	$1,581

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2001, filed by Sun Hydraulics Corporation (the “Company”) with the Securities and Exchange Commission on March 15, 2002. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and nine month periods ended September 28, 2002, are not necessarily indicative of the results that may be expected for the period ended December 28, 2002.

     Certain amounts shown in the 2001 consolidated financial statements have been reclassified to conform with the with the 2002 presentation. These reclassifications did not have any effect on total assets, total liabilities, shareholders’ equity or net income.

2. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was issued. SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including those acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. The Company’s adoption of FAS 142 effective January 1, 2002, results in the elimination of approximately $60 of annual amortization. The Company completed the initial impairment testing as of January 1, 2002 as required under FAS 142 and no impairment of goodwill was recognized upon adoption of FAS 142 since the fair market value of the underlying asset exceeded its carrying value. The current carrying value of goodwill at September 28, 2002, is $714. There were no additions, impairments, or write offs of goodwill during the three and nine months ended September 28, 2002.

     In July 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management expects that there will be no impact on the Company’s reported operating results, financial position, and existing financial statement disclosure from the adoption of SFAS 143.

     In August 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. At September 28, 2002, there was no impact on the Company’s reported operating results, financial position, and existing financial statement disclosure from the adoption of SFAS 144.

     In June 2002, the Financial Accounting Standards Board (FASB) issued FAS 146, “Accounting for Exit or Disposal Activities.” FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring”. The scope of FAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management expects that there will be no impact on the Company’s reported operating results, financial position, and existing financial statement disclosure from the adoption of SFAS 146.

3. BUSINESS

     Sun Hydraulics Corporation and its wholly-owned subsidiaries (the “Company”) design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, and China. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells through independent distributors, primarily in the United States. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility.

4. INVENTORY

	September 28, 2002	December 29, 2001

Raw materials	$2,339	$2,426
Work in process	2,705	2,773
Finished goods	1,892	2,039

Total	$6,936	$7,238

5. LONG-TERM DEBT

	September 28, 2002	December 29, 2001

$4,412 five-year note, secured by U.S. equipment, fixed interest rate 5.3%, due December 23, 2006	$3,208	$3,872
$3,872 10-year mortgage note with 20-year amortization schedule on the U.S. Manatee County facility, fixed interest rate of 6.5%, due December 1, 2011	4,343	4,412
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008	1,085	1,081
10-year notes, fixed interest rates ranging from 3.5-5.1%, secured by equipment in Germany, due between 2009 and 2011	1,117	1,058
Other	132	240

	9,885	10,663
Less amounts due within one year	(1,390)	(1,405)

Total	$8,495	$9,258

     The Company has three revolving lines of credit agreements totaling $9,669 with various banks. Interest rates on these credit facilities are variable based on the prime rate in the U.S. and the equivalent rate in Germany and the U.K., respectively. The German line of credit totaling $0.9 million expires in December 2002. The line of credit in the U.S. and the U.K expire in 2004 and 2006, respectively. None of these arrangements contain pre-payment penalties and there were no outstanding balances at September 28, 2002, or December 29, 2001.

     Certain of these debt instruments are subject to debt covenants including 1) consolidated net working capital of not less than $2,000 and a current ratio not less than 1.2:1.0 at all times during the term of the loan, 2) tangible net worth for the fiscal year 2001 at a minimum of $35,000, with tangible net worth increases for subsequent fiscal years of at least 50% of net income for the immediately preceding fiscal year, and 3) consolidated debt service coverage ratio throughout the term of the loan at a minimum of 1.25:1.0 on a calendar year basis. As of September 28, 2002, the Company was in compliance with all debt covenants.

6. REDEEMABLE COMMON STOCK

     On June 22, 2002, the Company entered into a standby Stock Repurchase Agreement with the Koski Family Limited Partnership, which owns approximately 36% of the outstanding shares of the Company’s common stock. Under the Agreement, the Company agreed to purchase up to $2,250 worth of Sun common stock from the Koski Partnership on a one time basis, until June 22, 2004. The repurchase would be at a per share price of either (i) $7.00 per share, or (ii) 15% less than the average closing price per share of the common stock for the 15 full trading days immediately preceding the closing date, whichever is lower.

     At September 28, 2002, the average closing price of Sun’s common stock for the previous 15 full trading days was $8.16 per share. A 15% discount from this price would result in a repurchase price per share of $6.94. At this price, Sun would repurchase 325,000 shares from the Koski Partnership for $2,250 in cash, if requested to do so. On the Company’s balance sheet, $2,250 has been transferred from Capital in Excess of Par into Redeemable Common Stock.

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

     Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated

Three Months Ended September 28, 2002
Sales to unaffiliated customers	$10,390	$1,399	$1,704	$2,550	$—	$16,043
Intercompany sales	2,498	—	5	325	(2,828)	—
Operating income	557	167	175	58	70	1,027
Depreciation	912	28	79	203	—	1,222
Capital expenditures	726	30	19	720	—	1,495
Three Months Ended September 29, 2001
Sales to unaffiliated customers	$10,156	$1,005	$1,406	$2,552	$—	$15,119
Intercompany sales	2,199	—	9	354	(2,562)	—
Operating income	11	6	2	247	29	295
Depreciation and amortization	1,026	45	74	165	—	1,310
Capital expenditures	558	10	26	658	—	1,252
Nine Months Ended September 28, 2002
Sales to unaffiliated customers	$31,593	$4,606	$5,008	$7,863	$—	$49,069
Intercompany sales	8,485	—	24	1,245	(9,753)	—
Operating income	1,528	369	332	589	(25)	2,794
Depreciation	3,005	87	224	557	—	3,873
Capital expenditures	1,795	78	62	2,948	—	4,883
Nine Months Ended September 29, 2001
Sales to unaffiliated customers	$34,239	$3,421	$4,986	$8,977	$—	$51,623
Intercompany sales	8,531	—	27	1,228	(9,786)	—
Operating income	1,698	58	135	1,139	(21)	3,009
Depreciation and amortization	3,191	143	228	540	—	4,102
Capital expenditures	1,337	51	621	849	—	2,858

     Net foreign currency gains (losses) reflected in results of operations were ($86) and $37, for the quarter ended September 28, 2002, and September 29, 2001, respectively. Operating income (loss) is total sales and other operating income less operating expenses. In computing segment operating income/(loss), interest expense and net miscellaneous income (expense) have not been deducted (added).

     Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $1,829 and $1,409 during the three months ended September 28, 2002, and September 29, 2001, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally, primarily though independent distributors. Approximately 66% of product sales are used by the mobile market. Some examples of applications in this market are cranes, man lifts and earthmovers. The remaining 34% of sales are used by industrial markets. Examples of applications in this market are milling machines, paper machines and plastic molding equipment.

Orders

     Orders for the three months ended September 28, 2002, were $15.8 million. This was a $1.1 million, or 7.2%, increase from the three months ended September 29, 2001, and a $2.5 million, or 13.8%, decrease compared to the previous quarter ended June 29, 2002. The 13.8% decrease from the previous quarter was comprised of a 15.0% decrease in domestic orders, and a 12.5% decrease in international orders as follows: Korean orders decreased 13.2%, German orders decreased 5.8% and United Kingdom orders decreased 15.8%.

     Historically, the Company’s order trends have tracked the manufacturing capacity utilization index in the United States. This index increased in January 2002 for the first time in approximately two years, and generally continued to increase modestly each month through July before decreasing slightly in August and September. The Company’s order rate in the United States operation has been static from July through October. United States distributor inventories decreased again in the third quarter, indicating that the Company’s order rate should accelerate quickly as economic conditions improve and capacity utilization increases.

Sales

     The Company’s net sales for the three months ended September 28, 2002, were $16.0 million, an increase of $0.9 million, or 6.1%, compared to the three months ended September 29, 2001. Net sales decreased $1.4 million, or 7.9%, compared to the previous quarter ended June 29, 2002.

Income

     Net income for the quarter ended September 28, 2002, was $0.5 million, or 3.2% of net sales, compared to $0.2 million, or 1.0% of net sales for the same quarter last year. The $0.3 million increase in net income was primarily the result of increased shipments. Basic and diluted net income per share for the quarter ended September 28, 2002, were both $0.08, compared to $0.02 for the quarter ended September 29, 2001.

Outlook

     Based on the relatively static order rates experienced since July, the Company forecasts net sales for the fourth quarter ending December 28, 2002, to be in the range of $15.2 to $15.8 million. Net income for the quarter is estimated to be in the range of $0.04 to $0.07 per share. Net income for the year would then be $0.26 to $0.29 per share.

     The protracted recession in the manufacturing sector of the economy has not changed the belief of management that preserving the workforce, while continuing to make capital expenditures to improve productivity, will yield a return and is in the best long-term interests of its shareholders.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

     Net sales increased $0.9 million, or 6.1%, to $16.0 million for the quarter ended September 28, 2002, compared to the quarter ended September 29, 2001. Sales of the Korean operation increased 39.2% and the rest of Asia increased 36.3%. North American sales were flat, while European sales increased 7.5%.

     Gross profit increased $0.8 million to $4.1 million for the quarter ended September 28, 2002, compared to $3.3 million for the quarter ended September 29, 2001. Gross profit as a percentage of net sales increased to 25.2% compared to 21.9% for the third quarter of 2001. The increase in gross profit as a percentage of net sales was due to the increase in sales volume, lower overall manufacturing overhead costs in the U.S., and lower material costs in Korea and Germany due to the strengthening of the euro and the won against the U.S. dollar.

     Selling, engineering and administrative expenses were $3.0 million for the quarter ended September 28, 2002, which was the same as the quarter ended September 29, 2001. Increased administrative costs in the United Kingdom operations were offset by decreased professional fees in the United States.

     Interest expense was $0.1 million for the quarter ended September 28, 2002, compared with $0.2 million for the quarter ended September 29, 2001. The $0.1 million decrease was due to a decrease in total debt of $1.3 million, coupled with lower interest rates on the two outstanding loans in the United States.

     Other expense was $0.1 million for the quarter ended September 28, 2002, compared to other income of $0.1 million for the same period last year. The $0.2 million increase was due primarily to a revaluation of United States dollar denominated accounts on the United Kingdom balance sheet.

     The provision for income taxes for the quarter ended September 28, 2002, was 35.0% of pretax income, compared to 25.2% of pretax income for the quarter ended September 29, 2001. The increase was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

     Net sales decreased $2.6 million, or 5.0%, to $49.1 million for the nine months ended September 28, 2002, compared to the nine months ended September 29, 2001. Domestic net sales decreased $3.2 million due to the general slowdown in the manufacturing sector of the United States economy. Net sales in Europe decreased $1.5 million, while Asian sales increased $2.0 million.

     Gross profit decreased $0.5 million, to $12.3 million, for the nine months ended September 28, 2002, compared to $12.8 million for the nine months ended September 29, 2001. Gross profit as a percentage of net sales was 25.0% and 24.8% for the first nine months of 2002 and 2001, respectively. Despite lower sales for the first nine months of 2002, margin increases were accomplished through reduced manufacturing overhead spending and lower material costs in Korea and Germany due to strengthening of the euro and the won against the U.S. dollar.

     Selling, engineering and administrative expenses decreased 3.4%, or $0.3 million, to $9.5 million in the nine months ended September 28, 2002, compared to $9.8 million in the nine months ended September 29, 2001. This decrease was due to lower compensation costs, catalogue costs, and reduced spending on outside contracted labor and professional fees in the United States operations.

     Interest expense was $0.5 million for the nine months ended September 28, 2002 compared with $0.7 million for the nine months ended September 29, 2001. The $0.2 million decrease was due to a decrease in total debt of $1.3 million, coupled with lower interest rates on the two outstanding loans in the United States.

     Other expense was $0.2 million for the nine months ended September 28, 2002, compared with other income of $0.1 million for the same period last year. The $0.3 million increase over the same period last year was due primarily to losses on disposal of assets in the United States and lower interest income in the United Kingdom. Transaction based exchange gains in Germany and Korea were offset by exchange losses in the United Kingdom operation.

     The provision for income taxes for the nine months ended September 28, 2002, was 35.0% of pretax income, compared to 33.6% of pretax income for the nine months ended September 29, 2001. The increase was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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

     Cash from operations for the nine months ended September 28, 2002, was $6.6 million. This compares with $5.8 million for the nine months ended September 29, 2001. The $0.8 million increase was due to better utilization of working capital, offset by lower net income and depreciation. Days sales outstanding (DSO) were 36 at September 28, 2002, compared with 35 at September 29, 2001. DSO was up slightly in the United States, while DSO at all other locations decreased. Inventory turns improved across all business segments to 7.0 at September 28, 2002, up from 5.5 at September 29, 2001.

     Capital expenditures, consisting primarily of purchases of machinery and equipment and the building expansion in the United Kingdom, were $4.9 million for the nine months ended September 28, 2002, compared to $2.9 million for the nine months ended September 29, 2001. Increased spending as compared with prior year was attributed mainly to the building addition in the U.K. Capital expenditures for the year are expected to be $6.0 million, which includes approximately $2.0 million for the building addition in the United Kingdom. Cash from operations for the year is projected to be sufficient to fund all working capital needs, capital expenditures, debt service, and dividends.

     On June 22, 2002, the Company entered into a standby Stock Repurchase Agreement with the Koski Family Limited Partnership, which owns approximately 36% of the outstanding shares of the Company’s common stock. Under the Agreement, the Company agreed to purchase up to $2.25 million worth of Sun common stock from the Koski Partnership on a one time basis, until June 22, 2004. The repurchase would be at a per share price of either (i) $7.00 per share, or (ii) 15% less than the average closing price per share of the common stock for the 15 full trading days immediately preceding the closing date, whichever is lower.

     The repurchase agreement came at the request of Robert Koski, founder, former chairman and present board member of Sun Hydraulics, to help secure a $2.25 million loan from a financial institution to the Koski Partnership. The Koski Partnership has pledged shares of Sun common stock owned by it, as well as its rights under the Agreement, to the bank as collateral for the loan.

     The terms of the Agreement were negotiated and approved by a special committee of the Sun Hydraulics Board of Directors, made up of five independent directors who were not employees of Sun. The special committee determined that it was in Sun’s interest to enter into an agreement to repurchase a portion of the control block of Sun common stock currently held by the Koski Partnership, given that the repurchase would be at a substantial discount, a minimum of 15%, to the trading price of Sun stock. Sun received a fee for entering into the agreement and the Koski Partnership paid all expenses associated with the special committee’s negotiation and consideration of the agreement.

     The Company believes that cash on hand, cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company’s operating expenses and capital expenditures for the foreseeable future.

     The Company declared a quarterly dividend of $0.04 per share to shareholders of record on September 30, 2002, which was paid on October 15, 2002.

SEASONALITY AND INFLATION

     The Company, historically, has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. The Company does not believe that inflation had a material effect on its operations for the periods ended September 28, 2002, and September 29, 2001. There can be no assurance, however, that the Company’s business will not be affected by inflation in the future.

Item 4. CONTROLS and PROCEDURES

     Based on their most recent review, which was completed within 90 days of the filing of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At September 28, 2002, the Company had approximately $0.1 million in variable-rate debt outstanding and, as such, the market risk is immaterial. The Company manages this risk by selecting debt financing at its lenders’ prime rate less 1%, or the Libor rate plus 2.0%, whichever is more advantageous.

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

     Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business” (including under the subheading “Business Risk Factors”) in the Company’s Form 10-K for the year ended December 29, 2001, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended September 28, 2002. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference)
3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated by reference herein)
4.1	Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)
4.2	Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of £800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)
4.3	Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed £250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)
4.4	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)

4.5	Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference)
4.6	Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference)
4.7	First Amendment to Security Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation. (previously filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)
4.8	Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)
4.9	Amended and Restated Loan Agreement by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated November 1, 2000 (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 30, 2000 and incorporated herein by reference.)
4.10	Second Amended and Restated Loan Agreement (Line of Credit) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated January 2002 (previously filed as Exhibit 4.30 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.11	Modification Note (Line of Credit), dated December 1, 2001, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.12	Amended and Restated Loan Agreement (Mortgage Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated January 2002 (previously filed as Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.13	Modification Note (Mortgage Loan), dated December 1, 2001, in the amount of $4,425,219.37, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

4.14	Amended and Restated Loan Agreement (Equipment Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated January 2002 (previously filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.15	Modification Note (Equipment Loan), dated December 1, 2001, in the amount of $3,871,754.35, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.35 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.16	Stock Repurchase Agreement, dated June 22, 2002, between Sun Hydraulics Corporation and the Koski Family Limited Partnership (previously filed as Exhibit 99.2 to the Company’s Form 8-K dated July 2, 2002 and incorporated herein by reference.)
10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)
10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)
10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference)
10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)
10.5+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference)
10.6+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference)
10.7+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference.)
10.8+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference.)
99.1	CEO Certification pursuant to 18 U.S.C. § 1350, dated November 4, 2002
99.2	CFO Certification pursuant to 18 U.S.C. § 1350, dated November 4, 2002.

+	Executive management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

	1.	Report on Form 8-K (dated June 22, 2002) filed July 3, 2002, announcing the Company’s Standby Stock Repurchase Agreement with the Koski Family Limited Partnership.

	2.	Report on Form 8-K (dated July 19, 2002) filed July 22, 2002, announcing that the Company exceeds its second quarter 2002 estimates.

	3.	Report on Form 8-K (dated August 7, 2002) filed August 8, 2002, announcing the Company’s second quarter 2002 financial results.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 6, 2002.

SUN HYDRAULICS CORPORATION

By:	/s/ Richard J. Dobbyn

Richard J. Dobbyn Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

     I, Allen Carlson, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Sun Hydraulics Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 4, 2002	By:	/s/ Allen Carlson

Allen Carlson Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

     I, Richard J. Dobbyn, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Sun Hydraulics Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 4, 2002	By:	/s/ Richard J. Dobbyn

Richard J. Dobbyn Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference)
3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated by reference herein)
4.1	Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)
4.2	Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of £800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)
4.3	Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed £250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)
4.4	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)
4.5	Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference)
4.6	Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference)
4.7	First Amendment to Security Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation. (previously filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

4.8	Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)
4.9	Amended and Restated Loan Agreement by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated November 1, 2000 (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 30, 2000 and incorporated herein by reference.)
4.10	Second Amended and Restated Loan Agreement (Line of Credit) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated January 2002 (previously filed as Exhibit 4.30 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.11	Modification Note (Line of Credit), dated December 1, 2001, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.12	Amended and Restated Loan Agreement (Mortgage Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated January 2002 (previously filed as Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.13	Modification Note (Mortgage Loan), dated December 1, 2001, in the amount of $4,425,219.37, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.14	Amended and Restated Loan Agreement (Equipment Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated January 2002 (previously filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.15	Modification Note (Equipment Loan), dated December 1, 2001, in the amount of $3,871,754.35, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.35 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.16	Stock Repurchase Agreement, dated June 22, 2002, between Sun Hydraulics Corporation and the Koski Family Limited Partnership (previously filed as Exhibit 99.2 to the Company’s Form 8-K dated July 2, 2002 and incorporated herein by reference.)

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)
10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)
10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference)
10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)
10.5+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference)
10.6+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference)
10.7+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference.)
10.8+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference.)
99.1	CEO Certification pursuant to 18 U.S.C. § 1350, dated November 4, 2002
99.2	CFO Certification pursuant to 18 U.S.C. § 1350, dated November 4, 2002

+	Executive management contract or compensatory plan or arrangement.