Form 10-K
period 2002-12-28
SUN HYDRAULICS CORP
filed 2003-03-28
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

Florida	59-2754337

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1500 West University Parkway
Sarasota, Florida	34243

(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   [X]      No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [   ]

Rider A

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes   [   ]      No   [X]

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq National Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $29,733,114.

As of March 17, 2003, there were 6,448,406 shares of common stock outstanding.

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

The Company sells its products primarily through a global network of independent fluid power distributors to a diverse universe of end users, for use in various “mobile” applications, such as construction, agricultural and utility equipment (historically, approximately 66% of net sales), and a broad array of “industrial” applications, such as machine tools and material handling equipment (historically, approximately 34% of net sales). While many of the Company’s end users are subject to cyclical demand for their products, the Company mitigates this exposure through the wide variety of applications and industries it serves. In 2002, sales to the Company’s largest distributor represented less than 6.1% of net sales, and approximately 48% of the Company’s net sales were outside the United States.

The Company was organized as a Florida corporation in 1986 to take over the operations of the business of the Company’s predecessor, Suninco, Inc. (f/k/a Sun Hydraulics Corporation). Suninco, Inc. was founded in 1970 by Robert E. Koski for the specific purpose of developing and promoting screw-in cartridge valve technology. The Company’s executive offices are located at 1500 West University Parkway, Sarasota, Florida 34243, and its telephone number is (941) 362-1200. The Company’s website address is www.sunhydraulics.com.

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

Screw-in cartridge valves have achieved greater marketplace acceptance in recent years as hydraulic system design engineers increase the use of them to develop multiple-function control systems. A number of screw-in cartridge valves can be grouped together in a manifold, creating a hydraulic control system that is functionally analogous to an electronic integrated circuit. End users can utilize screw-in cartridge valves and custom manifolds to design an optimal solution for control of their fluid power systems that significantly reduces assembly time and expense.

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

Expand Global Presence. The Company intends to continue to increase its global presence through expansion of its distribution network and its international manufacturing capabilities. In addition to operating units in the United States, England, Germany, Korea and a joint venture in China, the Company has strong distributor representation in most developed and developing markets, including Canada, Western Europe, Taiwan, Singapore, Australia, and Japan. In 2002, the Company generated approximately 48% of its net sales outside the United States. Key areas for expansion where the Company has minimal presence include Central and South America, China and Eastern Europe. The Company believes that further expansion of its international manufacturing facilities will enhance its competitive position in certain foreign markets. In addition, custom manifolds provide an opportunity for operating units and distributors to offer significant value-added content through the local production of manifolds that incorporate the Company’s screw-in cartridge valves. This strategy helps minimize potential tariffs and duties that could inflate the price of the Company’s products in foreign markets.

Maintain a Horizontal Organization with Entrepreneurial Spirit. The Company believes that maintaining its horizontal management structure is critical to retaining key personnel and an important factor in attracting top talent from within the hydraulic valve and manifold industry. The Company strives to maintain its horizontal management structure that encourages communication, creativity, entrepreneurial spirit, and individual responsibility among employees. Employee initiatives have led to continuous process improvements, resulting in considerable operating efficiencies and quality control, as well as the maintenance of a safe and comfortable working environment. The Company believes that a lack of job titles and direct formal reporting responsibilities eliminates perceived barriers to advancement and reduces the potential for adversarial relationships to arise within the organization. A workplace without walls in the Company’s offices as well as on the shop floor encourages informal employee consultation and provides the opportunity for all personnel to interface across functional areas.

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

Sell Through Distributors. Due to the variety of potential customers and the Company’s desire to avoid unnecessary bureaucracy, the sales function has been performed primarily by independent distributors. The Company has approximately 69 distributors, 47 of which are located outside the United States, and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. Many of these distributors sell products manufactured by other companies that allow them to provide a complete hydraulic system to the customer. The Company provides a high level of technical support to its distributors through open access to the Company’s engineering staff, technical documentation, and technical training programs. In addition, the Company maintains close relationships with many OEMs and end users of its products to help it understand and predict future needs for fluid power control devices and to test and refine new product offerings.

Brand Label and License Manufacturing where desirable. Two areas the Company has not historically exploited to increase the market penetration of its products are brand labeling and manufacturing licensing agreements. In 1999, the Company entered into a non-exclusive supply agreement with Bosch Rexroth, A.G., a German full-line hydraulic component and systems manufacturer, under which the Company will manufacture selected products carrying the Rexroth logo. In addition, the Company has a non-exclusive licensing agreement whereby Rexroth may manufacture some of the Company’s products for use in its own fluid power systems. Currently, Rexroth has elected not to manufacture any products under the licensing agreement, but continues to purchase these same products from the Company. The Company may also consider entering into similar agreements with other manufacturers of fluid power components if it deems it to be of strategic benefit.

Products

Screw-in Cartridge Valves

The Company designs and manufactures high-performance, screw-in hydraulic cartridge valves in up to five size ranges, suitable for flows from one to 400 gallons per minute and continuous operating pressures up to 5,000 pounds per square inch. The floating construction pioneered by the Company provides demonstrable performance and reliability advantages compared to most competitors’ product offerings due to its self-alignment characteristic that accommodates potential manufacturing deviations common in the thread-making operations of screw-in cartridge valves and manifolds. This floating construction significantly differentiates the Company from most of its competitors, which design and manufacture rigid screw-in cartridge valves that fit an industry common cavity. The floating construction of the Company’s screw-in cartridge valves eliminates the tendency of working parts inside the cartridge valves to bind when screwed into the manifold, which leads to unnecessary stress and, often, premature failure. Recently some competitors have begun to manufacture products that fit the Company’s cavity. Strategically, the Company believes the markets for its products will expand more rapidly if other sources are available for products that fit the Company’s cavity. The Company believes the supply and manufacturing agreements with Bosch Rexroth are a strong endorsement of its design principles.

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

The Company controls most critical finishing processes in-house but does rely on a small network of outside manufacturers to machine cartridge components to varying degrees of completeness. Many high-volume machining operations are performed exclusively at outside suppliers. The Company is very selective in establishing its supplier base and attempts to develop and maintain long-term relationships with suppliers. The Company continually reviews all of its suppliers to improve the quality of incoming parts and to assess opportunities for better control of both price and quality. Manufacturing and design processes in the United States are certified to ISO 9001. Those in Korea are certified to ISO 9001 and 14001. England’s manufacturing processes are certified to ISO 9002 and its manufacturing and design processes are in the process of being certified to ISO 9001. Completion of the certification is expected in 2003.

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

The Company currently has approximately 69 distributors, 47 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2002, sales to the Company’s largest distributor represented less than 6.1% of net sales and net sales outside of the United States represented approximately 48% of total net sales.

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

In 1999, the Company signed a non-exclusive supply agreement with Rexroth, a German manufacturer of fluid power components and systems, which allows Rexroth to purchase the Company’s standard products for incorporation into its hydraulic systems. Rexroth is one of the largest hydraulic manufacturers of fluid power systems in the world and has significant presence in all major markets. Through this relationship, the Company believes that it will gain entry into new markets, both geographically and for new applications. Management anticipates that it will evaluate similar agreements with other manufacturers of fluid power components when to do so would be of strategic benefit.

While the Company principally sells its products through distributors, it provides end users with technical information via the internet website and catalogues. This program is intended to provide design engineers with all information necessary to specify and obtain the Company’s products. In December 2001, the Company launched a new website which disseminates product information quickly and is widely available to help stimulate global demand and pull product through the distribution channel. The time from the engineering release of products to their appearance in the marketplace has been drastically reduced. The Company is continuing to invest in this technology as one of the best ways to keep its broad product offering available to provide hydraulic control solutions for customers around the world.

Customers

Management does not believe that the loss of any one customer would have a material adverse effect on the Company’s business. End-users are classified by whether their primary applications for the Company’s products are “mobile” or “industrial.”

Mobile applications involve equipment that generally is not fixed in place and is often operated in an uncontrolled environment, such as construction, agricultural and utility equipment. Mobile customers were the original users of screw-in cartridge valves due to the premium that these industries place on considerations of space, weight, and cost. Mobile customers historically account for approximately 66% of the Company’s net sales.

Industrial applications involve equipment that generally is fixed in place in a controlled environment. Examples include presses, injection molding equipment, and machine tools. The requirements of the industrial marketplace are more demanding than most mobile applications since industrial equipment typically operates at significantly higher cycles. The Company’s products are designed to withstand these operating imperatives, and industrial applications historically account for approximately 34% of the Company’s net sales. Many conventional valve designs are still used in industrial applications and represent substitution opportunities for the Company’s products.

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

Most of the Company’s screw-in cartridge valve competitors produce screw-in cartridge valves that fit an industry common cavity that sometimes allows their products to be interchangeable. The industry common cavity is not currently supported by any national or global standards organizations, although there is an ongoing effort to standardize a modified version of this cavity in the United States. The International Standards Organization (ISO) has developed a standard screw-in cartridge cavity that is different from the industry common cavity, but the Company is not aware of any major competitor that currently produces a full line of standard products conforming to the ISO standard. The Company does not manufacture a product that fits either the industry common or the ISO standard cavity. Some competitors manufacture selected screw-in cartridge valves that fit the Company’s cavity. The Company believes the majority of these products are load control valves. To help expand market opportunities, the Company, in late 1999, entered into a non-exclusive sales agreement and a non-exclusive license agreement with Rexroth, under which products will be brand-labeled for, or manufactured under, license by Rexroth using the Company’s unique cavity. Management believes that increased use of the Company’s cavity will be beneficial in the long term because, although competition will increase, markets and applications for the Company’s products also will increase.

Employees

As of December 28, 2002, the Company had 517 full-time employees in the United States, 81 in England, 25 in Germany, and 32 in Korea. The Company continues to focus its efforts in designing and manufacturing standard products, allowing it to maintain over 90% of its employees in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company’s operating units, and management believes that relations with its employees are good.

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

Risks Relating to Growth Strategy. In pursuing its growth strategy, the Company intends to expand its presence in its existing markets and enter new geographic markets. In addition, the Company may pursue acquisitions and joint ventures to complement its business. Many of the expenses arising from the Company’s expansion efforts may have a negative effect on operating results until such time, if at all, these expenses are offset by increased revenues. The Company undertook capacity expansion programs during 1997-2002, including the construction of new manufacturing facilities in the United States and Germany, plant improvements in England, equipment purchases and, through acquisition, a facility in Korea. The Company recently completed the implementation of new accounting and manufacturing computer software systems at its Florida and U.K. facilities, and reconfigured its manufacturing units at its two Florida facilities. In addition to monetary expense, these matters required significant attention from senior management and contributed to the Company’s past delivery problems. Management has now refocused its efforts on improving delivery times and customer responsiveness, reducing manufacturing costs, and achieving greater profitability. There can be no assurance that the Company will be able to improve its market share or profitability, recover its expenditures for these capital improvements, or successfully implement its growth strategy. See “Business — Strategy.”

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

Dependence on Key Employees and Skilled Personnel. The Company’s success depends, to a significant extent, upon a number of key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on the business of the Company. The Company’s future operating results depend to a significant degree upon the continued contribution of its key technical personnel and skilled labor force. Competition for management and engineering personnel is intense, and the Company competes for qualified personnel with numerous other employers, some of which have greater financial and other resources than the Company. The Company conducts a substantial part of its operations at its facilities in Sarasota, Florida. The Company’s continued success depends on its ability to attract and retain a skilled labor force at this location. While the Company has been successful in attracting and retaining skilled employees in the past, there can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to develop, manufacture and market its products and expand its operations. See “Business — Employees.”

Competition. The hydraulic valve and manifold industry is highly fragmented and intensely competitive, with the Company facing competition from a large number of competitors, some of which are full-line producers and others that are niche suppliers like the Company. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by the Company. The Company believes that it competes based upon quality, reliability, price, value, speed of delivery and technological characteristics. Many of the Company’s screw-in cartridge valve competitors are owned by corporations which are significantly larger than the Company and have greater financial resources than the Company. There can be no assurance that the Company will continue to be able to compete effectively with these companies.

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

Cyclicality. The capital goods industry in general, and the hydraulic valve and manifold industry in particular, is subject to economic cycles. The downturn in the industry, which began in 2001, has had a material adverse effect on the Company’s business and results of operation.

International Sales. In 2002, approximately 48% of the Company’s net sales were outside of the United States. The Company is expanding the scope of its operations outside the United States, both through direct investment and distribution, and expects that international sales will continue to account for a significant portion of net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions, and, particularly in emerging economies, potential political and economic instability and regional conflicts. Furthermore, the Company’s international operations generate sales in a number of foreign currencies, particularly British pounds, the Euro, or the Korean Won. Therefore, the Company’s financial condition and results of operation are affected by fluctuations in exchange rates between the United States dollar and these currencies. Any or all of these factors could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Technological Change. The fluid power industry and its component parts are subject to technological change, evolving industry standards, changing customer requirements and improvements in and expansion of product offerings. If technologies or standards used in the Company’s products become obsolete, the Company’s business, financial condition, and results of operations will be adversely affected. Although the Company believes that it has the technological capabilities to remain competitive, there can be no assurance that developments by others will not render the Company’s products or technologies obsolete or noncompetitive. See “Business — Strategy.”

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

Payment of Dividends. Although the Company has paid a cash dividend each quarter since its Common Stock has been publicly traded, there can be no assurance that funds will be funds available for this purpose in the future. The declaration and payment of dividends is subject to the sole discretion of the Board of Directors of the Company and will depend upon the Company’s profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by the Board of Directors, and may be restricted by the terms of the Company’s credit agreements.

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

The Company also owns a 60,000 square foot manufacturing facility in Manatee County, Florida, which is encumbered by a mortgage loan due December 1, 2011. Under the mortgage loan, monthly payments of principal with interest of 6.5% on the unpaid balance are required. At December 28, 2002, $4.3 million was outstanding under this credit facility. The Manatee County facility, constructed in 1997, has a productive capacity similar to the Sarasota facility.

The close proximity of the United States facilities allows for quick change and the ability to shift resources, including machinery and people, to effectively meet changing business requirements. The Company believes the combined productive capacity of these facilities is approximately $100 million. The Company estimates its combined current capacity utilization to be approximately 55%.

The Company also owns vacant land in Manatee County, Florida, for future expansion requirements. There is no mortgage on this property and the Company believes the land to be well suited to add over 30,000 square feet of manufacturing capacity.

In 2002, the Company completed an expansion of its United Kingdom facility in Coventry, England, adding 12,000 square feet of manufacturing space. The 37,000 square foot facility is free of any encumbrances. This facility has a productive capacity of approximately $20 million and currently, is operating at 60% of its productive capacity.

The Company owns a 10,000 square foot distribution and manufacturing facility in Inchon, Korea, free of any encumbrances.

The Company’s 45,000 square foot distribution and manufacturing facility in Erkelenz, Germany has a mortgage loan, which is due September 30, 2008, and has a fixed interest rate of 6.05%. At December 28, 2002, the principal balance was $1.1 million. This facility is well suited to house equipment used for manufacturing and testing of the Company’s products. Currently, a small portion of the manufacturing area is utilized.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 28, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK
AND RELATED STOCKHOLDER MATTERS

Market Information

The Common Stock of the Company has been trading publicly under the symbol SNHY on the Nasdaq National Market since the Company’s initial public offering on January 9, 1997. The following table sets forth the high and low closing sale prices of the Company’s Common Stock as reported in the Nasdaq National Market for the periods indicated:

	High	Low

2000
First quarter	$12.000	$5.875
Second quarter	9.000	7.203
Third quarter	8.813	8.000
Fourth quarter	8.000	6.250
2001
First quarter	$7.688	$6.500
Second quarter	8.000	7.050
Third quarter	8.130	7.350
Fourth quarter	8.000	6.800
2002
First quarter	$8.380	$7.560
Second quarter	8.700	8.000
Third quarter	8.600	8.050
Fourth quarter	8.450	7.650

Holders

There were 105 shareholders of record of Common Stock on March 17, 2003. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 2,000 beneficial owners of Common Stock.

Dividends

The Company declared cash dividends of $0.04 per share to shareholders of record on the last day of each calendar quarter during 2002 and 2001. These dividends were paid on the 15th day of each month following the date of declaration.

The Company’s Board of Directors currently intends to continue to pay a quarterly dividend of at least $0.04 per share during 2003. However, the declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

	Year Ended

	Dec 28, 2002	Dec 29, 2001	Dec 30, 2000	Jan 1, 2000	Dec 31, 1998

	(in thousands except per share data)
Statement of Operations:
Net sales	$64,545	$64,983	$79,967	$70,449	$72,720
Gross profit	15,963	14,625	21,465	16,416	19,234
Operating income	3,420	2,060	7,356	4,038	7,688
Income before income taxes	2,592	1,312	5,919	2,664	8,520
Net income	$1,778	$950	$3,921	$1,831	$5,647
Basic net income per common share	$0.28	$0.15	$0.61	$0.29	$0.89
Diluted net income per common share	$0.27	$0.14	$0.60	$0.28	$0.87
Dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16
Other Financial Data:
Depreciation and amortization	$5,100	$5,426	$5,594	$5,043	$4,387
Capital expenditures	5,870	4,022	4,374	7,897	8,137
Balance Sheet Data:
Cash and cash equivalents	$3,958	$3,611	$2,698	$1,122	$1,592
Working capital	12,828	12,778	12,658	8,717	5,629
Total assets	62,285	61,750	64,374	64,074	61,019
Total debt	9,611	10,663	12,012	14,342	11,907
Redeemable common stock	2,250	—	—	—	—
Shareholders’ equity	42,899	43,738	43,836	41,176	40,015

Quarterly Results of Operations
(in thousands)

	For the Quarter Ended

	Dec 28,	Sep 28,	Jun 29,	Mar 30,
	2002	2002	2002	2002

Net sales	$15,476	$16,043	$17,413	$15,613
Gross profit	3,697	4,048	4,526	3,692
Operating income	626	1,027	1,384	383
Income before income taxes	423	780	1,188	200
Net income	$368	$507	$774	$128

	Dec 29,	Sep 29,	Jun 30,	Mar 31,
	2001	2001	2001	2001

Net sales	$13,361	$15,119	$17,533	$18,970
Gross profit	1,809	3,270	4,217	5,316
Operating income (loss)	(949)	295	842	1,859
Income (loss) before income taxes	(1,096)	202	620	1,585
Net income (loss)	$(662)	$151	$429	$1,033

	Dec 30,	Sep 30,	Jul 1,	Apr 1,
	2000	2000	2000	2000

Net sales	$17,537	$20,137	$22,060	$20,233
Gross profit	4,721	5,486	6,176	5,082
Operating income	1,377	1,887	2,653	1,439
Income before income taxes	1,021	1,550	2,148	1,200
Net income	$667	$1,021	$1,376	$857

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions except per share data)

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), United States shipments of hydraulic products decreased 3.0% in 2002 compared to 2001. Historically, the Company’s orders trend has tracked closely to the United States measure of manufacturing capacity utilization. At the end of 2002, this measure continued to remain at a depressed level, with the December index at 73.6%.

Results for the 2002 fiscal year

Net sales for the year ended December 28, 2002, were $64.5 million, a decrease of 0.8% compared to net sales of $65.0 million for the year ended December 29, 2001. Net income for 2002 was $1.8 million, or 2.8% of net sales, compared to $1.0 million, or 1.5% of net sales, for 2001. Basic and diluted earnings per share for the year ended 2002, were $0.28 and $0.27 respectively, compared to $0.15 and $0.14 for the year ended December 29, 2001.

The 1% decrease in year-to-year sales was composed of increases in the German and Korean operations, which were more than offset by sales decreases in the United States and United Kingdom operations.

The increase in net income in 2002 compared to 2001 was primarily due to an improvement in gross profit as a percent of net sales. The improvement in gross profit as a percentage of sales was the result of productivity improvements and lower manufacturing overhead spending in the United States operations, and the strength of local currencies against the U.S. dollar in the foreign operations.

The productivity improvement experienced in 2002 was muted by the Company decision to retain its investment in its production workforce. Management believes the many manufacturing productivity improvements put in place during the economic slowdown of the past two years will substantially increase margins as sales volume rises.

Fourth Quarter

Net sales for the fourth quarter ended December 28, 2002, were $15.5 million, an increase of 15.7% compared to net sales of $13.4 million for the fourth quarter of 2001. Net income for the quarter ended December 28, 2001, was $0.4 million, compared to a net loss of $0.7 million for the fourth quarter of 2001. Basic and diluted net income per share for the fourth quarter were $0.06.

Cash Flow

The Company continues to have a strong balance sheet and cash flow. Net cash generated from operations for the year was $7.5 million. Capital expenditures for the year were $5.9 million, debt decreased $1.1 million, and $1.0 million was paid to shareholders in dividends. Cash on hand at December 28, 2002, was $4.0 million, an increase of $0.3 million for the year.

Outlook

Management is unable to make a meaningful projection of sales for 2003 due to the uncertainty in global economic conditions. Sales and net income results for the first quarter of 2003 are projected to be approximately the same as the first quarter of 2002.

Dividend

Sun Hydraulics Corporation declared a $0.04 per share quarterly dividend on its common stock on March 1, 2003. The dividend is payable on April 15, 2003, to shareholders of record as of March 31, 2003.

Other Highlights

The Company recently announced its intention to open an operation near Kansas City, Kansas, for the promotion and production of custom engineered hydraulic valve packages. The purpose is to increase the sales of custom valves (standard cartridge valves in custom manifolds) by providing quick delivery and close support to the Company’s distributors in the Midwest.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s statements of operations as a percentage of net sales.

	For the Year Ended

	Dec 28, 2002	Dec 29, 2001	Dec 30, 2000	Jan 1, 2000	Dec 31, 1998

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	24.7%	22.5%	26.8%	23.3%	26.4%
Operating income	5.3%	3.2%	9.2%	5.7%	10.6%
Income before income taxes	4.0%	1.5%	7.4%	3.8%	11.7%

Segment Information (in thousands)

	United		United
	States	Korea	Kingdom	Germany	Elimination	Consolidated

2002
Sales to unaffiliated customers	$41,937	$5,899	$10,200	$6,509	$—	$64,545
Intercompany sales	10,643	—	1,569	32	(12,244)	—
Operating income (loss)	2,029	431	618	416	(75)	3,419
Identifiable assets	43,407	2,035	11,596	6,207	(955)	62,290
Depreciation and amortization	3,905	104	783	308	—	5,100
Capital expenditures	2,219	136	3,429	86	—	5,870
2001
Sales to unaffiliated customers	$43,158	$4,244	$11,248	$6,333	$—	$64,983
Intercompany sales	10,326	—	1,544	37	(11,907)	—
Operating income (loss)	667	(20)	1,257	95	61	2,060
Identifiable assets	44,463	1,764	11,257	5,861	(1,595)	61,750
Depreciation and amortization	4,219	177	725	305	—	5,426
Capital expenditures	1,939	72	1,357	654	—	4,022
2000
Sales to unaffiliated customers	$55,488	$5,537	$13,026	$5,916	$—	$79,967
Intercompany sales	11,232	—	1,814	29	(13,075)	—
Operating income (loss)	5,021	307	1,834	281	(87)	7,356
Identifiable assets	48,717	1,966	10,285	4,757	(1,351)	64,374
Depreciation and amortization	4,283	166	874	271	—	5,594
Capital expenditures	3,213	450	762	(51)	—	4,374

Comparison of Years Ended December 28, 2002 and December 29, 2001

Net Sales

Net sales for 2002 were $64.5 million, a decrease of $0.5 million, or 0.8%, from $65.0 million in 2001. Domestic net sales decreased 6.1%, or $2.2 million, in 2002, compared to 2001. International net sales increased 6.0%, or $1.7 million, with increases in Korea and Germany of 39.0% and 4.9%, respectively, offset by a decrease of 10.4% in the United Kingdom. Increases in Korea were due to specific customers demands.

Gross Profit

Gross profit increased 9.2% to $16.0 million in 2002, compared to $14.6 million in 2001. Gross profit as a percentage of net sales increased to 24.7% in 2002, compared to 22.5% in 2001. The increase in gross profit as a percentage of net sales was the result of productivity improvements and lower manufacturing overhead spending in the United States operations, and the strength of local currencies against the U.S. dollar in the foreign operations.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses were flat at $12.6 million in 2002 compared to 2001. Reductions in spending in the United States for advertising/catalogues and professional fees were offset by increases in spending in the United Kingdom for outside services and professional fees.

Interest Expense

Interest expense was $0.6 million and $0.9 million in 2002 and 2001, respectively. The reduction was due to a reduction of $0.2 million in interest on the secured equipment loan and $0.1 million in interest on the mortgage loan in the United States. Total average debt was reduced by $1.2 million in 2002 compared to 2001.

Foreign Currency Transaction (Gain) Loss

Foreign currency transaction loss in 2002 of $0.1 million was due primarily to a loss on revaluation of United Kingdom balance sheet items which were held in U.S. dollars.

Miscellaneous (Income) Expense

Miscellaneous expense was $0.2 million in 2002, compared to miscellaneous income of $0.1 million in 2001. The $0.3 million change was due to an increase in loss on sale of fixed assets in the United States and the United Kingdom.

Income Taxes

The provision for income taxes for the year ended December 28, 2002, was 34.0% of pretax income compared to 27.6% for the year ended December 29, 2001. The increase was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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

Net cash flow from operations in 2002 was $7.5 million, compared to $7.3 million in 2001 and $9.5 million in 2000. The increase in the Company’s net cash flow from operations in 2002, compared to 2001, was due to the increase in net income of $0.8 million combined with lower inventory and higher accounts payable, offset by increased accounts receivable. The decrease in the Company’s net cash flow from operations in 2001, compared to 2000, was due primarily to the decrease in net income of $3.0 million and lower accounts receivable and inventory, partially offset by income taxes receivable.

Capital expenditures were $5.9 million in 2002, compared to $4.0 million in 2001 and $4.4 million in 2000. Capital expenditures in 2002 included $1.5 million for the expansion of the building in the United Kingdom. Capital expenditures in the year 2003 are projected to be $4.0 million.

The Company has $9.6 million in outstanding debt secured by buildings and equipment. The Company has two revolving lines of credit totaling $8.8 million with various banks. There were no outstanding balances on these credit facilities at December 28, 2002. The line of credit in the United Kingdom totaling $1.3 million expires in 2006, while the line of credit in the U.S. expires in 2004.

The Company declared quarterly dividends of $0.04 per share to shareholders of record on the last day of each calendar quarter in 2002 and 2001. These dividends were paid on the 15th day of each month following the date of declaration. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Critical Accounting Policies and Estimates

It is the Company’s accounting policy to report revenues when products are shipped and expenses when costs are incurred. The effect of material non-recurring events is provided for when they become known. The Company currently only applies judgment and estimates, which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses, for accounts receivable, inventory, goodwill and accruals. The following explains the basis and the procedure for each balance sheet account where judgment and estimates are applied.

Accounts Receivable

The Company sells to most of its customers on a recurring basis primarily through distributors with which the Company maintains long-term relationships. As a result, bad debt experience has not been material. The allowance for doubtful accounts is determined on a specific identification basis by a review of those accounts that are significantly in arrears. There is no assurance that a distributor or a large direct sale customer with overdue accounts receivable balances will not develop financial difficulties and default on payment. See balance sheet for allowance amounts.

Inventory

The Company offers a wide variety of standard products and as a matter of policy does not discontinue products. On an ongoing basis, component parts found to be obsolete through design or process changes are disposed of and charged to material cost. The Company reviews on-hand balances of products and component parts against specific criteria. Products and component parts without usage or that have excess quantities on hand are evaluated. An inventory reserve is then established for the full inventory carrying value of those products and component parts deemed to be obsolete or slow moving. See Note 4 for inventory reserve amounts.

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 28, 2002, and it was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 6 for goodwill amounts.

Accruals

The Company makes estimates related to certain employee benefits and miscellaneous accruals. Estimates for employee benefit accruals are based on information received from plan administrators in conjunction with management’s assessments of estimated liabilities related to workers’ compensation, the 401(k) plan discretionary match, and health care benefits. Estimates for miscellaneous accruals are based on management’s assessment of estimated liabilities for costs incurred.

New Accounting Pronouncements

On April 30, 2002, the Financial Accounting Standards Board issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of the standard will have no impact to the Company.

In June 2002, the Financial Accounting Standards Board (FASB) issued FAS 146, “Accounting for Exit or Disposal Activities.” FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring.” The scope of FAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management expects that there will be no impact on the Company’s reported operating results, financial position, and existing financial statement disclosure from the adoption of SFAS 146.

In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others (an interpretation of FAS No. 5, 57, and 107 and rescission of FAS Interpretation No. 34), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The Company guarantees a loan of its German subsidiary totaling approximately $0.3 million. The debt is recorded in the consolidation, see note 8.

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This standard amends FAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntarily change to fair value based method of accounting for stock-based employee compensation. It also requires accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial statements. The transition provisions and annual disclosure requirements are effective for all fiscal years ending after December 15, 2002, while the interim period disclosure requirements are effective for all interim periods beginning after December 15, 2002. The Company has elected to continue the use of the intrinsic value method for fiscal 2002, but has adopted the disclosure provision.

On January 17, 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which imposes a new approach in determining if a reporting entity should consolidate legal entities defined as variable interest entities or VIE’s. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of the three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003.

The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. Based on a preliminary review, the Company does not believe that its investment in the China Joint Venture is VIE and within the scope of FIN 46.

Seasonality

The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. As a result, the Company’s fourth quarter net sales, income from operations, and net income historically are the lowest of any quarter during the year.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” particularly under the subheading, “Business Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-K for the year ended December 28, 2002. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At December 28, 2002, the Company had $0.1 million in variable-rate debt outstanding and, as such, the market risk is immaterial. The Company manages this risk by selecting unsecured debt financing at its lenders’ prime rate less 1%, or the Libor rate plus 2.0%, whichever is the more advantageous.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements:

Report of Independent Certified Public Accountants	25

Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001	26

Consolidated Statements of Operations for the years ended December 28, 2002, December 29, 2001, and December 30, 2000	27

Consolidated Statements of Shareholders’ Equity and and Comprehensive Income for the years ended December 28, 2002, December 29, 2001, and December 30, 2000	28

Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 29, 2001, and December 30, 2000	29

Notes to Consolidated Financial Statements	30

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
of Sun Hydraulics Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and its subsidiaries at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6, the Company changed its method of accounting for amortization of goodwill in accordance with FAS 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.

PricewaterhouseCoopers LLP
Tampa, FL
February 28, 2003

Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands)

	December 28, 2002	December 29, 2001

Assets
Current assets:
Cash and cash equivalents	$3,958	$3,611
Accounts receivable, net of allowance for doubtful accounts of $194 and $195	5,690	4,755
Inventories	6,846	7,238
Taxes receivable	—	668
Other current assets	810	985

Total current assets	17,304	17,257
Property, plant and equipment, net	43,987	43,555
Other assets	994	938

Total assets	$62,285	$61,750

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,706	$1,323
Accrued expenses and other liabilities	1,081	1,494
Long-term debt due within one year	1,421	1,405
Dividends payable	258	257
Taxes payable	10	—

Total current liabilities	4,476	4,479
Long-term debt due after one year	8,190	9,258
Deferred income taxes	4,092	3,848
Other noncurrent liabilities	378	427

Total liabilities	17,136	18,012
Commitments and contingencies (Note 16)	—	—
Redeemable common stock	2,250	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 6,445,567 shares outstanding	6	6
Capital in excess of par value	22,690	24,718
Unearned compensation related to outstanding restricted stock	(170)	(216)
Retained earnings	19,750	19,001
Accumulated other comprehensive income	623	229

Total shareholders’ equity	42,899	43,738
Total liabilities and shareholders’ equity	$62,285	$61,750

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended

	December 28, 2002	December 29, 2001	December 30, 2000

Net sales	$64,545	$64,983	$79,967
Cost of sales	48,581	50,358	58,502

Gross profit	15,964	14,625	21,465
Selling, engineering and administrative expenses	12,544	12,565	14,109

Operating income	3,420	2,060	7,356
Interest expense	578	878	1,114
Foreign currency transaction loss (gain)	68	(34)	39
Miscellaneous expense (income)	182	(96)	284

Income before income taxes	2,592	1,312	5,919
Income tax provision	814	362	1,998

Net income	$1,778	$950	$3,921

Basic net income per common share	$0.28	$0.15	$0.61
Weighted average basic shares outstanding	6,433	6,392	6,385
Diluted net income per common share	$0.27	$0.14	$0.60
Weighted average diluted shares outstanding	6,589	6,554	6,574

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Shareholders’ Equity and Comprehensive Income
(in thousands)

					Unearned
					Compensation		Accumulated
				Capital in	related to		other
		Preferred	Common	excess of	restricted	Retained	comprehensive
	Shares	Stock	stock	par value	stock	earnings	income	Total

Balance, January 1, 2000	6,385	$—	$6	$24,486	$—	$16,173	$511	$41,176
Dividends declared						(1,021)		(1,021)
Comprehensive income:
Net income						3,921		3,921
Foreign currency translation adjustments							(240)	(240)

Comprehensive income								3,681

Balance, December 30, 2000	6,385	$—	$6	$24,486	$—	$19,073	$271	$43,836
Shares issued, Restricted Stock	34			216	(216)			—
Shares issued, Unrestricted	1			8				8
Stock
Shares issued, ESPP	1			8				8
Dividends declared						(1,022)		(1,022)
Comprehensive income:
Net income						950		950
Foreign currency translation adjustments							(42)	(42)

Comprehensive income								908

Balance, December 29, 2001	6,421	$—	$6	$24,718	$(216)	$19,001	$229	$43,738
Shares issued, Restricted Stock	9			129	46			175
Shares issued, Unrestricted	5			23				23
Stock
Shares issued, ESPP	11			70				70
Redeemable Common Stock				(2,250)				(2,250)
Dividends declared						(1,029)		(1,029)
Comprehensive income:
Net income						1,778		1,778
Foreign currency translation adjustments							394	394

Comprehensive income								2,172

Balance, December 28, 2002	6,446	$—	$6	$22,690	$(170)	$19,750	$623	$42,899

The accompanying Notes to the Consolidated Financial Statements are an Integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended

	December 28, 2002	December 29, 2001	December 30, 2000

Cash flows from operating activities:
Net income	$1,778	$950	$3,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,100	5,426	5,594
Gain/(Loss) on disposal of assets	190	(2)	273
Compensation expense of stock options	—	—	—
Allowance for doubtful accounts	(1)	32	(33)
Provision for slow moving inventory	(101)	314	24
Provision for deferred income taxes	244	(258)	(6)
(Increase) decrease in:
Accounts receivable	(934)	1,325	181
Inventories	493	1,481	(926)
Income tax receivable	668	(668)	442
Other current assets	175	(449)	55
Other assets, net	(56)	30	19
Increase (decrease) in:
Accounts payable	383	(464)	(925)
Accrued expenses and other liabilities	(413)	(91)	121
Dividends payable	1	2	—
Income taxes payable	10	(315)	315
Other liabilities	(49)	(51)	478

Net cash from operating activities	7,488	7,262	9,533
Cash flows used in investing activities:
Investment in acquisition and joint venture	—	—	(100)
Capital expenditures	(5,870)	(4,022)	(4,374)
Proceeds from dispositions of equipment	148	70	108

Net cash used in investing activities	(5,722)	(3,952)	(4,366)
Cash flows used in financing activities:
Proceeds from debt	—	571	2,999
Repayment of debt	(1,052)	(1,920)	(5,329)
Proceeds from exercise of stock options	17	—	—
Proceeds from stock issued	251	16	—
Dividends to shareholders	(1,029)	(1,022)	(1,021)

Net cash used in financing activities	(1,813)	(2,355)	(3,351)
Effect of exchange rate changes on cash and cash equivalents	394	(42)	(240)

Net increase (decrease) in cash and cash equivalents	347	913	1,576

Cash and cash equivalents, beginning of period	3,611	2,698	1,122

Cash and cash equivalents, end of period	$3,958	$3,611	$2,698

Supplemental disclosure of cash flow information:
Cash paid/(received):
Interest	$578	$878	$1,114
Income taxes	$(108)	$1,603	$1,247

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

Critical Accounting Policies and Estimates

      It is the Company’s accounting policy to report revenues when products are shipped and expenses when costs are incurred. The effect of material non-recurring events is provided for when they become known. The Company currently only applies judgment and estimates, which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses, for accounts receivable, inventory, goodwill and accruals. The following explains the basis and the procedure for each balance sheet account where judgment and estimates are applied.

Accounts Receivable

      The Company sells to most of its customers on a recurring basis primarily through distributors with which the Company maintains long-term relationships. As a result, bad debt experience has not been material. The allowance for doubtful accounts is determined on a specific identification basis by a review of those accounts that are significantly in arrears. There is no assurance that a distributor or a large direct sale customer with overdue accounts receivable balances will not develop financial difficulties and default on payment. See balance sheet for allowance amounts.

Inventory

      The Company offers a wide variety of standard products and as a matter of policy does not discontinue products. On an ongoing basis, component parts found to be obsolete through design or process changes are disposed of and charged to material cost. The Company reviews on-hand balances of products and component parts against specific criteria. Products and component parts without usage or that have excess quantities on hand are evaluated. An inventory reserve is then established for the full inventory carrying value of those products and component parts deemed to be obsolete or slow moving. See Note 4 for inventory reserve amounts.

Goodwill

      The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 28, 2002, and it was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 6 for goodwill amounts.

Accruals

      The Company makes estimates related to certain employee benefits and miscellaneous accruals. Estimates for employee benefit accruals are based on information received from plan administrators in conjunction with management’s assessments of estimated liabilities related to workers’ compensation, the 401(k) plan discretionary match, and health care benefits. Estimates for miscellaneous accruals are based on management’s assessment of estimated liabilities for costs incurred.

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

52 Week Fiscal Year

      The Company’s fiscal year ends on the Saturday nearest to the end of the month of December. Each quarter consists of two 4-week periods and one 5-week period.

Cash and Cash Equivalents

      The Company considers all short-term highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

      Inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis. Obsolete and slow moving inventory is evaluated and reserves are established based on specific criteria determined by management.

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

Valuation Assessment of Long-Lived Assets

      Management periodically evaluates long-lived assets for potential impairment and will provide for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. Assets are reviewed for utilization on a monthly basis by management in conjunction with employees that work directly with the assets.

Goodwill

      Goodwill, which represents the excess of the purchase price of acquisition over the fair value of the net assets acquired and other acquisition costs, is carried at cost, net of accumulated amortization. Effective January 1, 2002, the Company adopted FAS No. 142, “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill is no longer subject to amortization. Instead, FAS 142 requires goodwill to be reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate possible impairment.

Other Assets

      Other assets consists of an equity investment in the Company’s joint venture in China. The equity investment was recorded at cost and has been adjusted for investment income or loss and dividend distributions for each quarterly period since its origin.

Revenue Recognition

      Sales are recognized when products are shipped and title to the products is passed to the customer. Sales incentives are granted to customers based upon the volume of purchases. These sales incentives are recorded at the time of sales as a reduction of gross sales.

Foreign Currency Translation and Transactions

      The Company follows the translation policy provided by Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” The Pound Sterling is the functional currency of Sun Ltd. The Euro is the functional currency of Sun GmbH. The South Korean Won is the functional currency of Sun Korea. The U.S. Dollar is the functional currency for Sun Hydraulics and the reporting currency for the consolidated group. The assets and liabilities of Sun Ltd., Sun GmbH, and Sun Korea are translated at the exchange rate in effect at the balance sheet date, and income and expense items are translated at the average annual rate of exchange for the period. The resulting unrealized translation gains and losses are included in the component of shareholders’ equity designated as “accumulated other comprehensive income.” Realized gains and losses from foreign currency translations are included in miscellaneous (income) expense.

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

Earnings Per Share Computation

Earnings per share were computed as follows:

	2002	2001	2000

Net Income	$1,778	$950	$3,921
Weighted-average shares outstanding — basic	6,433	6,392	6,385
Incremental shares from assumed conversions	156	162	189
Weighted-average shares outstanding — diluted	6,589	6,554	6,574
Earnings per share:
Basic	$0.28	$0.15	$0.61
Diluted	0.27	0.14	0.60

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

4. INVENTORIES

	December 28, 2002	December 29, 2001

Raw materials	$2,239	$2,426
Work in process	2,611	2,773
Finished goods	2,209	2,353
Provision for slow moving inventory	(213)	(314)

Total	$6,846	$7,238

5. PROPERTY, PLANT, and EQUIPMENT

	December 28, 2002	December 29, 2001

Machinery and equipment	$46,405	$42,871
Office furniture and equipment	7,515	6,904
Buildings	21,018	19,654
Leasehold and land improvements	1,498	1,149
Land	2,481	2,481

	$78,916	$73,059
Less: Accumulated depreciation	(36,175)	(32,381)
Construction in progress	1,246	2,877

Total	$43,987	$43,555

      Depreciation expense for the years ended December 28, 2002, December 29, 2001, and December 30, 2000, totaled $5,100, $5,383, and $5,538, respectively.

6. GOODWILL

      On December 28, 2002, the Company had $715 of goodwill, net of amortization of $157, related to its acquisition of Sun Korea.

      Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 28, 2002. The analysis indicated that there was no impairment on the carrying value of the goodwill.

      The following represents pro-forma net income and related per share amounts as if the new method of accounting for goodwill was applied retroactively:

	For the year ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Net income:
As reported	$1,778	$950	$3,921
Pro forma	1,778	1,010	3,981
Basic earnings per common share:
As reported	$0.28	$0.15	$61
Pro forma	0.28	0.16	0.62
Diluted earnings per common share:
As reported	$0.27	$0.14	$0.60
Pro forma	0.27	0.15	0.61

7. OTHER ASSETS

	December 28, 2002	December 29, 2001

Goodwill, net of accumulated amortization of $157 and $157	$715	$715
Equity investment in joint venture	240	178
Other	39	45

Total	$994	$938

8. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 28, 2002	December 29, 2001

Compensation and benefits	$754	$672
Insurance	219	451
Other	108	371

Total	$1,081	$1 ,494

9. LONG-TERM DEBT

	December 28, 2002	December 29, 2001

$3,872 three year note, secured by U.S. equipment, fixed interest rate of 5.3%, due December 23, 2005	$2,980	$3,872
$4,425 10-year mortgage note with 20-year amortization schedule on the U.S. Manatee County facility, fixed interest rate of 6.5%, due December 1, 2011	4,315	4,412
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008	1,094	1,081
10-year notes, fixed interest rates ranging from 3.5-5.1%, secured by equipment in Germany, due between 2009 and 2011	1,115	1,058
Other	107	240

	9,611	10,663
Less amounts due within one year	(1,421)	(1,405)

Total	$8,190	$9,258

     The remaining principal payments are due as follows: 2003 — $1,421; 2004 — $1,573; 2005 — $1,565; 2006 — $770; 2007 and thereafter — $4,282.

     The Company has two revolving bank lines of credit agreements totaling $8,783. Interest rates on these credit facilities are variable based on the prime rate in the U.S. and the equivalent rate in the U.K., respectively. The line of credit in the U.K. expires in 2006, while the line of credit in the U.S. expires in 2004. Neither of these arrangements contain pre-payment penalties. There were no outstanding balances on these credit facilities at December 28, 2002 or December 29, 2001.

     Certain of these debt instruments are subject to debt covenants including 1) consolidated net working capital of not less than $2,000 and a current ratio not less than 1.2:1.0 at all times during the term of the loan, 2) tangible net worth at a minimum of $35,000 for the fiscal year 2001, with annual tangible net worth increases of at least 50% of net income for the immediately preceding fiscal year, and 3) consolidated debt service coverage ratio throughout the term of the loan at a minimum of 1.25:1.0 on a calendar year basis. As of December 28, 2002, the Company was in compliance with all debt covenants.

10. REDEEMABLE COMMON STOCK

     On June 22, 2002, the Company entered into a standby Stock Repurchase Agreement with the Koski Family Limited Partnership, which owns approximately 36% of the outstanding shares of the Company’s common stock. Under the Agreement, the Company agreed to purchase up to $2,250 worth of Company common stock from the Koski Partnership on a one time basis, until June 22, 2004. The repurchase would be at a per share price of either (i) $7.00 per share, or (ii) 15% less than the average closing price per share of the common stock for the 15 full trading days immediately preceding the closing date, whichever is lower.

     At December 28, 2002, the average closing price of the Company’s common stock for the previous 15 full trading days was $8.16 per share. A 15% discount from this price would result in a repurchase price per share of $6.94. At this price, the Company would repurchase 325,000 shares from the Koski Partnership for $2,250 in cash, if requested to do so. On the Company’s balance sheet, $2,250 has been transferred from Capital in Excess of Par into Redeemable Common Stock.

11. DISTRIBUTIONS AND DIVIDENDS TO SHAREHOLDERS

     The Company declared distributions of $1,029, $1,022, and $1,021 to shareholders in 2002, 2001, and 2000, respectively.

     On March 1, 2003, the Company declared a cash dividend of $0.04 per share to shareholders of record on March 31, 2003, payable on April 15, 2003. The Company declared quarterly dividends of $0.04 per share to shareholders of record on the last day of each quarter in 2002 and 2001. These dividends were paid on the 15th day of each month following the date of declaration.

12. INCOME TAXES

     Pretax income is taxed under the following jurisdictions:

	For the year ended

	December 28,	December 29,	December 30,
	2002	2001	2000

United States	$1,337	$(283)	$3,807
Foreign	1,253	1,595	2,112

Total	$2,590	$1,312	$5,919

The income tax provision consists of the following:

	For the year ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Current tax expense:
United States	$306	$180	$1,300
State and local	27	16	110
Foreign	236	424	594

Total current	569	620	2,004

Deferred tax expense (benefit):
United States	115	(231)	—
State and local	10	(21)	—
Foreign	119	(6)	(6)

Total deferred	244	(258)	(6)

Total income tax provision	$813	$362	$1,998

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended

	December 28,	December 29,	December 30,
	2002	2001	2000

U.S. federal taxes at statutory rate	$881	$446	$2,012
Increase(decrease) Benefit of foreign sales corporation	—	—	(30)
Benefit of ETI	(85)	—	—
Foreign income taxed at lower rate	(75)	(114)	(129)
Nondeductible items	52	36	70
State and local taxes, net	40	(6)	75

Income tax provision	$813	$362	$1,998

Deferred tax assets and liabilities at fiscal year end are as follows:

	December 28,	December 29,	December 30,
	2002	2001	2000

Deferred taxes, non-current:
Assets Accrued expenses and reserves not currently deductible	$189	$354	$161
Compensation expense recognized for book, not yet deductible for tax	329	329	329
Deferred royalty income	139	158	177

Deferred tax asset, non-current	657	841	667

Liabilities Depreciation	(4,749)	(4,689)	(4,773)

Net deferred tax liability, non-current	$(4,092)	$(3,848)	$(4,106)

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

     A summary of the Company’s stock option plan for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 is summarized as follows:

		Exercise			Weighted
	Number	price			average
	of shares	range			exercise price

	(share amounts are in thousands)
Under option, January 1, 2000	666	$3.00	—	16.75	$9.19
(453 shares exercisable)
Granted	103	$6.00	—	8.00	$7.36
Forfeitures	(13)	$10.00	—	16.75	$15.19

Under option, December 30, 2000	756	$3.00	—	16.75	$7.84
(526 shares exercisable)
Granted	25	$7.00			$7.00
Forfeitures	(105)	$16.75			$16.75

Under option, December 29, 2001	676	$3.00	—	16.75	$7.68
(557 shares exercisable) Granted	15	$8.27			$8.27
Exercised	(4)	$3.85			$3.85
Forfeitures	(17)	$6.75	—	10.00	$9.81

Under option, December 28, 2002	670	$3.00	—	16.75	$7.67
(570 shares exercisable)

All options listed above vest over 5 years with a maximum term of 10 years.

A summary of outstanding and exercisable options at December 28, 2002 is summarized as follows:

Options Outstanding				Options Exercisable

		Weighted-average
					Weighted
Range of	Number of	Remaining	Exercise	Number of	average
exercise prices	shares	contractual life	price	shares	exercise price

$3.00	62,746	1.08	3.00	62,746	$3.00
3.43-5.05	184,452	3.75	4.43	184,452	4.43
6.00	10,000	7.00	6.00	10,000	6.00
6.75	36,000	8.00	6.75	14,400	6.75
7.00	25,000	8.83	7.00	5,000	7.00
8.00	56,000	7.67	8.00	23,400	8.00
8.27	15,000	9.42	8.27	—	8.27
9.50	194,385	3.57	9.50	194,385	9.50
10.00	31,000	5.92	10.00	31,000	10.00
16.75	55,000	5.33	16.75	45,000	16.75

     During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 275,000 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. The market value of the restricted stock at the date of grant was recorded as unearned compensation, a component of shareholders’ equity, and is being charged to expense over the respective vesting periods. The Company had 46,250 shares of restricted stock outstanding at December 28, 2002, and 13,917 of these shares were vested.

     During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted on option to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 325,000 shares of the common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. During 2002, employees purchased approximately 10,694 shares at an average price of $6.66, under the ESPP.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plan other than for nonqualified stock options. Had compensation costs for the stock option plan been determined based on the fair value at the grant date for awards in 2001 and 2000 (there were no options granted in 2002) consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the year ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Net income:
As reported
Pro forma	$1,778	$950	$3,921
	1,639	671	3,418
Basic earnings per common share:
As reported	$0.28	$0.15	$0.61
Pro forma	0.25	0.10	0.54
Diluted earnings per common share:
As reported	$0.27	$0.14	$0.60
Pro forma	0.25	0.10	0.52

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, and 2000 (no options granted in 2002 became exercisable in 2002): cumulative volatility of 40.0% for 2001 and 2000; dividend yields of 2.09%, and 2.41%, for 2001 and 2000, respectively; risk-free interest rate of 4.96%, and 5.11%, for 2001 and 2000, respectively; and expected terms of 6.50 years for 2001 and 3.00 to 6.50 years for 2000.

14. EMPLOYEE BENEFITS

     The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $685, $715, and $1,195 during 2002, 2001, and 2000, respectively.

     The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $235, $215, and $110 during 2002, 2001, and 2000, respectively.

15. SEGMENT REPORTING

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

     Identifiable assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company. Segment information is as follows:

	United		United
	States	Korea	Kingdom	Germany	Elimination		Consolidated

2002
Sales to unaffiliated customers	$41,937	$5,899	$10,200	$6,509		$—	$64,545
Intercompany sales	10,643	—	1,569	32		(12,244)	—
Operating income (loss)	2,029	431	618	416		(75)	3,419
Identifiable assets	43,407	2,035	11,596	6,207		(955)	62,290
Depreciation and amortization	3,905	104	783	308		—	5,100
Capital expenditures	2,219	136	3,429	86		—	5,870
2001
Sales to unaffiliated customers	$43,158	$4,244	$11,378	$6,203		$—	$64,983
Intercompany sales	10,326	—	1,544	37		(11,907)	—
Operating income (loss)	667	(20)	1,257	95		61	2,060
Identifiable assets	44,463	1,764	11,257	5,861		(1,595)	61,750
Depreciation and amortization	4,219	177	725	305		—	5,426
Capital expenditures	1,939	72	1,357	654		—	4,022
2000
Sales to unaffiliated customers	$55,488	$5,537	$13,026	$5,916	$		$79,967
Intercompany sales	11,232	—	1,814	29		(13,075)	—
Operating income (loss)	5,021	307	1,834	281		(87)	7,356
Identifiable assets	48,717	1,966	10,285	4,757		(1,351)	64,374
Depreciation and amortization	4,283	166	874	271		—	5,594
Capital expenditures	3,213	450	762	(51)		—	4,374

     Net foreign currency gains (losses) reflected in results of operations were $(68), $34, and ($39), for 2002, 2001, and 2000, respectively. Operating income (loss) is total sales and other operating income less operating expenses. In computing segment operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

     Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $7,246, $5,964, and $7,134, during 2002, 2001, and 2000, respectively.

16. COMMITMENTS AND CONTINGENCIES

     The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

17. NEW ACCOUNTING PRONOUNCEMENTS

     On April 30, 2002, the Financial Accounting Standards Board issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of the standard will have no impact to the Company.

     In June 2002, the Financial Accounting Standards Board (FASB) issued FAS 146, “Accounting for Exit or Disposal Activities”. FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring.” The scope of FAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management expects that there will be no impact on the Company’s reported operating results, financial position, and existing financial statement disclosure from the adoption of SFAS 146.

     In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others (an interpretation of FAS No. 5, 57, and 107 and rescission of FAS Interpretation No. 34), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December. 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The Company guarantees a loan of its German subsidiary totaling approximately $250. The debt is recorded in the consolidation, see note 9.

     In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This standard amends FAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntarily change to fair value based method of accounting for stock-based employee compensation. It also requires accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial statements. The transition provisions and annual disclosure requirements are effective for all fiscal years ending after December 15, 2002, while the interim period disclosure requirements are effective for all interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of this standard does not have a material impact.

     On January 17, 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation ofARB No. 51, which imposes a new approach in determining if a reporting entity should consolidate legal entities defined as variable interest entities or VIE’s. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of the three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003.

     The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. Based on a preliminary review, Sun Hydraulics does not believe that its investment in the China Joint Venture is VIE and within the scope of FIN 46.

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

     The following table sets forth the names and ages of the Company’s Directors and Executive Officers and the positions they hold with the Company.

Name	Age	Position

Clyde G. Nixon	67	Chairman of the Board of Directors (term expiring in 2004)
Allen J. Carlson	52	President, Chief Executive Officer, Director (term expiring in 2003)
Jeffrey Cooper	61	Engineering Manager
Richard J. Dobbyn	59	Chief Financial Officer
Peter G. Robson	58	General Manager, Sun Hydraulics Limited
Marc Bertoneche	56	Director (term expiring in 2004), and a member of the Audit Committee
John S. Kahler	63	Director (term expiring in 2003), and a member of the Audit and Compensation Committees
Christine L. Koski	45	Director (term expiring in 2005)
Robert E. Koski	73	Director (term expiring in 2003), and a member of the Compensation Committee
Ferdinand E. Megerlin	63	Director (term expiring in 2004) and a member of the Audit and Compensation Committees
Taco van Tijn	79	Director (term expiring in 2005) and a member of the Audit Committee
David N. Wormley	63	Director (term expiring in 2005) and a member of the Compensation Committee

     Mr. Nixon joined the Company in January 1988, and served as its President and Chief Executive Officer from November 1988 until May 2000, at which time he was named Chairman of the Board. From September 1985 to January 1988, he served as Vice President of Cross & Trecker Corporation and was President of Warner & Swasey Company, its wholly-owned subsidiary. From 1964 to 1985, he served in various management capacities with Brown & Sharpe Manufacturing Corporation, most recently as Vice President of its fluid power division and President of Double A Products Company, its wholly-owned subsidiary. Mr. Nixon is a graduate of Cornell University and the Harvard Business School, and is Past Chairman of the Board of the National Fluid Power Association. Mr. Nixon has over 34 years experience in the fluid power industry.

     Mr. Carlson joined the Company in March 1996 and served as Vice President from January 2000 until May 2000, when he was named President and Chief Executive Officer. From October 1977 to March 1996, Mr. Carlson held various engineering, marketing and management positions for Vickers Incorporated, a wholly-owned subsidiary of Trinova Corporation. He is a graduate of the Milwaukee School of Engineering and the Advanced Management Program at the Harvard Business School. Mr. Carlson has over 31 years experience in the fluid power industry.

     Mr. Cooper joined the Company in December 1990 as an engineer and has been Engineering Manager since September 1991. From August 1987 to December 1990, he was Engineering Manager, Mobile Valves, of Vickers, Incorporated, a wholly-owned subsidiary of Trinova Corporation, and from September 1979 to August 1986, he served as Vice President of Engineering for Double A Products Company. Mr. Cooper is an engineering graduate of Willesden College of Technology, London, England. Mr. Cooper has over 33 years experience in the fluid power industry.

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

     Mr. Robson has served as a Director of Sun Hydraulics Limited, Coventry, England, since May 1993, and has been employed by the Company as the General Manager of its United Kingdom operations since 1982. Mr. Robson is a Chartered Engineer and a graduate of Coventry University. Mr. Robson has over 35 years experience in the fluid power industry.

     Dr. Bertoneche holds a chair as Professor in Business Administration at the University of Bordeaux in France, and has been on the Faculty of INSEAD, the European Institute of Business Administration in Fontainebleau, France, for more than 20 years. He is a Visiting Professor at the Harvard Business School and also has taught at Northwestern University. Dr. Bertoneche has served as a Director of the Company since August 2001.

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

     Mr. Koski is a co-founder of the Company and served as its Chairman of the Board from the Company’s inception in 1970 until his retirement as an executive officer in May 2000. He was also its

President and Chief Executive Officer from 1970 until November 1988. He is a graduate of Dartmouth College and past Chairman of the Board of the National Fluid Power Association. Mr. Koski has over 39 years experience in the fluid power industry, and has served as Chairman of the Fluid Power Systems and Technology Division of the American Society of Mechanical Engineers, and as a member of the Board of Directors of the National Association of Manufacturers.

     Dr. Megerlin is a member of the Executive Board of Linde AG and Chairman and Managing Director of the Linde Material Handling Division of Aschaffenburg, Germany. He is also Chairman of Linde’s U.S. subsidiaries Linde Hydraulics Corp., Canfield, Ohio, and Linde Lift Truck Corp., Sommerville, South Carolina. Within VDMA, Germany’s association for mechanical and plant engineering, Dr. Megerlin formerly was Chairman and now serves as a member of the Executive Board of the German Fluid Power Association. He is a mechanical engineer and received his Dipl-Ing (M.S.) degree from the Technical University of Karlsruhe, Germany, and his Dr.-Ing. (Ph.D.) from TH Aachen, Germany. Dr. Megerlin has over 30 years of experience in the fluid power industry. Dr. Megerlin has served as a Director of the Company since May 1998.

     Mr. van Tijn was called to the Bar at the Honourable Society of the Inner Temple as a Barrister of the High Court of Judicature of England in February 1957. He became an attorney (solicitor), and has practiced as such in London, England, since May 1977. In June 1998, he merged his law firm, Taco van Tijn-Solicitors with the London law firm Rooks Rider, which he assisted as a consultant until March 2002. Mr. van Tijn has been a Director of the Company since February 1989, and the principal statutory officer of Sun Hydraulik Holdings Limited since January 1991. He was appointed the principal statutory officer of Sun Hydraulics Ltd. from its incorporation in 1985. He served as the principal statutory officer under German law of Sun Hydraulik GmbH from the company’s inception through 2001.

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

     The Audit Committee held four meetings in 2002. The functions of the Audit Committee are to recommend annually to the shareholders the appointment of the independent public accountants of the Company, to establish the scope of and the fees for the prospective annual audit with the independent public accountants, to review the results thereof with the independent public accountants, to review and approve non-audit services of the independent public accountants, to review compliance with existing major accounting and financial policies of the Company, to review the adequacy of the financial organization of the Company, to review management’s procedures and policies relative to the adequacy of the Company’s internal accounting controls, to review compliance with federal and state laws relating to accounting practices and to review and approve (with the concurrence of a majority of the disinterested Directors of the Company) transactions, if any, with affiliated parties.

     The Compensation Committee reviews, approves and recommends to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, administers the Company’s stock option plans and carries out the responsibilities required by the rules of the Securities and Exchange Commission. The Committee met three times during 2002.

     The Board of Directors held three meetings during 2002. Each Director attended all of the meetings of the Board and of each committee of which he or she was a member in 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors, officers and holders of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company’s knowledge, based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all of them complied with the Section 16(a) filing requirements in 2002. However, a late Form 4 was filed by Robert C. Koski on February 10, 2003, which pertained to the sale of 1,000 shares on January 3, 2001; and Richard J. Dobbyn filed a late Form 4 on September 16, 2002, reporting the acquisition of 4,000 shares on November 9, 2001.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

     The following table is a summary of the compensation paid or accrued by the Company for the last three fiscal years for services in all capacities to the Company’s Chief Executive Officer and each of its four most highly compensated executive officers who earned more than $100,000 from the Company in 2002 under the rules of the Securities and Exchange Commission (the “Named Executive Officers”).

Summary Compensation Table

			Long Term
			Compensation Awards

				Securities
Name and			Restriced	Underlying	Other Annual
Principal Position	Year	Salary	Stock	Options/SARs (#)	Compensation (1)

Clyde G. Nixon,	2002	$191,667	—		$16,322 (2)
Chairman of the	2001	197,500	—		15,060
Board of Directors	2000	205,200	—		19,816
Allen J. Carlson	2002	$173,250	$32,600		$9,491
President and	2001	177,975	—		9,305
Chief Executive	2000	157,500	—		10,230
Officer
Jeffrey Cooper	2002	$138,233	$32,600		$10,558
Engineering	2001	141,570	—		10,325
Manager	2000	138,100	—		14,677
Richard J. Dobbyn	2002	$135,333	$—		$8,212
Chief Financial	2001	138,600	29,200		7,326
Officer	2000	130,000	—		9,560
Peter G. Robson	2002	$108,122	—		$22,737
General Manager,	2001	108,122	—		21,521
Sun Hydraulics	2000	102,866	—		18,390
Limited

(1)	Except as otherwise noted, reflects primarily contributions made by the Company on behalf of the employee to the Company’s 401(k) plan and excess life insurance premiums.
(2)	Includes dues of $750.

     There were no Option/SAR grants in 2002 to the Company’s Chief Executive Officer or any of its four most highly compensated executive officers who earned more than $100,000 from the Company in 2002 under the rules of the Securities and Exchange Commission (the “Named Executive Officers”).

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option Values

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	in-the-Money
			Options/SARs at	Options/SARs
			Fiscal	at Fiscal
			Year-End (#)	Year-End ($)
	Shares Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise (#)	Realized ($)	Unexercisable	Unexercisable (1)
(a)	(b)	(c)	(d)	(e)

Clyde G. Nixon	—	—	161,546/12,000	$837,535/97,800
Allen J. Carlson	—	—	40,400/19,600	$166,260/127,140
Jeffrey Cooper	—	—	91,589/5,200	$362,585/9,780
Richard J. Dobbyn	—	—	45,800/3,200	$6,520/9,780

Peter G. Robson	—	—	99,995/3,000	$471,771/24,450

(1)	Based upon the December 28, 2002, closing stock price of $8.15 per share, as reported on the Nasdaq National Market.

Compensation Committee Interlocks and Insider Participation

     The members of the Committee in 2002 were John Kahler, Robert E. Koski, Ferdinand E. Megerlin, and David N. Wormley. Mr. Koski is an employee of the Company and formerly was an officer. See “Item 10. Directors and Executive Officers of the Company.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth as of March 1, 2003, information as to the beneficial ownership of the Company’s Common Stock by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) Each Named Executive Officer of the Company, and (iv) all Directors and executive officers of the Company as a group.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership	Percent of
(1)	(2)	Class

Robert E. Koski (3)(4)(5)	2,588,920	40.1%
Beverly Koski (3)(4)(5)	2,588,920	40.1%
Christine L. Koski (3)
3525 Turtle Creek Boulevard #19B
Dallas, Texas 75219	2,377,838	36.9%
Robert C. Koski (3)(5)
315 Sycamore Street
Decatur, Georgia 30030	2,374,543	36.8%
Koski Family Limited Partnership
3525 Turtle Creek Boulevard #19B
Dallas, Texas 75219	2,313,543	35.9%
Thomas L. Koski (3)
Six New Street
East Norwalk, Connecticut 06855	2,313,543	35.9%
Royce & Associates, Inc. (6)
Royce Management Company
Charles M. Royce 1414 Avenue of the Americas New York, NY 10019	660,000	10.2%
Bradley S. Ferrell (7)
5924 Cranbrook Way, #101
Naples, Florida 34112	472,142	7.3%
Rutabaga Capital Management (8)
64 Broad Street
Boston, MA 02109	349,400	5.4%
Robert S. and Ann R. Ferrell (9)
5924 Cranbrook Way, #101
Naples, Florida 34112	323,537	5.0%
Clyde G. Nixon (10)	233,295	3.6%
Peter G. Robson (11)	99,995	1.6%
Jeffrey Cooper (12)	95,589	1.5%
Richard J. Dobbyn (13)	53,109	(* )
Allen J. Carlson (14)	49,501	(* )
Taco van Tijn (15)	23,920	(* )
David N. Wormley (16)	3,940	(* )
John S. Kahler (17)	3,345	(* )
Ferdinand E. Megerlin	0	—
Marc Bertoneche	0	—
All Directors and Executive Officers as a Group (12 persons)	3,215,909	49.9%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the persons listed who own more than 5% of the Company’s Common Stock is 1500 West University Parkway, Sarasota, Florida 34243.

(2)	This column sets forth shares of the Company’s Common Stock which are deemed to be “beneficially owned” by the persons named in the table under Rule 13d-3 of the Securities and Exchange Commission. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent such power may be shared with a spouse.

(3)	Includes 2,313,543 shares owned by the Koski Family Limited Partnership, over which Christine L. Koski, Robert C. Koski, Thomas L. Koski, Robert E. Koski and Beverly Koski share voting and investment power as the general partners in the Partnership. Christine L. Koski, Robert C. Koski and Thomas L. Koski are the adult children of Robert E. Koski and Beverly Koski.

(4)	Includes 141,216 shares owned by Beverly Koski and 107,162 shares owned by Robert E. Koski. Beverly Koski is the spouse of Robert E. Koski.

(5)	Includes 27,000 shares owned by the Koski Family Foundation, Inc., over which Robert E. Koski, Beverly Koski and Robert C. Koski share voting and investment power.

(6)	According the Schedule 13G, filed February 5, 2003, by Royce & Associates, Inc. (“Royce”), Royce has sole voting and investment power with respect to the 660,000 shares.

(7)	Includes 38,205 shares owned by Mr. Ferrell, over which Mr. Ferrell has sole voting and investment power, and 433,937 shares beneficially owned by Mr. Ferrell in his capacity as trustee of various trusts, over which Mr. Ferrell has shared voting and investment power.

(8)	According the Schedule 13G, filed February 20, 2003, by Rutabaga Capital Management (“Rutabaga), Rutabaga has sole voting and investment power with respect to the 349,400 shares.

(9)	Includes 197,625 shares owned by Bradley S. Ferrell, Trustee of Robert S. Ferrell Flint Trust, dated 06/16/98, 125,312 shares owned by Bradley S. Ferrell, Trustee of Ann R. Ferrell Flint Trust dated 06/16/98, and 600 shares owned individually by Ann R. Ferrell. Robert S. Ferrell is the spouse of Ann R. Ferrell.

(10)	Includes 161,546 shares subject to currently exercisable options and 29,522 shares in the Joan Nixon Trust.

(11)	Represents shares subject to currently exercisable options.

(12)	Represents shares subject to currently exercisable options and 4,000 shares of unvested restricted stock.

(13)	Includes 45,800 shares subject to currently exercisable options and 2,667 shares of unvested restricted stock.

(14)	Includes 40,400 shares subject to currently exercisable options and 4,000 shares of unvested restricted stock.

(15)	Includes 3,920 shares subject to currently exercisable options, 2,500 shares owned by Mr. van Tijn’s spouse, and 15,000 shares owned by Taco van Tijn Settlement, of which Mr. van Tijn and his spouse have a life interest.

(16)	Includes 2,940 shares subject to currently exercisable options.

(17)	Includes 500 shares owned by Mr. Kahler’s spouse and 2,345 shares owned in trust, of which Mrs. Kahler is the trustee and beneficiary.

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plan information as of December 28, 2002. Information is included for both equity compensation plans approved by the Company’s shareholders and equity compensation plans not approved by the shareholders.

			Number of securities
			remaining available
	Number of securities to		for future issuance
	be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants, and rights	warrants, and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	669,583	$7.67	887,903
Equity compensation plans not approved by shareholders	—	$—	300
Total	669,583	$7.67	888,203

Equity compensation plans approved by shareholders include the 1996 Stock Option Plan, the 2001 Restricted Stock Plan and the Employee Stock Purchase Plan. All shares to be issued upon exercise in column (a) and the weighted average exercise price in column (b) represent shares issued under the 1996 Stock Option Plan. The number of securities available for future issuance in column (c) were: 330,417 shares under the 1996 Stock Option Plan, 324,986 shares under the Employee Stock Purchase Plan, and 232,500 shares under the 2001 Restricted Stock Plan.

The only equity compensation plan not approved by shareholders was the 1999 Stock Award Plan. Three thousand shares were authorized for grant under the 1999 Stock Award Plan, which was approved by the Board of Directors on May 21, 1999. As of December 28, 2002, there were 300 shares remaining for future grants, and there were no outstanding options, warrants, or rights associated with this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 22, 2002, the Company entered into a standby Stock Repurchase Agreement with the Koski Family Limited Partnership, which owns approximately 36% of the outstanding shares of the Company’s common stock. Robert E. Koski and Christine Koski are Directors of the Company. Under the Agreement, the Company agreed to purchase up to $2,250,000 worth of Company common stock from the Koski Partnership on a one time basis, until June 22, 2004. The repurchase would be at a per share price of either (i) $7.00 per share, or (ii) 15% less than the average closing price per share of the common stock for the 15 full trading days immediately preceding the closing date, whichever is lower.

     At December 28, 2002, the average closing price of Sun’s common stock for the previous 15 full trading days was $8.16 per share. A 15% discount from this price would result in a repurchase price per share of $6.94. At this price, the Company would repurchase 325,000 shares from the Koski Partnership for $2,250,000 in cash, if requested to do so. On the Company’s balance sheet, $2,250,000 has been transferred from Capital in Excess of Par into Redeemable Common Stock.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K

(a)	1	The following financial statements are included in Part II, Item 8:

		Report of Independent Certified Public Accountants	25

		Consolidated Balance Sheets as of December 28, 2002, and December 29, 2001	26

		Consolidated Statements of Income for the years ended December 28, 2002, December 29, 2001, and December 30, 2000	27

		Consolidated Statements of Shareholders' Equity for the years ended December 28, 2002, December 29, 2001, and December 30, 2000	28

		Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 29, 2001, and December 30, 2000	29

		Notes to Consolidated Financial Statements	30

		All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

	2	Exhibits:

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated by reference herein).
4.1	Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).
4.2	Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of £800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

Exhibit
Number	Exhibit Description

4.3	Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed £250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).
4.4	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).
4.5	Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).
4.6	Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).
4.7	First Amendment to Security Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation. (previously filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.8	Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.9	Amended and Restated Loan Agreement by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated November 1, 2000 (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 30, 2000 and incorporated herein by reference.)
4.10	Second Amended and Restated Loan Agreement (Line of Credit) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated January 2002 (previously filed as Exhibit 4.30 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.11	Modification Note (Line of Credit), dated December 1, 2001, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.12	Amended and Restated Loan Agreement (Mortgage Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated January 2002 (previously filed as Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)

Exhibit
Number	Exhibit Description

4.13	Modification Note (Mortgage Loan), dated December 1, 2001, in the amount of $4,425,219.37, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.14	Amended and Restated Loan Agreement (Equipment Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated January 2002 (previously filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.15	Modification Note (Equipment Loan), dated December 1, 2001, in the amount of $3,871,754.35, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.35 to the Company’s Annual Report on Form 10-K for the quarter ended December 29, 2001 and incorporated herein by reference.)
4.16	Stock Repurchase Agreement, dated June 22, 2002, between Sun Hydraulics Corporation and the Koski Family Limited Partnership (previously filed as Exhibit 99.2 to the Company’s Form 8-K dated July 2, 2002 and incorporated herein by reference.)
10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).
10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).
10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).
10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).
10.5+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).
10.6+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).
10.7+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference.)
10.8+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference.)
23.1	Consent of Independent Certified Public Accountants.

Exhibit
Number	Exhibit Description

99.1	CEO Certification pursuant to 18 U.S.C. § 1350, dated March 20, 2003.
99.2	CFO Certification pursuant to 18 U.S.C. § 1350, dated March 20, 2003.

     + Executive management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

1.	Report on Form 8-K (dated September 30, 2002) filed September 30, 2002, announcing the Company’s third quarter dividend.

2.	Report on Form 8-K (dated October 17, 2002) filed October 18, 2002, announcing the Company’s preliminary third quarter financial results and revised forecast for the year.

3.	Report on Form 8-K (dated November 6, 2002) filed November 12, 2002, announcing the Company’s third quarter financial results.

4.	Report on Form 8-K (dated December 18, 2002) filed December 18, 2002, announcing the Company’s fourth quarter dividend.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 20, 2003.

SUN HYDRAULICS CORPORATION

By:	/s/ Allen J. Carlson Allen J. Carlson, President and Chief Executive Officer

     Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2003.

Signature	Title

/s/ Allen J. Carlson

Allen J. Carlson	President, Chief Executive Officer and Director
/s/ Richard J. Dobbyn

Richard J. Dobbyn	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Marc Bertoneche

Marc Bertoneche	Director

/s/ John S. Kahler

John S. Kahler	Director

/s/ Christine L. Koski

Christine L. Koski	Director

/s/ Robert E. Koski

Robert E. Koski	Director

/s/ Ferdinand E. Megerlin

Ferdinand E. Megerlin	Director

/s/ Clyde G. Nixon

Clyde G. Nixon	Chairman of the Board of Directors

/s/ Taco van Tijn

Taco van Tijn	Director

/s/ David N. Wormley

David N. Wormley	Director

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

     I, Allen Carlson, certify that:

     1.   I have reviewed this annual report on Form 10-K of Sun Hydraulics Corporation;

     2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 6, 2003	By:	/s/ Allen Carlson Allen Carlson Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Richard J. Dobbyn, certify that:

1.   I have reviewed this annual report on Form 10-K of Sun Hydraulics Corporation;

     2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 6, 2003	By:	/s/ Richard J. Dobbyn Richard J. Dobbyn Chief Financial Officer