Form 10-Q
period 2003-03-29
SUN HYDRAULICS CORP
filed 2003-05-13
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243

(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

     The Registrant had 6,451,278 shares of common stock, par value $.001, outstanding as of May 8, 2003.

Sun Hydraulics Corporation
INDEX
For the quarter ended March 29, 2003

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets
(in thousands, except share data)

	March 29, 2003	December 28, 2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,946	$3,958
Accounts receivable, net of allowance for doubtful accounts of $179 and $194	6,924	5,690
Inventories	6,271	6,846
Other current assets	727	810

Total current assets	17,868	17,304
Property, plant and equipment, net	43,208	43,987
Other assets	1,018	994

Total assets	$62,094	$62,285

Liabilities, Redeemable Common Stock and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,036	$1,706
Accrued expenses and other liabilities	1,402	1,081
Long-term debt due within one year	1,439	1,421
Dividends payable	258	258
Taxes payable	103	10

Total current liabilities	5,238	4,476
Long-term debt due after one year	7,938	8,190
Deferred income taxes	4,076	4,092
Other noncurrent liabilities	365	378

Total liabilities	17,617	17,136
Redeemable Common Stock	2,250	2,250
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 6,448,406 shares outstanding	6	6
Capital in excess of par value	22,690	22,690
Unearned compensation related to outstanding restricted stock	(137)	(170)
Retained earnings	19,748	19,750
Accumulated other comprehensive (loss)/income	(80)	623

Total shareholders’ equity	42,227	42,899
Total liabilities, redeemable common stock, and shareholders’ equity	$62,094	$62,285

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended

	March 29, 2003	March 30, 2002

	(unaudited)	(unaudited)
Net sales	$16,425	$15,613
Cost of sales	12,347	11,921

Gross profit	4,078	3,692
Selling, engineering and administrative expenses	3,620	3,309

Operating income	458	383
Interest expense	140	166
Foreign currency transaction gain	(61)	(8)
Miscellaneous expense	5	25

Income before income taxes	374	200
Income tax provision	118	72

Net income	$256	$128

Basic net income per common share	$0.04	$0.02
Weighted average basic shares outstanding	6,448	6,425
Diluted net income per common share	$0.04	$0.02
Weighted average diluted shares outstanding	6,604	6,578

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income/(Loss) (unaudited)
(in thousands)

					Unearned
					Compensation		Accumulated
				Capital in	related to	Retained	other
		Preferred	Common	excess of	restricted	earnings	comprehensive
	Shares	Stock	stock	par value	stock	(loss)	income/(loss)	Total

Balance, December 28, 2002	6,446	$—	$6	$22,690	$(170)	$19,750	$623	$42,899
Shares issued	2				33			33
Dividends declared								(258)
						(258)
Comprehensive income:
Net income						256		256
Foreign currency translation adjustments							(703)	(703)

Comprehensive loss								(447)

Balance, March 29, 2003	6,448	$—	$6	$22,690	$(137)	$19,748	(80)	$42,227

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows
(in thousands)

	Three months ended

	March 29, 2003	March 30, 2002

	(unaudited)	(unaudited)
Cash flows from operating activities:	$256	$128
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,316	1,320
Loss on disposal of assets	—	41
Provision for deferred income taxes	(16)	(4)
Allowance for doubtful accounts	(15)	(27)
Amortization of compensation expense	33	89
(Increase) decrease in:
Accounts receivable	(1,219)	(2,158)
Inventories	575	(99)
Taxes receivable	—	668
Other current assets	83	222
Other assets	(24)	(47)
Increase (decrease) in:
Accounts payable	330	519
Accrued expenses and other liabilities	321	89
Taxes payable	93	6
Other liabilities	(13)	(12)

Net cash provided by operating activities	1,720	735
Cash flows from investing activities:
Capital expenditures	(538)	(1,452)
Proceeds from dispositions of equipment	1	11

Net cash used in investing activities	(537)	(1,441)
Cash flows from financing activities:
Repayment of debt	(234)	(427)
Proceeds from stock issuance	0	53
Dividends to shareholders	(258)	(257)

Net cash used in financing activities	(492)	(631)
Effect of exchange rate changes on cash and cash equivalents	(703)	96
Net decrease in cash and cash equivalents	(12)	(1,241)
Cash and cash equivalents, beginning of period	3,958	3,611
Cash and cash equivalents, end of period	3,946	2,370
Supplemental disclosure of cash flow information:
Cash paid/(received):
Interest	$140	$166
Income taxes	$41	$(598)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2002, filed by Sun Hydraulics Corporation (the “Company”) with the Securities and Exchange Commission on March 28, 2003. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three month period ended March 29, 2003, are not necessarily indicative of the results that may be expected for the period ended December 27, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FAS 123, Accounting for Stock-Based Compensation, and has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts below. The pro forma amounts were determined using the Black-Scholes valuation model with weighted average assumptions as set forth below.

	For the three months ended

	March 29, 2003	March 28, 2002

Net income:
As reported	$256	$128
Pro forma expense	22	22
Pro forma	234	106

Basic earnings per common share:
As reported	$0.04	$0.02
Pro forma	0.04	0.02

Diluted earnings per common share:
As reported	$0.04	$0.02
Pro forma	0.04	0.02

Assumptions
Risk-free interest rate	3.60%	5.00%
Expected lives (in years)	6.5	6.5
Expected volatility	18.00%	40.00%
Dividend yield	1.97%	2.00%

3. NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others (an interpretation of FAS No. 5, 57, and 107 and rescission of FAS Interpretation No. 34), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The Company guarantees a loan of its German subsidiary totaling approximately $250. The debt is recorded in the consolidation, see note 7.

On January 17, 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which imposes a new approach in determining if a reporting entity should consolidate legal entities defined as variable interest entities (VIE). A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of the three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003.

The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. Based on a preliminary review, Sun Hydraulics does not believe that its investment in the China Joint Venture is a VIE and within the scope of FIN 46.

4. BUSINESS

Sun Hydraulics Corporation and its wholly-owned subsidiaries (the “Company”) design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, and China. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility.

5. INVENTORY

	March 29, 2003	December 28, 2002

Raw materials	$2,233	$2,239
Work in process	2,505	2,611
Finished goods	1,533	1,996

Total	$6,271	$6,846

6. GOODWILL

On March 29, 2003, the Company had $715 of goodwill, net of amortization of $157, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 28, 2002. The analysis indicated that there was no impairment on the carrying value of the goodwill. As of March 29, 2003, the fair value of the goodwill continued to exceed its carrying value.

7. LONG-TERM DEBT

	March 29, 2003	December 28, 2002

$4,412 five-year note, collateralized by U.S. equipment, fixed interest rate 5.3%, due December 23, 2006.	$4,285	$2,980
$3,872 10-year mortgage note with 20-year amortization schedule on the U.S. Manatee County facility, fixed interest rate of 6.5%, due December 1, 2011.	2,749	4,315
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	1,099	1,094
10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	1,147	1,115
Other	97	107

	9,377	9,611
Less amounts due within one year	(1,439)	(1,421)

Total	$7,938	$8,190

The Company has two revolving lines of credit agreements totaling $8,758 with various banks. Interest rates on these credit facilities are variable based on the prime rate in the U.S. and the equivalent rate in the U.K. The line of credit in the U.S. and the U.K expire in 2004 and 2006, respectively. Neither of these arrangements contains pre-payment penalties and there were no outstanding balances at March 29, 2003, or December 28, 2002.

Certain of these debt instruments are subject to debt covenants including 1) consolidated net working capital (as defined) of not less than $2,000 and a current ratio (as defined) not less than 1.2:1.0 at all times during the term of the loan, 2) tangible net worth (as defined) for the fiscal year 2001 at a minimum of $35,000, with tangible net worth (as defined) increases for subsequent fiscal years of at least 50% of net income for the immediately preceding fiscal year, 3) consolidated debt service coverage ratio (as defined) throughout the term of the loan at a minimum of 1.25:1.0 on a calendar year basis, and 4) liabilities to net worth ratio (as defined) at a maximum of 1.5:1.0. As of March 29, 2003, the Company was in compliance with all debt covenants.

8. REDEEMABLE COMMON STOCK

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

At March 29, 2003, the average closing price of Sun’s common stock for the previous 15 full trading days was $8.15 per share. A 15% discount from this price would result in a repurchase price per share of $6.93. At this price, Sun would repurchase approximately 325,000 shares from the Koski Partnership for $2,250 in cash, if requested to do so. On the Company’s balance sheet, $2,250 has been transferred from Capital in Excess of Par into Redeemable Common Stock. Upon execution of the put option by the Koski Partnership, the Company will record treasury stock in the amount of $2,250.

9. SEGMENT REPORTING

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

Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated

Three Months Ended March 29, 2003
Sales to unaffiliated customers	$10,114	$1,532	$2,266	$2,513	$—	$16,425
Intercompany sales	2,955	—	7	342	(3,304)	—
Operating income/(loss)	133	127	256	(128)	70	458
Depreciation	925	29	91	271	—	1,316
Capital expenditures	325	28	29	156	—	538
Three Months Ended March 30, 2002
Sales to unaffiliated customers	$9,734	$1,563	$1,726	$2,590	$—	$15,613
Intercompany sales	3,050	—	6	489	(3,545)	—
Operating income	15	79	104	245	(60)	383
Depreciation and amortization	1,044	30	71	175	—	1,320
Capital expenditures	477	25	12	938	—	1,452

Operating income is total sales and other operating income less operating expenses. In computing segment operating income/(loss), interest expense and net miscellaneous income (expense) have not been deducted (added).

Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $1,769 and $1,690 during the three months ended March 29, 2003, and March 30, 2002, respectively.

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

Net sales for the quarter ended March 29, 2003, were $16.4 million, an increase of $0.9 million, or 5.8%, from the previous quarter ended December 28, 2002, and an increase of $0.8 million, or 5.2%, compared to net sales for the quarter ended March 30, 2002. Net income for the quarter ended March 29, 2002 was $0.3 million, or 1.6% of net sales, compared to $0.1 million, or 0.8% of net sales for the same quarter last year. Both basic and diluted earnings per share for the quarter ended March 29, 2003, were $0.04 compared to $0.02 for the quarter ended March 30, 2002.

The 5.2% increase in net sales this quarter compared to the same quarter last year consisted of a 2.5% increase in domestic sales and an 8.0% increase in foreign sales. Worldwide net sales decreased approximately 2% when adjusted for the effect of exchange rates, reflecting continued softness in the capital goods markets. The German and Korean operations contributed heavily to net income this quarter.

Order Trend Improves

Orders for the three months ended March 29, 2003, were $18.2 million. This was a $1.5 million, or 8.9%, increase from the three months ended March 30, 2002, and a $2.9 million, or 19.1%, increase compared to the previous quarter. The 8.9% increase from the first quarter last year included a 1.2% decrease in domestic orders and a 20.6% increase in international orders.

Outlook

The financial results of the second quarter of 2003 are projected to be similar to the second quarter of 2002 when net income of $0.12 per share was earned on sales of $17.4 million. Management is unable to make a meaningful projection of sales for the year due to the uncertainty in global economic conditions.

Management believes that for the next few years the Company’s capital investment levels will be lower than in past years. Investments in people and related marketing support will continue in order to enter new markets in the U.S. and abroad. The capital investments in the past have positioned the Company to meet customer demand and management believes they are beginning to see the early stages of an economic recovery. The recent and ongoing marketing investments will accelerate future growth rates.

COMPARISON OF THREE MONTHS ENDED MARCH 29, 2003 AND MARCH 30, 2002

Net Sales

Net sales for the quarter ended March 29, 2003, were $16.4 million, an increase of $0.8 million, or 5.2%, from $15.6 million for the quarter ended March 30, 2002. Domestic net sales increased 2.5%, or $0.2 million, in the first quarter of 2003 compared to 2002. International net sales increased 8.0%, or $0.6 million. German sales increased 31.3%, while sales from Korea and the United Kingdom were down slightly at 1.9% and 3.0%, respectively. Total net sales decreased approximately 2.0% when adjusted for the effect of exchange rates, reflecting product sales volume decreases in the United Kingdom, Germany, and Korea.

Gross Profit

Gross profit increased 10.5%, or $0.4 million, to $4.1 million in the quarter ended March 29, 2003, compared to $3.7 million for the quarter ended March 30, 2002. Gross profit as a percentage of net sales increased to 24.8% in the first quarter of 2003, compared to 23.6% in the first quarter of 2002. The major reason for the increase in gross profit as a percentage of net sales was lower material costs in the German and Korean operations due to the strength of local currencies against the U.S. dollar for material purchases made in U.S. dollars.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 9.4%, or $0.3 million, to $3.6 million for the quarter ended March 29, 2003, compared to the quarter ended March 30, 2002. The increase was primarily due to website development costs and insurance in the United States, and in outside services and training costs for planned business system upgrades in the U.K. and U.S.

Interest Expense

Interest expense for the quarter ended March 29, 2003, $0.1 million compared to $0.2 million for the quarter ended March 30, 2002. Total average debt between the quarter ended March 30, 2002 and March 29, 2003 was reduced by $1.0 million.

Foreign Currency Transaction (Gain) Loss

Foreign currency transaction gain of $0.1 million in the quarter ended March 29, 2003, was due primarily to the gain of the Euro against the U. S. Dollar in the German operation.

Income Taxes

The provision for income taxes for the quarter ended March 29, 2003, was 31.6% of pretax income compared to 36.0% for the quarter ended March 30, 2002. The change was due to the relative mix of income and different tax rates in effect among the countries in which the Company sells its products.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary source of capital has been cash generated from operations, although fluctuations in working capital requirements have been met through borrowings under revolving lines of credit. The Company’s principal uses of cash have been to pay operating expenses, make capital expenditures, pay dividends to shareholders, and service debt.

Cash from operations for the three months ended March 29, 2003, was $1.7 million. This compares with $0.6 million for the three months ended March 30, 2002. The $1.1 million increase was due to better utilization of working capital. Days sales outstanding (DSO) were 38 and 40 at March 29, 2003, and March 30, 2002, respectively. DSO was down slightly in the U.S. and U.K., offset by increased DSO in Korea. Inventory turns were 7.9 and 6.5 at March 29, 2003, and March 30, 2002, respectively. Inventory improved across all business segments, except Korea.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $0.5 million for the three months ended March 29, 2003, compared to $1.5 million for the quarter ended March 30, 2002. Prior year expenses included the building addition in the U.K. Capital expenditures for the year are expected to be $4.0 million. Capital expenditures are planned to be financed out of cash on hand and cash from operations without any additions to debt.

The Company believes that cash generated from operations and its borrowing availability under its revolving lines of credit will be sufficient to satisfy the Company’s operating expenses and capital expenditures for the foreseeable future.

The Company declared a quarterly dividend of $0.04 per share to shareholders of record on March 31, 2003, which was paid on April 15, 2003.

SEASONALITY AND INFLATION

The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. The Company does not believe that inflation had a material effect on its operations for the periods ended March 29, 2003, and March 30, 2002. There can be no assurance, however, that the Company’s business will not be affected by inflation in the future.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business” (including under the subheading “Business Risk Factors”) in the Company’s Form 10-K for the year ended December 28, 2002 and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended March 29, 2003. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At March 29, 2003, the Company had approximately $0.1 million in variable-rate debt outstanding and, as such, the market risk is immaterial. The Company manages this risk by selecting debt financing at its lenders’ prime rate less 1%, or the Libor rate plus 2.0%, whichever is more advantageous.

ITEM 4. Controls and Procedures

     Within 90 days prior to the date of filing this Quarterly Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 29, 2003, and the evaluation date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date our evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated by reference herein).
4.1	Mortgage, dated June 14, 1996, between Sun Hydraulics Corporation, Suninco Inc., and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.14 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).
4.2	Revolving Loan Facility letter agreement, dated July 30, 1996, in the amount of £800,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.17 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

Exhibit
Number	Exhibit Description

4.3	Overdraft and Other Facilities letter agreement, dated June 7, 1996, in an amount not to exceed £250,000, between Sun Hydraulics Ltd. and Lloyds Bank Plc. (previously filed as Exhibit 4.18 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).
4.4	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).
4.5	Security Agreement, dated July 23, 1999, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).
4.6	Promissory Note, dated July 23, 1999, in the amount of $7,500,000.00, between the Company and Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference).
4.7	First Amendment to Security Agreement, dated July 23, 2000, by and among Northern Trust Bank of Florida, N.A. and Sun Hydraulics Corporation. (previously filed as Exhibit 4.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.8	Master Note, dated July 23, 2000, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
4.9	Amended and Restated Loan Agreement by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated November 1, 2000 (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 30, 2000 and incorporated herein by reference.)
4.10	Second Amended and Restated Loan Agreement (Line of Credit) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation, Sun Hydraulik Holdings Limited, Sun Hydraulics Limited and Sun Hydraulik GmbH dated January 2002 (previously filed as Exhibit 4.30 to the Company’s Annual Report on Form 10-K for the quarter ended December 28, 2002 and incorporated herein by reference.)
4.11	Modification Note (Line of Credit), dated December 1, 2001, in the amount of $7,500,000.00, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the quarter ended December 28, 2002 and incorporated herein by reference.)
4.12	Amended and Restated Loan Agreement (Mortgage Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated January 2002 (previously filed as Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the quarter ended December 28, 2002 and incorporated herein by reference.)

Exhibit
Number	Exhibit Description

4.13	Modification Note (Mortgage Loan), dated December 1, 2001, in the amount of $4,425,219.37, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the quarter ended December 28, 2002 and incorporated herein by reference.)
4.14	Amended and Restated Loan Agreement (Equipment Loan) by and among Northern Trust Bank of Florida, N.A., Sun Hydraulics Corporation dated January 2002 (previously filed as Exhibit 4.34 to the Company’s Annual Report on Form 10-K for the quarter ended December 28, 2002 and incorporated herein by reference.)
4.15	Modification Note (Equipment Loan), dated December 1, 2001, in the amount of $3,871,754.35, made by Sun Hydraulics Corporation in favor of Northern Trust Bank of Florida, N.A. (previously filed as Exhibit 4.35 to the Company’s Annual Report on Form 10-K for the quarter ended December 28, 2002 and incorporated herein by reference.)
4.16	Stock Repurchase Agreement, dated June 22, 2002, between Sun Hydraulics Corporation and the Koski Family Limited Partnership (previously filed as Exhibit 99.2 to the Company’s Form 8-K dated July 2, 2002 and incorporated herein by reference.)
10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).
10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).
10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).
10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).
10.5+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).
10.6+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference.)
10.7+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference.)
99.1	CEO Certification pursuant to 18 U.S.C. § 1350, dated March 13, 2003.
99.2	CFO Certification pursuant to 18 U.S.C. § 1350, dated March 13, 2003.

+	Executive management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

1.	Report on Form 8-K (dated March 4, 2003) filed March 5, 2003, announcing the Company’s 2002 fiscal year end financial results and declaration of dividend.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 13, 2003.

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

Dated:	March 13, 2003	By:	/s/ Allen Carlson

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

Dated:	March 13, 2003	By:	/s/ Richard J. Dobbyn

Richard J. Dobbyn Chief Financial Officer