Form 10-Q
period 2003-06-28
SUN HYDRAULICS CORP
filed 2003-08-12
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003                                      Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243

(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

     The Registrant had 6,674,091 shares of common stock, par value $.001, outstanding as of August 8, 2003.

Sun Hydraulics Corporation
INDEX
For the quarter ended June 28, 2003

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of June 28, 2003 (unaudited) and December 28, 2002	3
Consolidated Statements of Operations for the Three Months Ended June 28, 2003 (unaudited) and June 29, 2002 (unaudited)	4
Consolidated Statements of Operations for the Six Months Ended June 28, 2003 (unaudited) and June 29, 2002 (unaudited)	5
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the six Months Ended June 28, 2003 (unaudited)	6
Consolidated Statements of Cash Flows for the Six Months Ended June 28, 2003 (unaudited) and June 29, 2002 (unaudited)	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Forward Looking Information	17
PART II. OTHER INFORMATION	18
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets
(in thousands, except share data)

	June 28, 2003	December 28, 2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,000	$3,958
Accounts receivable, net of allowance for doubtful accounts of $209 and $194	8,182	5,690
Inventories	7,123	6,846
Other current assets	713	810

Total current assets	20,018	17,304
Property, plant and equipment, net	42,334	43,987
Other assets	1,266	994

Total assets	$63,618	$62,285

Liabilities, Redeemable Common Stock and Shareholder’s Equity
Current liabilities:
Accounts payable	$2,290	$1,706
Accrued expenses and other liabilities	1,764	1,081
Long-term debt due within one year	1,470	1,421
Dividends payable	258	258
Taxes payable	482	10

Total current liabilities	6,264	4,476
Long-term debt due after one year	7,652	8,190
Deferred income taxes	4,088	4,092
Other noncurrent liabilities	353	378

Total liabilities	18,357	17,136
Redeemable Common Stock	2,250	2,250
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 6,451,278 shares outstanding	6	6
Capital in excess of par value	22,728	22,690
Unearned compensation related to outstanding restricted stock	(105)	(170)
Retained earnings	20,304	19,750
Accumulated other comprehensive income	78	623

Total shareholders’ equity	43,011	42,899
Total liabilities, redeemable common stock, and shareholders’ equity	$63,618	$62,285

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended

	June 28, 2003	June 29, 2002

	(unaudited)	(unaudited)
Net sales	$18,912	$17,413
Cost of sales	13,383	12,887

Gross profit	5,529	4,526
Selling, engineering and administrative expenses	4,267	3,142

Operating income	1,262	1,384
Interest expense	138	136
Foreign currency transaction (gain)/loss	(127)	13
Miscellaneous (income)/expense, net	(29)	47

Income before income taxes	1,280	1,188
Income tax provision	464	414

Net income	$816	$774

Basic net income per common share	$0.13	$0.12
Weighted average basic shares outstanding	6,451	6,429
Diluted net income per common share	$0.12	$0.12
Weighted average diluted shares outstanding	6,598	6,573

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations
(in thousands, except per share data)

	Six months ended

	June 28, 2003	June 29, 2002

	(unaudited)	(unaudited)
Net sales	$35,337	$33,026
Cost of sales	25,730	24,807

Gross profit	9,607	8,219
Selling, engineering and administrative expenses	7,887	6,451

Operating income	1,720	1,768
Interest expense	279	302
Foreign currency transaction	(189)	(10)
Miscellaneous (income)/expense, net	(22)	87

Income before income taxes	1,652	1,389
Income tax provision	582	487

Net income	$1,070	$902

Basic net income per common share	$0.17	$0.14
Weighted average basic shares outstanding	6,450	6,429
Diluted net income per common share	$0.16	$0.14
Weighted average diluted shares outstanding	6,596	6,570

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income/(Loss) (unaudited)
(in thousands)

					Unearned
					Comprehensive		Accumulated
				Capital in	related to	Retained	other
		Preferred	Common	excess of	restricted	earnings	comprehensive
	Shares	Stock	stock	par value	stock	(loss)	income/(loss)	Total

Balance, December 28, 2002	6,446	$—	$6	$22,690	$(170)	$19,750	$623	$42,899
Shares issued	5			38	65			103
Dividends declared						(516)		(516)
Comprehensive income:
Net income						1,070		1,070
Foreign currency translation adjustments							(545)	(545)

Comprehensive loss								525

Balance, June 28, 2003	6,451	$—	$6	$22,728	$(105)	$20,304	$78	$43,011

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows
(in thousands)

	Six months ended

	June 28, 2003	June 29, 2002

	(unaudited)	(unaudited)
Cash flows from operating activities:	$1,070	$902
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,646	2,651
Loss on disposal of assets	367	148
Provision for deferred income taxes	(4)	1
Allowance for doubtful accounts	15	(27)
Amortization of compensation expense	65	115
(Increase) decrease in:
Accounts receivable	(2,507)	(1,935)
Inventories	(277)	27
Taxes receivable	—	668
Other current assets	97	188
Other assets	(272)	(49)
Increase (decrease) in:
Accounts payable	584	623
Accrued expenses and other liabilities	683	260
Taxes payable	472	477
Other liabilities	(25)	(24)

Net cash provided by operating activities	2,914	4,025
Cash flows from investing activities:
Capital expenditures	(1,370)	(3,388)
Proceeds from dispositions of equipment	10	53

Net cash used in investing activities	(1,360)	(3,335)
Cash flows from financing activities:
Repayment of debt	(489)	(448)
Proceeds from stock issuance	38	73
Dividends to shareholders	(516)	(514)

Net cash used in financing activities	(967)	(889)
Effect of exchange rate changes on cash and cash equivalents	(545)	61
Net increase/(decrease) in cash and cash equivalents	42	(138)
Cash and cash equivalents, beginning of period	3,958	3,611
Cash and cash equivalents, end of period	4,000	3,473
Supplemental disclosure of cash flow information:
Cash paid/(received):
Interest	$279	$302
Income taxes	$114	$(659)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF BUSINESS

Sun Hydraulics Corporation and its wholly-owned subsidiaries design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, and China. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, is a sales and technical support office. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2002, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 28, 2003. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and six month periods ended June 28, 2003, are not necessarily indicative of the results that may be expected for the period ended December 27, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

The Company has adopted the disclosure only provisions of Statements of Financial Accounting Standards (FAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FAS 123, Accounting for Stock-Based Compensation, has elected to follow Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts below. The pro forma amounts were determined using the Black-Scholes valuation model with weighted average assumptions as set forth below.

	For the three months ended

	June 28, 2003	June 29, 2002

Net income as Reported	$816	$774
Stock Compensation Expense calculated under FAS 123	14	14
Pro Forma Net Income	802	760
Basic earnings per common share:
As reported	$0.13	$0.12
Pro forma	0.12	0.12
Diluted earnings per common share:
As reported	$0.12	$0.12
Pro forma	0.12	0.12
Assumptions
Risk-free interest rate	3.58%	4.82%
Expected lives (in years)	6.5	6.5
Expected volatility	18.00%	18.00%
Dividend yield	2.20%	1.99%

3. INVENTORY

	June 28, 2003	December 28, 2002

Raw materials	$2,701	$2,239
Work in process	2,490	2,611
Finished goods	1,932	1,996

Total	$7,123	$6,846

4. GOODWILL

On June 28, 2003, the Company had $715 of goodwill, net of cumulative amortization of $157, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 28, 2002. The analysis indicated that there was no impairment on the carrying value of the goodwill. As of June 28, 2003, the fair value of the goodwill continued to exceed its carrying value.

5. LONG-TERM DEBT

	June 28, 2003	December 28, 2002

$4,412 five-year note, collateralized by U.S. equipment, fixed interest rate 5.3%, due December 23, 2006.	$4,256	$2,980
$3,872 10-year mortgage note with 20-year amortization schedule on the U.S. Manatee County facility, fixed interest rate of 6.5%, due December 1, 2011.	2,516	4,315
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	1,116	1,094
10-year notes, fixed interest rates ranging from 3.5 - 5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	1,136	1,115
Other	98	107

	9,122	9,611
Less amount due within one year	(1,470)	(1,421)

Total	$7,652	$8,190

The Company has two revolving lines of credit agreements totaling $8,819 with various banks. Interest rates on these credit facilities are variable based on the prime rate in the U.S. and the equivalent rate in the U.K. The lines of credit in the U.S. and the U.K. expire in 2004 and 2006, respectively. Neither of these arrangements contains pre-payment penalties and there were no outstanding balances at June 28, 2003, or December 28, 2002.

Certain of these debt instruments are subject to debt covenants including 1) consolidated net working capital (as defined) of not less than $2,000 and a current ratio (as defined) not less than 1.2:1.0 at all times during the term of the loan, 2) tangible net worth (as defined) for the fiscal year 2001 at a minimum of $35,000, with tangible net worth (as defined) increases for subsequent fiscal years of at least 50% of net income for the immediately preceding fiscal year, 3) consolidated debt service coverage ratio (as defined) throughout the term of the loan at a minimum of 1.25:1.0 on a calendar year basis, and 4) liabilities to net worth ratio (as defined) at a maximum of 1.5:1.0. As of June 28, 2003, the Company was in compliance with all debt covenants.

On July 23, 2003, the Company completed a recapitalization which refinanced existing debt in the U.S. and further leveraged assets. The new financing consists of a Term Loan of $11 million and a secured revolving Line of Credit of $12 million. The Term Loan is secured by the Company’s U.S. land and buildings, with monthly principal and interest payments based upon a 20-year amortization schedule, and with all remaining principal and interest due in June 2008. The Line of Credit is secured by all of the Company’s U.S. and foreign assets, excluding land and buildings, requires monthly payments of interest only, and is payable in full in June 2006. Both the Term Loan and the Line of Credit have a floating interest rate for the first year of 1) 1.9% over LIBOR, or 2) Prime Rate, at the Company’s discretion; thereafter, the rates will vary based upon the Company’s leverage ratio.

See the Credit and Security Agreement between the Company and SouthTrust Bank which is filed with this Form 10-Q as Exhibit 4.17.

6. REDEEMABLE COMMON STOCK

On June 22, 2002, the Company entered into a standby Stock Repurchase Agreement with the Koski Family Limited Partnership, which owns approximately 36% of the outstanding shares of the Company’s common stock. Under the Agreement, the Company agreed to purchase, if requested to do so, up to $2,250 worth of Sun common stock from the Koski Partnership on a one time basis, until June 22, 2004. The repurchase would be at a per share price of either (i) $7.00 per share, or (ii) 15% less than the average closing price per share of the common stock for the 15 full trading days immediately preceding the closing date, whichever is lower.

At June 28, 2003, the average closing price of Sun’s common stock for the previous 15 full trading days was $7.78 per share. A 15% discount from this price would result in a repurchase price per share of $6.61. At this price, Sun would repurchase approximately 340,000 shares from the Koski Partnership for $2,250 in cash. On the Company’s balance sheet, $2,250 has been transferred from Capital in Excess of Par into Redeemable Common Stock. Upon execution of the put option by the Koski Partnership, the Company would record treasury stock in the amount of $2,250.

7. SEGMENT REPORTING

The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers and distributors of hydraulic components. The Company is multinational with operations in the United States, and subsidiaries in the United Kingdom, Germany, France, and Korea. In computing operating profit for the foreign subsidiaries, no allocations of general corporate expenses have been made. Management bases its financial decisions by the geographical location of its operations.

Identifiable assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company.

Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated

Three Months Ended June 28, 2003
Sales to unaffiliated customers	$11,151	$2,013	$2,368	$3,380	$—	$18,912
Intercompany sales	3,920	—	17	367	(4,304)	—
Operating income/(loss)	1,166	226	238	(337)	(31)	1,262
Depreciation	927	29	100	274	—	1,330
Capital expenditures	605	4	63	160	—	832
Three Months Ended June 29, 2002
Sales to unaffiliated customers	$11,468	$1,644	$1,577	$2,723	$—	$17,413
Intercompany sales	2,937	—	13	431	(3,381)	—
Operating income	958	124	53	285	(35)	1,384
Depreciation	1,048	29	74	179	—	1,330
Capital expenditures	591	23	31	1,291	—	1,936
Six Months Ended June 28, 2003
Sales to unaffiliated customers	$21,265	$3,545	$4,634	$5,893	$—	$35,337
Intercompany sales	6,876	—	24	708	(7,608)	—
Operating income/(loss)	1,299	353	494	(465)	39	1,720
Depreciation	1,852	57	191	546	—	2,646
Capital expenditures	931	32	92	315	—	1,370
Six Months Ended June 29, 2002
Sales to unaffiliated customers	$21,203	$3,207	$3,303	$5,312	$—	$33,026
Intercompany sales	5,987	—	19	920	(6,926)	—
Operating income	972	203	157	532	(95)	1,768
Depreciation	2,093	59	145	354	—	2,651
Capital expenditures	1,069	48	43	2,228	—	3,388

Operating income is total sales and other operating income less operating expenses. In computing segment operating income/(loss), interest expense and net miscellaneous income (expense) have not been deducted (added).

Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $2,075 and $1,963 during the three months ended June 28, 2003, and June 29, 2002, respectively.

8. NEW ACCOUNTING PRONOUNCEMENTS

During November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others (an interpretation of FAS No. 5, 57, and 107 and rescission of FAS Interpretation No. 34), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. Sun Hydraulics Corporation guarantees a loan of its German subsidiary totaling approximately $250. The debt is recorded in the consolidation, see note 6.

During January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which imposes a new approach in determining if a reporting entity should consolidate legal entities defined as variable interest entities (VIE). A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of the three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003.

The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. The Company does not believe that its investment in the China Joint Venture is a VIE and within the scope of FIN 46.

During May 2003, the FASB issued FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that an issuer classify certain financial instruments as a liability or an asset. Previously, many financial instruments with characteristics of both liabilities and equity were classified as equity. Financial instruments subject to FAS 150 include financial instruments with any of the following features:

·   An unconditional redemption obligation at a specified or determinable date, or upon an event that is certain to occur;

·   An obligation to repurchase shares, or indexed to such an obligation, and may require physical share or net cash settlement;

·   An unconditional, or for new issuances conditional, obligation that may be settled by issuing a variable number of equity shares if either (a) a fixed monetary amount is known at inception, (b) the variability is indexed to something other than the fair value of the issuer’s equity shares, or (c) the variability moves inversely to changes in the fair value of the issuer’s shares.

The standard requires that all such instruments be classified as a liability, or an asset in certain circumstances, and initially measured at fair value. Forward contracts that require a fixed physical share settlement and mandatorily redeemable financial instruments must be subsequently re-measured at fair value on each reporting date.

This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments, at the beginning of the first interim period beginning after June 15, 2003. The Company expects to reclassify its redeemable common stock to long-term liabilities upon the adoption of the standard.

9. SUBSEQUENT EVENTS

On July 30, 2003, the Company declared a special dividend of $2 per share payable on August 18, 2003, to shareholders of record as of August 11, 2003. On July 23, 2003, the Company completed a recapitalization which refinanced existing debt in the U.S. and further leveraged assets in order to pay the special dividend. See footnote 5 for a description of the new financing. At current rates, interest expense for the first year will increase approximately $0.2 million from the current charge of $0.6 million. The recapitalization is projected to increase the debt to equity ratio from 20% at the end of the second quarter to 60% at the end of the third quarter.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally, primarily though independent distributors. Sales outside the United States for the six months ended June 28, 2003, consisted of 53% of total net sales. Approximately 66% of product sales are used by the mobile market, characterized by applications where the equipment is not fixed in place, the operating environment is often unpredictable, and duty cycles are generally moderate to low. The remaining 34% of sales are used by industrial markets, which are characterized by equipment that is fixed in place, typically in a controlled environment, with higher pressures and duty cycles. The Company sells to both markets with a single product line.

Net sales for the quarter ended June 28, 2003, were $18.9 million, an increase of $1.5 million, or 8.6%, from the quarter ended June 29, 2002, and an increase of $2.5 million, or 15.2%, compared to net sales for the quarter ended March 29, 2003. Net income was $0.8 million for the quarters ended June 28, 2003, and June 29, 2002, representing 4.3% and 4.4% of net sales, respectively. Net income this period included a write off of development costs for an application software project in the United Kingdom. Excluding this write off, net income would have been $1.1 million, or 5.6% of net sales. Basic and diluted earnings per share for the quarter ended June 28, 2003, were $0.13 and $0.12, respectively, compared to $0.12 for the quarter ended June 29, 2002.

The 8.6% increase in net sales this quarter compared to the same quarter last year consisted of a 6.2% decrease in domestic sales and a 25.2% increase in foreign sales. The North American manufacturing sector of the economy still is not seeing signs of a recovery. The Company’s international net sales increased approximately 12% when adjusted for the effect of exchange rates. Management believes the Company is gaining market share in some segments, particularly in central Europe where sales increased in the face of difficult economic times.

Prime or variable manufacturing costs in the United States decreased as a percent of sales in the current quarter compared to the same quarter last year. Management believes that this is an indication of the Company’s productivity improvements and ability to significantly improve operating margins as the economy recovers and the top line grows.

Special Dividend

On July 23, 2003, the Company completed a recapitalization which refinanced existing debt and further leveraged assets in order to pay a special dividend of $2 per share on August 18, 2003, for holders of record as of August 11, 2003. The new financing consists of a term loan of approximately $11 million and a secured line of credit of $12 million. The minimum principal payments required under the new debt structure will be $0.4 million as compared $1.1 million before capitalization. The interest rates are based on LIBOR and interest expense for the first year at current rates is projected to increase approximately $200,000 to $800,000. The recapitalization is projected to increase the debt to equity ratio from 20% at the end of the second quarter to 60% at the end of the third quarter. This financing is expected to give the Company flexibility to maintain investments for the long term and to continue paying a quarterly dividend.

Software Write Off

Approximately $0.4 million of capitalized software costs related to upgrading the integrated manufacturing system in the United Kingdom operation was written off in the second quarter. The installation of this highly customized software was aborted due to major flaws in the system. The Company has decided that it is not feasible to continue this project and intends to seek remedy from the software developer.

Outlook

Sales for the third quarter are projected to be $17.0 million, with net income of $0.06 per share, compared to third quarter 2002 sales and net income of $16.0 million and $0.08 per share. The anticipated decrease in net income, despite the higher sales volume and increased productivity, is attributed to increased marketing and administrative costs, including $0.3 million related to the Company’s re-capitalization and special dividend distribution.

COMPARISON OF THREE MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002

Net Sales

Net sales for the quarter ended June 28, 2003, were $18.9 million, an increase of $1.5 million, or 8.6%, from $17.4 million for the quarter ended June 29, 2002. Domestic net sales decreased 6.2%, or $0.6 million, in the second quarter of 2003 compared to 2002. International net sales increased 25.2%, or $2.1 million, across all business segments with increases in Germany, the United Kingdom, and Korea of 50.2%, 24.1%, and 22.4%, respectively. International sales increased approximately 12% when adjusted for the effect of exchange rates.

Gross Profit

Gross profit increased 22.2%, or $1.0 million, to $5.5 million in the quarter ended June 28, 2003, compared to $4.5 million for the quarter ended June 29, 2002. Gross profit as a percentage of net sales increased to 29.2% in the second quarter of 2003, compared to 26.0% in the second quarter of 2002. In addition to higher sales volume, the increase in gross profit as a percentage of net sales was due to productivity improvements in the U.S. operation and lower material costs in the German and Korean operations due to the strength of local currencies against the U.S. dollar. Gross profit as a percent of sales in the U.K. operation decreased because of lower productivity and incremental costs related to the system conversion costs.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 35.8%, or $1.1 million, to $4.3 million for the quarter ended June 28, 2003, compared to the quarter ended June 29, 2002. The increase was primarily due to a $0.4 million capitalized software write off in the United Kingdom, system conversion costs in the United Kingdom, professional fees, website development costs and trade show expenses. Selling, engineering and administrative expenses increased $0.3 million, or 7.9%, from the quarter ended March 29, 2003, excluding the software write off.

Interest Expense

Interest expense for the quarter ended June 28, 2003, was $0.1 million, equal to the same period last year.

Foreign Currency Transaction (Gain)/Loss

Foreign currency transaction gain of $0.1 million in the quarter ended June 28, 2003, was due primarily to the gain of the Euro against the U. S. Dollar in the German operation and the gain of the Won against the U. S. Dollar in Korean operation.

Income Taxes

     The provision for income taxes for the quarter ended June 28, 2003, was 36.2% of pretax income compared to 34.8% for the quarter ended June 29, 2002. The change was due to the relative mix of income and different tax rates in effect among the countries in which the Company sells its products.

COMPARISON OF SIX MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002

Net Sales

Net sales increased $2.3 million, or 7.0%, to $35.3 million for the six months ended June 28, 2003, compared to the six months ended June 29, 2002. Domestic net sales decreased $0.4 million, or 2.2%, due to the continued recession in the manufacturing sector of the United States economy. International net sales increased across all business segments with increases of 40.3%, 10.9%, and 10.5%, in Germany, the United Kingdom, and Korea, respectively. Management believes the Company is gaining market share in some segments, particularly in central Europe where sales increased in the face of difficult economic times.

Gross Profit

Gross profit increased $1.4 million, or 16.9%, to $9.6 million for the six months ended June 28, 2003, compared to $8.2 million for the six months ended June 29, 2002. Gross profit as a percentage of net sales increased to 27.2% for the six months ended June 28, 2003, compared to 24.9% for the six months ended June 29, 2002. The major reason for the increase in gross profit as a percentage of net sales were productivity improvements in the U.S. and lower material costs in the international operations due to the strength of local currencies against the U.S. dollar for material purchases made in U.S. dollars.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 22.2%, or $1.4 million, to $7.9 million for the six months ended June 28, 2003, compared to $6.5 million in the six months ended June 29, 2002. The increase was primarily due to a $0.4 million capitalized software write off in the United Kingdom, system conversion costs in the United Kingdom, professional fees, website development costs, and trade show expenses.

Interest Expense

Interest expense for the six month ended June 28, 2003, was $0.3 million, equal to the same period last year.

Foreign Currency Transaction (Gain)/Loss

Foreign currency transaction gain of $0.2 million for the six months ended June 28, 2003, was due primarily to the gain of the Euro against the U. S. Dollar in the German operation coupled with a smaller gain of the Won against the U. S. Dollar in the Korean operation.

Miscellaneous (Income)/Expense

Miscellaneous expense was $0.1 million for the six months ended June 29, 2002, consisting primarily of losses on disposal of assets in the United States and lower interest income in the United Kingdom.

Income Taxes

The provision for income taxes for the six months ended June 28, 2003, was 35.2% of pretax income, compared to 35.1% of pretax income for the six months ended June 29, 2002. The change was due to the relative mix of income and different tax rates in effect among the countries in which the Company sells its products.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary source of capital has been cash generated from operations, although fluctuations in working capital requirements have been met through borrowings under revolving lines of credit. The Company’s principal uses of cash have been to pay operating expenses, make capital expenditures, pay dividends to shareholders, and service debt.

Cash from operations for the six months ended June 28, 2003, was $2.8 million. This compares with $3.9 million for the six months ended June 29, 2002. The $1.1 million decrease in cash from operations was due to an increase in working capital related to higher sales. Days sales outstanding (DSO) were 39 and 38 at

June 28, 2003, and June 29, 2002, respectively. Inventory turns were 7.7 and 7.9 at June 28, 2003, and June 29, 2002, respectively.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $1.4 million for the six months ended June 28, 2003, compared to $3.4 million for the quarter ended June 29, 2002. Prior year expenses included the building addition in the U.K. Capital expenditures for the year are expected to be $4.0 million.

The Company declared a quarterly dividend of $0.04 per share to shareholders of record on June 30, 2003, which was paid on July 15, 2003.

On July 30, 2003, the Company also declared a special dividend of $2 per share payable on August 18, 2003, to shareholders of record as of August 11, 2003. On July 23, 2003, the Company completed a recapitalization which refinanced existing debt in the U.S. and further leveraged assets in order to pay the special dividend. The new financing consists of a Term Loan of $11 million and a secured revolving Line of Credit of $12 million. The Term Loan is secured by the Company’s U.S. land and buildings, with monthly principal and interest payments based upon a 20-year amortization schedule, and with all remaining principal and interest due in June 2008. The Line of Credit is secured by all of the Company’s U.S. and foreign assets, including land and buildings, requires monthly payments of interest only, and will be payable in full in June 2006. The minimum principal payments required under the new debt structure will be less than those required under the existing debt at June 28, 2003. Both the Term Loan and the Line of Credit have a floating interest rate for the first year of 1) 1.9% over LIBOR or 2) Prime Rate, at the Company’s discretion; thereafter, the rates will vary based upon the Company’s leverage ratio. At current rates, interest expense for the first year will increase approximately $0.2 million from the current charge of $0.6 million. The recapitalization is projected to increase the debt to equity ratio from 20% at the end of the second quarter to 60% at the end of the third quarter.

The Term Loan and the Line of Credit have the following debt covenants: 1) minimum Fixed Charges Coverage Ratio (as defined) of 2.0:1:0, 2) Debt (as defined) to Tangible Net Worth (as defined) ratio of not more than 1.5:1.0, 3) Current Ratio (as defined) of 1.5:1.0, 4) Funded Debt (as defined) to EBITDA (as defined) ratio of less than 3.25:1.0, and 5) maintain primary domestic depository accounts with the Bank.

The Company believes that cash generated from operations and its borrowing availability under the Line of Credit will be sufficient to satisfy the Company’s operating expenses, capital expenditures, and payment of normal quarterly dividends for the foreseeable future.

SEASONALITY AND INFLATION

The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. The Company does not believe that inflation had a material effect on its operations for the periods ended June 28, 2003, and June 29, 2002. There can be no assurance, however, that the Company’s business will not be affected by inflation in the future.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business” (including under the subheading “Business Risk Factors”) in the Company’s Form 10-K for the year ended December 28, 2002, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended June 28, 2003. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At June 28, 2003, the Company had approximately $0.1 million in variable-rate debt outstanding and, as such, the market risk is immaterial. The Company manages this risk by selecting debt financing at its lenders’ prime rate less 1%, or the Libor rate plus 2.0%, whichever is more advantageous. Under the terms of the new debt, as described in the Liquidity and Capital Resources section of MD&A, interest rates on both the Term Loan and the revolving Line of Credit have variable rates for the first year of 1.9% over LIBOR or Prime Rate plus 0%, at the Company’s discretion; thereafter, the rates will remain variable based upon the Company’s leverage ratio.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 28, 2003, and the evaluation date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date our evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of the Company was held on June 7, 2003. At the meeting, the following actions were taken by the shareholders:

     Hirokatsu Sakamoto was elected as a Director to serve until the Annual Meeting in 2005; and Allen J. Carlson, John S. Kahler and Robert E. Koski were reelected as Directors until the Annual Meeting in the year 2006; until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

	Voted For	Withheld

Allen J. Carlson	6,036,825	7,105
John S. Kahler	6,037,830	6,100
Robert E. Koski	6,036,094	7,836
Hirokatsu Sakamoto	6,038,175	5,755

     The appointment of PricewaterhouseCoopers, LLP, as the Company’s independent certified public accountants for the year 2003 was ratified and approved. The voting on the proposal was as follows:

FOR	5,986,353
AGAINST	56,777
ABSTAIN	800

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit Description

3.1		Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated herein by reference).
4.1		Stock Repurchase Agreement, dated June 22, 2002, between Sun Hydraulics Corporation and the Koski Family Limited Partnership (previously filed as Exhibit 99.2 to the Company’s Form 8-K dated July 2, 2002 and incorporated herein by reference).
10.1		Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).
10.2		Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).
10.3	+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).
10.5	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).
10.6+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).
10.7+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).
10.8+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference).
10.9+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference).
10.10	Credit and Security Agreement dated July 23, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to 18 U.S.C. § 1350.
32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

+ Executive management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

1.	Report on Form 8-K (dated May 6, 2003) filed May 6, 2003, announcing the Company’s 1st quarter financial results.

2.	Report on Form 8-K (dated June 10, 2003) filed June 16, 2003, announcing the declaration of the Company’s 2nd quarter 2003 dividend.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 12, 2003.

SUN HYDRAULICS CORPORATION

By:	/s/ Richard J. Dobbyn

Richard J. Dobbyn Chief Financial Officer (Principal Financial and Accounting Officer)