Form 10-Q
period 2003-09-27
SUN HYDRAULICS CORP
filed 2003-11-12
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243

(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      The Registrant had 6,733,541 shares of common stock, par value $.001, outstanding as of November 6, 2003.

      Sun Hydraulics Corporation
INDEX
For the quarter ended September 27, 2003

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 27, 2003 (unaudited) and December 28, 2002	3
	Consolidated Statements of Operations for the Three Months Ended September 27, 2003 (unaudited) and September 28, 2002 (unaudited)	4
	Consolidated Statements of Operations for the Nine Months Ended September 27, 2003 (unaudited) and September 28, 2002 (unaudited)	5
	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Nine Months Ended September 27, 2003 (unaudited)	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 2003 (unaudited) and September 28, 2002 (unaudited)	7
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Forward Looking Information	17
PART II. OTHER INFORMATION		19
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	September 27, 2003	December 28, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,672	$3,958
Restricted cash	398	—
Accounts receivable, net of allowance for doubtful accounts of $229 and $194	7,874	5,690
Inventories	6,812	6,846
Other current assets	198	810

Total current assets	19,954	17,304
Property, plant and equipment, net	42,792	43,987
Other assets	1,510	994

Total assets	$64,256	$62,285

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,180	$1,706
Accrued expenses and other liabilities	3,022	1,081
Long-term debt due within one year	932	1,421
Dividends payable	269	258
Taxes payable	694	10

Total current liabilities	7,097	4,476
Long-term debt due after one year	19,118	8,190
Deferred income taxes	4,091	4,092
Other noncurrent liabilities	340	378

Total liabilities	30,646	17,136
Redeemable common stock	—	2,250
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001 no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001 6,733,541 shares outstanding, September 27, 2003 6,445,567 shares outstanding, December 28, 2002	7	6
Capital in excess of par value	26,335	22,690
Unearned compensation related to outstanding restricted stock	(494)	(170)
Retained earnings	7,197	19,750
Accumulated other comprehensive income	565	623

Total shareholders’ equity	33,610	42,899
Total liabilities and shareholders’ equity	$64,256	$62,285

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	September 27, 2003	September 28, 2002
	(unaudited)	(unaudited)
Net sales	$17,851	$16,043
Cost of sales	13,328	11,995

Gross profit	4,523	4,048
Selling, engineering and administrative expenses	3,604	3,021

Operating income	919	1,027
Interest expense	137	153
Foreign currency transaction (gain)/loss	(1)	87
Miscellaneous (income)/expense, net	(1)	7

Income before income taxes	784	780
Income tax provision	275	273

Net income	$509	$507

Basic net income per common share	$0.08	$0.08
Weighted average basic shares outstanding	6,591	6,433
Diluted net income per common share	$0.08	$0.08
Weighted average diluted shares outstanding	6,635	6,577

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Consolidated Statements of Operations
(in thousands, except per share data)

	Nine months ended
	September 27, 2003	September 28, 2002
	(unaudited)	(unaudited)

Net sales	$53,188	$49,069
Cost of sales	39,059	36,803

Gross profit	14,129	12,266
Selling, engineering and administrative expenses	11,491	9,472

Operating income	2,638	2,794
Interest expense	415	455
Foreign currency transaction (gain)/loss	(190)	76
Miscellaneous (income)/expense, net	(24)	95

Income before income taxes	2,437	2,168
Income tax provision	857	759

Net income	$1,580	$1,409

Basic net income per common share	$0.24	$0.22
Weighted average basic shares outstanding	6,491	6,429
Diluted net income per common share	$0.24	$0.21
Weighted average diluted shares outstanding	6,535	6,573

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

					Unearned
					Compensation		Accumulated
				Capital in	related to		other
		Preferred	Common	excess of	restricted	Retained	comprehensive
	Shares	Stock	stock	par value	stock	earnings	income	Total

Balance, December 28, 2002	6,446	$—	$6	$22,690	$(170)	$19,750	$623	$42,899
Shares issued	288		1	1,395	(324)			1,072
Dividends issued						(14,133)		(14,133)
Redeemable Common Stock				2,250				2,250
Comprehensive income:
Net income						1,580		1,580
Foreign currency translation adjustments							(58)	(58)

Comprehensive loss								1,522

Balance, September 27, 2003	6,734	$—	$7	$26,335	$(494)	$7,197	$565	$33,610

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 27, 2003	September 28, 2002
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$1,580	$1,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,907	3,873
Loss on disposal of assets	367	155
Provision for deferred income taxes	(1)	10
Allowance for doubtful accounts	35	6
Amortization of compensation expense	116	90
(Increase) decrease in:
Accounts receivable	(2,219)	(1,546)
Inventories	34	302
Taxes receivable	—	668
Other current assets	612	603
Other assets	(516)	(51)
Increase (decrease) in:
Accounts payable	474	464
Accrued expenses and other liabilities	1,941	292
Dividends payable	11	1
Taxes payable	684	458
Other liabilities	(38)	(37)

Net cash provided by operating activities	6,987	6,697
Cash flows from investing activities:
Capital expenditures	(3,090)	(4,883)
Proceeds from dispositions of equipment	11	53
Increase in restricted cash	(398)	—

Net cash used in investing activities	(3,477)	(4,830)
Cash flows from financing activities:
Proceeds from debt	18,850	—
Repayment of debt	(8,411)	(778)
Proceeds from stock issuance	956	127
Dividends to shareholders	(14,133)	(771)

Net cash used in financing activities	(2,738)	(1,422)
Effect of exchange rate changes on cash and cash equivalents	(58)	113
Net increase in cash and cash equivalents	714	558
Cash and cash equivalents, beginning of period	3,958	3,611
Cash and cash equivalents, end of period	4,672	4,169
Supplemental disclosure of cash flow information:
Cash paid/(received):
Interest	$415	$455
Income taxes	$174	$(377)

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2002, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 28, 2003. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and nine month periods ended September 27, 2003, are not necessarily indicative of the results that may be expected for the period ended December 27, 2003.

Certain amounts shown in the 2002 consolidated financial statements have been reclassified to conform with the with the 2003 presentation. These reclassifications did not have any effect on total assets, total liabilities, shareholders’ equity or net income.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

The Company has adopted the disclosure only provisions of Statements of Financial Accounting Standards (FAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FAS 123, Accounting for Stock-Based Compensation, has elected to follow Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts below. The pro forma amounts were determined using the Black-Scholes valuation model with weighted average assumptions as set forth below.

	For the three months ended		For the nine months ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net Income as Reported	$509	$507	$1,580	$1,409
Stock-based compensation reported in net income, net of related taxes	32	21	73	56
Stock Compensation Expense calculated under FAS 123, net of related taxes	(55)	(43)	(141)	(122)
Pro Forma Net Income	486	485	1,512	1,343
Basic earnings per common share:
As reported	$0.08	$0.08	$0.24	$0.22
Pro forma	$0.07	$0.08	$0.23	$0.21
Diluted earnings per common share:
As reported	$0.08	$0.08	$0.24	$0.21
Pro forma	$0.07	$0.07	$0.23	$0.20
Assumptions
Risk-free interest rate	4.02%	3.69%	4.02%	3.69%
Expected lives (in years)	6.5	6.5	6.5	6.5
Expected volatility	18.00%	18.00%	18.00%	18.00%
Dividend yield	2.00%	2.00%	2.00%	2.00%

3. RESTRICTED CASH

      The restricted cash balance at September 27, 2003, consisted of $398 in reserves as a required deferment for customs and excise taxes in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and was held with Lloyd’s TSB in the U.K.

4. INVENTORY

	September 27, 2003	December 28, 2002

Raw materials	$2,462	$2,239
Work in process	2,385	2,611
Finished goods	1,965	1,996

Total	$6,812	$6,846

5. GOODWILL

      On September 27, 2003, the Company had $715 of goodwill, net of cumulative amortization of $157, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 28, 2002. The analysis indicated that there was no impairment on the carrying value of the goodwill. As of September 27, 2003, the fair value of the goodwill continued to exceed its carrying value.

6. REDEEMABLE COMMON STOCK

      On June 22, 2002, the Company entered into a standby Stock Repurchase Agreement (“the Agreement”) with the Koski Family Limited Partnership, which owns approximately 36% of the outstanding shares of the Company’s common stock. Under the Agreement, the Company agreed to purchase, if requested to do so, up to $2,250 worth of Sun common stock from the Koski Partnership on a one time basis, until June 22, 2004. The repurchase would be at a per share price of either (i) $7.00 per share, or (ii) 15% less than the average closing price per share of the common stock for the 15 full trading days immediately preceding the closing date, whichever is lower. Upon entering into the Agreement, $2,250 was transferred from Capital in Excess of Par into Redeemable Common Stock on the balance sheet.

      Effective third quarter 2003, the Company has adopted FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The standard requires the Company to classify certain financial instruments as a liability or an asset at fair value. Management has determined that the estimated fair value of the put option is not material and has transferred $2,250 from Redeemable Common Stock to Capital in Excess of Par on the balance sheet.

      At September 27, 2003, the average closing price of Sun’s common stock for the previous 15 full trading days was $7.31 per share. A 15% discount from this price would result in a repurchase price per share of $6.21. At this price, the Company would repurchase approximately 362,000 shares from the Koski Partnership for $2,250 in cash. Upon execution of the put option by the Koski Partnership, the Company would record treasury stock in the amount of $2,250.

7. LONG-TERM DEBT

	September 27, 2003	December 28, 2002

$11,000 five-year note, collateralized by U.S. real estate and equipment, and a pledge of foreign assets, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2008.	$10,908	$2,980
$12,000 revolving line of credit, collateralized by U.S. real estate and equipment, and a pledge of foreign assets, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2006.	6,850	4,315
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	1,069	1,094
10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	1,132	1,115
Other	91	107

	20,050	9,611
Less amounts due within one year	(932)	(1,421)

Total	$19,118	$8,190

On July 23, 2003, the Company completed a recapitalization which refinanced existing debt in the U.S. and further leveraged assets. The new financing consists of a Term Loan of $11 million and a secured revolving Line of Credit of $12 million. The Term Loan and the Line of Credit are secured by all of the Company’s U.S. assets, all Sun Ltd. and Sun Holdings assets excluding real property and a restricted cash account for $398, and a stock pledge of all authorized and issued capital stock of Sun GmbH and Sun Korea. The Term Loan has monthly principal and interest payments based upon a 20-year amortization schedule, with all remaining principal and interest due in July 23, 2008. The Line of Credit requires monthly payments of interest only, and is payable in full on July 23, 2006. Both the Term Loan and the Line of Credit have a floating interest rate for the first year of 1) 1.9% over LIBOR, or 2) Prime Rate, at the Company’s discretion; thereafter, the rates will vary based upon the Company’s leverage ratio. At September 27, 2003, the Term Loan and the Line of Credit had outstanding balances of $10,908 and $6,850, respectively.

Certain of these debt instruments are subject to debt covenants including 1) Fixed Charges Coverage Ratio (as defined) of 2.0 to 1.0, determined quarterly on a rolling four quarters basis, 2) Debt (as defined) to Tangible Net Worth (as defined) of not more than 1.5 to 1.0, determined quarterly, 3) Current Ratio of 1.5 to 1.0, determined quarterly, 4) Funded Debt (as defined) to EBITDA of less than 3.25 to 1.0, determined quarterly on a rolling four quarters basis, and 5) the Company’s primary domestic depository accounts shall be with SouthTrust Bank. As of September 27, 2003, the Company was in compliance with all debt covenants.

8. SEGMENT REPORTING

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

Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated

Three Months
Ended September 27, 2003
Sales to unaffiliated customers	$11,208	$1,630	$2,316	$2,697	$—	$17,851
Intercompany sales	2,918	—	9	323	(3,250)	—
Operating income/(loss)	508	187	432	(190)	(18)	919
Depreciation	900	32	94	235	—	1,261
Capital expenditures	757	386	111	466	—	1,720
Three Months
Ended September 28, 2002
Sales to unaffiliated customers	$10,390	$1,399	$1,704	$2,550	$—	$16,043
Intercompany sales	2,498	—	5	325	(2,828)	—
Operating income	557	167	175	58	70	1,027
Depreciation	912	28	79	203	—	1,222
Capital expenditures	726	30	19	720	—	1,495
Nine Months
Ended September 27, 2003
Sales to unaffiliated customers	$32,473	$5,175	$6,951	$8,589	$—	$53,188
Intercompany sales	9,794	—	33	1,032	(10,859)	—
Operating income/(loss)	1,806	541	925	(655)	21	2,638
Depreciation	2,752	89	285	781	—	3,907
Capital expenditures	1,688	418	203	781	—	3,090
Nine Months
Ended September 28, 2002
Sales to unaffiliated customers	$31,593	$4,606	$5,008	$7,863	$—	$49,069
Intercompany sales	8,485	—	24	1,245	(9,753)	—
Operating income	1,528	369	332	589	(25)	2,794
Depreciation	3,005	87	224	557	—	3,873
Capital expenditures	1,795	78	62	2,948	—	4,883

Operating income is total sales and other operating income less operating expenses. In computing segment operating income/(loss), interest expense and net miscellaneous income (expense) have not been deducted (added).

Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $1,986 and $1,829 during the three months ended September 27, 2003, and September 28, 2002, respectively.

9. NEW ACCOUNTING PRONOUNCEMENTS

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

During January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which imposes a new approach in determining if a reporting entity should consolidate legal entities defined as variable interest entities (VIE). A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of the three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. On Oct. 9, 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. FSP FIN 46-6 deferred the effective date of the on-going disclosure and consolidation requirements of FIN 46 for VIEs created before Feb. 1, 2003 if the reporting entity had not issued financial statements reporting the VIE as a consolidated entity as of the issuance date of the FSP. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after Dec.15, 2003.

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

This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments, at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of this standard, at September 27, 2003, the Company reclassified its Redeemable Common Stock to Capital in Excess of Par.

10. OTHER MATTERS

On September 6, 2003, the Board of Directors granted restricted stock to employees who held outstanding options as of that date. The purpose of the grant was to compensate option holders for the decrease in value of the Company’s stock attributable to the payment of the special dividend, which the Board determined to be approximately $1.00. To provide a continuing incentive to these employees, the restricted stock will be earned over a one to three year period. The restricted stock was expensed at a price of $7.41, the stock price on the September 5, 2003.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally, primarily though independent distributors. Sales outside the United States for the nine months ended September 27, 2003, consisted of 52% of total net sales. Approximately 66% of product sales are used by the mobile market, characterized by applications where the equipment is not fixed in place, the operating environment is often unpredictable, and duty cycles are generally moderate to low. The remaining 34% of sales are used by industrial markets, which are characterized by equipment that is fixed in place, typically in a controlled environment, with higher pressures and duty cycles. The Company sells to both markets with a single product line.

Sales for the third quarter ended September 27, 2003, were $17.9 million, an 11.3% increase from the same quarter last year. Net income was $0.5 million, equal to net income for the same quarter last year. Basic and diluted earnings per share for the quarter ended September 27, 2003, were $0.08, equal to the same period last year.

Sales in the United States increased 6.2% compared to the same quarter last year. Management believes that the domestic sales increase is consistent with other indications that the United States manufacturing economy is beginning to recover.

International sales increased 16.7% in the third quarter compared to the same quarter last year, with continued strength in Germany and Korea and modest weakness in the United Kingdom. When adjusted for exchange rate effects, international sales increased 5%, comprised of increase of 13% and 10% respectively in Germany and Korea and a 3% decrease in the United Kingdom.

Increased expenses in marketing and related areas, including expense for the Company’s new operations in Kansas City and France, professional fees and website development, caused net income to be equal to the same quarter last year despite an 11% increase in sales. Personnel expenses for the two new operations in Kansas City and France will be ongoing expenses. However, certain start-up costs related to these operations and some of the increased professional fees will not be ongoing. Management also anticipates that monies being spent on website development will decrease in 2004, after the launch of a new feature designed to make it easier for the Company’s distributors and customers to configure product requirements. Overall, it is expected that the increased marketing and related expenses will decrease beginning in the first quarter of 2004.

During the quarter, in addition to paying its regular quarterly dividend of $0.04 per share, the Company declared and paid a special dividend of $2 per share that totaled $13.3 million. The Company refinanced existing debt, increasing the total debt from $10.9 million to $20.0 million. Refinancing expenses of $250 were capitalized and will be amortized over the loan period of five years.

Outlook

Sales for the fourth quarter are projected to be $17.0 million, with net income of $0.08 per share. Last year sales for the fourth quarter were $15.5 and net income was $0.06.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

Net Sales

Net sales for the quarter ended September 27, 2003, were $17.9 million, an increase of $1.8 million, or 11.3%, from $16.0 million for the quarter ended September 28, 2002. Domestic net sales increased 6.2%, or $0.5 million and international net sales increased 16.7%, or $1.3 million. International sales increased approximately 5.0% when adjusted for the effect of exchange rates with increases in Germany of 13% and Korea of 10%, and a decrease of 3% in the United Kingdom.

Gross Profit

Gross profit increased 11.7%, or $0.5 million, to $4.5 million in the quarter ended September 27, 2003, compared to $4.0 million for the quarter ended September 28, 2002. Gross profit as a percentage of net sales was relatively unchanged at 25.3% compared to 25.2% in the third quarter of 2002. In addition to higher sales volume, the increase in gross profit as a percentage of net sales was due to lower material costs in the German and Korean operations due to the strength of local currencies against the U.S. dollar. Gross profit as a percent of sales in the U.K. operation decreased because of lower sales and increased purchases from the U.S. operation. The U.K. operation manufactured less products and bought them directly from the U.S. operation.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 19.3%, or $0.6 million, to $3.6 million for the quarter ended September 27, 2003, compared to the quarter ended September 28, 2002. The increase was primarily due to marketing costs, professional fees, and website development costs.

Interest Expense

Interest expense for the quarter ended September 27, 2003, was $0.1 million, equal to the same period last year.

Foreign Currency Transaction (Gain)/Loss

There was no effect on the income statement for the three months ended September 27, 2003, from foreign currency transactions. Foreign currency transaction loss of $0.1 million in the quarter ended September 28, 2002, was due primarily to the weak Pound Sterling against the U.S. Dollar.

Income Taxes

The provision for income taxes for the quarters ended September 27, 2003, and September 28, 2002, was 35.0% of pretax income, subject to the relative mix of income and different tax rates in effect among the countries in which the Company sells its products.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

Net Sales

Net sales increased $4.1 million, or 8.4%, to $53.2 million for the nine months ended September 27, 2003, compared to the nine months ended September 28, 2002. Domestic sales were essentially flat due to the continued recession in the manufacturing sector of the United States economy. International net sales increased across all business segments with increases of 38.8%, 9.2%, and 12.4%, in Germany, the United Kingdom, and Korea, respectively. Excluding the effect of currency changes, international sales increased approximately 5.0% with an increase in the German operation of 15%, a 4% increase in Korea, and a 1% decrease in the United Kingdom. Management believes the Company is gaining market share in some segments, particularly in central Europe where sales have increased.

Gross Profit

Gross profit increased $1.9 million, or 15.2%, to $14.1 million for the nine months ended September 27, 2003, compared to $12.3 million for the nine months ended September 28, 2002. Gross profit as a percentage of net sales increased to 26.6% for the nine months ended September 27, 2003, compared to 25.0% for the nine months ended September 28, 2002. The major reasons for the increase in gross profit as a percentage of net sales were productivity improvements in the U.S. and lower material costs in the international operations due to the strength of local currencies against the U.S. dollar for material purchases made in U.S. dollars.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 21.3%, or $2.0 million, to $11.5 million for the nine months ended September 27, 2003, compared to $9.5 million in the nine months ended September 28, 2002. The increase was primarily due a system software write off in the United Kingdom, professional fees, website development costs, and marketing expenses.

Interest Expense

Interest expense for the nine month ended September 27, 2003, was $0.4 million, equal to the same period last year.

Foreign Currency Transaction (Gain)/Loss

Foreign currency transaction gain of $0.2 million for the nine months ended September 27, 2003, compared to foreign currency transaction loss of $0.1 million for the same period last year, was due to the gain of the Pound Sterling, Euro, and Won against the U. S. Dollar.

Miscellaneous (Income)/Expense

Miscellaneous expense was $0.1 million for the nine months ended September 28, 2002, consisting primarily of losses on disposal of assets in the United States and lower interest income in the United Kingdom.

Income Taxes

The provision for income taxes for the nine months ended September 27, 2003, was 35.2% of pretax income, compared to 35.0% of pretax income for the nine months ended September 28, 2002. The change was due to the relative mix of income and different tax rates in effect among the countries in which the Company sells its products.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary source of capital has been cash generated from operations, although fluctuations in working capital requirements have from time to time been met through borrowings under revolving lines of credit. The Company’s principal uses of cash have been to pay operating expenses, make capital expenditures, pay dividends to shareholders, and service debt.

Cash from operations for the nine months ended September 27, 2003, was $6.9 million. This compares with $6.6 million for the nine months ended September 28, 2002. The $0.3 million increase in cash from operations was due to an increase in net income and accrued medical expenses offset by working capital decreases related to higher sales. Days sales outstanding (DSO) were 40 and 36 at September 27, 2003, and September 28, 2002, respectively. Inventory turns were 8.0 and 7.0 at September 27, 2003, and September 28, 2002, respectively.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $3.1 million for the nine months ended September 27, 2003, compared to $4.9 million for the quarter ended September 28, 2002. Prior year expenditures included the building addition in the U.K. Capital expenditures for the year are projected to be $3.5 million.

On July 23, 2003, the Company completed a recapitalization which refinanced existing debt in the U.S. and further leveraged assets. The new financing consists of a Term Loan of $11 million and a secured revolving Line of Credit of $12 million. The Term Loan and the Line of Credit are secured by all of the Company’s U.S. assets, all Sun Ltd. and Sun Holdings assets excluding real property and a restricted cash account for $398, and a stock pledge of all authorized and issued capital stock of Sun GmbH and Sun Korea. The Term Loan has monthly principal and interest payments based upon a 20-year amortization schedule, with all remaining principal and interest due in July 23, 2008. The Line of Credit requires monthly payments of interest only, and is payable in full on July 23, 2006. Both the Term Loan and the Line of Credit have a floating interest rate for the first year of 1) 1.9% over LIBOR, or 2) Prime Rate, at the Company’s discretion; thereafter, the rates will vary based upon the Company’s leverage ratio. At September 27, 2003, the Term Loan and the Line of Credit had outstanding balances of $10,908 and $6,850, respectively.

During the quarter the Company declared and paid a special dividend of $2 per share which totaled $13.3 million. The Company refinanced existing debt and increased its total debt $10.9 million to $20.0 million. The Company also declared a quarterly dividend of $0.04 per share to shareholders of record on September 30, 2003, which was paid on October 15, 2003.

The Company believes that cash generated from operations and its borrowing availability under the Line of Credit will be sufficient to satisfy the Company’s operating expenses, capital expenditures, and payment of normal quarterly dividends for the foreseeable future.

SEASONALITY AND INFLATION

The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. The Company does not believe that inflation had a material effect on its operations for the periods ended September 27, 2003, and September 28, 2002. There can be no assurance, however, that the Company’s business will not be affected by inflation in the future.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business” (including under the subheading “Business Risk Factors”) in the Company’s Form 10-K for the year ended December 28, 2002, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended September 27, 2003. The

Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At September 27, 2003, the Company had approximately $17.8 million in variable-rate debt outstanding. The Company manages this risk by selecting debt financing at Libor plus 1.9% or its lender’s prime rate, whichever is more advantageous, for the first year, at the Company’s discretion; thereafter, the rates will remain variable based upon the Company’s leverage ratio. A 1% change in interest rates up or down would affect the Company’s income statement on an annual basis by approximately $178 at the current, variable-rate outstanding debt level.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 27, 2003, and the evaluation date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date our evaluation.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated herein by reference)

4.1	Stock Repurchase Agreement, dated June 22, 2002, between Sun Hydraulics Corporation and the Koski Family Limited Partnership (previously filed as Exhibit 99.2 to the Company’s Form 8-K dated July 2, 2002 and incorporated herein by reference)

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)

10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference)

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference)

10.5	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference)

10.6+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference)

10.7+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference)

10.8+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference)

10.9+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference)

10.10	Credit and Security Agreement dated July 23, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender (previously filed as Exhibit 10.10 to the Company's Quarterly report on Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference)

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

+	Executive management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

1.	Report on Form 8-K (dated July 10, 2003) filed July 14, 2003, announcing the Company’s intention to pay a special $2 per share dividend.

2.	Report on Form 8-K (dated July 30, 2003) filed July 31, 2003, announcing the record and payment dates for the special $2 per share dividend.

3.	Report on Form 8-K (dated August 4, 2003) filed August 4, 2003, announcing the Company’s 2003 second quarter results.

4.	Report on Form 8-K (dated September 10, 2003) filed September 11, 2003, announcing the declaration of the Company’s third quarter dividend.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 11, 2003.

SUN HYDRAULICS CORPORATION

By:	/s/ Richard J. Dobbyn Richard J. Dobbyn Chief Financial Officer (Principal Financial and Accounting Officer)