Form 10-K
period 2003-12-27
SUN HYDRAULICS CORP
filed 2004-03-26
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

Florida	59-2754337

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1500 West University Parkway
Sarasota, Florida	34243

(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq National Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $26,631,914.

As of March 8, 2004, there were 6,758,541 shares of common stock outstanding.

PART I

ITEM 1. BUSINESS

Certain statements contained in this “Item 1. Business” that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. See “Item 7. Forward-Looking Information.”

Overview

The Company is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed, and motion as integral components in fluid power systems. The innovative floating construction of the Company’s screw-in cartridge valves and the design of the cavities in which they are installed provide demonstrable performance and reliability advantages compared to other available screw-in cartridge valves. The Company designs and manufactures one of the most comprehensive lines of screw-in hydraulic cartridge valves and manifolds in the world. The Company has generated a profit every year since 1972 and has paid a dividend every quarter since its public offering in 1997. The Company believes that its success is primarily a result of its innovative product design, consistent high quality, superior product performance and the breadth of the markets it serves.

The Company sells its products primarily through a global network of independent fluid power distributors to a diverse universe of end users, for use in various “mobile” applications, such as construction, agricultural and utility equipment (historically, approximately 66% of net sales), and a broad array of “industrial” applications, such as machine tools and material handling equipment (historically, approximately 34% of net sales). While many of the Company’s end users are subject to cyclical demand for their products, the Company mitigates this exposure through the wide variety of applications and industries it serves. In 2003, sales to the Company’s largest distributor represented less than 6% of net sales, and approximately 52% of the Company’s net consolidated sales were outside the United States.

The Company was organized as a Florida corporation in 1986 to take over the operations of the business of the Company’s predecessor, Suninco, Inc. (f/k/a Sun Hydraulics Corporation). Suninco, Inc. was founded in 1970 by Robert E. Koski for the specific purpose of developing and promoting screw-in cartridge valve technology. The Company’s executive offices are located at 1500 West University Parkway, Sarasota, Florida 34243, and its telephone number is (941) 362-1200. The Company’s website is www.sunhydraulics.com.

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

Screw-in hydraulic cartridge valves first appeared in the late 1950s as an alternative to conventional forms of hydraulic valves. Conventional hydraulic valves are generally larger in size, typically manufactured from cumbersome iron castings, relatively limited in their ability to interface with machinery and equipment, and are usually simple devices designed to control a single task. Screw-in cartridge valves represent a miniaturization of hydraulic valves, providing the same functional characteristics as conventional valves, but in a smaller package size. In addition to being lighter-weight and more compact, screw-in cartridge valves frequently offer significant advantages in interface flexibility and cost over conventional hydraulic valves.

Screw-in cartridge valves have significant marketplace acceptance because hydraulic system design engineers are easily able to develop multiple-function control systems. A number of screw-in cartridge valves can be grouped together in a manifold, creating a hydraulic control system that is functionally analogous to an electronic integrated circuit. End users can utilize screw-in cartridge valves and custom manifolds to design an optimal solution for control of their fluid power systems that significantly reduces assembly time and expense.

Strategy

The Company will continue to design, manufacture, market and support, on a worldwide basis, differentiated high-performance and high-quality cartridge valves and integrated valve packages. It is believed this focus supports the Company’s business objectives of sustaining revenue growth that will yield an above-average return on capital while achieving a high level of customer satisfaction. Key elements of the Company’s strategy include the following:

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

Achieve a High Level of Customer Satisfaction. The Company is a build-to-order operation that schedules orders to the customer’s request date. To ensure all employees are dedicated to meeting customer requests, the Company measures and posts monthly the percentage of shipments that satisfy the customers’ requests. In addition to meeting the above requirement, the Company tests 100% of the screw-in cartridge valves before shipment. If any products are returned due to a question regarding their proper functioning, the Company tests extensively all such products and issues a written report of findings upon request. The Company believes that its long-term success is dependent upon its reputation in the marketplace, which in turn is a result of its ability to service its customers.

Offer a Wide Variety of Standard Products. The Company currently offers one of the most comprehensive lines of screw-in cartridge valves and manifolds in the world. The Company is committed to producing functionally superior, standard products that contain a high degree of common content to minimize work in process and maximize manufacturing efficiency. Products are designed for use by a broad base of industries to minimize the risk of dependence on any single market segment or customer. The Company expands its business through the development of new products that are complementary to its existing products.

Expand the Product Line. The Company is continuously engaged in new product development programs to offer new and better cartridge valve solutions to its customers. New cartridge products generally fit into existing cavities, often allowing them to be installed in existing standard manifolds. In 1999, the Company aggressively began designing and introducing to the marketplace electro-hydraulic cartridge valves, including solenoid and proportional valves. With the introduction of these products, the Company believes it gains the opportunity to obtain sales for which it previously could not compete, and further believes that the electro-hydraulic cartridge valves will help increase sales of the Company’s other cartridge valve and manifold products.

Capitalize on Custom Manifold Opportunities. Because fluid power system design engineers are increasingly incorporating screw-in cartridge valves into custom control systems, the Company concentrates its efforts in custom manifolds in two ways. The Company designs and manufactures manifolds which incorporate the Company’s screw-in cartridge valves for sale to original equipment manufacturers (“OEMs”). To support this effort, the Company is able to design and manufacture manifolds at its operations in Sarasota, Florida and Kansas City, Kansas, USA, Coventry, England, Erkelenz, Germany, Seoul, Korea and at its operation in Shanghai, China. The Company also encourages competitive manifold manufacturers to utilize the Company’s screw-in cartridge valves in their manifold designs. The Company sells tooling for machining its cavities, allowing independent manifold manufacturers easily to incorporate the Company’s screw-in cartridge valves into their designs.

Expand Global Presence. The Company intends to continue to strengthen its global presence in the areas of distribution and international operations. In 2003, the Company added operations in Kansas City, Kansas, USA and Bordeaux, France to its existing operating units in the United States, England, Germany, Korea and China. The Company has strong distributor representation in most developed and developing markets, including North and South America, Western Europe, Asia, Australia, and South Africa. In 2003, the Company generated approximately 52% of its net sales outside the United States.

The Company is continuing to expand its distribution arrangements in Eastern Europe and Central and South America. The Company believes that further expansion of its international manufacturing facilities will enhance its competitive position in certain foreign markets. In addition, custom manifolds provide an opportunity for operating units and distributors to offer significant value-added content through the local production of manifolds that incorporate the Company’s screw-in cartridge valves. This strategy helps minimize potential tariffs and duties that could inflate the price of the Company’s products in foreign markets.

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

Leverage Manufacturing Capability and Know-how as Competitive Advantages. The Company believes that one of its competitive advantages is its ability to consistently manufacture products to demanding specifications. The Company’s strong process capability is critical in achieving the high performance characteristics of its screw-in cartridge valves. The Company has the ability to manufacture most of the components of its products with the exception of springs, elastomer seals, and electrical coils, although most high-volume machining is performed by independent, outside vendors (see Manufacturing). The Company has in-house heat treatment capability to provide consistent and reliable control of this critical operation.

Sell Through Distributors. Due to the variety of potential customers and the Company’s desire to avoid unnecessary bureaucracy, the sales function has been performed primarily by independent distributors. The Company has 63 distributors, 41 of which are located outside the United States, and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. Many of these distributors sell products manufactured by other companies that allow them to provide a complete hydraulic system to the customer. The Company provides a high level of technical support to its distributors through open access to the Company’s engineering staff, technical documentation, and technical training programs.

Develop closer relations with key customers. The Company maintains close relationships with many OEMs and end users of its products to help it understand and predict future needs for fluid power control devices and to test and refine new product offerings. The Company also recognizes it will sometimes have to develop a direct relationship in the areas of sales and support with some large OEMs that are existing or potential customers. The Company will be selective in developing these relationships and believes the closer ties will help increase sales without compromising profits or developing excessive bureaucracy.

Brand Label and License Manufacturing where desirable. The Company will continue to evaluate entering into marketing, brand labeling and/or non-exclusive manufacturing licensing agreements with other manufacturers of fluid power components if it deems it to be of strategic benefit. Historically, approximately 5% of the Company’s sales have been to other fluid power manufactures that incorporate the Company’s products into complete system solutions.

Products

Screw-in Cartridge Valves

The Company designs and manufactures high-performance, screw-in hydraulic cartridge valves in up to five size ranges, suitable for flows from one to 400 gallons per minute and continuous operating pressures up to 5,000 pounds per square inch. The floating construction pioneered by the Company provides demonstrable performance and reliability advantages compared to most competitors’ product offerings due to its self-alignment characteristic that accommodates potential manufacturing deviations common in the thread-making operations of screw-in cartridge valves and manifolds. This floating construction significantly differentiates the Company from most of its competitors, which design and manufacture rigid screw-in cartridge valves that fit an industry common cavity. The floating construction of the Company’s screw-in cartridge valves eliminates the tendency of working parts inside the cartridge valves to bind when screwed into the manifold, which leads to unnecessary stress and, often, premature failure. Some competitors manufacture products that fit the Company’s cavity. Strategically, the Company believes the markets for its products will expand more rapidly if other sources are available for products that fit the Company’s cavity.

Manifolds

A manifold is a solid block of metal, usually aluminum or ductile iron, which is machined to create threaded cavities and channels into which screw-in cartridge valves can be installed and through which the hydraulic fluid flows. The manifolds manufactured by the Company are described below:

Standard Manifolds. The variety of standard, catalogued manifolds offered by the Company is unmatched by any screw-in cartridge valve or manifold competitor. These products allow customers easily to integrate the Company’s screw-in cartridge valves into their systems in many different ways. Once designed, standard manifolds require minimal, if any, maintenance engineering over the life of the product and can be readily manufactured at all of the Company’s operations.

Custom Manifolds. Custom manifolds are designed for a customer-specific application and typically combine many different screw-in cartridge valves in a single package or multiple packages. The Company’s internally-developed, proprietary expert system software allows the Company to manufacture manifolds efficiently in low volumes. The innovative design of the Company’s screw-in cartridge valves allows manifolds to be physically smaller for certain applications than functionally similar manifolds containing competitors’ screw-in cartridges that fit industry common cavities. The Company believes many of the custom manifolds that incorporate cartridge valves which fit industry common cavities require testing after assembly. The Company does not routinely test manifolds that contain its screw-in cartridge valves because of the inherent reliability of the cartridge valves, and this provides the Company with a significant competitive advantage. Custom manifolds provide many benefits to end users and equipment manufacturers, including reduced assembly time, order simplification, reduced leakage points, neater packaging, potentially fewer hose and fitting connections, and more control functions in a single location.

Engineering

The Company’s engineers play an important role in all aspects of the Company’s business, including design, manufacturing, sales and marketing and technical support. When designing products, engineers work within a disciplined set of design parameters that often results in repeated incorporation of existing screw-in cartridge valve parts in new functional products.

During product development, engineers work closely with manufacturing personnel to define the processes required to manufacture the product reliably and consistently. The close link between engineering and manufacturing helps smooth the transition from design to market. Design changes to facilitate manufacturing processes are sometimes considered but typically not if product performance levels would be compromised. The Company practices a continuous improvement process, which it believes is largely attributable to its horizontal management structure that empowers employees and encourages their creative contribution. At various times the Company may incorporate design changes in a product to improve its performance or life expectancy. All of the Company’s engineers provide application support to customers and distributors.

Manufacturing

The Company is a process intensive manufacturing operation that extensively utilizes computer numerically controlled (“CNC”) machinery to manufacture its products. Where commercial machinery is not available for specific manufacturing or assembly operations, the Company often designs and builds its own machinery to perform these tasks. The Company makes extensive use of automated handling and assembly technology (including robotics) where possible to perform repetitive tasks, thus promoting manufacturing efficiencies and workplace safety. The Company has its own electric heat treatment furnaces to provide consistent and reliable control of this important operation.

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

The Company controls most critical finishing processes in-house but does rely on a small network of outside manufacturers to machine cartridge parts to varying degrees of completeness. Many high-volume machining operations are performed exclusively at outside suppliers. The Company is very selective in establishing its supplier base and attempts to develop and maintain long-term relationships with suppliers. The Company continually reviews all of its suppliers to improve the quality of incoming parts and to assess opportunities for better control of both price and quality. The Company’s quality system at the U.S. and U.K. facilities are in compliance with ISO 9001:2000 for design and manufacture of steel cartridge valves, aluminum and ferrous manifolds for hydraulic systems. Those in Korea are certified to ISO 9001:2000 and 14001:1996 for the design, development, production, and after sales service of hydraulic valves.

Sales and Marketing

The Company’s products are sold globally, primarily through independent fluid power distributors. Distributors are supported with product education programs conducted by the Company at its facilities. Technical support is provided by each of the Company’s operations (Florida, Kansas, England, Germany, France, Korea, and China). Included in the Company’s sales and marketing staff are hydraulic engineers who have significant experience in the fluid power industry. Discount pricing structures encourage distributors to buy in moderate to high volumes to ensure there is a local inventory of products in the marketplace.

The Company currently has 63 distributors, 41 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2003, sales to the Company’s largest distributor represented less than 6% of net sales and net sales outside of the United States represented approximately 52% of total net sales.

In addition to distributors, the Company sells directly to other companies within the hydraulic industry under a pricing program that does not undermine the primary distributors’ efforts. Companies that participate in this program utilize the Company’s products in a value-added application, integrating the Company’s screw-in cartridge valves into other fluid power products or systems of their manufacture. Management believes this strategy strengthens the Company by encouraging other manufacturers to buy products from the Company that they might otherwise develop themselves.

The Company has in the past, to a limited degree, sold product directly to OEMs. Although the Company does not have any employee whose primary responsibility is direct sales, it may consider this in the future. The Company recognizes that to gain access to certain large OEM accounts it may have to deal directly in the areas of sales and support.

While the Company principally sells its products through distributors, it provides end users with technical information via its website and catalogues that offers design engineers all of the information necessary to specify and obtain the Company’s products. The Company believes that providing complete technical information to the marketplace helps to stimulate demand for the Company’s products. The Company’s website, which was launched in 2001, continues to evolve and has helped to drastically reduce the time between engineering release of products and their appearance in the marketplace. The Company is continuing to invest in this technology as one of the best ways to keep its broad product offering available to customers around the world.

Customers

While many of the Company’s customers’ requirements are growing, management does not believe that the loss of any one customer would have a material adverse effect on the Company’s business. End-user customers are classified by whether their primary applications for the Company’s products are “mobile” or “industrial.”

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

The Company does not warrant its products for use in any of the following applications, (i) any product that comes under the Federal Highway Safety Act, such as steering or braking systems for passenger-carrying vehicles or on-highway trucks, (ii) aircraft or space vehicles, (iii) ordnance equipment, (iv) life support equipment, and (v) any product that, when sold, would be subject to the rules and regulations of the United States Nuclear Regulatory Commission. These “application limitations” have alleviated the need for the Company to maintain the internal bureaucracy necessary to conduct business in these market segments.

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

Employees

As of December 28, 2003, the Company had 513 full-time employees in the United States, 78 in England, 25 in Germany, one in France and 32 in Korea. The Company continues to focus its efforts on designing and manufacturing standard products, allowing it to maintain over 90% of its employees in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company’s operating units, and management believes that relations with its employees are good.

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

Patents and Trademarks

The Company believes that the growth of its business is dependent upon the quality and functional performance of its products and its relationship with the marketplace, rather than the extent of its patents and trademarks. The Company’s principal trademark is registered internationally in the following countries: Argentina, Australia, Brazil, Canada, Chile, China, France, Germany, India, Italy, Japan, Korea, Mexico, Peru, Spain, Sweden, Switzerland, the United Kingdom and the United States. While the Company believes that its patents have significant value, the loss of any single patent would not have a material adverse effect on the Company.

Business Risk Factors

In addition to the other information in this Form 10-K Report, the following should be considered in evaluating the Company’s business and its prospects:

Potential Marketplace Adoption of Industry Standard. The Company’s screw-in cartridge valves fit into a unique cavity for which, to date, few other manufacturers have designed products. Accordingly, the Company’s screw-in cartridge valves are not interchangeable with those of other manufacturers. Most competitive manufacturers produce screw-in cartridge valves that fit into an industry common cavity. There is an ongoing effort in the United States to produce a new standard for screw-in hydraulic cartridge valve cavities based on the industry common cavity. Additionally, the International Standards Organization (“ISO”) has an existing industry standard for screw-in hydraulic cartridge valve cavities which is different from the Company’s cavity and the industry common cavity. In the Company’s view, the industry common cavity as well as the suggested standardized form of this cavity and the ISO standard cavity fail to address critical functional requirements, which could result in performance and safety problems of significant magnitude for end users. To the Company’s knowledge, no major competitor has converted its products to fit the ISO standard cavity. Any move by a substantial number of screw-in cartridge valve and manifold manufacturers toward the adoption of ISO standard or another standard, based on the existing industry common cavity, could have a material adverse effect on the Company’s business, financial condition and results of operation. See “Business — Competition.”

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

Competition. The hydraulic valve industry is highly fragmented and intensely competitive, with the Company facing competition from a large number of competitors, some of which are full-line producers and others that are niche suppliers like the Company. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by the Company. The Company believes that it competes based upon quality, reliability, price, value, speed of delivery and technological characteristics. Many of the Company’s screw-in cartridge valve competitors are owned by corporations which are significantly larger than the Company and have greater financial resources than the Company. There can be no assurance that the Company will continue to be able to compete effectively with these companies.

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

In addition, the Company competes in the sale of hydraulic valves and manifolds with certain of its customers. Generally, these customers purchase cartridge valves from the Company to meet a specific need in a system which cannot be filled by any valve made by such customer. To the extent that the Company introduces new valves in the future that increase the competition between the Company and such customer, such competition could adversely affect the Company’s relationships with these customers.

Cyclicality. The capital goods industry in general, and the hydraulic valve and manifold industry in particular, are subject to economic cycles. The downturn in the industry from 2001 - 2003 had a material adverse effect on the Company’s business and results of operation, and the strength of the economic recovery will directly affect orders for the Company’s products.

International Sales. In 2003, approximately 52% of the Company’s net sales were outside of the United States. The Company is expanding the scope of its operations outside the United States, both through direct investment and distribution, and expects that international sales will continue to account for a substantial portion of net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions, and, particularly in emerging economies, potential political and economic instability and regional conflicts. Furthermore, the Company’s international operations generate sales in a number of foreign currencies, particularly British pounds, the Euro, and the Korean Won. Therefore, the Company’s financial condition and results of operation are affected by fluctuations in exchange rates between the United States dollar and these currencies. Any or all of these factors could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Risks Relating to Growth Strategy. In pursuing its growth strategy, the Company intends to expand its presence in its existing markets and enter new markets. In addition, the Company may pursue acquisitions and joint ventures to complement its business. Many of the expenses arising from the Company’s expansion efforts may have a negative effect on operating results until such time, if at all, these expenses are offset by increased revenues. There can be no assurance that the Company will be able to improve its market share or profitability, recover its expenditures, or successfully implement its growth strategy. See “Business — Strategy.”

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

Payment of Dividends. Although the Company has paid a cash dividend each quarter since its Common Stock has been publicly traded, there can be no assurance that funds will be available for this purpose in the future. The declaration and payment of dividends is subject to the sole discretion of the Board of Directors of the Company and will depend upon the Company’s profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by the Board of Directors, and may be restricted by the terms of the Company’s credit agreements.

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

Control by Certain Shareholders and Management. Members of the Koski family, including two Directors, Robert E. Koski, the Company’s founder and former Chairman, and Christine L. Koski, own or control approximately 38% of the outstanding shares of Common Stock. Accordingly, the members of the Koski family have the ability to influence significantly the election of the Company’s Directors and the outcome of certain corporate actions requiring shareholder approval and to influence the business of the Company. Such influence could preclude any acquisition of the Company and could adversely affect the price of the Common Stock. Additionally, all Directors and Executive Officers of the Company as a group beneficially own or control approximately 46% of the outstanding shares of Common Stock. See Item 12. Security Ownership of Certain Beneficial Owners and Management.

ITEM 2. PROPERTIES

The Company’s major locations include facilities in the United States, United Kingdom, Germany, and Korea, as set forth below.

The Company owns a 66,000 square foot facility in Sarasota, Florida, which houses manufacturing, design, marketing and other administrative functions. The Sarasota facility is well suited for the design, testing and manufacture of the Company’s products.

The Company also owns a 60,000 square foot manufacturing facility in Manatee County, Florida. The Manatee County facility, constructed in 1997, has a productive capacity similar to the Sarasota facility.

Both facilities in Florida are encumbered by a secured loan and a revolving line of credit which are due July 23, 2008, and July 23, 2006, respectively. Monthly payments of principal and interest are due on the secured loan and interest only is due on the revolving line of credit, both with a variable interest rate of LIBOR + 1.9% or the bank’s prime rate at the Company’s discretion. At December 27, 2003, the outstanding balance on the secured loan and the revolving line of credit were $5.2 million and $10.8 million, respectively.

The close proximity of the United States facilities allows for quick change and the ability to shift resources, including machinery and people, to effectively meet changing business requirements. The Company believes the combined productive capacity of these facilities is approximately $100 million. The Company estimates its combined current capacity utilization to be approximately 55%.

The Company leases a 10,000 square foot manufacturing facility in Lenexa, Kansas, which is used to manufacture manifolds for the North American market.

The Company also owns vacant land in Manatee County, Florida, for future expansion requirements. There is no mortgage on this property and the Company believes the land to be well suited to add over 30,000 square feet of manufacturing capacity.

The Company owns a 37,000 square foot facility in Coventry, England, free of any encumbrances. This facility has a productive capacity of approximately $20 million and currently, is operating at 60% of its productive capacity.

The Company’s 45,000 square foot distribution and manufacturing facility in Erkelenz, Germany has a mortgage loan, which is due September 30, 2008, and has a fixed interest rate of 6.05%. At December 27, 2003, the principal balance was $1.1 million. This facility is well suited to house equipment used for manufacturing and testing of the Company’s products. Currently, a small portion of the manufacturing area is utilized and the remainder is leased on an annual basis to an outside company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 27, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

The Common Stock of the Company has been trading publicly under the symbol SNHY on the Nasdaq National Market since the Company’s initial public offering on January 9, 1997. The following table sets forth the high and low closing sale prices of the Company’s Common Stock as reported in the Nasdaq National Market for the periods indicated:

	High	Low
2001
First quarter	$7.688	$6.500
Second quarter	8.000	7.050
Third quarter	8.130	7.350
Fourth quarter	8.000	6.800
2002
First quarter	$8.380	$7.560
Second quarter	8.700	8.000
Third quarter	8.600	8.050
Fourth quarter	8.450	7.650
2003
First quarter	$8.250	$7.960
Second quarter	8.480	7.200
Third quarter	10.750	7.010
Fourth quarter	8.810	6.640

Holders

There were 126 shareholders of record of Common Stock on March 8, 2004. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 2,000 beneficial owners of Common Stock.

Dividends

The Company declared cash dividends of $0.04 per share to shareholders of record on the last day of each calendar quarter during 2003 and 2002. These dividends were paid on the 15th day of each month following the date of declaration. The Company also paid a special dividend of $2.00 per share on August 18, 2003.

The Company’s Board of Directors currently intends to continue to pay a quarterly dividend of at least $0.04 per share during 2004. However, the declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

	Year Ended
	Dec 27, 2003	Dec 28, 2002	Dec 29, 2001	Dec 30, 2000	Jan 1, 2000
	(in thousands except per share data)
Statement of Operations:
Net sales	$70,798	$64,545	$64,983	$79,967	$70,449
Gross profit	18,486	15,964	14,625	21,465	16,416
Operating income	3,683	3,420	2,060	7,356	4,038
Income before income taxes	3,277	2,592	1,312	5,919	2,664
Net income	$2,176	$1,778	$950	$3,921	$1,831
Basic net income per common share	$0.33	$0.28	$0.15	$0.61	$0.29
Diluted net income per common share	$0.33	$0.27	$0.14	$0.60	$0.28
Dividends per common share	$2.16	$0.16	$0.16	$0.16	$0.16
Other Financial Data:
Depreciation and amortization	$5,152	$5,100	$5,426	$5,594	$5,043
Capital expenditures	3,076	5,870	4,022	4,374	7,897
Balance Sheet Data:
Cash and cash equivalents	$5,219	$3,958	$3,611	$2,698	$1,122
Working capital	12,663	12,828	12,778	12,658	8,717
Total assets	63,032	62,285	61,750	64,374	64,074
Total debt	18,207	9,611	10,663	12,012	14,342
Redeemable common stock	—	2,250	—	—	—
Shareholders’ equity	35,063	42,899	43,738	43,836	41,176

Quarterly Results of Operations
(in thousands)

	For the Quarter Ended
	Dec 27,	Sep 27,	Jun 28,	Mar 29,
	2003	2003	2003	2003
Net sales	$17,610	$17,851	$18,912	$16,425
Gross profit	4,357	4,523	5,529	4,078
Operating income	1,044	919	1,262	458
Income before income taxes	839	784	1,280	374
Net income	$595	$509	$816	$256

	Dec 28,	Sep 28,	Jun 29,	Mar 30,
	2002	2002	2002	2002
Net sales	$15,476	$16,043	$17,413	$15,613
Gross profit	3,697	4,048	4,526	3,692
Operating income (loss)	626	1,027	1,384	383
Income (loss) before income taxes	423	780	1,188	200
Net income (loss)	$368	$507	$774	$128

	Dec 29,	Sep 29,	Jun 30,	Mar 31,
	2001	2001	2001	2001
Net sales	$13,361	$15,119	$17,533	$18,970
Gross profit	1,809	3,270	4,217	5,316
Operating income	(949)	295	842	1,859
Income (loss) before income taxes	(1,096)	202	620	1,585
Net income (loss)	($662)	$151	$429	$1,033

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions except per share data)

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned companies and independent distributors. Sales outside the United States for the year ended December 27, 2003, were 52% of total net sales.

Approximately 66% of product sales are used by the mobile market, which is characterized by applications where the equipment is not fixed in place, the operating environment is often unpredictable, and duty cycles are generally moderate to low. Some examples of mobile equipment include off-road construction equipment, fire and rescue equipment and mining machinery.

The remaining 34% of sales are used by industrial markets, which are characterized by equipment that is fixed in place, typically in a controlled environment, and which operates at higher pressures and duty cycles. Automation machinery, metal cutting machine tools and plastics machinery are some examples of industrial equipment. The Company sells to both markets with a single product line.

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), United States shipments of hydraulic products have been declining for the past three years, decreasing -16%, -3% and -2% in 2001, 2002 and 2003, respectively. The declining trend appears to be reversing and the Company believes that the United States hydraulics industry will expand in 2004.

Historically, the Company’s orders trend has tracked closely to the United States measure of manufacturing capacity utilization. However, in mid-2002 the Company’s orders trend began to diverge from the capacity utilization index. In mid-2003, the general trend of the Company’s orders and the capacity utilization index began once again to converge. However, the Company has begun to question the relevance of this index as it relates to the Company’s business patterns going forward. At the end of 2003, the U.S. manufacturing capacity utilization index stood at 74.4%.

Recently, the Company has begun to track its incoming orders to the Purchasing Managers Index created by the Institute for Supply Management. This index appears to be a better leading indicator of the Company’s business activity than the capacity utilization index and will be monitored as such in the future. At the end of 2003, the Purchasing Managers Index stood at 63.4.

Results for the 2003 fiscal year

(Dollars in millions except net income per share)

	December 27,	December 28,
	2003	2002	Increase
Twelve Months Ended
Net Sales	$70.8	$64.5	10%
Net Income	$2.2	$1.8	22%
Net Income per share:
Basic	$0.33	$0.28	18%
Fully Diluted	$0.33	$0.27	22%
Three Months Ended
Net Sales	$17.6	$15.5	14%
Net Income	$0.6	$0.4	50%
Net Income per share:
Basic	$0.09	$0.06	50%
Fully Diluted	$0.09	$0.06	50%

Sales increases by business segment were as follows:

	2003
	Year	4th Quarter
United States	4%	7%
United Kingdom	11%	18%
Germany	40%	43%
Korea	16%	30%

One of the most encouraging aspects of 2003 was that the Company’s sales increased despite the trend of declining sales in the hydraulics industry. The U.S. operation sales strength seen in the second half of the year has continued on an accelerated basis in the first two months of 2004. This, combined with the positive signals given off by economic indicators, leads management to believe that U.S. demand will increase significantly in 2004.

As the Company’s sales increase in 2004, management believes that operating margins will increase significantly because manufacturing overhead, marketing, engineering and administrative costs will be relatively static. Management also believes that continuing increases in demand will allow the Company to capitalize on recent productivity improvements and result in lower per unit manufacturing cost.

Outlook

Sales for the first quarter of 2004 are projected to be $19.5 million, which would be a 19% increase over the first quarter of 2003. The Company anticipates that the majority of the increase will occur in the United States operation.

Dividends

The Company paid a $0.04 per share dividend in each quarter of 2003 for a total of $0.16 for the year. In addition, a special dividend of $2.00 per share was paid on August 18, 2003. To finance payment of the dividend, the Company refinanced its debt (see Liquidity and Capital Resources).

Cash Flow

Net cash generated from operations for the year was $9.3, a $1.8 million increase compared to $7.5 million in 2002. Capital expenditures for the year were $3.1 million, cash on hand increased $1.3 million, debt increased $8.6 million to $18.2 million, and $14.4 million was paid to shareholders in dividends.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s statements of operations as a percentage of net sales.

	For the Year Ended
	Dec 27, 2003	Dec 28, 2002	Dec 29, 2001	Dec 30, 2000	Jan 1, 2000
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	26.1%	24.7%	22.5%	26.8%	23.3%
Operating income	5.2%	5.3%	3.2%	9.2%	5.7%
Income before income taxes	4.6%	4.0%	1.5%	7.4%	3.8%

Segment Information (in thousands)

	United		United
	States	Korea	Kingdom	Germany	Elimination	Consolidated
2003
Sales to unaffiliated customers	$43,503	$6,857	$11,346	$9,092	$—	$70,798
Intercompany sales	12,109	—	1,421	41	(13,571)	—
Operating income (loss)	2,160	689	(497)	1,192	139	3,683
Identifiable assets	40,691	3,111	8,087	12,409	(1,266)	63,032
Depreciation and amortization	3,630	123	380	1,019	—	5,152
Capital expenditures	1,914	265	149	748	—	3,076
2002
Sales to unaffiliated customers	$41,937	$5,899	$10,200	$6,509	$—	$64,545
Intercompany sales	10,643	—	1,569	32	(12,244)	—
Operating income (loss)	2,029	431	618	416	(75)	3,419
Identifiable assets	43,407	2,035	11,596	6,207	(955)	62,290
Depreciation and amortization	3,905	104	783	308	—	5,100
Capital expenditures	2,219	136	3,429	86	—	5,870
2001
Sales to unaffiliated customers	$43,158	$4,244	$11,248	$6,333	$—	$64,983
Intercompany sales	10,326	—	1,544	37	(11,907)	—
Operating income (loss)	667	(20)	1,257	95	61	2,060
Identifiable assets	44,463	1,764	11,257	5,861	(1,595)	61,750
Depreciation and amortization	4,219	177	725	305	—	5,426
Capital expenditures	1,939	72	1,357	654	—	4,022

Comparison of Years Ended December 27, 2003 and December 28, 2002

Net Sales

Net sales for 2003 were $70.8 million, an increase of $6.3 million, or 10.0%, compared to $64.5 million in 2002. Sales increased 7% excluding the effect of exchange rates, as approximately $2.0 million of the $6.3 million increase was due the strength of the British Pound, the Euro and the Korean Won to the U.S. Dollar.

Net sales in the United States operation increased 3.7% as shipments to Asia increased 12.5%, to Canada 5.4% and domestic shipments to 1.8%. Net sales in the United Kingdom operation increased 11.2%, mainly due to currency translation. German operation net sales increased 40.0% with a true volume increase of 16%, with 24% related to currency translation. Korean operations increased 16.2%, with approximately 8.1% due to the effect of currency and 8.1% due to increased shipments stimulated by Korean customers meeting demand from China.

Gross Profit

Gross profit increased 15.7% to $18.5 million in 2003, compared to $16.0 million in 2002. Gross profit as a percentage of net sales increased to 26.1% in 2003, compared to 24.7% in 2002. The increase in gross profit as a percentage of net sales was due to the increase in total net sales and transaction based exchange gains in Germany and Korea. These increases were offset by start-up costs for the U.S. Midwest operation and operational problems stemming from mid-year business system difficulties in the United Kingdom. Management believes that operating margins will increase significantly as demand grows because manufacturing overhead, marketing, engineering and administrative costs will be relatively static. Management also believes that continuing increases in demand will allow the Company to capitalize on recent productivity improvements and result in lower per unit manufacturing cost.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses in 2003 were $14.8 million, a $2.3 million, or 18.0%, increase, compared to $12.5 million in 2002. Increases in areas of discretionary spending were as follows: $0.3 million for website development, $0.3 million for professional fees and outside services, $0.4 million for a software system write-off in the United Kingdom, and $0.6 million for marketing related costs in the new Kansas and France operations. In addition, expenses increased $0.3 million in Germany, related to warranty expense and professional fees. Currency translation in Germany and the U.K. accounted for $0.4 million of the increase. The Company believes that selling, engineering and administrative expenses will remain relatively static at 2003 levels in 2004.

Interest Expense

Interest expense was $0.6 million in 2003 and 2002. While average outstanding debt increased $3.8 million, from $10.1 million in 2002 to $13.9 million in 2003, due to debt acquisitions related to the $2 per share special dividend paid on August 18, 2003, lower interest rates were negotiated on the new debt allowing interest expense to remain flat.

Foreign Currency Transaction (Gain) Loss

Foreign currency transaction gain in 2003 of $0.1 million compared to foreign currency loss of $0.1 million in 2002 was due primarily to gains in the Euro and Korean Won against the U. S. dollar.

Miscellaneous (Income) Expense

Miscellaneous income was $0.1 million in 2003, compared to miscellaneous expense of $0.2 million in 2001. The $0.3 million change was due to an increase in loss on sale of fixed assets in the United States and the United Kingdom in 2002.

Income Taxes

The provision for income taxes for the year ended December 27, 2003, was 33.6% of pretax income compared to 31.4% for the year ended December 28, 2002. The increase was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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

Income Taxes

The provision for income taxes for the year ended December 28, 2002, was 34.0% of pretax income compared to 27.6% for the year ended December 28, 2002. The increase was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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

Net cash flow from operations in 2003 was $9.3 million, compared to $7.5 million in 2002 and $7.3 million in 2001. The $1.8 million increase in the Company’s net cash flow from operations in 2003, compared to 2002, was due to the increase in net income of $0.3 million combined with working capital changes, led by a $1.1 million increase in accrued expenses due primarily to changes in expected liabilities related to the Company’s self-funded health insurance plan in the U.S. The increase in the Company’s net cash flow from operations in 2002, compared to 2001, was due to the increase in net income of $0.8 million combined with lower inventory and higher accounts payable, offset by increased accounts receivable.

Capital expenditures were $3.1 million in 2003, compared to $5.9 million in 2002 and $4.0 million in 2001. Capital expenditures in 2002 included $1.5 million for the expansion of the building in the United Kingdom. Capital expenditures in 2004 are projected to be $3.4 million.

On July 23, 2003, the Company completed a recapitalization which refinanced existing debt in the U.S. and further leveraged assets. The new financing consists of a Term Loan of $11 million and a secured revolving Line of Credit of $12 million. The Term Loan and the Line of Credit are secured by all of the Company’s U.S. assets and a pledge of 65% of the authorized and issued capital stock of its first tier subsidiaries in the United Kingdom and Korea. The total carrying value of assets held as collateral is $62.3 million. The Term Loan has monthly principal and interest payments based upon a 20-year amortization schedule, with all remaining principal and interest due in July 23, 2008. The Line of Credit requires monthly payments of interest only, and is payable in full on July 23, 2006. Both the Term Loan and the Line of Credit have a floating interest rate for the first year of 1) 1.9% over LIBOR, or 2) Prime Rate, at the Company’s discretion; thereafter, the rates will vary based upon the Company’s leverage ratio. At December 27, 2003, the Term Loan and the Line of Credit had outstanding balances of $10.8 million and $5.2 million, respectively.

Certain of these debt instruments are subject to debt covenants including 1) Fixed Charges Coverage Ratio (as defined) of 2.0 to 1.0, determined quarterly on a rolling four quarters basis, 2) Debt (as defined) to Tangible Net Worth (as defined) of not more than 1.5 to 1.0, determined quarterly, 3) Current Ratio of 1.5 to 1.0, determined quarterly, 4) Funded Debt (as defined) to EBITDA of less than 3.25 to 1.0, determined quarterly on a rolling four quarters basis, and 5) the Company’s primary domestic depository accounts shall be with SouthTrust Bank. As of December 27, 2003, the Company was in compliance with all debt covenants.

The Company declared quarterly dividends of $0.04 per share to shareholders of record on the last day of each calendar quarter in 2003, 2002, and 2001. These dividends were paid on the 15th day of each month following the date of declaration. In addition, the Company paid a special dividend of $2.00 per share totaling $13.3 million on August 18, 2003. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

The Company believes that cash generated from operations and its borrowing availability under its revolving line of credit will be sufficient to satisfy the Company’s operating expenses and capital expenditures for the foreseeable future. In the event that economic conditions were to severely worsen for a protracted period of time, the Company would have several options available to ensure liquidity in addition to increased borrowing. Capital expenditures could be postponed since they primarily pertain to long-term improvements in operations. Additional operating expense reductions also could be made. Finally, the dividend to shareholders could be reduced or suspended.

On June 22, 2002, the Company entered into a standby Stock Repurchase Agreement with the Koski Family Limited Partnership, which owns approximately 34% of the outstanding shares of the Company’s common stock. Robert E. Koski and Christine Koski are Directors of the Company. Under the Agreement, the Company agreed to purchase up to $2,250,000 worth of Company common stock from the Koski Partnership on a one time basis, until June 22, 2004. The repurchase would be at a per share price of either (i) $7.00 per share, or (ii) 15% less than the average closing price per share of the common stock for the 15 full trading days immediately preceding the closing date, whichever is lower. At December 27, 2003, the average closing price of Sun’s common stock for the previous 15 full trading days was $7.79 per share. A 15% discount from this price would result in a repurchase price per share of $6.62. At this price, the Company would repurchase 340,000 shares from the Koski Partnership for $2,250,000 in cash, if requested to do so.

OTHER MATERIAL COMMITMENTS. Our contractual obligations, and debt obligations as of December 27, 2003, are summarized in the table below (in thousands):

	Payments due by Period
		LESS THAN	1-3	3-5	MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Debt	$18,207	937	7,540	9,442	289
Operating leases	504	110	202	192	—
Other long term liabilities	328	60	120	120	28

Total contractual obligations	$19,039	$1,107	$7,862	$9,754	$317

Critical Accounting Policies and Estimates

The Company currently only applies judgment and estimates, which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses, for impairment of long-lived assets, accounts receivable, inventory, goodwill and accruals. The following explains the basis and the procedure for each account where judgment and estimates are applied.

Revenue Recognition

It is the Company’s accounting policy to report revenues when title passes and risk of loss transfers to the customer. The effect of material non-recurring events is provided for when they become known.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“SFAS 144”), long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.

The Company assesses the recoverability of goodwill and intangible assets not subject to amortization under SFAS 142. See Goodwill below.

Prior to the adoption of SFAS 144, the Company accounted for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.

Accounts Receivable

The Company sells to most of its customers on a recurring basis, primarily through distributors with which the Company maintains long-term relationships. As a result, bad debt experience has not been material. The allowance for doubtful accounts is determined on a specific identification basis by a review of those accounts that are significantly in arrears. There is no assurance that a distributor or a large direct sale customer with overdue accounts receivable balances will not develop financial difficulties and default on payment. See balance sheet for allowance amounts.

Inventory

The Company offers a wide variety of standard products and as a matter of policy does not discontinue products. On an ongoing basis, component parts found to be obsolete through design or process changes are disposed of and charged to material cost. The Company reviews on-hand balances of products and component parts against specific criteria. Products and component parts without usage or that have excess quantities on hand are evaluated. An inventory reserve is then established for the full inventory carrying value of those products and component parts deemed to be obsolete or slow moving. See Note 5 for inventory reserve amounts.

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 27, 2003, and it was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 7 for goodwill amounts.

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

As of July 1, 2003, the Company accrues for health care benefit costs under a self-funded plan utilizing estimates provided by a third party administrator and insurance company. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $75,000 on an individual basis and approximately $3.2 million on an aggregate basis.

New Accounting Pronouncements

During November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others (an interpretation of FAS No. 5, 57, and 107 and rescission of FAS Interpretation No. 34), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. Sun Hydraulics Corporation did not hold any guarantees against the indebtedness of others at December 27, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (ARB 51). FIN 46 provides guidance in determining (1) whether consolidation is required under the “controlling financial interest” model of ARB 51 or (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46A) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. The Company does not believe that its investment in the China joint venture is a variable interest entity and within the scope of FIN 46 and FIN 46A.

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

This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments, at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of this standard, the Company reclassified its Redeemable Common Stock to Capital in Excess of Par.

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. The Company does not believe that its investment in the China Joint Venture is a Variable Interest Entity and within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor is it material to the financial statements of the Company at December 27, 2003.

Seasonality

The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. As a result, the Company’s fourth quarter net sales, income from operations, and net income historically are the lowest of any quarter during the year. However, this was not the case in the 4th quarter of 2003, as the Company believes customers began to place orders in anticipation of improved business conditions in early 2004.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” particularly under the subheading, “Business Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-K for the year ended December 27, 2003. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company had approximately $16.0 million in variable-rate debt outstanding at December 27, 2003. The Company has managed this risk by its ability to select the interest rate on its debt financing at Libor plus 1.9% or its lender’s prime rate, whichever is more advantageous. Beginning in July 2004, the interest rate on its debt financing will remain variable based upon the Company’s leverage ratio. At December 27, 2003, a 1% change in interest rates up or down would affect the Company’s income statement on an annual basis by approximately $160,000 at the current, variable-rate outstanding debt level. At December 28, 2002, the Company had $0.1 million in variable-rate debt outstanding and, as such, the market risk from changes in interest rates was immaterial.

The company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany, and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements:
Report of Independent Certified Public Accountants	26
Consolidated Balance Sheets as of December 27, 2003 and December 28, 2002	27
Consolidated Statements of Operations for the years ended December 27, 2003, December 28, 2002, and December 29, 2001	28
Consolidated Statements of Shareholders’ Equity and and Comprehensive Income for the years ended December 27, 2003, December 28, 2002, and December 29, 2001	29
Consolidated Statements of Cash Flows for the years ended December 27, 2003, December 28, 2002, and December 29, 2001	30
Notes to Consolidated Financial Statements	31

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders
of Sun Hydraulics Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and its subsidiaries at December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7, the Company changed its method of accounting for amortization of goodwill in accordance with FAS 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/PricewaterhouseCoopers LLP

Tampa, Florida
March 25, 2004

Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands)

	December 27, 2003	December 28, 2002
Assets
Current assets:
Cash and cash equivalents	$4,794	$3,958
Restricted cash	425	—
Accounts receivable, net of allowance for doubtful accounts of $187 and $194	6,215	5,690
Inventories	6,621	6,846
Taxes receivable	—	—
Other current assets	524	810

Total current assets	18,579	17,304
Property, plant and equipment, net	42,829	43,987
Other assets	1,624	994

Total assets	$63,032	$62,285

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,440	$1,706
Accrued expenses and other liabilities	2,217	1,081
Long-term debt due within one year	937	1,421
Dividends payable	270	258
Taxes payable	51	10

Total current liabilities	5,915	4,476
Long-term debt due after one year	17,270	8,190
Deferred income taxes	4,456	4,092
Other noncurrent liabilities	328	378

Total liabilities	27,969	17,136
Commitments and contingencies (Note 17)	—	—
Redeemable common stock	—	2,250
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 6,757,941 shares outstanding	7	6
Capital in excess of par value	26,478	22,690
Unearned compensation related to outstanding restricted stock	(601)	(170)
Retained earnings	7,522	19,750
Accumulated other comprehensive income	1,657	623

Total shareholders’ equity	35,063	42,899
Total liabilities and shareholders’ equity	$63,032	$62,285

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended
	December 27, 2003	December 28, 2002	December 29, 2001
Net sales	$70,798	$64,545	$64,983
Cost of sales	52,312	48,581	50,358

Gross profit	18,486	15,964	14,625
Selling, engineering and administrative expenses	14,803	12,544	12,565

Operating income	3,683	3,420	2,060
Interest expense	606	578	878
Foreign currency transaction loss (gain)	(143)	68	(34)
Miscellaneous expense (income)	(57)	182	(96)

Income before income taxes	3,277	2,592	1,312
Income tax provision	1,101	814	362

Net income	$2,176	$1,778	$950

Basic net income per common share	$0.33	$0.28	$0.15
Weighted average basic shares outstanding	6,551	6,433	6,392
Diluted net income per common share	$0.33	$0.27	$0.14
Weighted average diluted shares outstanding	6,597	6,589	6,554

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Shareholders’ Equity and Comprehensive Income
(in thousands)

					Unearned
					Compensation		Accumulated
				Capital in	related to		other
		Preferred	Common	excess of	restricted	Retained	comprehensive
	Shares	Stock	stock	par value	stock	earnings	income	Total
Balance, December 30, 2000	6,385	$—	$6	$24,486	$—	$19,073	$271	$43,836
Shares issued, Restricted Stock	34			216	(216)			—
Shares issued, Unrestricted Stock	1			8				8
Shares issued, ESPP	1			8				8
Dividends declared						(1,022)		(1,022)
Comprehensive income:
Net income						950		950
Foreign currency translation adjustments							(42)	(42)

Comprehensive income								908

Balance, December 29, 2001	6,421	$—	$6	$24,718	$(216)	$19,001	$229	$43,738
Shares issued, Restricted Stock	9			129	46			175
Shares issued, Unrestricted Stock	5			23				23
Shares issued, ESPP	11			70				70
Redeemable Common Stock				(2,250)				(2,250)
Dividends declared						(1,029)		(1,029)
Comprehensive income:
Net income						1,778		1,778
Foreign currency translation adjustments							394	394

Comprehensive income								2,172

Balance, December 28, 2002	6,446	$—	$6	$22,690	$(170)	$19,750	$623	$42,899
Shares issued, Restricted Stock	83		1	1,538	(431)			1,108
Shares issued, Stock Options	223
Shares issued, ESPP	6
Dividends issued						(14,404)		(14,404)
Redeemable Common Stock				2,250				2,250
Comprehensive income:
Net income						2,176		2,176
Foreign currency translation adjustments							1,034	1,034

Comprehensive loss								3,210

Balance, December 27, 2003	6,758	$—	$7	$26,478	$(601)	$7,522	$1,657	$35,063

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended
	December 27, 2003	December 28, 2002	December 29, 2001
Cash flows from operating activities:
Net income	$2,176	$1,778	$950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,152	5,100	5,426
Gain/(Loss) on disposal of assets	370	190	(2)
Allowance for doubtful accounts	(7)	(1)	32
Provision for slow moving inventory	(16)	(101)	314
Provision for deferred income taxes	364	244	(258)
(Increase) decrease in:
Accounts receivable	(518)	(934)	1,325
Inventories	241	493	1,481
Income tax receivable	—	668	(668)
Other current assets	286	175	(449)
Other assets, net	(630)	(56)	30
Increase (decrease) in:
Accounts payable	734	383	(464)
Accrued expenses and other liabilities	1,136	(413)	(91)
Dividends payable	12	1	2
Income taxes payable	41	10	(315)
Other liabilities	(50)	(49)	(51)

Net cash from operating activities	9,291	7,488	7,262
Cash flows used in investing activities:
Capital expenditures	(3,076)	(5,870)	(4,022)
Proceeds from dispositions of equipment	33	148	70

Net cash used in investing activities	(3,043)	(5,722)	(3,952)
Cash flows used in financing activities:
Proceeds from debt	18,850	—	571
Repayment of debt	(10,254)	(1,052)	(1,920)
Proceeds from exercise of stock options	899	17	—
Proceeds from stock issued	209	251	16
Dividends to shareholders	(14,404)	(1,029)	(1,022)

Net cash used in financing activities	(4,700)	(1,813)	(2,355)
Effect of exchange rate changes on cash and cash equivalents	(287)	394	(42)

Net increase (decrease) in restricted cash	425	—	—
Net increase (decrease) in cash and cash equivalents	836	347	913

Cash and cash equivalents, beginning of period	3,958	3,611	2,698

Cash and cash equivalents, end of period	$5,219	$3,958	$3,611

Supplemental disclosure of cash flow information:
Cash paid/(received):
Interest	$607	$578	$878
Income taxes	$696	$(108)	$1,603

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

Critical Accounting Policies and Estimates

The Company currently only applies judgment and estimates, which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses, for impairment of long-lived assets, accounts receivable, inventory, goodwill and accruals. The following explains the basis and the procedure for each account where judgment and estimates are applied.

Revenue Recognition

It is the Company’s accounting policy to report revenues when title passes and risk of loss transfers to the customer. The effect of material non-recurring events is provided for when they become known.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“SFAS 144”), long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.

The Company assesses the recoverability of goodwill and intangible assets not subject to amortization under SFAS 142. See Goodwill below.

Prior to the adoption of SFAS 144, the Company accounted for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.

Accounts Receivable

The Company sells to most of its customers on a recurring basis, primarily through distributors with which the Company maintains long-term relationships. As a result, bad debt experience has not been material. The allowance for doubtful accounts is determined on a specific identification basis by a review of those accounts that are significantly in arrears. There is no assurance that a distributor or a large direct sale customer with overdue accounts receivable balances will not develop financial difficulties and default on payment. See balance sheet for allowance amounts.

Inventory

The Company offers a wide variety of standard products and as a matter of policy does not discontinue products. On an ongoing basis, component parts found to be obsolete through design or process changes are disposed of and charged to material cost. The Company reviews on-hand balances of products and component parts against specific criteria. Products and component parts without usage or that have excess quantities on hand are evaluated. An inventory reserve is then established for the full inventory carrying value of those products and component parts deemed to be obsolete or slow moving. See Note 5 for inventory reserve amounts.

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 27, 2003, and it was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 7 for goodwill amounts.

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

As of July 1, 2003, the Company accrues for health care benefit costs under a self-funded plan utilizing estimates provided by a third party administrator and insurance company. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $75,000 on an individual basis and approximately $3.2 million on an aggregate basis.

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

Gains or losses on the retirement, sale, or disposition of plant, property, and equipment are reflected in the Statement of Operations in the period in which the assets are taken out of service.

Valuation Assessment of Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will provide for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. Assets are reviewed for utilization on a monthly basis by management in conjunction with employees who work directly with the assets.

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

Shipping and Handling Costs

Shipping and handling costs billed to distributors and customers are recorded in revenue. Shipping costs incurred by the Company are recorded in cost of goods sold.

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

	December 27,	December 28,	December 29,
	2003	2002	2001
Net Income as Reported	$2,176	$1,778	$950
Stock-based compensation reported in net income, net of related taxes	105	88	176
Stock compensation expense calculated under FAS 123, net of related taxes	(219)	(165)	(176)
Pro Forma Net Income	2,062	1,701	950
Basic earnings per common share:
As reported	$0.33	$0.28	$0.15
Pro forma	$0.31	$0.26	$0.15
Diluted earnings per common share:
As reported	$0.33	$0.27	$0.14
Pro forma	$0.31	$0.26	$0.14
Assumptions
Risk-free interest rate	4.15%	3.81%	4.96%
Expected lives (in years)	6.5	6.5	6.5
Expected volatility	18.00%	18.00%	40.00%
Dividend yield	2.22%	1.96%	2.09%

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

3. FAIR VALUE OF INVESTMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value.

The carrying amount of long-term debt approximates fair value, as the interest rates on the debt approximate rates currently available to the Company for debt with similar terms and remaining maturities.

4. RESTRICTED CASH

The restricted cash balance at December 27, 2003, consisted of $425 in reserves for customs and excise taxes in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and was held with Lloyd’s TSB in the U.K.

5. INVENTORIES

	December 27, 2003	December 28, 2002
Raw materials	$2,120	$2,239
Work in process	2,390	2,611
Finished goods	2,308	2,209
Provision for slow moving inventory	(197)	(213)

Total	$6,621	$6,846

6. PROPERTY, PLANT, and EQUIPMENT

	December 27, 2003	December 28, 2002
Machinery and equipment	$47,255	$46,404
Office furniture and equipment	7,477	7,515
Buildings	22,174	21,018
Leasehold and land improvements	1,528	1,498
Land	2,556	2,481

	$80,990	$78,916
Less: Accumulated depreciation	(41,834)	(36,175)
Construction in progress	3,673	1,246

Total	$42,829	$43,987

Depreciation expense for the years ended December 27, 2003, December 28, 2002, and December 29, 2001, totaled $5,152, $5,100, and $5,383, respectively.

7. GOODWILL

On December 27, 2003, the Company had $715 of goodwill, net of amortization of $157, related to its acquisition of Sun Korea.

Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 27, 2003. The analysis indicated that there was no impairment on the carrying value of the goodwill.

The following represents pro-forma net income and related per share amounts as if the new method of accounting for goodwill was applied retroactively:

	For the year ended
	December 27,	December 28,	December 29,
	2003	2002	2001
Net income:
As reported	$2,176	$1,778	$950
Pro forma	2,176	1,778	1,010
Basic earnings per common share:
As reported	$0.33	$0.28	$0.15
Pro forma	0.33	0.28	0.16
Diluted earnings per common share:
As reported	$0.33	$0.27	$0.14
Pro forma	0.33	0.27	0.15

8. OTHER ASSETS

	December 27, 2003	December 28, 2002
Goodwill, net of accumulated amortization of $157 and $157	$715	$715
Equity investment in joint venture	277	240
Loan acquisition costs, net of amortization of $21	235	—
Deposits with suppliers	194	—
Long term receivable from vendor	178	—
Other	25	39

Total	$1,624	$994

9. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 27, 2003	December 28, 2002
Compensation and benefits	$943	$754
Insurance	923	219
Other	351	108

Total	$2,217	$1,081

10. LONG-TERM DEBT

	December 27, 2003	December 28, 2002
$11,000 five-year note, collateralized by U.S. real estate and equipment, and a pledge of foreign assets, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2008.	$10,770	$2,980
$12,000 revolving line of credit, collateralized by U.S. real estate and equipment, and a pledge of foreign assets, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2006.	5,150	4,315
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	1,086	1,094
10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	1,103	1,115
Other	98	107

	18,207	9,611
Less amounts due within one year	(937)	(1,421)

Total	$17,270	$8,190

The remaining principal payments are due as follows: 2004 - $937; 2005 - $1,033; 2006 - $6,507; 2007 - $735; 2008 and thereafter - $8,995.

On July 23, 2003, the Company completed a recapitalization which refinanced existing debt in the U.S. and further leveraged assets. The new financing consists of a Term Loan of $11 million and a secured revolving Line of Credit of $12 million. The Term Loan and the Line of Credit are secured by all of the Company’s U.S. assets and a pledge of 65% of the authorized and issued capital stock of its first tier subsidiaries in the United Kingdom and Korea. The total carrying value of assets held as collateral is $62.3 million. The Term Loan has monthly principal and interest payments based upon a 20-year amortization schedule, with all remaining principal and interest due in July 23, 2008. The Line of Credit requires monthly payments of interest only, and is payable in full on July 23, 2006. Both the Term Loan and the Line of Credit have a floating interest rate for the first year of 1) 1.9% over LIBOR, or 2) Prime Rate, at the Company’s discretion; thereafter, the rates will vary based upon the Company’s leverage ratio. At December 27, 2003, the Term Loan and the Line of Credit had outstanding balances of $10.8 million and $5.2 million, respectively.

Certain of these debt instruments are subject to debt covenants including 1) Fixed Charges Coverage Ratio (as defined) of 2.0 to 1.0, determined quarterly on a rolling four quarters basis, 2) Debt (as defined) to Tangible Net Worth (as defined) of not more than 1.5 to 1.0, determined quarterly, 3) Current Ratio of 1.5 to 1.0, determined quarterly, 4) Funded Debt (as defined) to EBITDA of less than 3.25 to 1.0, determined quarterly on a rolling four quarters basis, and 5) the Company’s primary domestic depository accounts shall be with SouthTrust Bank. As of December 27, 2003, the Company was in compliance with all debt covenants.

11. REDEEMABLE COMMON STOCK

On June 22, 2002, the Company entered into a standby Stock Repurchase Agreement with the Koski Family Limited Partnership, which owns approximately 34% of the outstanding shares of the Company’s common stock. Under the Agreement, the Company agreed to purchase up to $2,250 worth of Company common stock from the Koski Partnership on a one time basis, until June 22, 2004. The repurchase would be at a per share price of either (i) $7.00 per share, or (ii) 15% less than the average closing price per share of the common stock for the 15 full trading days immediately preceding the closing date, whichever is lower. Upon entering into the Agreement, $2,250 was transferred from Capital in Excess of Par into Redeemable Common Stock on the balance sheet. Effective third quarter 2003, the Company has adopted FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The standard requires the Company to classify certain financial instruments as a liability or an asset at fair value. Management has determined that the estimated fair value of the put option is not material and has transferred $2,250 from Redeemable Common Stock to Capital in Excess of Par on the balance sheet.

At December 27, 2003, the average closing price of the Company’s common stock for the previous 15 full trading days was $7.79 per share. A 15% discount from this price would result in a repurchase price per share of $6.62. At this price, the Company would repurchase 340,000 shares from the Koski Partnership for $2,250 in cash. Upon execution of the put option by the Koski Partnership, the Company would record treasury stock in the amount of $2,250.

12. DISTRIBUTIONS AND DIVIDENDS TO SHAREHOLDERS

The Company declared distributions of $14,404, $1,029, and $1,022 to shareholders in 2003, 2002, and 2001, respectively.

On March 12, 2004, the Company declared a cash dividend of $0.04 per share to shareholders of record on March 31, 2004, payable on April 15, 2004. The Company declared quarterly dividends of $0.04 per share to shareholders of record on the last day of each quarter in 2003, 2002 and 2001. These dividends were paid on the 15th day of each month following the date of declaration. Additionally, the Company paid a special dividend of $2.00 per share totaling $13,348 on August 18, 2003.

13. INCOME TAXES

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 27,	December 28,	December 29,
	2003	2002	2001
United States	$1,786	$1,338	$(283)
Foreign	1,491	1,254	1,595

Total	$3,277	$2,592	$1,312

The components of the income tax provision (benefit) are as follows: For the year ended

	For the year ended
	December 27,	December 28,	December 29,
	2003	2002	2001
Current tax expense:
United States	$160	$306	$180
State and local	(16)	27	16
Foreign	593	237	424

Total current	737	570	620

Deferred tax expense (benefit):
United States	499	115	(231)
State and local	44	10	(21)
Foreign	(179)	119	(6)

Total deferred	364	244	(258)

Total income tax provision	$1,101	$814	$362

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 27,	December 28,	December 29,
	2003	2002	2001
U.S. federal taxes at statutory rate	$1,067	$881	$446
Increase(decrease)
Foreign deemed dividend	3,570	—	—
Foreign tax credit	(3,324)	—	—
Benefit of ETI Exclusion	(39)	(85)	—
Foreign income taxed at lower rate	(45)	(75)	(114)
Nondeductible items	(156)	52	36
State and local taxes, net	28	41	(6)

Income tax provision	$1,101	$814	$362

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 27, 2003, December 28, 2002, and December 29, 2001 are presented below:

	December 27,	December 28,	December 29,
	2003	2002	2001
Deferred taxes, non-current:
Assets
Accrued expenses and reserves not currently deductible	$208	$189	$354
Compensation expense recognized for book, not yet deductible for tax	62	329	329
Deferred royalty income	121	139	158

Deferred tax asset, non-current	391	657	841
Liabilities
Depreciation	(4,847)	(4,749)	(4,689)

Net deferred tax liability, non-current	$(4,456)	$(4,092)	$(3,848)

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2003, 2002 and 2001, management has determined that a valuation allowance is not required.

14. STOCK OPTION PLANS

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

A summary of the Company’s stock option plan for the years ended December 27, 2003, December 28, 2002, and December 29, 2001 is summarized as follows:

		Exercise			Weighted
	Number	price			average
	of shares	range			exercise price
	(share amounts are in thousands)
Under option, December 30, 2000 (526 shares exercisable)	756	$3.00	-	16.75	$7.84
Granted	25	$7.00			$7.00
Forfeitures	(105)	$16.75			$16.75

Under option, December 29, 2001 (557 shares exercisable)	676	$3.00	-	16.75	$7.68
Granted	15	$8.27			$8.27
Exercised	(4)	$3.85			$3.85
Forfeitures	(17)	$6.75	-	10.00	$9.81

Under option, December 28, 2002 (570 shares exercisable)	670	$3.00	-	16.75	$7.67
Granted	49	$7.09			$7.09
Exercised	(224)	$3.00		7.00	$4.05
Forfeitures	(6)	$6.75	-	10.00	$9.12

Under option, December 27, 2003 (379 shares exercisable)	489	$3.00	-	16.75	$8.54

All options listed above vest over 5 years with a maximum term of 10 years.

A summary of outstanding and exercisable options at December 27, 2003 is summarized as follows:

Options Outstanding				Options Exercisable
		Weighted-average			Weighted
Range of	Number of	Remaining	Exercise	Number of	average
exercise prices	shares	contractual life	price	shares	exercise price
$ 3.00	3,920	2.75	3.00	3,920	$3.00
4.95	24,765	2.75	4.95	24,765	4.95
6.00	10,000	6.00	6.00	10,000	6.00
6.75	30,400	7.00	6.75	16,800	6.75
7.00	24,400	7.83	7.00	9,400	7.00
7.09	48,600	9.80	7.09	—	7.09
8.00	56,000	6.67	8.00	35,100	8.00
8.27	15,000	8.42	8.27	3,000	8.27
9.50	191,522	2.57	9.50	191,522	9.50
10.00	29,000	4.92	10.00	28,000	10.00
16.75	55,000	4.33	16.75	50,000	16.75

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

On September 6, 2003, the Board of Directors granted restricted stock to employees who held outstanding options as of that date. The purpose of the grant was to compensate option holders for the decrease in value of the Company’s stock attributable to the payment of the special dividend, which the Board determined to be approximately $1.00. To provide a continuing incentive to these employees, the restricted stock will be earned over a one to three year period. The restricted stock was expensed at a price of $7.41, the stock price on the September 5, 2003. At December 27, 2003, the Company had 129,900 shares of restricted stock outstanding and 33,983 of these shares were vested.

During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted an option to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 325,000 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. During 2003, employees purchased approximately 14,984 shares at an average price of $6.15, under the ESPP. At December 27, 2003, 295,974 shares remained available to be issued through the ESPP.

15. EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	December 27,	December 28,	December 29,
	2003	2002	2001
Net income	$2,176	$1,778	$950
Basic weighted average number of common shares outstanding	6,551	6,433	6,392
Basic earnings per common share	$0.33	$0.28	$0.15
Effect of dilutive stock options	46	156	162
Diluted weighted average number of common shares outstanding	6,597	6,589	6,554
Diluted earnings per common share	$0.33	$0.27	$0.14

Diluted earnings per common share excludes antidilutive stock options of approximately 275,000, 270,000 and 288,000 during 2003, 2002 and 2001 respectively.

16. EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $686, $685, and $715 during 2003, 2002, and 2001, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $266, $235, and $215 during 2003, 2002, and 2001, respectively.

17. SEGMENT REPORTING

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

Identifiable assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company. Segment information is as follows:

	United		United
	States	Korea	Kingdom	Germany	Elimination	Consolidated
2003
Sales to unaffiliated customers	$43,503	$6,857	$11,346	$9,092	$—	$70,798
Intercompany sales	12,109	—	1,421	41	(13,571)	—
Operating income (loss)	2,160	689	(497)	1,192	139	3,683
Identifiable assets	40,691	3,111	8,087	12,409	(1,266)	63,032
Depreciation and amortization	3,630	123	380	1,019	—	5,152
Capital expenditures	1,914	265	149	748	—	3,076
2002
Sales to unaffiliated customers	$41,937	$5,899	$10,200	$6,509	$—	$64,545
Intercompany sales	10,643	—	1,569	32	(12,244)	—
Operating income (loss)	2,029	431	618	416	(75)	3,419
Identifiable assets	43,407	2,035	11,596	6,207	(955)	62,290
Depreciation and amortization	3,905	104	783	308	—	5,100
Capital expenditures	2,219	136	3,429	86	—	5,870
2001
Sales to unaffiliated customers	$43,158	$4,244	$11,248	$6,333	$—	$64,983
Intercompany sales	10,326	—	1,544	37	(11,907)	—
Operating income (loss)	667	(20)	1,257	95	61	2,060
Identifiable assets	44,463	1,764	11,257	5,861	(1,595)	61,750
Depreciation and amortization	4,219	177	725	305	—	5,426
Capital expenditures	1,939	72	1,357	654	—	4,022

Net foreign currency gains (losses) reflected in results of operations were $143, ($68), and $34, for 2003, 2002, and 2001, respectively. Operating income (loss) is total sales and other operating income less operating expenses. In computing segment operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $7,912, $7,246, and $5,964, during 2003, 2002, and 2001, respectively.

18. COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

OPERATING LEASES — The Company leases a manufacturing facility in Lenexa, Kansas and production support facilities in Sarasota, Florida under operating leases having initial terms expiring between 2004 and 2008. The lease for the manufacturing facility in Kansas has a term of 5 years, expiring on November 14, 2008, and represents approximately 10,000 square feet of space. The lease for the production support facilities in Florida are on a month- to-month basis and represent approximately 10,000 square fee. Total rental expense for the years ended December 31, 2003, 2002 and 2001 was approximately $77, $104 and $126, respectively.

Future minimum lease payments on operating leases are as follows:

2004	$110
2005	101
2006	101
2007	101
2008	91
Thereafter	—

Total minimum lease payments	$504

INSURANCE — On July 1, 2003, the Company changed its group health insurance plan that covers U.S. employees and their families from a fully-insured policy to a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $75,000 on an individual basis and approximately $3.2 million on an aggregate basis.

The Company records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on the estimates provided by a third party administrator and insurance company. The Company believes it has adequate reserves for all self-insurance claims.

19. NEW ACCOUNTING PRONOUNCEMENTS

During November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others (an interpretation of FAS No. 5, 57, and 107 and rescission of FAS Interpretation No. 34), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. Sun Hydraulics Corporation did not hold any guarantees against the indebtedness of others at December 27, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (ARB 51). FIN 46 provides guidance in determining (1) whether consolidation is required under the “controlling financial interest” model of ARB 51 or (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46A) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. The Company does not believe that its investment in the China Joint Venture is a variable interest entity and within the scope of FIN 46 and FIN 46A, and therefore does not have a material effect on the Company’s financial statements.

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

This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments, at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of this standard, at December 27, 2003, the Company reclassified its Redeemable Common Stock to Capital in Excess of Par.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of December 27, 2003, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 27, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers

The Board of Directors (“Board”) of the Company currently consists of nine members. The Board is divided into three classes of Directors serving staggered three-year terms. Directors hold their positions until the annual meeting of shareholders in the year in which their terms expire, and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. Executive Officers serve at the pleasure of the Board of Directors.

The following table sets forth the names and ages of the Company’s Directors and Executive Officers and the positions they hold with the Company.

Name	Age	Position
Clyde G. Nixon	68	Chairman of the Board of Directors (term expiring in 2004)

Allen J. Carlson	53	President, Chief Executive Officer, Director (term expiring in 2006)

Jeffrey Cooper	62	Engineering Manager

Richard J. Dobbyn	60	Chief Financial Officer

Peter G. Robson	59	General Manager, Sun Hydraulics Limited

Marc Bertoneche	57	Director (term expiring in 2004), and a member of the Audit Committee and Audit Committee Financial Expert

John S. Kahler	64	Director (term expiring in 2006), and a member of the Audit, Compensation and Nominating Committees

Christine L. Koski	46	Director (term expiring in 2005)

Name	Age	Position
Robert E. Koski	74	Director (term expiring in 2006)

Ferdinand E. Megerlin	64	Director (term expiring in 2004) and a member of the Audit and Compensation Committees

Hirokatsu Sakamoto	60	Director (term expiring in 2005) and a member of the Nominating Committee

David N. Wormley	63	Director (term expiring in 2005) and a member of the Compensation and Nominating Committees

     Mr. Nixon joined the Company in January 1988, and served as its President and Chief Executive Officer from November 1988 until May 2000, at which time he was named Chairman of the Board. From September 1985 to January 1988, he served as Vice President of Cross & Trecker Corporation and was President of Warner & Swasey Company, its wholly-owned subsidiary. From 1964 to 1985, he served in various management capacities with Brown & Sharpe Manufacturing Corporation, most recently as Vice President of its fluid power division and President of Double A Products Company, its wholly-owned subsidiary. Mr. Nixon is a graduate of Cornell University and the Harvard Business School, and is Past Chairman of the Board of the National Fluid Power Association. Mr. Nixon has over 35 years experience in the fluid power industry.

     Mr. Carlson joined the Company in March 1996 and served as Vice President from January 2000 until May 2000, when he was named President and Chief Executive Officer. From October 1977 to March 1996, Mr. Carlson held various engineering, marketing and management positions for Vickers Incorporated, a wholly-owned subsidiary of Trinova Corporation. He is a graduate of the Milwaukee School of Engineering and the Advanced Management Program at the Harvard Business School. Mr. Carlson has over 32 years experience in the fluid power industry.

     Mr. Cooper joined the Company in December 1990 as an engineer and has been Engineering Manager since September 1991. From August 1987 to December 1990, he was Engineering Manager, Mobile Valves, of Vickers, Incorporated, a wholly-owned subsidiary of Trinova Corporation, and from September 1979 to August 1986, he served as Vice President of Engineering for Double A Products Company. Mr. Cooper is an engineering graduate of Willesden College of Technology, London, England. Mr. Cooper has over 34 years experience in the fluid power industry.

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

     Mr. Robson has served as a Director of Sun Hydraulics Limited, Coventry, England, since May 1993, and has been employed by the Company as the General Manager of its United Kingdom operations since 1982. Mr. Robson is a Chartered Engineer and a graduate of Coventry University. Mr. Robson has over 36 years experience in the fluid power industry.

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

     Mr. Kahler is the President, CEO and a Director of Cincinnati Incorporated. Mr. Kahler has served in various management positions with Cincinnati Incorporated since 1989. He is a graduate of Carnegie-

Mellon University and the Harvard Business School. Mr. Kahler has served as a Director of the Company since May 1998.

     Ms. Koski founded Koski Consulting Group, Inc. in June 2001 to work with start-up companies in the area of business strategy and marketing. In May 2001, Ms. Koski completed an Executive MBA degree from Southern Methodist University. From 1980 through 2000, Ms. Koski held various positions in sales, product management, purchasing, sales management, and international marketing management with Celanese A.G. or its former affiliates, including Celanese Ltd., Hoechst AG and Hoechst Celanese Chemical Group Ltd. Ms. Koski has served as a Director of the Company since May 2000.

     Mr. Koski is a co-founder of the Company and served as its Chairman of the Board from the Company’s inception in 1970 until his retirement as an executive officer in May 2000. He was also its President and Chief Executive Officer from 1970 until November 1988. He is a graduate of Dartmouth College and past Chairman of the Board of the National Fluid Power Association. Mr. Koski has over 40 years experience in the fluid power industry, and has served as Chairman of the Fluid Power Systems and Technology Division of the American Society of Mechanical Engineers, and as a member of the Board of Directors of the National Association of Manufacturers.

     Dr. Megerlin retired in March 2003 as a member of the Executive Board of Linde AG and Chairman and Managing Director of the Linde Material Handling Division of Aschaffenburg, Germany. Prior to such time, he also was Chairman of Linde’s U.S. subsidiaries Linde Hydraulics Corp., Canfield, Ohio, and Linde Lift Truck Corp., Sommerville, South Carolina. Within VDMA, Germany’s association for mechanical and plant engineering, Dr. Megerlin formerly was Chairman and now serves as a member of the Executive Board of the German Fluid Power Association. He is a mechanical engineer and received his Dipl-Ing (M.S.) degree from the Technical University of Karlsruhe, Germany, and his Dr.-Ing. (Ph.D.) from TH Aachen, Germany. Dr. Megerlin has over 31 years of experience in the fluid power industry. Dr. Megerlin has served as a Director of the Company since May 1998.

     Mr. Sakamoto has been the President of Kawasaki Precision Machinery, Ltd. since October 2002. From April 2000 to September 2002, he served as the General Manager of the Precision Machinery Division of Kawasaki Heavy Industries Ltd., and from July 1998 through March 2000, he was Deputy General Manager of the Precision Machinery Division of Kawasaki Heavy Industries Ltd. Mr. Sakamoto has served in various management positions with Kawasaki Heavy Industries Ltd. since entering its engineering department in April 1968. He is a graduate of Kyoto Institute of Technology, and an executive board member of The Japan Fluid Power System Society since April 2002. Mr. Sakamoto has over 36 years of experience in the fluid power industry.

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

     The Board of Directors has Audit, Compensation, and Nominating Committees.

     The Audit Committee, which consists of John Kahler, Ferdinand Megerlin, and Marc Bertoneche, held four meetings in 2003. The Board of Directors determined, under applicable SEC and NASDAQ rules, that all of the members of the Audit Committee are independent and that Mr. Bertoneche meets the qualifications as an Audit Committee Financial Expert and has been so designated. The functions of the Audit Committee are to select the independent public accountants who will prepare and issue an audit report on the annual financial statements of the Company, to establish the scope of and the fees for the prospective annual audit with the independent public accountants, to review the results thereof with the independent public accountants, to review and approve non-audit services of the independent public accountants, to review compliance with existing major accounting and financial policies of the Company, to review the adequacy of the financial organization of the Company, to review management’s procedures and policies relative to the adequacy of the Company’s internal accounting controls, to review compliance with federal and state laws relating to accounting practices and to review and approve (with the concurrence of a majority of the disinterested Directors of the Company) transactions, if any, with affiliated parties.

     The Compensation Committee, which consists of David Wormley, Ferdinand Megerlin, and John Kahler, reviews, approves and recommends to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, administers the Company’s stock option plans and carries out the responsibilities required by the rules of the Securities and Exchange Commission. The Committee met four times during 2003.

     The Company recently formed a Nominating Committee, which consists of John Kahler, Hirokatsu Sakamoto, and David Wormley. The Nominating Committee is responsible for identifying individuals qualified to become members of the Board of Directors, consistent with criteria approved by the Board, and for selecting the director nominees to stand for election at each annual meeting of shareholders. The Committee held its inaugural meeting in December 2003.

     The Board of Directors held four meetings during 2003. Each Director attended all of the meetings of the Board and of each committee of which he or she was a member in 2003.

     The Company is in the process of finalizing its code of ethics, as required by Item 406 of Regulation S-K. A copy of the code of ethics will be provided to any person without charge, upon request, by writing to the Company at 1500 West University Parkway, Sarasota, FL 34243, Attention: Investor Relations.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors, officers and holders of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company’s knowledge, based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all of them complied with the Section 16(a) filing requirements in 2003.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

     The following table is a summary of the compensation paid or accrued by the Company for the last three fiscal years for services in all capacities to the Company’s Chief Executive Officer and each of its four most highly compensated executive officers who earned more than $100,000 from the Company in 2003 under the rules of the Securities and Exchange Commission (the “Named Executive Officers”).

Summary Compensation Table

		Long Term
		Compensation Awards
				Securities
Name and			Restricted	Underlying	Other Annual
Principle Position	Year	Salary	Stock	Options/SARs (#)	Compensation (1)
Clyde G. Nixon	2003	$200,250	$105,815		$16,560
Chairman of the	2002	191,667	—		16,322 (2)
Board of Directors	2001	205,200	—		15,060
Allen J. Carlson	2003	$180,250	$105,613		$11,040
President and	2002	173,250	32,600		9,491
Chief Executive Officer	2001	177,975	—		9,305
Jeffrey Cooper	2003	$143,250	$69,989		$9,082
Engineering Manager	2002	138,233	32,600		10,558
	2001	141,570	—		10,325
Richard J. Dobbyn	2003	$140,250	$74,092		$9,814
Chief Financial Officer	2002	135,333	29,200		8,212
	2001	138,600	—		7,326
Peter G. Robson	2003	$117,598	$48,165		$22,360
General Manager,	2002	117,598	—		24,729
Sun Hydraulics Limited	2001	117,598	—		23,408

(1)	Except as otherwise noted, reflects primarily contributions made by the Company on behalf of the employee to the Company’s 401(k) plan and excess life insurance premiums.

(2)	Includes dues of $750.

Option/SAR Grants in Last Fiscal Year

Individual Grants
	Number of	Percent of			Potential Realizable Value at Assumed Annual
	Securities	Total Options			Rates of Stock Price Appreciation for Option
	underlying	Granted to	Exercise or		Term (1)
	options granted	Employees in	Base Price	Expiration
Name	(#)	Fiscal Year	($/sh)	Date	5% ($)	10% ($)	0% ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Clyde G. Nixon	—	—	—		—	—	—
Allen Carlson	9,600	19.75%	$7.09	9/29/2013	$110,869	$176,540	$68,064
Jeffrey Cooper	3,000	6.17%	$7.09	9/29/2013	$34,647	$55,169	$21,270
Richard J. Dobbyn	7,000	14.40%	$7.09	9/29/2013	$80,842	$128,727	$49,630
Peter G. Robson	—	—	—		—	—	—

(1)	The options were granted on September 29, 2003, at an exercise price of $7.09, the closing price for the shares of Common Stock on that date. The 5% and 10% assumed annual rates of stock price appreciation are provided in compliance with Regulation S-K under the Securities Exchange Act of 1934. The Company does not necessarily believe that these appreciation calculations are indicative of actual future stock option values or that the price of Common Stock will appreciate at such rates.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option Values

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	in-the-Money
			Options/SARs at	Options/SARs
			Fiscal	at Fiscal
			Year-End (#)	Year-End ($)
	Shares Acquired on		Exercisable/	Exercisable/
Name	Exercise (#)	Value Realized ($)	Unexercisable	Unexercisable (1)
(a)	(b)	(c)	(d)	(e)
Clyde G. Nixon	70,000	$326,900	95,546/8,000	$122,587/--
Allen J. Carlson	—	—	51,600/28,000	$60,000/68,064
Jeffrey Cooper	43,689	$269,561	53,300/7,800	$8,100/26,670
Richard J. Dobbyn	800	$3,200	47,400/7,800	$2,700/26,670
Peter G. Robson	55,886	$335,316	45,109/2,000	$20,250/13,500

(1)	Based upon the December 27, 2003, closing stock price of $7.20 per share, as reported on the Nasdaq National Market.

Compensation Committee Interlocks and Insider Participation

     The members of the Committee in 2003 were John Kahler, Ferdinand E. Megerlin, and David N. Wormley. See “Item 10. Directors and Executive Officers of the Company.”

Director Compensation

     Directors who are not officers of the Company are paid $4,000 for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they serve when the committee meeting is not held within one day of a meeting of the Board of Directors. Directors also are reimbursed for their expenses incurred in connection with their attendance at such meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 18, 2004, information as to the beneficial ownership of the Company’s Common Stock by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) Each Named Executive Officer of the Company, and (iv) all Directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of	Percent of
(1)	Beneficial Ownership (2)	Class
Robert E. Koski (3)(4)(5)	2,588,920	38.3%
Beverly Koski (3)(4)(5)	2,588,920	38.3%
Christine L. Koski (3) 3525 Turtle Creek Boulevard #19 Dallas, Texas 75219	2,377,838	35.2%
Robert C. Koski (3)(5) 315 Sycamore Street Decartur, Georgia 30030	2,374,543	35.1%
Koski Family Limited Partnership 3525 Turtle Creek Boulevard #19B Dallas, Texas 75219	2,313,543	34.2%
Thomas L. Koski (3) Six New Street East Norwalk, Connecticut 06855	2,313,543	34.2%
Royce & Associates, LLC (6) 1414 Avenue of the Americas New York, NY 10019	655,600	9.7%
Rutabaga Capital Management (7) 64 Broad Street Boston, MA 02109	463,800	6.9%
Robert S. and Ann R. Ferrell (8) 5924 Cranbrook Way, #101 Naples, Florida 34112	323,537	4.8%
Clyde G. Nixon (9)	251,575	3.7%
Peter G. Robson (10)	71,850	1.1%
Jeffrey Cooper (11)	108,499	1.6%
Richard J. Dobbyn (12)	69,370	1.0%
Allen J. Carlson (13)	80,374	1.2%
Hirokatsu Sakamoto	0	—
David N. Wormley	3,940	*
John S. Kahler (14)	3,345	*
Ferdinand E. Megerlin	0	—
Marc Bertoneche	0	—
All Directors and Executive Officers as a Group (12 persons)	3,242,168	46%

* Less than 1%.

(1)	Unless otherwise indicated, the address of each of the persons listed who own more than 5% of the Company’s Common Stock is 1500 West University Parkway, Sarasota, Florida 34243.

(2)	This column sets forth shares of the Company’s Common Stock which are deemed to be “beneficially owned” by the persons named in the table under Rule 13d-3 of the Securities and Exchange Commission. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent such power may be shared with a spouse.

(3)	Includes 2,313,543 shares owned by the Koski Family Limited Partnership, over which Christine L. Koski, Robert C. Koski, Thomas L. Koski, Robert E. Koski and Beverly Koski share voting and investment power as the general partners in the Partnership. Christine L. Koski, Robert C. Koski and Thomas L. Koski are the adult children of Robert E. Koski and Beverly Koski.

(4)	Includes 141,216 shares owned by Beverly Koski and 107,162 shares owned by Robert E. Koski. Beverly Koski is the spouse of Robert E. Koski.

(5)	Includes 27,000 shares owned by the Koski Family Foundation, Inc., over which Robert E. Koski, Beverly Koski and Robert C. Koski share voting and investment power.

(6)	According to the Schedule 13G, filed March 6, 2004, by Royce & Associates, LLC (“Royce”), Royce has sole voting and investment power with respect to the 655,600 shares.

(7)	According to the Schedule 13G, filed March 4, 2004, by Rutabaga Capital Management (“Rutabaga), Rutabaga has sole voting and investment power with respect to the 463,800 shares.

(8)	Includes 197,625 shares owned by Robert S. Ferrell Flint Trust, dated 07/9/03, 125,312 shares owned by Ann R. Ferrell Flint Trust dated 07/9/03, and 600 shares owned individually by Ann R. Ferrell. Robert S. Ferrell is the spouse of Ann R. Ferrell.

(9)	Includes 95,546 shares subject to currently exercisable options and 29,522 shares in the Joan Nixon Trust.

(10)	Includes 45,109 shares subject to currently exercisable options and 6,500 shares of unvested restricted stock.

(11)	Includes 54,300 shares subject to currently exercisable options and 12,710 shares of unvested restricted stock.

(12)	Includes 47,400 shares subject to currently exercisable options and 11,484 shares of unvested restricted stock.

(13)	Includes 53,600 shares subject to currently exercisable options and 17,660 shares of unvested restricted stock.

(14)	Includes 500 shares owned by Mr. Kahler’s spouse and 2,345 shares owned in trust, of which Mrs. Kahler is the trustee and beneficiary.

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plan information as of December 27, 2003. Information is included for both equity compensation plans approved by the Company’s shareholders and equity compensation plans not approved by the shareholders.

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants, and rights	warrants, and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	488,601	$8.54	722,891
Equity compensation plans not approved by shareholders	—	—	300
Total	488,601	$8.54	723,191

Equity compensation plans approved by shareholders include the 1996 Stock Option Plan, the 2001 Restricted Stock Plan and the Employee Stock Purchase Plan. All shares to be issued upon exercise in column (a) and the weighted average exercise price in column (b) represent shares issued under the 1996 Stock Option Plan. The number of securities available for future issuance in column (c) were: 281,817 shares under the 1996 Stock Option Plan, 295,974 shares under the Employee Stock Purchase Plan, and 145,100 shares under the 2001 Restricted Stock Plan.

The only equity compensation plan not approved by shareholders was the 1999 Stock Award Plan. Three thousand shares were authorized for grant under the 1999 Stock Award Plan, which was approved by the Board of Directors on May 21, 1999. As of December 27, 2003, there were 300 shares remaining for future grants, and there were no outstanding options, warrants, or rights associated with this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 22, 2002, the Company entered into a standby Stock Repurchase Agreement with the Koski Family Limited Partnership, which owns approximately 34% of the outstanding shares of the Company’s common stock. Robert E. Koski and Christine Koski are Directors of the Company. Under the Agreement, the Company agreed to purchase up to $2,250,000 worth of Company common stock from the Koski Partnership on a one time basis, until June 22, 2004. The repurchase would be at a per share price of either (i) $7.00 per share, or (ii) 15% less than the average closing price per share of the common stock for the 15 full trading days immediately preceding the closing date, whichever is lower.

     At December 27, 2003, the average closing price of Sun’s common stock for the previous 15 full trading days was $7.79 per share. A 15% discount from this price would result in a repurchase price per share of $6.62. At this price, the Company would repurchase 340,000 shares from the Koski Partnership for $2,250,000 in cash, if requested to do so.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to PricewaterhouseCoopers LLP, the Company’s Principal Auditors:

	2003	2002
Audit Fees	$153,550	$151,500
Audit-Related Fees	0	0
Tax Services	4,860	41,000
All Other Fees	0	0

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following financial statements are included in Part II, Item 8:

Report of Independent Certified Public Accountants	26
Consolidated Balance Sheets as of December 27, 2003, and December 28, 2002	27
Consolidated Statements of Income for the years ended December 27, 2003, December 28, 2002, and December 29, 2001	28
Consolidated Statements of Shareholders’ Equity for the years ended December 27, 2003, December 28, 2002, and December 29, 2001	29
Consolidated Statements of Cash Flows for the years ended December 27, 2003, December 28, 2002, and December 29, 2001	30
Notes to Consolidated Financial Statements	31
All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

     2. Exhibits:

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated herein by reference).

4.1	Stock Repurchase Agreement, dated June 22, 2002, between Sun Hydraulics Corporation and the Koski Family Limited Partnership (previously filed as Exhibit 99.2 to the Company’s Form 8-K dated July 2, 2002 and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.5	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.6+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.7+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.8+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference).

10.9+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference).

10.10	Credit and Security Agreement dated July 23, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference).

10.11	Master Loan Documents Modification Agreement dated as of November 18, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

+ Executive management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

1.	Report on Form 8-K (dated November 4, 2003) filed November 4, 2003, announcing the Company’s third quarter financial results.

2.	Report on Form 8-K (dated December 9, 2003) filed December 9, 2003, announcing the Company’s fourth quarter dividend.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 25, 2004.

SUN HYDRAULICS CORPORATION

By:	/s/ Allen J. Carlson

Allen J. Carlson, President and
Chief Executive Officer

     Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 25, 2004.

Signature	Title
/s/ Allen J. Carlson

Allen J. Carlson	President, Chief Executive Officer and Director

/s/ Richard J. Dobbyn

Richard J. Dobbyn	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Marc Bertoneche

Marc Bertoneche	Director

/s/ John S. Kahler

John S. Kahler	Director

/s/ Christine L. Koski

Christine L. Koski	Director

/s/ Robert E. Koski

Robert E. Koski	Director

/s/ Ferdinand E. Megerlin

Ferdinand E. Megerlin	Director

/s/ Clyde G. Nixon

Clyde G. Nixon	Chairman of the Board of Directors

/s/ Hirokatsu Sakamoto

Hirokatsu Sakamoto	Director

/s/ David N. Wormley

David N. Wormley	Director