Form 10-Q
period 2004-03-27
SUN HYDRAULICS CORP
filed 2004-05-11
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243

(Address of Principal Executive Offices)	(Zip Code)

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

     The Registrant had 6,762,661 shares of common stock, par value $.001, outstanding as of May 3, 2004.

Sun Hydraulics Corporation
INDEX
For the quarter ended March 27, 2004

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets
(in thousands, except share data)

	March 27, 2004	December 27, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,004	$4,794
Restricted cash	436	425
Accounts receivable, net of allowance for doubtful accounts of $207 and $187	9,053	6,215
Inventories	6,866	6,621
Other current assets	530	524

Total current assets	20,889	18,579
Property, plant and equipment, net	42,658	42,829
Other assets	1,507	1,624

Total assets	$65,054	$63,032

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,740	$2,440
Accrued expenses and other liabilities	2,961	2,217
Long-term debt due within one year	998	937
Dividends payable	270	270
Taxes payable	542	51

Total current liabilities	7,511	5,915
Long-term debt due after one year	16,403	17,270
Deferred income taxes	4,369	4,456
Other noncurrent liabilities	315	328

Total liabilities	28,598	27,969
Shareholders’ Equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001 no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001 6,758,541 shares outstanding, March 27, 2004 6,757,941 shares outstanding, December 27, 2003	7	7
Capital in excess of par value	26,480	26,478
Unearned compensation related to outstanding restricted stock	(536)	(601)
Retained earnings	8,610	7,522
Accumulated other comprehensive in come	1,895	1,657

Total shareholders’ equity	36,456	35,063
Total liabilities and shareholders’ equity	$65,054	$63,032

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	March 27, 2004	March 29, 2003
	(unaudited)	(unaudited)
Net sales	$21,390	$16,425
Cost of sales	15,085	12,347

Gross profit	6,305	4,078
Selling, engineering and administrative expenses	4,064	3,620

Operating income	2,241	458
Interest expense	148	140
Foreign currency transaction gain	(2)	(62)
Miscellaneous expense, net	13	6

Income before income taxes	2,082	374
Income tax provision	724	118

Net income	$1,358	$256

Basic net income per common share	$0.20	$0.04
Weighted average basic shares outstanding	6,758	6,448
Diluted net income per common share	$0.20	$0.04
Weighted average diluted shares outstanding	6,802	6,604

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

					Unearned
					compensation		Accumulated
				Capital in	related to		other
		Preferred	Common	excess of	restricted	Retained	comprehensive
	Shares	stock	stock	par value	stock	earnings	income	Total
Balance, December 27, 2003	6,759	$—	$7	$26,478	$(601)	$7,522	$1,657	$35,063
Shares issued, restricted stock					65			65
Shares issued, ESPP				2				2
Dividends declared						(270)		(270)
Comprehensive income:
Net income						1,358		1,358
Foreign currency translation adjustments							238	238

Comprehensive income								1,596

Balance, March 27, 2004	6,759	$—	$7	$26,480	$(536)	$8,610	$1,895	$36,456

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three Months ended
	March 27, 2004	March 29, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,358	$256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,327	1,316
Loss on disposal of assets	13	—
Provision for deferred income taxes	(87)	(16)
Allowance for doubtful accounts	20	(15)
Amortization of compensation expense	65	33
(Increase) decrease in:
Accounts receivable	(2,858)	(1,219)
Inventories	(245)	575
Taxes receivable	—	—
Other current assets	(6)	83
Other assets	117	(24)
Increase (decrease) in:
Accounts payable	300	330
Accrued expenses and other liabilities	744	321
Dividends payable	—	—
Taxes payable	491	93
Other liabilities	(13)	(13)

Net cash provided by operating activities	1,226	1,720

Cash flows from investing activities:
Capital expenditures	(968)	(538)
Proceeds from dispositions of equipment	17	1

Net cash used in investing activities	(951)	(537)

Cash flows from financing activities:
Proceeds from debt	—	—
Repayment of debt	(806)	(234)
Proceeds from stock issuance	3	—
Dividends to shareholders	(270)	(258)

Net cash used in financing activities	(1,073)	(492)
Effect of exchange rate changes on cash and cash equivalents	19	(703)
Net increase in cash and cash equivalents	(779)	(12)

Cash and cash equivalents, beginning of period	5,219	3,958

Cash and cash equivalents, end of period	4,440	3,946

Supplemental disclosure of cash flow information:
Cash paid/(received):
Interest	$148	$140
Income taxes	$320	$41

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 27, 2003, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 26, 2004. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three month period ended March 27, 2004, are not necessarily indicative of the results that may be expected for the period ended December 25, 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

The Company has adopted the disclosure only provisions of Statements of Financial Accounting Standards (FAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FAS 123, Accounting for Stock-Based Compensation, and has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts below. The pro forma amounts were determined using the Black-Scholes valuation model with weighted average assumptions as set forth below.

	Three Months Ended
	March 27,	March 29,
	2004	2003
Net Income as Reported	$1,358	$256
Stock-based compensation reported in net income, net of related taxes	41	21
Stock compensation expense calculated under FAS 123, net of related taxes	(63)	(57)

Pro Forma Net Income	1,336	220

Basic earnings per common share:
As reported	$0.20	$0.04
Pro forma	$0.20	$0.03
Diluted earnings per common share:
As reported	$0.20	$0.04
Pro forma	$0.20	$0.03
Assumptions
Risk-free interest rate	3.84%	3.90%
Expected lives (in years)	6.5	6.5
Expected volatility	40.00%	40.00%
Dividend yield	2.00%	2.00%

3. RESTRICTED CASH

The restricted cash balance at March 27, 2004, consisted of $436 in reserves as a required deferment for customs and excise taxes in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and was held with Lloyd’s TSB in the U.K.

4. INVENTORIES

	March 27, 2004	December 27, 2003
Raw materials	$2,286	$2,120
Work in process	2,776	2,390
Finished goods	2,120	2,308
Provision for slow moving inventory	(315)	(197)

Total	$6,866	$6,621

5. GOODWILL

On March 27, 2004, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 27, 2003. The analysis indicated that there was no impairment on the carrying value of the goodwill. As of March 27, 2004, no factors were identified that indicated impairment on the carrying value of the goodwill.

6. LONG-TERM DEBT

	March 27, 2004	December 27, 2003
$11,000 five-year note, collateralized by U.S. real estate and equipment and a 65% stock pledge in the foreign subsidiaries, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2008.	$10,633	$10,770
$12,000 revolving line of credit, collateralized by U.S. real estate and equipment and a 65% stock pledge in the foreign subsidiaries, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2006.	4,573	5,150
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	1,025	1,086
10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	1,080	1,103
Other	90	98

	17,401	18,207
Less amounts due within one year	(998)	(937)

Total	$16,403	$17,270

Certain of these debt instruments are subject to debt covenants including 1) Fixed Charges Coverage Ratio (as defined) of 2.0 to 1.0, determined quarterly on a rolling four quarters basis, 2) Debt (as defined) to Tangible Net Worth (as defined) of not more than 1.5 to 1.0, determined quarterly, 3) Current Ratio of 1.5 to 1.0, determined quarterly, 4) Funded Debt (as defined) to EBITDA of less than 3.25 to 1.0, determined quarterly on a rolling four quarters basis, and 5) the Company’s primary domestic depository accounts shall be with SouthTrust Bank. As of March 27, 2004, the Company was in compliance with all debt covenants.

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

Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated
Three Months Ended March 27, 2004
Sales to unaffiliated customers	$12,918	$2,296	$2,996	$3,180	$—	$21,390
Intercompany sales	3,723	—	12	355	(4,090)	—
Operating income/(loss)	1,490	264	526	(34)	(5)	2,241
Depreciation	920	35	99	273	—	1,327
Capital expenditures	800	4	30	134	—	968
Three Months Ended March 29, 2003
Sales to unaffiliated customers	$10,114	$1,532	$2,266	$2,513	$—	$16,425
Intercompany sales	2,955	—	7	342	(3,304)	—
Operating income	133	127	256	(128)	70	458
Depreciation	925	29	91	271	—	1,316
Capital expenditures	325	28	29	156	—	538

Operating income is total sales and other operating income less operating expenses. In computing segment operating income/(loss), interest expense and net miscellaneous income (expense) have not been deducted (added).

Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $2,318 and $1,769 during the three months ended March 27, 2004, and March 29, 2003, respectively.

8. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (ARB 51). FIN 46 provides guidance in determining (1) whether consolidation is required under the “controlling financial interest” model of ARB 51 or (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46A) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. The Company adopted FIN 46 as of March 27, 2004, and does not believe that its investment in the China Joint Venture is a Variable Interest Entity within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor is it material to the financial statements of the Company at March 27, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned companies and independent distributors with some direct accounts. Sales outside the United States for the Quarter ended March 27, 2004, were 52% of total net sales.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries, in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), United States shipments of hydraulic products have been declining for the past three years, decreasing -16%, -3% and -2% in 2001, 2002 and 2003, respectively. The declining trend has reversed and the Company believes that the United States hydraulics industry will expand significantly in 2004.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index was 62.5 at the end of March 2004 compared to 46.2 at the end of March 2003. When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy.

Results for the first quarter

(Dollars in millions except net income per share)

	March 27,	March 29,
	2004	2003	Increase
Three Months Ended
Net Sales	$21.4	$16.4	30%
Net Income	$1.4	$0.3	367%
Net Income per share:
Basic	$0.20	$0.04	403%
Fully Diluted	$0.20	$0.04	415%

Sales increases by business segment were as follows:

1st Quarter
United States	28%
United Kingdom	27%
Germany	32%
Korea	50%

Orders increased 36.6% in the first quarter compared to the first quarter last year. Order rates increased throughout the quarter and continued through April. The increase in orders is across all business segments.

The Company responded quickly to the rapid upturn in business in the first quarter because its work force was kept intact throughout the protracted downturn in the manufacturing sector of the economy. Customer deliveries remained on track and productivity increases continued.

The Company anticipates that product costs will continue to decrease and margins will increase. This will be accomplished through additional productivity gains and the effect of manufacturing overhead costs spread over a larger sales base.

Outlook

Sales for the second quarter ending June 26, 2004, are projected to be $24.0 million, a 29.3% increase over the second quarter of 2003. Net income per share on that sales level is estimated to be between $0.33 and $0.37 per share. This compares with net income per share in the second quarter last year of $0.12.

COMPARISON OF THREE MONTHS ENDED MARCH 27, 2004 AND MARCH 29, 2003

Net Sales

Net sales for the first quarter ended March 27, 2004, were $21.4 million, an increase of $5.0 million, or 30.2% compared to the first quarter of 2003. Sales increased across all major geographic markets as domestic net sales increased 27.3%, or $2.2 million and international net sales increased 33.0%, or $2.8 million. The sales increase was broadly based across all product lines.

Gross Profit

Gross profit increased 54.6%, or $2.2 million. Gross profit as a percentage of net sales increased to 29.5% in the first quarter of 2004, compared to 24.8% in the first quarter last year. The increase in gross profit as a percentage of sales was primarily due to the higher sales volume in each business segment and a significant productivity increase in the United States operations.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 12.3%, or $0.4 million, to $4.1 million compared to the same quarter last year. The increase was primarily due to higher professional fees, outside services and compensation costs.

Interest Expense

Interest expense for the quarter ended March 27, 2004, remained flat at $0.1 million compared to the quarter ended March 29, 2003. Total average debt for the quarter ended March 27, 2004, was $17.2 million compared to $9.5 million for the quarter ended March 29, 2003. Lower interest rates negotiated on new and refinanced debt acquired in 2003 resulted in interest expense remaining flat as total average debt increased.

Foreign Currency Transaction (Gain) Loss

There was no impact to net income in the quarter ended March 27, 2004, as a result of foreign currency transactions. Foreign currency transaction gain of $0.1 million in the quarter ended March 29, 2003, was due primarily to the gain of the Euro against the U. S. Dollar in the German operation.

Income Taxes

The provision for income taxes for the quarter ended March 27, 2004, was 34.8% of pretax income compared to 31.6% for the quarter ended March 29, 2003. The change was due to the relative mix of income and different tax rates in effect among the countries in which the Company sells its products.

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

Cash from operations for the three months ended March 27, 2004, was $1.2 million, compared to $1.7 million for the quarter ended March 29, 2003. The $1.1 million increase in net income was offset by working capital changes related to increased volume. Days sales outstanding (DSO) were 39 and 38 at March 27, 2004, and March 29, 2003, respectively. Inventory turns were 8.8 and 7.9 at March 27, 2004, and March 29, 2003, respectively.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $1.0 million for the three months ended March 27, 2004, compared to $0.5 million for the quarter ended March 29, 2003. Capital expenditures for the year are projected to be approximately $3.5 million.

The Company declared quarterly dividends of $0.04 per share to shareholders of record March 31, 2004, payable on April 15, 2004. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

At March 27, 2004, the average closing price of Sun’s common stock for the previous 15 full trading days was $9.79 per share. A 15% discount from this price would result in a repurchase price per share of $8.32. Therefore, the $7.00 purchase price would be applicable and the Company would repurchase 321,428 shares from the Koski Partnership for $2,250,000 in cash, if requested to do so.

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. The Company does not believe that its investment in the China Joint Venture is a Variable Interest Entity and within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor is it material to the financial statements of the Company at March 27, 2004.

Seasonality

The Company generally has experienced reduced activity during the fourth quarter of the year, largely as a result of fewer working days due to holiday shutdowns. As a result, the Company’s fourth quarter net sales, income from operations, and net income historically are the lowest of any quarter during the year. However, this was not the case in the 4th quarter of 2003, as customers began to place orders in anticipation of improved business conditions in 2004.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business” (including under the subheading “Business Risk Factors”) in the Company’s Form 10-K for the year ended December 27, 2003, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended March 27, 2004. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company had approximately $15.2 million in variable-rate debt outstanding at March 27, 2004. The Company has managed this risk by its ability to select the interest rate on its debt financing at Libor plus 1.9% or its lender’s prime rate, whichever is more advantageous. Beginning in July 2004, the interest rate on its debt financing will remain variable based upon the Company’s leverage ratio. At March 27, 2004, a 1% change in interest rates up or down would affect the Company’s income statement on an annual basis by approximately $152,000 at the current, variable-rate outstanding debt level. At March 29, 2003, the Company had $0.1 million in variable-rate debt outstanding and, as such, the market risk from changes in interest rates was immaterial.

The company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany, and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES

As of March 27, 2004, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 27, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated herein by reference).

3.2.1	Certificate of Amendment to Amended and Restated Bylaws of the Company.

4.1	Stock Repurchase Agreement, dated June 22, 2002, between Sun Hydraulics Corporation and the Koski Family Limited Partnership (previously filed as Exhibit 99.2 to the Company’s Form 8-K dated July 2, 2002 and incorporated herein by reference).

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.5	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.6+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.7+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.8+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference).

10.9+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference).

10.10	Credit and Security Agreement dated July 23, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender.

10.11	Master Loan Documents Modification Agreement dated as of November 18, 2003, between the Company as Borrower, and SouthTrust Bank as Lender.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

+	Executive management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

1.	Report on Form 8-K (dated February 4, 2004) filed February 5, 2004, announcing the Company’s preliminary sales information for the fourth quarter ended December 27, 2003, and order information for January 2004.

2.	Report on Form 8-K (dated March 2, 2004) filed March 3, 2004, announcing the financial results for the fourth quarter and 2003.

3.	Report on Form 8-K (dated March 14, 2004) filed March 22, 2004, announcing the Company’s change in certifying accountants.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 11, 2004.

SUN HYDRAULICS CORPORATION

By:	/s/ Richard J. Dobbyn

Richard J. Dobbyn
Chief Financial Officer (Principal
Financial and Accounting Officer)