Form 10-Q
period 2004-06-26
SUN HYDRAULICS CORP
filed 2004-08-09
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1500 WEST UNIVERSITY PARKWAY
SARASOTA, FLORIDA	34243

(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     The Registrant had 6,892,452 shares of common stock, par value $.001, outstanding, including 30,000 shares of treasury stock, as of August 2, 2004.

Sun Hydraulics Corporation
INDEX
For the quarter ended June 26, 2004

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets
(in thousands, except share data)

	June 26, 2004	December 27, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,272	$4,794
Restricted cash	438	425
Accounts receivable, net of allowance for doubtful accounts of $198 and $187	9,670	6,215
Inventories	6,713	6,621
Other current assets	609	524

Total current assets	22,702	18,579
Property, plant and equipment, net	42,428	42,829
Other assets	1,558	1,624

Total assets	$66,688	$63,032

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,653	$2,440
Accrued expenses and other liabilities	3,789	2,217
Long-term debt due within one year	994	937
Dividends payable	345	270
Taxes payable	1,116	51

Total current liabilities	8,897	5,915
Long-term debt due after one year	13,791	17,270
Deferred income taxes	4,369	4,456
Other noncurrent liabilities	303	328

Total liabilities	27,360	27,969
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001 no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001 6,861,852 shares outstanding, June 26, 2004 6,757,941 shares outstanding, December 27, 2003	7	7
Capital in excess of par value	27,627	26,478
Unearned compensation related to outstanding restricted stock	(471)	(601)
Retained earnings	10,855	7,522
Accumulated other comprehensive income	1,796	1,657
Treasury stock	(486)	0

Total shareholders’ equity	39,328	35,063
Total liabilities and shareholders’ equity	$66,688	$63,032

Sun Hydraulics Corporation

Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	June 26, 2004	June 28, 2003
	(unaudited)	(unaudited)\
Net sales	$26,522	$18,912
Cost of sales	18,136	13,383

Gross profit	8,386	5,529
Selling, engineering and administrative expenses	4,196	4,267

Operating income	4,190	1,262
Interest expense	134	138
Foreign currency transaction (gain)/loss	(31)	(127)
Miscellaneous (income)/expense, net	(30)	(29)

Income before income taxes	4,117	1,280
Income tax provision	1,526	464

Net income	$2,591	$816

Basic net income per common share	$0.38	$0.13
Weighted average basic shares outstanding	6,780	6,451
Diluted net income per common share	$0.38	$0.12
Weighted average diluted shares outstanding	6,833	6,598
Dividends declared per share	$0.05	$0.04

Sun Hydraulics Corporation

Consolidated Statements of Operations
(in thousands, except per share data)

	Six months ended
	June 26, 2004	June 28, 2003
	(unaudited)	(unaudited)
Net sales	$47,912	$35,337
Cost of sales	33,221	25,730

Gross profit	14,691	9,607
Selling, engineering and administrative expenses	8,260	7,887

Operating income	6,431	1,720
Interest expense	282	279
Foreign currency transaction (gain)/loss	(33)	(189)
Miscellaneous (income)/expense, net	(17)	(22)

Income before income taxes	6,199	1,652
Income tax provision	2,251	582

Net income	$3,948	$1,070

Basic net income per common share	$0.58	$0.17
Weighted average basic shares outstanding	6,769	6,450
Diluted net income per common share	$0.58	$0.16
Weighted average diluted shares outstanding	6,796	6,596
Dividends declared per share	$0.09	$0.08

Sun Hydraulics Corporation

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

					Unearned
					compensation		Accumulated
				Capital in	related to		other
		Preferred	Common	excess of	restricted	Retained	comprehensive	Treasury
	Shares	stock	stock	par value	stock	earnings	income	stock	Total
Balance, December 27, 2003	6,759	$—	$7	$26,478	$(601)	$7,522	$1,657	$—	$35,063
Shares issued, restricted stock					130				130
Shares issued, ESPP				(24)					(24)
Shares issued, option exercises	133			1,173					1,173
Treasury stock (30 shares at cost)								(486)	(486)
Dividends declared						(615)			(615)
Comprehensive income:
Net income						3,948			3,948
Foreign currency translation adjustments							139		139

Comprehensive income									4,087

Balance, June 26, 2004	6,892	$—	$7	$27,627	$(471)	$10,855	$1,796	$(486)	$39,328

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows
(in thousands)

	Six Months ended
	June 26, 2004	June 28, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$3,948	$1,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,687	2,646
Loss on disposal of assets	43	367
Deferred income taxes	(87)	(4)
Allowance for doubtful accounts	11	15
Amortization of compensation expense	130	66
(Increase) decrease in:
Accounts receivable	(3,466)	(2,507)
Inventories	(92)	(277)
Taxes receivable	—	—
Other current assets	(85)	97
Other assets	66	(272)
Increase (decrease) in:
Accounts payable	213	584
Accrued expenses and other liabilities	1,572	683
Dividends payable	75	—
Taxes payable	1,065	472
Other liabilities	(25)	(25)

Net cash provided by operating activities	6,055	2,915
Cash flows from investing activities:
Capital expenditures	(2,478)	(1,370)
Proceeds from dispositions of equipment	19	10

Net cash used in investing activities	(2,459)	(1,360)
Cash flows from financing activities:
Proceeds from debt	—	—
Repayment of debt	(3,422)	(489)
Proceeds from stock issuance	1,149	37
Purchase of treasury stock	(486)	—
Dividends to shareholders	(615)	(516)

Net cash used in financing activities	(3,374)	(968)
Effect of exchange rate changes on cash and cash equivalents	269	(545)
Net increase in cash and cash equivalents	491	42

Cash and cash equivalents, beginning of period	5,219	3,958

Cash and cash equivalents, end of period	$5,710	$4,000

Supplemental disclosure of cash flow information:
Cash paid/(received):
Interest	282	279
Income taxes	1,273	114

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1. BASIS OF PRESENTATION AND SUMARY OF BUSINESS

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 27, 2003, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 26, 2004. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and six month periods ended June 26, 2004, are not necessarily indicative of the results that may be expected for the period ending December 25, 2004.

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

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Net Income as Reported	$2,591	$816	$3,948	$1,070
Stock-based compensation reported in net income, net of related taxes	41	21	82	42
Stock compensation expense calculated under FAS 123, net of related taxes	(55)	(43)	(110)	(87)

Pro Forma Net Income	$2,577	$794	$3,920	$1,025

Basic earnings per common share:
As reported	$0.38	$0.13	$0.58	$0.17
Pro forma	$0.38	$0.12	$0.58	$0.16
Diluted earnings per common share:
As reported	$0.38	$0.12	$0.58	$0.16
Pro forma	$0.38	$0.12	$0.58	$0.16
Assumptions
Risk-free interest rate	4.64%	3.58%	4.64%	3.58%
Expected lives (in years)	6.5	6.5	6.5	6.5
Expected volatility	40.00%	40.00%	40.00%	40.00%
Dividend yield	1.00%	2.00%	1.00%	2.00%

Earnings per share

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income	$2,591	$816	$3,948	$1,070
Basic weighted average number of common shares outstanding	6,780	6,451	6,769	6,450
Basic earnings per common share	$0.38	$0.13	$0.58	$0.17
Effect of dilutive stock options	53	147	27	146
Diluted weighted average number of common shares outstanding	6,833	6,598	6,796	6,596
Diluted earnings per common share	$0.38	$0.12	$0.58	$0.16

Diluted earnings per common share excludes antidilutive stock options of approximately 45,000 for each period ended June 26, 2004, and 270,000 for each period ended June 28, 2003.

3. RESTRICTED CASH

The restricted cash balance at June 26, 2004, consisted of $438 in reserves as a required deferment for customs and excise taxes in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and was held with Lloyd’s TSB in the U.K.

\

4. INVENTORIES

	June 26, 2004	December 27, 2003
Raw materials	$2,571	$2,120
Work in process	2,347	2,390
Finished goods	2,038	2,308
Provision for slow moving inventory	(243)	(197)

Total	$6,713	$6,621

5. GOODWILL

On June 26, 2004, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 27, 2003. The analysis indicated that there was no impairment on the carrying value of the goodwill. As of June 26, 2004, no factors were identified that indicated impairment on the carrying value of the goodwill.

6. LONG-TERM DEBT

	June 26, 2004	December 27, 2003
$11,000 five-year note, collateralized by U.S. real estate and equipment and a 65% stock pledge in the foreign subsidiaries, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2008.	$10,495	$10,770
$12,000 revolving line of credit, collateralized by U.S. real estate and equipment and a 65% stock pledge in the foreign subsidiaries, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2006.	2,222	5,150
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05% , due September 30, 2008.	976	1,086
10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	1,001	1,103
Other	91	98

	14,785	18,207
Less amounts due within one year	(994)	(937)

Total	$13,791	$17,270

Certain of these debt instruments are subject to debt covenants including 1) Fixed Charges Coverage Ratio (as defined) of 2.0 to 1.0, determined quarterly on a rolling four quarters basis, 2) Debt (as defined) to Tangible Net Worth (as defined) of not more than 1.5 to 1.0, determined quarterly, 3) Current Ratio of 1.5 to 1.0, determined quarterly, 4) Funded Debt (as defined) to EBITDA of less than 3.25 to 1.0, determined quarterly on a rolling four quarters basis, and 5) the Company’s primary domestic depository accounts shall be with SouthTrust Bank. As of June 26, 2004, the Company was in compliance with all debt covenants.

7. TREASURY STOCK

On June 16, 2004, the Board of Directors approved a contribution to a newly formed Employee Stock Ownership Plan (ESOP). On June 22 and June 23, 2004, the Company re-purchased 30,000 shares of its own stock on the open market for a total of $486,000 to fund the contribution to the ESOP. The shares are being held by the Company in treasury until they can be transferred to the Plan Administrator. Compensation costs of approximately $500,000 for the ESOP contribution were recorded in the United States operations in the second quarter.

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

Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated
Three Months Ended June 26, 2004
Sales to unaffiliated customers	$16,972	$2,548	$3,473	$3,529	$—	$26,522
Intercompany sales	4,195	—	21	480	(4,696)	—
Operating income/(loss)	2,949	310	696	238	(3)	4,190
Depreciation	955	33	110	263	—	1,361
Capital expenditures	1,239	3	36	232	—	1,510
Three Months Ended June 28, 2003
Sales to unaffiliated customers	$11,152	$2,012	$2,368	$3,380	$—	$18,912
Intercompany sales	3,920	—	17	367	(4,304)	—
Operating income/(loss)	1,166	226	238	(337)	(31)	1,262
Depreciation	926	29	100	275	—	1,330
Capital expenditures	605	4	63	160	—	832
Six Months Ended June 26, 2004
Sales to unaffiliated customers	$29,889	$4,844	$6,470	$6,709	$—	$47,912
Intercompany sales	7,918	—	33	835	(8,786)	—
Operating income/(loss)	4,439	574	1,222	204	(8)	6,431
Depreciation	1,874	67	210	536	—	2,687
Capital expenditures	2,039	8	66	366	—	2,479
Six Months Ended June 28, 2003
Sales to unaffiliated customers	$21,264	$3,545	$4,635	$5,893	$—	$35,337
Intercompany sales	6,876	—	24	708	(7,608)	—
Operating income/(loss)	1,298	353	494	(464)	39	1,720
Depreciation	1,852	57	191	546	—	2,646
Capital expenditures	930	32	92	316	—	1,370

Operating income is total sales and other operating income less operating expenses. In computing segment operating income/(loss), interest expense and net miscellaneous income (expense) have not been deducted (added).

Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $5,319 and $3,844 during the six months ended June 26, 2004, and June 28, 2003, respectively.

9. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (ARB 51). FIN 46 provides guidance in determining (1) whether consolidation is required under the “controlling financial interest” model of ARB 51 or (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46A) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. The Company adopted FIN 46 as of June 26, 2004, and does not believe that its investment in the China Joint Venture is a Variable Interest Entity within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor is it material to the financial statements of the Company at June 26, 2004.

10. COMMITMENTS AND CONTINGENCIES

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned companies and independent distributors with some direct accounts. Sales outside the United States for the quarter ended June 26, 2004, were 49% of total net sales.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries, in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), United States shipments of hydraulic products declined during the past three years, decreasing -16%, -3% and -2% in 2001, 2002 and 2003, respectively. The declining trend has reversed as the United States hydraulics industry has expanded significantly in the first six months of 2004.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index was 61.1 at the end of June 2004 compared to 49.8 at the end of June 2003. When PMI is over 50, it indicates economic expansion.

Results for the second quarter

(Dollars in millions except net income per share)

	June 26,	June 28,
	2004	2003	Increase
Three Months Ended
Net Sales	$26.5	$18.9	40%
Net Income	$2.6	$0.8	225%
Net Income per share:
Basic	$0.38	$0.13	192%
Fully Diluted	$0.38	$0.12	217%
Six Months Ended
Net Sales	$47.9	$35.3	36%
Net Income	$3.9	$1.1	255%
Net Income per share:
Basic	$0.58	$0.17	241%
Fully Diluted	$0.58	$0.16	263%

Sales increases by business segment were as follows:

	2nd Quarter	Year-to-date
United States	52%	41%
United Kingdom	4%	14%
Germany	47%	40%
Korea	27%	37%

Gross profit increased 51.7% compared to the same quarter last year. Gross profit as a percentage of net sales increased to 31.6% from 29.2% last year. The increase in gross profit as a percentage of sales was due to the favorable effects of increased sales volume, exchange rates and productivity increases. These were partially offset by funding the start of an employee stock ownership compensation plan.

In June the Company’s Board of Directors approved the establishment of an Employee Stock Ownership Plan (ESOP) as the discretionary match portion of its 401(k) retirement plan. The Company believes the ESOP will create an even stronger link between the company’s performance, its shareholders and the employees.

The Board also approved the initial funding of the ESOP of approximately $0.5 million, which the Company has funded by purchasing 30,000 shares of Company common stock on the open market. This compensation cost was recorded in the United States operations in the second quarter. Excluding this charge, gross profit would have increased from 32% to 33% and net income as a percentage of net sales would have increased from 10% to 11%.

Outlook

Net sales are projected to increase approximately 30% over the third quarter of last year and approximate $23 million. Net income per share on those sales should yield between $0.22 and $0.25.

COMPARISON OF THREE MONTHS ENDED JUNE 26, 2004 AND JUNE 28, 2003

Net Sales

Net sales were $26.5 million, an increase of $7.8 million, or 40.3%. Third party sales in the United States operation increased 51.8% with an increase of 55.2% to Asia, a 32.6% increase to Canada and a 57.2% increase to United States distributors.

Net Sales in the Korean operation increased 26.7%. The demand for construction equipment in China is driving a significant portion of the increased sales in Korea as well as Japan and other Asian markets.

The United Kingdom operation increased 4.4%. There were moderate increases in Scandinavia and domestic UK sales were flat.

Sales in the German operation increased 44.7%. Sales within Germany increased 35.7% and sales in Italy and Austria increased 59.0%.

Gross Profit

Gross profit increased 51.7%, or $2.9 million. Gross profit as a percentage of net sales increased to 31.6% from 29.2% last year. The increase in gross profit as a percentage of sales was due to the favorable effects of increased sales volume, exchange rates and productivity increases. These were partially offset by the ESOP compensation cost of $0.4 million.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses decreased 3%, or $0.1 million, to $4.2 million compared to the same quarter last year. The second quarter of last year included a non-recurring write - off of software in the U.K. operating segment. Excluding the non-recurring item last year, selling, engineering and administrative expenses increased 8% or $0.3 million. The increase was primarily due to higher professional fees, outside services, and compensation expenses including the ESOP.

Interest Expense

Interest expense for the quarter ended June 26, 2004, remained flat at $0.1 million compared to the quarter ended June 28, 2003. Total average debt for the quarter ended June 26, 2004, was $16.1 million compared to $9.2 million for the quarter ended June 28, 2003. Lower interest rates negotiated on new and refinanced debt incurred in 2003 resulted in interest expense remaining flat as total average debt increased.

Foreign Currency Transaction (Gain) Loss

There was no impact to net income in the quarter ended June 26, 2004, as a result of foreign currency transactions. Foreign currency transaction gain of $0.1 million in the quarter ended June 28, 2003, was due primarily to the gain of the Euro against the U. S. Dollar in the German operation.

Income Taxes

The provision for income taxes for the quarter ended June 26, 2004, was 37.1% of pretax income compared to 36.3% for the quarter ended June 28, 2003. The change was due to the relative mix of income and different tax rates in effect among the countries in which the Company sells its products.

COMPARISON OF THE SIX MONTHS ENDED JUNE 26, 2004 AND JUNE 28, 2003

Net Sales

Net sales were $47.9 million, an increase of $12.6 million, or 35.6%. This increase reflected the recovery of the capital goods market in the United States, demand for construction equipment in China and strong demand in Central Europe.

Gross Profit

Gross profit increased 53%, or $5.1 million. Gross profit as a percentage of net sales increased to 30.7% from 27.2% last year. The increase in gross profit as a percentage of sales was due to the favorable effects of increased sales volume, exchange rates and productivity increases. These were partially offset by the ESOP compensation cost in the second quarter of $0.4 million.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 4.8%, or $0.4 million, to $8.3 million compared to last year. The second quarter of last year included a non-recurring write - off of software in the U.K. operating segment. Excluding the non-recurring item last year, selling, engineering and administrative expenses increased 10.4% or $0.8 million. The increase was primarily due to higher professional fees, outside services, and compensation related expenses including the ESOP.

Interest Expense

Interest expense for the six months ended June 26, 2004, remained flat at $0.3 million compared to the six months ended June 28, 2003. Total average debt for the period ended June 26, 2004, was $16.5 million compared to $9.4 million for the period ended June 28, 2003. Lower interest rates negotiated on new and refinanced debt incurred in 2003 resulted in interest expense remaining flat as total average debt increased.

Foreign Currency Transaction (Gain) Loss

There was minimal impact to net income in the six months ended June 26, 2004, as a result of foreign currency transactions. Foreign currency transaction gain of $0.2 million in the six months ended June 28, 2003, was due primarily to the gain of the Euro against the U. S. Dollar in the German operation.

Income Taxes

The provision for income taxes for the six months ended June 26, 2004, was 36.3% of pretax income compared to 35.2% for the six months ended June 28, 2003. The change was due to the relative mix of income and different tax rates in effect among the countries in which the Company sells its products.

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

Cash from operations for the six months ended June 26, 2004, was $6.1 million, compared to $2.9 million for the six months ended June 28, 2003. The $3.2 million increase in cash from operations was due primarily to the $2.9 million increase in net income. Days sales outstanding (DSO) were 33 and 39 at June 26, 2004, and June 28, 2003, respectively. Inventory levels were unchanged. Inventory turns improved to 10.8 at June 26, 2004, compared with 7.5 at June 28, 2003.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $2.5 million for the six months ended June 26, 2004, compared to $1.4 million for the six months ended June 28, 2003. Capital expenditures for the year are projected to be approximately $5.0 million.

The Company declared quarterly dividends of $0.05 per share to shareholders of record June 30, 2004, payable on July 15, 2004. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. The Company does not believe that its investment in the China Joint Venture is a Variable Interest Entity and within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor is it material to the financial statements of the Company at June 26, 2004.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business” (including under the subheading “Business Risk Factors”) in the Company’s Form 10-K for the year ended December 27, 2003, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended June 26, 2004. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company had approximately $12.7 million in variable-rate debt outstanding at June 26, 2004. The Company has managed this risk by its ability to select the interest rate on its debt financing at Libor plus 1.9% or its lender’s prime rate, whichever is more advantageous. Beginning in July 2004, the interest rate on its debt financing will remain variable based upon the Company’s leverage ratio. At June 26, 2004, a 1% change in interest rates up or down would affect the Company’s income statement on an annual basis by approximately $127,000 at the current, variable-rate outstanding debt level. At June 28, 2003, the Company had $0.1 million in variable-rate debt outstanding and, as such, the market risk from changes in interest rates was immaterial.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany, and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES

As of June 26, 2004, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 26, 2004, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 26, 2004, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities.

     Below is a summary of Company stock repurchases for the quarter ended June 26, 2004.

Maximum
			Total Number of	Number Of
	Total		Shares	Shares That May
	Number of	Average	Purchased as	Yet Be
	Shares	Price	Part of Publicly	Purchased Under
	Purchased	Paid Per	Announced Plans	Plans or
Period	(1)	Share	or Programs	Programs
March 28, 2004 - April 24, 2004
April 25, 2004 - May 22, 2004
May 23, 2004 - June 26, 2004	30,000	$16.14	30,000	0

(1) All shares were purchased in the open market as part of a plan publicly announced on June 16, 2004, to purchase 30,000 shares of Company common stock for the treasury to offset shares to be issued in conjunction with the formation of an employee stock ownership plan. The total number of shares approved for repurchase was 30,000 with no expiration date.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of the Company was held on June 12, 2004. At the meeting, the following actions were taken by the shareholders:

     Marc Bertoneche, Ferdinand Megerlin, and Clyde G. Nixon were reelected as Directors until the Annual Meeting in the year 2007, until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and withheld were as follows:

	Voted For	Withheld
Marc Bertoneche	6,050,243	25,443
Ferdinand E. Megerlin	6,050,243	25,443
Clyde G. Nixon	6,050,543	25,143

     The appointment of Grant Thornton, LLP, as the Company’s independent certified public accountants for the year 2004 was ratified and approved. The voting on the proposal was as follows:

FOR	6,008,357
AGAINST	44,803
ABSTAIN	22,526

     The adoption of the Sun Hydraulics Corporation Nonemployee Director Equity and Deferred Compensation Plan was ratified and approved. The voting on the proposal was as follows:

FOR	5,080,487
AGAINST	42,086
ABSTAIN	900
BROKER NON-VOTES	952,213

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

Exhibit
Number	Exhibit Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

(b) Reports on Form 8-K

1.	Report on Form 8-K (dated April 19, 2004) filed April 23, 2004, announcing the engagement of Grant Thornton as the Company’s auditors for the year ended December 25, 2004.

2.	Report on Form 8-K/A (dated April 29, 2004) filed April 30, 2004, amending the Form 8-K (dated April 19, 2004) filed April 23, 2004, confirming the engagement of Grant Thornton as the Company’s auditors for the year ended December 25, 2004.

3.	Report on Form 8-K (dated May 4, 2004) filed May 5, 2004, announcing the financial results for the first quarter of 2004.

4.	Report on Form 8-K (dated May 16, 2004) filed May 17, 2004, announcing the second quarter dividend of $0.05 per share, results of the annual shareholders meeting, and the Company’s intent to re-purchase shares of its own stock on the open market.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 9, 2004.

SUN HYDRAULICS CORPORATION
By:	/s/ Richard J. Dobbyn
Richard J. Dobbyn
Chief Financial Officer (Principal Financial and Accounting Officer)