Form 10-Q
period 2004-09-25
SUN HYDRAULICS CORP
filed 2004-11-08
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243

(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]   No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [  ]   No [ X ]

     The Registrant had 6,930,446 shares of common stock, par value $.001, outstanding as of October 26, 2004.

Sun Hydraulics Corporation
INDEX
For the quarter ended September 25, 2004

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets
(in thousands, except share data)

	September 25, 2004	December 27, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,199	$4,794
Restricted cash	433	425
Accounts receivable, net of allowance for doubtful accounts of $193 and $187	8,420	6,215
Inventories	6,794	6,621
Other current assets	580	524

Total current assets	23,426	18,579
Property, plant and equipment, net	42,539	42,829
Other assets	1,593	1,624

Total assets	$67,558	$63,032

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,214	$2,440
Accrued expenses and other liabilities	3,750	2,217
Long-term debt due within one year	991	937
Dividends payable	345	270
Taxes payable	2,101	51

Total current liabilities	9,401	5,915
Long-term debt due after one year	11,379	17,270
Deferred income taxes	4,363	4,456
Other noncurrent liabilities	305	328

Total liabilities	25,448	27,969
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001 no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001 6,906,214 shares outstanding, September 25, 2004 6,757,941 shares outstanding, December 27, 2003	7	7
Capital in excess of par value	27,796	26,478
Unearned compensation related to outstanding restricted stock	(415)	(601)
Retained earnings	12,391	7,522
Accumulated other comprehensive income	2,331	1,657

Total shareholders’ equity	42,110	35,063
Total liabilities and shareholders’ equity	$67,558	$63,032

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	September 25, 2004	September 27, 2003
	(unaudited)	(unaudited)
Net sales	$23,164	$17,851
Cost of sales	16,117	13,328

Gross profit	7,047	4,523
Selling, engineering and administrative expenses	4,002	3,604

Operating income	3,045	919
Interest expense	123	137
Foreign currency transaction (gain)/loss	(43)	(1)
Miscellaneous (income)/expense, net	(7)	(1)

Income before income taxes	2,972	784
Income tax provision	1,092	275

Net income	$1,880	$509

Basic net income per common share	$0.27	$0.08
Weighted average basic shares outstanding	6,895	6,591
Diluted net income per common share	$0.27	$0.08
Weighted average diluted shares outstanding	6,972	6,635
Dividends declared per share	$0.05	$0.04

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations
(in thousands, except per share data)

	Nine months ended
	September 25, 2004	September 27, 2003
	(unaudited)	(unaudited)
Net sales	$71,077	$53,188
Cost of sales	49,338	39,059

Gross profit	21,739	14,129
Selling, engineering and administrative expenses	12,262	11,491

Operating income	9,477	2,638
Interest expense	405	415
Foreign currency transaction (gain)/loss	(75)	(190)
Miscellaneous (income)/expense, net	(25)	(24)

Income before income taxes	9,172	2,437
Income tax provision	3,343	857

Net income	$5,829	$1,580

Basic net income per common share	$0.86	$0.24
Weighted average basic shares outstanding	6,811	6,491
Diluted net income per common share	$0.85	$0.24
Weighted average diluted shares outstanding	6,869	6,535
Dividends declared per share	$0.14	$0.12

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
(unaudited)

(in thousands)

					Unearned
					compensation		Accumulated
				Capital in	related to		other
		Preferre	Common	excess of	restricted	Retained	comprehensive	Treasury
	Shares	stock	stock	par value	stock	earnings	income	Stock	Total
Balance, December 27, 2003	6,759	$—	$7	$26,478	$(601)	$7,522	$1,657	$—	$35,063
Shares issued, restricted stock					186				186
Shares issued, ESPP				(68)					(68)
Shares issued, option exercises	147			1,386					1,386
Treasury stock (32 Shares at cost)								(513)	—
Treasury stock (transferred to ESOP)								513	—
Dividends declared						(960)			(960)
Comprehensive income:
Net income						5,829			5,829
Foreign currency translation adjustments							674		674

Comprehensive income									6,503

Balance, September 25, 2004	6,906	$—	$7	$27,796	$(415)	$12,391	$2,331	$—	$42,110

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows
(in thousands)

	Nine Months ended
	September 25, 2004	September 27, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$5,829	$1,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,073	3,907
Loss on disposal of assets	43	367
Deferred income taxes	(93)	(1)
Allowance for doubtful accounts	6	35
Amortization of compensation expense	186	116
(Increase) decrease in:
Accounts receivable	(2,211)	(2,219)
Inventories	(173)	34
Taxes receivable	—	—
Other current assets	(56)	612
Other assets	31	(516)
Increase (decrease) in:
Accounts payable	(226)	474
Accrued expenses and other liabilities	1,533	1,941
Dividends payable	75	11
Taxes payable	2,050	684
Other liabilities	(23)	(38)

Net cash provided by operating activities	11,044	6,987
Cash flows from investing activities:
Capital expenditures	(3,531)	(3,090)
Proceeds from dispositions of equipment	19	11

Net cash used in investing activities	(3,512)	(3,079)
Cash flows from financing activities:
Proceeds from debt	—	18,850
Repayment of debt	(5,837)	(8,411)
Proceeds from stock issuance	1,319	956
Dividends to shareholders	(960)	(14,133)

Net cash used in financing activities	(5,478)	(2,738)
Effect of exchange rate changes on cash and cash equivalents	359	(58)
Net increase in cash and cash equivalents	2,413	1,112

Cash and cash equivalents, beginning of period	5,219	3,958

Cash and cash equivalents, end of period	$7,632	$5,070

Supplemental disclosure of cash flow information:
Cash paid/(received):
Interest	$405	$415
Income taxes	$1,386	$174

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 27, 2003, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 26, 2004. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and nine month periods ended September 25, 2004, are not necessarily indicative of the results that may be expected for the period ending December 25, 2004.

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

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net Income as Reported	$1,880	$509	$5,829	$1,580
Stock-based compensation reported in net income, net of related taxes	35	32	117	73
Stock compensation expense calculated under FAS 123, net of related taxes	(49)	(55)	(159)	(141)

Pro Forma Net Income	$1,866	$486	$5,787	$1,512

Basic earnings per common share:
As reported	$0.27	$0.08	$0.86	$0.24
Pro forma	$0.27	$0.07	$0.85	$0.23
Diluted earnings per common share:
As reported	$0.27	$0.08	$0.85	$0.24
Pro forma	$0.27	$0.07	$0.84	$0.23
Assumptions
Risk-free interest rate	4.03%	4.02%	4.03%	4.02%
Expected lives (in years)	6.5	6.5	6.5	6.5
Expected volatility	40.00%	18.00%	40.00%	18.00%
Dividend yield	1.53%	2.00%	1.53%	2.00%

Earnings per share

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income	$1,880	$509	$5,829	$1,580
Basic weighted average number of common shares outstanding	6,895	6,591	6,811	6,491
Basic earnings per common share	$0.27	$0.08	$0.86	$0.24
Effect of dilutive stock options	77	44	58	43
Diluted weighted average number of common shares outstanding	6,972	6,635	6,869	6,535
Diluted earnings per common share	$0.27	$0.08	$0.85	$0.24

Diluted earnings per common share excludes antidilutive stock options of approximately 45,000 for each period ended September 25, 2004, and 276,000 for each period ended September 27, 2003.

3. RESTRICTED CASH

The restricted cash balance at September 25, 2004, consisted of $433 in reserves as a required deferment for customs and excise taxes in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and was held with Lloyd’s TSB in the U.K.

4. INVENTORIES

	September 25, 2004	December 27, 2003
Raw materials	$2,577	$2,120
Work in process	2,309	2,390
Finished goods	2,163	2,308
Provision for slow moving inventory	(255)	(197)

Total	$6,794	$6,621

5. GOODWILL

On September 25, 2004, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 27, 2003. The analysis indicated that there was no impairment on the carrying value of the goodwill. As of September 25, 2004, no factors were identified that indicated impairment on the carrying value of the goodwill.

6. LONG-TERM DEBT

	September 25, 2004	December 27, 2003
$11,000 five-year note, collateralized by U.S. real estate and equipment and a 65% stock pledge in the foreign subsidiaries, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2008.	$10,358	$10,770
$12,000 revolving line of credit, collateralized by U.S. real estate and equipment and a 65% stock pledge in the foreign subsidiaries, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2006.	—	5,150
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	930	1,086
10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	1,000	1,103
Other	82	98

	12,370	18,207
Less amounts due within one year	(991)	(937)

Total	$11,379	$17,270

Certain of these debt instruments are subject to debt covenants including 1) Fixed Charges Coverage Ratio (as defined) of 2.0 to 1.0, determined quarterly on a rolling four quarters basis, 2) Debt (as defined) to Tangible Net Worth (as defined) of not more than 1.5 to 1.0, determined quarterly, 3) Current Ratio of 1.5 to 1.0, determined quarterly, 4) Funded Debt (as defined) to EBITDA of less than 3.25 to 1.0, determined quarterly on a rolling four quarters basis, and 5) the Company’s primary domestic depository accounts shall be with SouthTrust Bank. As of September 25, 2004, the Company was in compliance with all debt covenants.

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

Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated
Three Months Ended September 25, 2004
Sales to unaffiliated customers	$14,676	$1,900	$3,390	$3,198	$—	$23,164
Intercompany sales	4,112	—	19	465	(4,596)	—
Operating income/(loss)	1,921	201	791	135	(3)	3,045
Depreciation	960	34	132	259	—	1,385
Capital expenditures	883	32	38	99	—	1,052
Three Months Ended September 27, 2003
Sales to unaffiliated customers	$11,208	$1,630	$2,316	$2,697	$—	$17,851
Intercompany sales	2,918	—	9	323	(3,250)	—
Operating income/(loss)	508	187	432	(190)	(18)	919
Depreciation	900	32	94	235	—	1,261
Capital expenditures	757	386	111	466	—	1,720
Nine Months Ended September 25, 2004
Sales to unaffiliated customers	$44,566	$6,744	$9,860	$9,907	$—	$71,077
Intercompany sales	12,029	—	52	1,301	(13,382)	—
Operating income/(loss)	6,361	776	2,013	338	(11)	9,477
Depreciation	2,835	102	341	795	—	4,073
Capital expenditures	2,921	40	105	465	—	3,531
Nine Months Ended September 27, 2003
Sales to unaffiliated customers	$32,473	$5,175	$6,951	$8,589	$—	$53,188
Intercompany sales	9,794	—	33	1,032	(10,859)	—
Operating income/(loss)	1,806	541	925	(655)	21	2,638
Depreciation	2,752	89	285	781	—	3,907
Capital expenditures	1,688	418	203	781	—	3,090

Operating income is total sales and other operating income less operating expenses. In computing segment operating income/(loss), interest expense and net miscellaneous income (expense) have not been deducted (added).

Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $7,655 and $5,830 during the nine months ended September 25, 2004, and September 27, 2003, respectively.

8. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (ARB 51). FIN 46 provides guidance in determining (1) whether consolidation is required under the “controlling financial interest” model of ARB 51 or (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46A) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. The Company adopted FIN 46 as of January 1, 2004, and does not believe that its investment in the China Joint Venture is a Variable Interest Entity within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor is it material to the financial statements of the Company at September 25, 2004.

9. COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned companies and independent distributors with some direct accounts. Sales outside the United States for the quarter ended September 25, 2004, were 49% of total net sales.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries, in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), United States shipments of hydraulic products declined during the past three years, decreasing -16%, -3% and -2% in 2001, 2002 and 2003, respectively. The declining trend has reversed as the United States hydraulics industry has expanded significantly in the first nine months of 2004.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index was 58.5 at the end of September 2004 compared to 53.7 at the end of September 2003. When PMI is over 50, it indicates economic expansion.

Results for the third quarter

(Dollars in millions except net income per share)

	September 25,	September 27,
	2004	2003	Increase
Three Months Ended
Net Sales	$23.2	$17.9	30%
Net Income	$1.9	$0.5	280%
Net Income per share:
Basic	$0.27	$0.08	238%
Fully Diluted	$0.27	$0.08	238%
Nine Months Ended
Net Sales	$71.1	$53.2	34%
Net Income	$5.8	$1.6	263%
Net Income per share:
Basic	$0.86	$0.24	258%
Fully Diluted	$0.85	$0.24	254%

Sales increases by business segment were as follows:

	3rd Quarter	Year-to-date
United States	31%	37%
United Kingdom	19%	15%
Germany	46%	42%
Korea	17%	30%

The first half of the year surge in orders continued into the third quarter with a 33% increase over last year. The Company believes its flexible production capability and its responsive supplier base continues to provide excellent delivery performance to its customers.

Gross profit increased 56% compared to the same quarter last year. Gross profit as a percentage of net sales increased to 30% from 25% last year. Sales volume and productivity increases more than offset increased material costs.

The Company is sharing in the raw material cost increases experienced by its suppliers; however, direct production unit costs are unchanged. To further combat the continuing rise in material costs, the Company has announced a modest price increase on selected products effective the beginning of next year.

Outlook

The order rate for October 2004, the first month of the fourth quarter, showed a substantial increase over the third quarter.

Fourth quarter shipments are estimated to be $22.0 million, which would be a 25% increase over the same quarter last year. The majority of this increase is projected to be in the U.S. operation as the rate of growth internationally is projected to slow.

Net income per share on sales of $22.0 million should yield approximately $0.15, which would bring net income per share for the year to $1.00.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 25, 2004 AND SEPTEMBER 27, 2003

Net Sales

Net sales were $23.2 million, an increase of $5.3 million, or 29.8%. Third party sales in the United States operation increased 30.9% with an increase of 5.6% to Asia, a 35.4% increase to Canada and a 34.7% increase to United States distributors.

Net sales in the Korean operation increased 16.6%. The demand for construction equipment in China is driving a significant portion of the increased sales in Korea as well as Japan and other Asian markets.

Net sales in the United Kingdom operation increased 18.6%. Domestic UK sales increased 17.4% and sales to Scandinavia increased 20.2%.

Net sales in the German operation increased 46.3%. Sales within Germany increased 31.0% and sales in Italy and Austria increased 87.5%.

Gross Profit

Gross profit increased 55.8%, or $2.5 million. Gross profit as a percentage of net sales increased to 30.4% from 25.3% last year. The increase in gross profit as a percentage of sales was due to the favorable effects of increased sales volume, exchange rates and productivity increases. These were partially offset by increased material and employee benefit costs.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 11%, or $0.4 million, to $4.0 million compared to $3.6 million the same quarter last year. The increase was primarily due to higher employee wages and benefit costs, outside services including website development, and higher than usual travel and meetings expenses.

Interest Expense

Interest expense for the quarter ended September 25, 2004, remained flat at $0.1 million compared to the quarter ended September 27, 2003. Total average debt for the quarter ended September 25, 2004, was $13.6 million compared to $14.6 million for the quarter ended September 27, 2003.

Foreign Currency Transaction (Gain) Loss

There was minimal impact to net income in the quarters ended September 25, 2004 and September 27, 2003, as a result of foreign currency transactions.

Income Taxes

The provision for income taxes for the quarter ended September 25, 2004, was 36.7% of pretax income compared to 35.1% for the quarter ended September 27, 2003. The change was due to the relative mix of income and different tax rates in effect among the countries in which the Company sells its products.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 25, 2004 AND SEPTEMBER 27, 2003

Net Sales

Net sales were $71.1 million, an increase of $17.9 million, or 33.6%. This increase reflected the recovery of the capital goods market in the United States, demand for construction equipment in China and strong demand in Central Europe.

Gross Profit

Gross profit increased 53.9%, or $7.6 million. Gross profit as a percentage of net sales increased to 30.6% from 26.6% last year. The increase in gross profit as a percentage of sales was due to the favorable effects of increased sales volume, exchange rates and productivity increases. These were partially offset by increased material and employee benefit costs.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 6.7%, or $0.8 million, to $12.3 million compared to last year. The second quarter of last year included a non-recurring write-off of software in the U.K. operating segment. Excluding the non-recurring item last year, selling, engineering and administrative expenses increased 10.2% or $1.2 million. The increase was primarily due to higher professional fees, outside services, and wage and benefit related expenses including the establishment of an Employee Stock Ownership Plan (ESOP).

Interest Expense

Interest expense for the nine months ended September 25, 2004, remained flat at $0.4 million compared to the nine months ended September 27, 2003. Total average debt for the period ended September 25, 2004, was $15.3 million compared to $14.8 million for the period ended September 27, 2003.

Foreign Currency Transaction (Gain) Loss

Foreign currency transaction gains of $0.1 million for the nine months ended September 25, 2004, was due to the gains of the Euro and Won in the German and Korean operations, and the loss of the Pound in the U.K. operations, against the U. S. Dollar. Foreign currency transaction gain of $0.2 million in the nine months ended September 27, 2003, was due primarily to the gain of the Euro against the U. S. Dollar in the German operation.

Income Taxes

The provision for income taxes for the nine months ended September 25, 2004, was 36.4% of pretax income compared to 35.2% for the nine months ended September 27, 2003. The change was due to the relative mix of income and different tax rates in effect among the countries in which the Company sells its products.

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

Cash from operations for the nine months ended September 25, 2004, was $11.0 million, compared to $7.0 million for the nine months ended September 27, 2003. The $4.0 million increase in cash from operations was due primarily to the $4.2 million increase in net income, offset by working capital changes. Days sales outstanding (DSO) were 33 and 40 at September 25, 2004, and September 27, 2003, respectively. Inventory turns improved to 9.5 at September 25, 2004, compared with 8.0 at September 27, 2003. Inventory levels were unchanged.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $3.5 million for the nine months ended September 25, 2004, compared to $3.1 million for the nine months ended September 27, 2003. Capital expenditures for the year are projected to be approximately $5.0 million.

The Company declared quarterly dividends of $0.05 per share to shareholders of record September 30, 2004, payable on October 15, 2004. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. The Company does not believe that its investment in the China Joint Venture is a Variable Interest Entity and within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor is it material to the financial statements of the Company at September 25, 2004.

Seasonality

The Company generally has experienced increased sales during the second quarter of the year largely as a result of the order patterns of our customers. As a result, the Company’s second quarter net sales, income from operations, and net income historically are the highest of any quarter during the year.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business” (including under the subheading “Business Risk Factors”) in the Company’s

Form 10-K for the year ended December 27, 2003, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended September 25, 2004. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company had approximately $10.4 million in variable-rate debt outstanding at September 25, 2004. The Company has managed this risk by its ability to select the interest rate on its debt financing at Libor plus 1.9% or its lender’s prime rate, whichever is more advantageous. Beginning in July 2004, the interest rate on its debt financing remained variable based upon the Company’s leverage ratio. At September 25, 2004, a 1% change in interest rates up or down would affect the Company’s income statement on an annual basis by approximately $104,000 at the current, variable-rate outstanding debt level. At September 27, 2003, the Company had $17.8 million in variable-rate debt outstanding and, as such, a 1% change in interest rates up or down would have affected the Company’s income statement on an annual basis by approximately $178,000.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany, and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES

As of September 25, 2004, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2004, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 25, 2004, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

          The Company has established the date for its next Annual Meeting of Shareholders, which will be held on June 11, 2005, in Sarasota, Florida.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

Exhibit
Number	Exhibit Description

10.12+	Forms of agreement for grants under the Sun Hydraulics Corporation 1996 Stock Option Plan

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

(b) Reports on Form 8-K

1.	Report on Form 8-K (dated August 2, 2004) filed August 2, 2004, announcing the financial results for the second quarter of 2004 and establishment of an Employee Stock Ownership Plan.

2.	Report on Form 8-K (dated August 2, 2004) filed August 6, 2004, announcing a copy of the transcript of the conference call held on August 2, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 5, 2004.

SUN HYDRAULICS CORPORATION

By:	/s/ Richard J. Dobbyn

Richard J. Dobbyn
Chief Financial Officer (Principal
Financial and Accounting Officer)