Form 10-K
period 2004-12-25
SUN HYDRAULICS CORP
filed 2005-03-24
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

Florida	59-2754337

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1500 West University Parkway
Sarasota, Florida	34243

(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:      None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Rider A

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq National Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $70,548,788.

As of March 11, 2005, there were 7,156,822 shares of common stock outstanding.

PART I

ITEM 1. BUSINESS

Certain statements contained in this “Item 1. Business” that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. See “Item 7. Forward-Looking Information.”

Overview

The Company is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed, and motion as integral components in fluid power systems. The innovative floating construction of the Company’s screw-in cartridge valves and the design of the cavities in which they are installed provide demonstrable performance and reliability advantages compared to other available screw-in cartridge valves. The Company designs and manufactures one of the most comprehensive lines of screw-in hydraulic cartridge valves and manifolds in the world. The Company has generated a profit every year since 1972 and has paid a dividend every quarter since its initial public offering of securities in 1997. The Company believes that its success is primarily a result of its innovative product design, consistent high quality, superior product performance and the breadth of the markets it serves.

The Company sells its products primarily through a global network of independent fluid power distributors to a diverse universe of end users, for use in various “mobile” applications, such as construction, agricultural and utility equipment (historically, approximately 66% of net sales), and a broad array of “industrial” applications, such as machine tools and material handling equipment (historically, approximately 34% of net sales). While many of the Company’s end users are subject to cyclical demand for their products, the Company mitigates this exposure through the wide variety of applications and industries it serves. In 2004, sales to the Company’s largest distributor represented less than 7% of net sales, and approximately 50% of the Company’s net consolidated sales were outside the United States.

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

Strategy
The Company will continue to design, manufacture, market and support, on a worldwide basis, differentiated high-performance and high-quality cartridge valves and integrated valve packages. The Company believes this focus supports its business objectives of sustaining revenue growth that will yield an above-average return on capital while achieving a high level of customer satisfaction. Key elements of the Company’s strategy include the following:

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

Achieve a High Level of Customer Satisfaction. The Company is a build-to-order operation that schedules orders to the customer’s request date. To ensure all employees are dedicated to meeting customer requests, the Company measures and posts monthly the percentage of shipments that satisfy the customers’ requests. In addition to meeting the above requirement, the Company tests 100% of the screw-in cartridge valves before shipment. The Company tests extensively all product returns due to questions regarding functionality and issues a written report of findings upon request. The Company believes that its long-term success is dependent upon its reputation in the marketplace, which in turn is a result of its ability to service its customers.

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

Expand the Product Line. The Company is continuously engaged in new product development programs to offer new and better cartridge valve solutions to its customers. New cartridge products generally fit into existing cavities, often allowing them to be installed in existing standard manifolds. The Company recently has aggressively begun designing and introducing to the marketplace electro-hydraulic cartridge valves, including solenoid and proportional valves. The Company believes these products provide the opportunity to obtain sales for which it previously could not compete, and further believes that the electro-hydraulic cartridge valves will help increase sales of the Company’s other cartridge valve and manifold products.

Capitalize on Custom Manifold Opportunities. Because fluid power system design engineers are increasingly incorporating screw-in cartridge valves into custom control systems, the Company concentrates its efforts in custom manifolds in two ways. The Company designs and manufactures manifolds which incorporate the Company’s screw-in cartridge valves for sale to original equipment manufacturers (“OEMs”). To support this effort, the Company is able to design and manufacture manifolds at its operations in Sarasota, Florida and Kansas City, Kansas, USA, Coventry, England, Erkelenz, Germany, Seoul, Korea and at its operation in Shanghai, China. The Company also encourages competitive manifold manufacturers to utilize the Company’s screw-in cartridge valves in their manifold designs. The Company sells tooling for machining its cavities, allowing independent manifold manufacturers to easily incorporate the Company’s screw-in cartridge valves into their designs.

Expand Global Presence. The Company intends to continue to strengthen its global presence in the areas of distribution and international operations. In 2003, the Company added operations in Kansas City, Kansas, USA and Bordeaux, France to its existing operating units in the United States, England, Germany, Korea and China. The Company has strong distributor representation in most developed and developing markets, including North and South America, Western Europe, Asia, Australia, and South Africa. In 2004, the Company generated approximately 50% of its net sales outside the United States. The Company is continuing to expand its distribution arrangements in Eastern Europe and expand its market presence in China. The Company believes that further expansion of its international facilities will enhance its competitive position in certain foreign markets. In addition, custom manifolds provide an opportunity for operating units and distributors to offer significant value-added content through the local production of manifolds that incorporate the Company’s screw-in cartridge valves. This strategy helps minimize potential tariffs and duties that could inflate the price of the Company’s products in foreign markets.

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

Sell Through Distributors. Due to the variety of potential customers and the Company’s desire to avoid unnecessary bureaucracy, the sales function has been performed primarily by independent distributors. The Company has 64 distributors, 41 of which are located outside the United States, and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. Many of these distributors sell products manufactured by other companies that allow them to provide a complete hydraulic system to the customer. The Company provides a high level of technical support to its distributors through open access to the Company’s engineering staff, technical documentation, and technical training programs.

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

Brand Label and License Manufacturing where desirable. When it is deemed to be of strategic benefit, the Company sometimes enters into marketing, brand labeling and/or non-exclusive manufacturing licensing agreements with other manufacturers of fluid power components. Historically, approximately 5% of the Company’s sales have been to other fluid power manufacturers that incorporate the Company’s products into complete system solutions.

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

At its two Sarasota, Florida, manufacturing plants, the Company has extensive testing facilities that allow its design engineers to test fully all cartridge valve products at their maximum rated pressure and flow rates. A metallurgist and complete metallurgical laboratory support the Company’s design engineers and in-house heat treatment. The resident engineers at the Company’s other facilities also utilize test equipment.

The Company employs a build-to-order philosophy and relies on its distributors to purchase and maintain sufficient inventory to meet their customers’ demands. With this build-to-order philosophy, most raw materials, including aluminum and steel, are delivered on a just-in-time basis. These and other raw materials are commercially available from multiple sources.

The Company controls most critical finishing processes in-house but does rely on a small network of outside manufacturers to machine cartridge parts to varying degrees of completeness. Many high-volume machining operations are performed exclusively at outside suppliers. The Company is very selective in establishing its supplier base and attempts to develop and maintain long-term relationships with suppliers. The Company continually reviews all of its suppliers to improve the quality of incoming parts and to assess opportunities for better control of both price and quality. The Company’s quality systems at the U.S. and U.K. facilities are in compliance with ISO 9001:2000 for design and manufacture of steel cartridge valves, aluminum and ferrous manifolds for hydraulic systems. Those in Korea are certified to ISO 9001:2000 and 14001:1996 for the design, development, production, and after sales service of hydraulic valves.

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

The Company currently has 64 distributors, 41 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2004, sales to the Company’s largest distributor represented less than 7% of net sales and net sales outside of the United States represented approximately 50% of total net sales.

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

While the Company principally sells its products through distributors, it provides end users with technical information via its website and catalogues that offers design engineers all of the information necessary to specify and obtain the Company’s products. The Company believes that providing complete technical information to the marketplace helps to stimulate demand for the Company’s products. The Company’s website continues to evolve and has helped to drastically reduce the time between engineering release of products and their appearance in the marketplace. The Company is continuing to invest in this technology as one of the best ways to keep its broad product offering available to customers around the world.

Customers
While many of the Company’s customers’ requirements are growing, management does not believe that the loss of any one customer would have a material adverse effect on the Company’s business. End-user customers are classified by whether their primary applications for the Company’s products are “mobile” or “industrial.”

Mobile applications involve equipment that generally is not fixed in place and is often operated in an uncontrolled environment, such as construction, agricultural, mining, and fire and rescue and other utility equipment. Mobile customers were the original users of screw-in cartridge valves due to the premium that these industries place on considerations of space, weight, and cost. Mobile customers historically account for approximately 66% of the Company’s net sales.

Industrial applications involve equipment that generally is fixed in place in a controlled environment. Examples include automation machinery, presses, plastics machinery such as injection molding equipment, and machine tools. The requirements of the industrial marketplace are more demanding than most mobile applications since industrial equipment typically operates at significantly higher cycles. The Company’s products are designed to withstand these operating imperatives, and industrial applications historically account for approximately 34% of the Company’s net sales. Many conventional valve designs are still used in industrial applications and represent substitution opportunities for the Company’s products.

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

Employees
As of December 25, 2004, the Company had 545 full-time employees in the United States, 78 in England, 27 in Germany, one in France and 28 in Korea. The Company continues to focus its efforts on designing and manufacturing standard products, allowing it to maintain over 90% of its employees in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company’s operating units, and management believes that relations with its employees are good.

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

Business Risk Factors

In addition to the other information in this Form 10-K Report, the following should be considered in evaluating the Company’s business and its prospects:

Cyclicality. The capital goods industry in general, and the hydraulic valve and manifold industry in particular, are subject to economic cycles. The downturn in the industry from 2001 — 2003 had a material adverse effect on the Company’s business and results of operation. The strength of the economic recovery in 2004 has and will continue to directly affect orders for the Company’s products.

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

Competition. The hydraulic valve industry is highly fragmented and intensely competitive, with the Company facing competition from a large number of competitors, some of which are full-line producers and others that are niche suppliers like the Company. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by the Company. The Company believes that it competes based upon quality, reliability, price, value, speed of delivery and technological characteristics. Many of the Company’s screw-in cartridge valve competitors are owned by corporations that are significantly larger than the Company and have greater financial resources than the Company. There can be no assurance that the Company will continue to be able to compete effectively with these companies.

The manifold business is also highly fragmented and intensely competitive. All of the major screw-in cartridge valve manufacturers either manufacture manifolds or have sources that they use on a regular basis. In addition, there are a number of independent manifold suppliers that produce manifolds incorporating various manufacturers’ screw-in cartridge valves, including those made by the Company. Finally, there are many small, independent machine shops that produce manifolds at very competitive prices. Competition in the manifold business is based upon quality, price, proximity to the customer, and speed of delivery. Many of the Company’s competitors have very low overhead structures and there can be no assurance that the Company will continue to be able to compete effectively with these companies.

In addition, the Company competes in the sale of hydraulic valves and manifolds with certain of its customers. Generally, these customers purchase cartridge valves from the Company to meet a specific need in a system that cannot be filled by any valve made by such customer. To the extent that the Company introduces new valves in the future that increase the competition between the Company and such customer, such competition could adversely affect the Company’s relationships with these customers.

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

International Sales. In 2004, approximately 50% of the Company’s net sales were outside of the United States. The Company is expanding the scope of its operations outside the United States, both through direct investment and distribution, and expects that international sales will continue to account for a substantial portion of net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions, and, particularly in emerging economies, potential political and economic instability and regional conflicts. Furthermore, the Company’s international operations generate sales in a number of foreign currencies, particularly British pounds, the Euro, and the Korean Won. Therefore, the Company’s financial condition and results of operation are affected by fluctuations in exchange rates between the United States dollar and these currencies. Any or all of these factors could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Raw Materials. The primary raw materials used by the Company in the manufacture of its products are aluminum, ductile iron, and steel. There can be no assurance that prices for such materials will remain stable. Material costs have increased during the past fiscal year and are predicted to increase further. If the Company is unable to pass through any price increases to its customers, the operating results of the Company will be adversely affected.

Parts Suppliers. The Company’s largest expense in the cost of sales is purchased cartridge valve parts. There can be no assurance that the Company’s manufacturing costs and output would not be materially and adversely affected by operational or financial difficulties experienced by one or more of its suppliers.

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

Control by Certain Shareholders and Management. Members of the Koski family, including two Directors, Robert E. Koski, the Company’s founder and former Chairman, and Christine L. Koski, own or control approximately 36% of the outstanding shares of Common Stock. Accordingly, the members of the Koski family have the ability to influence significantly the election of the Company’s Directors and the outcome of certain corporate actions requiring shareholder approval and to influence the business of the Company. Such influence could preclude any acquisition of the Company and could adversely affect the price of the Common Stock. Additionally, all Directors and Executive Officers of the Company as a group beneficially own or control approximately 39% of the outstanding shares of Common Stock. See Item 12. Security Ownership of Certain Beneficial Owners and Management.

ITEM 2. PROPERTIES

The Company owns major facilities in the United States, United Kingdom, Germany, and Korea, as set forth below.

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

Both facilities in Florida are encumbered by a secured loan and a revolving line of credit, which are due July 23, 2008, and July 23, 2006, respectively. Monthly payments of principal and interest are due on the secured loan and interest only is due on the revolving line of credit, both with a variable interest rate of LIBOR + 1.9% or the bank’s prime rate, at the Company’s discretion. At December 25, 2004, the Term Loan had an outstanding balance of $10.2 million and the Line of Credit was fully paid with no outstanding balance.

The close proximity of the United States facilities allows for quick change and the ability to shift resources, including machinery and people, to effectively meet changing business requirements. The Company believes the combined productive capacity of these facilities is approximately $100 million. The Company estimates its combined current capacity utilization to be approximately 75%.

The Company also owns vacant land in Manatee County, Florida, for future expansion requirements. There is no mortgage on this property and the Company believes the land to be well suited to add over 30,000 square feet of manufacturing capacity.

The Company leases a 10,000 square foot manufacturing facility in Lenexa, Kansas, which is used to manufacture manifolds for the North American market.

The Company owns a 37,000 square foot facility in Coventry, England, free of any encumbrances. This facility has a productive capacity of approximately $20 million and currently, is operating at 75% of its productive capacity.

The Company’s 45,000 square foot distribution and manufacturing facility in Erkelenz, Germany has a mortgage loan, which is due September 30, 2008, and has a fixed interest rate of 6.05%. At December 25, 2004, the principal balance was $0.9 million. This facility is well suited to house equipment used for manufacturing and testing of the Company’s products. Currently, a small portion of the manufacturing area is utilized and the remainder is leased on an annual basis to an outside company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 25, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock of the Company has been trading publicly under the symbol SNHY on the Nasdaq National Market since the Company’s initial public offering on January 9, 1997. The following table sets forth the high and low closing sale prices of the Company’s Common Stock as reported in the Nasdaq National Market and the dividends declared for the periods indicated:

			Dividends
	High	Low	declared
2003
First quarter	$8.250	$7.960	$0.040
Second quarter	8.480	7.200	0.040
Third quarter	10.750	7.010	0.040
Fourth quarter	8.810	6.640	0.040
2004
First quarter	$10.810	$7.240	$0.040
Second quarter	17.790	9.010	0.050
Third quarter	18.420	12.020	0.050
Fourth quarter	16.130	11.250	0.075

Holders

There were 116 shareholders of record of Common Stock on March 11, 2005. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 2,000 beneficial owners of Common Stock.

Dividends

Dividends were paid on the 15th day of each month following the date of declaration. The Company’s Board of Directors currently intends to continue to pay a quarterly dividend of at least $0.075 per share during 2005. However, the declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

Unregistered Sales of Securities

On September 17, 2004, the Company contributed 32,000 shares of common stock to a newly formed employee stock ownership plan (“ESOP”) with the Company’s 401(k) plan for U.S. employees. The issuance of the shares was exempt from registration under the Securities Act of 1933 as the contribution of the shares to the ESOP for the benefit of the Registrant’s employees, without the payment of consideration by the ESOP or employees, does not constitute a sale of the common stock for purposes of the Act.

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

	Year Ended
	Dec 25, 2004	Dec 27, 2003	Dec 28, 2002	Dec 29, 2001	Dec 30, 2000
		(in thousands except per share data)
Statement of Operations:
Net sales	$94,503	$70,798	$64,545	$64,983	$79,967
Gross profit	28,535	18,486	15,964	14,625	21,465
Operating income	12,294	3,683	3,420	2,060	7,356
Income before income taxes	11,732	3,277	2,592	1,312	5,919

Net income	$7,830	$2,176	$1,778	$950	$3,921

Basic net income per common share	$1.14	$0.33	$0.28	$0.15	$0.61
Diluted net income per common share	$1.14	$0.33	$0.27	$0.14	$0.60

Dividends per common share	$0.22	$2.16	$0.16	$0.16	$0.16

Other Financial Data:
Depreciation and amortization	$5,465	$5,152	$5,100	$5,426	$5,594
Capital expenditures	4,987	3,076	5,870	4,022	4,374

Balance Sheet Data:
Cash and cash equivalents	$9,762	$5,219	$3,958	$3,611	$2,698
Working capital	16,723	12,663	12,828	12,778	12,658
Total assets	71,808	63,032	62,285	61,750	64,374
Total debt	12,254	18,207	9,611	10,663	12,012
Redeemable common stock	—	—	2,250	—	—
Shareholders’ equity	45,403	35,063	42,899	43,738	43,836

Quarterly Results of Operations
(in thousands)

	For the Quarter Ended
	Dec 25,	Sep 25,	Jun 26,	Mar 27,
	2004	2004	2004	2004

Net sales	$23,426	$23,164	$26,522	$21,390
Gross profit	6,796	7,047	8,386	6,305
Operating income	2,817	3,045	4,190	2,241
Income before income taxes	2,561	2,972	4,117	2,082
Net income	$2,001	$1,880	$2,591	$1,358

Basic earnings per common share	$0.29	$0.27	$0.38	$0.20
Diluted earnings per common share	$0.29	$0.27	$0.38	$0.20

	Dec 27,	Sep 27,	Jun 28,	Mar 29,
	2003	2003	2003	2003

Net sales	$17,610	$17,851	$18,912	$16,425
Gross profit	4,357	4,523	5,529	4,078
Operating income	1,044	919	1,262	458
Income before income taxes	839	784	1,280	374
Net income	$595	$509	$816	$256

Basic earnings per common share	$0.09	$0.08	$0.13	$0.04
Diluted earnings per common share	$0.09	$0.08	$0.12	$0.04

	Dec 28,	Sep 28,	Jun 29,	Mar 30,
	2002	2002	2002	2002

Net sales	$15,476	$16,043	$17,413	$15,613
Gross profit	3,697	4,048	4,526	3,692
Operating income (loss)	626	1,027	1,384	383
Income before income taxes	423	780	1,188	200
Net income (loss)	$368	$507	$774	$128

Basic earnings per common share	$0.06	$0.08	$0.12	$0.02
Diluted earnings per common share	$0.06	$0.08	$0.12	$0.02

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in millions except per share data)

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned subsidiaries and independent distributors. Sales outside the United States for the year ended December 25, 2004, were 50% of total net sales.

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

Industry Conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products decreased -16%, -3% and -2% in 2001, 2002 and 2003, respectively. This trend reversed in 2004 as the United States index of shipments of hydraulics products increased 25%.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index was 57.3 at the end of December 2004 compared to 62.1 at the end of December 2003. When the PMI is over 50, it indicates economic expansion.

Results for the 2004 fiscal year
 (Dollars in millions except net income per share)

	December 25,	December 27,
	2004	2003	Increase
Twelve Months Ended
Net Sales	$94.5	$70.8	33%
Net Income	$7.8	$2.2	255%
Net Income per share:
Basic	$1.14	$0.33	245%
Fully Diluted	$1.14	$0.33	245%

Three Months Ended
Net Sales	$23.4	$17.6	33%
Net Income	$2.0	$0.6	233%
Net Income per share:
Basic	$0.29	$0.09	222%
Fully Diluted	$0.29	$0.09	222%

Management believes the Company’s most important achievement in 2004 was the ability to maintain and improve on-time delivery, even with a 33% increase in sales. This capability will continue to foster growth in all markets, both short term and long term.

The rebound in domestic markets was very strong in 2004, and remained strong in January and February 2005. Along with a 39% increase in North American sales compared to 2003, the Company’s international business has remained strong, with European sales increasing 25% and Asian sales increasing 28% in 2004.

While the 33% increase in sales had a positive effect on margins, higher productivity helped to offset the effect of increased material costs and further improve margins. This enabled the Company to hold the line on pricing. As a result, management believes the Company has gained market share. Gross profit in 2004 increased 54% over 2003. Gross profit as a percentage of sales increased to 30% from 26% in 2003.

Dividends

The Company declared quarterly dividends of $0.04, $0.05, $0.05, and $0.075 per share to shareholders of record on the last day of the first, second, third, and fourth quarters of 2004, respectively. These dividends were paid on the 15th day of each month following the date of declaration. Total dividends of $0.215 were paid to shareholders in 2004.

Cash Flow

Net cash generated from operations for the year was $15.0 million, a $5.5 million increase compared to $9.5 million in 2003. Capital expenditures for the year were $5.0 million, cash on hand increased $4.5 million to $9.8 million, debt decreased $6.0 million to $12.3 million, and $1.5 million was paid to shareholders in dividends.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s statements of operations as a percentage of net sales.

	For the Year Ended
	Dec 25, 2004	Dec 27, 2003	Dec 28, 2002	Dec 29, 2001	Dec 30, 2000
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	30.2%	26.1%	24.7%	22.5%	26.8%
Operating income	13.0%	5.2%	5.3%	3.2%	9.2%
Income before income taxes	12.4%	4.6%	4.0%	1.5%	7.4%

Segment Information (in thousands)

	United		United
	States	Korea	Kingdom	Germany	Elimination	Consolidated
2004
Sales to unaffiliated customers	$59,847	$8,723	$13,375	$12,558	$—	$94,503
Intercompany sales	15,702	—	1,812	66	(17,580)	—
Operating income (loss)	8,417	926	483	2,399	69	12,294
Identifiable assets	44,765	4,449	13,742	10,062	(1,210)	71,808
Depreciation and amortization	3,792	137	1,061	475	—	5,465
Capital expenditures	4,264	42	540	141	—	4,987

2003
Sales to unaffiliated customers	$43,503	$6,857	$11,346	$9,092	$—	$70,798
Intercompany sales	12,109	—	1,421	41	(13,571)	—
Operating income (loss)	2,160	689	(497)	1,192	139	3,683
Identifiable assets	40,691	3,111	8,087	12,409	(1,266)	63,032
Depreciation and amortization	3,630	123	380	1,019	—	5,152
Capital expenditures	1,914	265	149	748	—	3,076

2002
Sales to unaffiliated customers	$41,937	$5,899	$10,200	$6,509	$—	$64,545
Intercompany sales	10,643	—	1,569	32	(12,244)	—
Operating income (loss)	2,029	431	618	416	(74)	3,420
Identifiable assets	43,407	2,035	11,596	6,207	(955)	62,290
Depreciation and amortization	3,905	104	783	308	—	5,100
Capital expenditures	2,219	136	3,429	86	—	5,870

Outlook for 2005

The Company plans to continue to invest in marketing and productivity improvements at a level comparable to 2004. Sales for the first quarter of 2005 are projected to be $27.5 million, which would represent a 29% increase over the first quarter of 2004, with net income per share in the range of $0.38 to $0.41.

Comparison of Years Ended December 25, 2004 and December 27, 2003

Net Sales

Net sales were $94.5 million, an increase of $23.7 million, or 33.5%, compared to $70.8 million in 2003. Sales increased 29% excluding the effect of exchange rates.

Net sales in the United States operation increased 37.5% with shipments to Asia up 29.3%, Canada up 27.3% and domestic shipments up 40.2%. Net sales in the United Kingdom operation increased 17.9%, primarily due to increases in sales to European distributors, while domestic sales were flat. German operation net sales increased 38.1%, with increases in all markets served. Net sales in the Korean operation increased 27.2%, due to increased shipments stimulated by Korean customers meeting demand from China coupled with growth in domestic Korean business.

Gross Profit

Gross profit increased 54.4% to $28.5 million in 2004, compared to $18.5 million in 2003. Gross profit as a percentage of net sales increased to 30.2% in 2004, compared to 26.1% in 2003. The increase in gross profit as a percentage of net sales was due to the increase in net sales and productivity improvements, which more than offset increased material and employee benefit costs.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses in 2004 were $16.2 million, a $1.4 million, or 9.7%, increase, compared to $14.8 million in 2003. The increase was primarily due to higher employee wages and benefit costs of $1.1 million including the establishment of an ESOP, and higher advertising costs including catalogs and website updates of $0.2 million.

Interest Expense

Interest expense was $0.5 million and $0.6 million in 2004 and 2003, respectively. While average outstanding debt increased $1.3 million, from $13.9 million in 2003 to $15.2 million in 2004, due to debt acquisitions related to the $2 per share special dividend paid on August 18, 2003, lower interest rates were negotiated on the new debt allowing interest expense to decrease.

Foreign Currency Transaction (Gain) Loss

There was minimal impact to net income from foreign currency transactions in 2004 compared to a foreign currency gain of $0.1 million in 2003, due primarily to gains in the Euro and Korean Won against the U.S. dollar. While the Euro, the Korean Won and the British Pound made gains against the U.S. dollar in 2004, the U.K. operations experienced losses related to sales conducted in U.S. dollars.

Miscellaneous (Income) Expense

Miscellaneous income had a minimal impact on net income in 2004, compared to miscellaneous income of $0.1 million in 2003. The $0.1 million decrease was due to losses on disposal of fixed assets and increased charitable contributions, both in the U.S. operations.

Income Taxes

The provision for income taxes for the year ended December 25, 2004, was 33.3% of pretax income compared to 33.6% for the year ended December 27, 2003. The decrease was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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

Miscellaneous (Income) Expense

Miscellaneous income was $0.1 million in 2003, compared to miscellaneous expense of $0.2 million in 2002. The $0.3 million change was due to an increase in loss on sale of fixed assets in the United States and the United Kingdom in 2002.

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

Net cash flow from operations in 2004 was $15.0 million, compared to $9.5 million in 2003 and $7.7 million in 2002. The $5.5 million increase in the Company’s net cash flow from operations in 2004 was due primarily to the increase in net income of $5.7 million, while working capital excluding cash remained relatively static. Cash on hand increased $4.6 million from $5.2 million in 2003 to $9.8 million in

2004. Days sales outstanding increased slightly from 32 to 33 in 2004 and inventory turns improved from 7.8 to 9.6. The increase in the Company’s net cash flow from operations in 2003, compared to 2002, was due to the increase in net income of $0.3 million combined with working capital changes, led by a $1.1 million increase in accrued expenses due primarily to changes in expected liabilities related to the Company’s self-funded health insurance plan in the U.S.

Capital expenditures were $5.0 million in 2004, compared to $3.1 million in 2003 and $5.9 million in 2002. Capital expenditures in 2002 included $1.5 million for the expansion of the building in the United Kingdom. Capital expenditures in 2005 are projected to be $5.0 million.

On July 23, 2003, the Company completed a recapitalization which refinanced existing debt in the U.S. and further leveraged assets. This new financing consisted of a Term Loan of $11 million and a secured revolving Line of Credit of $12 million. The Term Loan and the Line of Credit are secured by all of the Company’s U.S. assets and a pledge of 65% of the authorized and issued capital stock of its first tier subsidiaries in the United Kingdom and Korea. The total carrying value of assets held as collateral is $59.5 million. The Term Loan has monthly principal and interest payments based upon a 20-year amortization schedule, with all remaining principal and interest due July 23, 2008. The Line of Credit requires monthly payments of interest only, and is payable in full on July 23, 2006. Both the Term Loan and the Line of Credit had a floating interest rate for the first year of 1.9% over LIBOR, or the Prime Rate, at the Company’s discretion. From and after July 2004, the rates will vary based upon the Company’s leverage ratio. At December 25, 2004, the Term Loan had an outstanding balance of $10.2 million and the Line of Credit was fully paid with no outstanding balance.

The Term Loan and the Line of Credit contain debt covenants including 1) Fixed Charges Coverage Ratio (as defined) of 2.0 to 1.0, determined quarterly on a rolling four quarters basis, 2) Debt (as defined) to Tangible Net Worth (as defined) of not more than 1.5 to 1.0, determined quarterly, 3) Current Ratio of 1.5 to 1.0, determined quarterly, 4) Funded Debt (as defined) to EBITDA (as defined) of less than 3.25 to 1.0, determined quarterly on a rolling four quarters basis, and 5) the Company’s primary domestic depository accounts shall be with SouthTrust Bank. As of December 25, 2004, the Company was in compliance with all debt covenants.

The Company declared quarterly dividends of $0.04, $0.05, $0.05, and $0.075 per share to shareholders of record on the last day of the first, second, third, and fourth quarters, respectively, and $0.04 per share each calendar quarter in 2003 and 2002. These dividends were paid on the 15th day of each month following the date of declaration. In addition, the Company paid a special dividend of $2.00 per share totaling $13.3 million on August 18, 2003. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

The Company believes that cash generated from operations and its borrowing availability under the revolving Line of Credit will be sufficient to satisfy the Company’s operating expenses and capital expenditures for the foreseeable future. In the event that economic conditions were to severely worsen for a protracted period of time, the Company would have several options available to ensure liquidity in addition to increased borrowing. Capital expenditures could be postponed since they primarily pertain to long-term improvements in operations. Additional operating expense reductions also could be made. Finally, the dividend to shareholders could be reduced or suspended.

In June 2004, the Company’s Board of Directors authorized the repurchase of approximately $0.4 million of outstanding Company stock on the open market. The stock purchased was used to offset the issuance of shares under the Company’s new ESOP. The Company purchased 32,000 shares, which were all granted to the ESOP.

In November 2004, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company stock, to be completed no later than January 15, 2006. The stock purchases will be made in the open market or through privately negotiated transactions. Market purchases will be made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchases was set based upon the anticipated number of shares that will be required to fund the Company’s ESOP, and employee stock purchase plan, through fiscal year 2005. As of December 25, 2004, the Company had repurchased 5,800 shares on the open market at an average cost of $14.28 per share. All 5,800 shares were retired prior to December 25, 2004.

OTHER MATERIAL COMMITMENTS. Our contractual obligations and debt obligations as of December 25, 2004, are summarized in the table below (in thousands):

	Payments due by Period
		LESS THAN	1-3	3-5	MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS

Debt	$12,254	1,058	2,234	8,870	92

Operating leases	400	107	202	91	—

Other long term liabilities	300	50	123	100	27

Total contractual obligations	$12,954	$1,215	$2,559	$9,061	$119

Other long term liabilities consist of deferred income of $277 and deferred compensation of $23. The deferred income is a result of the supply agreement with Mannesmann Rexroth, A.G., a German full-line hydraulic component and systems manufacturer, entered into during 1999. This agreement expires in 2010. Deferred compensation relates to Director compensation for the Board meetings attended during 2004. Amounts will be paid upon an individual ceasing to be a Director of the Company.

Critical Accounting Policies and Estimates

The Company currently only applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, accounts receivable, inventory, goodwill and accruals. The following explains the basis and the procedure for each account where judgment and estimates are applied.

Revenue Recognition
The Company reports revenues, net of sales incentives, when title passes and risk of loss transfers to the customer. The effect of material non-recurring events is provided for when they become known.

Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“SFAS 144”), long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.

The Company assesses the recoverability of goodwill and intangible assets not subject to amortization under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). See Goodwill below.

Accounts Receivable
The Company sells to most of its customers on a recurring basis, primarily through distributors with which the Company maintains long-term relationships. As a result, bad debt experience has not been material. The allowance for doubtful accounts is determined on a specific identification basis by a review of those accounts that are significantly in arrears. There can be no assurance that a distributor or a large direct sale customer with overdue accounts receivable balances will not develop financial difficulties and default on payment. See balance sheet for allowance amounts.

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

Goodwill
The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 25, 2004 and December 27, 2003.I t was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 7 for goodwill amounts.

Accruals
 The Company makes estimates related to certain employee benefits and miscellaneous accruals. Estimates for employee benefit accruals are based on information received from plan administrators in conjunction with management’s assessments of estimated liabilities related to workers’ compensation, the ESOP contribution, and health care benefits. Estimates for miscellaneous accruals are based on management’s assessment of estimated liabilities for costs incurred.

As of July 1, 2003, the Company accrues for health care benefit costs under a self-funded plan utilizing estimates provided by a third party administrator and insurance company. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $75,000 on an individual basis and approximately $3.6 million on an aggregate basis.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”). FIN 46 provides guidance in determining (1) whether consolidation is required under the “controlling financial interest” model of ARB 51 or (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. The Company adopted FIN 46 as of September 25, 2004, and does not believe that its investment in the China Joint Venture is a Variable Interest Entity within the scope of FIN 46R, nor is it material to the financial statements of the Company at December 25, 2004.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS 151 enhances Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and International Accounting Standards No. 2 and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and requires allocation of fixed production overheads to the costs of conversion.

This standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of the adoption of SFAS 151 on the Company’s reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In December, 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), SFAS 123, and amends SFAS No. 95, Statement of Cash Flows. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost.

SFAS 123(R) also requires that the Company estimate the number of awards that are expected to vest and to revise the estimate as the actual forfeitures differ from the estimate. This standard is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The effect of these items and other changes in SFAS 123(R) as well as the potential impact on the Company’s reported operating results, financial position and existing financial statement disclosure is currently being evaluated.

SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow; thus, reducing net operating cash flows and increasing net financing cash flows in the periods after the effective date. The Company cannot estimate what these amounts will be in the future because they depend on, among other things, when employees exercise stock options. The amount of operating cash flow recognized in 2004 for such excess tax deductions for stock-based compensation was approximately $290,000. There was no effect on operating cash flows for such excess tax deductions during 2003 and 2002.

The Company currently follows the disclosure only provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No.123, Accounting for Stock-Based Compensation, and has elected to follow APB 25 and related interpretations in accounting for its employee stock options. The Company uses the Black-Scholes formula to estimate the value of stock options granted to employees for disclosure purposes. SFAS 123(R) requires that we use the valuation technique that best fits the circumstances. The Company is currently evaluating other techniques.

In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-1 (“FSP 109-1”) and 109-2 (“FSP 109-2”). FSP 109-1 provides guidance on the application of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), with regard to the tax deduction on qualified production activities provision within H.R. 4520, The American Jobs Creation Act of 2004 (“Act”), that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income (ETI) regime, creation of a new Domestic Production Activities (DPA) deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods. Under the guidance provided in FSP 109-1, the new DPA deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction has no effect on the Company’s deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s income tax return. The repeal of ETI and its replacement with a DPA deduction were not in effect in 2004 and, therefore, did not have an effect on the income tax provision for the year ended December 25, 2004. The Company does not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on its effective income tax rate in 2005.

In FSP 109-2, the FASB acknowledged that, due to the proximity of the Act’s enactment date to many companies’ year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies might not be in a position to assess the impacts of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS 109 and APB No. 23, Accounting for Income Taxes — Special Areas, by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act’s provisions. The Company is not yet in a position to decide whether, and to what extent, it might repatriate foreign earnings to the U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in 2004 in connection with the repatriation provisions of the Act. The Company is currently analyzing the future impact of the temporary dividends received deduction provisions contained in the Act.

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. The Company does not believe that its investment in the China Joint Venture is a Variable Interest Entity and within the scope of FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor is it material to the financial statements of the Company at December 25, 2004.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business,” particularly under the subheading, “Business Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-K for the year ended December 25, 2004. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company had approximately $10.3 million in variable-rate debt outstanding at December 25, 2004. The Company has managed this risk by its ability to select the interest rate on its debt financing at Libor plus 1.9% or its lender’s prime rate, whichever is more advantageous. From and after July 2004, the interest rate on its debt financing will remain variable based upon the Company’s leverage ratio. At December 25, 2004, a 1% change in interest rates up or down would affect the Company’s income statement on an annual basis by approximately $103,000 at the current, variable-rate outstanding debt level. At December 27, 2003, the Company had $16.0 million in variable-rate debt outstanding.

The company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany, and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements:

Report of Independent Registered Public Accounting Firm	27

Report of Independent Registered Certified Public Accounting Firm	28

Consolidated Balance Sheets as of December 25, 2004 and December 27, 2003	29

Consolidated Statements of Operations for the years ended December 25, 2004, December 27, 2003, and December 28, 2002	30

Consolidated Statements of Shareholders’ Equity and and Comprehensive Income for the years ended December 25, 2004, December 27, 2003, and December 28, 2002	31

Consolidated Statements of Cash Flows for the years ended December 25, 2004, December 27, 2003, and December 28, 2002	32

Notes to Consolidated Financial Statements	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Sun Hydraulics Corporation:

We have audited the consolidated balance sheet of Sun Hydraulics Corporation (a Florida corporation) as of December 25, 2004, and the related statement of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight
Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The
Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Hydraulics Corporation as of December 25, 2004, and the
results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida
February 25, 2005

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Sun Hydraulics Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 27, 2003 and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and of cash flows for each of the two years in the period ended December 27, 2003 present fairly, in all material respects, the financial position, results of operations and cash flows of Sun Hydraulics Corporation and its subsidiaries at December 27, 2003 and for each of the two years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Tampa, Florida
March 25, 2004

Sun Hydraulics Corporation Consolidated Balance Sheets
(in thousands, except for share information)

	December 25, 2004	December 27, 2003
Assets
Current assets:
Cash and cash equivalents	$9,300	$4,794
Restricted cash	462	425
Accounts receivable, net of allowance for doubtful accounts of $170 and $187	8,611	6,215
Inventories	7,105	6,621
Deferred income taxes	392	270
Other current assets	776	524

Total current assets	26,646	18,849

Property, plant and equipment, net	43,687	42,829
Other assets	1,475	1,624

Total assets	$71,808	$63,302

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,536	$2,440
Accrued expenses and other liabilities	4,609	2,217
Long-term debt due within one year	1,058	937
Dividends payable	522	270
Taxes payable	1,198	51

Total current liabilities	9,923	5,915

Long-term debt due after one year	11,196	17,270
Deferred income taxes	4,986	4,726
Other noncurrent liabilities	300	328

Total liabilities	26,405	28,239

Commitments and contingencies (Note 19)	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 6,961,280 and 6,757,941 shares outstanding	7	7
Capital in excess of par value	28,579	26,478
Unearned compensation related to outstanding restricted stock	(608)	(601)
Retained earnings	13,870	7,522
Accumulated other comprehensive income	3,566	1,657
Treasury stock	(11)	—

Total shareholders’ equity	45,403	35,063

Total liabilities and shareholders’ equity	$71,808	$63,302

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended
	December 25, 2004	December 27, 2003	December 28, 2002
Net sales	$94,503	$70,798	$64,545

Cost of sales	65,968	52,312	48,581

Gross profit	28,535	18,486	15,964

Selling, engineering and administrative expenses	16,241	14,803	12,544

Operating income	12,294	3,683	3,420

Interest expense	527	606	578
Foreign currency transaction loss (gain)	—	(143)	68
Miscellaneous expense (income)	35	(57)	182

Income before income taxes	11,732	3,277	2,592

Income tax provision	3,902	1,101	814

Net income	$7,830	$2,176	$1,778

Basic net income per common share	$1.14	$0.33	$0.28

Weighted average basic shares outstanding	6,846	6,551	6,433

Diluted net income per common share	$1.14	$0.33	$0.27

Weighted average diluted shares outstanding	6,897	6,597	6,589

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation Consolidated Statement of Shareholders’ Equity and Comprehensive Income
(in thousands)

					Unearned
					Compensation		Accumulated
				Capital in	related to		other
		Preferred	Common	excess of	restricted	Retained	comprehensive	Treasury
	Shares	Stock	stock	par value	stock	earnings	income	stock	Total
Balance, December 29, 2001	6,421	$—	$6	$24,718	$(216)	$19,001	$229		$43,738

Shares issued, Restricted Stock	9			129	46				175
Shares issued, Unrestricted Stock	5			23					23
Shares issued, ESPP	11			70					70
Redeemable Common Stock				(2,250)					(2,250)

Dividends declared						(1,029)			(1,029)
Comprehensive income:
Net income						1,778			1,778
Foreign currency translation adjustments							394		394

Comprehensive income									2,172

Balance, December 28, 2002	6,446	$—	$6	$22,690	$(170)	$19,750	$623		$42,899

Shares issued, Restricted Stock	83		1	1,538	(431)				1,108
Shares issued, Stock Options	223
Shares issued, ESPP	6
Dividends issued						(14,404)			(14,404)
Redeemable Common Stock				2,250					2,250
Comprehensive income:
Net income						2,176			2,176
Foreign currency translation adjustments							1,034		1,034

Comprehensive loss									3,210

Balance, December 27, 2003	6,758	$—	$7	$26,478	$(601)	$7,522	$1,657		$35,063

Shares issued, Restricted Stock	20			257	(7)				250
Shares issued, Stock Options	189			1,711					1,711
Shares issued, ESPP				(74)					(74)
Shares retired, Repurchase Agreement	(6)			(83)					(83)
Purchase of treasury stock								(524)	(524)
Reissuance of treasury stock								513	513
Stock option income tax benefit				290					290
Dividends issued						(1,482)			(1,482)
Comprehensive income:
Net income						7,830			7,830
Foreign currency translation adjustments							1,909		1,909

Comprehensive income:									9,739

Balance, December 25, 2004	6,961	$—	$7	$28,579	$(608)	$13,870	$3,566	$(11)	$45,403

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation Consolidated Statements of Cash Flows
(in thousands)

	For the year ended
	December 25, 2004	December 27, 2003	December 28, 2002
Cash flows from operating activities:
Net income	$7,830	$2,176	$1,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,465	5,152	5,100
Loss on disposal of assets	73	370	190
Stock-based compensation expense	289	182	180
Allowance for doubtful accounts	(17)	(7)	(1)
Provision for slow moving inventory	110	(16)	(101)
Provision for deferred income taxes	138	364	244
(Increase) decrease in:
Accounts receivable	(2,379)	(518)	(934)
Inventories	(594)	241	493
Income tax receivable	—	—	668
Other current assets	(252)	286	175
Other assets, net	149	(630)	(56)
Increase (decrease) in:
Accounts payable	97	734	383
Accrued expenses and other liabilities	2,392	1,136	(413)
Dividends payable	252	12	1
Income taxes payable	1,437	41	10
Other liabilities	(28)	(50)	(49)

Net cash from operating activities	14,962	9,473	7,668

Cash flows from investing activities:
Capital expenditures	(4,987)	(3,076)	(5,870)
Proceeds from dispositions of equipment	61	33	148

Net cash used in investing activities	(4,926)	(3,043)	(5,722)

Cash flows from financing activities:
Proceeds from debt	—	18,850	—
Repayment of debt	(5,953)	(10,254)	(1,052)
Proceeds from exercise of stock options	1,672	899	17
Proceeds from stock issued	—	39	71
Payments for purchase of treasury stock	(781)	(71)	—
Proceeds from reissuance of treasury stock	613	59	—
Dividends to shareholders	(1,482)	(14,404)	(1,029)

Net cash used in financing activities	(5,931)	(4,882)	(1,993)

Effect of exchange rate changes on cash and cash equivalents	438	(287)	394

Net increase in restricted cash	37	425	—
Net increase in cash and cash equivalents	4,506	836	347

Cash and cash equivalents, beginning of period	5,219	3,958	3,611

Cash and cash equivalents, end of period	$9,762	$5,219	$3,958

Supplemental disclosure of cash flow information:
Cash paid/(received):
Interest	$527	$607	$578
Income taxes	$2,617	$696	$(108)

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

Revenue Recognition
The Company reports revenues, net of sales incentives, when title passes and risk of loss transfers to the customer. The effect of material non-recurring events is provided for when they become known.

Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“SFAS 144”), long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.

The Company assesses the recoverability of goodwill and intangible assets not subject to amortization under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). See Goodwill below.

Accounts Receivable

The Company sells to most of its customers on a recurring basis, primarily through distributors with which the Company maintains long-term relationships. As a result, bad debt experience has not been material. The allowance for doubtful accounts is determined on a specific identification basis by a review of those accounts that are significantly in arrears. There can be no assurance that a distributor or a large direct sale customer with overdue accounts receivable balances will not develop financial difficulties and default on payment. See balance sheet for allowance amounts.

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 25, 2004 and December 27, 2003. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 7 for goodwill amounts.

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

As of July 1, 2003, the Company accrues for health care benefit costs under a self-funded plan utilizing estimates provided by a third party administrator and insurance company. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $75,000 on an individual basis and approximately $3.6 million on an aggregate basis.

Reclassification

Certain amounts shown in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Management Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Goodwill

Goodwill, which represents the excess of the purchase price of acquisition over the fair value of the net assets acquired and other acquisition costs, is carried at cost, net of accumulated amortization. Effective January 1, 2002, the Company adopted SFAS 142. Under SFAS 142, goodwill is no longer subject to amortization. Instead, SFAS 142 requires goodwill to be reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate possible impairment.

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

Foreign Currency Translation and Transactions

The Company follows the translation policy provided by SFAS No. 52, Foreign Currency Translation. The Pound Sterling is the functional currency of Sun Ltd. The Euro is the functional currency of Sun GmbH. The South Korean Won is the functional currency of Sun Korea. The U.S. Dollar is the functional currency for Sun Hydraulics and the reporting currency for the consolidated group. The assets and liabilities of Sun Ltd., Sun GmbH, and Sun Korea are translated at the exchange rate in effect at the balance sheet date, and income and expense items are translated at the average annual rate of exchange for the period. The resulting unrealized translation gains and losses are included in the component of shareholders’ equity designated as “accumulated other comprehensive income.” Realized gains and losses from foreign currency transactions are included in miscellaneous (income) expense.

Income Taxes

The Company follows the income tax policy provided by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). This Statement provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. These differences result from items reported differently for financial reporting and income tax purposes, primarily depreciation, accrued expenses and reserves.

Stock-Based Compensation

The Company has adopted the disclosure only provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”), and has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts below. The pro forma amounts were determined using the Black-Scholes valuation model with weighted average assumptions as set forth below.

	December 25,	December 27,	December 28,
	2004	2003	2002
Net Income as Reported	$7,830	$2,176	$1,778

Stock-based compensation reported in net income, net of related taxes	165	105	88

Stock compensation expense calculated under SFAS 123, net of related taxes	(256)	(219)	(165)

Pro Forma Net Income	$7,739	$2,062	$1,701

Basic earnings per common share:
As reported	$1.14	$0.33	$0.28
Pro forma	$1.13	$0.31	$0.26

Diluted earnings per common share:
As reported	$1.14	$0.33	$0.27
Pro forma	$1.12	$0.31	$0.26

Assumptions
Risk-free interest rate	4.22%	4.15%	3.81%
Expected lives (in years)	6.5	6.5	6.5
Expected volatility	40.00%	18.00%	18.00%
Dividend yield	1.89%	2.22%	1.96%

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

4. RESTRICTED CASH

On December 25, 2004 and December 27, 2003, the Company had restricted cash of $462 and $425, respectively. The restricted cash balance consisted of reserves for customs and excise taxes in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and was held with Lloyd’s TSB in the U.K.

5. INVENTORIES

	December 25, 2004	December 27, 2003
Raw materials	$2,523	$2,120
Work in process	2,487	2,390
Finished goods	2,402	2,308
Provision for slow moving inventory	(307)	(197)

Total	$7,105	$6,621

6. PROPERTY, PLANT, and EQUIPMENT

	December 25, 2004	December 27, 2003
Machinery and equipment	$50,238	$47,255
Office furniture and equipment	8,431	7,477
Buildings	23,140	22,174
Leasehold and land improvements	1,645	1,528
Land	2,653	2,556

	$86,107	$80,990
Less: Accumulated depreciation	(47,513)	(41,834)
Construction in progress	5,093	3,673

Total	$43,687	$42,829

Depreciation expense for the years ended December 25, 2004, December 27, 2003, and December 28, 2002 totaled $5,465, $5,152, and $5,100, respectively.

7. GOODWILL

On December 25, 2004 and December 27, 2003, the Company had $715 of goodwill, net of amortization of $157, related to its acquisition of Sun Korea.

Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 25, 2004 and December 27, 2003. The analysis indicated that there was no impairment of the carrying value of the goodwill.

8. OTHER ASSETS

	December 25, 2004	December 27, 2003
Goodwill, net of accumulated amortization of $157	$715	$715
Equity investment in joint venture	347	277
Loan acquisition costs, net of amortization of $42 and $21	214	235
Deposits with suppliers	194	194
Long term receivable from vendor	—	178
Other	5	25

Total	$1,475	$1,624

9. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 25, 2004	December 27, 2003
Compensation and benefits	$2,189	$943
Insurance	1,304	923
Other	1,116	351

Total	$4,609	$2,217

10. LONG-TERM DEBT

	December 25, 2004	December 27, 2003
$11,000 five-year note, collateralized by U.S. real estate and equipment, and a pledge of foreign assets, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2008.	$10,220	$10,770
$12,000 revolving line of credit, collateralized by U.S. real estate and equipment, and a pledge of foreign assets, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2006.	—	5,150
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	947	1,086
10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	1,009	1,103
Other	78	98

	12,254	18,207
Less amounts due within one year	(1,058)	(937)

Total	$11,196	$17,270

The remaining principal payments are due as follows: 2005 — $1,058; 2006 — $1,475; 2007 — $759; 2008 — $8,736; 2009 and thereafter — $226.

On July 23, 2003, the Company completed a recapitalization which refinanced existing debt in the U.S. and further leveraged assets. This new financing consisted of a Term Loan of $11 million and a secured revolving Line of Credit of $12 million. The Term Loan and the Line of Credit are secured by all of the Company’s U.S. assets, all Sun Ltd. and Sun Holdings assets excluding real property and a restricted cash account for $462, and a stock pledge of all authorized and issued capital stock of Sun GmbH and Sun Korea. The total carrying value of assets held as collateral is $59.5 million. The Term Loan has monthly principal and interest payments based upon a 20-year amortization schedule, with all remaining principal and interest due July 23, 2008. The Line of Credit requires monthly payments of interest only, and is payable in full on July 23, 2006. Both the Term Loan and the Line of Credit had a floating interest rate for the first year of 1.9% over LIBOR, or the Prime Rate, at the Company’s discretion. From and after July 2004, the rates will vary based upon the Company’s leverage ratio. At December 25, 2004, the Term Loan had an outstanding balance of $10.2 million and the Line of Credit was fully paid with no outstanding balance.

The Term Loan and the Line of Credit debt covenants including 1) Fixed Charges Coverage Ratio (as defined) of 2.0 to 1.0, determined quarterly on a rolling four quarters basis, 2) Debt (as defined) to Tangible Net Worth (as defined) of not more than 1.5 to 1.0, determined quarterly, 3) Current Ratio of 1.5 to 1.0, determined quarterly, 4) Funded Debt (as defined) to EBITDA (as defined) of less than 3.25 to 1.0, determined quarterly on a rolling four quarters basis, and 5) the Company’s primary domestic depository accounts shall be with SouthTrust Bank. As of December 25, 2004 and December 27, 2003, the Company was in compliance with all debt covenants.

11. REDEEMABLE COMMON STOCK

On June 22, 2002, the Company entered into a standby Stock Repurchase Agreement with the Koski Family Limited Partnership, which owns approximately 34% of the outstanding shares of the Company’s common stock. Robert E. Koski and Christine Koski are Directors of the Company. Under the Agreement, the Company agreed to purchase up to $2,250,000 worth of Company common stock from the Koski Partnership on a one time basis, until June 22, 2004, at a per share price of the lower of $7.00 per share, or 15% less than the average closing price per share of the common stock for the 15 full trading days immediately preceding the closing date. Upon entering into the Agreement, $2,250 was transferred from Capital in Excess of Par into Redeemable Common Stock on the balance sheet. Effective third quarter 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The standard requires the Company to classify certain financial instruments as a liability or an asset at fair value. Management has determined that the estimated fair value of the put option is not material and has transferred $2,250 from Redeemable Common Stock to Capital in Excess of Par on the balance sheet.

The Agreement expired in June 2004 and the Company did not purchase any shares from the Koski Partnership during its term.

12. DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $1,482, $14,404, and $1,029 to shareholders in 2004, 2003, and 2002, respectively.

The Company declared quarterly dividends of $0.04, $0.05, $0.05, and $0.075 per share to shareholders of record on the last day of the first, second, third, and fourth quarters of 2004, respectively, and $0.04 per share each calendar quarter in 2003 and 2002. These dividends were paid on the 15th day of each month following the date of declaration. In addition, the Company paid a special dividend of $2.00 per share totaling $13.3 million on August 18, 2003.

13.	INCOME TAXES

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 25,	December 27,	December 28,
	2004	2003	2002
United States	$7,865	$1,786	$1,338
Foreign	3,867	1,491	1,254

Total	$11,732	$3,277	$2,592

The components of the income tax provision (benefit) are as follows:

	For the year ended
	December 25,	December 27,	December 28,
	2004	2003	2002
Current tax expense:
United States	$2,318	$160	$306
State and local	195	(16)	27
Foreign	1,251	593	237

Total current	3,764	737	570

Deferred tax expense (benefit):
United States	112	499	115
State and local	24	44	10
Foreign	2	(179)	119

Total deferred	138	364	244

Total income tax provision	$3,902	$1,101	$814

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 25,	December 27,	December 28,
	2004	2003	2002
U.S. federal taxes at statutory rate	$3,966	$1,067	$881
Increase(decrease)
Foreign deemed dividend	—	3,570	—
Foreign tax credit	(309)	(3,324)	—
Benefit of ETI Exclusion	(136)	(39)	(85)
Foreign income taxed at lower rate	(38)	(45)	(75)
Nondeductible items	200	(156)	52
State and local taxes, net	219	28	41

Income tax provision	$3,902	$1,101	$814

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilites as of December 25, 2004 and December 27, 2003 are presented below:

	December 25,	December 27,
	2004	2003
Deferred taxes:
Assets
Accrued expenses and reserves not currently deductible	$240	$208
Compensation expense recognized for book, not yet deductible for tax	—	62
Foreign Tax Credit Carryforward	152
Deferred royalty income	103	121

Deferred tax asset	495	391
Liabilities
Depreciation	(5,089)	(4,847)

Net deferred tax liability	$(4,594)	$(4,456)

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2004 and 2003, management has determined that a valuation allowance is not required. The foreign tax credit carryforward will expire in year 2008.

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

A summary of the Company’s stock option plan for the years ended December 25, 2004, December 27, 2003, and December 28, 2002 is summarized as follows:

		Exercise			Weighted
	Number	price			average
	of shares	range			exercise price
		(share amounts are in thousands)
Under option, December 29, 2001	676	$3.00	—	16.75	$7.68
(557 shares exercisable)
Granted	15	$8.27			$8.27
Exercised	(4)	$3.85			$3.85
Forfeitures	(17)	$6.75	—	10.00	$9.81

Under option, December 28, 2002	670	$3.00	—	16.75	$7.67
(570 shares exercisable)
Granted	49	$7.09			$7.09
Exercised	(224)	$3.00		7.00	$4.05
Forfeitures	(6)	$6.75	—	10.00	$9.12

Under option, December 27, 2003	489	$3.00	—	16.75	$8.54
(379 shares exercisable)
Granted	24	$12.35			$12.35
Exercised	(189)	$3.00	—	16.75	$8.86
Forfeitures	(9)	$6.75	—	10.00	$9.15

Under option, December 25, 2004	315	$6.00	—	16.75	$9.76
(223 shares exercisable)

All options listed above vest over 5 years with a maximum term of 10 years.

A summary of outstanding and exercisable options at December 25, 2004 is summarized as follows:

Options Outstanding				Options Exercisable
		Weighted-average			Weighted
Range of	Number of	Remaining	Exercise	Number of	average
exercise prices	shares	contractual life	price	shares	exercise price
$ 6.00	8,765	5.00	6.00	8,765	6.00
6.75	20,600	6.00	6.75	14,400	6.75
7.00	15,800	6.83	7.00	6,560	7.00
7.09	43,000	8.75	7.09	8,120	7.09
8.00	48,500	5.67	8.00	39,300	8.00
8.27	15,000	7.42	8.27	6,000	8.27
9.50	73,763	2.00	9.50	73,763	9.50
10.00	21,000	3.92	10.00	21,000	10.00
12.35	23,756	9.83	12.35	—	12.35
16.75	45,000	3.33	16.75	45,000	16.75

The weighted average estimated fair value of stock options granted during 2004, 2003 and 2002 was $4.80, $1.46, and $1.69 per share, respectively.

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 275,000 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. The market value of the restricted stock at the date of grant was recorded as unearned compensation, a component of shareholders’ equity, and is being charged to expense over the respective vesting periods. Restricted stock expense for the years ended December 25, 2004, December 27, 2003, and December 28, 2002 totaled $250, $181, and $180, respectively.

On September 6, 2003, the Board of Directors granted restricted stock to employees who held outstanding options as of that date. The purpose of the grant was to compensate option holders for the decrease in value of the Company’s stock attributable to the payment of the special dividend, which the Board determined to be approximately $1.00. To provide a continuing incentive to these employees, the restricted stock will be earned over a one to three year period. The restricted stock is expensed over the vesting period at a price of $7.41, the stock price on September 5, 2003.

On October 15, 2004, the Board of Directors granted 23,756 shares of restricted stock to employees. The restricted stock will be earned over a three year period. The restricted stock is expensed over the vesting period at a price of $12.35, the stock price on October 15, 2004. The grant increased restricted shares outstanding from 129,900 at December 27, 2003 to 153,656 at December 25, 2004. At December 25, 2004 and December 27, 2003, 67,374 and 33,983 of these shares, respectively, were vested.

During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 325,000 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased approximately 13,342 shares at an average price of $8.62 and 14,984 shares at an average price of $6.15, under the ESPP during 2004 and 2003, respectively. At December 25, 2004 and December 27, 2003, 282,632 and 295,974 shares, respectively, remained available to be issued through the ESPP.

During 2004, the Board of Directors adopted and the shareholders approved the Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”). Directors who are not officers of the Company are paid $4,000 for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they serve when the committee meeting is not held within one day of a meeting of the Board of Directors. Directors receive $1,500 of the $4,000 Director fee in shares of Company stock under the Plan. Directors also may elect under the plan to receive all or part of the remainder of their fees in Company stock and to defer receipt of their fees until a subsequent year. The Plan authorizes the issuance of up to 80,000 shares of common stock. Directors were granted 2,741 shares during 2004. At December 25, 2004, 77,259 shares remained available to be issued through the Plan.

15. STOCK REPURCHASE PLAN

On November 29, 2004, The Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company common stock to be completed no later than January 15, 2006. Stock will be repurchased periodically in the open market or through privately negotiated transactions, in accordance with the Stock Repurchase Plan. Market purchases will be made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The repurchased shares are retired and added to the Company’s authorized, but unissued, shares.

The amount of the stock repurchases was set based upon the anticipated number of shares that will be required to fund the Company’s employee stock ownership plan and employee stock purchase plan through fiscal year 2005. In 2004, the Company repurchased 5,800 shares totaling approximately $82,800 under the Plan at an average price per share of $14.28.

16. EARNINGS PER SHARE

The following table represents the computation of basic and diluted earnings per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	December 25,	December 27,	December 28,
	2004	2003	2002
Net income	$7,830	$2,176	$1,778
Basic weighted average number of common shares outstanding	6,846	6,551	6,433
Basic earnings per common share	$1.14	$0.33	$0.28
Effect of dilutive stock options	51	46	156
Diluted weighted average number of common shares outstanding	6,897	6,597	6,589
Diluted earnings per common share	$1.14	$0.33	$0.27

Diluted earnings per common share excludes antidilutive stock options of approximately 45,000, 275,000 and 270,000 during 2004, 2003 and 2002 respectively.

17. EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $2,346, $686, and $685 during 2004, 2003, and 2002, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $437, $266, and $235 during 2004, 2003, and 2002, respectively.

In June 2004, the Company’s Board of Directors approved the establishment of an Employee Stock Ownership Plan (“ESOP”) as the discretionary match portion of its 401(k) retirement plan. Prior to 2004, discretionary matches to the 401(k) plan were made in cash. The Company contributes to the ESOP for all eligible United States employees. Under the ESOP, which is 100% company funded, the Company allocates common stock to each participants account. The allocation is generally a percentage of a participant’s compensation as determined by the Board of Directors on an annual basis. The ESOP is accounted for under Statement of Position 93-6 Employer’s Accounting for Employee Stock Ownership Plans.

In September 2004, the Company made a one-time contribution of 32,000 shares of its common stock to the ESOP. In January 2005, 73,290 shares were contributed to the ESOP based on 2004 compensation. All shares receive regular quarterly dividends payable to the ESOP to cover plan expenses.

The Company incurred compensation expense under the ESOP of approximately $1,572 during 2004. There was no discretionary match to the 401(k) in 2003 and 2002.

Shares contributed to the ESOP are restricted for one year. Participants may then sell their shares to enable diversification within their individual 401(k) accounts. The Company does not have any repurchase obligations under the ESOP.

18. SEGMENT REPORTING

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

Identifiable assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company. Segment information is as follows:

	United		United
	States	Korea	Kingdom	Germany	Elimination	Consolidated
2004
Sales to unaffiliated customers	$59,847	$8,723	$13,375	$12,558	$—	$94,503
Intercompany sales	15,702	—	1,812	66	(17,580)	—
Operating income (loss)	8,417	926	483	2,399	69	12,294
Identifiable assets	44,765	4,449	13,742	10,062	(1,210)	71,808
Depreciation and amortization	3,792	137	1,061	475	—	5,465
Capital expenditures	4,264	42	540	141	—	4,987

2003
Sales to unaffiliated customers	$43,503	$6,857	$11,346	$9,092	$—	$70,798
Intercompany sales	12,109	—	1,421	41	(13,571)	—
Operating income (loss)	2,160	689	(497)	1,192	139	3,683
Identifiable assets	40,691	3,111	8,087	12,409	(1,266)	63,032
Depreciation and amortization	3,630	123	380	1,019	—	5,152
Capital expenditures	1,914	265	149	748	—	3,076

2002
Sales to unaffiliated customers	$41,937	$5,899	$10,200	$6,509	$—	$64,545
Intercompany sales	10,643	—	1,569	32	(12,244)	—
Operating income (loss)	2,029	431	618	416	(74)	3,420
Identifiable assets	43,407	2,035	11,596	6,207	(955)	62,290
Depreciation and amortization	3,905	104	783	308	—	5,100
Capital expenditures	2,219	136	3,429	86	—	5,870

Net foreign currency gains (losses) reflected in results of operations were $0, $143, and $(68), for 2004, 2003, and 2002, respectively. Operating income (loss) is total sales and other operating income less operating expenses. In computing segment operating profit, interest expense and net miscellaneous income (expense) have not been deducted (added).

Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $10,162, $7,912, and $7,246, during 2004, 2003, and 2002, respectively.

19. COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

OPERATING LEASES — The Company leases a manufacturing facility in Lenexa, Kansas and production support facilities in Sarasota, Florida under operating leases having initial terms expiring between 2004 and 2008. The lease for the manufacturing facility in Kansas has a term of 5 years, expiring on November 14, 2008, and represents approximately 10,000 square feet of space. The lease for the production support facilities in Florida are on a month-to-month basis and represent approximately 10,000 square fee. Total rental expense for the years ended December 31, 2004, 2003 and 2002 was approximately $172, $126 and $104, respectively.

Future minimum lease payments on operating leases are as follows:

2005	$107
2006	101
2007	101
2008	91
2009	—
Thereafter	—

Total minimum lease payments	$400

INSURANCE — On July 1, 2003, the Company changed its group health insurance plan that covers U.S. employees and their families from a fully-insured policy to a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $75,000 on an individual basis and approximately $3.6 million on an aggregate basis.

The Company records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on the estimates provided by a third party administrator and insurance company, plus an estimate for amounts incurred but not recorded. The Company believes it has adequate reserves for all self-insurance claims.

20. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”). FIN 46 provides guidance in determining (1) whether consolidation is required under the “controlling financial interest” model of ARB 51 or (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from its requirements. The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. The Company does not believe that its investment in the China Joint Venture is a variable interest entity and within the scope of FIN 46 and FIN 46R, and therefore does not have a material effect on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While SFAS 151 enhances Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and International Accounting Standards No. 2 (“IAS 2”) and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and requires allocation of fixed production overheads to the costs of conversion.

This standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of the adoption of SFAS 151 on the Company’s reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In December, 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), SFAS 123, and amends SFAS No. 95, Statement of Cash Flows. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost.

SFAS 123(R) also requires that the Company estimate the number of awards that are expected to vest and to revise the estimate as the actual forfeitures differ from the estimate. This standard is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The effect of these items and other changes in SFAS 123(R) as well as the potential impact on the Company’s reported operating results, financial position and existing financial statement disclosure is currently being evaluated.

SFAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow; thus, reducing net operating cash flows and increasing net financing cash flows in the periods after the effective date. The Company cannot estimate what these amounts will be in the future because they depend on, among other things, when employees exercise stock options. The amount of operating cash flow recognized in 2004 for such excess tax deductions for stock-based compensation was approximately $290,000. There was no effect on operating cash flows for such excess tax deductions during 2003 and 2002.

The Company currently follows the disclosure only provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, and has elected to follow APB 25 and related interpretations in accounting for its employee stock options. The Company uses the Black-Scholes formula to estimate the value of stock options granted to employees for disclosure purposes. SFAS 123(R) requires that we use the valuation technique that best fits the circumstances. The Company is currently evaluating other techniques.

In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-1 (“FSP 109-1”) and 109-2 (“FSP 109-2”). FSP 109-1 provides guidance on the application of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), with regard to the tax deduction on qualified production activities provision within H.R. 4520, The American Jobs Creation Act of 2004 (“Act”), that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income (ETI) regime, creation of a new Domestic Production Activities (DPA) deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods. Under the guidance provided in FSP 109-1, the new DPA deduction will be treated as a “special deduction” as described in SFAS 109. As such, the special deduction has no effect on the Company’s deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s income tax return. The repeal of ETI and its replacement with a DPA deduction were not in effect in 2004 and, therefore, did not have an effect on the income tax provision for the year ended December 25, 2004. The Company does not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on its effective income tax rate in 2005.

In FSP 109-2, the FASB acknowledged that, due to the proximity of the Act’s enactment date to many companies’ year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies might not be in a position to assess the impacts of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS 109 and APB No. 23, Accounting for Income Taxes – Special Areas, by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act’s provisions. The Company is not yet in a position to decide whether, and to what extent, it might repatriate foreign earnings to the U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in 2004 in connection with the repatriation provisions of the Act. The Company is currently analyzing the future impact of the temporary dividends received deduction provisions contained in the Act.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Consistent with its philosophy that it is desirable to change auditors periodically, the Audit Committee requested proposals from accounting firms to serve as the Company’s independent auditors for 2004. After a review of the written proposals and oral presentations by the firms, the Audit Committee began negotiations with Grant Thornton LLP to audit the Company’s consolidated financial statements for the year ended December 25, 2004.

The Audit Committee dismissed PricewaterhouseCoopers LLP (PwC) on March 14, 2004, as the Company’s principal accountant, effective upon its completion of its audit of the fiscal year 2003 consolidated financial statements. PwC’s audit reports on the Company’s consolidated financial statements for the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001, contain no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During fiscal years 2003 and 2002 and the subsequent interim period through March 14, 2004 (date of dismissal), there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make a reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for any such periods. PwC furnished the Company with a letter addressed to the Securities and Exchange Commission stating its agreement with the above statements.

During fiscal years 2003 and 2002 and the subsequent interim period through March 14, 2004 (date of dismissal), there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

On April 19, 2004, the Audit Committee engaged Grant Thornton LLP to audit the Company’s consolidated financial statements for the year ended December 25, 2004. The Company did not consult Grant Thornton LLP during the two most recent prior fiscal years, or the interim period between December 27, 2003 and April 19, 2004, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements or any matter that was subject to any disagreement or reportable event under Item 304(a)(1) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 25, 2004, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2004, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the year ended December 25, 2004, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

The following table sets forth the names and ages of the Company’s Directors and Executive Officers and the positions they hold with the Company.

Name	Age	Position

Clyde G. Nixon	69	Chairman of the Board of Directors (term expiring in 2007)

Allen J. Carlson	54	President, Chief Executive Officer, Director (term expiring
		in 2006)

Jeffrey Cooper	63	Engineering Manager

Richard J. Dobbyn	61	Chief Financial Officer

Peter G. Robson	60	General Manager, Sun Hydraulics Limited

Marc Bertoneche	58	Director (term expiring in 2007), and a member of the
		Audit Committee and Audit Committee Financial Expert

John S. Kahler	65	Director (term expiring in 2006), and a member of the
		Audit, Compensation and Nominating Committees

Christine L. Koski	47	Director (term expiring in 2005)

Robert E. Koski	75	Director (term expiring in 2006)

Ferdinand E. Megerlin	66	Director (term expiring in 2007) and a member of the Audit and Compensation Committees

Hirokatsu Sakamoto	61	Director (term expiring in 2005) and a member of the Nominating Committee

David N. Wormley	65	Director (term expiring in 2005) and a member of the
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

     Dr. Bertoneche holds a chair as Professor in Business Administration at the University of Bordeaux in France, and was on the Faculty of INSEAD, the European Institute of Business Administration in Fontainebleau, France, for more than 20 years. He is a Visiting Professor at the Harvard Business School and an Associate Fellow at the University of Oxford. He is a graduate of University of Paris and earned his MBA and PhD from Northwestern University. Dr. Bertoneche has served as a Director of the Company since August 2001.

     Mr. Kahler retired as the President, CEO and a Director of Cincinnati Incorporated as of February 28, 2005. Mr. Kahler served in various management positions with Cincinnati Incorporated since 1989. He is a graduate of Carnegie-Mellon University and the Harvard Business School. Mr. Kahler has served as a Director of the Company since May 1998.

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

     The Board of Directors has Audit, Compensation, and Nominating Committees.

     The Audit Committee, which consists of John Kahler, Ferdinand Megerlin, and Marc Bertoneche, held seven meetings in 2004. The Board of Directors determined, under applicable SEC and NASDAQ rules, that all of the members of the Audit Committee are independent and that Mr. Bertoneche meets the qualifications as an Audit Committee Financial Expert and he has been so designated. The functions of the Audit Committee are to select the independent public accountants who will prepare and issue an audit report on the annual financial statements of the Company, to establish the scope of and the fees for the prospective annual audit with the independent public accountants, to review the results thereof with the independent public accountants, to review and approve non-audit services of the independent public accountants, to review compliance with existing major accounting and financial policies of the Company, to review the adequacy of the financial organization of the Company, to review management’s procedures and policies relative to the adequacy of the Company’s internal accounting controls, to review compliance with federal and state laws relating to accounting practices and to review and approve transactions, if any, with affiliated parties.

     The Compensation Committee, which consists of David Wormley, Ferdinand Megerlin, and John Kahler, reviews, approves and recommends to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, administers the Company’s restricted stock and stock option plans and carries out the responsibilities required by the rules of the Securities and Exchange Commission. The Committee met four times during 2004.

     The Nominating Committee, which consists of John Kahler, Hirokatsu Sakamoto, and David Wormley held three meetings in 2004. The Nominating Committee is responsible for identifying individuals qualified to become members of the Board of Directors, consistent with criteria approved by the Board, and for selecting the director nominees to stand for election at each annual meeting of shareholders.

     The Board of Directors held four meetings during 2004. Each Director attended all of the meetings of the Board and of each committee of which he or she was a member in 2004.

     The Company has adopted a code of ethics, which applies to all directors, officers and employees. The code of ethics is monitored by the Company’s Audit Committee and is available on its website, www.sunhydraulics.com. A copy of the code of ethics will be provided to any person without charge, upon request, by writing to the Company at 1500 West University Parkway, Sarasota, FL 34243, Attention: Investor Relations.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors, officers and holders of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company’s knowledge, based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all of them complied with the Section 16(a) filing requirements in 2004, except the following:

•	Richard J. Dobbyn filed one Form 5 statement reporting a gift of 65 shares.

•	John Kahler filed four Form 5 Statements reporting a total of 146 shares acquired in 13 transactions in which cash dividends in a trust for which his spouse is trustee were reinvested in Company stock.

•	Robert E. Koski filed one Form 4 statement reporting the sale of 100 shares by the Koski Family Limited Partnership.

•	Peter Robson filed four Form 4 Statements reporting four simultaneous option exercises and sale of shares.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

     The following table is a summary of the compensation paid or accrued by the Company for the last three fiscal years for services in all capacities to the Company’s Chief Executive Officer and each of its four most highly compensated executive officers who earned more than $100,000 from the Company in 2004 under the rules of the Securities and Exchange Commission (the “Named Executive Officers”).

Summary Compensation Table

			Long Term
			Compensation Awards
				Securities
Name and			Restricted	Underlying	Other Annual
Principal Position	Year	Salary	Stock	Options/SARs (#)	Compensation (1)

Clyde G. Nixon	2004	$200,000	$—		$35,472	(2)
Chairman of the	2003	200,250	105,815		16,560	(2)
Board of Directors	2002	191,667	—		16,322	(2)

Allen J. Carlson	2004	$210,000	$59,996		$32,326
President and	2003	180,250	105,613		11,040
Chief Executive Officer	2002	173,250	32,600		9,491

Jeffrey Cooper	2004	$148,000	$16,673		$24,460
Engineering Manager	2003	143,250	69,989		9,082
	2002	138,233	32,600		10,558

Richard J. Dobbyn	2004	$150,000	$23,329		$24,086
Chief Financial Officer	2003	140,250	74,092		9,814
	2002	135,333	29,200		8,212

Peter G. Robson	2004	$143,077	$—		$25,264
General Manager,	2003	131,818	48,165		25,064
Sun Hydraulics Limited	2002	131,818	—		27,719

(1)	Except as otherwise noted, reflects primarily contributions made by the Company on behalf of the employee to the Company’s 401(k) plan and excess life insurance premiums.

(2)	Includes dues of $750.

Option/SAR Grants in Last Fiscal Year

Individual Grants
Percent of
Total
	Number of	Options
	Securities	Granted to			Potential Realizable Value at Assumed
	underlying	Employees	Exercise or		Annual Rates of Stock Price Appreciation
	options	in Fiscal	Base Price	Expiration	for Option Term (1)
Name	granted (#)	Year	($/sh)	Date	5% ($)	10% ($)	0% ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Clyde G. Nixon	—	—	—		—	—	—
Allen Carlson	4,858	20.45%	$12.35	10/15/2014	$97,728	$155,615	$59,996
Jeffrey Cooper	1,350	5.68%	$12.35	10/15/2014	$27,158	$43,244	$16,673
Richard J. Dobbyn	1,889	7.95%	$12.35	10/15/2014	$38,001	$60,510	$23,329
Peter G. Robson	—	—	—		—	—	—

(1)	The options were granted on October 15, 2004, at an exercise price of $12.35, the closing price for the shares of Common Stock on the Nasdaq National Market on that date. The 5% and 10% assumed annual rates of stock price appreciation are provided in compliance with Regulation S-K under the Securities Exchange Act of 1934. The Company does not necessarily believe that these appreciation calculations are indicative of actual future stock option values or that the price of Common Stock will appreciate at such rates.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option Values

			Number of Securities
			Underlying Unexercised	Value of Unexercised in-the-
			Options/SARs at Fiscal	Money Options/SARs at Fiscal
	Shares Acquired	Value	Year-End (#)	Year-End ($)
Name	on Exercise (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable (1)
(a)	(b)	(c)	(d)	(e)
Clyde G. Nixon	24,765	$263,198	74,781/4,000	$686,420/32,000
Allen J. Carlson	1,235	$12,350	59,485/23,738	$305,683/205,668
Jeffrey Cooper	27,100	$179,131	28,200/7,150	$71,594/61,199
Richard J. Dobbyn	47,000	$189,756	2,200/7,889	$15,326/65,733
Peter G. Robson	46,109	$194,437	-/1,000	$ -/6,750

(1)	Based upon the December 25, 2004, closing stock price of $15.85 per share, as reported on the Nasdaq National Market.

Compensation Committee Interlocks and Insider Participation

     The members of the Committee in 2004 were John Kahler, Ferdinand E. Megerlin, and David N. Wormley. See “Item 10. Directors and Executive Officers of the Company.”

Director Compensation

     Directors who are not officers of the Company are paid $4,000 for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they serve when the committee meeting is not held within one day of a meeting of the Board of Directors. In 2004, the Board of Directors adopted and the shareholders approved the Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”) pursuant to which $1,500 of the $4,000 Director fee is paid in shares of Company stock under the Plan. Directors also may elect under the Plan to receive all or part of the remainder of their fees in Company stock and to defer receipt of their fees until a subsequent year. Directors also are reimbursed for their expenses incurred in connection with their attendance at such meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 11, 2005, information as to the beneficial ownership of the Company’s Common Stock by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) Each Named Executive Officer of the Company, and (iv) all Directors and executive officers of the Company as a group.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership	Percent of
(1)	(2)	Class

Robert E. Koski (3)(4)(5)	2,526,931	35.3%
Beverly Koski (3)(4)(5)	2,526,931	35.3%
Christine L. Koski (3)
3525 Turtle Creek Boulevard #19
Dallas, Texas 75219	2,323,166	32.5%
Robert C. Koski (3)(5)
315 Sycamore Street
Decartur, Georgia 30030	2,285,543	31.9%
Koski Family Limited Partnership
3525 Turtle Creek Boulevard #19B
Dallas, Texas 75219	2,258,543	31.6%
Thomas L. Koski (3)
Six New Street
East Norwalk, Connecticut 06855	2,258,543	31.6%
Royce & Associates, LLC (6)
1414 Avenue of the Americas
New York, NY 10019	607,900	8.5%
Rutabaga Capital Management (7)
64 Broad Street
Boston, MA 02109	495,404	6.9%
Clyde G. Nixon (8)	136,203	1.9%
Peter G. Robson (9)	4,334	*
Jeffrey Cooper (10)	34,906	*
Richard J. Dobbyn (11)	10,875	*
Allen J. Carlson (12)	37,445	*
Hirokatsu Sakamoto	328	*
David N. Wormley	4,378	*
John S. Kahler (13)	3,676	*
Ferdinand E. Megerlin	441	*
Marc Bertoneche	883	*
All Directors and Executive Officers as a Group (12 persons)	2,825,023	39.0%

* Less than 1%.

(1)	Unless otherwise indicated, the address of each of the persons listed who own more than 5% of the Company’s Common Stock is 1500 West University Parkway, Sarasota, Florida 34243.

(2)	This column sets forth shares of the Company’s Common Stock which are deemed to be “beneficially owned” by the persons named in the table under Rule 13d-3 of the Securities and Exchange Commission. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent such power may be shared with a spouse.

(3)	Includes 2,258,543 shares owned by the Koski Family Limited Partnership, over which Christine L. Koski, Robert C. Koski, Thomas L. Koski, Robert E. Koski and Beverly Koski share voting and investment power as the general partners in the Partnership. Christine L. Koski, Robert C. Koski and Thomas L. Koski are the adult children of Robert E. Koski and Beverly Koski.

(4)	Includes 141,215 shares owned by Beverly Koski and 100,173 shares owned by Robert E. Koski. Beverly Koski is the spouse of Robert E. Koski.

(5)	Includes 27,000 shares owned by the Koski Family Foundation, Inc., over which Robert E. Koski, Beverly Koski and Robert C. Koski share voting and investment power.

(6)	According to the Schedule 13G, filed February 3, 2005, by Royce & Associates, LLC (“Royce”), Royce has sole voting and investment power with respect to the 607,900 shares.

(7)	According to the Schedule 13G, filed January 18, 2005, by Rutabaga Capital Management (“Rutabaga), Rutabaga has sole voting power with respect to the 234,300 shares, and shared voting power with respect to 261,104 shares. It has sole investment power with respect to the entire 495,404 shares beneficially owned.

(8)	Includes 74,781 shares subject to currently exercisable options and 29,522 shares in the Joan Nixon Trust.

(9)	Includes 4,334 shares of unvested restricted stock.

(10)	Includes 1,000 shares subject to currently exercisable options and 10,090 shares of unvested restricted stock.

(11)	Includes 933 shares subject to currently exercisable options and 8,656 shares of unvested restricted stock.

(12)	Includes 2,000 shares subject to currently exercisable options and 16,898 shares of unvested restricted stock.

(13)	Includes 500 shares owned by Mr. Kahler’s spouse and 2,345 shares owned in trust, of which Mrs. Kahler is the trustee and beneficiary.

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plan information as of December 25, 2004. Information is included for both equity compensation plans approved by the Company’s shareholders and equity compensation plans not approved by the shareholders.

			Number of securities
			remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants, and	outstanding options,	securities reflected in
Plan category	rights	warrants, and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	315,184	$7.86	739,296

Equity compensation plans not approved by shareholders	—	—	300

Total	315,184	$7.86	739,596

Equity compensation plans approved by shareholders include the 1996 Stock Option Plan, the 2001 Restricted Stock Plan, the Employee Stock Purchase Plan, and the 2004 Nonemployee Director Equity and Deferred Compensation Plan. All shares to be issued upon exercise in column (a) and the weighted average exercise price in column (b) represent shares issued under the 1996 Stock Option Plan. The number of securities available for future issuance in column (c) were: 258,061 shares under the 1996 Stock Option Plan, 282,632 shares under the Employee Stock Purchase Plan, 121,344 shares under the 2001 Restricted Stock Plan, and 77,259 shares under the 2004 Nonemployee Director Equity and Deferred Compensation Plan.

The only equity compensation plan not approved by shareholders was the 1999 Stock Award Plan. Three thousand shares were authorized for grant under the 1999 Stock Award Plan, which was approved by the Board of Directors on May 21, 1999. The general purpose of the Plan is to recognize and acknowledge extraordinary contributions of employees through the grant of shares of common stock, thereby providing them with a more direct stake in the future welfare of the Company and encouraging them to continue to demonstrate leadership and commitment to the Company. Subject to supervision by the Board and the provisions of the Plan, the Company’s president has the authority to determine the employees to whom awards shall be granted and the number of shares of common stock to be the subject of each award. As of December 25, 2004, there were 300 shares remaining for future grants, and there were no outstanding options, warrants, or rights associated with this plan.

On November 29, 2004, The Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company common stock to be completed no later than January 15, 2006. Stock will be repurchased periodically in the open market or through privately negotiated transactions, in accordance with the Stock Repurchase Plan. Market purchases will be made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The repurchased shares are retired and added to the Company’s authorized, but unissued, shares.

The amount of the stock repurchases was set based upon the anticipated number of shares that will be required to fund the Company’s employee stock ownership plan and employee stock purchase plan through fiscal year 2005. In 2004, the Company repurchased 5,800 shares totaling approximately $82,800 under the Plan at an average price per share of $14.28.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 22, 2002, the Company entered into a standby Stock Repurchase Agreement with the Koski Family Limited Partnership, which owns approximately 34% of the outstanding shares of the Company’s common stock. Robert E. Koski and Christine Koski are Directors of the Company. Under the Agreement, the Company agreed to purchase up to $2,250,000 worth of Company common stock from the Koski Partnership on a one time basis, until June 22, 2004, at a per share price of the lower of $7.00 per share, or 15% less than the average closing price per share of the common stock for the 15 full trading days immediately preceding the closing date. The Agreement expired in June 2004 and the Company did not purchase any shares from the Koski Partnership during its term.

ITEM 14. PRINCPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The Company incurred aggregate audit fees $197,286 to Grant Thornton LLP during fiscal year 2004, and of $153,550 to PricewaterhouseCoopers LLP during fiscal year 2003. These fees were for professional services rendered for the audit of the Company’s consolidated financial statements, the reviews of the financial statements included in the Company’s Forms 10-Q for fiscal years 2004 and 2003, respectively, and the statutory audit of Sun Hydraulik Holdings Limited, Sun Hydraulics Corporation’s wholly-owned subsidiary for its European market operations, and Sun Hydraulics Limited, a wholly-owned subsidiary of Sun Hydraulik Holdings Limited. The Audit Committee has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to the performance of services by them. As a matter of policy, the Audit Committee has determined generally not to request any new non-audit services from its auditors.

	Grant Thornton LLP		PricewaterhouseCoopers LLP
	2004	2003	2004	2003
Audit Fees	$197,286	$—	$—	$153,550
Audit Related Fees	—	—	—	—
Tax Services	—	—	—	4,860
All Other Fees	—	—	—	—

Tax Fees

During fiscal year 2003, the Company incurred aggregate fees of $4,860 to PricewaterhouseCoopers LLP for services in connection with a sales tax audit of the Company by the State of Florida.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The following financial statements are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	27

	Report of Independent Registered Certified Public Accounting Firm	28

	Consolidated Balance Sheets as of December 25, 2004,
	and December 27, 2003	29

	Consolidated Statements of Income for the years ended
	December 25, 2004, December 27, 2003, and December 28, 2002	30

	Consolidated Statements of Shareholders' Equity for the years ended
	December 25, 2004, December 27, 2003, and December 28, 2002	31

	Consolidated Statements of Cash Flows for the years ended
	December 25, 2004, December 27, 2003, and December 28, 2002	32

	Notes to Consolidated Financial Statements	33

	All other schedules are omitted as the required information is inapplicable
	or the information is presented in the consolidated financial statements
	and notes thereto in Item 8 above.

2.	Exhibits:

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated herein by reference).

3.2.1	Certificate of Amendment to Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2.1 in the Company’s Quarterly report on Form 10-Q for the quarter ended March 27, 2004 and incorporated herein by reference).

4.1	Stock Repurchase Agreement, dated June 22, 2002, between Sun Hydraulics Corporation and the Koski Family Limited Partnership (previously filed as Exhibit 99.2 to the Company’s Form 8-K dated July 2, 2002 and incorporated herein by reference).

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.5	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.6+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.7+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.8+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference).

10.9+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference).

10.10	Credit and Security Agreement dated July 23, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference).

10.11	Master Loan Documents Modification Agreement dated as of November 18, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 and incorporated herein by reference).

10.12+	Forms of agreement for grants under the Sun Hydraulics Corporation 1996 Stock Option Plan (previously filed as Exhibit 10.12+ to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 and incorporated herein by reference).

10.13+	Sun Hydraulics Corporation 2004 Nonemployee Director Equity and Deferred Compensation Plan (previously filed as Appendix A to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders, filed with the Commission on May 3, 2004 and incorporated herein by reference).

10.14+	Form of Performance Share Agreement (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 16, 2004 and incorporated herein by reference).

10.15+	The Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on January 14, 2005 and incorporated herein by reference).

14	Code of Ethics

21	Subsidiaries of the Registrant

23.1	PricewaterhouseCoopers, LLP Consent of Independent Registered Certified Public Accounting Firm

Exhibit
Number	Exhibit Description
23.2	Grant Thornton LLP Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

+ Executive management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 21, 2005.

SUN HYDRAULICS CORPORATION

By:	/s/ Allen J. Carlson

Allen J. Carlson, President and
Chief Executive Officer

     Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 21, 2005.

Signature	Title
/s/ Allen J. Carlson	President, Chief Executive Officer
and Director
Allen J. Carlson

/s/ Richard J. Dobbyn	Chief Financial Officer (Principal
Financial and Accounting Officer)
Richard J. Dobbyn

/s/ Marc Bertoneche	Director

Marc Bertoneche

/s/ John S. Kahler	Director

John S. Kahler

/s/ Christine L. Koski	Director

Christine L. Koski

/s/ Robert E. Koski	Director

Robert E. Koski

/s/ Ferdinand E. Megerlin	Director

Ferdinand E. Megerlin

/s/ Clyde G. Nixon	Chairman of the Board of Directors

Clyde G. Nixon

/s/ Hirokatsu Sakamoto Hirokatsu Sakamoto	Director

/s/ David N. Wormley David N. Wormley	Director