Form 10-Q
period 2005-03-31
SUN HYDRAULICS CORP
filed 2005-05-16
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243

(Address of Principal Executive Offices)	(Zip Code)

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

     The Registrant had 7,247,522 shares of common stock, par value $.001, outstanding as of May 6, 2005.

Sun Hydraulics Corporation
INDEX
For the quarter ended April 2, 2005

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

	April 2, 2005	December 25, 2004
(in thousands, except share data)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,725	$9,300
Restricted cash	454	462
Accounts receivable, net of allowance for doubtful accounts of $141 and $170	12,006	8,611
Inventories	7,859	7,105
Deferred income taxes	392	392
Other current assets	1,091	776

Total current assets	32,527	26,646

Property, plant and equipment, net	43,426	43,687
Other assets	1,494	1,475

Total assets	$77,447	$71,808

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,150	$2,536
Accrued expenses and other liabilities	4,077	4,609
Long-term debt due within one year	1,037	1,058
Dividends payable	543	522
Taxes payable	759	1,198

Total current liabilities	9,566	9,923

Long-term debt due after one year	10,846	11,196
Deferred income taxes	4,989	4,986
Other noncurrent liabilities	295	300

Total liabilities	25,696	26,405

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 7,234,833 and 6,961,280 shares outstanding	7	7
Capital in excess of par value	32,210	28,579
Unearned compensation related to outstanding restricted stock	(532)	(608)
Retained earnings	16,793	13,870
Accumulated other comprehensive income	3,273	3,566
Treasury stock	—	(11)

Total shareholders’ equity	51,751	45,403

Total liabilities and shareholders’ equity	$77,447	$71,808

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

	Three months ended
	April 2, 2005	March 27, 2004
(in thousands, except per share data)	(unaudited)	(unaudited)
Net sales	$29,079	$21,390

Cost of sales	19,326	15,085

Gross profit	9,753	6,305

Selling, engineering and administrative expenses	4,220	4,064

Operating income	5,533	2,241

Interest expense	136	148
Foreign currency transaction gain	(105)	(2)
Miscellaneous expense, net	(16)	13

Income before income taxes	5,518	2,082

Income tax provision	2,052	724

Net income	$3,466	$1,358

Basic net income per common share	$0.49	$0.20

Weighted average basic shares outstanding	7,088	6,758

Diluted net income per common share	$0.48	$0.20

Weighted average diluted shares outstanding	7,149	6,802

Dividends declared per share	$0.075	$0.040

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

					Unearned
					compensation		Accumulated
				Capital in	related to		other
		Preferred	Common	excess of	restricted	Retained	comprehensive	Treasury
(in thousands)	Shares	stock	stock	par value	stock	earnings	income	stock	Total
Balance, December 25, 2004	6,961	$—	$7	$28,579	$(608)	$13,870	$3,566	$(11)	45,403
Recognition of unearned compensation, restricted stock					76				76
Shares issued, stock options	274			2,061					2,061
Shares issued, ESPP				32					32
Shares issued, ESOP				1,058					1,058
Purchase and retirement of treasury stock				(38)				11	(27)
Stock option income tax benefit				518					518
Dividends declared						(543)			(543)
Comprehensive income:
Net income						3,466			3,466
Foreign currency translation adjustments							(293)		(293)

Comprehensive income									3,173

Balance, April 2, 2005	7,235	$—	$7	$32,210	$(532)	$16,793	$3,273	$—	$51,751

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

	Three Months ended
	April 2, 2005	March 27, 2004
(in thousands)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$3,466	$1,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,390	1,327
Loss on disposal of assets	(1)	13
Provision for deferred income taxes	3	(87)
Allowance for doubtful accounts	(29)	20
Stock-based compensation expense	81	65
(Increase) decrease in:
Accounts receivable	(3,366)	(2,858)
Inventories	(754)	(245)
Other current assets	(315)	(6)
Other assets	(19)	117
Increase (decrease) in:
Accounts payable	614	300
Accrued expenses and other liabilities	526	744
Taxes payable	79	491
Other liabilities	(5)	(13)

Net cash provided by operating activities	1,670	1,226

Cash flows from investing activities:
Capital expenditures	(1,538)	(968)
Proceeds from dispositions of equipment	1	17

Net cash used in investing activities	(1,537)	(951)

Cash flows from financing activities:
Repayment of debt	(371)	(806)
Proceeds from exercise of stock options	2,056	—
Proceeds from stock issued	32	—
Payments for purchase of treasury stock	(27)	(25)
Proceeds from reissuance of treasury stock	—	28
Dividends to shareholders	(522)	(270)

Net cash provided by (used in) financing activities	1,168	(1,073)

Effect of exchange rate changes on cash and cash equivalents	116	19

Net increase in cash and cash equivalents	1,417	(779)

Cash and cash equivalents, beginning of period	9,762	5,219

Cash and cash equivalents, end of period	$11,179	$4,440

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$136	$148
Income taxes	$2,488	$320

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1.	BASIS OF PRESENTATION AND SUMARY OF BUSINESS

Sun Hydraulics Corporation, its wholly-owned subsidiaries and joint venture design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, and China. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 25, 2004, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 24, 2005. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three months period ended April 2, 2005, are not necessarily indicative of the results that may be expected for the period ended December 31, 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

The Company has adopted the disclosure only provisions of Statements of Financial Accounting Standards (FAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FAS No. 123, Accounting for Stock-Based Compensation (“FAS 148”), and has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”), net income and earnings per share would have been reduced to the pro forma amounts below. The pro forma amounts were determined using the Black-Scholes valuation model with weighted average assumptions as set forth below.

	Three Months Ended
	April 2,	March 27,
	2005	2004

Net Income as Reported	$3,466	$1,358

Stock-based compensation reported in net income, net of related taxes	48	41

Stock compensation expense calculated under FAS 123, net of related taxes	(78)	(63)

Pro Forma Net Income	$3,436	$1,336

Basic net income per common share:
As reported	$0.49	$0.20
Pro forma	$0.48	$0.20

Diluted net income per common share:
As reported	$0.48	$0.20
Pro forma	$0.48	$0.20

Assumptions
Risk-free interest rate	4.22%	3.84%
Expected lives (in years)	6.5	6.5
Expected volatility	30.32%	40.00%
Dividend yield	2.19%	2.00%

Earnings per share

The following table represents the computation of basic and diluted earnings per common share as required by FAS No. 128, Earnings Per Share (in thousands, except per share data):

	Three Months Ended
	April 2, 2005	March 27, 2004

Net income	$3,466	$1,358
Weighted average basic shares outstanding	7,088	6,758
Basic income per common share	$0.49	$0.20
Effect of dilutive stock options	61	44
Weighted average diluted shares outstanding	7,149	6,802
Diluted income per common share	$0.48	$0.20

Diluted earnings per common share excludes antidilutive stock options of approximately 276,000 for the period ended March 27, 2004.

Reclassification

Certain amounts shown in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

52-53 Week Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to the end of the month of December. Each quarter consists of two 4-week periods and one 5-week period. The 2005 fiscal year will end on December 31, 2005, resulting in a 53-week year. As a result of the 2004 fiscal year ending December 25, 2004, the period ending April 2, 2005 consists of one 4-week period and two 5-week periods.

3.	RESTRICTED CASH

The restricted cash balance at April 2, 2005, consisted of $454 in reserves as a required deferment for customs and excise taxes in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and was held with Lloyd’s TSB in the U.K.

4.	INVENTORIES

	April 2, 2005	December 25, 2004
Raw materials	$2,733	$2,523
Work in process	3,064	2,487
Finished goods	2,342	2,402
Provision for slow moving inventory	(280)	(307)

Total	$7,859	$7,105

5.	GOODWILL

On April 2, 2005, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 25, 2004. The analysis indicated that there was no impairment on the carrying value of the goodwill. As of April 2, 2005, no factors were identified that indicated impairment on the carrying value of the goodwill.

6.	LONG-TERM DEBT

	April 2, 2005	December 25, 2004

$11,000 five-year note, collateralized by U.S. real estate and equipment and a 65% stock pledge in the foreign subsidiaries, interest rate Libor + 1.9% or prime rate at Company’s discretion (4.62% at April 2, 2005), due July 23, 2008	$10,083	$10,220
$12,000 revolving line of credit, collateralized by U.S. real estate and equipment and a 65% stock pledge in the foreign subsidiaries, interest rate Libor + 1.9% or prime rate at Company’s discretion (4.62% at April 2, 2005), due July 23, 2006	—	—

$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008	851	947

10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011	879	1,009

Other	70	78

	11,883	12,254
Less amounts due within one year	(1,037)	(1,058)

Total	$10,846	$11,196

Certain of these debt instruments are subject to debt covenants including 1) Fixed Charges Coverage Ratio (as defined) of 2.0 to 1.0, determined quarterly on a rolling four quarters basis, 2) Debt (as defined) to Tangible Net Worth (as defined) of not more than 1.5 to 1.0, determined quarterly, 3) Current Ratio of 1.5 to 1.0, determined quarterly, 4) Funded Debt (as defined) to EBITDA of less than 3.25 to 1.0, determined quarterly on a rolling four quarters basis, and 5) the Company’s primary domestic depository accounts must be held at SouthTrust Bank. As of April 2, 2005, the Company was in compliance with all debt covenants.

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

Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated
Three Months Ended April 2, 2005
Sales to unaffiliated customers	$18,146	$2,667	$4,081	$4,185	$—	$29,079
Intercompany sales	5,862	—	23	602	(6,487)	—
Operating income/(loss)	3,872	330	1,174	318	(161)	5,533
Depreciation	977	37	109	267	—	1,390
Capital expenditures	1,375	5	61	97	—	1,538

Three Months Ended March 27, 2004
Sales to unaffiliated customers	$12,918	$2,296	$2,996	$3,180	$—	$21,390
Intercompany sales	3,723	—	12	355	(4,090)	—
Operating income/(loss)	1,490	264	526	(34)	(5)	2,241
Depreciation	920	35	99	273	—	1,327
Capital expenditures	800	4	30	134	—	968

Operating income is total sales and other operating income less operating expenses. In computing segment operating income/(loss), interest expense and net miscellaneous income (expense) have not been deducted (added).

Included in U.S. sales to unaffiliated customers were export sales, principally to Canada and Asia, of $3,157 and $2,318 during the three months ended April 2, 2005, and March 27, 2004, respectively.

8.	NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued FAS No. 151 (“FAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by FAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. While FAS 151 enhances Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), the statement also removes inconsistencies between ARB 43 and International Accounting Standards No. 2 (“IAS 2”) and amends ARB 43 to clarify that abnormal amounts of costs should be recognized as period costs. Under some circumstances, according to ARB 43, the above listed costs may be so abnormal as to require treatment as current period charges. FAS 151 requires these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and requires allocation of fixed production overheads to the costs of conversion.

This standard will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of the adoption of FAS 151 on the Company’s reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In December, 2004, the FASB issued FAS No. 123 (revised 2004) (“FAS 123(R)”), Share-Based Payment, which is a revision of FAS 123. FAS 123(R) supersedes APB 25 and FAS 123, and amends FAS No. 95, Statement of Cash Flows. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in FAS 123 as originally issued. Under APB 25, issuing stock options to employees at or above fair value generally resulted in no recognition of compensation cost.

FAS 123(R) also requires that the Company estimate the number of awards that are expected to vest and to revise the estimate as the actual forfeitures differ from the estimate. This standard is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The effect of these items and other changes in FAS 123(R) as well as the potential impact on the Company’s reported operating results, financial position and existing financial statement disclosure is currently being evaluated.

FAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow; thus, reducing net operating cash flows and increasing net financing cash flows in the periods after the effective date. The Company cannot estimate what these amounts will be in the future because they depend on, among other things, when employees exercise stock options.

The Company currently follows the disclosure only provisions of FAS 148, and has elected to follow APB 25 and related interpretations in accounting for its employee stock options. The Company uses the Black-Scholes formula to estimate the value of stock options granted to employees for disclosure purposes. FAS 123(R) requires that we use the valuation technique that best fits the circumstances. The Company is currently evaluating other techniques.

In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-1 (“FSP 109-1”) and 109-2 (“FSP 109-2”). FSP 109-1 provides guidance on the application of FAS No. 109, Accounting for Income Taxes (“FAS 109”), with regard to the tax deduction on qualified production activities provision within H.R. 4520, The American Jobs Creation Act of 2004 (“Act”), that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate and international taxation including repeal of the Extraterritorial Income (ETI) regime, creation of a new Domestic Production Activities (DPA) deduction and a temporary dividends received deduction related to repatriation of foreign earnings. The Act contains various effective dates and transition periods. Under the guidance provided in FSP 109-1, the new DPA deduction will be treated as a “special deduction” as described in FAS 109. As such, the special deduction has no effect on the Company’s deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s income tax return. The Company does not expect the net effect of the phase-out of the ETI deduction and phase-in of the new DPA deduction to result in a material impact on its effective income tax rate in 2005.

In FSP 109-2, the FASB acknowledged that, due to the proximity of the Act’s enactment date to many companies’ year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies might not be in a position to assess the impacts of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of FAS 109 and APB No. 23, Accounting for Income Taxes — Special Areas, by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act’s provisions. The Company is not yet in a position to decide whether, and to what extent, it might repatriate foreign earnings to the

U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in 2005 in connection with the repatriation provisions of the Act. The Company is currently analyzing the future impact of the temporary dividends received deduction provisions contained in the Act.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned companies and independent distributors with some direct accounts. Sales outside the United States for the Quarter ended April 2, 2005, were 50% of total net sales.

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

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index was 55.2 at the end of March 2005 compared to 62.5 at the end of March 2004. When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy.

Results for the first quarter

	April 2,	March 27,
(Dollars in millions except net income per share)	2005	2004	Increase
Three Months Ended
Net Sales	$29.1	$21.4	36%
Net Income	$3.5	$1.4	150%
Net Income per share:
Basic	$0.49	$0.20	145%
Fully Diluted	$0.48	$0.20	140%

2004 was an excellent year for Sun in all respects and 2005 is shaping up to be better than last year. Orders continue to be strong and demand is up in all of the Company’s markets.

Orders for the first quarter of 2005 were $30.8 million, a 25% increase over the first quarter last year. April orders were $10.1 million, a 23% increase over last year. The Company believes second quarter sales will be higher than the first quarter, despite fewer shipping days, and it expects to maintain its on-time delivery performance.

The Company believes its strong financial condition and long term success are largely due to its philosophy of maintaining “balance” in its business, both externally and internally. As stated in its just released 2004 annual report, balancing the interests of its customers, shareholders, employees, distributors and suppliers will remain at the heart of the Company’s efforts.

Outlook

The Company estimates sales for the second quarter will be approximately $30.0 million, a 13% increase over the second quarter last year. Non-recurring refinancing costs and increased marketing expenses totaling $0.5 million are anticipated in the second quarter. Net income is forecasted to be between $0.45 and $0.48 per share.

COMPARISON OF THREE MONTHS ENDED APRIL 2, 2005 AND MARCH 27, 2004

Net Sales

Net sales were $29.1 million, an increase of $7.7 million, or 36.0%, compared to $21.4 million in 2004. The increase was due in large part to the economic recovery in the manufacturing sector, particularly in North America where sales increased 43.6%, as shipments within the U.S. increased 40.9% and Canadian shipments increased 70.7%.

European sales increased 43.1%, or $2.6 million, to $8.7 million. Sales to France increased 89.1%, to Germany 31.1%, and to the U.K. 12.8%. Significant increases were also noted in Sweden, Finland, Italy and the Netherlands.

Asian sales increased 13.6%, or $0.5 million, to $3.8 million, led by domestic sales in Korea and China.

Gross Profit

Gross profit increased $3.5 million, or 54.7%, to $9.8 million. Gross profit as a percentage of net sales increased to 33.5% in the first quarter of 2005, compared to 29.5% in the first quarter last year. The increase was due primarily to the incremental sales increase of 36%. A moderate and selective sales price increase in January this year, coupled with improved productivity, offset the increased material cost of parts and raw materials.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 3.8%, or $0.2 million, to $4.2 million compared to the same quarter last year. The increase was primarily due to increased accounting and contract labor fees related to 2005, including Sarbanes-Oxley 404 compliance.

Interest Expense

Interest expense for the quarter ended April 2, 2005, remained flat at $0.1 million compared to the quarter ended March 27, 2004. Total average debt for the quarter ended April 2, 2005, was $12.1 million compared to $18.4 million for the quarter ended March 27, 2004. Although average debt outstanding decreased by $6.3 million, the average interest rate during the first quarter of 2005 was 4.3%, compared to 3% in 2004.

Foreign Currency Transaction (Gain) Loss
Foreign currency gains were $0.1 million for the quarter ended April 2, 2005. While the Euro, the Korean Won and the British Pound made gains against the U.S. dollar in the first quarter of 2005, the U.K.

operations experienced losses related to sales conducted in U.S. dollars. There was no effect on income from foreign currency transactions for the quarter ended March 27, 2004.

Income Taxes

The provision for income taxes for the quarter ended April 2, 2005, was 37.2% of pretax income compared to 34.8% for the quarter ended March 27, 2004. The change was due to the relative mix of income and different tax rates in effect among the countries in which the Company sells its products.

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

Cash from operations for the three months ended April 2, 2005, was $1.7 million, compared to $1.2 million for the quarter ended March 27, 2004. The $2.1 million increase in net income was offset by working capital changes related to increased volume. Days sales outstanding (DSO) remained unchanged at 39 as of April 2, 2005, and March 27, 2004. Inventory turns improved to 9.8 as of April 2, 2005, from 9.0 as of March 27, 2004.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $1.5 million for the three months ended April 2, 2005, compared to $1.0 million for the quarter ended March 27, 2004. Capital expenditures for the year are projected to be approximately $5.0 million.

The Company declared quarterly dividends of $0.075 per share to shareholders of record March 31, 2005, payable on April 15, 2005. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for investments in its joint venture in China in which it does not have a majority ownership or exercise control. The Company does not believe that its investment in the China Joint Venture is a Variable Interest Entity and within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor is it material to the financial statements of the Company at April 2, 2005.

Seasonality

The Company generally has experienced increased sales during the second quarter of the year, largely as a result of the order patterns of our customers. As a result, the Company’s second quarter net sales, income from operations and net income historically are the highest of any quarter during the year.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“FAS”) No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“FAS 144”), long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.

The Company assesses the recoverability of goodwill and intangible assets not subject to amortization under FAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”). See Goodwill below.

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 25, 2004. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 5 for goodwill amounts.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business” (including under the subheading “Business Risk Factors”) in the Company’s Form 10-K for the year ended December 25, 2004, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended April 2, 2005. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company had approximately $10.2 million in variable-rate debt outstanding at April 2, 2005. The Company has managed this risk by its ability to select the interest rate on its debt financing at Libor plus 1.9% or its lender’s prime rate, whichever is more advantageous. Beginning in July 2004, the interest rate on its debt financing will remain variable based upon the Company’s leverage ratio. At April 2, 2005, a 1% change in interest rates up or down would affect the Company’s income statement on an annual basis by approximately $102,000 at the current, variable-rate outstanding debt level. At March 27, 2004, the Company had $15.2 million in variable-rate debt outstanding and, as such, a 1% change in interest rates up or down would have affected the Company’s income statement on an annual basis by approximately $152,000.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany, and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES

As of April 2, 2005, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2005, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the period ended April 2, 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2004, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company stock, to be completed no later than January 15, 2006. The stock purchases will be made in the open market or through privately negotiated transactions. Market purchases will be made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchases was set based upon the anticipated number of shares that will be required to fund the Company’s ESOP, and employee stock purchase plan, through fiscal year 2005.

The Company had repurchased 1,800 shares on the open market at an average cost of $14.70 per share during the first quarter of 2005. All 1,800 shares have been retired by the Company. The total number of shares purchased through the plan at April 2, 2005 was 7,600. There is approximately $2.4 million of Company stock that may still be purchased by the Company.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 and incorporated herein by reference).

3.2.1	Certificate of Amendment to Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 and incorporated herein by reference).

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.5	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.6+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.7+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.8+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference).

10.9+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference).

10.10	Credit and Security Agreement dated July 23, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender (previously filed as Exhibit 10.10 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference).

10.11	Master Loan Documents Modification Agreement dated as of November 18, 2003, between the Company as Borrower, and SouthTrust Bank as Lender (previously filed as Exhibit 10.11 in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003 and incorporated herein by reference).

10.12+	Forms of agreement for grants under the Sun Hydraulics Corporation 1996 Stock Option Plan (previously filed as Exhibit 10.12+ to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 and incorporated herein by reference).

10.13+	Sun Hydraulics Corporation 2004 Nonemployee Director Equity and Deferred Compensation Plan (previously filed as Appendix A to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders, filed with the Commission on May 3, 2004 and incorporated herein by reference).

10.14+	Form of Performance Share Agreement (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 16, 2004 and incorporated herein by reference).

10.15+	The Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on January 14, 2005 and incorporated herein by reference).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 16, 2005.

SUN HYDRAULICS CORPORATION

By:	/s/ Richard J. Dobbyn

Richard J. Dobbyn Chief Financial Officer (Principal Financial and Accounting Officer)