Form 10-Q
period 2005-07-02
SUN HYDRAULICS CORP
filed 2005-08-16
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005	Commission file number 0-21835
SUN HYDRAULICS CORPORATION
(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243

(Address of Principal Executive Offices)	(Zip Code)
941/362-1200

(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The Registrant had 10,892,021 shares of common stock, par value $.001, outstanding as of August 5, 2005.

Sun Hydraulics Corporation
INDEX
For the quarter ended July 2, 2005

PART I: FINANCIAL INFORMATION
     Item 1.
Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	July 2, 2005	December 25, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,051	$9,300
Restricted cash	425	462
Accounts receivable, net of allowance for doubtful accounts of $163 and $170	11,490	8,611
Inventories	7,852	7,105
Deferred income taxes	392	392
Other current assets	1,166	776

Total current assets	35,376	26,646

Property, plant and equipment, net	43,187	43,687
Other assets	1,767	1,475

Total assets	$80,330	$71,808

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,842	$2,536
Accrued expenses and other liabilities	4,513	4,609
Long-term debt due within one year	1,003	1,058
Dividends payable	545	522
Taxes payable	695	1,198

Total current liabilities	10,598	9,923

Long-term debt due after one year	10,548	11,196
Deferred income taxes	4,984	4,986
Other noncurrent liabilities	290	300

Total liabilities	26,420	26,405

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 10,889,531 and 10,441,920 shares outstanding	11	10
Capital in excess of par value	32,566	28,579
Unearned compensation related to outstanding restricted stock	(457)	(608)
Retained earnings	19,780	13,867
Accumulated other comprehensive income	2,010	3,566
Treasury stock	—	(11)

Total shareholders’ equity	53,910	45,403

Total liabilities and shareholders’ equity	$80,330	$71,808

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	July 2, 2005	June 26, 2004
	(unaudited)	(unaudited)

Net sales	$31,014	$26,522

Cost of sales	20,928	18,136

Gross profit	10,086	8,386

Selling, engineering and administrative expenses	4,524	4,196

Operating income	5,562	4,190

Interest expense	147	134
Foreign currency transaction gain	(145)	(31)
Miscellaneous (income)/expense, net	(23)	(30)

Income before income taxes	5,583	4,117

Income tax provision	2,047	1,526

Net income	$3,536	$2,591

Basic net income per common share	$0.33	$0.25

Weighted average basic shares outstanding	10,873	10,170

Diluted net income per common share	$0.32	$0.25

Weighted average diluted shares outstanding	10,975	10,250

Dividends declared per share	$0.050	$0.050
The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Six months ended
	July 2, 2005	June 26, 2004
	(unaudited)	(unaudited)

Net sales	$60,093	$47,912

Cost of sales	40,254	33,221

Gross profit	19,839	14,691

Selling, engineering and administrative expenses	8,743	8,260

Operating income	11,096	6,431

Interest expense	283	282
Foreign currency transaction gain	(257)	(33)
Miscellaneous (income)/expense, net	(32)	(17)

Income before income taxes	11,102	6,199

Income tax provision	4,100	2,251

Net income	$7,002	$3,948

Basic net income per common share	$0.65	$0.39

Weighted average basic shares outstanding	10,750	10,154

Diluted net income per common share	$0.65	$0.38

Weighted average diluted shares outstanding	10,847	10,310

Dividends declared per share	$0.125	$0.090
The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)
(in thousands)

						compensation		Accumulated
					Capital in	related to		other
	Preferred	Preferred	Common	Common	excess of	restricted	Retained	comprehensive	Treasury
	shares	stock	shares	stock	par value	stock	earnings	income	stock	Total

Balance, December 25, 2004	—	$—	10,442	$10	$28,579	$(608)	$13,867	$3,566	$(11)	$45,403
Recognition of unearned compensation, restricted stock						151				151
Shares issued, stock options			333	1	2,287					2,288
Shares issued, ESPP			8		69					69
Shares issued, ESOP			110		1,058					1,058
Purchase and retirement of treasury stock			(3)		(38)				11	(27)
Stock option income tax benefit					611					611
Dividends declared							(1,089)			(1,089)
Comprehensive income:										—
Net income							7,002			7,002
Foreign currency translation adjustments								(1,556)		(1,556)

Comprehensive income										5,446

Balance, July 2, 2005	—	$—	10,890	$11	$32,566	$(457)	$19,780	$2,010	$—	$53,910

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Six Months ended
	July 2, 2005	June 26, 2004
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$7,002	$3,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,779	2,687
Loss on disposal of assets	7	43
Provision for deferred income taxes	(2)	(87)
Allowance for doubtful accounts	(7)	11
Stock-based compensation expense	165	130
(Increase) decrease in:
Accounts receivable	(2,872)	(3,466)
Inventories	(747)	(92)
Other current assets	(390)	(85)
Other assets	108	66
Increase (decrease) in:
Accounts payable	1,306	213
Accrued expenses and other liabilities	962	1,572
Taxes payable	108	1,065
Other liabilities	(10)	(25)

Net cash provided by operating activities	8,409	5,980

Cash flows from investing activities:
Investment in WhiteOak	(400)	—
Capital expenditures	(3,638)	(2,478)
Proceeds from dispositions of equipment	1	19

Net cash used in investing activities	(4,037)	(2,459)

Cash flows from financing activities:
Repayment of debt	(703)	(3,422)
Proceeds from exercise of stock options	2,273	1,173
Proceeds from stock issued	69	—
Payments for purchase of treasury stock	(27)	(558)
Proceeds from reissuance of treasury stock	—	48
Dividends to shareholders	(1,065)	(540)

Net cash provided by (used in) financing activities	547	(3,299)

Effect of exchange rate changes on cash and cash equivalents	(205)	269

Net increase in cash and cash equivalents	4,714	491

Cash and cash equivalents, beginning of period	9,762	5,219

Cash and cash equivalents, end of period	$14,476	$5,710

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$283	$282
Income taxes	$4,605	$1,273
The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
1. BASIS OF PRESENTATION AND SUMARY OF BUSINESS
Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, and China. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility. Sun Hydraulics acquired a 40% equity method investment in WhiteOak Controls, Inc. (“WhiteOak”), on June 28, 2005 (see Note 3). WhiteOak located in Mediapolis, Iowa, designs and produces complementary electronic control products.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 25, 2004, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 24, 2005. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and six month periods ended July 2, 2005, are not necessarily indicative of the results that may be expected for the period ended December 31, 2005.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Stock-Based Compensation
The Company has adopted the disclosure only provisions of Statements of Financial Accounting Standards (FAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FAS No. 123, Accounting for Stock-Based Compensation (“FAS 148”), and has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

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

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Net Income as Reported	$3,536	$2,591	$7,002	$3,948

Stock-based compensation reported in net income, net of related taxes	48	41	96	82

Stock compensation expense calculated under FAS 123, net of related taxes	(78)	(55)	(156)	(110)

Pro Forma Net Income	$3,506	$2,577	$6,942	$3,920

Basic net income per common share:
As reported	$0.33	$0.25	$0.65	$0.39
Pro forma	$0.32	$0.25	$0.65	$0.39

Diluted net income per common share:
As reported	$0.32	$0.25	$0.65	$0.38
Pro forma	$0.32	$0.25	$0.64	$0.38

Assumptions Risk-free interest rate	4.22%	4.64%	4.22%	4.64%
Expected lives (in years)	6.5	6.5	6.5	6.5
Expected volatility	30.32%	40.00%	30.32%	40.00%
Dividend yield	2.19%	1.00%	2.19%	1.00%
Earnings per share
The following table represents the computation of basic and diluted earnings per common share as required by FAS No. 128, Earnings Per Share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Net income	$3,536	$2,591	$7,002	$3,948
Weighted average basic shares outstanding	10,873	10,170	10,750	10,154
Basic income per common share	$0.33	$0.25	$0.65	$0.39
Effect of dilutive stock options	102	79	97	156
Weighted average diluted shares outstanding	10,975	10,250	10,847	10,310
Diluted income per common share	$0.32	$0.25	$0.65	$0.38
Diluted earnings per common share excludes antidilutive stock options of approximately 68,000 for the periods ended June 26, 2004.

Stock Split
On June 10, 2005, the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record on June 30, 2005, payable on July 15, 2005. The Company issued approximately 3,600,000 shares of common stock as a result of the stock split. The effect of the stock split on outstanding shares and earnings per share was retroactively applied to all periods presented.
Reclassification
Certain amounts shown in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.
52-53 Week Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to the end of the month of December. Each quarter consists of two 4-week periods and one 5-week period. The 2005 fiscal year will end on December 31, 2005, resulting in a 53-week year. As a result of the 2004 fiscal year ending December 25, 2004, the year-to-date period ending July 2, 2005, consists of three 4-week periods and three 5-week periods.
3. ACQUISITIONS
On June 28, 2005, Sun Hydraulics acquired shares of common stock representing 40% of the outstanding shares of WhiteOak Controls, Inc. (“WhiteOak”). WhiteOak designs and produces electronic amplifiers and other control products. The Company, together with WhiteOak, will co-develop products to be used in and in conjunction with other Company products. The acquisition price paid by the Company was $400,000. The excess paid over pro rata share of net assets of $274,000 is being classified as developed technology and is being amortized over a period of 10 years.
4. RESTRICTED CASH
The restricted cash balance at July 2, 2005, consisted of $425 in reserves as a required deferment for customs and excise taxes in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and was held with Lloyd’s TSB in the U.K.
5. INVENTORIES

	July 2, 2005	December 25, 2004

Raw materials	$2,921	$2,523
Work in process	3,000	2,487
Finished goods	2,211	2,402
Provision for slow moving inventory	(280)	(307)

Total	$7,852	$7,105

6. GOODWILL
On July 2, 2005, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 25, 2004. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of July 2, 2005, no factors were identified that indicated impairment of the carrying value of the goodwill.
7. LONG-TERM DEBT

	July 2, 2005	December 25, 2004

$11,000 five-year note, collateralized by U.S. real estate and equipment and a 65% stock pledge in the foreign subsidiaries, interest rate Libor + 1.9% or prime rate at Company’s discretion (4.62% at April 2, 2005), due July 23, 2008.	$9,945	$10,220
$12,000 revolving line of credit, collateralized by U.S. real estate and equipment and a 65% stock pledge in the foreign subsidiaries, interest rate Libor + 1.9% or prime rate at Company’s discretion (4.62% at April 2, 2005), due July 23, 2006.	—	—

$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	733	947
10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	803	1,009

Other	70	78

	11,551	12,254
Less amounts due within one year	(1,003)	(1,058)

Total	$10,548	$11,196

Certain of these debt instruments are subject to debt covenants including: 1) Fixed Charge Coverage Ratio (as defined) of 2.0 to 1.0, determined quarterly on a rolling four quarters basis, 2) Debt (as defined) to Tangible Net Worth (as defined) of not more than 1.5 to 1.0, determined quarterly, 3) Current Ratio of 1.5 to 1.0, determined quarterly, 4) Funded Debt (as defined) to EBITDA of less than 3.25 to 1.0, determined quarterly on a rolling four quarters basis, and 5) the Company’s primary domestic depository accounts must be held at SouthTrust Bank. As of July 2, 2005, the Company was in compliance with all debt covenants.
On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. See Note 11.

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
Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated

Three Months Ended July 2, 2005
Sales to unaffiliated customers	$19,557	$3,251	$4,097	$4,109	$—	$31,014
Intercompany sales	5,573	—	20	745	(6,338)	—
Operating income	3,862	467	915	334	(16)	5,562
Depreciation	985	38	110	256	—	1,389
Capital expenditures	1,457	2	33	608	—	2,100

Three Months Ended June 26, 2004
Sales to unaffiliated customers	$16,972	$2,548	$3,473	$3,529	$—	$26,522
Intercompany sales	4,195	—	21	480	(4,696)	—
Operating income	2,949	310	696	238	(3)	4,190
Depreciation	955	33	110	263	—	1,361
Capital expenditures	1,239	3	36	232	—	1,510

Six Months Ended July 2, 2005
Sales to unaffiliated customers	$37,703	$5,917	$8,179	$8,294	$—	$60,093
Intercompany sales	11,435	—	42	1,348	(12,825)	—
Operating income	7,734	798	2,089	652	(177)	11,096
Depreciation	1,962	75	219	523	—	2,779
Capital expenditures	2,832	7	94	705	—	3,638

Six Months Ended June 26, 2004
Sales to unaffiliated customers	$29,889	$4,844	$6,470	$6,709	$—	$47,912
Intercompany sales	7,918	—	33	835	(8,786)	—
Operating income	4,439	574	1,222	204	(8)	6,431
Depreciation	1,874	67	210	536	—	2,687
Capital expenditures	2,038	8	66	366	—	2,478
Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest expense and net miscellaneous income/expense.

9. NEW ACCOUNTING PRONOUNCEMENTS
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
FAS 123(R) requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow, thus reducing net operating cash flows and increasing net financing cash flows in the periods after the effective date. The Company cannot estimate what these amounts will be in the future because they depend on, among other things, when employees exercise stock options.
The Company currently follows the disclosure only provisions of FAS 148, and has elected to follow APB 25 and related interpretations in accounting for its employee stock options. The Company uses the Black-Scholes formula to estimate the value of stock options granted to employees for disclosure purposes. FAS 123(R) requires that the Company use the valuation technique that best fits the circumstances. The Company is currently evaluating other techniques.
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
11. SUBSEQUENT EVENTS
On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. with Fifth Third Bank (the “Bank”). The new financing consists of a secured revolving line of credit of $35 million. (the “Line of Credit”). The Line of Credit is secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. The Line of Credit has a floating interest rate for the first year of 1) 1.5% over the 30-day LIBOR Rate (as defined), or 2) the Bank’s Base Rate (as defined), at the Company’s discretion. Any amount set aside or reserved to sweep nightly against the operating account will be at the Bank's Base Rate. Thereafter, the interest rate will vary based upon the Company’s leverage ratio.
The Line of Credit is payable in full on August 1, 2011, but maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank. The Line of Credit has the following debt covenants: 1) Debt (as defined) to Tangible Net Worth (as defined) ratio of not more than 1.5:1.0, 2) Funded Debt (as defined) to EBITDA (as defined) ratio of not more than 2.5:1.0, and 3) EBIT (as defined) to Interest Expense (as defined) ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
OVERVIEW
Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly-owned companies and independent distributors with some direct accounts. Sales outside the United States for the Quarter ended July 2, 2005, were 50% of total net sales.
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
The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index was 53.8 at the end of June 2005 compared to 61.1 at the end of June 2004. When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy.
Results for the second quarter
(Dollars in millions except net income per share)

	July 2,	June 26,
	2005	2004	Increase

Three Months Ended
Net Sales	$31.0	$26.5	17%
Net Income	$3.5	$2.6	35%
Net Income per share:
Basic	$0.33	$0.25	32%
Fully Diluted	$0.32	$0.25	28%

Six Months Ended
Net Sales	$60.1	$47.9	25%
Net Income	$7.0	$3.9	79%
Net Income per share:
Basic	$0.65	$0.39	66%
Fully Diluted	$0.65	$0.38	71%

Business conditions in the second quarter helped produce strong sales and record earnings. Earnings continued to be bolstered by the high level of productivity throughout the Company. Revenues continued to grow, being driven by delivery performance, the Sun website, the Company’s global channel partners, sales of valve packages and its electrically actuated cartridges.
On June 28, 2005, the Company secured an equity position in White Oak Controls, which designs and produces complementary electronic control products. The Company is working together with White Oak to develop electronic products that will enhance its next generation of valve package offerings.
The Company is pleased that its performance has resulted in its inclusion in this year’s Russell 2000® Index. Management believes that this helps improve the visibility of the Company as an attractive long-term investment.
Outlook
The Company estimates sales for the third quarter will be $28 million, a 20% increase over the third quarter last year. Net income is forecasted to be between $0.24 and $0.27 per share, compared to $0.18 per share in the third quarter last year.
COMPARISON OF THE THREE MONTHS ENDED JULY 2, 2005 AND JUNE 26, 2004
Net Sales
Net sales were $31.0 million, an increase of $4.5 million, or 16.9%, compared to $26.5 million in 2004. The increase was due in large part to the continued growth of the manufacturing sector, particularly in North America where sales increased 15.9%, as shipments within the U.S. increased 14.8% and Canadian shipments increased 27.7%.
European sales increased 19.5%, or $1.4 million, to $8.7 million. Sales to France increased 7.9%, to Germany 20.5%, and to the U.K. 5.1%. Significant increases were also noted in Finland, Italy, Ireland and the Netherlands.
Asian sales increased 20.5%, or $0.8 million, to $4.5 million, led by domestic sales in Korea and China.
Gross Profit
Gross profit increased $1.7 million, or 20.3%, to $10.1 million. Gross profit as a percentage of net sales increased to 32.5% in the second quarter of 2005, compared to 31.6% in the second quarter last year. Gross profit increases related to higher sales volume were partially offset by increased material cost of parts and raw materials, primarily in the U.S.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses increased 7.8%, or $0.3 million, to $4.5 million compared to the same quarter last year. The increase was primarily due to increased audit and contract labor fees, including Sarbanes-Oxley 404 compliance, personnel related expenses, and costs for a bi-annual European trade show.
Interest Expense
Interest expense for the quarter ended July 2, 2005, remained flat at $0.1 million compared to the quarter ended June 26, 2004. Total average debt for the quarter ended July 2, 2005, was $11.7 million compared to $16.1 million for the quarter ended June 26, 2004. Although average debt outstanding decreased by $4.4 million, the average interest rate during the second quarter of 2005 was 5.0%, compared to 3.3% in 2004.

Foreign Currency Transaction Gain
Foreign currency gains were $0.1 million for the quarter ended July 2, 2005, primarily due to the gains of the Won and Pound in the Korean and U.K. operations, respectively, against the U. S. Dollar. There was no effect on income from foreign currency transactions for the quarter ended June 26, 2004.
Income Taxes
The provision for income taxes for the quarter ended July 2, 2005, was 36.7% of pretax income compared to 37.1% for the quarter ended June 26, 2004. The change was due to the relative mix of income and different tax rates in effect among the countries in which the Company sells its products.
COMPARISON OF THE SIX MONTHS ENDED JULY 2, 2005 AND JUNE 26, 2004
The Company’s fiscal year ends on the Saturday nearest to the end of the month of December. Each quarter consists of two 4-week periods and one 5-week period. The 2005 fiscal year will end on December 31, 2005, resulting in a 53-week year. As a result of the 2004 fiscal year ending December 25, 2004, the year-to-date period ending July 2, 2005, consists of three 4-week periods and three 5-week periods.
Net Sales
Net sales were $60.1 million, an increase of $12.2 million, or 25.4%. This increase reflected the economic recovery of the manufacturing sector in the United States, increased domestic sales in Korea and China, and strong demand in Europe and Scandinavia.
Gross Profit
Gross profit increased 35%, or $5.1 million. Gross profit as a percentage of net sales increased to 33.0% from 30.7% last year. A moderate and selective sales price increase in January this year, coupled with increased sales volume and improved productivity, offset the increased cost of parts and raw materials.
Selling, Engineering, and Administrative Expenses
Selling, engineering and administrative expenses increased 5.9%, or $0.5 million, to $8.7 million compared to last year. The increase was primarily due to increased audit and contract labor fees related to 2005, including Sarbanes-Oxley 404 compliance, personnel related expenses, and costs for a bi-annual European trade show.
Interest Expense
Interest expense for the six months ended July 2, 2005, remained flat at $0.3 million compared to the six months ended June 28, 2003. Total average debt for the period ended July 2, 2005, was $11.9 million compared to $16.5 million for the period ended June 26, 2004. Although average debt outstanding decreased during the period ended July 2, 2005, the average interest rate on variable debt increased from the period ended June 26, 2004.
Foreign Currency Transaction Gain
Foreign currency gains were $0.3 million for the six months ended July 2, 2005. While the Euro, the Korean Won and the British Pound made gains against the U.S. dollar during the six months ended July 2, 2005, the U.K. operations experienced losses related to sales conducted in U.S. dollars. There was no effect on income from foreign currency transactions for the six months ended June 26, 2004.

Income Taxes
The provision for income taxes for the six months ended July 2, 2005, was 36.9% of pretax income compared to 36.3% for the six months ended June 26, 2004. The change was due to the relative mix of income and different tax rates in effect among the countries in which the Company sells its products.
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
Cash from operations for the six months ended July 2, 2005, was $8.4 million, compared to $6.0 million for the six months ended June 26, 2004. The $3.1 million increase in net income was offset by working capital changes related to increased volume. Days sales outstanding (DSO) were 34 and 33 at July 2, 2005, and June 26, 2004, respectively. Inventory turns were 10.7 as of July 2, 2005, compared to 10.8 as of June 26, 2004.
Capital expenditures, consisting primarily of purchases of machinery and equipment, were $3.6 million for the six months ended July 2, 2005, compared to $2.5 million for the six months ended June 26, 2004. Capital expenditures for the year are projected to be approximately $7.2 million.
The Company declared quarterly dividends of $0.05 per share to shareholders of record June 30, 2005, payable on July 15, 2005. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.
On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. with Fifth Third Bank (the “Bank”). The new financing consists of a secured revolving line of credit of $35 million. (the “Line of Credit”). The Line of Credit is secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. The Line of Credit has a floating interest rate for the first year of 1) 1.5% over the 30-day LIBOR Rate (as defined), or 2) the Bank’s Base Rate (as defined), at the Company’s discretion. Any amount set aside or reserved to sweep nightly against the operating account will be at the Bank's Base Rate. Thereafter, the interest rate will vary based upon the Company’s leverage ratio.
The Line of Credit is payable in full on August 1, 2011, but maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank. The Line of Credit has the following debt covenants: 1) Debt (as defined) to Tangible Net Worth (as defined) ratio of not more than 1.5.1.0, 2) Funded Debt (as defined) to EBITDA (as defined) ratio of not more than 2.5:1.0, and 3) EBIT (as defined) to Interest Expense (as defined) ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank.
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

Off Balance Sheet Arrangements
The Company uses the equity method of accounting to account for its investments in Sun China and WhiteOak. The Company does not have a majority ownership in or exercise control over either of the entities. The Company does not believe that its investments in Sun China or WhiteOak qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor are they material to the financial statements of the Company at July 2, 2005.
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
Accruals
The Company makes estimates related to certain employee benefits and miscellaneous accruals. Estimates for employee benefit accruals are based on information received from plan administrators in conjunction with management’s assessments of estimated liabilities related to workers’ compensation, health care benefits, and annual contributions to an employee stock ownership plan (“ESOP”), established in 2004 as part of the Company’s retirement plan. Estimates for miscellaneous accruals are based on management’s assessment of estimated liabilities for costs incurred.
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
Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business” (including under the subheading “Business Risk Factors”) in the Company’s Form 10-K for the year ended December 25, 2004, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in

this Form 10-Q for the quarter ended July 2, 2005. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company had approximately $10.0 million in variable-rate debt outstanding at July 2, 2005. The Company has managed this risk by its ability to select the interest rate on its debt financing at LIBOR plus 1.9% or its lender’s prime rate, whichever is more advantageous. Beginning in July 2004, the interest rate on its debt financing will remain variable based upon the Company’s leverage ratio. At July 2, 2005, a 1% change in interest rates up or down would have affected the Company’s income statement on an annual basis by approximately $100,000 at the current, variable-rate outstanding debt level. At June 26, 2004, the Company had $12.7 million in variable-rate debt outstanding and, as such, a 1% change in interest rates up or down would have affected the Company’s income statement on an annual basis by approximately $127,000.
The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany, and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.
Item 4. CONTROLS AND PROCEDURES
As of July 2, 2005, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2005, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
There were no significant changes in the Company’s internal controls over financial reporting during the period ended July 2, 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company did not purchase any shares during the second quarter under the plan. The total number of shares that have been purchased through the plan is 7,600. There is approximately $2.4 million of Company stock that may still be purchased by the Company.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Shareholders of the Company was held on June 11, 2005. At the meeting, the following actions were taken by the shareholders:
Christine L. Koski, Hirokatsu Sakamoto and David N. Wormley were reelected as Directors until the Annual Meeting in the year 2008, until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and withheld were as follows:

	Voted For	Withheld
Christine L. Koski	6,603,584	0
Hirokatsu Sakamoto	6,603,584	0
David N. Wormley	6,603,584	0
Item 5. Other Information.
None.

Item 6. Exhibits.
Exhibits:

Exhibit
Number	Exhibit Description
10.1+	Sun Hydraulics Corporation 2004 Nonemployee Director Equity and Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 15, 2005.

SUN HYDRAULICS CORPORATION

By:	/s/ Richard J. Dobbyn

Richard J. Dobbyn Chief Financial Officer (Principal Financial and Accounting Officer)