Form 10-Q
period 2005-10-01
SUN HYDRAULICS CORP
filed 2005-11-15
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005	Commission file number 0-21835
SUN HYDRAULICS CORPORATION
(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1500 WEST UNIVERSITY PARKWAY
SARASOTA, FLORIDA	34243

(Address of Principal Executive Offices)	(Zip Code)
941/362-1200

(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The Registrant had 10,911,002 shares of common stock, par value $.001, outstanding as of November 4, 2005.

Sun Hydraulics Corporation
INDEX
For the quarter ended October 1, 2005

PART I: FINANCIAL INFORMATION
Item 1.
Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	October 1, 2005	December 25, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,809	$9,300
Restricted cash	423	462
Accounts receivable, net of allowance for doubtful accounts of $160 and $170	10,697	8,611
Inventories	7,911	7,105
Deferred income taxes	392	392
Other current assets	900	776

Total current assets	27,132	26,646

Property, plant and equipment, net	44,315	43,687
Other assets	1,796	1,475

Total assets	$73,243	$71,808

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,740	$2,536
Accrued expenses and other liabilities	4,511	4,609
Long-term debt due within one year	454	1,058
Dividends payable	1,091	522
Taxes payable	302	1,198

Total current liabilities	10,098	9,923

Long-term debt due after one year	2,021	11,196
Deferred income taxes	4,980	4,986
Other noncurrent liabilities	286	300

Total liabilities	17,385	26,405

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 10,906,248 and 10,441,920 shares outstanding	11	10
Capital in excess of par value	32,686	28,579
Unearned compensation related to outstanding restricted stock	(381)	(608)
Retained earnings	21,607	13,867
Accumulated other comprehensive income	1,935	3,566
Treasury stock	—	(11)

Total shareholders’ equity	55,858	45,403

Total liabilities and shareholders’ equity	$73,243	$71,808

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	October 1, 2005	September 25, 2004
	(unaudited)	(unaudited)
Net sales	$28,726	$23,164

Cost of sales	19,701	16,117

Gross profit	9,025	7,047

Selling, engineering and administrative expenses	4,644	4,002

Operating income	4,381	3,045

Interest expense	102	123
Foreign currency transaction gain	(23)	(43)
Miscellaneous expense/(income), net	100	(7)

Income before income taxes	4,202	2,972

Income tax provision	1,284	1,092

Net income	$2,918	$1,880

Basic net income per common share	$0.27	$0.18

Weighted average basic shares outstanding	10,894	10,343

Diluted net income per common share	$0.27	$0.18

Weighted average diluted shares outstanding	10,991	10,459

Dividends declared per share	$0.100	$0.050
The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Nine months ended
	October 1, 2005	September 25, 2004
	(unaudited)	(unaudited)

Net sales	$88,819	$71,077

Cost of sales	59,956	49,338

Gross profit	28,863	21,739

Selling, engineering and administrative expenses	13,387	12,262

Operating income	15,476	9,477

Interest expense	385	405
Foreign currency transaction gain	(290)	(75)
Miscellaneous expense/(income), net	78	(25)

Income before income taxes	15,303	9,172

Income tax provision	5,384	3,343

Net income	$9,919	$5,829

Basic net income per common share	$0.92	$0.57

Weighted average basic shares outstanding	10,797	10,217

Diluted net income per common share	$0.91	$0.57

Weighted average diluted shares outstanding	10,893	10,304
Dividends declared per share	$0.225	$0.140
The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)						Unearned
						compensation		Accumulated
					Capital in	related to		other
	Preferred	Preferred	Common	Common	excess of	restricted	Retained	comprehensive	Treasury
	shares	stock	shares	stock	par value	stock	earnings	income	stock	Total
Balance, December 25, 2004	—	$—	10,442	$10	$28,579	$(608)	$13,867	$3,566	$(11)	$45,403
Recognition of unearned compensation, restricted stock						227				227
Shares issued, stock options			347	1	2,366					2,367
Shares issued, ESPP			10		111					111
Shares issued, ESOP			110		1,058					1,058
Purchase and retirement of treasury stock			(3)		(38)				11	(27)
Stock option income tax benefit					610					610
Dividends declared							(2,179)			(2,179)
Comprehensive income:
Net income							9,919			9,919
Foreign currency translation adjustments								(1,631)		(1,631)

Comprehensive income										8,288

Balance, October 1, 2005	—	$—	10,906	$11	$32,686	$(381)	$21,607	$1,935	$—	$55,858

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows	Nine months ended
(in thousands)	October 1, 2005	September 25, 2004
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$9,919	$5,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,172	4,073
Loss on disposal of assets	18	43
Provision for deferred income taxes	(6)	(93)
Allowance for doubtful accounts	(10)	6
Stock-based compensation expense	245	186
(Increase) decrease in:
Accounts receivable	(2,076)	(2,211)
Inventories	(806)	(173)
Other current assets	(124)	(56)
Other assets	72	31
Increase (decrease) in:
Accounts payable	1,204	(226)
Accrued expenses and other liabilities	960	1,533
Taxes payable	(286)	2,050
Other liabilities	(14)	(23)

Net cash provided by operating activities	13,268	10,969

Cash flows from investing activities:
Investment in WhiteOak	(400)	—
Capital expenditures	(6,207)	(3,531)
Proceeds from dispositions of equipment	1	19

Net cash used in investing activities	(6,606)	(3,512)

Cash flows from financing activities:
Proceeds from debt	10,099	—
Repayment of debt	(19,878)	(5,837)
Proceeds from exercise of stock options	2,348	1,387
Proceeds from stock issued	111	—
Payments for purchase of treasury stock	(27)	(657)
Proceeds from reissuance of treasury stock	—	589
Dividends to shareholders	(1,609)	(885)

Net cash used in financing activities	(8,956)	(5,403)

Effect of exchange rate changes on cash and cash equivalents	(236)	359

Net (decrease) increase in cash and cash equivalents	(2,530)	2,413

Cash and cash equivalents, beginning of period	9,762	5,219

Cash and cash equivalents, end of period	$7,232	$7,632

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$385	$405
Income taxes	$6,286	$1,386
The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
1. BASIS OF PRESENTATION AND SUMMARY OF BUSINESS
Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, and China. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility. Sun Hydraulics acquired a 40% equity method investment in WhiteOak Controls, Inc. (“WhiteOak”), on June 28, 2005 (see Note 3). WhiteOak, located in Mediapolis, Iowa, designs and produces complementary electronic control products.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 25, 2004, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 24, 2005. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and nine month periods ended October 1, 2005, are not necessarily indicative of the results that may be expected for the period ending December 31, 2005.
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

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004

Net Income as Reported	$2,918	$1,880	$9,919	$5,829

Stock-based compensation reported in net income, net of related taxes	48	35	144	117

Stock compensation expense calculated under FAS 123, net of related taxes	(67)	(49)	(223)	(159)

Pro Forma Net Income	$2,899	$1,866	$9,840	$5,787

Basic net income per common share:
As reported	$0.27	$0.18	$0.92	$0.57
Pro forma	$0.27	$0.18	$0.91	$0.57

Diluted net income per common share:
As reported	$0.27	$0.18	$0.91	$0.57
Pro forma	$0.26	$0.18	$0.90	$0.56

Assumptions
Risk-free interest rate	4.22%	4.03%	4.22%	4.03%
Expected lives (in years)	6.5	6.5	6.5	6.5
Expected volatility	30.32%	40.00%	30.32%	40.00%
Dividend yield	2.19%	1.53%	2.19%	1.53%
Earnings per share
The following table represents the computation of basic and diluted earnings per common share as required by FAS No. 128, Earnings Per Share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004

Net income	$2,918	$1,880	$9,919	$5,829
Weighted average basic shares outstanding	10,894	10,343	10,797	10,217
Basic net income per common share	$0.27	$0.18	$0.92	$0.57
Effect of dilutive stock options	97	116	96	87
Weighted average diluted shares outstanding	10,991	10,459	10,893	10,304
Diluted net income per common share	$0.27	$0.18	$0.91	$0.57
Diluted earnings per common share excludes antidilutive stock options of approximately 68 for the periods ended September 25, 2004.

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
52-53 Week Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to the end of the month of December. Each quarter consists of two 4-week periods and one 5-week period. The 2005 fiscal year will end on December 31, 2005, resulting in a 53-week year. As a result of the 2004 fiscal year ending December 25, 2004, the year-to-date period ending October 1, 2005, consists of five 4-week periods and four 5-week periods.
3. ACQUISITIONS
On June 28, 2005, Sun Hydraulics acquired shares of common stock representing 40% of the outstanding shares of WhiteOak Controls, Inc. (“WhiteOak”). WhiteOak designs and produces electronic amplifiers and other control products. The Company, together with WhiteOak, will co-develop products to be used in and in conjunction with other Company products. The acquisition price paid by the Company was $400. The excess paid over pro rata share of net assets of $274 is being classified as developed technology and is being amortized over a period of 10 years.
4. RESTRICTED CASH
The restricted cash balance at October 1, 2005, consisted of $423 in reserves as a required deferment for customs and excise taxes in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K.
5. INVENTORIES

	October 1, 2005	December 25, 2004

Raw materials	$2,523	$2,523
Work in process	2,916	2,487
Finished goods	2,720	2,402
Provision for slow moving inventory	(248)	(307)

Total	$7,911	$7,105

6. GOODWILL
On October 1, 2005, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 25, 2004. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of October 1, 2005, no factors were identified that indicated impairment of the carrying value of the goodwill.
7. LONG-TERM DEBT

	October 1, 2005	December 25, 2004

$11,000 five-year note, collateralized by U.S. real estate and equipment and a 65% stock pledge in the foreign subsidiaries, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2008.	$—	$10,220

$12,000 revolving line of credit, collateralized by U.S. real estate and equipment and a 65% stock pledge in the foreign subsidiaries, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2006.	—	—

$35,000 revolving line of credit, collateralized by U.S. assets, interest rate Libor + 1.5% or Bank’s Base Rate at Company’s discretion ( 5.228% at October 1, 2005), due August 1, 2011.	999	—

$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	687	947
10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	728	1,009

Other	61	78

	2,475	12,254
Less amounts due within one year	(454)	(1,058)

Total	$2,021	$11,196

On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. with Fifth Third Bank (the “Bank”). The new financing consists of a secured revolving line of credit of $35 million (the “Line of Credit”). The Line of Credit is secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. The Line of Credit has a floating interest rate for the first year of 1) 1.5% over the 30-day LIBOR Rate (as defined), or 2) the Bank’s Base Rate (as defined), at the Company’s discretion. Thereafter, the interest rate will vary based upon the Company’s leverage ratio. The Line of Credit is payable in full on August 1, 2011, but maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank. At October 1, 2005, the Line of Credit had an outstanding balance of $999.
The Line of Credit is subject to debt covenants including: 1) Debt (as defined) to Tangible Net Worth (as defined) ratio of not more than 1.5:1.0, 2) Funded Debt (as defined) to EBITDA (as defined) ratio of not more than 2.5:1.0, and 3) EBIT (as defined) to Interest Expense (as defined) ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of October 1, 2005, the Company was in compliance with all debt covenants.

8. SEGMENT REPORTING
The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers and distributors of hydraulic components. The Company is multinational with operations in the United States, and subsidiaries in the United Kingdom, Germany, Korea, and France. Amounts for France, due to their immateriality, are included with the U.S. In computing operating profit for the foreign subsidiaries, no allocations of general corporate expenses have been made. Management bases its financial decisions by the geographical location of its operations.
Identifiable assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company.
Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated

Three Months
Ended October 1, 2005
Sales to unaffiliated customers	$18,118	$2,992	$3,736	$3,880	$—	$28,726
Intercompany sales	5,179	—	16	721	(5,916)	—
Operating income	3,121	377	617	270	(4)	4,381
Depreciation	973	37	121	255	—	1,386
Capital expenditures	1,733	7	712	117	—	2,569

Three Months
Ended October 1, 2004
Sales to unaffiliated customers	$14,676	$1,900	$3,390	$3,198	$—	$23,164
Intercompany sales	4,112	—	19	465	(4,596)	—
Operating income	1,921	201	791	135	(3)	3,045
Depreciation	960	34	132	259	—	1,385
Capital expenditures	883	32	38	99	—	1,052

Nine Months
Ended October 1, 2005
Sales to unaffiliated customers	$55,821	$8,909	$11,914	$12,175	$—	$88,819
Intercompany sales	16,614	—	59	2,068	(18,741)	—
Operating income	10,855	1,174	2,705	923	(181)	15,476
Depreciation	2,934	112	340	779	—	4,165
Capital expenditures	4,565	14	806	822	—	6,207

Nine Months
Ended September 25, 2004
Sales to unaffiliated customers	$44,566	$6,744	$9,860	$9,907	$—	$71,077
Intercompany sales	12,029	—	52	1,301	(13,382)	—
Operating income	6,361	776	2,013	338	(11)	9,477
Depreciation	2,835	102	341	795	—	4,073
Capital expenditures	2,921	40	105	465	—	3,531
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly-owned companies and independent distributors with some direct accounts. Sales outside the United States for the Quarter ended October 1, 2005, were 50% of total net sales.
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
Industry conditions
Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products decreased -16%, -3% and -2% in 2001, 2002 and 2003, respectively. This trend reversed in 2004 as the United States index of shipments of hydraulics products increased 25%. The index of shipments has continued to show growth through August 2005, increasing 17%.
The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index was 59.4 at the end of September 2005 compared to 58.5 at the end of September 2004. When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy.

Results for the third quarter
(Dollars in millions except net income per share)

	October 1,	September 25,
	2005	2004	Increase

Three Months Ended
Net Sales	$28.7	$23.2	24%
Net Income	$2.9	$1.9	53%
Net Income per share:
Basic	$0.27	$0.18	50%
Diluted	$0.27	$0.18	50%

Nine Months Ended
Net Sales	$88.8	$71.1	25%
Net Income	$9.9	$5.8	71%
Net Income per share:
Basic	$0.92	$0.57	61%
Diluted	$0.91	$0.57	60%
The Company had another excellent quarter with sales increasing 24% bringing year to date sales to 25% over last year. The Company is confident going into the fourth quarter, as economic indicators in the U.S. capital goods market remain strong. The PMI, which Sun’s business historically tracks, continues to show purchasing strength in the economy.
The Company continues to strengthen its balance sheet by building cash and paying down debt. In September, the Company doubled its quarterly dividend from $0.05 to $0.10. It is also in a great position to take advantage of potential future internal or external investment opportunities through utilization of its new $35 million credit facility.
In addition to Robert W. Baird, which has provided independent research coverage on Sun Hydraulics since 1997, Westminster Securities Corporation initiated independent research on the Company in October, 2005.
The Company’s CFO, Dick Dobbyn, will be retiring early next year, and Tricia Fulton will assume the CFO position. Ms. Fulton has been with the Company since 1997 and has worked closely with Mr. Dobbyn since this time. The Company is proud that it was able to fill this important position from inside and has complete confidence that Ms. Fulton will do an outstanding job. Mr. Dobbyn, who will retain the CFO position through the close of 2005, will continue to work with the Company in an advisory role, including work on special projects.
Outlook
Historically, demand in the fourth quarter slows compared to prior periods, particularly in foreign markets. The Company estimates sales for the fourth quarter will be approximately $27 million, a 15% increase over the fourth quarter last year, and annual sales will be approximately $116 million, a 22% increase compared to 2004. Fourth quarter earnings per share are estimated to be between $0.20 and $0.23 per share, compared to $0.19 per share in the fourth quarter last year.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 1, 2005 AND SEPTEMBER 25, 2004
Net Sales
Net sales were $28.7 million, an increase of $5.5 million, or 24.0%, compared to $23.2 million in 2004. The increase was due in large part to the continued growth of the manufacturing sector, particularly in North America where sales increased 22.2%, as shipments within the U.S. increased 21.5% and Canadian shipments increased 30.0%.
European sales increased 15.9%, or $1.1 million, to $7.9 million. Significant increases were noted in Finland, Sweden, Italy and the Netherlands.
Asian sales increased 52.8%, or $1.5 million, to $4.3 million, led by domestic sales in Korea and China.
Gross Profit
Gross profit increased $2.0 million, or 28.1%, to $9.0 million. Gross profit as a percentage of net sales increased to 31.4% in the third quarter of 2005, compared to 30.4% in the third quarter last year. Gross profit increases primarily related to higher sales volume.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses increased 16.0%, or $0.6 million, to $4.6 million compared to the same quarter last year. The increase was primarily due to increased audit and contract labor fees, including Sarbanes-Oxley 404 compliance, foreign compensation expense, and a write-off of the remaining deferred loan costs related to the extinguishment of debt.
Interest Expense
Interest expense for the quarter ended October 1, 2005, remained flat at $0.1 million compared to the quarter ended September 25, 2004. Total average debt for the quarter ended October 1, 2005, was $7.0 million compared to $13.6 million for the quarter ended September 25, 2004. Although average debt outstanding decreased during the period ended October 1, 2005, the average interest rate on variable debt increased from the period ended September 25, 2004.
Foreign Currency Transaction Gain
There was minimal impact to net income in the quarters ended October 1, 2005, and September 25, 2004, as a result of foreign currency transactions.
Miscellaneous Expense/(Income), Net
Miscellaneous expense increased $0.1 million compared to the quarter ended September 25, 2004. The increase was due to expenses related to a sales tax audit in Florida, which was completed during the quarter.
Income Taxes
The provision for income taxes for the quarter ended October 1, 2005, was 30.6% of pretax income compared to 36.7% for the quarter ended September 25, 2004. The change was attributable to a change in the U.S. effective tax rate of approximately 1% for some additional permanent benefits estimated this quarter and a true-up to the Company’s completed 2004 U.S. tax return.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 1, 2005 AND SEPTEMBER 25, 2004
The Company’s fiscal year ends on the Saturday nearest to the end of the month of December. Each quarter consists of two 4-week periods and one 5-week period. The 2005 fiscal year will end on December 31, 2005, resulting in a 53-week year. As a result of the 2004 fiscal year ending December 25, 2004, the year-to-date period ending October 1, 2005, consists of five 4-week periods and four 5-week periods.
Net Sales
Net sales were $88.8 million, an increase of $17.7 million, or 25.0%. This increase reflected the continued economic recovery of the manufacturing sector in the United States, increased domestic sales in Korea and China, and strong demand in Continental Europe and Scandinavia.
Gross Profit
Gross profit increased 32.8%, or $7.1 million. Gross profit as a percentage of net sales increased to 32.5% from 30.6% last year. A moderate and selective sales price increase in January this year, coupled with increased sales volume and improved productivity, offset the increased cost of parts and raw materials.
Selling, Engineering, and Administrative Expenses
Selling, engineering and administrative expenses increased 9.2%, or $1.1 million, to $13.4 million compared to last year. The increase was primarily due to increased audit and contract labor fees related to 2005, including Sarbanes-Oxley 404 compliance, personnel related expenses, foreign compensation expense, a write-off of the remaining deferred loan costs related to the extinguishment of debt and costs for a bi-annual European trade show.
Interest Expense
Interest expense for the nine months ended October 1, 2005, remained flat at $0.4 million compared to the nine months ended September 25, 2004. Total average debt for the period ended October 1, 2005, was $7.4 million compared to $15.3 million for the period ended September 25, 2004. Although average debt outstanding decreased during the period ended October 1, 2005, the average interest rate on variable debt increased from the period ended September 25, 2004.
Foreign Currency Transaction Gain
Foreign currency gains were $0.3 and $0.1 million for the nine months ended October 1, 2005, and September 25, 2004, respectively. While the Euro, the Korean Won and the British Pound made gains against the U.S. dollar during each of the nine month periods, the U.K. operations experienced losses related to sales conducted in U.S. dollars.
Miscellaneous Expense/(Income), Net
Miscellaneous expense increased $0.1 million compared to the quarter ended September 25, 2004. The increase was due to expenses related to a sales tax audit in Florida, which was completed during the quarter.
Income Taxes
The provision for income taxes for the nine months ended October 1, 2005, was 35.2% of pretax income compared to 36.4% for the nine months ended September 25, 2004. The change was primarily due to the relative mix of income and different tax rates in effect among the countries in which the Company sells its products.
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
Cash from operations for the nine months ended October 1, 2005, was $13.3 million, compared to $11.0 million for the nine months ended September 25, 2004. The $4.1 million increase in net income was offset by working capital changes related to increased volume. Days sales outstanding (DSO) were 34 and 33 at October 1, 2005, and September 25, 2004, respectively. Inventory turns were 10.0 as of October 1, 2005, compared to 9.5 as of September 25, 2004.
Capital expenditures, consisting primarily of purchases of machinery and equipment, were $6.2 million for the nine months ended October 1, 2005, compared to $3.5 million for the nine months ended September 25, 2004. Capital expenditures for the year are projected to be approximately $8.5 million.
The Company declared quarterly dividends of $0.10 per share to shareholders of record September 30, 2005, payable on October 15, 2005. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.
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
Off Balance Sheet Arrangements
The Company uses the equity method of accounting to account for its investments in Sun China and WhiteOak. The Company does not have a majority ownership in or exercise control over either of the entities. The Company does not believe that its investments in Sun China or WhiteOak qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor are they material to the financial statements of the Company at October 1, 2005.

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
Accruals
The Company makes estimates related to certain employee benefits and miscellaneous accruals. Estimates for employee benefit accruals are based on information received from plan administrators in conjunction with management’s assessments of estimated liabilities related to workers’ compensation, health care benefits and annual contributions to an employee stock ownership plan (“ESOP”), established in 2004 as part of the Company’s retirement plan. Estimates for miscellaneous accruals are based on management’s assessment of estimated liabilities for costs incurred.
FORWARD-LOOKING INFORMATION
Certain oral statements made by management from time to time and certain statements contained herein that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (i) the Company’s strategies regarding growth, including its intention to develop new products; (ii) the Company’s financing plans; (iii) trends affecting the Company’s financial condition or results of operations; (iv) the Company’s ability to continue to control costs and to meet its liquidity and other financing needs; (v) the declaration and payment of dividends; and (vi) the Company’s ability to respond to changes in customer demand domestically and internationally, including as a result of standardization. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur.
Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings “Business” (including under the subheading “Business Risk Factors”) in the Company’s Form 10-K for the year ended December 25, 2004, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended October 1, 2005. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company had approximately $1.1 million in variable-rate debt outstanding at October 1, 2005. The Company has managed this risk by its ability to select the interest rate on its debt financing at LIBOR plus 1.5% or the Bank’s Base Rate, whichever is more advantageous. Beginning in August 2006, the interest rate on its debt financing will remain variable based upon the Company’s leverage ratio. At October 1, 2005, a 1% change in interest rates up or down would have affected the Company’s income statement on an annual basis by approximately $11,000 at the current, variable-rate outstanding debt level.
The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.
Item 4. CONTROLS AND PROCEDURES
As of October 1, 2005, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 1, 2005, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
There were no significant changes in the Company’s internal controls over financial reporting during the period ended October 1, 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2004, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company stock, to be completed no later than January 15, 2006. The stock purchases will be made in the open market or through privately negotiated transactions. Market purchases will be made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchases was set based upon the anticipated number of shares that will be required to fund the Company’s ESOP and employee stock purchase plan, through fiscal year 2005.

The Company did not purchase any shares during the third quarter under the plan. The total number of shares that have been purchased through the plan is 7,600. Under the Plan, the Company may still purchase approximately $2.4 million of Company.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information. None.

Item 6.	Exhibits.
Exhibits:

Exhibit
Number	Exhibit Description
4.1	Credit and Security Agreement dated August 11, 2005, between the Company, as Borrower, and Fifth Third Bank, as Lender.

4.2	Renewal and Future Advance Revolving Line of Credit Promissory Note dated August 11, 2005, between the Company, as Borrower, and Fifth Third Bank, as Lender.

4.3	Renewed, Amended and Restated Mortgage and Security Agreement dated August 11, 2005, between the Company, as Mortgagor, and Fifth Third Bank, as Mortgagee.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 14, 2005.

SUN HYDRAULICS CORPORATION
By:	/s/ Richard J. Dobbyn
Richard J. Dobbyn
Chief Financial Officer (Principal Financial and Accounting Officer)