Form 10-K
period 2005-12-31
SUN HYDRAULICS CORP
filed 2006-03-15
CIK 1024795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number 0-21835
SUN HYDRAULICS CORPORATION
(Exact Name of Registration as Specified in its Charter)

Florida	59-2754337

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1500 West University Parkway
Sarasota, Florida	34243

(Address of Principal Executive Offices)	(Zip Code)
941/362-1200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.001 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq National Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $176,032,664.
As of March 3, 2006, there were 10,929,852 shares of common stock outstanding.

PART I
ITEM 1. BUSINESS
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
The Company sells its products primarily through a global network of independent fluid power distributors to a diverse universe of end users, for use in various “mobile” applications, such as construction, agricultural and utility equipment (historically, approximately 66% of net sales), and a broad array of “industrial” applications, such as machine tools and material handling equipment (historically, approximately 34% of net sales). While many of the Company’s end users are subject to cyclical demand for their products, the Company mitigates this exposure through the wide variety of applications and industries it serves. In 2005, sales to the Company’s largest distributor represented less than 7% of net sales, and approximately 50% of the Company’s net consolidated sales were outside the United States.
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
Expand Global Presence. The Company intends to continue to strengthen its global presence in the areas of distribution and international operations. The Company has strong distributor representation in most developed and developing markets, including North and South America, Western Europe, Asia, Australia, and South Africa. In 2005, the Company generated approximately 50% of its net sales outside the United States. The Company is continuing to expand its distribution arrangements in Eastern Europe and expand its market presence in China, Central and South America. The Company believes that further expansion of its international facilities will enhance its competitive position in certain foreign markets. In addition, custom manifolds provide an opportunity for operating units and distributors to offer significant value-added content through the local production of manifolds that incorporate the Company’s screw-in cartridge valves. This strategy helps minimize potential tariffs and duties that could inflate the price of the Company’s products in foreign markets.
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
Sell Through Distributors. Due to the variety of potential customers and the Company’s desire to avoid unnecessary bureaucracy, the sales function has been performed primarily by independent distributors. The Company has 66 distributors, 44 of which are located outside the United States, and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient and cost-effective fluid power systems for their customers. Many of these distributors sell products manufactured by other companies that allow them to provide a complete hydraulic system to the customer. The Company provides a high level of technical support to its distributors through open access to the Company’s engineering staff, technical documentation, and technical training programs.
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
Products
Screw-in Cartridge Valves
The Company designs and manufactures high-performance, screw-in hydraulic cartridge valves in five size ranges, suitable for flows from one to 400 gallons per minute and continuous operating pressures up to 5,000 pounds per square inch. The floating construction pioneered by the Company provides demonstrable performance and reliability advantages compared to most competitors’ product offerings due to its self-alignment characteristic that accommodates potential manufacturing deviations common in the thread-making operations of screw-in cartridge valves and manifolds. This floating construction significantly differentiates the Company from most of its competitors, which design and manufacture rigid screw-in cartridge valves that fit an industry common cavity. The floating construction of the Company’s screw-in cartridge valves eliminates the tendency of working parts inside the cartridge valves to bind when screwed into the manifold, which leads to unnecessary stress and, often, premature failure. Some competitors manufacture products that fit the Company’s cavity. Strategically, the Company believes the markets for its products will expand more rapidly if other sources are available for products that fit the Company’s cavity.
Manifolds
A manifold is a solid block of metal, usually aluminum or ductile iron, which is machined to create threaded cavities and channels into which screw-in cartridge valves can be installed and through which the hydraulic fluid flows. The manifolds manufactured by the Company are described below:
Standard Manifolds. The variety of standard, catalogued manifolds offered by the Company is unmatched by any screw-in cartridge valve or manifold competitor. These products allow customers to easily integrate the Company’s screw-in cartridge valves into their systems in many different ways. Once designed, standard manifolds require minimal, if any, maintenance engineering over the life of the product and can be readily manufactured at all of the Company’s operations.
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
The Company currently has 66 distributors, 44 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2005, sales to the Company’s largest distributor represented less than 7% of net sales and net sales outside of the United States represented approximately 50% of total net sales.
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
Employees
As of December 31, 2005, the Company had 597 full-time employees in the United States, 74 in England, 32 in Germany, one in France and 33 in Korea. The Company continues to focus its efforts on designing and manufacturing standard products, allowing it to maintain over 90% of its employees in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company’s operating units, and management believes that relations with its employees are good.

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
Available Information
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as its proxy statements and other materials which are filed with or furnished to the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through its website under the heading “Investor Relations — Reports — SEC Filings,” as soon as reasonably practicable after they are filed with, or furnished to, the SEC.
ITEM 1.A. — RISK FACTORS
FACTORS INFLUENCING FUTURE RESULTS - FORWARD - LOOKING STATEMENTS
This Annual Report contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about us, our beliefs, and assumptions made by us, including (i) our strategies regarding growth, including our intention to develop new products; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations; (iv) our ability to continue to control costs and to meet our liquidity and other financing needs; (v) the declaration and payment of dividends; and (vi) our ability to respond to changes in customer demand domestically and internationally, including as a result of standardization. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) conditions in the capital markets, including the interest rate environment and the availability of capital; (ii) changes in the competitive marketplace that could affect our revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iii) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and the following risk factors:
Sales in our industry are subject to economic cycles. The capital goods industry in general, and the hydraulic valve and manifold industry in particular, are subject to economic cycles, which directly affect customer orders, lead times and sales volume. The downturn in the industry from 2001 — 2003 had a material adverse effect on our business and results of operations. The strength of the economic recovery in 2004 and 2005 has and will continue to directly affect orders for our products.
Our products are subject to obsolescence due to technological change. The fluid power industry and its component parts are subject to technological change, evolving industry standards, changing customer requirements and improvements in and expansion of product offerings. If technologies or standards used in our products become obsolete, our business, financial condition and results of operations will be adversely affected. Although we believe that we have the technological capabilities to remain competitive, we cannot assure you that developments by others will not render our products or technologies obsolete or noncompetitive. See “Item 1 — Business — Strategy.”
We are subject to intense competition. The hydraulic valve industry is highly fragmented and intensely competitive, and we face competition from a large number of competitors, some of which are full-line producers and others that are niche suppliers like us. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by us. We believe that we compete based upon quality, reliability, price, value, speed of delivery and technological characteristics. Many of our screw-in cartridge valve competitors are owned by corporations that are significantly larger than us and have greater financial resources than we do. We cannot assure you that we will continue to be able to compete effectively with these companies.
The manifold business is also highly fragmented and intensely competitive. All of the major screw-in cartridge valve manufacturers either manufacture manifolds or have sources that they use on a regular basis. In addition, there are a number of independent manifold suppliers that produce manifolds incorporating various manufacturers’ screw-in cartridge valves, including those made by us. Finally, there are many small, independent machine shops that produce manifolds at very competitive prices. We believe that competition in the manifold business is based upon quality, price, proximity to the customer and speed of delivery. Many of our competitors have very low overhead structures and we cannot assure you that we will continue to be able to compete effectively with these companies.
In addition, we compete in the sale of hydraulic valves and manifolds with certain of our customers. Generally, these customers purchase cartridge valves from us to meet a specific need in a system that cannot be filled by any valve made by such customer. To the extent that we introduce new valves in the future that increase the competition between us and such customers, such competition could adversely affect our relationships with these customers.
The marketplace could adopt an industry standard cavity that would not accommodate our products. Our screw-in cartridge valves fit into a unique cavity for which, to date, few other manufacturers have designed products. Accordingly, our screw-in cartridge valves are not interchangeable with those of other manufacturers. Most competitive manufacturers produce screw-in cartridge valves that fit into an industry common cavity. There is an ongoing effort in the United States to produce a new standard for screw-in hydraulic cartridge valve cavities based on the industry common cavity. Additionally, the International Standards Organization (“ISO”) has an existing industry standard for screw-in hydraulic cartridge valve cavities, which is different from our cavity and the industry common cavity. In our view, the industry common cavity as well as the suggested standardized form of this cavity and the ISO standard cavity fail to address critical functional requirements, which could result in performance and safety problems of significant magnitude for end users. To our knowledge, no major competitor has converted its standard product line to fit the ISO standard cavity. Any move by a substantial number of screw-in cartridge valve and manifold manufacturers toward the adoption of ISO standard or another standard, based on the existing industry common cavity, could have a material adverse effect on our business, financial condition and results of operation. See “Item 1. — Business — Competition.”
We are subject to risks relating to international sales. In 2005, approximately 50% of our net sales were outside of the United States. We are expanding the scope of our operations outside the United States, both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of our net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions, and, particularly in emerging economies, potential political and economic instability and regional conflicts. Furthermore, our international operations generate sales in a number of foreign currencies, particularly British pounds, the Euro, and the Korean Won. Therefore, our financial condition and results of operation are affected by fluctuations in exchange rates between the United States dollar and these currencies. Any or all of these factors could have a material adverse effect on our business, financial condition and results of operations.
We are subject to various risks relating to our growth strategy. In pursuing our growth strategy, we intend to expand our presence in our existing markets and enter new markets. In addition, we may pursue acquisitions and joint ventures to complement our business. Many of the expenses arising from our expansion efforts may have a negative effect on operating results until such time, if at all, that these expenses are offset by increased revenues. We cannot assure you that we will be able to improve our market share or profitability, recover our expenditures, or successfully implement our growth strategy. See “Item 1 — Business — Strategy.”
Our expansion strategy also may require substantial capital investment for the construction of new facilities and their effective operation. We may finance the acquisition of additional assets using cash from operations, bank or institutional borrowings, or through the issuance of debt or equity securities. We cannot assure you that we will be able to obtain financing from bank or institutional sources or through the equity or debt markets or that, if available, such financing will be on terms acceptable to us.
We are dependent upon key employees and skilled personnel. Our success depends, to a significant extent, upon a number of key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Our future operating results depend to a significant degree upon the continued contribution of our key technical personnel and skilled labor force. Competition for management and engineering personnel is intense, and we compete for qualified personnel with numerous other employers, some of which have greater financial and other resources than we do. We conduct a substantial part of our operations at our facilities in Sarasota, Florida. Our continued success depends on our ability to attract and retain a skilled labor force at this location. While we have been successful in attracting and retaining skilled employees in the past, we cannot assure you that we will continue to be successful in attracting and retaining the personnel we require to develop, manufacture and market our products and expand our operations. See “Item 1 — Business — Employees.”
We are subject to the risk of liability for defective products. The application of many of our products entails an inherent risk of product liability. We cannot assure you that we will not face any material product liability claims in the future or that the product liability insurance we maintain at such time will be adequate to cover such claims.
We are subject to fluctuations in the prices of raw materials. The primary raw materials used in the manufacture of our products are aluminum, ductile iron and steel. We cannot assure you that prices for such materials will not increase or, if they do, that we will be able to increase the prices for our products to maintain our profit margins. Material costs have increased during the past fiscal year and are predicted to increase further. In January 2006, we initiated modest price increases on selected products; if the price increases do not adequately cover material cost increases, our operating results may be adversely affected.
We are dependent upon our parts suppliers. Our largest expense in the cost of sales is purchased cartridge valve parts. We cannot assure you that our manufacturing costs and output would not be materially and adversely affected by operational or financial difficulties experienced by one or more of our suppliers.
We are subject to the cost of environmental compliance and the risk of failing to comply with environmental laws. Our operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. We believe that our current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which could have a material adverse effect on our business, financial condition and results of operations. New laws and regulations, or stricter interpretations of existing laws or regulations, could have a material adverse affect on our business, financial condition and results of operations.
Our board may decide to reduce or eliminate dividends. Although we have paid a cash dividend each quarter since our common stock began trading in 1997, we cannot assure you that funds will be available for this purpose in the future. The declaration and payment of dividends is subject to the sole discretion of our board of directors and will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the board, and may be restricted by the terms of credit agreements that we may enter into.
Certain anti-takeover provisions may hinder or prevent a change in control. Our Articles of Incorporation provide for a classified board of directors. In addition, the Articles give the board of directors the authority, without further action by the shareholders, to issue and fix the rights and preferences of a new class, or classes, of preferred stock. These and other provisions of the Articles and our Bylaws may deter or delay changes in control, including transactions in which shareholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interests.
We are subject to control by certain shareholders and management. Members of the Koski family, including two Directors, Robert E. Koski, our founder and former Chairman, and Christine L. Koski, and their affiliates own or control approximately 32% of the outstanding shares of our common stock. Accordingly, the members of the Koski family have the ability to influence significantly the election of our directors and the outcome of certain corporate actions requiring shareholder approval, and to influence our business. Such influence could preclude any acquisition of the Company and could adversely affect the price of our common stock. Our directors and executive officers as a group beneficially own or control approximately 34% of the outstanding shares of our common stock. See “Item 12. — Security Ownership of Certain Beneficial Owners and Management.”
ITEM 2. PROPERTIES
The Company owns major facilities in the United States, United Kingdom, Germany, and Korea, as set forth below.
The Company owns a 66,000 square foot facility in Sarasota, Florida, which houses manufacturing, design, marketing and other administrative functions. The Sarasota facility is well suited for the design, testing and manufacture of the Company’s products.
The Company also owns a 77,000 square foot manufacturing facility in Manatee County, Florida. The Manatee County facility, constructed in 1997, has a productive capacity similar to the Sarasota facility.
The close proximity of the Florida facilities allows for quick change and the ability to shift resources, including machinery and people, to effectively meet changing business requirements.
Both facilities in Florida are encumbered by a revolving line of credit, which is due August 1, 2011. Monthly payment of interest only is due on the revolving line of credit, with a variable interest rate of LIBOR + 1.5% or the Bank’s Base Rate, at the Company’s discretion. At December 31, 2005, the Line of Credit had an outstanding balance of $1.0 million.
The Company also owns vacant land in Manatee County, Florida, for future expansion requirements. There is no mortgage on this property and the Company believes the land to be well suited to add over 30,000 square feet of manufacturing capacity.
The Company leases a 17,000 square foot manufacturing facility in Lenexa, Kansas, which is used to manufacture manifolds for the North American market.
The Company owns a 37,000 square foot facility in Coventry, England, free of any encumbrances. The facility, while primarily acting as a distributor, is also involved in cartridge assembly and manifold manufacturing.
The Company’s 45,000 square foot distribution and manufacturing facility in Erkelenz, Germany is encumbered by a mortgage loan, which is due September 30, 2008, and has a fixed interest rate of 6.05%. At December 31, 2005, the principal balance was $0.6 million. This facility is well suited to house equipment used for manufacturing and testing of the Company’s products. Currently, a small portion of the manufacturing area is utilized and the remainder is leased on an annual basis to an outside company.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Common Stock of the Company has been trading publicly under the symbol SNHY on the Nasdaq National Market since the Company’s initial public offering on January 9, 1997. The following table sets forth the high and low closing sale prices of the Company’s Common Stock as reported in the Nasdaq National Market and the dividends declared for the periods indicated. These stock prices and dividends are adjusted for a three-for-two stock split, effected in the form of a 50% stock dividend, which became effective on July 15, 2005.

	High	Low	Dividends
			declared
2004
First quarter	$7.207	$4.827	$0.027
Second quarter	11.860	6.007	0.033
Third quarter	12.280	8.013	0.033
Fourth quarter	10.753	7.500	0.050
2005
First quarter	$21.060	$9.667	$0.050
Second quarter	25.733	15.460	0.050
Third quarter	32.340	19.490	0.100
Fourth quarter	26.250	17.580	0.100
Holders
There were 99 shareholders of record of Common Stock on March 3, 2006. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 2,000 beneficial owners of Common Stock.
Dividends
Dividends were paid on the 15th day of each month following the date of declaration. The Company’s Board of Directors currently intends to continue to pay a quarterly dividend of at least $0.10 per share during 2006. However, the declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.
Stock Split
On June 10, 2005, the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record on June 30, 2005, which was paid on July 15, 2005. The Company issued approximately 3,600,000 shares of common stock as a result of the stock split. The effect of the stock split on outstanding shares, earnings per share and dividends per share has been retroactively applied to all periods presented.

Issuer Purchases of Equity Securities
The table below sets forth purchases of Company stock during the fourth quarter of fiscal 2005:
Issuer Purchases of Equity Securities (1)

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Average Price	Publicly Announced Plans	Purchased under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

October 2005	—	$—	—	$—
November 2005	—	$—	—	$—
December 2005	82,500	$18.87	82,500	$443,225

Total	82,500		82,500

(1) In December 2005, The Company’s Board of Directors authorized the repurchase of Company stock of up to $2.0 million, to be completed no later than January 15, 2007.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following summary should be read in conjunction with the consolidated financial statements and related notes contained herein. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business.”
The Company reports on a fiscal year that ends on the Saturday closest to December 31st. Each quarter generally consists of two 4-week periods and one 5-week period. As a result of the 2005 fiscal year ending December 31, 2005, the quarter ended April 2, 2005 consisted of one 4-week period and two 5-week periods, resulting in a 53-week year.

	Year Ended
	Dec 31, 2005	Dec 25, 2004	Dec 27, 2003	Dec 28, 2002	Dec 29, 2001
	(in thousands except per share data)
Statement of Operations:
Net sales	$116,757	$94,503	$70,798	$64,545	$64,983
Gross profit	36,918	28,535	18,486	15,964	14,625
Operating income	19,180	12,294	3,683	3,420	2,060
Income before income taxes	19,137	11,732	3,277	2,592	1,312

Net income	$12,808	$7,830	$2,176	$1,778	$950

Basic net income per common share	$1.18	$0.76	$0.22	$0.18	$0.10
Diluted net income per common share	$1.17	$0.76	$0.22	$0.18	$0.10

Dividends per common share	$0.30	$0.14	$1.44	$0.11	$0.11

Other Financial Data:
Depreciation and amortization	$5,604	$5,465	$5,152	$5,100	$5,426
Capital expenditures	8,813	4,987	3,076	5,870	4,022

Balance Sheet Data:
Cash and cash equivalents	$5,830	$9,762	$5,219	$3,958	$3,611
Working capital	16,391	16,723	12,663	12,828	12,778
Total assets	73,561	71,808	63,032	62,285	61,750
Total debt	2,384	12,254	18,207	9,611	10,663
Redeemable common stock	—	—	—	2,250	—
Shareholders’ equity	56,440	45,403	35,063	42,899	43,738

Quarterly Results of Operations
(unaudited, in thousands)

	For the Quarter Ended
	Dec 31,	Oct 1,	Jul 2,	Apr 2,
	2005	2005	2005	2005

Net sales	$27,938	$28,726	$31,014	$29,079
Gross profit	8,054	9,025	10,086	9,753
Operating income	3,702	4,381	5,562	5,533
Income before income taxes	3,833	4,202	5,583	5,518
Net income	$2,888	$2,918	$3,536	$3,466

Basic net income per common share	$0.26	$0.27	$0.33	$0.33
Diluted net income per common share	$0.26	$0.27	$0.32	$0.32

	Dec 25,	Sep 25,	Jun 26,	Mar 27,
	2004	2004	2004	2004

Net sales	$23,426	$23,164	$26,522	$21,390
Gross profit	6,796	7,047	8,386	6,305
Operating income	2,817	3,045	4,190	2,241
Income before income taxes	2,561	2,972	4,117	2,082
Net income	$2,001	$1,880	$2,591	$1,358

Basic net income per common share	$0.19	$0.18	$0.25	$0.13
Diluted net income per common share	$0.19	$0.18	$0.25	$0.13

	Dec 27,	Sep 27,	Jun 28,	Mar 29,
	2003	2003	2003	2003

Net sales	$17,610	$17,851	$18,912	$16,425
Gross profit	4,357	4,523	5,529	4,078
Operating income	1,044	919	1,262	458
Income before income taxes	839	784	1,280	374
Net income	$595	$509	$816	$256

Basic net income per common share	$0.06	$0.05	$0.09	$0.03
Diluted net income per common share	$0.06	$0.05	$0.09	$0.03

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned subsidiaries and independent distributors. Sales outside the United States for the year ended December 31, 2005, were approximately 50% of total net sales.
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
Company Focus
Since the capital goods rebound began in late 2003, the Company has realized robust growth in all areas of the world. Management believes there are five key reasons why:
•	Delivery performance,

•	New products, especially electro-hydraulic products,

•	Integrated packages,

•	Our geographic presence, and

•	Our website.
During the difficult times of 2001 and 2002, the Company kept its workforce fully intact, despite a severe decline in business. Manufacturing personnel reviewed and improved many processes to increase productivity. Existing products were redesigned to make them easier to manufacture. And many new products were released to complement what Management feels is the most extensive cartridge valve line in the world.
Many of the Company’s new products are electrically actuated cartridges, including solenoid and proportional valves. The new electrically actuated cartridges allowed new system opportunities by offering complete valve packages which could not be offered previously. This product line expansion allows integrated packages to be designed with 100% Sun content.
To support this effort, the Company has wholly-owned companies in North America, Europe and the Far East, augmented by what management believes to be the finest distribution network in the fluid power industry. The Company’s distributors know how to apply products and develop integrated solutions for the local market.
To tell the marketplace about all of these developments, the Company relies on www.sunhydraulics.com. The Company’s website is developed for serious design engineers. It provides all the detailed technical information and specifications to select, apply and obtain Sun products, 24 hours a day, seven days a week.
Industry Conditions
Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 13% and 25% in 2005 and 2004, respectively, after a decrease of 2% in 2003.
The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index was 55.6 at the end of December 2005 compared to 57.3 at the end of December 2004. When the PMI is over 50, it indicates economic expansion.
Results for the 2005 fiscal year
(Dollars in millions except net income per share)

	December 31,	December 25,
	2005	2004	Increase
Twelve Months Ended
Net Sales	$116.8	$94.5	24%
Net Income	$12.8	$7.8	64%
Net Income per share(1):
Basic	$1.18	$0.76	55%
Diluted	$1.17	$0.76	54%

Three Months Ended
Net Sales	$27.9	$23.4	19%
Net Income	$2.9	$2.0	45%
Net Income per share(1):
Basic	$0.26	$0.19	37%
Diluted	$0.26	$0.19	37%
Sales in 2005 were up 24%, following 33% growth in 2004. The Company grew in all geographic segments gaining market share. The Company is pleased with this year’s results and looks forward to 2006.
Order rates accelerated going into the new year, and have continued throughout the first quarter with run rates up over 28%. Capacity in the Company’s U.S. manufacturing facilities continues to increase as it refines production processes and adds new machinery. Shipping on time to its customers is still the Company’s main focus, and remains one of the keys to its success.
Sarbanes-Oxley
Sun completed documentation and testing for 2005 related to compliance with Sarbanes-Oxley, Section 404. The Company is pleased that the first year of SOX is behind it. The Company’s goal throughout the project was to comply fully with the law, contain project costs, and keep the disruption of the exercise on work flow to a minimum. The Company was able to accomplish this in year one and expects that it will do the same in year two.
Dividends
The Company declared quarterly dividends of $0.05, $0.05, $0.10, and $0.10 per share to shareholders of record on the last day of the first, second, third, and fourth quarters of 2005, respectively. These dividends were paid on the 15th day of each month following the date of declaration. Total dividends of $0.30 were paid to shareholders in 2005. In addition, the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record on June 30, 2005, which was paid on July 15, 2005.
Cash Flow
Net cash generated from operations for the year was $17.0 million, a $2.3 million increase compared to $14.7 million in 2004. Capital expenditures for the year were $8.8 million, cash on hand decreased $3.9 million to $5.8 million, debt decreased $9.9 million to $2.4 million, and $2.7 million was paid to shareholders in dividends.
Results of Operations
The following table sets forth, for the periods indicated, certain items in the Company’s statements of operations as a percentage of net sales.

	For the Year Ended
	Dec 31, 2005	Dec 25, 2004	Dec 27, 2003	Dec 28, 2002	Dec 29, 2001

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	31.6%	30.2%	26.1%	24.7%	22.5%
Operating income	16.4%	13.0%	5.2%	5.3%	3.2%
Income before income taxes	16.4%	12.4%	4.6%	4.0%	1.5%
Segment Information (in thousands)

	United		United
	States	Korea	Kingdom	Germany	Elimination	Consolidated

2005
Sales to unaffiliated customers	$73,998	$11,604	$16,054	$15,101	$—	$116,757
Intercompany sales	21,239	—	2,873	80	(24,192)	—
Operating income	13,443	1,520	1,260	3,145	(188)	19,180
Identifiable assets	50,019	4,958	12,403	8,777	(2,596)	73,561
Depreciation and amortization	3,944	149	1,025	473	—	5,591
Capital expenditures	7,007	29	934	843	—	8,813

2004
Sales to unaffiliated customers	$59,847	$8,723	$13,375	$12,558	$—	$94,503
Intercompany sales	15,702	—	1,812	66	(17,580)	—
Operating income	8,417	926	483	2,399	69	12,294
Identifiable assets	44,765	4,449	13,742	10,062	(1,210)	71,808
Depreciation and amortization	3,792	137	1,061	475	—	5,465
Capital expenditures	4,264	42	540	141	—	4,987

2003
Sales to unaffiliated customers	$43,503	$6,857	$11,346	$9,092	$—	$70,798
Intercompany sales	12,109	—	1,421	41	(13,571)	—
Operating income	2,160	689	(497)	1,192	139	3,683
Identifiable assets	40,691	3,111	8,087	12,409	(1,266)	63,032
Depreciation and amortization	3,630	123	380	1,019	—	5,152
Capital expenditures	1,914	265	149	748	—	3,076
Outlook for 2006
2006 first quarter sales are estimated to be $34 million, a 21% increase over last year on a calendarized basis. First quarter earnings per share are estimated to be between $0.35 and $0.37 per share, compared to $0.32 per share last year.
Comparison of Years Ended December 31, 2005 and December 25, 2004
Net Sales
Net sales were $116.8 million, an increase of $22.3 million, or 23.5%, compared to $94.5 million in 2004. Net sales increased 21% excluding the effect of exchange rates.
Net sales in the United States operation increased 23.7% with shipments to Asia up 14.0%, Canada up 38.1% and domestic shipments up 23.0%. Net sales in the United Kingdom operation increased 20.0%, primarily due to increases in domestic sales and sales to European distributors. German operation net sales increased 20.3%, with significant increases in domestic sales and sales to Italy, Switzerland and Austria. Net sales in the Korean operation increased 33.0%, due to increased domestic sales in Korea and sales to China.

Gross Profit
Gross profit increased 29.4% to $36.9 million in 2005, compared to $28.5 million in 2004. Gross profit as a percentage of net sales increased to 31.6% in 2005, compared to 30.2% in 2004. A moderate and selective sales price increase in January this year, coupled with increased sales volume and improved productivity, more than offset the increased cost of materials and labor.
Selling, Engineering, and Administrative Expenses
Selling, engineering and administrative expenses in 2005 were $17.7 million, a $1.5 million, or 9.2%, increase, compared to $16.2 million in 2004. The increase was primarily due to increased audit and contract labor fees related to 2005, including Sarbanes-Oxley 404 compliance, personnel related expenses, foreign compensation expense, a write-off of the remaining deferred loan costs related to the extinguishment of debt and costs for a bi-annual European trade show.
Interest Expense
Interest expense was $0.4 million and $0.5 million in 2005 and 2004, respectively. While average outstanding debt decreased $7.9 million, from $15.2 million in 2004 to $7.3 million in 2005, the average interest rate on variable debt increased from the period ended December 25, 2004, due to an increase in the LIBOR rate.
Foreign Currency Transaction (Gain) Loss
Foreign currency transaction gain in 2005 was $0.4 million, compared to a minimal impact on net income in 2004. The gain was primarily a result of the revaluation of United Kingdom balance sheet items which were held in U.S. dollars.
Miscellaneous (Income) Expense
Miscellaneous (income) expense had a minimal impact on net income in 2005 and 2004.
Income Taxes
The provision for income taxes for the year ended December 31, 2005, was 33.1% of pretax income compared to 33.3% for the year ended December 25, 2004. The decrease was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.
Comparison of Years Ended December 25, 2004 and December 27, 2003
Net Sales
Net sales in 2004 were $94.5 million, an increase of $23.7 million, or 33.5%, compared to $70.8 million in 2003. Net sales increased 29% excluding the effect of exchange rates.
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
Net cash flow from operations in 2005 was $17.0 million, compared to $14.7 million in 2004 and $9.5 million in 2003. The $2.3 million increase in the Company’s net cash flow from operations in 2005 was due primarily to the increase in net income of $5.0 million, which was partially offset by increases in tax assets, decreases in tax liabilities, and a decrease in accrued expenses and other liabilities. Cash on hand decreased $3.9 million from $9.8 million in 2004 to $5.8 million in 2005. Days sales outstanding increased slightly from 33 to 36 in 2005 and inventory turns improved from 9.6 to 10.1. The increase in the Company’s net cash flow from operations in 2004, compared to 2003 was due primarily to the increase in net income of $5.7 million, while working capital excluding cash remained relatively static.
Capital expenditures, consisting primarily of purchases of machinery and equipment, were $8.8 million in 2005, compared to $5.0 million in 2004 and $3.1 million in 2003. Capital expenditures in 2006 are projected to be $9.0 million.
On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. with Fifth Third Bank (the “Bank”). The new financing consists of a secured revolving line of credit of $35 million. (the “Line of Credit”). The Line of Credit is secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. The Line of Credit has a floating interest rate for the first year of 1) 1.5% over the 30-day LIBOR Rate (as defined), or 2) the Bank’s Base Rate (as defined), at the Company’s discretion. Thereafter, the interest rate will vary based upon the Company’s leverage ratio. The Line of Credit is payable in full on August 1, 2011, but maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank. At December 31, 2005, the Line of Credit had an outstanding balance of $1.0 million.
The Line of Credit is subject to debt covenants including: 1) Debt (as defined) to Tangible Net Worth (as defined) ratio of not more than 1.5:1.0, 2) Funded Debt (as defined) to EBITDA (as defined) ratio of not more than 2.5:1.0, and 3) EBIT (as defined) to Interest Expense (as defined) ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of December 31, 2005, the Company was in compliance with all debt covenants.
The Company declared the following quarterly dividends to shareholders of record on the last day of the respective quarter:

	2005	2004	2003
First quarter	$0.050	$0.027	$0.027
Second quarter	0.050	0.033	0.027
Third quarter	0.100	0.033	0.027
Fourth quarter	0.100	0.050	0.027
These dividends were paid on the 15th day of each month following the date of declaration. In addition, the Company declared a 50% stock dividend on June 30, 2005, and paid a special dividend of $1.33 per share totaling $13.3 million on August 18, 2003.
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
In December 2005, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of Company stock, to be completed no later than January 15, 2007. The stock purchases will be made in the open market or through privately negotiated transactions. Market purchases will be made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchases was set based upon the anticipated number of shares that will be required to fund the Company’s ESOP, and employee stock purchase plan, through fiscal year 2006. As of December 31, 2005, the Company had repurchased 82,500 shares on the open market at an average cost of $18.87 per share. Of the 82,500 shares purchased, 65,000 were retired prior to December 31, 2005.
Subsequent to December 31, 2005, the Company repurchased 12,700 shares on the open market at an average cost of $19.16 per share. Total purchases under the plan have amounted to $1.8 million.
In June 2004, the Company’s Board of Directors authorized the repurchase of approximately $0.4 million of outstanding Company stock on the open market. The stock purchased was used to offset the issuance of shares under the Company’s new ESOP. The Company purchased 48,000 shares, which were all granted to the ESOP.

In November 2004, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company stock, to be completed no later than January 15, 2006. The amount of the stock repurchases was set based upon the anticipated number of shares that were required to fund the Company’s ESOP, and employee stock purchase plan, through fiscal year 2005. The Company purchased 8,700 shares at an average cost of $9.52 per share and 2,700 shares at an average cost of $9.80 per share for the periods ending December 25, 2004 and December 31, 2005, respectively. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. All shares were retired during the year of purchase.
OTHER MATERIAL COMMITMENTS. Our contractual obligations and debt obligations as of December 31, 2005, are summarized in the table below (in thousands):

	Payments due by Period
		LESS THAN	1-3	3-5	MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS

Debt	$2,384	398	757	202	1,027

Operating leases	374	157	217	—	—

Other long term liabilities (1)	281	50	100	77	54

Total contractual obligations	$3,039	$605	$1,074	$279	$1,081

(1)	Other long term liabilities consist of deferred income of $227 and deferred compensation of $54. The deferred income is a result of the supply agreement with Mannesmann Rexroth, A.G., a German full-line hydraulic component and systems manufacturer, entered into during 1999. This agreement expires in 2010. Deferred compensation relates to Director compensation for attendance at Board meetings. Amounts will be paid upon an individual ceasing to be a Director of the Company.
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
Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards (“FAS”) No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“FAS 144”), long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.
The Company assesses the recoverability of goodwill and intangible assets not subject to amortization under FAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”). See Goodwill below.
Accounts Receivable
The Company sells to most of its customers on a recurring basis, primarily through distributors with which the Company maintains long-term relationships. As a result, bad debt experience has not been material. The allowance for doubtful accounts is determined on a specific identification basis by a review of those accounts that are significantly in arrears. There can be no assurance that a distributor or a large direct sale customer with overdue accounts receivable balances will not develop financial difficulties and default on payment. See Consolidated Balance Sheets for allowance amounts.

Inventory
The Company offers a wide variety of standard products and as a matter of policy does not discontinue products. On an ongoing basis, component parts found to be obsolete through design or process changes are disposed of and charged to material cost. The Company reviews on-hand balances of products and component parts against specific criteria. Products and component parts without usage or that have excess quantities on hand are evaluated. An inventory reserve is then established for the full inventory carrying value of those products and component parts deemed to be obsolete or slow moving. See Note 6 to the Financial Statements for inventory reserve amounts.
Goodwill
The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the Consolidated Balance Sheet. A valuation based on the cash flow method was performed at December 31, 2005 and December 25, 2004. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 8 to the Financial Statements for goodwill amounts.
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
As of July 1, 2003, the Company accrues for health care benefit costs under a self-funded plan utilizing estimates provided by a third party administrator and insurance company. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $75,000 on an individual basis and approximately $3.8 million on an aggregate basis.
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
The Company currently follows the disclosure only provisions of FAS 148, and has elected to follow APB 25 and related interpretations in accounting for its employee stock options. The Company uses the Black-Scholes formula to estimate the value of stock options granted to employees for disclosure purposes. FAS 123(R) requires that the Company use the valuation technique that best fits the circumstances
The Company currently expects to use the modified-prospective method whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures using the Black-Scholes valuation model. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of FAS 123(R). The amounts reflected in Note 2 to the Financial Statements, are anticipated to approximate the effect of the adoption of this Statement. Additionally, the Company will recognize compensation expense related to the Employee Stock Purchase Plan, which has not previously been recorded.
Off Balance Sheet Arrangements
The Company does not engage in any off balance sheet financing arrangements. In particular, the Company does not have any interest in variable interest entities, which include special purpose entities and structured finance entities.
The Company uses the equity method of accounting to account for its investments in Sun China and WhiteOak. The Company does not have a majority ownership in or exercise control over either of the entities. The Company does not believe that its investments in Sun China or WhiteOak qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor are they material to the financial statements of the Company at December 31, 2005.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company had approximately $1.1 million in variable-rate debt outstanding at December 31, 2005. The Company has managed this risk by its ability to select the interest rate on its debt financing at LIBOR plus 1.5% or the Bank’s Base Rate, whichever is more advantageous. Beginning in August 2006, the interest rate on its debt financing will remain variable based upon the Company’s leverage ratio. At December 31, 2005, a 1% change in interest rates up or down would have affected the Company’s income statement on an annual basis by approximately $11,000 at the current, variable-rate outstanding debt level. At December 25, 2004, the Company had $10.3 million in variable-rate debt outstanding.
The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany, and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements:

Report of Independent Registered Public Accounting Firm	27

Report of Independent Registered Certified Public Accounting Firm	28

Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004	29

Consolidated Statements of Operations for the years ended December 31, 2005, December 25, 2004, and December 27, 2003	30

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, December 25, 2004, and December 27, 2003	31

Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 25, 2004, and December 27, 2003	32

Notes to the Consolidated Financial Statements	33

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Sun Hydraulics Corporation:
We have audited the accompanying consolidated balance sheets of Sun Hydraulics Corporation (a Florida corporation) and subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and subsidiaries as of December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sun Hydraulics Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment and the effectiveness of internal control over financial reporting.
/s/ GRANT THORNTON LLP
Tampa, Florida
March 6, 2006

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Sun Hydraulics Corporation:
In our opinion, the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flow for the year ended December 27, 2003 present fairly, in all material respects, the results of operations and cash flow of Sun Hydraulics Corporation and its subsidiaries for the year ended December 27, 2003 in conformity with accounting principals generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversights Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Tama, Florida
March 25, 2004, except for the stock split discussed in Note 2 as to which the date is March 10, 2006

Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except for share information)

	December 31, 2005	December 25, 2004

Assets
Current assets:
Cash and cash equivalents	$5,417	$9,300
Restricted cash	413	462
Accounts receivable, net of allowance for doubtful accounts of $110 and $170	10,975	8,611
Inventories	7,870	7,105
Income taxes receivable	236	—
Deferred income taxes	782	392
Other current assets	864	776

Total current assets	26,557	26,646

Property, plant and equipment, net	45,181	43,687
Other assets	1,823	1,475

Total assets	$73,561	$71,808

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,822	$2,536
Accrued expenses and other liabilities	3,857	4,609
Long-term debt due within one year	398	1,058
Dividends payable	1,089	522
Income taxes payable	—	1,198

Total current liabilities	10,166	9,923

Long-term debt due after one year	1,986	11,196
Deferred income taxes	4,688	4,986
Other noncurrent liabilities	281	300

Total liabilities	17,121	26,405

Commitments and contingencies (Note 19)	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 10,893,421 and 10,441,920 shares outstanding	11	10
Capital in excess of par value	32,466	28,579
Unearned compensation related to outstanding restricted stock	(741)	(608)
Retained earnings	23,406	13,867
Accumulated other comprehensive income	1,647	3,566
Treasury stock (17,500 and 708 shares, at cost)	(349)	(11)

Total shareholders’ equity	56,440	45,403

Total liabilities and shareholders’ equity	$73,561	$71,808

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended
	December 31, 2005	December 25, 2004	December 27, 2003
Net sales	$116,757	$94,503	$70,798

Cost of sales	79,839	65,968	52,312

Gross profit	36,918	28,535	18,486

Selling, engineering and administrative expenses	17,738	16,241	14,803

Operating income	19,180	12,294	3,683

Interest expense	441	527	606
Foreign currency transaction (gain) loss	(362)	—	(143)
Miscellaneous (income) expense	(36)	35	(57)

Income before income taxes	19,137	11,732	3,277

Income tax provision	6,329	3,902	1,101

Net income	$12,808	$7,830	$2,176

Basic net income per common share	$1.18	$0.76	$0.22

Weighted average basic shares outstanding	10,827	10,269	9,827

Diluted net income per common share	$1.17	$0.76	$0.22

Weighted average diluted shares outstanding	10,918	10,346	9,896

Dividends declared per share	$0.300	$0.143	$1.440
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Shareholders’ Equity and Comprehensive Income
(in thousands)

						Unearned
						Compensation		Accumulated
					Capital in	related to		other
	Preferred	Preferred	Common	Common	excess of	restricted	Retained	comprehensive	Treasury
	Shares	Stock	Shares	stock	par value	stock	earnings	income	stock	Total
Balance, December 28, 2002	—	$—	9,669	$9	$22,690	$(170)	$19,747	$623	$—	$42,899

Shares issued, Restricted Stock			124		1,538	(431)				1,107
Shares issued, Stock Options			335	1						1
Shares issued, ESPP			9
Dividends issued							(14,404)			(14,404)
Redeemable Common Stock					2,250					2,250
Comprehensive income:
Net income							2,176			2,176

Foreign currency translation adjustments								1,034		1,034

Comprehensive loss										3,210

Balance, December 27, 2003	—	$—	10,137	$10	$26,478	$(601)	$7,519	$1,657	$—	$35,063

Shares issued, Restricted Stock			30		257	(7)				250
Shares issued, Stock Options			284		1,711					1,711
Shares issued, ESPP					(74)					(74)
Shares retired, Repurchase Agreement			(9)		(83)					(83)
Purchase of treasury stock									(524)	(524)
Reissuance of treasury stock									513	513
Stock option income tax benefit					290					290
Dividends issued							(1,482)			(1,482)
Comprehensive income:
Net income							7,830			7,830

Foreign currency translation adjustments								1,909		1,909

Comprehensive income:										9,739

Balance, December 25, 2004	—	$—	10,442	$10	$28,579	$(608)	$13,867	$3,566	$(11)	$45,403
Shares issued, Restricted Stock			26		475	(133)				342
Shares issued, Stock Options			371	1	2,510					2,511
Shares issued, ESPP			12		157					157
Shares issued, ESOP			110		1,058					1,058
Shares retired, Repurchase Agreement			(68)		(1,250)				11	(1,239)
Purchase of treasury stock									(349)	(349)
Tax benefit of stock-based compensation					937					937
Dividends issued							(3,269)			(3,269)
Comprehensive income:
Net income							12,808			12,808

Foreign currency translation adjustments								(1,919)		(1,919)

Comprehensive income:										10,889

Balance, December 31, 2005	—	$—	10,893	$11	$32,466	$(741)	$23,406	$1,647	$(349)	$56,440

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended
	December 31, 2005	December 25, 2004	December 27, 2003
Cash flows from operating activities:
Net income	$12,808	$7,830	$2,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,604	5,465	5,152
Loss on disposal of assets	22	73	370
Stock-based compensation expense	365	289	182
Allowance for doubtful accounts	(60)	(17)	(7)
Provision for slow moving inventory	(96)	110	(16)
Provision for deferred income taxes	(688)	138	364
(Increase) decrease in:
Accounts receivable	(2,304)	(2,379)	(518)
Inventories	(669)	(594)	241
Income tax receivable	(236)	—	—
Other current assets	(88)	(252)	286
Other assets, net	39	149	(630)
Increase (decrease) in:
Accounts payable	2,286	97	734
Accrued expenses and other liabilities	306	2,392	1,136
Income taxes payable	(261)	1,437	41
Other liabilities	(19)	(28)	(50)

Net cash from operating activities	17,009	14,710	9,461

Cash flows from investing activities:
Investment in WhiteOak	(400)	—	—
Capital expenditures	(8,813)	(4,987)	(3,076)
Proceeds from dispositions of equipment	5	61	33

Net cash used in investing activities	(9,208)	(4,926)	(3,043)

Cash flows from financing activities:
Proceeds from debt	11,599	—	18,850
Repayment of debt	(21,469)	(5,953)	(10,254)
Proceeds from exercise of stock options	2,487	1,672	899
Proceeds from stock issued	157	—	39
Payments for purchase of treasury stock	(1,588)	(781)	(71)
Proceeds from reissuance of treasury stock	—	613	59
Dividends to shareholders	(2,701)	(1,230)	(14,392)

Net cash used in financing activities	(11,515)	(5,679)	(4,870)

Effect of exchange rate changes on cash and cash equivalents	(218)	438	(287)

Net (decrease) increase in restricted cash	(49)	37	425
Net (decrease) increase in cash and cash equivalents	(3,883)	4,506	836

Cash and cash equivalents, beginning of period	9,762	5,219	3,958

Cash and cash equivalents, end of period	$5,830	$9,762	$5,219

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$441	$527	$607
Income taxes	$8,451	$2,617	$696
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$1,058	$—	$—
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1.	BUSINESS
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

Accounts Receivable
The Company sells to most of its customers on a recurring basis, primarily through distributors with which the Company maintains long-term relationships. As a result, bad debt experience has not been material. The allowance for doubtful accounts is determined on a specific identification basis by a review of those accounts that are significantly in arrears. There can be no assurance that a distributor or a large direct sale customer with overdue accounts receivable balances will not develop financial difficulties and default on payment. See the Consolidated Balance Sheets for allowance amounts.
Inventory
The Company offers a wide variety of standard products and as a matter of policy does not discontinue products. On an ongoing basis, component parts found to be obsolete through design or process changes are disposed of and charged to material cost. The Company reviews on-hand balances of products and component parts against specific criteria. Products and component parts without usage or that have excess quantities on hand are evaluated. An inventory reserve is then established for the full inventory carrying value of those products and component parts deemed to be obsolete or slow moving. See Note 6 to the Financial Statements for inventory reserve amounts.
Goodwill
The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the Consolidated Balance Sheet. A valuation based on the cash flow method was performed at December 31, 2005 and December 25, 2004. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 8 to the Financial Statements for goodwill amounts.
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
As of July 1, 2003, the Company accrues for health care benefit costs under a self-funded plan utilizing estimates provided by a third party administrator and insurance company. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $75,000 on an individual basis and approximately $3.8 million on an aggregate basis.
Stock Split
On June 10, 2005, the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record on June 30, 2005, payable on July 15, 2005. The Company issued approximately 3,600,000 shares of common stock as a result of the stock split. The effect of the stock split on outstanding shares, earnings per share and dividends per share has been retroactively applied to all periods presented.
Reclassification
Certain amounts shown in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.
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

52-53 Week Fiscal Year
The Company reports on a fiscal year that ends on the Saturday closest to December 31st. Each quarter generally consists of two 4-week periods and one 5-week period. As a result of the 2005 fiscal year ending December 31, 2005, the quarter-ended April 2, 2005 consisted of one 4-week period and two 5-week periods, resulting in a 53-week year.
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
Gains or losses on the retirement, sale, or disposition of plant, property, and equipment are reflected in the Consolidated Statement of Operations in the period in which the assets are taken out of service.
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
Goodwill
Goodwill, which represents the excess of the purchase price of acquisition over the fair value of the net assets acquired and other acquisition costs, is carried at cost. Effective January 1, 2002, the Company adopted FAS 142. Under FAS 142, goodwill is no longer subject to amortization. Instead, FAS 142 requires goodwill to be reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate possible impairment.
Other Assets
Other assets consist of equity investments in the Company’s joint ventures in China and WhiteOak. The equity investments were recorded at cost and have been adjusted for investment income or loss and dividend distributions for each quarterly period since their origin.
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
Foreign Currency Translation and Transactions
The Company follows the translation policy provided by FAS No. 52, Foreign Currency Translation. The Pound Sterling is the functional currency of Sun Ltd. The Euro is the functional currency of Sun GmbH. The South Korean Won is the functional currency of Sun Korea. The U.S. Dollar is the functional currency for Sun Hydraulics and the reporting currency for the consolidated group. The assets and liabilities of Sun Ltd., Sun GmbH, and Sun Korea are translated at the exchange rate in effect at the balance sheet date, and income and expense items are translated at the average annual rate of exchange for the period. The resulting unrealized translation gains and losses are included as a component of shareholders’ equity designated as “accumulated other comprehensive income.” Realized gains and losses from foreign currency transactions are included in miscellaneous (income) expense.
Income Taxes
The Company follows the income tax policy provided by FAS No. 109, Accounting for Income Taxes (“FAS 109”). This Statement provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. These differences result from items reported differently for financial reporting and income tax purposes, primarily depreciation, accrued expenses and reserves.
Stock-Based Compensation
The Company has adopted the disclosure only provisions of FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FAS No. 123, Accounting for Stock-Based Compensation (“FAS 148”), and has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.
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

	December 31,	December 25,	December 27,
	2005	2004	2003
Net Income as Reported	$12,808	$7,830	$2,176

Stock-based compensation reported in net income, net of related taxes	215	165	105

Stock compensation expense calculated under FAS 123, net of related taxes	(336)	(256)	(219)

Pro Forma Net Income	$12,687	$7,739	$2,062

Basic net income per common share:
As reported	$1.18	$0.76	$0.22
Pro forma	$1.17	$0.75	$0.21

Diluted net income per common share:
As reported	$1.17	$0.76	$0.22
Pro forma	$1.16	$0.75	$0.21

Assumptions
Risk-free interest rate	4.54%	4.22%	4.15%
Expected lives (in years)	6.5	6.5	6.5
Expected volatility	35.71%	40.00%	18.00%
Dividend yield	1.83%	1.89%	2.22%
These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.
3.	ACQUISITIONS
On June 28, 2005, Sun Hydraulics acquired shares of common stock representing 40% of the outstanding shares of WhiteOak. WhiteOak designs and produces electronic amplifiers and other control products. The Company, together with WhiteOak, will co-develop products to be used in and in conjunction with other Company products. The acquisition price paid by the Company was $400. The excess paid over pro rata share of net assets of $270 is being classified as developed technology and is being amortized over a period of 10 years.
4.	FAIR VALUE OF INVESTMENTS
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The following methods and assumptions were used to estimate the fair value of each class of financial instruments.
The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value based on their short-term status.
The carrying amount of long-term debt approximates fair value, as the interest rates on the debt approximate rates currently available to the Company for debt with similar terms and remaining maturities.
5.	RESTRICTED CASH
On December 31, 2005 and December 25, 2004, the Company had restricted cash of $413 and $462, respectively. The restricted cash balance consisted of reserves for customs and excise taxes in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and was held with Lloyd’s TSB in the U.K.
6.	INVENTORIES

	December 31, 2005	December 25, 2004
Raw materials	$2,353	$2,523
Work in process	2,988	2,487
Finished goods	2,767	2,402
Provision for slow moving inventory	(238)	(307)

Total	$7,870	$7,105

7.	PROPERTY, PLANT, and EQUIPMENT

	December 31, 2005	December 25, 2004
Machinery and equipment	$53,632	$50,238
Office furniture and equipment	7,116	8,431
Buildings	22,347	23,140
Leasehold and land improvements	1,666	1,645
Land	2,759	2,653

	$87,520	$86,107
Less: Accumulated depreciation	(48,481)	(47,513)
Construction in progress	6,142	5,093

Total	$45,181	$43,687

Depreciation expense for the years ended December 31, 2005, December 25, 2004, and December 27, 2003 totaled $5,591, $5,465, and $5,152, respectively.
8.	GOODWILL
On December 31, 2005 and December 25, 2004, the Company had $715 of goodwill related to its acquisition of Sun Korea.
Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 31, 2005 and December 25, 2004. The analysis indicated that there was no impairment of the carrying value of the goodwill.

9.	OTHER ASSETS

	December 31, 2005	December 25, 2004
Goodwill, net of accumulated amortization of $157	$715	$715
Equity investment in joint venture
Sun China	462	347
WhiteOak Controls, Inc.	117	—
Loan acquisition costs, net of amortization of $9 and $42	161	214
Developed technology, net of accumulated amortization of $13	257	—
Deposits with suppliers	73	194
Other	38	5

Total	$1,823	$1,475

On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. As a result of the refinancing, the Company wrote-off previously capitalized loan acquisition costs of $174. The new financing resulted in the capitalization of $170 of loan acquisition costs.
10. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2005	December 25, 2004
Compensation and benefits	$2,259	$2,189
Insurance	806	1,304
Other	792	1,116

Total	$3,857	$4,609

11. LONG-TERM DEBT

	December 31, 2005	December 25, 2004
$11,000 five-year note, collateralized by U.S. real estate and equipment, and a pledge of foreign assets, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2008 (refinanced — August 2005).	$—	$10,220

$12,000 revolving line of credit, collateralized by U.S. real estate and equipment, and a pledge of foreign assets, interest rate Libor + 1.9% or prime rate at Company’s discretion, due July 23, 2006 (refinanced — August 2005).	—	—

$35,000 revolving line of credit, collateralized by U.S. assets, interest rate Libor + 1.5% or Bank’s Base Rate at Company’s discretion, due August 1, 2011.	999	—

$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	623	947

10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	707	1,009

Other	55	78

	2,384	12,254
Less amounts due within one year	(398)	(1,058)

Total	$1,986	$11,196

The remaining principal payments are due as follows: 2006 — $398; 2007 — $420; 2008 — $337; 2009 - $124; 2010 and thereafter — $1,105.
On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. with Fifth Third Bank (the “Bank”). The new financing consists of a secured revolving line of credit of $35 million (the “Line of Credit”). The Line of Credit is secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. The Line of Credit has a floating interest rate for the first year of 1) 1.5% over the 30-day LIBOR Rate (as defined), or 2) the Bank’s Base Rate (as defined), at the Company’s discretion. Thereafter, the interest rate will vary based upon the Company’s leverage ratio. The Line of Credit is payable in full on August 1, 2011, but maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank. At December 31, 2005, the Line of Credit had an outstanding balance of $999.
The Line of Credit is subject to debt covenants including: 1) Debt (as defined) to Tangible Net Worth (as defined) ratio of not more than 1.5:1.0, 2) Funded Debt (as defined) to EBITDA (as defined) ratio of not more than 2.5:1.0, and 3) EBIT (as defined) to Interest Expense (as defined) ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of December 31, 2005, the Company was in compliance with all debt covenants.
12. DIVIDENDS TO SHAREHOLDERS
The Company declared dividends of $3,269, $1,482, and $14,404 to shareholders in 2005, 2004, and 2003, respectively.

The Company declared the following quarterly dividends to shareholders of record on the last day of the respective quarter:

	2005	2004	2003
First quarter	$0.050	$0.027	$0.027
Second quarter	0.050	0.033	0.027
Third quarter	0.100	0.033	0.027
Fourth quarter	0.100	0.050	0.027
These dividends were paid on the 15th day of each month following the date of declaration. In addition, the Company declared a 50% stock dividend on June 30, 2005, and paid a special dividend of $1.33 per share totaling $13.3 million on August 18, 2003.

13. INCOME TAXES
Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.
For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 31	Decmber 25	December 27
	2005	2004	2003
United States	$12,827	$7,865	$1,786
Foreign	6,310	3,867	1,491

Total	$19,137	$11,732	$3,277

The components of the income tax provision (benefit) are as follows:

	For the year ended
	December 31	Decmber 25	December 27
	2005	2004	2003
Current tax expense:
United States	$5,038	$2,318	$160
State and local	158	195	(16)
Foreign	1,821	1,251	593

Total current	7,017	3,764	737

Deferred tax expense (benefit):
United States	(601)	112	499
State and local	(136)	24	44
Foreign	49	2	(179)

Total deferred	(688)	138	364

Total income tax provision	$6,329	$3,902	$1,101

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 31	Decmber 25	December 27
	2005	2004	2003
U.S. federal taxes at statutory rate	$6,507	$3,966	$1,067
Increase(decrease)
Net residual tax on foreign distributions	264	—	3,570
Foreign tax credit	—	(309)	(3,324)
Benefit of ETI exclusion	(170)	(136)	(39)
Domestic production activity deduction	(121)	—	—
Foreign income taxed at lower rate	(64)	(38)	(45)
Change in foreign valuation allowance	(212)	—	—
Nondeductible items	—	200	(156)
Benefit of state rate change	(118)	—	—
Other	104	—	—
State and local taxes, net	139	219	28

Income tax provision	$6,329	$3,902	$1,101

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilites as of December 31, 2005 and December 25, 2004 are presented below:

	December 31,	December 25,
	2005	2004
Deferred taxes:
Assets
Accrued expenses and reserves not currently deductible	$263	$240
Foreign tax credit carryforward	437	152
Deferred royalty income	82	103

Deferred tax asset	782	495
Liabilities
Depreciation	(4,688)	(5,089)

Net deferred tax liability	$(3,906)	$(4,594)

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2005 and 2004, management has determined that a valuation allowance is not required. The foreign tax credit carryforward will expire through the year 2009.
The Company intends to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. These earnings relate to ongoing operations and, at December 31, 2005, cumulative earnings were approximately $16 million. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings, which will be offset by applicable foreign tax credits, subject to certain limitations.
14. STOCK OPTION PLANS
During 1996, the Company adopted the 1996 Stock Option Plan (the “Stock Option Plan”), which provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 1,500,000 shares of the Company’s common stock by officers, employees and directors of the Company. Under the terms of the plan, incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted at the discretion of the Company’s Board of Directors. The maximum term of an option may not exceed 10 years, and options become exercisable at such times and in such installments as determined by the Board of Directors.

A summary of the Company’s stock option plan for the years ended December 31, 2005, December 25, 2004, and December 27, 2003 is summarized as follows:

		Exercise			Weighted
	Number	price			average
	of shares	range			exercise price
	(share amounts are in thousands)
Under option, December 28, 2002	1,005	$2.00	—	11.17	$5.11
(855 shares exercisable)
Granted	74	$4.73			$4.73
Exercised	(336)	$2.00		4.67	$2.70
Forfeitures	(9)	$4.50	—	6.67	$6.08

Under option, December 27, 2003	734	$2.00	—	11.17	$5.69
(569 shares exercisable)
Granted	36	$8.23			$8.23
Exercised	(283)	$2.00	—	11.17	$5.91
Forfeitures	(14)	$4.50	—	6.67	$6.10

Under option, December 25, 2004	473	$4.00	—	11.17	$6.51
(335 shares exercisable)
Granted	4	$18.41			$18.41
Exercised	(370)	$4.00	—	11.17	$6.70
Forfeitures	—

Under option, December 31, 2005	107	$4.50	—	18.41	$6.36
(41 shares exercisable)
All options listed above vest over three to five years with a maximum term of seven to ten years.
A summary of outstanding and exercisable options at December 31, 2005 is summarized as follows:

Options Outstanding				Options Exercisable
		Weighted-average			Weighted
Range of	Number of	Remaining	Exercise	Number of	average
exercise prices	shares	contractual life	price	shares	exercise price
$4.50	11,400	4.83	4.50	11,400	4.50
4.67	16,800	5.83	4.67	9,900	4.67
4.73	32,301	6.79	4.73	10,500	4.73
5.33	1,875	4.67	5.33	1,875	5.33
5.51	9,000	6.42	5.51	—	5.51
8.23	30,641	8.21	8.23	6,884	8.23
18.41	4,498	9.88	18.41	—	18.41
The weighted average estimated fair value of stock options granted during 2005, 2004 and 2003 was $6.67, $3.72, and $1.47 per share, respectively.
During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 412,500 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. The market value of the restricted stock at the date of grant was recorded as unearned compensation, a component of shareholders’ equity, and is being charged to expense over the respective vesting periods. Restricted stock expense for the years ended December 31, 2005, December 25, 2004, and December 27, 2003 totaled $342, $250, and $181, respectively.

On October 15, 2004, the Board of Directors granted 35,634 shares of restricted stock to employees. The restricted stock will be earned over a three year period. The restricted stock is expensed over the vesting period at a price of $8.23, the stock price on October 15, 2004.
On December 9, 2005, the Board of Directors granted 25,824 shares of restricted stock to employees. The restricted stock will be earned over a three year period. The restricted stock is expensed over the vesting period at a price of $18.41, the stock price on December 9, 2005. The grant increased restricted shares outstanding from 230,484 at December 25, 2004 to 256,672 at December 31, 2005. At December 31, 2005 and December 25, 2004, 161,995 and 101,061 of these shares, respectively, were vested.
During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 487,500 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased approximately 12,017 shares at an average price of $14.72 and 20,013 shares at an average price of $5.75, under the ESPP during 2005 and 2004, respectively. At December 31, 2005 and December 25, 2004, 411,931 and 423,948 shares, respectively, remained available to be issued through the ESPP.
During 2004, the Board of Directors adopted and the shareholders approved the Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”). Directors who are not officers of the Company are paid $4,000 for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they serve when the committee meeting is not held within one day of a meeting of the Board of Directors. Directors receive $1,500 of the $4,000 Director fee in shares of Company stock under the Plan. Directors also may elect under the Plan to receive all or part of the remainder of their fees in Company stock and to defer receipt of their fees until a subsequent year. The Plan authorizes the issuance of up to 120,000 shares of common stock. Directors were granted 3,561 and 4,112 shares during 2005 and 2004, respectively. At December 31, 2005 and December 25, 2004, 112,328 and 115,889 shares, respectively, remained available to be issued through the Plan.
15. STOCK REPURCHASE PLANS
In December 2005, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of Company stock, to be completed no later than January 15, 2007. The stock purchases will be made in the open market or through privately negotiated transactions. Market purchases will be made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchases was set based upon the anticipated number of shares that will be required to fund the Company’s ESOP, and employee stock purchase plan, through fiscal year 2006. As of December 31, 2005, the Company had repurchased 82,500 shares on the open market at an average cost of $18.87 per share. Of the 82,500 shares purchased, 65,000 were retired prior to December 31, 2005.
Subsequent to December 31, 2005, the Company repurchased 12,700 shares on the open market at an average cost of $19.16 per share. Total purchases under the plan have amounted to $1.8 million.
In November 2004, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company stock, to be completed no later than January 15, 2006. The amount of the stock repurchases was set based upon the anticipated number of shares that were required to fund the Company’s ESOP, and employee stock purchase plan, through fiscal year 2005. The Company purchased 8,700 shares at an average cost of $9.52 per share and 2,700 shares at an average cost of $9.80 per share for the periods ending December 25, 2004 and December 31, 2005, respectively. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. All shares were retired during the year of purchase.

16. EARNINGS PER SHARE
The following table represents the computation of basic and diluted net income per common share as required by FAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	December 31,	December 25,	December 27,
	2005	2004	2003
Net income	$12,808	$7,830	$2,176

Basic weighted average number of common shares outstanding	10,827	10,269	9,827

Basic net income per common share	$1.18	$0.76	$0.22

Effect of dilutive stock options	91	77	69

Diluted weighted average number of common shares outstanding	10,918	10,346	9,896

Diluted net income per common share	$1.17	$0.76	$0.22
Diluted net income per common share excludes antidilutive stock options of approximately 67,500 and 412,500 during 2004 and 2003, respectively.
17. EMPLOYEE BENEFITS
The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $2,205, $2,346, and $686 during 2005, 2004, and 2003, respectively.
The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $437, $437, and $266 during 2005, 2004, and 2003, respectively.
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
In September 2004, the Company made an initial one-time contribution of 48,000 shares of its common stock to the ESOP. The Company made annual contributions to the ESOP of 57,746 shares and 109,935 shares in January 2006 and January 2005, related to fiscal year 2005 and 2004, respectively. Contributions were based on 2005 and 2004 compensation. All shares receive regular quarterly dividends payable to the ESOP to cover plan expenses.
The Company incurred compensation expense under the ESOP of approximately $1,180 and $1,572 during 2005 and 2004, respectively. There was no discretionary match to the 401(k) in 2003.
Shares contributed to the ESOP are restricted for one year. Participants may then sell their shares to enable diversification within their individual 401(k) accounts. The Company does not have any repurchase obligations under the ESOP.
During 2005, the Company awarded deferred cash bonuses to key employees of its foreign operations. The deferred cash bonuses are similar to stock appreciation rights, in that such bonuses are tied to the value of the

Company’s common stock. Awards are recognized over the deferral period as variable plan awards. The Company recognized approximately $181 of compensation expense in 2005 related to the awards.
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
Identifiable assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company. Segment information is as follows:

	United		United
	States	Korea	Kingdom	Germany	Elimination	Consolidated
2005
Sales to unaffiliated customers	$73,998	$11,604	$16,054	$15,101	$—	$116,757
Intercompany sales	21,239	—	2,873	80	(24,192)	—
Operating income	13,443	1,520	1,260	3,145	(188)	19,180
Identifiable assets	50,019	4,958	12,403	8,777	(2,596)	73,561
Depreciation and amortization	3,944	149	1,025	473	—	5,591
Capital expenditures	7,007	29	934	843	—	8,813

2004
Sales to unaffiliated customers	$59,847	$8,723	$13,375	$12,558	$—	$94,503
Intercompany sales	15,702	—	1,812	66	(17,580)	—
Operating income	8,417	926	483	2,399	69	12,294
Identifiable assets	44,765	4,449	13,742	10,062	(1,210)	71,808
Depreciation and amortization	3,792	137	1,061	475	—	5,465
Capital expenditures	4,264	42	540	141	—	4,987

2003
Sales to unaffiliated customers	$43,503	$6,857	$11,346	$9,092	$—	$70,798
Intercompany sales	12,109	—	1,421	41	(13,571)	—
Operating income	2,160	689	(497)	1,192	139	3,683
Identifiable assets	40,691	3,111	8,087	12,409	(1,266)	63,032
Depreciation and amortization	3,630	123	380	1,019	—	5,152
Capital expenditures	1,914	265	149	748	—	3,076
Net foreign currency gains reflected in results of operations were $362, $0, and $143, for 2005, 2004, and 2003, respectively. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest expense and net miscellaneous income/expense.
Included in U.S. sales to unaffiliated customers were export sales of $15,353, $12,147, and $9,490, during 2005, 2004, and 2003, respectively. Export sales to Canada and Asia totaling, $12,681, $10,162, and $7,912, during 2005, 2004, and 2003, respectively, make up the majority of these export sales.
19.	COMMITMENTS AND CONTINGENCIES
The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.
OPERATING LEASES — The Company leases a manufacturing facility in Lenexa, Kansas and production support facilities in Sarasota, Florida under operating leases having initial terms expiring between 2006 and 2008. The lease for the manufacturing facility in Kansas has a term of 5 years, expiring on November 14, 2008, and represents approximately 17,000 square feet of space. The lease for the production support facilities in Florida are on a month-to-month basis and represent approximately 10,000 square fee. Total rental expense for the years ended December 31, 2005, 2004 and 2003 was approximately $182, $172 and $126, respectively.
Future minimum lease payments on operating leases are as follows:

2006	$157
2007	116
2008	101

Total minimum lease payments	$374

INSURANCE — On July 1, 2003, the Company changed its group health insurance plan that covers U.S. employees and their families from a fully-insured policy to a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $75,000 on an individual basis and approximately $3.8 million on an aggregate basis. The Company records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on the estimates provided by a third party administrator and insurance company, plus an estimate for amounts incurred but not recorded. The Company believes it has adequate reserves for all self-insurance claims.
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
The Company currently expects to use the modified-prospective method whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures using the Black-Scholes valuation model. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of FAS 123(R). The amounts reflected in Note 2 to the Financial Statements, are anticipated to approximate the effect of the adoption of this Statement. Additionally, the Company will recognize compensation expense related to the Employee Stock Purchase Plan, which has not previously been recorded.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Controls and Procedures
Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information we are required to disclose is recorded, processed, summarized and reported within the necessary time periods. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting.
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control — Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Sun Hydraulics Corporation:
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Sun Hydraulics Corporation (a Florida Corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sun Hydraulics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Sun Hydraulics Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also in our opinion, Sun Hydraulics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Hydraulics Corporation and subsidiaries as of December 31, 2005 and December 25, 2004, and the related statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Tampa, Florida
March 6, 2006

ITEM 9B. OTHER INFORAMTION
None.
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
The following table sets forth the names and ages of the Company’s Directors and Executive Officers and the positions they hold with the Company.

Name	Age	Position

Clyde G. Nixon	70	Chairman of the Board of Directors (term expiring in 2007)

Allen J. Carlson	55	President, Chief Executive Officer, Director (term expiring in 2006)

Jeffrey Cooper	64	Engineering Manager

Tricia L. Fulton	39	Chief Financial Officer

Peter G. Robson	61	General Manager, Sun Hydraulics Limited

Marc Bertoneche	59	Director (term expiring in 2007), and a member of the Audit Committee and Audit Committee Financial Expert

John S. Kahler	66	Director (term expiring in 2006), and a member of the Audit, Compensation and Nominating Committees

Christine L. Koski	48	Director (term expiring in 2008)

Robert E. Koski	76	Director (term expiring in 2006)

Ferdinand E. Megerlin	67	Director (term expiring in 2007) and a member of the Audit and Compensation Committees

Hirokatsu Sakamoto	62	Director (term expiring in 2008) and a member of the Nominating Committee

David N. Wormley	66	Director (term expiring in 2008) and a member of the Compensation and Nominating Committees
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
     Mr. Carlson joined the Company in March 1996 and served as Vice President from January 2000 until May 2000, when he was named President and Chief Executive Officer. From October 1977 to March 1996, Mr. Carlson held various engineering, marketing and management positions for Vickers Incorporated, a wholly-owned subsidiary of Trinova Corporation. He is a graduate of the Milwaukee School of Engineering and the Advanced Management Program at the Harvard Business School. Mr. Carlson serves on the board of regents to the Milwaukee School of Engineering and is a National Fluid Power Association board member. Mr. Carlson has over 35 years experience in the fluid power industry.
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
     Ms. Fulton joined the Company in March 1997 and has held positions of increasing responsibility, most recently as the Corporate Controller. Ms. Fulton was named Chief Financial Officer on March 4, 2006. From July 1995 to March 1997, Ms. Fulton served as the Director of Accounting for Plymouth Harbor. From November 1991 to July 1995, she served in various financial capacities for Loral Data Systems. From September 1989 to September 1991, Ms. Fulton was an auditor with Deloitte & Touche. Ms. Fulton is a graduate of Hillsdale College.
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
     Mr. Kahler retired as the President, CEO and a Director of Cincinnati Incorporated as of February 28, 2005. Mr. Kahler served in various management positions with Cincinnati Incorporated since 1989. He is a graduate of Carnegie Mellon University and the Harvard Business School. Mr. Kahler has served as a Director of the Company since May 1998.
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
     The Board of Directors has Audit, Compensation, and Nominating Committees.
     The Audit Committee, which consists of John Kahler, Ferdinand Megerlin, and Marc Bertoneche, held nine meetings in 2005. The Board of Directors determined, under applicable SEC and NASDAQ rules, that all of the members of the Audit Committee are independent and that Mr. Bertoneche meets the qualifications as an Audit Committee Financial Expert and he has been so designated. The functions of the Audit Committee are to select the independent public accountants who will prepare and issue an audit report on the annual financial statements of the Company, to establish the scope of and the fees for the prospective annual audit with the independent public accountants, to review the results thereof with the independent public accountants, to review and approve non-audit services of the independent public accountants, to review compliance with existing major accounting and financial policies of the Company, to review the adequacy of the financial organization of the Company, to review management’s procedures and policies relative to the adequacy of the Company’s internal accounting controls, to review compliance with federal and state laws relating to accounting practices and to review and approve transactions, if any, with affiliated parties.
     The Compensation Committee, which consists of David Wormley, Ferdinand Megerlin, and John Kahler, reviews, approves and recommends to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, administers the Company’s restricted stock and stock option plans and carries out the responsibilities required by the rules of the Securities and Exchange Commission. The Committee met five times during 2005.
     The Nominating Committee, which consists of John Kahler, Hirokatsu Sakamoto, and David Wormley held four meetings in 2005. The Nominating Committee is responsible for identifying individuals qualified to become members of the Board of Directors, consistent with criteria approved by the Board, and for selecting the director nominees to stand for election at each annual meeting of shareholders.

     The Board of Directors held four meetings during 2005. Each Director attended all of the meetings of the Board and of each committee of which he or she was a member in 2005, except the following:
•	Clyde G. Nixon was absent from the March 2005 Board meeting.

•	Ferdinand E. Megerlin was absent from the December 2005 Board, Compensation Committee, and Audit Committee meetings.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors, officers and holders of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company’s knowledge, based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all of them complied with the Section 16(a) filing requirements in 2005, except the following:
•	Marc Bertoneche filed late one Form 4 statement reporting the issuance of 3.63 stock units.

•	Richard J. Dobbyn filed late one Form 4 statement reporting a sale of 4 shares.

•	John Kahler filed late one Form 4 statement reporting the issuance of 1.36 stock units.

•	Ferdinand E. Megerlin filed late one Form 4 statement reporting the issuance of 1.81 stock units.

•	Peter Robson filed late one Form 4 statement reporting receipt of a cash payment pursuant to the vesting and cancelation of phantom shares.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation
     The following table is a summary of the compensation paid or accrued by the Company for the last three fiscal years for services in all capacities to the Company’s Chief Executive Officer and each of its four most highly compensated executive officers who earned more than $100,000 from the Company in 2005 under the rules of the Securities and Exchange Commission (the “Named Executive Officers”).
Summary Compensation Table

			Long Term
			Compensation Awards
				Securities
Name and			Restricted	Underlying	Other Annual
Principal Position	Year	Salary	Stock	Options/SARs (#)	Compensation (1)

Clyde G. Nixon	2005	$133,333	$—	—	$22,930	(2)
Chairman of the	2004	$200,000	—	—	35,472	(2)
Board of Directors	2003	200,250	105,815	—	16,560	(2)

Allen J. Carlson	2005	$260,000	$90,025	4,498	$30,890
President and	2004	210,000	59,996	7,287	32,326
Chief Executive Officer	2003	180,250	105,613	14,400	11,040

Jeffrey Cooper	2005	$152,000	$15,023	—	$20,252
Engineering Manager	2004	148,000	16,673	2,025	24,460
	2003	143,250	69,989	4,500	9,082

Richard J. Dobbyn (3)	2005	$160,000	$—	—	$21,138
Chief Financial Officer	2004	150,000	23,329	2,834	24,086
	2003	140,250	74,092	10,500	9,814

Peter G. Robson	2005	$143,912	$—	3,788	$21,984
General Manager,	2004	143,077	—	—	25,264
Sun Hydraulics Limited	2003	131,818	48,165	—	25,064

(1)	Except as otherwise noted, reflects primarily contributions made by the Company on behalf of the employee to the Company’s 401(k) plan and excess life insurance premiums.

(2)	Includes dues of $750.

(3)	Mr. Dobbyn retired as Chief Financial Officer on March 4, 2006.

Option/SAR Grants in Last Fiscal Year

Individual Grants
Name	Number of	Percent of	Exercise or	Expiration	Potential Realizable Value at Assumed
	Securities	Total	Base Price	Date	Annual Rates of Stock Price Appreciation
	Underlying	Options/SARs	($/sh)		for Option Term
	Options/SARs	Granted to
	Granted (#)	Employees in
Fiscal Year
					0% ($)	5% ($)	10% ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Clyde G. Nixon	—	—	—		—	—	—
Allen Carlson (1)	4,498	32.09%	$18.41	12/9/2012	—	$33,711	$78,562
Jeffrey Cooper	—	—	—		—	—	—
Richard J. Dobbyn (2)	—	—	—		—	—	—
Peter G. Robson (3)	2,429	19.13%	$10.83	10/15/2007	$26,313	$30,453	$35,013
	1,359	9.70%	$18.41	12/9/2008	$25,019	$28,963	$33,301

(1)	Options were granted on December 9, 2005, at an exercise price of $18.41, the closing price for the shares of Common Stock on the Nasdaq National Market on that date. The 5% and 10% assumed annual rates of stock price appreciation are provided in compliance with Regulation S-K under the Securities Exchange Act of 1934. The Company does not necessarily believe that these appreciation calculations are indicative of actual future stock option values or that the price of Common Stock will appreciate at such rates.

(2)	Mr. Dobbyn retired as Chief Financial Officer on March 4, 2006.

(3)	Stock appreciation rights were granted on January 17, 2005 and December 9, 2005, at base prices of $10.83 and $18.41, respectively, the closing price for the shares of Common Stock on the Nasdaq National Market on such dates. The 5% and 10% assumed annual rates of stock price appreciation are provided in compliance with Regulation S-K under the Securities Exchange Act of 1934. The Company does not necessarily believe that these appreciation calculations are indicative of actual future stock values or that the price of Common Stock will appreciate at such rates.
Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option Values

			Number of Securities
			Underlying Unexercised	Value of Unexercised in-the-
			Options/SARs at Fiscal	Money Options/SARs at Fiscal
	Shares Acquired	Value	Year-End (#)	Year-End ($)
Name	on Exercise (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable (1)
(a)	(b)	(c)	(d)	(e)
Clyde G. Nixon	118,172	$510,554	—/—	$ —/—
Allen J. Carlson	109,177	$486,966	—/20,156	$ —/211,044
Jeffrey Cooper	44,400	$226,979	8,625/2,775	$116,630/38,294
Richard J. Dobbyn (2)	9,744	$130,590	5,391/—	$72,105/—
Peter G. Robson	2,310	$42,008	—/2,978	$ —/57,565

(1)	Based upon the December 31, 2005, closing stock price of $19.33 per share, as reported on the Nasdaq National Market.
(2)	Mr. Dobbyn retired as Chief Financial Officer on March 4, 2006.
Compensation Committee Interlocks and Insider Participation
     The members of the Committee in 2005 were John Kahler, Ferdinand E. Megerlin, and David N. Wormley. See “Item 10. Directors and Executive Officers of the Company.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth as of March 3, 2006, information as to the beneficial ownership of the Company’s Common Stock by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) Each Named Executive Officer of the Company, and (iv) all Directors and executive officers of the Company as a group.

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership	Class
(1)	(2)

Robert E. Koski (3)(4)(5)	3,391,874	31.0%
Beverly Koski (3)(4)(5)	3,391,874	31.0%
Christine L. Koski (3)
3525 Turtle Creek Boulevard #19
Dallas, Texas 75219	3,187,564	29.2%
Robert C. Koski (3)(5)
315 Sycamore Street
Decartur, Georgia 30030	3,150,309	28.8%
Koski Family Limited Partnership
3525 Turtle Creek Boulevard #19B
Dallas, Texas 75219	3,090,309	28.3%
Thomas L. Koski (3)
Six New Street
East Norwalk, Connecticut 06855	3,090,309	28.3%
Royce & Associates, LLC (6)
1414 Avenue of the Americas
New York, NY 10019	589,593	5.4%
Clyde G. Nixon	69,686	*
Peter G. Robson (7)	3,251	*
Jeffrey Cooper (8)	32,400	*
Tricia L. Fulton (9)	7,954	*
Allen J. Carlson (10)	50,099	*
Hirokatsu Sakamoto	813	*
David N. Wormley	6,995	*
John S. Kahler (11)	3,500	*
Ferdinand E. Megerlin	1,103	*
Marc Bertoneche	2,208	*
All Directors and Executive Officers as a Group (12 persons)	3,667,137	33.5%

* Less than 1%.

(1)	Unless otherwise indicated, the address of each of the persons listed who own more than 5% of the Company’s Common Stock is 1500 West University Parkway, Sarasota, Florida 34243.

(2)	This column sets forth shares of the Company’s Common Stock which are deemed to be “beneficially owned” by the persons named in the table under Rule 13d-3 of the Securities and Exchange Commission. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent such power may be shared with a spouse.

(3)	Includes 3,090,309 shares owned by the Koski Family Limited Partnership, over which Christine L. Koski, Robert C. Koski, Thomas L. Koski, Robert E. Koski and Beverly Koski share voting and investment power as the general partners in the Partnership. Christine L. Koski, Robert C. Koski and Thomas L. Koski are the adult children of Robert E. Koski and Beverly Koski.

(4)	Includes 141,216 shares owned by Beverly Koski and 100,349 shares owned by Robert E. Koski. Beverly Koski is the spouse of Robert E. Koski.

(5)	Includes 60,000 shares owned by the Koski Family Foundation, Inc., over which Robert E. Koski, Beverly Koski and Robert C. Koski share voting and investment power.

(6)	According to the Schedule 13G, filed February 1, 2006, by Royce & Associates, LLC (“Royce”), Royce has sole voting and investment power with respect to the 589,593 shares.

(7)	Includes 3,251 shares of unvested restricted stock.

(8)	Includes 2,775 shares subject to currently exercisable options and 9,321 shares of unvested restricted stock.

(9)	Includes 3,462 shares of unvested restricted stock.

(10)	Includes 19,378 shares of unvested restricted stock.

(11)	Includes 1,923 shares owned by Mr. Kahler’s spouse.

Equity Compensation Plan Information
The following table summarizes the Company’s equity compensation plan information as of December 31, 2005. Information is included for both equity compensation plans approved by the Company’s shareholders and equity compensation plans not approved by the shareholders.

			Number of securities
			remaining available for
	Number of securities to		future issuance under
	be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants, and	outstanding options,	securities reflected in
Plan category	rights	warrants, and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	106,515	$6.36	1,075,061

Equity compensation plans not approved by shareholders	—	—	450

Total	106,515	$6.36	1,075,511
Equity compensation plans approved by shareholders include the 1996 Stock Option Plan, the 2001 Restricted Stock Plan, the Employee Stock Purchase Plan, and the 2004 Nonemployee Director Equity and Deferred Compensation Plan. All shares to be issued upon exercise in column (a) and the weighted average exercise price in column (b) represent shares issued under the 1996 Stock Option Plan. The number of securities available for future issuance in column (c) were: 382,593 shares under the 1996 Stock Option Plan, 411,931 shares under the Employee Stock Purchase Plan, 156,192 shares under the 2001 Restricted Stock Plan, and 112,327 shares under the 2004 Nonemployee Director Equity and Deferred Compensation Plan.
The only equity compensation plan not approved by shareholders was the 1999 Stock Award Plan. 4,500 shares were authorized for grant under the 1999 Stock Award Plan, which was approved by the Board of Directors on May 21, 1999. The general purpose of the Plan is to recognize and acknowledge extraordinary contributions of employees through the grant of shares of common stock, thereby providing them with a more direct stake in the future welfare of the Company and encouraging them to continue to demonstrate leadership and commitment to the Company. Subject to supervision by the Board and the provisions of the Plan, the Company’s president has the authority to determine the employees to whom awards shall be granted and the number of shares of common stock to be the subject of each award. As of December 31, 2005, there were 450 shares remaining for future grants, and there were no outstanding options, warrants, or rights associated with this plan.
In December 2005, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of Company stock, to be completed no later than January 15, 2007. The stock purchases will be made in the open market or through privately negotiated transactions. Market purchases will be made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchases was set based upon the anticipated number of shares that will be required to fund the Company’s ESOP, and employee stock purchase plan, through fiscal year 2006. As of December 31, 2005, the Company had repurchased 82,500 shares on the open market at an average cost of $18.87 per share. Of the 82,500 shares purchased, 65,000 were retired prior to December 31, 2005.
Subsequent to December 31, 2005, the Company repurchased 12,700 shares on the open market at an average cost of $19.16 per share. Total purchases under the plan have amounted to $1.8 million.

In November 2004, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company stock, to be completed no later than January 15, 2006. The amount of the stock repurchases was set based upon the anticipated number of shares that were required to fund the Company’s ESOP, and employee stock purchase plan, through fiscal year 2005. The Company purchased 8,700 shares at an average cost of $9.52 per share and 2,700 shares at an average cost of $9.80 per share for the periods ending December 25, 2004 and December 31, 2005, respectively. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. All shares were retired during the year purchased.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.
ITEM 14. PRINCPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The Company incurred aggregate audit fees of $528,625 and $197,286 to Grant Thornton LLP during fiscal years 2005 and 2004, respectively. These fees were for professional services rendered for the audit of the Company’s consolidated financial statements, the reviews of the financial statements included in the Company’s Forms 10-Q for fiscal years 2005 and 2004, respectively, and the statutory audit of Sun Hydraulik Holdings Limited, Sun Hydraulics Corporation’s wholly-owned subsidiary for its European market operations, and Sun Hydraulics Limited, a wholly-owned subsidiary of Sun Hydraulik Holdings Limited. The Audit Committee has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to the performance of services by them. As a matter of policy, the Audit Committee has determined generally not to request any new non-audit services from its auditors.

	Grant Thornton LLP
	2005	2004

Audit Fees	$505,000	$197,286
Audit Related Fees	23,625	—
Tax Services	—	—
All Other Fees	—	—

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The following financial statements are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	27

	Report of Independent Registered Certified Public Accounting Firm	28

	Consolidated Balance Sheets as of December 31, 2005, and December 25, 2004	29

	Consolidated Statements of Operations for the years ended December 31, 2005, December 25, 2004, and December 27, 2003	30

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, December 25, 2004, and December 27, 2003	31

	Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 25, 2004, and December 27, 2003	32

	Notes to Consolidated Financial Statements	33

	All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

2.	Exhibits:

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated herein by reference).

3.2.1	Certificate of Amendment to Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2.1 in the Company’s Quarterly report on Form 10-Q for the quarter ended March 27, 2004 and incorporated herein by reference).

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.5+	Forms of agreement for grants under the Sun Hydraulics Corporation 1996 Stock Option Plan (previously filed as Exhibit 10.12+ to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 and incorporated herein by reference).

10.6+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.7+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.8+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference).

10.9+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference).

10.10	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.11	Credit and Security Agreement dated August 11, 2005, between the Company, as Borrower, and Fifth Third Bank, as Lender (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.12	Renewal and Future Advance Revolving Line of Credit Promissory Note dated August 11, 2005, between the Company, as Borrower, and Fifth Third Bank, as Lender (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.13	Renewed, Amended and Restated Mortgage and Security Agreement dated August 11, 2005, between the Company, as Mortgagor, and Fifth Third Bank, as Mortgagee (previously filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.14	Credit and Security Agreement dated July 23, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference).

10.15	Master Loan Documents Modification Agreement dated as of November 18, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 25, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.16+	Sun Hydraulics Corporation 2004 Nonemployee Director Equity and Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005) (previously filed as Exhibit 10.1+ to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 and incorporated herein by reference).

10.17+	Form of Performance Share Agreement (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 16, 2004 and incorporated herein by reference).

10.18+	The Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on January 14, 2005 and incorporated herein by reference).

14	Code of Ethics (previously filed as Exhibit 14 in the Company’s Annual report on Form 10-K for the year ended December 25, 2004 and incorporated herein by reference).

21	Subsidiaries of the Registrant (previously filed as Exhibit 21 in the Company’s Annual report on Form 10-K for the year ended December 25, 2004 and incorporated herein by reference).

23.1	PricewaterhouseCoopers, LLP Consent of Independent Registered Certified Public Accounting Firm

23.2	Grant Thornton LLP Consent of Independent Registered Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 14, 2006.

SUN HYDRAULICS CORPORATION
By:	/s/ Allen J. Carlson
Allen J. Carlson, President and
Chief Executive Officer

     Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 14, 2006.

Signature	Title

/s/ Allen J. Carlson
Allen J. Carlson	President, Chief Executive Officer and Director

/s/ Tricia L. Fulton
Tricia L. Fulton	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Marc Bertoneche
Marc Bertoneche	Director

/s/ John S. Kahler
John S. Kahler	Director

/s/ Christine L. Koski
Christine L. Koski	Director

/s/ Robert E. Koski
Robert E. Koski	Director

/s/ Ferdinand E. Megerlin
Ferdinand E. Megerlin	Director

/s/ Clyde G. Nixon
Clyde G. Nixon	Chairman of the Board of Directors

/s/ Hirokatsu Sakamoto
Hirokatsu Sakamoto	Director

/s/ David N. Wormley
David N. Wormley	Director