Form 10-K/A
period 2005-12-31
SUN HYDRAULICS CORP
filed 2006-04-10
CIK 1024795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note
This Amendment is being filed solely to file revised Officer Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Such revised certifications are attached hereto as Exhibits 31.1 and 31.2.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	The following financial statements are included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Commission:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005, and December 25, 2004

Consolidated Statements of Operations for the years ended December 31, 2005, December 25, 2004, and December 27, 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, December 25, 2004, and December 27, 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 25, 2004, and December 27, 2003

Notes to Consolidated Financial Statements

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

2.	Exhibits:

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated herein by reference).

3.2.1	Certificate of Amendment to Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2.1 in the Company’s Quarterly report on Form 10-Q for the quarter ended March 27, 2004 and incorporated herein by reference).

10.1	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.3+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.5+	Forms of agreement for grants under the Sun Hydraulics Corporation 1996 Stock Option Plan (previously filed as Exhibit 10.12+ to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 and incorporated herein by reference).

10.6+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.7+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.8+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference).

10.9+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference).

10.10	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.11	Credit and Security Agreement dated August 11, 2005, between the Company, as Borrower, and Fifth Third Bank, as Lender (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.12	Renewal and Future Advance Revolving Line of Credit Promissory Note dated August 11, 2005, between the Company, as Borrower, and Fifth Third Bank, as Lender (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.13	Renewed, Amended and Restated Mortgage and Security Agreement dated August 11, 2005, between the Company, as Mortgagor, and Fifth Third Bank, as Mortgagee (previously filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.14	Credit and Security Agreement dated July 23, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference).

10.15	Master Loan Documents Modification Agreement dated as of November 18, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 25, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.16+	Sun Hydraulics Corporation 2004 Nonemployee Director Equity and Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005) (previously filed as Exhibit 10.1+ to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 and incorporated herein by reference).

10.17+	Form of Performance Share Agreement (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 16, 2004 and incorporated herein by reference).

10.18+	The Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on January 14, 2005 and incorporated herein by reference).

14	Code of Ethics (previously filed as Exhibit 14 in the Company’s Annual report on Form 10-K for the year ended December 25, 2004 and incorporated herein by reference).

21	Subsidiaries of the Registrant (previously filed as Exhibit 21 in the Company’s Annual report on Form 10-K for the year ended December 25, 2004 and incorporated herein by reference).

23.1	PricewaterhouseCoopers, LLP Consent of Independent Registered Certified Public Accounting Firm (previously filed as Exhibit 23.1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

23.2	Grant Thornton LLP Consent of Independent Registered Public Accounting Firm (previously filed as Exhibit 23.2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350 (previously filed as Exhibit 32.1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

32.2	CFO Certification pursuant to 18 U.S.C. § 1350( previously filed as Exhibit 32.2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

+	Executive management contract or compensatory plan or arrangement.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on April 7, 2006.

SUN HYDRAULICS CORPORATION
By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer