Form 10-Q
period 2006-04-01
SUN HYDRAULICS CORP
filed 2006-05-11
CIK 1024795

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006	Commission file number 0-21835
SUN HYDRAULICS CORPORATION
(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1500 WEST UNIVERSITY PARKWAY
SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Registrant had 10,937,924 shares of common stock, par value $.001, outstanding as of April 28, 2006.

Sun Hydraulics Corporation
INDEX
For the quarter ended April 1, 2006

PART I: FINANCIAL INFORMATION
Item 1.
Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	April 1, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,341	$5,417
Restricted cash	52	413
Accounts receivable, net of allowance for doubtful accounts of $98 and $110	13,629	10,975
Inventories	8,592	7,870
Income taxes receivable	—	236
Deferred income taxes	782	782
Other current assets	1,065	864

Total current assets	31,461	26,557

Property, plant and equipment, net	46,061	45,181
Other assets	1,831	1,823

Total assets	$79,353	$73,561

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,637	$4,822
Accrued expenses and other liabilities	3,437	3,857
Long-term debt due within one year	391	398
Dividends payable	1,093	1,089
Income taxes payable	1,362	—

Total current liabilities	9,920	10,166

Long-term debt due after one year	3,348	1,986
Deferred income taxes	4,687	4,688
Other noncurrent liabilities	277	281

Total liabilities	18,232	17,121

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 10,933,780 and 10,893,421 shares outstanding	11	11
Capital in excess of par value	32,594	32,466
Unearned compensation related to outstanding restricted stock	—	(741)
Retained earnings	26,492	23,406
Accumulated other comprehensive income	2,024	1,647
Treasury stock	—	(349)

Total shareholders’ equity	61,121	56,440

Total liabilities and shareholders’ equity	$79,353	$73,561

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	April 1, 2006	April 2, 2005
	(unaudited)	(unaudited)
Net sales	$34,185	$29,079

Cost of sales	23,204	19,326

Gross profit	10,981	9,753

Selling, engineering and administrative expenses	4,671	4,220

Operating income	6,310	5,533

Interest expense	70	136
Foreign currency transaction gain	(41)	(105)
Miscellaneous expense/(income), net	28	(16)

Income before income taxes	6,253	5,518

Income tax provision	2,073	2,052

Net income	$4,180	$3,466

Basic net income per common share	$0.38	$0.33

Weighted average basic shares outstanding	10,932	10,632

Diluted net income per common share	$0.38	$0.32

Weighted average diluted shares outstanding	11,001	10,724

Dividends declared per share	$0.100	$0.050

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)
(in thousands)

						Unearned
						compensation		Accumulated
					Capital in	related to		other
	Preferred	Preferred	Common	Common	excess of	restricted	Retained	comprehensive	Treasury
	shares	stock	shares	stock	par value	stock	earnings	income	stock	Total
Balance, December 31, 2005	—	$—	10,893	$11	$32,466	$(741)	$23,406	$1,647	$(349)	$56,440
Adjustment of unearned compensation, restricted stock					(741)	741				—
Shares issued, stock options			10		49					49
Shares issued, ESPP			3		50					50
Shares issued, ESOP			58		1,180					1,180
Purchase and retirement of treasury stock			(30)		(593)				349	(244)
Stock-based compensation					152					152
Stock option income tax benefit					31					31
Dividends declared							(1,094)			(1,094)
Comprehensive income:
Net income							4,180			4,180
Foreign currency translation adjustments								377		377

Comprehensive income										4,557

Balance, April 1, 2006	—	$—	10,934	$11	$32,594	$—	$26,492	$2,024	$—	$61,121

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	April 1, 2006	April 2, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$4,180	$3,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,437	1,390
Loss (gain) on disposal of assets	26	(1)
Provision for deferred income taxes	(1)	3
Allowance for doubtful accounts	(12)	(29)
Stock-based compensation expense	152	81
Stock options income tax benefit	(31)	—
(Increase) decrease in:
Accounts receivable	(2,642)	(3,366)
Inventories	(722)	(754)
Income taxes receivable	236	—
Other current assets	(201)	(315)
Other assets	(16)	(19)
Increase (decrease) in:
Accounts payable	(1,185)	614
Accrued expenses and other liabilities	760	526
Taxes payable	1,393	79
Other liabilities	(4)	(5)

Net cash provided by operating activities	3,370	1,670

Cash flows from investing activities:
Capital expenditures	(1,965)	(1,538)
Proceeds from dispositions of equipment	2	1

Net cash used in investing activities	(1,963)	(1,537)

Cash flows from financing activities:
Proceeds from debt	1,500	—
Repayment of debt	(145)	(371)
Proceeds from exercise of stock options	49	2,056
Proceeds from stock issued	50	32
Payments for purchase of treasury stock	(244)	(27)
Dividends to shareholders	(1,089)	(522)
Stock options income tax benefit	31	—

Net cash provided by financing activities	152	1,168

Effect of exchange rate changes on cash and cash equivalents	4	116

Net increase in cash and cash equivalents	1,563	1,417

Cash and cash equivalents, beginning of period	5,830	9,762

Cash and cash equivalents, end of period	$7,393	$11,179

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$70	$136
Income taxes	$476	$2,488
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$1,180	$1,058
The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
1. BASIS OF PRESENTATION AND SUMMARY OF BUSINESS
Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, and China. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility. Sun Hydraulics acquired a 40% equity method investment in WhiteOak Controls, Inc. (“WhiteOak”), on June 28, 2005. WhiteOak, located in Mediapolis, Iowa, designs and produces complementary electronic control products.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 15, 2006. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three month period ended April 1, 2006, is not necessarily indicative of the results that may be expected for the period ending December 30, 2006.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Earnings per share
The following table represents the computation of basic and diluted earnings per common share as required by FAS No. 128, Earnings Per Share (in thousands, except per share data):

	Three Months Ended
	April 1, 2006	April 2, 2005

Net income	$4,180	$3,466
Weighted average basic shares outstanding	10,932	10,632
Basic net income per common share	$0.38	$0.33
Effect of dilutive stock options	69	92
Weighted average diluted shares outstanding	11,001	10,724
Diluted net income per common share	$0.38	$0.32
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
52-53 Week Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to the end of the month of December. Each quarter generally consists of two 4-week periods and one 5-week period. The 2005 fiscal year ended on December 31, 2005, resulting in a 53-week year. As a result of the 2005 fiscal year ending December 31, 2005, the three month period ending April 2, 2005, consists of one 4-week period and two 5-week periods. The period ending April 1, 2006, consists of two 4-week periods and one 5-week period.
3. STOCK-BASED COMPENSATION
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“FAS”) No. 123R, Share-Based Payment, (“FAS 123R”) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by FAS No. 123, Accounting for Stock-Based Compensation, (“FAS 123”), as amended by FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.
Under APB 25, no compensation expense was recorded in earnings for the Company’s stock options and awards granted under the Company’s employee stock purchase plan (“ESPP”). The pro forma effects on net income and earnings per share for stock options were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in earnings for restricted stock awards. Under FAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.
The Company adopted FAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in fiscal year 2006 includes the cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of FAS 123. Results for prior periods have not been restated.
The compensation cost for stock options will be based on the grant-date fair value of those awards as calculated using the Black-Scholes valuation model. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for stock options and restricted stock awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. Compensation costs for shares granted under the ESPP will be calculated based on actual quarterly purchases.
Prior to the adoption of FAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of FAS 123 to all of its share-based compensation awards for periods prior to the adoption of FAS 123R, and the actual effect on net income and earnings per share for periods subsequent to adoption of FAS 123R (in thousands, except per share data). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions as set forth below.

	Three Months Ended
	April 1,	April 2,
	2006	2005

Net Income as Reported	$4,180	$3,466

Stock-based employee compensation expense included in reported net income, net of related taxes	101	48

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(101)	(78)

Pro Forma Net Income	$4,180	$3,436

Basic net income per common share:
As reported	$0.38	$0.33
Pro forma	$0.38	$0.32

Diluted net income per common share:
As reported	$0.38	$0.32
Pro forma	$0.38	$0.32

Assumptions
Risk-free interest rate	4.54%	4.22%
Expected lives (in years)	6.5	6.5
Expected volatility	35.71%	30.32%
Dividend yield	1.83%	2.19%
Stock Option Plan
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

A summary of activity under the Stock Option Plan for the three months ended April 1, 2006 is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term (in years)	value
Options outstanding as of December 31, 2005	106,515	$6.36
Granted	—
Exercised	(9,400)	$5.16
Forfeitures	—

Options outstanding as of April 1, 2006	97,115	$6.47	5.22	$1,448

Options exercisable as of April 1, 2006	31,159	$5.31	4.95	$501

All options listed above vest over three to five years with a maximum term of seven to ten years.
Restricted Stock Plan
During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 412,500 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Restricted stock granted prior to January 1, 2006, was accounted for using the measurement and recognition principles of APB 25. Accordingly, compensation cost was measured at the date of the grant and will be recognized in earnings over the period in which the shares vest. Restricted stock expense for the periods ended April 1, 2006 and April 2, 2005, totaled $115 and $76, respectively.
As of April 1, 2006, there were 94,677 nonvested restricted shares with a weighted average grant date fair value of $9.45. There were no shares granted, vested or forfeited during the period ended April 1, 2006.
The Company has $626 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of April 1, 2006. That cost is expected to be recognized over a weighted average period of 1.3 years. Pursuant to FAS 123R, the $741 of unearned compensation recorded as a reduction to stockholders’ equity as of December 31, 2005 was reversed against the Company’s additional paid-in-capital.
Employee Stock Purchase Plan
During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 487,500 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased 3,010 shares at a price of $16.43 and 3,545 shares at a price of $7.28, under the ESPP during periods ended April 1, 2006, and April 2, 2005, respectively. At April 1, 2006, 411,931 shares remained available to be issued through the ESPP.

4. RESTRICTED CASH
The restricted cash balance at April 1, 2006, consisted of $52 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K.
5.	INVENTORIES

	April 1, 2006	December 31, 2005
Raw materials	$2,975	$2,353
Work in process	3,158	2,988
Finished goods	2,806	2,767
Provision for slow moving inventory	(347)	(238)

Total	$8,592	$7,870

6.	GOODWILL
On April 1, 2006, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 31, 2005. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of April 1, 2006, no factors were identified that indicated impairment of the carrying value of the goodwill.
7. LONG-TERM DEBT

	April 1, 2006	December 31, 2005
$35,000 revolving line of credit, collateralized by U.S. assets, interest rate Libor + 1.5% or Bank’s Base Rate at Company’s discretion ( 6.36% at April 1, 2006), due August 1, 2011.	$2,499	$999

$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	584	623

10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	642	707

Other	14	55

	3,739	2,384
Less amounts due within one year	(391)	(398)

Total	$3,348	$1,986

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of April 1, 2006, the Company was in compliance with all debt covenants.

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
Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated
Three Months Ended April 1, 2006
Sales to unaffiliated customers	$20,861	$4,090	$4,577	$4,657	$—	$34,185
Intercompany sales	6,677	—	36	786	(7,499)	—
Operating income	4,058	607	940	739	(34)	6,310
Depreciation	1,031	37	119	243	—	1,430
Capital expenditures	1,873	3	13	76	—	1,965

Three Months Ended April 2, 2005
Sales to unaffiliated customers	$18,146	$2,667	$4,081	$4,185	$—	$29,079
Intercompany sales	5,862	—	23	602	(6,487)	—
Operating income	3,872	330	1,174	318	(161)	5,533
Depreciation	977	37	109	267	—	1,390
Capital expenditures	1,375	5	61	97	—	1,538
Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest expense and net miscellaneous income/expense.
9.	NEW ACCOUNTING PRONOUNCEMENTS
In March 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No.156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“FAS 156”), that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of FAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. FAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.
In February 2006, the FASB issued FAS No.155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“FAS 155”), to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of FAS No.133, Accounting for Derivative Instruments and

Hedging Activities. FAS 155 is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly-owned companies and independent distributors with some direct accounts. Sales outside the United States for the Quarter ended April 1, 2006, were 50% of total net sales.
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
During the difficult times of 2001 and 2002, the Company kept its workforce fully intact, despite a severe decline in business. Manufacturing personnel reviewed and improved many processes to increase productivity. Existing products were redesigned to make them easier to manufacture. And many new products were released to complement what management believes to be the most extensive cartridge valve line in the world.
Many of the Company’s new products are electrically actuated cartridges, including solenoid and proportional valves. The new electrically actuated cartridges create new system opportunities by offering complete valve packages which could not be offered previously. This product line expansion allows integrated packages to be designed with 100% Sun content.
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

Industry conditions
Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 13% and 25% in 2005 and 2004, respectively, after a decrease of 2% in 2003. The index of shipments continued to show growth through March 2006, increasing 12%.
The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index was 55.2 at the end of March 2006 compared to 55.3 at the end of March 2005. When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy.
Results for the first quarter (Dollars in millions except net income per share)

	April 1,	April 2,
	2006	2005	Increase
Three Months Ended
Net Sales	$34.2	$29.1	18%
Net Income	$4.2	$3.5	20%
Net Income per share(1):
Basic	$0.38	$0.33	15%
Diluted	$0.38	$0.32	19%
The Company experienced a significant surge in demand in the first quarter that has continued through April and into May. The Company’s major focus continues to be on delivery performance and satisfying customers’ needs.
The Company remains committed to its global strategy of expanding its international footprint. International sales were up 25% over last year with sizable growth in the European and Asian markets, Domestic sales also continue to be strong, with a 10% year over year increase. With order rates remaining steady at a high level and the short book-to-ship cycle, the Company expects second quarter results will continue to show strength.
In April, the Company released the first products that have resulted from its WhiteOak joint venture, which was entered into last year. Management believes that these complementary electronic products are indicative of the new, innovative technologies that will result from Sun’s association with WhiteOak.
Outlook
Second quarter 2006 sales are estimated to be in the range of $36 million, a 16% increase over the same period last year. Second quarter earnings per share are estimated to be between $0.39 and $0.41 per share, compared to $0.32 per share last year.
COMPARISON OF THE THREE MONTHS ENDED APRIL 1, 2006 AND APRIL 2, 2005
Net Sales
Net sales were $34.2 million, an increase of $5.1 million, or 17.5%, compared to $29.1 million in 2005. The increase was due in large part to the continued growth of international sales, particularly in Asia where sales increased 49.1%, or $1.8 million, to $5.6 million. Asian sales were led by domestic sales in Korea and sales to China.

North American sales increased 8.2%, or $1.3 million, to $17.4 million. Shipments within the U.S. increased 10.4%.
European sales increased 20.8%, or $1.8 million, to $10.5 million. Sales to France increased 23.1%, to Germany 15.4%, and to the U.K. 14.6%. Significant increases were also noted in Ireland, Norway, Sweden, Finland and Italy.
Gross Profit
Gross profit increased $1.2 million, or 12.6%, to $11.0 million. Gross profit as a percentage of net sales decreased to 32.1% in the first quarter of 2006, compared to 33.5% in the first quarter last year. Gross profit decreases were due to increased material costs and an increase in the fixed cost base, including salaries and fringe, utilities, and depreciation. Gross profit decreases were partially offset by higher sales volume and a selective sales price increase in January this year.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses increased 10.7%, or $0.5 million, to $4.7 million compared to the same quarter last year. The increase was primarily due to increased compensation expense and changes in accrued liabilities.
Interest Expense
Interest expense for the quarter ended April 1, 2006, decreased 48.5% to $0.1 million compared to the quarter ended April 2, 2005. Total average debt for the quarter ended April 1, 2006, was $2.7 million compared to $11.0 million for the quarter ended April 2, 2005. Interest on the decreased average debt outstanding was partially offset by the increase of the average interest rate on variable debt during the period ended April 1, 2006.
Foreign Currency Transaction Gain
There was minimal impact to net income in the quarter ended April 1, 2006, compared to a gain of $0.1 in the quarter ended April 2, 2005, as a result of foreign currency transactions. The decrease in the foreign currency gain was primarily a result of the revaluation of Sun Ltd. balance sheet items which were held in U.S. dollars.
Miscellaneous Expense/(Income), Net
There was minimal impact to net income in the quarters ended April 1, 2006, and April 2, 2005, as a result of miscellaneous expenses/(income).
Income Taxes
The provision for income taxes for the quarter ended April 1, 2006, was 33.2% of pretax income compared to 37.2% for the quarter ended April 2, 2005. The decrease was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products and a reduction in the U.S. effective rate of approximately 3%.
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

Cash from operations for the three months ended April 1, 2006, was $3.4 million, compared to $1.7 million for the three months ended April 2, 2005. The $1.7 million increase in the Company’s net cash flow from operations during the period was due primarily to the increase in net income of $0.7 million, decreases in tax assets and increases in tax liabilities. Amounts were partially offset by a decrease in accounts payable. Days sales outstanding (DSO) were 36 and 39 at April 1, 2006, and April 2, 2005, respectively. Inventory turns improved to 10.8 as of April 1, 2006, from 9.8 as of April 2, 2005.
Capital expenditures, consisting primarily of purchases of machinery and equipment, were $2.0 million for the three months ended April 1, 2006, compared to $1.5 million for the three months ended April 2, 2005. Capital expenditures for the year are projected to be approximately $9.0 million.
The Company declared quarterly dividends of $0.10 per share to shareholders of record March 31, 2006, payable on April 15, 2006. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.
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
Off Balance Sheet Arrangements
The Company uses the equity method of accounting to account for its investments in Sun China and WhiteOak. The Company does not have a majority ownership in or exercise control over either of the entities. The Company does not believe that its investments in Sun China or WhiteOak qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor are they material to the financial statements of the Company at April 1, 2006.
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
Goodwill
The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 31, 2005. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 6 for goodwill amounts.
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
Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2005, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended April 1, 2006. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company had approximately $2.5 million in variable-rate debt outstanding at April 1, 2006. The Company has managed this risk by its ability to select the interest rate on its debt financing at LIBOR plus 1.5% or the Bank’s Base Rate, whichever is more advantageous. Beginning in August 2006, the interest rate on its debt financing will remain variable based upon the Company’s leverage ratio. At April 1, 2006, a 1% change in interest rates up or down would have affected the Company’s income statement on an annual basis by approximately $25,000 at the current, variable-rate outstanding debt level.
The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.
Item 4. CONTROLS AND PROCEDURES
As of April 1, 2006, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 1, 2006, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
There were no significant changes in the Company’s internal controls over financial reporting during the period ended April 1, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In December 2005, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of Company stock, to be completed no later than January 15, 2007. The stock purchases will be made in the open market or through privately negotiated transactions. Market purchases will be made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchases was set based upon the anticipated number of shares that will be required to fund the Company’s ESOP and employee stock purchase plan through fiscal year 2006.
The table below sets forth purchases of Company stock during the first quarter of fiscal 2006:

	Issuer Purchases of Equity Securities
			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of Shares	Average Price	Publicly Announced Plans	Purchased under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 2006	12,700	$19.16	12,700	$199,689
February 2006	—	$—	—	$199,689
March 2006	—	$—	—	$199,689

Total	12,700		12,700	$199,689

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
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 9, 2006.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)