Form 10-Q
period 2006-07-01
SUN HYDRAULICS CORP
filed 2006-08-10
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 10,797,927 shares of common stock, par value $.001, outstanding as of July 28, 2006.

Sun Hydraulics Corporation

INDEX

For the quarter ended July 1, 2006

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	July 1, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,456	$5,417
Restricted cash	55	413
Accounts receivable, net of allowance for doubtful accounts of $116 and $110	15,074	10,975
Inventories	9,138	7,870
Income taxes receivable	—	236
Deferred income taxes	782	782
Other current assets	711	864

Total current assets	33,216	26,557

Property, plant and equipment, net	48,009	45,181
Other assets	1,865	1,823

Total assets	$83,090	$73,561

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,830	$4,822
Accrued expenses and other liabilities	3,503	3,857
Long-term debt due within one year	413	398
Dividends payable	1,084	1,089
Income taxes payable	479	—

Total current liabilities	10,309	10,166

Long-term debt due after one year	4,332	1,986
Deferred income taxes	4,701	4,688
Other noncurrent liabilities	272	281

Total liabilities	19,614	17,121

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 10,841,909 and 10,893,421 shares outstanding	11	11
Capital in excess of par value	31,006	32,466
Unearned compensation related to outstanding restricted stock	—	(741)
Retained earnings	29,721	23,406
Accumulated other comprehensive income	3,312	1,647
Treasury stock	(574)	(349)

Total shareholders’ equity	63,476	56,440

Total liabilities and shareholders’ equity	$83,090	$73,561

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	July 1, 2006	July 2, 2005
	(unaudited)	(unaudited)
Net sales	$36,928	$31,014

Cost of sales	25,689	20,928

Gross profit	11,239	10,086

Selling, engineering and administrative expenses	4,690	4,524

Operating income	6,549	5,562

Interest expense	66	147
Foreign currency transaction loss/(gain)	72	(145)
Miscellaneous income, net	(90)	(23)

Income before income taxes	6,501	5,583

Income tax provision	2,187	2,047

Net income	$4,314	$3,536

Basic net income per common share	$0.39	$0.33

Weighted average basic shares outstanding	10,932	10,873

Diluted net income per common share	$0.39	$0.32

Weighted average diluted shares outstanding	10,995	10,975

Dividends declared per share	$0.100	$0.050

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Six months ended
	July 1, 2006	July 2, 2005
	(unaudited)	(unaudited)
Net sales	$71,114	$60,093

Cost of sales	48,895	40,254

Gross profit	22,219	19,839

Selling, engineering and administrative expenses	9,360	8,743

Operating income	12,859	11,096

Interest expense	136	283
Foreign currency transaction loss/(gain)	31	(257)
Miscellaneous income, net	(62)	(32)

Income before income taxes	12,754	11,102

Income tax provision	4,260	4,100

Net income	$8,494	$7,002

Basic net income per common share	$0.78	$0.65

Weighted average basic shares outstanding	10,932	10,750

Diluted net income per common share	$0.77	$0.65

Weighted average diluted shares outstanding	10,998	10,847

Dividends declared per share	$0.200	$0.125

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Unearned compensation related to restricted stock	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance, December 31, 2005	—	$—	10,893	$11	$32,466	$(741)	$23,406	$1,647	$(349)	$56,440
Adjustment of unearned compensation, restricted stock					(741)	741				—
Shares issued, stock options			15		73					73
Shares issued, ESPP			7		114					114
Shares issued, ESOP			58		1,183					1,183
Shares retired, Repurchase Agreement			(131)		(2,440)				349	(2,091)
Purchase of treasury stock									(574)	(574)
Stock-based compensation					309					309
Stock option income tax benefit					42					42
Dividends declared							(2,179)			(2,179)
Comprehensive income:
Net income							8,494			8,494
Foreign currency translation adjustments								1,665		1,665

Comprehensive income										10,159

Balance, July 1, 2006	—	$—	10,842	$11	$31,006	$—	$29,721	$3,312	$(574)	$63,476

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Six months ended
	July 1, 2006	July 2, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$8,494	$7,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,932	2,779
Loss on disposal of assets	62	7
Provision for deferred income taxes	13	(2)
Allowance for doubtful accounts	6	(7)
Stock-based compensation expense	309	165
Stock options income tax benefit	(42)	—
(Increase) decrease in:
Accounts receivable	(4,105)	(2,872)
Inventories	(1,268)	(747)
Income taxes receivable	236	—
Other current assets	153	(390)
Other assets	(56)	108
Increase (decrease) in:
Accounts payable	8	1,306
Accrued expenses and other liabilities	829	962
Taxes payable	521	108
Other liabilities	(9)	(10)

Net cash provided by operating activities	8,083	8,409

Cash flows from investing activities:
Investment in WhiteOak	—	(400)
Capital expenditures	(4,816)	(3,638)
Proceeds from dispositions of equipment	20	1

Net cash used in investing activities	(4,796)	(4,037)

Cash flows from financing activities:
Proceeds from debt	5,000	—
Repayment of debt	(2,639)	(703)
Proceeds from exercise of stock options	73	2,273
Proceeds from stock issued	114	69
Payments for purchase of treasury stock	(2,665)	(27)
Dividends to shareholders	(2,183)	(1,065)
Stock options income tax benefit	42	—

Net cash (used in) provided by financing activities	(2,258)	547

Effect of exchange rate changes on cash and cash equivalents	652	(205)

Net increase in cash and cash equivalents	1,681	4,714
Cash and cash equivalents, beginning of period	5,830	9,762

Cash and cash equivalents, end of period	$7,511	14,476

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$136	$283
Income taxes	$3,532	$4,605
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$1,183	$1,058

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 15, 2006. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and six month periods ended July 1, 2006, are not necessarily indicative of the results that may be expected for the period ending December 30, 2006.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share as required by FAS No. 128, Earnings Per Share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$4,314	$3,536	$8,494	$7,002
Weighted average basic shares outstanding	10,932	10,873	10,932	10,750
Basic net income per common share	$0.39	$0.33	$0.78	$0.65
Effect of dilutive stock options	63	102	66	97
Weighted average diluted shares outstanding	10,995	10,975	10,998	10,847
Diluted net income per common share	$0.39	$0.32	$0.77	$0.65

52-53 Week Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to the end of the month of December. Each quarter generally consists of two 4-week periods and one 5-week period. The 2005 fiscal year ended on December 31, 2005, resulting in a 53-week year. As a result of the 2005 fiscal year ending December 31, 2005, the six month period ending July 2, 2005, consists of three 4-week periods and three 5-week periods. The six month period ending July 1, 2006, consists of four 4-week periods and two 5-week periods.

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

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net Income as Reported	$4,314	$3,536	$8,494	$7,002

Stock-based employee compensation expense included in reported net income, net of related taxes	108	48	209	96

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(108)	(78)	(209)	(156)

Pro Forma Net Income	$4,314	$3,506	$8,494	$6,942

Basic net income per common share:
As reported	$0.39	$0.33	$0.78	$0.65
Pro forma	$0.39	$0.32	$0.78	$0.65

Diluted net income per common share:
As reported	$0.39	$0.32	$0.77	$0.65
Pro forma	$0.39	$0.32	$0.77	$0.64

Assumptions
Risk-free interest rate	4.54%	4.22%	4.54%	4.22%
Expected lives (in years)	6.5	6.5	6.5	6.5
Expected volatility	35.71%	30.32%	35.71%	30.32%
Dividend yield	1.83%	2.19%	1.83%	2.19%

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

A summary of activity under the Stock Option Plan for the six months ended July 1, 2006 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding as of December 31, 2005	106,515	$6.36
Granted	—
Exercised	(14,200)	$5.17
Forfeitures	—

Options outstanding as of July 1, 2006	92,315	$6.54	4.95	$1,315

Options exercisable as of July 1, 2006	30,859	$5.35	4.78	$476

All options listed above vest over three to five years with a maximum term of seven to ten years.

Restricted Stock Plan

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 412,500 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Restricted stock granted prior to January 1, 2006, was accounted for using the measurement and recognition principles of APB 25. Accordingly, compensation cost was measured at the date of the grant and will be recognized in earnings over the period in which the shares vest. Restricted stock expense for the six months ended July 1, 2006 and July 2, 2005, totaled $227 and $152, respectively.

The following table summarizes restricted stock activity from December 31, 2005 through July 1, 2006:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 31, 2005	94,677	9.45
Granted	—
Vested	—
Forfeitures	(816)	18.41

Nonvested balance at July 1, 2006	93,861	9.38

The Company has $500 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of July 1, 2006. That cost is expected to be recognized over a weighted average period of 1.55 years. Pursuant to FAS 123R, the $741 of unearned compensation recorded as a reduction to stockholders’ equity as of December 31, 2005 was reversed against the Company’s additional paid-in-capital.

Employee Stock Purchase Plan

During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 487,500 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased 6,845 shares at a weighted average price of $16.59 and 7,879 shares at a weighted average price of $8.07, under the ESPP during the six months ended July 1, 2006, and July 2, 2005, respectively. At July 1, 2006, 408,096 shares remained available to be issued through the ESPP.

4. RESTRICTED CASH

The restricted cash balance at July 1, 2006, consisted of $55 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K.

5. INVENTORIES

	July 1, 2006	December 31, 2005
Raw materials	$3,158	$2,353
Work in process	3,170	2,988
Finished goods	3,021	2,767
Provision for slow moving inventory	(211)	(238)

Total	$9,138	$7,870

6. GOODWILL

On July 1, 2006, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 31, 2005. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of July 1, 2006, no factors were identified that indicated impairment of the carrying value of the goodwill.

7. LONG-TERM DEBT

	July 1, 2006	December 31, 2005
$35,000 revolving line of credit, collateralized by U.S. assets, interest rate Libor + 1.5% or Bank’s Base Rate at Company’s discretion ( 6.67% at July 1, 2006), due August 1, 2011.	$3,499	$999
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	562	623
10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	669	707
Other	15	55

	4,745	2,384
Less amounts due within one year	(413)	(398)

Total	$4,332	$1,986

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of July 1, 2006, the Company was in compliance with all debt covenants.

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

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated
Three Months Ended July 1, 2006
Sales to unaffiliated customers	$23,332	$4,072	$5,193	$4,331	$—	$36,928
Intercompany sales	6,615	—	26	666	(7,307)	—
Operating income	4,271	596	1,175	583	(76)	6,549
Depreciation	1,088	38	122	241	—	1,489
Capital expenditures	2,534	18	49	251	—	2,852

Three Months Ended July 2, 2005
Sales to unaffiliated customers	$19,557	$3,251	$4,097	$4,109	$—	$31,014
Intercompany sales	5,573	—	20	745	(6,338)	—
Operating income	3,862	467	915	334	(16)	5,562
Depreciation	985	38	110	256	—	1,389
Capital expenditures	1,457	2	33	608	—	2,100

Six Months Ended July 1, 2006
Sales to unaffiliated customers	$44,193	$8,162	$9,770	$8,989	$—	$71,114
Intercompany sales	13,292	—	62	1,452	(14,806)	—
Operating income	8,328	1,202	2,116	1,322	(109)	12,859
Depreciation	2,119	75	241	484	—	2,919
Capital expenditures	4,406	21	62	327	—	4,816

Six Months Ended July 2, 2005
Sales to unaffiliated customers	$37,703	$5,917	$8,179	$8,294	$—	$60,093
Intercompany sales	11,435	—	42	1,348	(12,825)	—
Operating income	7,734	798	2,089	652	(177)	11,096
Depreciation	1,962	75	219	523	—	2,779
Capital expenditures	2,832	7	94	705	—	3,638

Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest expense and net miscellaneous income/expense.

9. NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In March 2006, the FASB issued FAS No.156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“FAS 156”), that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of FAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. FAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly-owned companies and independent distributors with some direct accounts. Sales outside the United States for the second quarter ended July 1, 2006, were 50% of total net sales.

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

During the last economic downturn, the Company kept its workforce fully intact. Production processes were reviewed and improved to increase productivity and capacity. Existing products were redesigned to make them easier to manufacture. And many new products were released to complement what management believes to be the most extensive cartridge valve line in the world. The improvements during this period have enabled the Company to maintain consistent delivery of its products to the marketplace.

Many of the Company’s new products are electrically actuated cartridges, including solenoid and proportional valves. The new electrically actuated cartridges create new system opportunities by offering complete valve packages which could not be offered previously. This product line expansion allows integrated packages to be designed with 100% Sun content.

To support this effort, the Company has wholly-owned companies in North America, Europe and the Far East, augmented by what management believes to be the finest distribution network in the fluid power industry. The Company’s distributors are particularly skilled in applying products and developing integrated solutions for the local market.

To inform and update the marketplace about all of these developments, the Company relies on www.sunhydraulics.com. The Company’s website is developed for serious design engineers. It provides all the detailed technical information and specifications to select, apply and obtain Sun products, 24 hours a day, seven days a week.

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 14% and 25% in 2005 and 2004, respectively, after a decrease of 2% in 2003. The index of shipments continued to show growth through June 2006, increasing 10%.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index was 53.8 at the end of June 2006 compared to 54.0 at the end of June 2005. When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy.

Results for the second quarter and year to date

(Dollars in millions except net income per share)

	July 1, 2006	July 2, 2005	Increase
Three Months Ended
Net Sales	$36.9	$31.0	19%
Net Income	$4.3	$3.5	23%
Net Income per share:
Basic	$0.39	$0.33	18%
Diluted	$0.39	$0.32	22%

Six Months Ended
Net Sales	$71.1	$60.1	18%
Net Income	$8.5	$7.0	21%
Net Income per share:
Basic	$0.78	$0.65	20%
Fully Diluted	$0.77	$0.65	18%

The Company continued to see strong demand across all segments in the second quarter. Sun has reported double digit growth in sales and earnings going back to 2003 and it expects more of the same for the third quarter as orders heading into the quarter remain strong and steady.

Sales and orders were strong in the second quarter, although earnings were constrained due to additional material and fixed cost increases. Productivity gains have offset much of the previous years’ cost increases. However, this year the additional costs have outpaced productivity gains. Consequently, in July, the Company implemented a mid-year price increase to stem further margin erosion and improve future earnings.

The Company is continually looking at better, more efficient ways to make its products. To achieve this, the Company has continued to accelerate capital investments to improve capacity and productivity.

The Company expects strong sales, further productivity improvements and nearly a full quarter of the price increase to result in improved earnings next quarter.

Outlook

Third quarter 2006 sales are estimated to be approximately $36 million, a 25% increase over the same period last year. Third quarter earnings per share are estimated to be between $0.38 and $0.40 per share, compared to $0.27 per share last year, approximately a 44% increase in earnings.

COMPARISON OF THE THREE MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005

Net Sales

Net sales were $36.9 million, an increase of $5.9 million, or 19.1%, compared to $31.0 million in 2005. The increase was due in large part to the continued growth of international sales, particularly in Europe where sales increased 24.2%, or $2.1 million, to $10.7 million. Sales to France increased 15.9%, to Germany 15.8%, and to the U.K. 15.3%. Significant increases were also noted in Sweden, Italy, Austria and Switzerland.

North American sales increased 12.9%, or $2.2 million, to $19.3 million. Shipments within the U.S. increased 11.8%.

Asia sales increased 26.4%, or $1.2 million, to $5.7 million. Asian sales were led by domestic sales in Korea and sales to China.

Gross Profit

Gross profit increased $1.2 million, or 11.4%, to $11.2 million. Gross profit as a percentage of net sales decreased to 30.4% in the second quarter of 2006, compared to 32.5% in the second quarter last year. Gross profit percentage decreases were due to increased material costs and an increase in the fixed cost base, including salaries and fringe benefits, building maintenance, and depreciation. Gross profit percentage decreases were partially offset by higher sales volume and a selective sales price increase in January this year.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 3.7%, or $0.2 million, to $4.7 million compared to the same quarter last year. The increase is primarily a result of increased compensation expenses.

Interest Expense

Interest expense for the quarter ended July 1, 2006, decreased 55.1% to $0.1 million compared to the quarter ended July 2, 2005. Total average debt for the quarter ended July 1, 2006, was $3.8 million compared to $11.7 million for the quarter ended July 2, 2005. Interest on the decreased average debt outstanding was partially offset by the increase of the average interest rate on variable debt during the period ended July 1, 2006.

Foreign Currency Transaction Loss/(Gain)

Foreign currency transaction losses during the quarter ended July 1, 2006, were $0.1 compared to a gain of $0.1 in the quarter ended July 2, 2005. The decrease in the foreign currency gain was primarily a result of the revaluation of Sun Ltd. balance sheet items which were held in U.S. dollars.

Miscellaneous Income, Net

Miscellaneous income was $0.1 for the quarter ended July 1, 2006 compared to a minimal impact to net income in the quarter ended July 2, 2005.. The increase was primarily a result of earnings from joint ventures and interest income.

Income Taxes

The provision for income taxes for the quarter ended July 1, 2006, was 33.6% of pretax income compared to 36.7% for the quarter ended July 2, 2005. The decrease was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products and a reduction in the U.S. effective rate of approximately 3%.

COMPARISON OF THE SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005

The Company’s fiscal year ends on the Saturday nearest to the end of the month of December. Each quarter generally consists of two 4-week periods and one 5-week period. The 2006 fiscal year ended on December 31, 2005, resulting in a 53-week year. As a result of the 2005 fiscal year ending December 31, 2005, the six month period ending July 2, 2005, consists of three 4-week periods and three 5-week periods. The six month period ending July 1, 2006, consists of four 4-week periods and two 5-week periods.

Net Sales

Net sales were $71.1 million, an increase of $11.0 million, or 18.3%. This increase reflected strong demand in Europe, increased domestic sales in Korea and China, and. continuous growth in the United States.

Gross Profit

Gross profit increased 12.0%, or $2.4 million. Gross profit as a percentage of net sales decreased to 31.2% from 33.0% last year. Gross profit percentage decreases were due to increased material costs and an increase in the fixed cost base, including salaries and fringe benefits, utilities, building maintenance, and depreciation. Gross profit percentage decreases were partially offset by higher sales volume and a selective sales price increase in January this year.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 7.1%, or $0.6 million, to $9.4 million compared to last year. The increase was primarily due to increased compensation expenses and changes in accrued liabilities.

Interest Expense

Interest expense for the six months ended July 1, 2006, decreased 51.9% to $0.1 million compared to the six months ended July 2, 2005. Total average debt for the period ended July 1, 2006, was $3.2 million compared to $11.9 million for the period ended July 2, 2005. Although average debt outstanding decreased during the period ended July 1, 2006, the average interest rate on variable debt increased from the period ended July 2, 2005.

Foreign Currency Transaction Loss/(Gain)

There was minimal impact from foreign currency transactions during the six months ended July 1, 2006, compared to a gain of $0.3 million for the six months ended July 2, 2005. While the Euro, the Korean Won and the British Pound made gains against the U.S. dollar during the six months ended July 1, 2006, the U.K. operations experienced losses related to sales conducted in U.S. dollars and from the revaluation of balance sheet items which were held in U.S. dollars.

Miscellaneous Income, Net

Miscellaneous income was $0.1 for the six months ended July 1, 2006 compared to a minimal impact to net income for the six months ended July 2, 2005. The increase was primarily a result of earnings from joint ventures and interest income.

Income Taxes

The provision for income taxes for the six months ended July 1, 2006, was 33.4% of pretax income compared to 36.9% for the six months ended July 2, 2005. The decrease was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products and a reduction in the U.S. effective rate of approximately 3%.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s primary source of capital has been cash generated from operations, although fluctuations in working capital requirements have from time to time been met through borrowings under revolving lines of credit. The Company’s principal uses of cash have been to pay operating expenses, make capital expenditures, pay dividends to shareholders, repurchase Company common stock and service debt.

Cash from operations for the six months ended July 1, 2006, was $8.1 million, compared to $8.4 million for the six months ended July 2, 2005. The $0.3 million decrease in the Company’s net cash flow from operations during the period was due primarily to the increases in accounts receivable and inventory balances, with minimal change to accounts payable. These amounts were partially offset by the increase in net income, depreciation, and stock based compensation. Days sales outstanding (DSO) were 37 and 34 at July 1, 2006, and July 2, 2005, respectively. Inventory turns improved to 11.2 as of July 1, 2006, from 10.7 as of July 2, 2005.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $4.8 million for the six months ended July 1, 2006, compared to $3.6 million for the six months ended July 2, 2005. Capital expenditures for the year are projected to be approximately $10.5 million.

The Company declared quarterly dividends of $0.10 per share to shareholders of record June 30, 2006, payable on July 15, 2006. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for its investments in Sun China and WhiteOak. The Company does not have a majority ownership in or exercise control over either of the entities. The Company does not believe that its investments in Sun China or WhiteOak qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor are they material to the financial statements of the Company at July 1, 2006.

Seasonality

The Company generally has experienced increased sales during the second quarter of the year, largely as a result of the order patterns of our customers. As a result, the Company’s second quarter net sales, income from operations and net income historically are the highest of any quarter during the year.

Inflation

The impact of inflation on the Company’s operating results has been moderate in recent years. While inflation has not had, and the Company does not expect that it will have, a material impact upon operating results, there is no assurance that the Company’s business will not be affected by inflation in the future.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2005, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended July 1, 2006. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company had approximately $3.5 million in variable-rate debt outstanding at July 1, 2006. The Company has managed this risk by its ability to select the interest rate on its debt financing at LIBOR plus 1.5% or the Bank’s Base Rate, whichever is more advantageous. Beginning in August 2006, the interest rate on its debt financing will remain variable based upon the Company’s leverage ratio. At July 1, 2006, a 1% change in interest rates up or down would have affected the Company’s income statement on an annual basis by approximately $35,000 at the current, variable-rate outstanding debt level.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES

As of July 1, 2006, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 1, 2006, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the period ended July 1, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During May 2006, the Company completed purchases under the stock repurchase plan previously announced on December 13, 2005. The Company’s Board of Directors then authorized the repurchase of up to an additional $2.5 million of Company stock in June 2006, to be completed no later than January 15, 2007. The stock purchases will be made in the open market or through privately negotiated transactions. Market purchases will be made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchases will be used to continue to fund the Company’s employee stock ownership and employee stock purchase plans.

The table below sets forth purchases of Company stock during the second quarter of fiscal 2006:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April 2006 (1)	—	$—	—	$199,689
May 2006 (1)	9,998	$19.97	9,998	$14
June 2006 (2)	121,100	$18.29	121,100	$284,605

Total	131,098		131,098	$284,605

(1)	Shares purchased under the repurchase plan announced December 2005.
(2)	Shares purchased under the repurchase plan announced June 2006.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on June 13, 2006. At the meeting, the following actions were taken by the shareholders:

Allen J. Carlson, John S. Kahler and Robert E. Koski were reelected as Directors until the Annual Meeting in the year 2009, until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and withheld were as follows:

	Voted For	Withheld
Allen J. Carlson	10,338,373	190,017
John S. Kahler	10,150,721	377,669
Robert E. Koski	10,336,510	191,880

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

Exhibit Number	Exhibit Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 8, 2006.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal
Financial and Accounting Officer)