Form 10-Q
period 2006-09-30
SUN HYDRAULICS CORP
filed 2006-11-09
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The Registrant had 10,836,939 shares of common stock, par value $.001, outstanding as of October 27, 2006.

Sun Hydraulics Corporation

INDEX

For the quarter ended September 30, 2006

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,021	$5,417
Restricted cash	56	413
Accounts receivable, net of allowance for doubtful accounts of $114 and $110	15,138	10,975
Inventories	9,318	7,870
Income taxes receivable	—	236
Deferred income taxes	782	782
Other current assets	372	864

Total current assets	36,687	26,557

Property, plant and equipment, net	48,909	45,181
Other assets	1,875	1,823

Total assets	$87,471	$73,561

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,495	$4,822
Accrued expenses and other liabilities	4,148	3,857
Long-term debt due within one year	409	398
Dividends payable	1,080	1,089
Income taxes payable	758	—

Total current liabilities	11,890	10,166

Long-term debt due after one year	4,184	1,986
Deferred income taxes	4,708	4,688
Other noncurrent liabilities	268	281

Total liabilities	21,050	17,121

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 10,807,561 and 10,893,421 shares outstanding	11	11
Capital in excess of par value	30,402	32,466
Unearned compensation related to outstanding restricted stock	—	(741)
Retained earnings	32,556	23,406
Accumulated other comprehensive income	3,452	1,647
Treasury stock	—	(349)

Total shareholders’ equity	66,421	56,440

Total liabilities and shareholders’ equity	$87,471	$73,561

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)
Net sales	$36,202	$28,726

Cost of sales	25,540	19,701

Gross profit	10,662	9,025

Selling, engineering and administrative expenses	4,707	4,644

Operating income	5,955	4,381

Interest expense	99	102
Foreign currency transaction loss/(gain)	32	(23)
Miscellaneous (income)/expense, net	(72)	100

Income before income taxes	5,896	4,202

Income tax provision	1,980	1,284

Net income	$3,916	$2,918

Basic net income per common share	$0.36	$0.27

Weighted average basic shares outstanding	10,812	10,894

Diluted net income per common share	$0.36	$0.27

Weighted average diluted shares outstanding	10,867	10,991

Dividends declared per share	$0.100	$0.100

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Nine months ended
	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)
Net sales	$107,315	$88,819

Cost of sales	74,433	59,956

Gross profit	32,882	28,863

Selling, engineering and administrative expenses	14,068	13,387

Operating income	18,814	15,476

Interest expense	235	385
Foreign currency transaction loss/(gain)	63	(290)
Miscellaneous (income)/expense, net	(134)	78

Income before income taxes	18,650	15,303

Income tax provision	6,240	5,384

Net income	$12,410	$9,919

Basic net income per common share	$1.14	$0.92

Weighted average basic shares outstanding	10,892	10,797

Diluted net income per common share	$1.13	$0.91

Weighted average diluted shares outstanding	10,954	10,893

Dividends declared per share	$0.300	$0.225

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Unearned compensation related to restricted stock	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance, December 31, 2005	—	$—	10,893	$11	$32,466	$(741)	$23,406	$1,647	$(349)	$56,440
Adjustment of unearned compensation, restricted stock					(741)	741				—
Forfeitures, restricted stock			(2)
Shares issued, stock options			23		112					112
Shares issued, ESPP			11		179					179
Shares issued, ESOP			58		1,183					1,183
Shares retired, Repurchase Agreement			(175)		(3,300)				923	(2,377)
Purchase of treasury stock									(574)	(574)
Stock-based compensation					421					421
Stock option income tax benefit					82					82
Dividends declared							(3,260)			(3,260)
Comprehensive income:
Net income							12,410			12,410
Foreign currency translation adjustments								1,805		1,805

Comprehensive income										14,215

Balance, September 30, 2006	—	$—	10,808	$11	$30,402	$—	$32,556	$3,452	$—	$66,421

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended
	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$12,410	$9,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,372	4,172
Loss on disposal of assets	37	18
Provision for deferred income taxes	20	(6)
Allowance for doubtful accounts	4	(10)
Stock-based compensation expense	421	245
Stock options income tax benefit	(82)	—
(Increase) decrease in:
Accounts receivable	(4,167)	(2,076)
Inventories	(1,448)	(806)
Income taxes receivable	236	—
Other current assets	492	(124)
Other assets	(72)	72
Increase (decrease) in:
Accounts payable	673	1,204
Accrued expenses and other liabilities	1,474	960
Taxes payable	840	(286)
Other liabilities	(15)	(14)

Net cash provided by operating activities	15,195	13,268

Cash flows from investing activities:
Investment in WhiteOak	—	(400)
Capital expenditures	(7,194)	(6,207)
Proceeds from dispositions of equipment	20	1

Net cash used in investing activities	(7,174)	(6,606)

Cash flows from financing activities:
Proceeds from debt	7,000	10,099
Repayment of debt	(4,791)	(19,878)
Proceeds from exercise of stock options	112	2,348
Proceeds from stock issued	179	111
Payments for purchase of treasury stock	(2,951)	(27)
Dividends to shareholders	(3,267)	—
Stock options income tax benefit	82	(1,609)

Net cash (used in) provided by financing activities	(3,636)	(8,956)

Effect of exchange rate changes on cash and cash equivalents	862	(236)

Net increase in cash and cash equivalents	5,247	(2,530)
Cash and cash equivalents, beginning of period	5,830	9,762

Cash and cash equivalents, end of period	$11,077	7,232

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$235	$385
Income taxes	$5,226	$6,286
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$1,183

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 15, 2006. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the period ending December 30, 2006.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share as required by FAS No. 128, Earnings Per Share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net income	$3,916	$2,918	$12,410	$9,919
Weighted average basic shares outstanding	10,812	10,894	10,892	10,797
Basic net income per common share	$0.36	$0.27	$1.14	$0.92
Effect of dilutive stock options	55	97	62	96
Weighted average diluted shares outstanding	10,867	10,991	10,954	10,893
Diluted net income per common share	$0.36	$0.27	$1.13	$0.91

52-53 Week Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to the end of the month of December. Each quarter generally consists of two 4-week periods and one 5-week period. The 2005 fiscal year ended on December 31, 2005, resulting in a 53-week year. As a result of the 2005 fiscal year ending December 31, 2005, the nine month period ending October 1, 2005, consists of five 4-week periods and four 5-week periods. The nine month period ending September 30, 2006, consists of six 4-week periods and three 5-week periods.

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

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net Income as Reported	$3,916	$2,918	$12,410	$9,919

Stock-based employee compensation expense included in reported net income, net of related taxes	79	48	289	144

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(79)	(67)	(289)	(223)

Pro Forma Net Income	$3,916	$2,899	$12,410	$9,840

Basic net income per common share:
As reported	$0.36	$0.27	$1.14	$0.92
Pro forma	$0.36	$0.27	$1.14	$0.91

Diluted net income per common share:
As reported	$0.36	$0.27	$1.13	$0.91
Pro forma	$0.36	$0.26	$1.13	$0.90

Assumptions
Risk-free interest rate	4.54%	4.22%	4.54%	4.22%
Expected lives (in years)	6.5	6.5	6.5	6.5
Expected volatility	35.71%	30.32%	35.71%	30.32%
Dividend yield	1.83%	2.19%	1.83%	2.19%

Stock Option Plans

During 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”), which provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 1,500,000 shares of the Company’s common stock by officers, employees and directors of the Company. Under the terms of the plan, incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted at the discretion of the Company’s Board of Directors. The maximum term of an option may not exceed 10 years, and options become exercisable at such times and in such installments as determined by the Board of Directors.

A summary of activity under the 1996 Plan for the nine months ended September 30, 2006 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding as of December 31, 2005	106,515	$6.36
Granted	—
Exercised	(21,645)	$5.17
Forfeitures	—

Options outstanding as of September 30, 2006	84,870	$6.54	4.73	$1,175

Options exercisable as of September 30, 2006	45,215	$5.35	4.31	$698

All options listed above vest over three to five years with a maximum term of seven to ten years.

In September 2006, the Company adopted the 2006 Stock Option Plan (“2006 Plan”), which provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 500,000 shares of the Company’s common stock by officers, employees and directors of the Company. The Company adopted the 2006 Plan due to the expiration of the Company’s 1996 Stock Option Plan in 2006. Under the terms of the plan, incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted at the discretion of the Company’s Board of Directors. The maximum term of an option may not exceed 10 years, and options become exercisable at such times and in such installments as determined by the Board of Directors. No awards have been granted under the 2006 Plan, and any awards granted prior to the 2007 Annual Meeting will be conditioned upon stockholder approval of the 2006 Plan at such meeting.

Restricted Stock Plan

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 412,500 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Restricted stock granted prior to January 1, 2006, was accounted for using the measurement and recognition principles of APB 25. Accordingly, compensation cost was measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the nine months ended September 30, 2006, and October 1, 2005, totaled $304 and $227, respectively.

The following table summarizes restricted stock activity from December 31, 2005, through September 30, 2006:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 31, 2005	94,677	9.45
Granted	—
Vested	(41,495)	4.93
Forfeitures	(1,626)	13.34

Nonvested balance at September 30, 2006	51,556	12.97

The Company has $416 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of September 30, 2006. That cost is expected to be recognized over a weighted average period of 1.78 years. Pursuant to FAS 123R, the $741 of unearned compensation recorded as a reduction to stockholders’ equity as of December 31, 2005, was reversed against the Company’s additional paid-in-capital.

Employee Stock Purchase Plan

During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 487,500 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased 10,400 shares at a weighted average price of $16.96 and 10,368 shares at a weighted average price of $10.43, under the ESPP during the nine months ended September 30, 2006, and October 1, 2005, respectively. At September 30, 2006, 404,541 shares remained available to be issued through the ESPP.

4. RESTRICTED CASH

The restricted cash balance at September 30, 2006, consisted of $56 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K.

5. INVENTORIES

	September 30, 2006	December 31, 2005
Raw materials	$3,349	$2,353
Work in process	3,087	2,988
Finished goods	3,157	2,767
Provision for slow moving inventory	(275)	(238)

Total	$9,318	$7,870

6. GOODWILL

On September 30, 2006, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 31, 2005. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of September 30, 2006, no factors were identified that indicated impairment of the carrying value of the goodwill.

7. LONG-TERM DEBT

	September 30, 2006	December 31, 2005
$35,000 revolving line of credit, collateralized by U.S. assets, interest rate Libor + 1.5% or Bank’s Base Rate at Company’s discretion (6.83% at September 30, 2006), due August 1, 2011.	$3,499	$999
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	502	623
10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	578	707
Other	14	55

	4,593	2,384
Less amounts due within one year	(409)	(398)

Total	$4,184	$1,986

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of September 30, 2006, the Company was in compliance with all debt covenants.

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

Segment information is as follows

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated
Three Months Ended September 30, 2006
Sales to unaffiliated customers	$22,912	$4,085	$4,874	$4,331	$—	$36,202
Intercompany sales	6,158	—	26	810	(6,994)	—
Operating income	3,760	488	1,114	572	21	5,955
Depreciation	1,023	37	127	247	—	1,434
Capital expenditures	2,179	26	143	30	—	2,378

Three Months Ended October 1, 2005
Sales to unaffiliated customers	$18,118	$2,992	$3,736	$3,880	$—	$28,726
Intercompany sales	5,179	—	16	721	(5,916)	—
Operating income	3,121	377	617	270	(4)	4,381
Depreciation	973	37	121	255	—	1,386
Capital expenditures	1,733	7	712	117	—	2,569

Nine Months Ended September 30, 2006
Sales to unaffiliated customers	$67,105	$12,247	$14,644	$13,319	$—	$107,315
Intercompany sales	19,450	—	88	2,262	(21,800)	—
Operating income	12,088	1,691	3,230	1,893	(88)	18,814
Depreciation	3,142	112	368	730	—	4,352
Capital expenditures	6,586	46	205	357	—	7,194

Nine Months Ended October 1, 2005
Sales to unaffiliated customers	$55,821	$8,909	$11,914	$12,175	$—	$88,819
Intercompany sales	16,614	—	59	2,068	(18,741)	—
Operating income	10,855	1,174	2,705	923	(181)	15,476
Depreciation	2,934	112	340	779	—	4,165
Capital expenditures	4,565	14	806	822	—	6,207

Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest expense and net miscellaneous income/expense.

9. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly-owned companies and independent distributors with some direct accounts. Sales outside the United States for the third quarter ended September 30, 2006, were 52% of total net sales.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 14% and 25% in 2005 and 2004, respectively, after a decrease of 2% in 2003. The index of shipments continued to show growth through September 2006, increasing 10%.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index decreased to 52.9 at the end of September 2006 compared to 58.0 at the end of September 2005. When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy.

Results for the third quarter and year to date

(Dollars in millions except net income per share)

	September 30, 2006	October 1, 2005	Increase
Three Months Ended
Net Sales	$36.2	$28.7	26%
Net Income	$3.9	$2.9	34%
Net Income per share:
Basic	$0.36	$0.27	33%
Diluted	$0.36	$0.27	33%

Nine Months Ended
Net Sales	$107.3	$88.8	21%
Net Income	$12.4	$9.9	25%
Net Income per share:
Basic	$1.14	$0.92	24%
Fully Diluted	$1.13	$0.91	24%

Continued growth in the third quarter has again resulted in double-digit increases in sales and earnings. This 14th consecutive quarter of double digit sales growth supports management’s belief that the Company continues to take market share.

The Company completed two significant information technology projects in the third quarter. In the US, the Company migrated to a “multi-facility” system which will improve information sharing as products flow across business segments. In Germany, the Company installed new software that will improve order entry and communication with its customers. The Company’s European businesses are now on the same platform.

There were start-up costs associated with the implementations. However, these software upgrades are a critical investment in Sun’s future. Sun will continue to invest in people, machinery and processes to help it meet the demands of its customers and continue to focus on the long term.

Outlook

The Company expects order rates to remain strong across all major markets in the fourth quarter. Sales for the fourth quarter are estimated to be $33 million, an 18% increase over the fourth quarter last year, and annual sales will be approximately $140 million, a 20% increase compared to 2005. Fourth quarter earnings per share are estimated to be between $0.31 and $0.33 per share, compared to $0.26 per share in the fourth quarter last year, approximately a 23% increase.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005

Net Sales

Net sales were $36.2 million, an increase of $7.5 million, or 26.0%, compared to $28.7 million in 2005. The increase was due in large part to the continued growth of international sales, particularly in Asia where sales increased 42.3%, or $1.8 million, to $6.0 million. Domestic sales in Korea increased 36.6%, sales to Japan increased 76.6%, and to China 59.1%.

European sales increased 29.2%, or $2.3 million, to $10.1 million. Sales to France increased 25.9%, to Germany 23.9%, and to the U.K. 29.5%. Significant increases were also noted in Spain, Norway, Italy, Ireland and the Netherlands.

North American sales increased 19.6%, or $3.1 million, to $18.9 million.

Gross Profit

Gross profit increased $1.6 million, or 18.1%, to $10.7 million. Gross profit as a percentage of net sales decreased to 29.5% in the third quarter of 2006, compared to 31.4% in the third quarter last year. Declines in the gross profit percentage were due to higher variable costs and an increased fixed cost base. Increased materials, fringe benefits, and productivity declines associated with a parts cleaning process and manufacturing software implementations accounted for the majority of the increased variable costs. The fixed cost increases were primarily made up of salaries, fringe benefits, and utilities. Gross profit percentage decreases were partially offset by higher sales volume and sales price increases that occurred in January and July of this year.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 1.4%, or $0.1 million, to $4.7 million compared to the same quarter last year. The change is primarily a result of increased compensation expenses, including additional engineering and marketing personnel, offset by decreased professional fees. The prior year period included higher audit and contract labor fees, including Sarbanes-Oxley 404 compliance, foreign compensation expense, and a write-off of the remaining deferred loan costs related to the extinguishment of debt.

Interest Expense

Interest expense for the quarter ended September 30, 2006, decreased 2.9% to $0.1 million compared to the quarter ended October 1, 2005. Total average debt for the quarter ended September 30, 2006, was $4.7 million compared to $7.0 million for the quarter ended October 1, 2005. Interest on the decreased average debt outstanding was partially offset by an increase in the average interest rate on variable debt during the period ended September 30, 2006.

Foreign Currency Transaction Loss/(Gain)

There was minimal impact to net income in the quarters ended September 30, 2006, and October 1, 2005, as a result of foreign currency transactions.

Miscellaneous (Income)/Expense, Net

Miscellaneous income was $0.1 for the quarter ended September 30, 2006 compared to an expense of $0.1 in the quarter ended October 1, 2005. The increase was primarily a result of earnings from joint ventures and interest income.

Income Taxes

The provision for income taxes for the quarter ended September 30, 2006, was 33.6% of pretax income compared to 30.6% for the quarter ended October 1, 2005. The prior year provision for income taxes contained a provision to return true-up, which resulted from the completion of the Company’s 2004 U.S. tax return, and a decrease in the U.S. effective rate of approximately 1%. No significant adjustments have been made to the current provision as a result of completion of the 2005 U.S. tax return.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005

The Company’s fiscal year ends on the Saturday nearest to the end of the month of December. Each quarter generally consists of two 4-week periods and one 5-week period. The 2006 fiscal year ended on December 31, 2005, resulting in a 53-week year. As a result of the 2005 fiscal year ending December 31, 2005, the nine month period ending October 1, 2005, consists of five 4-week periods and four 5-week periods. The nine month period ending September 30, 2006, consists of six 4-week periods and three 5-week periods.

Net Sales

Net sales were $107.3 million, an increase of $18.5 million, or 20.8%. This increase reflected strong demand in Europe, increased domestic sales in Korea and China, and continuous growth in the United States.

Gross Profit

Gross profit increased 13.9%, or $4.0 million. Gross profit as a percentage of net sales decreased to 30.6% from 32.5% last year. Declines in the gross profit percentage were due to higher variable costs and an increased fixed cost base. Increased materials, fringe benefits, and productivity declines associated with a parts cleaning process and manufacturing software implementations accounted for the majority of the increased variable costs. The fixed cost increases were primarily made up of salaries, fringe benefits, utilities, building maintenance, and depreciation. Gross profit percentage decreases were partially offset by higher sales volume and sales price increases that occurred in January and July of this year.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 5.1%, or $0.7 million, to $14.1 million compared to last year. The increase was primarily due to increases in compensation expense, including additional engineering and marketing personnel, and insurance. These increases were partially offset by decreased professional fees. The prior year period included higher audit and contract labor fees, including Sarbanes-Oxley 404 compliance, and a write-off of the remaining deferred loan costs related to the extinguishment of debt.

Interest Expense

Interest expense for the nine months ended September 30, 2006, decreased 39.0% to $0.2 million compared to the nine months ended October 1, 2005. Total average debt for the period ended September 30, 2006, was $3.5 million compared to $7.4 million for the period ended October 1, 2005. Although average debt outstanding decreased during the period ended September 30, 2006, the average interest rate on variable debt increased from the period ended October 1, 2005.

Foreign Currency Transaction Loss/(Gain)

Foreign currency transaction loss for the nine months ended September 30, 2006 was $0.1, compared to a gain of $0.3 million for the nine months ended October 1, 2005. While the Euro, the Korean Won and the British Pound made gains against the U.S. dollar during the nine months ended September 30, 2006, the U.K. operations experienced losses related to sales conducted in U.S. dollars and from the revaluation of balance sheet items which were held in U.S. dollars.

Miscellaneous (Income)/Expense, Net

Miscellaneous income was $0.1 for the nine months ended September 30, 2006 compared to an expense of $0.1 for the nine months ended October 1, 2005. The increase was primarily a result of earnings from joint ventures and interest income.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2006, was 33.5% of pretax income compared to 35.2% for the nine months ended October 1, 2005. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products and a reduction in the U.S. effective rate of approximately 3%.

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

Cash from operations for the nine months ended September 30, 2006, was $15.2 million, compared to $13.3 million for the nine months ended October 1, 2005. The $1.9 million increase in the Company’s net cash flow from operations during the period was due primarily to the increase in net income, taxes payable, and accrued expenses and other liabilities. These amounts were partially offset by the increases in accounts receivable and inventory balances. Days sales outstanding (DSO) were 38 and 34 at September 30, 2006, and October 1, 2005, respectively. Inventory turns improved to 11.0 as of September 30, 2006, from 10.0 as of October 1, 2005.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $7.2 million for the nine months ended September 30, 2006, compared to $6.2 million for the nine months ended October 1, 2005. Capital expenditures for the year are projected to be approximately $10.0 million.

The Company declared quarterly dividends of $0.10 per share to shareholders of record September 30, 2006, payable on October 15, 2006. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

The Company believes that cash generated from operations and its borrowing availability under its revolving Line of Credit will be sufficient to satisfy the Company’s operating expenses and capital expenditures for the foreseeable future. In the event that economic conditions were to severely worsen for a protracted period of time, the Company would have several options available to ensure liquidity in addition to increased borrowing. Capital expenditures could be postponed since they primarily pertain to long-term improvements in operations. Additional operating expense reductions also could be made. Finally, the dividend to shareholders could be reduced or suspended

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for its investments in Sun China and WhiteOak. The Company does not have a majority ownership in or exercise control over either of the entities. The Company does not believe that its investments in Sun China or WhiteOak qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor are they material to the financial statements of the Company at September 30, 2006.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2005, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended September 30, 2006. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company had approximately $3.5 million in variable-rate debt outstanding at September 30, 2006. The Company has managed this risk by its ability to select the interest rate on its debt financing at LIBOR plus 1.5% or the Bank’s Base Rate, whichever is more advantageous. Beginning in August 2006, the interest rate on its debt financing remains variable based upon the Company’s leverage ratio. At September 30, 2006, a 1% change in interest rates up or down would have affected the Company’s income statement on an annual basis by approximately $35,000 at the current, variable-rate outstanding debt level.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2006, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the period ended September 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2006, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company stock, to be completed no later than January 15, 2007. The stock purchases will be made in the open market or through privately negotiated transactions. Market purchases will be made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchases will be used to continue to fund the Company’s employee stock ownership and employee stock purchase plans.

The table below sets forth purchases of Company stock during the third quarter of fiscal 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July 2006	14,282	$19.93	14,282	$—
August 2006	—	$—	—	$—
September 2006	—	$—	—	$—

Total	14,282		14,282	$—

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 7, 2006.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal
Financial and Accounting Officer)