Form 10-K
period 2006-12-30
SUN HYDRAULICS CORP
filed 2007-03-14
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

Florida	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 West University Parkway Sarasota, Florida	34243
(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each exchange on which registered
Common Stock $.001 Par Value	NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq Stock Market, LLC, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $150,821,136.

As of March 2, 2007, there were 10,926,753 shares of common stock outstanding.

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

The Company sells its products primarily through a global network of independent fluid power distributors to a diverse universe of end users, for use in various “mobile” applications, such as construction, agricultural and utility equipment (historically, approximately 66% of net sales), and a broad array of “industrial” applications, such as machine tools and material handling equipment (historically, approximately 34% of net sales). While many of the Company’s end users are subject to cyclical demand for their products, the Company mitigates this exposure through the wide variety of applications and industries it serves. In 2006, sales to the Company’s largest distributor represented less than 7% of net sales, and approximately 53% of the Company’s net consolidated sales were outside the United States.

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

Expand Global Presence. The Company intends to continue to strengthen its global presence in the areas of distribution and international operations. The Company has strong distributor representation in most developed and developing markets, including North and South America, Western Europe, Asia, Australia, and South Africa. In 2006, the Company generated approximately 53% of its net sales outside the United States. The Company is continuing to expand its distribution arrangements in Eastern Europe and expand its market presence in China, Central and South America. The Company believes that further expansion of its international facilities will enhance its competitive position in certain foreign markets. In addition, custom manifolds provide an opportunity for operating units and distributors to offer significant value-added content through the local production of manifolds that incorporate the Company’s screw-in cartridge valves. This strategy helps minimize potential tariffs and duties that could inflate the price of the Company’s products in foreign markets.

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

Sell Through Distributors. Due to the variety of potential customers and the Company’s desire to avoid unnecessary bureaucracy, the sales function has been performed primarily by independent distributors. The Company has 65 distributors, 43 of which are located outside the United States, and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient and cost-effective fluid power systems for their customers. Many of these distributors sell products manufactured by other companies that allow them to provide a complete hydraulic system to the customer. The Company provides a high level of technical support to its distributors through open access to the Company’s engineering staff, technical documentation, and technical training programs.

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

Electro-hydraulic Cartridges

In recent years the Company has developed and released to the marketplace a broad range of electro-hydraulic cartridge valves. These valves, while commonly available in the industry for more than 30 years, are a relatively recent addition to the Company’s product line. Electro-hydraulic products are differentiated from competitive products in the same ways the Company’s pure hydraulic valves are, namely performance, pressure rating, size relative to capacity, reliability and broad range of options.

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

Integrated Packages

An integrated package is an assembly of cartridge valves into a custom designed manifold. In recent years, with the proliferation of more electro-hydraulic cartridges, the Company has altered its approach to supplying fully assembled integrated packages. Previously, the Company designed and manufactured custom manifolds but routinely shipped the manifolds and cartridges separately, leaving the assembly task to either the distributor or the customer. This approach was taken because the Company, in the past, often could not supply the electro-hydraulic valve content of the circuit and was left to design in and manufacture competitive cavities for that purpose. As the Company has expanded its offerings of electro-hydraulic products, it is now able to provide most of the functionality required in the marketplace. Therefore, the Company now ships fully assembled integrated packages, often direct to the customer. Due to the inherent service advantage for all parties, this approach has helped make the Company more attractive as an integrated package and system supplier.

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

The Company controls most critical finishing processes in-house but does rely on a small network of outside manufacturers to machine cartridge parts to varying degrees of completeness. Many high-volume machining operations are performed exclusively at outside suppliers. The Company is very selective in establishing its supplier base and attempts to develop and maintain long-term relationships with suppliers. The Company continually reviews all of its suppliers to improve the quality of incoming parts and to assess opportunities for better control of both price and quality. The Company’s quality systems at the U.S. and U.K. facilities are in compliance with ISO 9001:2000 for design and manufacture of steel cartridge valves, aluminum and ferrous manifolds for hydraulic systems. Those in Korea are certified to ISO 9001:2000 and 14001:2004 for the design, development, production, and after sales service of hydraulic valves.

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

The Company currently has 65 distributors, 43 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2006, sales to the Company’s largest distributor represented less than 7% of net sales and net sales outside of the United States represented approximately 53% of total net sales.

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

Employees

As of December 30, 2006, the Company had 663 full-time employees in the United States, 74 in England, 36 in Germany, two in France and 34 in Korea. The Company continues to focus its efforts on designing and manufacturing standard products, allowing it to maintain over 90% of its employees in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company’s operating units, and management believes that relations with its employees are good. Employees are paid either hourly or with an annual salary at rates that are competitive with other companies in the industry and in its geographic areas. Management believes that the combination of competitive salary, above average health and retirement plans, and a safe and pleasant working environment discourages employee turnover and encourages efficient, high-quality production. Nevertheless, due to the nature of the Company’s manufacturing business, it is often difficult to attract skilled personnel.

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

Available Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as its proxy statements and other materials which are filed with or furnished to the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through its website under the heading “Investor Relations—Reports—SEC Filings,” as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

ITEM 1A.—RISK FACTORS

FACTORS INFLUENCING FUTURE RESULTS—FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about us, our beliefs, and assumptions made by us, including (i) our strategies regarding growth, including our intention to develop new products; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations; (iv) our ability to continue to control costs and to meet our liquidity and other financing needs; (v) the declaration and payment of dividends; and (vi) our ability to respond to changes in customer demand domestically and internationally, including as a result of standardization. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Sales in our industry are subject to economic cycles. The capital goods industry in general, and the hydraulic valve and manifold industry in particular, are subject to economic cycles, which directly affect customer orders, lead times and sales volume. The downturn in the industry from 2001 - 2003 had a material adverse effect on our business and results of operations. The strength of the economic recovery which began in 2004 directly affected orders for our products through 2006. The continued strength or a weakening in the economy in the future will directly affect future orders.

Our products are subject to obsolescence due to technological change. The fluid power industry and its component parts are subject to technological change, evolving industry standards, changing customer requirements and improvements in and expansion of product offerings. If technologies or standards used in our products become obsolete, our business, financial condition and results of operations will be adversely affected. Although we believe that we have the technological capabilities to remain competitive, we cannot assure you that developments by others will not render our products or technologies obsolete or noncompetitive. See “Item 1—Business — Strategy.”

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

The marketplace could adopt an industry standard cavity that would not accommodate our products. Our screw-in cartridge valves fit into a unique cavity for which, to date, few other manufacturers have designed products. Accordingly, our screw-in cartridge valves are not interchangeable with those of other manufacturers. Most competitive manufacturers produce screw-in cartridge valves that fit into an industry common cavity. There is an ongoing effort in the United States to produce a new standard for screw-in hydraulic cartridge valve cavities based on the industry common cavity. Additionally, the International Standards Organization (“ISO”) has an existing industry standard for screw-in hydraulic cartridge valve cavities, which is different from our cavity and the industry common cavity. In our view, the industry common cavity as well as the suggested standardized form of this cavity and the ISO standard cavity fail to address critical functional requirements, which could result in performance and safety problems of significant magnitude for end users. To our knowledge, no major competitor has converted its standard product line to fit the ISO standard cavity. Any move by a substantial number of screw-in cartridge valve and manifold manufacturers toward the adoption of ISO standard or another standard, based on the existing industry common cavity, could have a material adverse effect on our business, financial condition and results of operation. See “Item 1.—Business — Competition.”

We are subject to risks relating to international sales. In 2006, approximately 53% of our net sales were outside of the United States. We are expanding the scope of our operations outside the United States, both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of our net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions, and, particularly in emerging economies, potential political and economic instability and regional conflicts. Furthermore, our international operations generate sales in a number of foreign currencies, particularly British pounds, the Euro, and the Korean Won. Therefore, our financial condition and results of operation are affected by fluctuations in exchange rates between the United States dollar and these currencies. Any or all of these factors could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various risks relating to our growth strategy. In pursuing our growth strategy, we intend to expand our presence in our existing markets and enter new markets. In addition, we may pursue acquisitions and joint ventures to complement our business. Many of the expenses arising from our expansion efforts may have a negative effect on operating results until such time, if at all, that these expenses are offset by increased revenues. We cannot assure you that we will be able to improve our market share or profitability, recover our expenditures, or successfully implement our growth strategy. See “Item 1—Business — Strategy.”

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

We are dependent upon key employees and skilled personnel. Our success depends, to a significant extent, upon a number of key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Our future operating results depend to a significant degree upon the continued contribution of our key technical personnel and skilled labor force. Competition for management and engineering personnel is intense, and we compete for qualified personnel with numerous other employers, some of which have greater financial and other resources than we do. We conduct a substantial part of our operations at our facilities in Sarasota, Florida. Our continued success depends on our ability to attract and retain a skilled labor force at this location. While we have been successful in attracting and retaining skilled employees in the past, we cannot assure you that we will continue to be successful in attracting and retaining the personnel we require to develop, manufacture and market our products and expand our operations. See “Item 1—Business — Employees.”

We are subject to the risk of liability for defective products. The application of many of our products entails an inherent risk of product liability. We cannot assure you that we will not face any material product liability claims in the future or that the product liability insurance we maintain at such time will be adequate to cover such claims.

We are subject to fluctuations in the prices of raw materials. The primary raw materials used in the manufacture of our products are aluminum, ductile iron and steel. We cannot assure you that prices for such materials will not increase or, if they do, that we will be able to increase the prices for our products to maintain our profit margins. Material costs have increased during the past fiscal year. These costs increases were partially offset by sales price increases in January and July of this year. If future price increases do not adequately cover material cost increases, our operating results may be adversely affected.

We are dependent upon our parts suppliers. Our largest expense in the cost of sales is purchased cartridge valve parts. We cannot assure you that our manufacturing costs and output would not be materially and adversely affected by operational or financial difficulties experienced by one or more of our suppliers.

Hurricanes could cause a disruption in our operations which could adversely affect our business, results of operations, and financial condition. A significant portion of our operations are located in Florida, a region that is susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. While we have property insurance to partially reimburse us for wind losses resulting from a named storm, such insurance would not cover all possible losses.

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

We are subject to control by certain shareholders and management. Members of the Koski family, including two Directors, Robert E. Koski, our founder and former Chairman, and Christine L. Koski, and their affiliates own or control approximately 31% of the outstanding shares of our common stock. Accordingly, the members of the Koski family have the ability to influence significantly the election of our directors and the outcome of certain corporate actions requiring shareholder approval, and to influence our business. Such influence could preclude any acquisition of the Company and could adversely affect the price of our common stock. Our directors and executive officers as a group beneficially own or control approximately 33% of the outstanding shares of our common stock. See “Item 12.—Security Ownership of Certain Beneficial Owners and Management.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

Both facilities in Florida are encumbered by a revolving line of credit, which is due August 1, 2011. Monthly payment of interest only is due on the revolving line of credit, with a variable interest rate based upon the Company’s leverage ratio. At December 30, 2006, there was no outstanding balance on the Line of Credit.

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

The Company’s 45,000 square foot distribution and manufacturing facility in Erkelenz, Germany is encumbered by a mortgage loan, which is due September 30, 2008, and has a fixed interest rate of 6.05%. At December 30, 2006, the principal balance was $0.5 million. This facility is well suited to house equipment used for manufacturing and testing of the Company’s products. Currently, a small portion of the manufacturing area is utilized and the remainder is leased on an annual basis to an outside company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 30, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock of the Company has been trading publicly under the symbol SNHY on the Nasdaq Global Select Market since the Company’s initial public offering on January 9, 1997. The following table sets forth the high and low closing sale prices of the Company’s Common Stock as reported by the Nasdaq Global Select Market and the dividends declared for the periods indicated. 2005 First Quarter stock prices and dividends are adjusted for a three-for-two stock split, effected in the form of a 50% stock dividend, which became effective on July 15, 2005.

	High	Low	Dividends declared
2006
First quarter	$25.390	$19.670	$0.100
Second quarter	22.450	16.950	0.100
Third quarter	20.720	16.620	0.100
Fourth quarter	22.130	19.970	0.100
2005
First quarter	$21.060	$9.667	$0.050
Second quarter	25.733	15.460	0.050
Third quarter	32.340	19.490	0.100
Fourth quarter	26.250	17.580	0.100

Holders

There were 101 shareholders of record of Common Stock on March 2, 2007. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are between 2,500 and 3,000 beneficial owners of Common Stock.

Dividends

Dividends were paid on the 15th day of each month following the date of declaration. The Company’s Board of Directors currently intends to continue to pay a quarterly dividend of at least $0.10 per share during 2007. However, the declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its stock during the fourth quarter of 2006.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Sun Hydraulics Corporation, the Russell 2000 Index and the Value Line Machinery Industry Stock Index, from December 31, 2001, to December 30, 2006, assuming $100 invested in each on December 31, 2001. Total return assumes reinvestment of any dividends for all companies considered within the comparison. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Sun Hydraulics Corporation, The Russell 2000 Index

And The Value Line Machinery Industry Group

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Indexes calculated on month-end basis

	12/01	12/02	12/03	12/04	12/05	12/06
Sun Hydraulics Corporation	100.00	108.66	117.87	267.16	491.90	532.32
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
Value Line Machinery Industry Group	100.00	100.09	158.05	196.21	212.96	268.82

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

	Year Ended
	Dec 30, 2006	Dec 31, 2005	Dec 25, 2004	Dec 27, 2003	Dec 28, 2002
	(in thousands except per share data)
Statement of Operations:
Net sales	$142,282	$116,757	$94,503	$70,798	$64,545
Gross profit	43,932	36,918	28,535	18,486	15,964
Operating income	25,051	19,180	12,294	3,683	3,420
Income before income taxes	24,903	19,137	11,732	3,277	2,592

Net income	$16,223	$12,808	$7,830	$2,176	$1,778

Basic net income per common share	$1.49	$1.18	$0.76	$0.22	$0.18
Diluted net income per common share	$1.48	$1.17	$0.76	$0.22	$0.18

Dividends per common share	$0.40	$0.30	$0.14	$1.44	$0.11

Other Financial Data:
Depreciation and amortization	$5,849	$5,604	$5,465	$5,152	$5,100
Capital expenditures	9,525	8,813	4,987	3,076	5,870

Balance Sheet Data:
Cash and cash equivalents	$9,497	$5,830	$9,762	$5,219	$3,958
Working capital	24,015	16,391	16,723	12,663	12,828
Total assets	87,185	73,561	71,808	63,032	62,285
Total debt	1,072	2,384	12,254	18,207	9,611
Redeemable common stock	—	—	—	—	2,250
Shareholders’ equity	70,800	56,440	45,403	35,063	42,899

Quarterly Results of Operations

(unaudited, in thousands)

	For the Quarter Ended
	Dec 30, 2006	Sep 30 2006	Jul 1, 2006	Apr 1, 2006
Net sales	$34,967	$36,202	$36,928	$34,185
Gross profit	11,051	10,662	11,239	10,981
Operating income	6,237	5,955	6,549	6,310
Income before income taxes	6,253	5,896	6,501	6,253
Net income	$3,813	$3,916	$4,314	$4,180

Basic net income per common share	$0.35	$0.36	$0.39	$0.38
Diluted net income per common share	$0.35	$0.36	$0.39	$0.38

	For the Quarter Ended
	Dec 31, 2005	Oct 1, 2005	Jul 2, 2005	Apr 2, 2005
Net sales	$27,938	$28,726	$31,014	$29,079
Gross profit	8,054	9,025	10,086	9,753
Operating income	3,702	4,381	5,562	5,533
Income before income taxes	3,833	4,202	5,583	5,518
Net income	$2,888	$2,918	$3,536	$3,466

Basic net income per common share	$0.26	$0.27	$0.33	$0.33
Diluted net income per common share	$0.26	$0.27	$0.32	$0.32

	Dec 25, 2004	Sep 25, 2004	Jun 26, 2004	Mar 27, 2004
Net sales	$23,426	$23,164	$26,522	$21,390
Gross profit	6,796	7,047	8,386	6,305
Operating income	2,817	3,045	4,190	2,241
Income before income taxes	2,561	2,972	4,117	2,082
Net income	$2,001	$1,880	$2,591	$1,358

Basic net income per common share	$0.19	$0.18	$0.25	$0.13
Diluted net income per common share	$0.19	$0.18	$0.25	$0.13

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned subsidiaries and independent distributors. Sales outside the United States for the year ended December 30, 2006, were approximately 53% of total net sales.

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

Company Focus

In recent years, the Company has realized robust growth in all areas of the world. Management believes there are five key reasons why:

•	Delivery performance,

•	New products, especially electro-hydraulic products,

•	Integrated packages,

•	Our geographic presence, and

•	Our website.

The company is continuously engaged in efforts to improve productivity to enhance productive capacity and be in the best position to be able to respond to marketplace demand. Company engineering and manufacturing personnel redesign existing products, where necessary, to improve manufacturability. New product design efforts include personnel from engineering, manufacturing and marketing to help reduce the time and effort required to release products to the market. These on-going activities enable the Company to maintain a level of delivery performance and shipping reliability that it believes differentiates it from its competitors.

The Company continues to add to its electro-hydraulic valve offerings with many new products, including different types of solenoid and proportional valves. Electrically actuated cartridges help create new system opportunities as they enable the Company to offer complete integrated valve packages which could not be offered previously. The addition of electro-hydraulic products allows integrated packages to be designed with 100% Sun content. Integrated packages, standard cartridges housed in a custom designed manifold, have been one of the Company’s fastest growing areas.

The Company has wholly-owned companies in North America, Europe and the Far East, augmented by what management believes to be the finest distribution network in the fluid power industry. The Company’s distributors are particularly skilled in applying products and developing integrated solutions for the local market. Through its wholly-owned companies and global distribution network, the Company is able to service all major industrialized market areas.

The Company’s major marketing tool is its website, www.sunhydraulics.com. The Company’s website is developed for serious design engineers. It provides all the detailed technical information and specifications to select, apply and obtain Sun products, 24 hours a day, seven days a week. The website continues to evolve by adding greater levels of detail in technical information and new configuration capability.

Industry Conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 9% and 13%, in 2006 and 2005, respectively.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index was 51.4 at the end of December 2006 compared to 55.6 at the end of December 2005. When the PMI is over 50, it indicates economic expansion.

Results for the 2006 fiscal year

(Dollars in millions except net income per share)

	December 30, 2006	December 31, 2005	Increase
Twelve Months Ended
Net Sales	$142.3	$116.8	22%
Net Income	$16.2	$12.8	27%
Net Income per share:
Basic	$1.49	$1.18	26%
Diluted	$1.48	$1.17	26%

Three Months Ended
Net Sales	$35.0	$27.9	25%
Net Income	$3.8	$2.9	31%
Net Income per share:
Basic	$0.35	$0.26	35%
Diluted	$0.35	$0.26	35%

Fourth quarter orders and shipments finished very strong and the Company’s 2006 financial results were even better than had been expected. While North America continued to hold up, the Company saw robust demand in Europe and Asia/Pacific. The strong order trends have continued through January and February and management anticipates first quarter 2007 results will continue to outpace the industry. Management expects continued double digit growth in Q1 2007, even given the strength of last year’s first quarter.

The keys to the Company’s success have not changed. Shipping reliability, new complementary and differentiated products, a focus on integrated packages, its strong geographic presence and its website continue to help Sun gain market share. In the product area, the Company is excited about the launch of additional electro-hydraulic products at the Hannover Fair in Germany in April. Having the right products at the right time has been, and continues to be, the Company’s focus.

The Company is in its tenth year as a public company. During that time the Company has continued to grow both the top and bottom lines, and has returned to shareholders over $29 million in dividends. For long-term investors, the value of an investment in Sun in January 1997, has grown more than 300%, compared to a 200% return on the S&P 500 over the same 10-year period.

Dividends

The Company declared quarterly dividends of $0.10 per share for a total dividend of $0.40 for 2006. These dividends were paid on the 15th day of each month following the date of declaration.

Cash Flow

Net cash generated from operations for the year was $19.6 million, a $2.6 million increase compared to $17.0 million in 2005. Capital expenditures for the year were $9.5 million, cash on hand increased $3.7 million to $9.5 million, debt decreased $1.3 million to $1.1 million, and $4.3 million was paid to shareholders in dividends.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s statements of operations as a percentage of net sales.

	For the Year Ended
	Dec 30, 2006	Dec 31, 2005	Dec 25, 2004	Dec 27, 2003	Dec 28, 2002
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	30.9%	31.6%	30.2%	26.1%	24.7%
Operating income	17.6%	16.4%	13.0%	5.2%	5.3%
Income before income taxes	17.5%	16.4%	12.4%	4.6%	4.0%

Segment Information (in thousands)

	United States	Korea	United Kingdom	Germany	Elimination	Consolidated
2006
Sales to unaffiliated customers	$89,077	$16,368	$17,709	$19,128	$—	$142,282
Intercompany sales	25,809	—	2,990	106	(28,905)	—
Operating income	16,608	2,212	2,330	4,046	(145)	25,051
Identifiable assets	59,505	7,580	13,756	8,187	(1,843)	87,185
Depreciation and amortization	4,206	150	983	510		5,849
Capital expenditures	8,408	122	757	238		9,525

2005
Sales to unaffiliated customers	$73,998	$11,604	$16,054	$15,101	$—	$116,757
Intercompany sales	21,239	—	2,873	80	(24,192)	—
Operating income	13,443	1,520	1,260	3,145	(188)	19,180
Identifiable assets	50,019	4,958	12,403	8,777	(2,596)	73,561
Depreciation and amortization	3,944	149	1,025	473	—	5,591
Capital expenditures	7,007	29	934	843	—	8,813

2004
Sales to unaffiliated customers	$59,847	$8,723	$13,375	$12,558	$—	$94,503
Intercompany sales	15,702	—	1,812	66	(17,580)	—
Operating income	8,417	926	483	2,399	69	12,294
Identifiable assets	44,765	4,449	13,742	10,062	(1,210)	71,808
Depreciation and amortization	3,792	137	1,061	475	—	5,465
Capital expenditures	4,264	42	540	141	—	4,987

Outlook for first quarter 2007

2007 first quarter sales are estimated to be in the range of $39 million, a 14% increase over last year. First quarter earnings per share are estimated to be between $0.42 and $0.45 per share, compared to $0.38 per share last year.

Comparison of Years Ended December 30, 2006 and December 31, 2005

Net Sales

Net sales were $142.3 million, an increase of $25.5 million, or 21.8%, compared to $116.8 million in 2005. Net sales increased 21.4% excluding the effect of exchange rates.

The increase was due in large part to the continued growth of international sales, particularly in Asia where sales increased 41.9%, or $6.9 million, to $23.4 million. Domestic sales in Korea increased 41.1%, sales to China increased 63.0%, and to Japan 36.6%.

European sales increased 26.0%, or $8.5 million, to $41.2 million. Sales to France increased 20.5%, to Germany 23.0%, and to the U.K. 19.5%. Significant increases were also noted in Norway, Italy, Ireland and Sweden.

North American sales increased 14.2%, or $9.2 million, to $74.0 million.

Gross Profit

Gross profit increased 19.0% to $43.9 million in 2006, compared to $36.9 million in 2005. Gross profit as a percentage of net sales decreased to 30.9% in 2006, compared to 31.6% in 2005. Declines in the gross profit percentage were due to higher variable costs and an increased fixed cost base. Increased materials, fringe benefits, and productivity declines during the third quarter accounted for the majority of the increased variable costs. The fixed cost increases were primarily made up of salaries, fringe benefits, utilities, and depreciation. Gross profit percentage decreases were partially offset by higher sales volume and sales price increases that occurred in January and July of this year.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses in 2006 were $18.9 million, a $1.1 million, or 6.4%, increase, compared to $17.7 million in 2005. The increase was primarily due to increases in compensation expense, including additional engineering and marketing personnel, and insurance. These increases were partially offset by decreased advertising and professional fees. The prior year period included higher audit and contract labor fees, including Sarbanes-Oxley 404 compliance, and a write-off of the remaining deferred loan costs related to the extinguishment of debt.

Interest Expense

Interest expense was $0.3 million and $0.4 million, in 2006 and 2005, respectively. While average outstanding debt decreased $5.6 million, from $7.3 million in 2005 to $1.7 million in 2006, the average interest rate on variable debt increased from the period ended December 31, 2005, due to an increase in the LIBOR rate.

Foreign Currency Transaction (Gain) Loss

Foreign currency transaction loss in 2006 was $0.2, compared to a gain of $0.4 million in 2005. While the Euro, the Korean Won and the British Pound made gains against the U.S. dollar during 2006, the U.K. operations experienced losses related to sales conducted in U.S. dollars and from the revaluation of balance sheet items which were held in U.S. dollars.

Miscellaneous (Income) Expense

Miscellaneous income was $0.4 in 2006 compared to a minimal impact on net income in 2005. The increase was primarily a result of earnings from joint ventures and interest income.

Income Taxes

The provision for income taxes for the year ended December 30, 2006, was 34.9% of pretax income compared to 33.1% for the year ended December 31, 2005. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products and an increase in the U.S. effective rate of almost 2%. The increase was primarily a result of additional U.S. income taxed at the higher incremental federal tax rate and an increase in state taxes. The prior year provision included a cumulative benefit for a deduction in the state tax rate and a benefit for the change in foreign valuation allowance.

Comparison of Years Ended December 31, 2005 and December 25, 2004

Net Sales

Net sales were $116.8 million, an increase of $22.3 million, or 23.5%, compared to $94.5 million in 2004. Net sales increased 21% excluding the effect of exchange rates.

Net sales from the United States operation increased 23.7% with shipments to Asia up 14.0%, Canada up 38.1% and domestic shipments up 23.0%. Net sales from the United Kingdom operation increased 20.0%, primarily due to increases in domestic sales and sales to European distributors. German operation net sales increased 20.3%, with significant increases in domestic sales and sales to Italy, Switzerland and Austria. Net sales from the Korean operation increased 33.0%, due to increased domestic sales in Korea and sales to China.

Gross Profit

Gross profit increased 29.4% to $36.9 million in 2005, compared to $28.5 million in 2004. Gross profit as a percentage of net sales increased to 31.6% in 2005, compared to 30.2% in 2004. A moderate and selective sales price increase in January of 2005, coupled with increased sales volume and improved productivity, more than offset the increased cost of materials and labor.

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

Net cash flow from operations in 2006 was $19.6 million, compared to $17.0 million in 2005 and $14.7 million in 2004. The $2.6 million increase in the Company’s net cash flow from operations in 2006 was due primarily to the increase in net income of $3.4 million, the change in deferred taxes, increases to accrued expenses and other liabilities, and income taxes payable. These cash increases were partially offset by increases in accounts receivable and inventory. Cash on hand increased $3.7 million from $5.8 million in 2005 to $9.5 million in 2006. Days sales outstanding remained constant at 36 in 2006 and inventory turns decreased from 10.1 to 9.5. The increase in the Company’s net cash flow from operations in 2005, compared to 2004 was due primarily to the increase in net income of $5.0 million, which was partially offset by increases in tax assets, decreases in tax liabilities, and a decrease in accrued expenses and other liabilities.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $9.5 million in 2006, compared to $8.8 million in 2005 and $5.0 million in 2004. Capital expenditures in 2007 are projected to be $10.0 million.

On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. with Fifth Third Bank (the “Bank”). The new financing consists of a secured revolving line of credit of $35 million (the “Line of Credit”). The Line of Credit is secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. The Line of Credit has a floating interest rate based upon the Company’s leverage ratio. The Line of Credit is payable in full on August 1, 2011, but maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank. At December 30, 2006, the Line of Credit had no outstanding balance.

The Line of Credit is subject to debt covenants including: 1) Debt (as defined) to Tangible Net Worth (as defined) ratio of not more than 1.5:1.0, 2) Funded Debt (as defined) to EBITDA (as defined) ratio of not more than 2.5:1.0, and 3) EBIT (as defined) to Interest Expense (as defined) ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of December 30, 2006, the Company was in compliance with all debt covenants.

The Company declared the following quarterly dividends to shareholders of record on the last day of the respective quarter:

	2006	2005	2004
First quarter	$0.100	$0.050	$0.027

Second quarter	0.100	0.050	0.033

Third quarter	0.100	0.100	0.033

Fourth quarter	0.100	0.100	0.050

These dividends were paid on the 15th day of each month following the date of declaration. In addition, the Company declared a 50% stock dividend on June 30, 2005.

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

In June 2006, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company stock, to be completed no later than January 15, 2007. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchased was used to continue to fund the Company’s employee stock ownership and employee stock purchase plans. Under the plan, which was completed in July, the Company had repurchased 135,382 shares at an average price of $18.47. All shares were retired during the year.

In December 2005, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of Company stock, to be completed no later than January 15, 2007. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchases was set based upon the anticipated number of shares that were required to fund the Company’s ESOP, and employee stock purchase plan, through fiscal year 2006. The Company had repurchased 82,500 shares at an average cost of $18.87 per share and 22,698 shares at an average cost of $19.52 for the periods ending December 31, 2005 and December 30, 2006, respectively. Of the 82,500 shares purchased in 2005, 65,000 were retired prior to December 31, 2005. All remaining shares and purchases were retired during 2006.

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

OTHER MATERIAL COMMITMENTS. Our contractual obligations and debt obligations as of December 30, 2006, are summarized in the table below (in thousands):

	Payments due by Period
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Debt	$1,072	426	528	118	—

Operating leases	338	210	128	—	—

Other long term liabilities (1)	298	50	100	28	120

Total contractual obligations	$1,708	$686	$756	$146	$120

(1)	Other long term liabilities consist of deferred income of $178 and deferred compensation of $120. The deferred income is a result of the supply agreement with Mannesmann Rexroth, A.G., a German full-line hydraulic component and systems manufacturer, entered into during 1999. This agreement expires in 2010. Deferred compensation relates to Director compensation for attendance at Board meetings. Amounts will be paid upon an individual ceasing to be a Director of the Company.

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the Consolidated Balance Sheet. A valuation based on the cash flow method was performed at December 30, 2006 and December 31, 2005. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 8 to the Financial Statements for goodwill amounts.

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

As of July 1, 2003, the Company accrues for health care benefit costs under a self-funded plan utilizing estimates provided by a third party administrator and insurance company. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $85,000 on an individual basis and approximately $4.8 million on an aggregate basis.

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

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the impact of adopting this Statement, but does not expect it to have a material effect on the Company’s Consolidated Financial Statements.

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

The Company uses the equity method of accounting to account for its investments in Sun China and WhiteOak. The Company does not have a majority ownership in or exercise control over either of the entities. The Company does not believe that its investments in Sun China or WhiteOak qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor are they material to the financial statements of the Company at December 30, 2006.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company has managed this risk by its ability to select the interest rate on its debt financing at LIBOR plus 1.5% or the Bank’s Base Rate, whichever is more advantageous. Beginning in August 2006, the interest rate on its debt financing will remain variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at December 30, 2006. At December 31, 2005, the Company had $1.1 million in variable-rate debt outstanding.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany, and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements:

Report of Independent Registered Certified Public Accounting Firm	28

Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	30

Consolidated Statements of Operations for the years ended December 30, 2006, December 31, 2005, and December 25, 2004	31

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 30, 2006, December 31, 2005, and December 25, 2004	32

Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005, and December 25, 2004	33

Notes to the Consolidated Financial Statements	34

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders

Sun Hydraulics Corporation:

We have audited the accompanying consolidated balance sheet of Sun Hydraulics Corporation (a Florida corporation) and subsidiaries as of December 30, 2006, and the related statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and subsidiaries as of December 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sun Hydraulics Corporation’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our reported dated March 6, 2006, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Kirkland, Russ, Murphy & Tapp, P.A.

Clearwater, Florida

March 6, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Sun Hydraulics Corporation:

We have audited the accompanying consolidated balance sheet of Sun Hydraulics Corporation (a Florida corporation) and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 6, 2006

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except for share information)

	December 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$9,379	$5,417
Restricted cash	118	413
Accounts receivable, net of allowance for doubtful accounts of $140 and $110	13,917	10,975
Inventories	10,386	7,870
Income taxes receivable	—	236
Deferred income taxes	219	782
Other current assets	986	864

Total current assets	35,005	26,557

Property, plant and equipment, net	50,355	45,181
Other assets	1,825	1,823

Total assets	$87,185	$73,561

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,812	$4,822
Accrued expenses and other liabilities	4,059	3,857
Long-term debt due within one year	426	398
Dividends payable	1,085	1,089
Income taxes payable	608	—

Total current liabilities	10,990	10,166

Long-term debt due after one year	646	1,986
Deferred income taxes	4,451	4,688
Other noncurrent liabilities	298	281

Total liabilities	16,385	17,121

Commitments and contingencies (Note 19)	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 10,849,316 and 10,893,421 shares outstanding	11	11
Capital in excess of par value	30,962	32,466
Unearned compensation related to outstanding restricted stock	—	(741)
Retained earnings	35,284	23,406
Accumulated other comprehensive income	4,543	1,647
Treasury stock (0 and 17,500 shares, at cost)	—	(349)

Total shareholders’ equity	70,800	56,440

Total liabilities and shareholders’ equity	$87,185	$73,561

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended
	December 30, 2006	December 31, 2005	December 25, 2004
Net sales	$142,282	$116,757	$94,503

Cost of sales	98,350	79,839	65,968

Gross profit	43,932	36,918	28,535

Selling, engineering and administrative expenses	18,881	17,738	16,241

Operating income	25,051	19,180	12,294

Interest expense	312	441	527
Foreign currency transaction (gain) loss	187	(362)	0
Miscellaneous (income) expense	(351)	(36)	35

Income before income taxes	24,903	19,137	11,732

Income tax provision	8,680	6,329	3,902

Net income	$16,223	$12,808	$7,830

Basic net income per common share	$1.49	$1.18	$0.76

Weighted average basic shares outstanding	10,878	10,827	10,269

Diluted net income per common share	$1.48	$1.17	$0.76

Weighted average diluted shares outstanding	10,939	10,918	10,346

Dividends declared per share	$0.400	$0.300	$0.143

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

(in thousands)

	Preferred Shares	Preferred Stock	Common Shares	Common stock	Capital in excess of par value	Unearned Compensation related to restricted stock	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance, December 27, 2003	—	$—	10,137	$10	$26,478	$(601)	$7,519	$1,657	$—	$35,063

Shares issued, Restricted Stock			30		257	(7)				250
Shares issued, Stock Options			284		1,711					1,711
Shares issued, ESPP					(74)					(74)
Shares retired, Repurchase Agreement			(9)		(83)					(83)
Purchase of treasury stock									(524)	(524)
Reissuance of treasury stock									513	513
Stock option income tax benefit					290					290
Dividends issued							(1,482)			(1,482)
Comprehensive income:
Net income							7,830			7,830

Foreign currency translation adjustments								1,909		1,909

Comprehensive income:										9,739

Balance, December 25, 2004	—	$—	10,442	$10	$28,579	$(608)	$13,867	$3,566	$(11)	$45,403

Shares issued, Restricted Stock			26		475	(133)				342
Shares issued, Stock Options			371	1	2,510					2,511
Shares issued, ESPP			12		157					157
Shares issued, ESOP			110		1,058					1,058
Shares retired, Repurchase Agreement			(68)		(1,250)				11	(1,239)
Purchase of treasury stock									(349)	(349)
Tax benefit of stock-based compensation					937					937
Dividends issued							(3,269)			(3,269)
Comprehensive income:
Net income							12,808			12,808

Foreign currency translation adjustments								(1,919)		(1,919)

Comprehensive income:										10,889

Balance, December 31, 2005	—	$—	10,893	$11	$32,466	$(741)	$23,406	$1,647	$(349)	$56,440

Adjustment of unearned compensation, restricted stock					(741)	741				—
Forfeitures, restricted stock			(2)
Shares issued, Restricted Stock			30							—
Shares issued, Stock Options			31		162					162
Shares issued, ESPP			14		238					238
Shares issued, ESOP			58		1,183					1,183
Shares retired, Repurchase Agreement			(175)		(3,300)				923	(2,377)
Purchase of treasury stock									(574)	(574)
Stock-based compensation					573					573
Tax benefit of stock-based compensation					381					381
Dividends issued							(4,345)			(4,345)
Comprehensive income:
Net income							16,223			16,223

Foreign currency translation adjustments								2,896		2,896

Comprehensive income:										19,119

Balance, December 30, 2006	—	$—	10,849	$11	$30,962	$—	$35,284	$4,543	$—	$70,800

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended
	December 30, 2006	December 31, 2005	December 25, 2004
Cash flows from operating activities:
Net income	$16,223	$12,808	$7,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,849	5,604	5,465
Loss on disposal of assets	12	22	73
Stock-based compensation expense	573	365	289
Stock options income tax benefit	(381)	—	—
Allowance for doubtful accounts	30	(60)	(17)
Provision for slow moving inventory	157	(96)	110
Provision for deferred income taxes	326	(688)	138
(Increase) decrease in:
Accounts receivable	(2,972)	(2,304)	(2,379)
Inventories	(2,673)	(669)	(594)
Income tax receivable	236	(236)	—
Other current assets	(122)	(88)	(252)
Other assets, net	(29)	39	149
Increase (decrease) in:
Accounts payable	(10)	2,286	97
Accrued expenses and other liabilities	1,385	306	2,392
Income taxes payable	989	(261)	1,437
Other liabilities	17	(19)	(28)

Net cash from operating activities	19,610	17,009	14,710

Cash flows from investing activities:
Investment in WhiteOak	—	(400)	—
Capital expenditures	(9,525)	(8,813)	(4,987)
Proceeds from dispositions of equipment	28	5	61

Net cash used in investing activities	(9,497)	(9,208)	(4,926)

Cash flows from financing activities:
Proceeds from debt	7,000	11,599	—
Repayment of debt	(8,312)	(21,469)	(5,953)
Proceeds from exercise of stock options	162	2,487	1,672
Stock options income tax benefit	381	—	—
Proceeds from stock issued	238	157	—
Payments for purchase of treasury stock	(2,951)	(1,588)	(781)
Proceeds from reissuance of treasury stock	—	—	613
Dividends to shareholders	(4,349)	(2,701)	(1,230)

Net cash used in financing activities	(7,831)	(11,515)	(5,679)

Effect of exchange rate changes on cash and cash equivalents	1,385	(218)	438

Net (decrease) increase in restricted cash	(295)	(49)	37
Net (decrease) increase in cash and cash equivalents	3,962	(3,883)	4,506

Cash and cash equivalents, beginning of period	5,830	9,762	5,219
Cash and cash equivalents, end of period	$9,497	$5,830	$9,762

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$312	$441	$527
Income taxes	$7,510	$8,451	$2,617
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$1,183	$1,058	$—

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 30, 2006 and December 31, 2005. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 8 to the Financial Statements for goodwill amounts.

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

As of July 1, 2003, the Company accrues for health care benefit costs under a self-funded plan utilizing estimates provided by a third party administrator and insurance company. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $85,000 on an individual basis and approximately $4.8 million on an aggregate basis.

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

Gains or losses on the retirement, sale, or disposition of property, plant, and equipment are reflected in the Consolidated Statement of Operations in the period in which the assets are taken out of service.

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

Goodwill

Goodwill, which represents the excess of the purchase price of acquisition over the fair value of the net assets acquired and other acquisition costs, is carried at cost. In accordance with FAS 142, goodwill is not amortized by the Company. Instead, FAS 142 requires goodwill to be reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate possible impairment.

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

Foreign Currency Translation and Transactions

The Company follows the translation policy provided by FAS No. 52, Foreign Currency Translation. The Pound Sterling is the functional currency of Sun Ltd. The Euro is the functional currency of Sun GmbH. The South Korean Won is the functional currency of Sun Korea. The U.S. Dollar is the functional currency for Sun Hydraulics and the reporting currency for the consolidated group. The assets and liabilities of Sun Ltd., Sun GmbH, and Sun Korea are translated at the exchange rate in effect at the balance sheet date, and income and expense items are translated at the average annual rate of exchange for the period. The resulting unrealized translation gains and losses are included as a component of shareholders’ equity designated as “accumulated other comprehensive income.” Realized gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations.

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

The compensation cost for stock options will be based on the grant-date fair value of those awards as calculated using the Black-Scholes valuation model. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for stock options and restricted stock awards is recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. Compensation cost for shares granted under the ESPP is calculated based on actual quarterly purchases.

Prior to the adoption of FAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

3.	ACQUISITIONS

On June 28, 2005, Sun Hydraulics acquired shares of common stock representing 40% of the outstanding shares of WhiteOak. WhiteOak designs and produces electronic amplifiers and other control products. The Company, together with WhiteOak, will co-develop products to be used in and in conjunction with other Company products. The acquisition price paid by the Company was $400. The excess paid over pro rata share of net assets of $270 is classified as developed technology and is being amortized over a period of 10 years.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

On December 30, 2006 and December 31, 2005, the Company had restricted cash of $118 and $413, respectively. The restricted cash balance consisted of reserves for customs and excise taxes in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and was held with Lloyd’s TSB in the U.K.

6.	INVENTORIES

	December 30, 2006	December 31, 2005
Raw materials	$3,585	$2,353
Work in process	3,481	2,988
Finished goods	3,715	2,767
Provision for slow moving inventory	(395)	(238)

Total	$10,386	$7,870

7.	PROPERTY, PLANT, and EQUIPMENT

	December 30, 2006	December 31, 2005
Machinery and equipment	$60,244	$53,632
Office furniture and equipment	9,008	7,116
Buildings	25,477	22,347
Leasehold and land improvements	1,797	1,666
Land	2,940	2,759

	$99,466	$87,520
Less: Accumulated depreciation	(55,557)	(48,481)
Construction in progress	6,446	6,142

Total	$50,355	$45,181

Depreciation expense for the years ended December 30, 2006, December 31, 2005, and December 24, 2004 totaled $5,822, $5,591, and $5,465, respectively.

8.	GOODWILL

On December 30, 2006 and December 31, 2005, the Company had $715 of goodwill related to its acquisition of Sun Korea.

Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 30, 2006 and December 31, 2005. The analysis indicated that there was no impairment of the carrying value of the goodwill.

9.	OTHER ASSETS

	December 30, 2006	December 31, 2005
Goodwill	$715	$715
Equity investment in joint venture
Sun China	555	462
WhiteOak Controls, Inc.	80	117
Loan acquisition costs, net of amortization of $37 and $9	133	161
Developed technology, net of accumulated amortization of $40 and $13	230	257
Deposits with suppliers	73	73
Other	39	38

Total	$1,825	$1,823

On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. As a result of the refinancing, the Company wrote-off previously capitalized loan acquisition costs of $174. The new financing resulted in the capitalization of $170 of loan acquisition costs.

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 30, 2006	December 31, 2005
Compensation and benefits	$2,353	$2,259
Insurance	866	806
Other	840	792

Total	$4,059	$3,857

11.	LONG-TERM DEBT

	December 30, 2006	December 31, 2005
$35,000 revolving line of credit, collateralized by U.S. assets, interest rate Libor + 1.5% or Bank’s Base Rate at Company’s discretion, due August 1, 2011.	$—	$999

$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	464	623

10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	593	707

Other	15	55

	1,072	2,384
Less amounts due within one year	(426)	(398)

Total	$646	$1,986

The remaining principal payments are due as follows: 2007—$426; 2008—$390; 2009—$138; 2010—$88; 2011 and thereafter—$30.

On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. with Fifth Third Bank (the “Bank”). The new financing consists of a secured revolving line of credit of $35 million (the “Line of Credit”). The Line of Credit is secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. The Line of Credit has a floating interest rate based upon the Company’s leverage ratio. The Line of Credit is payable in full on August 1, 2011, but maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank. At December 30, 2006, there was no outstanding balance on the Line of Credit.

The Line of Credit is subject to debt covenants including: 1) Debt (as defined) to Tangible Net Worth (as defined) ratio of not more than 1.5:1.0, 2) Funded Debt (as defined) to EBITDA (as defined) ratio of not more than 2.5:1.0, and 3) EBIT (as defined) to Interest Expense (as defined) ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of December 30, 2006, the Company was in compliance with all debt covenants.

12.	DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $4,345, $3,269, and $1,482 to shareholders in 2006, 2005, and 2004, respectively.

The Company declared the following quarterly dividends to shareholders of record on the last day of the respective quarter:

	2006	2005	2004
First quarter	$0.100	$0.050	$0.027

Second quarter	0.100	0.050	0.033

Third quarter	0.100	0.100	0.033

Fourth quarter	0.100	0.100	0.050

These dividends were paid on the 15th day of each month following the date of declaration. In addition, the Company declared a 50% stock dividend on June 30, 2005.

13.	INCOME TAXES

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 30, 2006	December 31, 2005	December 25, 2004
United States	$16,341	$12,827	$7,865
Foreign	8,562	6,310	3,867

Total	$24,903	$19,137	$11,732

The components of the income tax provision (benefit) are as follows:

	For the year ended
	December 30, 2006	December 31, 2005	December 25, 2004
Current tax expense:
United States	$5,355	$5,038	$2,318
State and local	269	158	195
Foreign	2,730	1,821	1,251

Total current	8,354	7,017	3,764

Deferred tax expense (benefit):
United States	324	(601)	112
State and local	(7)	(136)	24
Foreign	9	49	2

Total deferred	326	(688)	138

Total income tax provision	$8,680	$6,329	$3,902

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 30, 2006	December 31, 2005	December 25, 2004
U.S. federal taxes at statutory rate	$8,467	$6,507	$3,966
Increase(decrease)
Net residual tax on foreign distributions	169	264	—
Foreign tax credit	—	—	(309)
Benefit of ETI exclusion	(217)	(170)	(136)
Domestic production activity deduction	(110)	(121)	—
Foreign income taxed at lower rate	(172)	(64)	(38)
Change in foreign valuation allowance	—	(212)	—
Nondeductible items	—	—	200
Benefit of state rate change	—	(118)	—
Other	281	104	—
State and local taxes, net	262	139	219

Income tax provision	$8,680	$6,329	$3,902

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 30, 2006 and December 31, 2005 are presented below:

	December 30, 2006	December 31, 2005
Deferred tax assets:
Current:
Accrued expenses and other	$219	$263
Foreign tax credit carryforward	—	437
Deferred royalty income	—	82

Total current deferred tax assets	219	782

Noncurrent:
Accrued expenses and other	88	—
Deferred royalty income	64	—

Total noncurrent deferred tax assets	152	—

Deferred tax liabilities:
Noncurrent:
Depreciation	(4,521)	(4,688)
Other	(82)	—

Total noncurrent deferred tax liabilities	(4,603)	(4,688)

Net noncurrent deferred tax liability	$(4,451)	$(4,688)

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2006 and 2005, management has determined that a valuation allowance is not required.

The Company intends to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. These earnings relate to ongoing operations and, at December 30, 2006, cumulative earnings were approximately $17 million. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings, which will be offset by applicable foreign tax credits, subject to certain limitations. During the years ended December 30, 2006 and December 31, 2005, the Company repatriated $5.0 million and $4.6 million, respectively, from its foreign subsidiaries. U.S. income taxes due based on the repatriations have been provided for in the above income tax provisions.

14.	STOCK OPTION PLANS

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of FAS 123 to all of its share-based compensation awards for periods prior to the adoption of FAS 123R. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions as set forth below.

	December 31, 2005	December 25, 2004
Net Income as Reported	$12,808	$7,830

Stock-based compensation reported in net income, net of related taxes	215	165

Stock compensation expense calculated under FAS 123, net of related taxes	(336)	(256)

Pro Forma Net Income	$12,687	$7,739

Basic net income per common share:
As reported	$1.18	$0.76
Pro forma	$1.17	$0.75

Diluted net income per common share:
As reported	$1.17	$0.76
Pro forma	$1.16	$0.75

Assumptions
Risk-free interest rate	4.54%	4.22%
Expected lives (in years)	6.5	6.5
Expected volatility	35.71%	40.00%
Dividend yield	1.83%	1.89%

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

A summary of the Company’s stock option plan for the years ended December 30, 2006, December 31, 2005, and December 25, 2004 is summarized as follows:

	Number of shares	Exercise price range		Weighted average exercise price
	(share amounts are in thousands)
Under option, December 27, 2003 (569 shares exercisable)	734		$2.00 - 11.17	$5.69
Granted	36		$8.23 - 8.23	$8.23
Exercised	(283)		$2.00 - 11.17	$5.91
Forfeitures	(14)		$4.50 - 6.67	$6.10

Under option, December 25, 2004 (335 shares exercisable)	473		$4.00 - 11.17	$6.51
Granted	4		$18.41 - 18.41	$18.41
Exercised	(370)		$4.00 - 11.17	$6.70
Forfeitures	—

Under option, December 31, 2005 (41 shares exercisable)	107		$4.50 - 18.41	$6.36
Granted	—	$	— - —	$—
Exercised	(31)		$4.50 - 8.23	$5.41
Forfeitures	(1)		$8.23 - 8.23	$8.23

Under option, December 30, 2006 (56 shares exercisable)	75		$4.50 - 18.41	$6.70

All options listed above vest over three to five years with a maximum term of seven to ten years.

A summary of outstanding and exercisable options at December 31, 2006 is summarized as follows:

Options Outstanding				Options Exercisable
		Weighted-average
Range of exercise prices	Number of shares	Remaining contractual life	Exercise price	Number of shares	Weighted average exercise price
$4.50	8	3.83	4.50	8	4.50
4.67	11	4.83	4.67	11	4.67
4.73	21	3.75	4.73	21	4.73
5.33	2	3.67	5.33	2	5.33
5.51	5	5.42	5.51	—	5.51
8.23	24	4.75	8.23	13	8.23
18.41	5	5.92	18.41	1	18.41

The weighted average estimated fair value of stock options granted during 2005 and 2004 was $6.67 and $3.72 per share, respectively. There were no stock options granted during 2006.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 412,500 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Restricted stock granted prior to January 1, 2006, was accounted for using the measurement and recognition principles of APB 25. Accordingly, compensation cost was measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the years ended December 30, 2006, December 31, 2005, and December 25, 2004 totaled $413, $342, and $250, respectively. At December 30, 2006, 128,040 shares remained available to be issued through the Restricted Stock Plan.

A summary of the Company’s restricted stock plan for the years ended December 30, 2006, December 31, 2005, and December 25, 2004 is summarized as follows:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 27, 2003	144	$4.95
Granted	36	8.23
Vested	(50)	4.91
Forfeitures	(1)	4.94

Nonvested balance at December 25, 2004	129	$5.85
Granted	26	18.41
Vested	(53)	5.66
Forfeitures	(7)	4.83

Nonvested balance at December 31, 2005	95	$9.45
Granted	30	20.22
Vested	(61)	7.38
Forfeitures	(2)	12.32

Nonvested balance at December 30, 2006	62	$16.71

The Company has $914 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of December 30, 2006. That cost is expected to be recognized over a weighted average period of 1.95 years. Pursuant to FAS 123R, the $741 of unearned compensation recorded as a reduction to stockholders’ equity as of December 31, 2005, was reversed against the Company’s additional paid-in-capital.

During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 487,500 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased approximately 13,789 shares at an average price of $17.08 and 12,017 shares at an average price of $14.72, under the ESPP during 2006 and 2005, respectively. The Company recognized $48 of compensation expense during 2006 in accordance with FAS 123R. At December 30, 2006, 401,152 shares remained available to be issued through the ESPP.

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

On September 9, 2006, the board approved an increase in the total amount paid for each such meeting to $5,000, and also amended the 2004 Plan to make $2,500 of the $5,000 fee payable in shares of the company’s common stock. The amendment to the 2004 Plan is subject to approval by the company’s stockholders at the 2007 Annual Meeting. If stockholder approval is not obtained at the 2007 Annual Meeting, the additional $1,000 will be paid in cash instead of shares, and the amendment to the 2004 Plan will automatically terminate.

Directors were granted 2,839 and 3,561 shares during 2006 and 2005, respectively. Of the shares granted in 2006, 283 shares are subject to shareholder approval. At December 30, 2006, there were 5,853 deferred stock units outstanding. Deferred stock units are treated as liabilities in accordance with FAS 123R. At December 30, 2006, 110,312 shares remained available to be issued through the Plan.

15.	STOCK REPURCHASE PLANS

In June 2006, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company stock, to be completed no later than January 15, 2007. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchased was used to continue to fund the Company’s employee stock ownership and employee stock purchase plans. Under the plan, which was completed in July, the Company had repurchased 135,382 shares at an average price of $18.47. All shares were retired during the year.

In December 2005, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of Company stock, to be completed no later than January 15, 2007. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchases was set based upon the anticipated number of shares that were required to fund the Company’s ESOP, and employee stock purchase plan, through fiscal year 2006. The Company had repurchased 82,500 shares at an average cost of $18.87 per share and 22,698 shares at an average cost of $19.52 for the periods ending December 31, 2005 and December 30, 2006, respectively. Of the 82,500 shares purchased in 2005, 65,000 were retired prior to December 31, 2005. All remaining shares and purchases were retired during 2006.

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

The following table represents the computation of basic and diluted net income per common share as required by FAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	December 30, 2006	December 31, 2005	December 25, 2004
Net income	$6,223	$2,808	$7,830

Basic weighted average number of common shares outstanding	10,878	10,827	10,269

Basic net income per common share	$1.49	$1.18	$0.76

Effect of dilutive stock options	61	91	77

Diluted weighted average number of common shares outstanding	10,939	10,918	10,346

Diluted net income per common share	$1.48	$1.17	$0.76

Diluted net income per common share excludes antidilutive stock options of approximately 67,500 during 2004.

17.	EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $2,452, $2,205, and $2,346 during 2006, 2005, and 2004, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $425, $437, and $437 during 2006, 2005, and 2004, respectively.

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

In September 2004, the Company made an initial one-time contribution of 48,000 shares of its common stock to the ESOP. The Company made annual contributions to the ESOP of 68,659, 57,746, and 109,935 shares in January of 2007, 2006 and 2005, related to fiscal years 2006, 2005 and 2004, respectively. Contributions were based on annual compensation. All shares receive regular quarterly dividends payable to the ESOP to cover plan expenses.

The Company incurred compensation expense under the ESOP of approximately $1,407, $1,180 and $1,572 during 2006, 2005 and 2004, respectively.

Beginning January 1, 2007, there are no restrictions on the shares contributed to the ESOP. This allows participants to sell their shares to enable diversification within their individual 401(k) accounts. The Company does not have any repurchase obligations under the ESOP.

The Company awards deferred cash bonuses to key employees of its foreign operations. The deferred cash bonuses are similar to phantom stock units, in that such bonuses are tied to the value of the Company’s common stock. Awards are recognized over the deferral period as variable plan awards. The Company recognized approximately $219 and $181 of compensation expense in 2006 and 2005, respectively, related to the awards.

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

Identifiable assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company. Segment information is as follows:

	United States	Korea	United Kingdom	Germany	Elimination	Consolidated
2006
Sales to unaffiliated customers	$89,077	$16,368	$17,709	$19,128	$—	$142,282
Intercompany sales	25,809	—	2,990	106	(28,905)	—
Operating income	16,608	2,212	2,330	4,046	(145)	25,051
Identifiable assets	59,505	7,580	13,756	8,187	(1,843)	87,185
Depreciation and amortization	4,206	150	983	510		5,849
Capital expenditures	8,408	122	757	238		9,525

2005
Sales to unaffiliated customers	$73,998	$11,604	$16,054	$15,101	$—	$116,757
Intercompany sales	21,239	—	2,873	80	(24,192)	—
Operating income	13,443	1,520	1,260	3,145	(188)	19,180
Identifiable assets	50,019	4,958	12,403	8,777	(2,596)	73,561
Depreciation and amortization	3,944	149	1,025	473	—	5,591
Capital expenditures	7,007	29	934	843	—	8,813

2004
Sales to unaffiliated customers	$59,847	$8,723	$13,375	$12,558	$—	$94,503
Intercompany sales	15,702	—	1,812	66	(17,580)	—
Operating income	8,417	926	483	2,399	69	12,294
Identifiable assets	44,765	4,449	13,742	10,062	(1,210)	71,808
Depreciation and amortization	3,792	137	1,061	475	—	5,465
Capital expenditures	4,264	42	540	141	—	4,987

Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest expense, foreign currency transaction gain/loss, and net miscellaneous income/expense.

Included in U.S. sales to unaffiliated customers were export sales of $23,110, $15,353, and $12,147, during 2006, 2005, and 2004, respectively. Export sales to Canada and Asia/Pacific totaling, $15,853, $12,681, and $10,162, during 2006, 2005, and 2004, respectively, make up the majority of these export sales.

19.	COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

OPERATING LEASES — The Company leases a manufacturing facility in Lenexa, Kansas and production support facilities in Sarasota, Florida under operating leases having initial terms expiring between 2007 and 2008. The lease for the manufacturing facility in Kansas has a term of 5 years, expiring on November 14, 2008, and represents approximately 17,000 square feet of space. The leases for the production support facilities in Florida range from one to two years and represent approximately 10,000 square feet. Total rental expense for the years ended December 30, 2006, 2005 and 2004 was approximately $226, $182 and $172, respectively.

Future minimum lease payments on operating leases are as follows:

2007	$210
2008	128

Total minimum lease payments	$338

INSURANCE — On July 1, 2003, the Company changed its group health insurance plan that covers U.S. employees and their families from a fully-insured policy to a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $85,000 on an individual basis and approximately $4.8 million on an aggregate basis. The Company records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on the estimates provided by a third party administrator and insurance company, plus an estimate for amounts incurred but not recorded. The Company believes it has adequate reserves for all self-insurance claims.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Consistent with its philosophy that it is desirable to change auditors periodically, the Audit Committee requested proposals from accounting firms to serve as the Registrant’s independent auditors for 2006. After a review of the written proposals and oral presentations by the firms, the Audit Committee began negotiations with Kirkland, Russ, Murphy and Tapp, P.A to audit the Registrant’s consolidated financial statements for the year ended December 30, 2006.

The Audit Committee dismissed Grant Thornton LLP on June 14, 2006, as the Registrant’s principal accountant, effective immediately.

Grant Thornton LLP’s audit reports on the Registrant’s consolidated financial statements for the fiscal years ended December 31, 2005, and December 25, 2004, contain no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During fiscal years 2005 and 2004 and the subsequent interim period through June 14, 2006 (date of dismissal), there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused Grant Thornton LLP to make a reference to the subject matter of the disagreements in connection with its reports on the Registrant’s consolidated financial statements for any such periods. Grant Thornton LLP has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

During fiscal years 2005 and 2004 and the subsequent interim period through June 14, 2006 (date of dismissal), there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v).

On July 19, 2006, the Audit Committee engaged Kirkland, Russ, Murphy and Tapp, P.A. to audit the Company’s consolidated financial statements for the year ended December 30, 2006. The Company did not consult Kirkland, Russ, Murphy and Tapp, P.A during the two most recent prior fiscal years, or the interim period between December 31, 2005 and July 19, 2006, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements or any matter that was subject to any disagreement or reportable event under Item 304(a)(1) of Regulation S-K.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 30, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006 has been audited by Kirkland, Russ, Murphy and Tapp, P.A., an independent registered certified public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders

Sun Hydraulics Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting that Sun Hydraulics Corporation maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sun Hydraulics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Sun Hydraulics Corporation maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Sun Hydraulics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows of Sun Hydraulics Corporation and subsidiaries and our report dated March 6, 2007, expressed an unqualified opinion.

/s/ Kirkland, Russ, Murphy & Tapp, P.A.

Clearwater, Florida

March 6, 2007

ITEM 9B. OTHER INFORAMTION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Board of Directors (“Board”) of the Company currently consists of nine members. The Board is divided into three classes of Directors serving staggered three-year terms. Directors hold their positions until the annual meeting of shareholders in the year in which their terms expire, and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The Executive Officers are those key leadership personnel who are influential and participate in the strategic and tactical decision-making of the Company. They do not typically hold titles customarily used in most business. The Company’s horizontal management approach discourages formal titles and reporting responsibilities, instead favoring an approach that it believes fosters better collaboration and contribution among, between and from all areas of the organization. Therefore, except for the Chief Executive Officer and the Chief Financial Officer, the Executive Officers in the U.S. are simply called Officers. Executive Officers serve at the pleasure of the Board of Directors.

The following table sets forth the names and ages of the Company’s Directors and Executive Officers and the positions they hold with the Company.

Name	Age	Position

Clyde G. Nixon	71	Chairman of the Board of Directors (term expiring in 2007)

Allen J. Carlson	56	President, Chief Executive Officer, Director (term expiring in 2009)

Jeffrey Cooper	65	Officer

Tricia L. Fulton	40	Chief Financial Officer

Peter G. Robson	62	General Manager, Sun Hydraulics Limited

Tim A. Twitty	40	Officer

Marc Bertoneche	60	Director (term expiring in 2007), and a member of the Audit Committee and Audit Committee Financial Expert

John S. Kahler	67	Director (term expiring in 2009), and a member of the Audit, Compensation and Nominating Committees

Christine L. Koski	49	Director (term expiring in 2008)

Robert E. Koski	77	Director (term expiring in 2009)

Ferdinand E. Megerlin	68	Director (term expiring in 2007) and a member of the Audit and Compensation Committees

Hirokatsu Sakamoto	63	Director (term expiring in 2008) and a member of the Nominating Committee

David N. Wormley	67	Director (term expiring in 2008) and a member of the Compensation and Nominating Committees

Mr. Nixon joined the Company in January 1988, and served as its President and Chief Executive Officer from November 1988 until May 2000, at which time he was named Chairman of the Board. Mr. Nixon retired as an employee in January 2007. From September 1985 to January 1988, he served as Vice President of Cross & Trecker Corporation and was President of Warner & Swasey Company, its wholly-owned subsidiary. From 1964 to 1985, he served in various management capacities with Brown & Sharpe Manufacturing Corporation, most recently as Vice President of its fluid power division and President of Double A Products Company, its wholly-owned subsidiary. Mr. Nixon is a graduate of Cornell University and the Harvard Business School, and is Past Chairman of the Board of the National Fluid Power Association. Mr. Nixon has over 35 years experience in the fluid power industry.

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

Mr. Cooper joined the Company in December 1990 as an engineer and has been an Officer since September 1991. He is primarily involved with product development and marketing. From August 1987 to December 1990, he was Engineering Manager, Mobile Valves, of Vickers, Incorporated, a wholly-owned subsidiary of Trinova Corporation, and from September 1979 to August 1986, he served as Vice President of Engineering for Double A Products Company. Mr. Cooper is an engineering graduate of Willesden College of Technology, London, England. Mr. Cooper has over 35 years experience in the fluid power industry.

Ms. Fulton joined the Company in March 1997 and has held positions of increasing responsibility, most recently as the Corporate Controller. Ms. Fulton was named Chief Financial Officer on March 4, 2006. From July 1995 to March 1997, Ms. Fulton served as the Director of Accounting for Plymouth Harbor. From November 1991 to July 1995, she served in various financial capacities for Loral Data Systems. From September 1989 to September 1991, Ms. Fulton was an auditor with Deloitte & Touche. Ms. Fulton is a graduate of Hillsdale College and the General Management Program at the Harvard Business School.

Mr. Twitty joined the Company in November 1993, and was named an Officer on March 3, 2007. He is primarily involved with our U.S. manufacturing operations and factory automation. Mr. Twitty is a graduate of Vincennes University.

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

Ms. Koski founded Koski Consulting Group, Inc. in June 2001 to work with start-up companies in the area of business strategy and marketing. In May 2001, Ms. Koski completed an Executive MBA degree from Southern Methodist University. From 1980 through 2000, Ms. Koski held various positions in sales, product management, purchasing, sales management, and international marketing management with

Celanese A.G. or its former affiliates, including Celanese Ltd., Hoechst AG and Hoechst Celanese Chemical Group Ltd. Ms. Koski currently holds the position of Vice President of Marketing for nMetric LLC. Ms. Koski has served as a Director of the Company since May 2000.

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

Dr. Megerlin retired in March 2003 as a member of the Executive Board of Linde AG and Chairman and Managing Director of the Linde Material Handling Division of Aschaffenburg, Germany. Prior to such time, he also was Chairman of Linde’s U.S. subsidiaries Linde Hydraulics Corp., Canfield, Ohio, and Linde Lift Truck Corp., Sommerville, South Carolina. Within VDMA, Germany’s association for mechanical and plant engineering, Dr. Megerlin formerly was Chairman and a member of the Executive Board of the German Fluid Power Association. He is a mechanical engineer and received his Dipl-Ing (M.S.) degree from the Technical University of Karlsruhe, Germany, and his Dr.-Ing. (Ph.D.) from TH Aachen, Germany. Dr. Megerlin has over 35 years of experience in the fluid power industry. Dr. Megerlin has served as a Director of the Company since May 1998.

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

The Board of Directors has Audit, Compensation, and Nominating Committees.

The Audit Committee, which consists of John Kahler, Ferdinand Megerlin, and Marc Bertoneche, held seven meetings in 2006. The Board of Directors determined, under applicable SEC and NASDAQ rules, that all of the members of the Audit Committee are independent and that Mr. Bertoneche meets the qualifications as an Audit Committee Financial Expert and he has been so designated. The functions of the Audit Committee are to select the independent public accountants who will prepare and issue an audit report on the annual financial statements of the Company, to establish the scope of and the fees for the prospective annual audit with the independent public accountants, to review the results thereof with the independent public accountants, to review and approve non-audit services of the independent public accountants, to review compliance with existing major accounting and financial policies of the Company, to review the adequacy of the financial organization of the Company, to review management’s procedures and policies relative to the adequacy of the Company’s internal accounting controls, to review compliance with federal and state laws relating to accounting practices and to review and approve transactions, if any, with affiliated parties.

The Compensation Committee, which consists of David Wormley, Ferdinand Megerlin, and John Kahler, reviews, approves and recommends to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, administers the Company’s restricted stock and stock option plans and carries out the responsibilities required by the rules of the Securities and Exchange Commission. The Committee met five times during 2006.

The Nominating Committee, which consists of John Kahler, Hirokatsu Sakamoto, and David Wormley held four meetings in 2006. The Nominating Committee is responsible for identifying individuals qualified to become members of the Board of Directors, consistent with criteria approved by the Board, and for selecting the director nominees to stand for election at each annual meeting of shareholders.

The Board of Directors held four meetings during 2006. Each Director attended all of the meetings of the Board and of each committee of which he or she was a member in 2006, except the following:

•	Clyde G. Nixon was absent from the September 2006 Board meeting.

•	Ferdinand E. Megerlin was absent from the March 2006 Compensation Committee and Audit Committee meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors, officers and holders of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company’s knowledge, based solely upon a review of the forms, reports and certificates filed with the Company by such persons, other than as set forth below, all of them complied with the Section 16(a) filing requirements in 2006.

The Koski Family Partnership filed late one Form 4 reporting one transaction; John Kahler filed late one Form 4 reporting one transaction; Clyde Nixon filed late one Form 4 reporting one transaction; and Jeffrey Cooper filed late one Form 4 reporting four transactions.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The goals of our compensation program are to attract and retain highly qualified leadership personnel, providing them attractive long-term career opportunities. Our compensation philosophy is to provide executives with a competitive total compensation package which motivates superior job performance, the achievement of our business objectives, and the enhancement of shareholder value. Rather than basing compensation on a series of specific performance objectives, we encourage initiative, teamwork and innovation, and each executive is empowered to use his or her abilities and particular area of responsibility to strengthen our overall performance. Our general approach to compensating executive officers is to pay cash salaries which generally are competitive within ranges of salaries paid to executives of other manufacturing companies, particularly those of similar size and those in our geographic areas. Our compensation committee sets overall compensation at a level it believes to be fair, based upon an analysis of the individual executive’s experience and past and potential contributions to us.

The Compensation Process

Our compensation program is overseen by a compensation committee (the “Committee”) comprised of independent directors which operates pursuant to a charter, the most recent version of which was approved by the board of directors on March 3, 2007. The Committee makes all compensation decisions concerning the executive officers and makes equity awards to all of our other key management employees upon the recommendation of the chief executive officer.

Compensation of our executive officers on an individual basis is reviewed annually by the Committee. The Committee sets the compensation of the chief executive officer, and the chief executive officer proposes changes for the other executive officers. After discussion, the Committee approves or modifies the chief executive officer’s recommendations in executive session.

To assist in determining appropriate overall compensation, the Committee reviews information regarding revenues, income, and executive compensation for other public manufacturing companies and for other businesses operating in Florida and the southeast United States and selected businesses in the U.S. of similar size and scope. The Committee also considers selected information regarding compensation practices, including employee benefits, from manufacturing companies in other countries in which we operate in an effort to ensure that we maintain competitiveness locally in the markets in which our executive officers reside.

Components of Executive Compensation

Salary. Our general approach to compensating executive officers is to pay cash salaries which generally are competitive within ranges of salaries paid to executives of other manufacturing companies, particularly in our geographic areas. Bonuses have been utilized infrequently in the past and, therefore, salary is the primary component of executive compensation. None of the Company’s executive officers other than Peter Robson has an employment contract. See “Employment Contract with Peter Robson” below. Our overall financial performance influences the general level of salary increases and there are no pre-arranged annual increases or established ranges for salary increases. The chief executive officer, after seeking input from other key managers and reviewing selected market data, recommends increases for the other executive officers, based upon his analysis of the individual executive’s experience and past and potential contributions.

Equity Compensation. We utilize equity awards as long-term compensation incentives for executive officers and other key managers. In 2003, the Committee solicited recommendations from Mercer Human Resource Consulting in connection with establishing a long-term compensation program. The Committee used the consultant’s recommendations as guidance with respect to the level and elements of long-term compensation for executive officers. The Committee determined that the long-term compensation program would be related to company performance but that it would not move automatically in lock-step with such performance. The Committee has recognized that, at different periods in the economic cycle, long-term compensation might have greater or lesser importance in relationship to salary adjustments. Each year, the Committee establishes a monetary pool, the level of which varies with our performance, to be used for long-term compensation. The chief executive officer recommends awards for executive officers and other key employees. The Committee reviews those recommendations, approves or revises them, and determines long-term compensation for the chief executive officer.

The two elements of our long-term compensation program are restricted shares of Company common stock and stock options, granted under written plans approved by our shareholders. The mix of restricted shares and stock options is entirely within the discretion of the Committee and has varied from year to year. Criteria used by the Committee in these awards include individual responsibilities and individual performance. The Committee’s practice is to determine the dollar amount of equity compensation to be provided and then, with respect to restricted stock awards, to grant a number of shares of stock that have a fair market value equal to that amount on the date of grant. Fair market value is determined based on the closing price of our stock on the day of determination. Equity awards are “time based” so that, in order to earn the full award, an employee must remain in our employ for a specified period of time, typically three to five years.

In 2006, given the problems experienced by many public companies with excessive awards and restatements as a result of grant date issues, as well as the new stock compensation accounting rules, the Committee did not make any option grants and used only restricted shares as equity awards. However, in order to preserve the ability to award options in the future, the Committee recommended that the board of directors adopt a new stock option plan to replace the plan that expired on September 30, 2006. The board approved a new stock option plan, and it will be submitted to the shareholders for approval at the annual meeting on June 19, 2007.

Because of the differences in tax treatment for employees of our foreign subsidiaries, stock appreciation rights (referred to in our plan document as performance shares) are used generally for long-term compensation purposes for non-US. employees, including executive officers, rather than stock options or restricted shares.

Retirement Plan and ESOP. All of our U.S. executives, along with all of our other U.S. employees, are eligible to participate in the Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan (the “Plan”). Under the tax-qualified Plan, all U.S. based employees are able to contribute the lesser of up to 100% of their annual salary or the limit prescribed by the Internal Revenue Service to the Plan on a before-tax basis. Based on years of service, we match 100% of up to the first 6% of pay that is contributed to the Plan. All employee contributions are fully vested upon contribution. Our matching contributions vest over a five year period – 20% after one year, 40% after two years, 60% after three years, 80% after four years and 100% after five years. Each year, the board of directors determines, based on the Company’s performance and other factors it deems relevant, whether to make an additional contribution, and if so, in what amount. Since 2004, when an employee stock ownership plan (ESOP) was incorporated into the Plan, these additional contributions are made in shares of Company common stock and all eligible employees, regardless of whether they make voluntary contributions to the Plan, participate pro rata, based upon their pay as a percentage of total pay for all U.S. employees. In 2006, the additional contribution, funded by newly-issued shares of Company common stock, was equal to approximately six percent of the U.S. based employee payroll. Our sole executive officer who resides outside of the U.S., Peter Robson, maintains his own individual retirement plan under the laws of the United Kingdom. We contribute to such plan each year an amount equal to 10% of Mr. Robson’s base salary, pursuant to the terms of Mr. Robson’s employment agreement.

Other Compensation. We do not use other forms of compensation on a regular basis. Relatively small cash and equity bonuses have been used sporadically to reward significant and unusual contributions. Because of the broad responsibilities given to employees and the encouragement of individual initiative, we have educational assistance policies for all employees, including executive officers. Educational assistance has been given to executive officers in the past for graduate study leading to masters and other degrees, and more specialized training, including management training at the Harvard Business School. Senior management participates in our benefit plans on the same terms as other employees. These plans include medical and dental insurance, group life insurance, and a charitable gift matching program. Under our employee stock purchase plan, approved by the shareholders in 2001, employees including executive officers may purchase shares of Company common stock at a discount of 15% from market price on the first or last day of the quarterly purchase period, whichever is lower, on a tax-favored basis under Section 423 of the Internal Revenue Code.

We provide only limited perquisites and other personal benefits.

2006 Executive Compensation

At the September 2006 meeting of the Compensation Committee, the chief executive officer at the Committee’s request reviewed our 2006 performance projected through the end of the year and the general level of anticipated executive compensation adjustments. The Committee indicated that it would set the amount of the long-term compensation pool and the chief executive officer agreed to provide his recommendations for individual awards no later than October 2, 2007. The Committee then set a meeting for October 10 and agreed that, unless it was unable to finalize the awards at that time, October 10 would be the determination date for 2006 long term compensation grants. The Committee discussed generally with the chief executive officer salary issues for executive officers but agreed that salary adjustments would be deferred until the December meeting.

Following the departure of the chief executive officer from the meeting, the Committee reviewed our financial performance and particular successful initiatives over the past five years. The Committee reviewed selected compensation information derived from a number of surveys and other published information. Long term compensation awards for the two prior years were reviewed, and the Committee agreed that the 2006 long term compensation pool for key U.S. employees should not exceed $500,000 and the pool for European employees should not exceed $200,000.

At the Committee’s meeting on October 10, held by conference telephone, the chief executive officer reviewed his long term compensation recommendations for key employees, including executive officers, provided to the Committee on October 2 and explained his reasoning with respect to the individual awards. During discussion, the Committee confirmed that the recommended long term compensation grantees were recognized key performers with long-term potential. Following the departure of the chief executive officer from the meeting, the Committee, after further discussion, determined that $470,000 in dollar value of long term compensation would be awarded to U.S. employees, including two executive officers, and $175,000 in dollar value would be awarded to European employees, including one executive officer. It was agreed that all of the awards to U.S. employees would be made in shares of the Company’s stock based on the closing price of the stock on the NASDAQ Global Select Market on that date. The share awards are subject to divestiture ratably over a three year period, if the employee leaves the Company during the term. For European employees, the compensation will be paid pursuant to performance share agreements, pursuant to which a cash payment is made on each of the three anniversaries of the grant date equal to the closing bid price of the stock on the NASDAQ Global Select Market on that date multiplied by the number of performance shares vesting on such date.

On December 8, 2006, the Committee at a regularly-scheduled meeting considered new annual salaries for the executive officers. After reviewing the salary adjustments and equity awards over the past two years and the anticipated salary and wage increases for our hourly and salaried employees, and considering selected data derived from various surveys and published reports covering manufacturing and other companies deemed comparable or relevant by the Committee, the chief executive officer was invited to join the meeting to present his recommendations for salary adjustments for the other executive officers. In formulating his recommendations, which he explained were based on his review of individual performance, he reviewed each executive’s salary history, solicited information from peers within the company, reviewed the same surveys as the Committee for benchmarking purposes and considered the Committee’s October LTC awards. He explained that his recommendation for a second increase for Ms. Fulton in 2006 was based both on her performance and her increased responsibilities as chief financial officer. After responding to questions, he departed the meeting.

After extensive discussion, the Committee determined to increase the salaries of the executive officers as follows:

Name and Title	2006 Compensation	2007 Compensation
Allen J. Carlson	$312,000	$345,000
Chief Executive Officer

Jeffrey Cooper	$156,000	$161,000
Officer

Tricia Fulton	$110,000	$120,000
Chief Financial Officer

Peter Robson	$173,000	$180,000	*/
General Manager
Sun Hydraulics Limited

*/	Based on estimated conversion from pounds sterling

The salary of Clyde Nixon, Chairman, was not adjusted due to his pending retirement as a full-time employee. In addition, the Committee awarded the chief executive officer shares of restricted company stock with a value of $140,000, based on the closing price of the stock on the NASDAQ Global Select Market on that date. The shares are subject to divestiture ratably over a three year period, if the chief executive officer leaves our employ during the term.

Tax and Accounting Implications

Section 162(m) of the Internal Revenue Code limits the tax deduction to $1.0 million for compensation paid to a corporation’s key executive officers unless certain requirements are met, including that the compensation qualify as performance-based compensation. While the Compensation Committee may from time to time approve awards which would vest upon the passage of time or other compensation which would not result in qualification of those awards as performance-based compensation, it is not anticipated that compensation realized by any executive officer under any of our plans now in effect will result in a material loss of tax deductions.

Compensation Committee Interlocks and Insider Participation

None.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

COMPENSATION COMMITTEE

David N. Wormley, Chairman

 John S. Kahler

Ferdinand E. Megerlin

Summary Compensation Table

The table below summaries the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 30, 2006. The Company has not entered into any employment agreements with any of the named executive officers except for Peter Robson. Mr. Robson’s agreement, entered into in 1981, set initial salary, which has been adjusted thereafter from time to time by the Company at its discretion. See “Employment Agreement with Peter Robson” below. When setting total compensation for each of the named executive officers, the Committee reviews the executive’s current compensation, including equity and non-equity-based compensation.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (3)		Option Awards ($) (5)	All Other Compensation ($)		Total ($)
Clyde G. Nixon	2006	100,000	17,636		—	14,142	(6)	131,778
Chairman of the Board of Directors

Allen J. Carlson	2006	312,000	80,854		19,934	40,628	(7)	453,416
President and Chief Executive Officer

Jeffrey Cooper	2006	156,000	31,720		4,747	21,853	(8)	214,320
Officer

Tricia L. Fulton	2006	108,218	20,583		2,474	14,296	(9)	145,571
Chief Financial Officer

Richard J. Dobbyn (1)	2006	121,875	22,193		5,771	16,904	(10)	166,743
Former Chief Financial Officer

Peter G. Robson (2)	2006	169,834	43,000	(4)	—	21,355	(11)	234,185
General Manager, Sun Hydraulics Limited

(1)	Mr. Dobbyn retired as Chief Financial Officer on March 4, 2006.
(2)	Amounts are paid in pounds sterling, which are converted to U.S. dollars at the average exchange rate.
(3)	Amounts represent the compensation expense relating to restricted stock recorded during 2006 in accordance with FAS 123R, with the exception of Mr.Robson.
(4)	Amount represents $8,028 of compensation expense relating to restricted stock recorded during 2006 in accordance with FAS 123R. Remaining $34,972 represents compensation expense relating to phantom stock grants recorded during 2006, in accordance with FAS 123R.
(5)	Amounts represent the compensation expense relating to stock options during 2006 in accordance with FAS 123R.
(6)	Amount represents contributions made by the Company on behalf of the employee to the Company’s 401(k) and ESOP plan equal to $12,000 and dividends received on unvested restricted stock equal to $2,142.
(7)	Amount represents contributions made by the Company on behalf of the employee to the Company’s 401(k) and ESOP plan equal to $33,720 and dividends received on unvested restricted stock equal to $6,908.
(8)	Amount represents contributions made by the Company on behalf of the employee to the Company’s 401(k) and ESOP plan equal to $18,720 and dividends received on unvested restricted stock equal to $3,133.
(9)	Amount represents contributions made by the Company on behalf of the employee to the Company’s 401(k) and ESOP plan equal to $12,986 and dividends received on unvested restricted stock equal to $1,310.
(10)	Amount represents contributions made by the Company on behalf of the employee to the Company’s 401(k) and ESOP plan equal to $14,625 and dividends received on unvested restricted stock equal to $2,279.
(11)	Amount represents contributions made by the Company on behalf of the employee to the employee’s individual retirement plan equal to $20,380 and dividends received on unvested restricted stock equal to $975.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)
Clyde G. Nixon	—	—		—

Allen J. Carlson	December 9, 2006	6,639	(1)	140,017

Jeffrey Cooper	October 10, 2006	1,252	(1)	25,002

Tricia L. Fulton	October 10, 2006	1,753	(1)	35,007

Richard J. Dobbyn	—	—		—

Peter G. Robson	October 10, 2006	1,252	(2)	25,002

(1)	Amounts represent the number of restricted shares of stock granted under the 2001 Restricted Stock Plan . The shares vest in annual installments over three years. Dividends will be paid on the shares of restricted stock.
(2)	Amounts represent the number of phantom shares granted during 2006. The phantom shares vest in annual installments over three years.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Clyde G. Nixon	—	—		—		—		—

Allen J. Carlson	—	3,000	(1)	5.51	5/17/2012	13,529	(4)	277,480
	4,800	—		4.73	9/29/2010
	2,429	2,429	(2)	8.23	10/15/2011
	899	3,599	(3)	18.41	12/9/2012

Jeffrey Cooper	—	1,500	(1)	5.51	5/17/2012	3,671	(5)	75,292
	1,225	—		4.73	9/29/2010
	—	675	(2)	8.23	10/15/2011

Tricia L. Fulton	1,500	—		4.73	9/29/2010	3,426	(6)	70,267
	405	405	(2)	8.23	10/15/2011

Richard J. Dobbyn	—	945	(2)	8.23	10/15/2011	945	(2)	19,382

Peter G. Robson	—	—		—		2,968	(7)	60,874

(1)	These awards will fully vest on May 17, 2007.
(2)	These awards will fully vest on October 15, 2007.
(3)	This award will vest 25% on December 9, 2007, 25% on December 9, 2008, 25% on December 9, 2009 and 25% on December 9, 2010.
(4)	Awards represent restricted stock that will vest as follows: 1,200 on September 14, 2007, 2,430 on October 15, 2007, 3,843 on December 9, 2007, 3,843 on December 9, 2008, and 2,213 December 9, 2009.
(5)	Awards represent restricted stock that will vest as follows: 1,200 on September 14, 2007, 417 on October 10, 2007, 675 on October 15, 2007, 272 on December 9, 2007, 417 on October 10, 2008, 272 on December 9, 2008, and 418 on October 10, 2009.
(6)	Awards represent restricted stock that will vest as follows: 584 on October 10, 2007, 405 on October 15, 2007, 634 on December 9, 2007, 584 on October 10, 2008, 634 on December 9, 2008, and 585 on October 10, 2009.
(7)	Awards represent phantom stock units that will vest as follows: 417 on October 10, 2007, 810 on October 15, 2007, 453 on December 9, 2007, 417 on October 10, 2008, 453 on December 9, 2008, and 418 on October 10, 2009.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Clyde G. Nixon	—	—	7,140	143,014

Allen J. Carlson	3,000	38,900	12,488	253,750

Jeffrey Cooper	5,225	91,886	6,902	137,930

Tricia L. Fulton	—	—	1,789	37,259

Richard J. Dobbyn	—	—	6,021	122,357

Peter G. Robson	—	—	3,251	65,118

2006 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($) (1)	Company Contributions to Retirement and 401(k) Plans ($)	Total ($)
Clyde G. Nixon	2006	2,142	12,000	14,142

Allen J. Carlson	2006	6,908	33,720	40,628

Jeffrey Cooper	2006	3,133	18,720	21,853

Tricia L. Fulton	2006	1,310	12,986	14,296

Richard J. Dobbyn	2006	2,279	14,625	16,904

Peter G. Robson	2006	975	20,380	21,355

(1)	Amounts represent dividends received on unvested restricted stock shares.

Pension Benefits

The Company does not maintain a pension plan for any of its U.S.-based executive officers, other than the Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan. Our sole executive officer who resides outside of the U.S., Peter Robson, maintains his own individual retirement plan under the laws of the United Kingdom. We contribute to such plan each year an amount equal to 10% of Mr. Robson’s base salary, pursuant to the terms of Mr. Robson’s employment agreement.

Nonqualified Deferred Compensation

The Company does not maintain a nonqualified deferred compensation program.

Potential Payments Upon Termination or Change of Control

The Company has not entered into agreements with any of its executive officers, other than Peter Robson, relating to payments in connection with the termination of their employment, a change in control of the Company or a change in the officer’s responsibilities. Pursuant to the terms of Mr. Robson’s employment agreement, the Company is required to provide Mr. Robson with six months’ prior written notice of his termination of employment. In the event that the Company were to give Mr. Robson less than six months’ prior written notice, it would likely be required to pay him his base salary for six months after such notice is delivered to him.

Employment Agreement with Peter Robson

The Company entered into an employment agreement with Peter Robson on April 22, 1981, in connection with his initial employment with the Company. The agreement set Mr. Robson’s initial salary, which has been adjusted thereafter from time to time by the Company at its discretion. Pursuant to the terms of the agreement, the Company provides Mr. Robson with family heath insurance and a retirement supplement equal to 10% of Mr. Robson’s base salary. The agreement provides that it may be terminated by either party upon six months’ prior written notice to the other.

DIRECTOR COMPENSATION

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. Through the September 2006 Board meeting, Directors who are not officers of the Company were paid $4,000 for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they serve when the committee meeting is not held within one day of a meeting of the Board of Directors. In 2004, the Board of Directors adopted and the shareholders approved the Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”) pursuant to which $1,500 of the $4,000 Director fee is paid in shares of Company stock under the Plan. Directors also may elect under the Plan to receive all or part of the remainder of their fees in Company stock and to defer receipt of their fees.

The objective of the Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”) is to provide deferred benefits to non-employee Directors, increase the Director’s beneficial ownership in the Company and more closely align the Director’s interests in the long-term growth and profitability of the Company with that of the shareholders.

Pursuant to the Plan, a deferred stock account is established for each non-employee Director and credited with a number of share units on the date of each Board meeting. The value of the share units so credited is equivalent to the fair market value of the Company’s stock on the NASDAQ Global Market on the date of grant, for the dollar amount of Directors fees payable in stock that the individual Director elects to be deferred, and such additional amount of Director fees payable in cash that the individual Director elects to be paid in stock and deferred. Share units are equivalent to shares of the Company’s Common Stock, except that share units have no voting rights and receive dividend equivalents rather than dividends.

Each Director receives dividend equivalents on the share units contained in his or her deferral account, which are equal in value to dividends paid on the Company’s Common Stock. The dividend equivalents granted are then reinvested in the non-employee Director’s stock deferral account in the form of additional share units. Upon retirement or termination of services as a Director, each non-employee director receives a share of Common Stock for each share unit awarded. Such shares are received either in a lump sum or over a period not to exceed 10 years, as elected in advance by each Director.

In June 2006, the Compensation Committee began deliberations regarding an increase in director compensation. At the September 2006 meeting of the Committee, survey data from the National Association of Corporate Directors, Mercer Human Resource Consulting, Pearl Meyer & Partners, and Towers Perrin HR Services was reviewed, along with publicly available information from selected companies and other surveys. The data confirmed that the Company’s director compensation is well below the mid-point of companies considered in the surveys. Given the Company’s culture and management style, it was agreed that director compensation did not need to fall within any particular percentile of comparable companies. However, it was agreed that, to attract new directors, compensation needed to be adequate and reasonable. An increase in fees of $1,000 per meeting would result in director compensation at a level of approximately 1/3 of that of public companies with revenues of between $50-200 million, as reflected in the materials reviewed by the Committee. Nevertheless, given the current level of fees it was agreed that a greater increase at the time would send the wrong signal. However, to bring compensation more within the mainstream, the Committee agreed to review the issue again next year and that an additional increase could be considered at that time. The Committee agreed that compensation divided approximately equally between stock and cash, as reflected in surveys of comparable companies, would be desirable for Sun. Accordingly, the Committee recommended to the Board a $1,000 increase in meeting fees for non-management directors, payable entirely in stock. At its September 2006 meeting, the Board approved the recommendation so that, beginning with the December 2006 meeting, directors who are not officers of the Company are paid at the rate of $5,000 for attendance at each meeting of the Board, as well as each meeting of each Board committee on which they serve when the committee meeting is not held within one day of a meeting of the Board. The payment of the increase in fees in Company stock is subject to shareholder approval at the Company’s 2007 Annual Meeting. If shareholder approval is not obtained, the increase in fees will be paid in cash.

Directors also are reimbursed for their expenses incurred in connection with their attendance at such meetings. Directors who are employees of the Company receive no compensation for their service as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (5)	All Other Compensation ($) (6)		Total ($)
Marc Bertoneche (1)	10,000	9,689	1,089		20,778

John S. Kahler (2)	10,000	7,990	411		18,401

Christine L. Koski	10,000	7,000	—		17,000

Robert E. Koski	—	—	33,600	(7)	33,600

Ferdinand E. Megerlin (3)	10,000	8,330	546		18,876

Hirokatsu Sakamoto	10,000	7,000	—		17,000

David N. Wormley (4)	10,000	7,000	—		17,000

(1)	Marc Bertoneche has elected to receive and defer cash fees in the form of stock units. Mr. Bertoneche has also elected to defer stock awards in the form of stock units. The stock awards represent the compensation for 2006 in accordance with FAS 123R. All deferred stock units will be paid in shares upon Mr. Bertoneche ceasing to be a Director of the Company. The total grant date fair value of deferred stock units issued during 2006 was $17,000. At December 30, 2006, Mr. Bertoneche had 3,094 deferred stock units.
(2)	John S. Kahler has elected to defer stock awards in the form of stock units. The stock awards represent the compensation for 2006 in accordance with FAS 123R. All deferred stock units will be paid in shares upon Mr. Kahler ceasing to be a Director of the Company. The total grant date fair value of deferred stock units issued during 2006 was $7,000. At December 30, 2006, Mr. Kahler had 1,189 units.
(3)	Ferdinand E. Megerlin has elected to receive and defer $2,000 of his cash fees in the form of stock units. Mr. Megerlin has also elected to defer all of his stock awards in the form of stock units. The stock awards represent the compensation for 2006 in accordance with FAS 123R. All deferred stock units will be paid in shares upon Mr. Megerlin ceasing to be a Director of the Company. The total grant date fair value of deferred stock units issued during 2006 was $9,000. At December 30, 2006, Mr. Megerlin had 1,570 units.
(4)	David N. Wormley has elected to receive $2,000 of his cash fees in the form of Company common stock. The common stock was issued during 2006 in accordance with attendance at Board meetings.
(5)	Please see the Security Ownership of Certain Beneficial Owners and Management schedule under Item 12. regarding the number of shares beneficially owned by each of the directors.
(6)	Amounts represent the value of dividends received on the outstanding deferred stock units during 2006. Dividends are also deferred in the form of stock units and will be payable in shares of stock.
(7)	Amount represents compensation of $30,000 received for services performed as an employee of the Company and $3,600 in Company contributions to Mr. Koski’s 401(K).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 2, 2007, information as to the beneficial ownership of the Company’s Common Stock by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) Each Named Executive Officer of the Company, and (iv) all Directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Robert E. Koski (3)(4)(5)	3,330,949	30.5%
Beverly Koski (3)(4)(5)	3,330,949	30.5%
Christine L. Koski (3)
3070 South Bristol Street, Suite 100 Costa Mesa, CA 92626	3,167,859	29.0%
Robert C. Koski (3)(5)
24 Lenox Pointe Atlanta, GA 30324	3,099,175	28.4%
Koski Family Limited Partnership
3525 Turtle Creek Boulevard #19B Dallas, Texas 75219	3,070,309	28.1%
Thomas L. Koski (3)
100 Seaview Avenue #1F Norwalk, Connecticut 06855	3,070,309	28.1%
Royce & Associates, LLC (6)
1414 Avenue of the Americas New York, NY 10019	951,360	8.7%
Allen J. Carlson (7)	72,928	*
Clyde G. Nixon	55,017	*
Jeffrey Cooper (8)	22,793	*
Tim A. Twitty (9)	13,854	*
Tricia L. Fulton (10)	11,121	*
David N. Wormley	7,387	*
John S. Kahler (11)	6,362	*
Marc Bertoneche	3,094	*
Ferdinand E. Megerlin	1,570	*
Hirokatsu Sakamoto	1,108	*
Peter G. Robson	—	*
All Directors and Executive Officers as a Group (12 persons)	3,623,733	33.1%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each of the persons listed who own more than 5% of the Company’s Common Stock is 1500 West University Parkway, Sarasota, Florida 34243.
(2)	This column sets forth shares of the Company’s Common Stock which are deemed to be “beneficially owned” by the persons named in the table under Rule 13d-3 of the Securities and Exchange Commission. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent such power may be shared with a spouse.
(3)	Includes 3,070,309 shares owned by the Koski Family Limited Partnership, over which Christine L. Koski, Robert C. Koski, Thomas L. Koski, Robert E. Koski and Beverly Koski share voting and investment power as the general partners in the Partnership. Christine L. Koski, Robert C. Koski and Thomas L. Koski are the adult children of Robert E. Koski and Beverly Koski.
(4)	Includes 141,216 shares owned by Beverly Koski and 90,558 shares owned by Robert E. Koski. Beverly Koski is the spouse of Robert E. Koski.

(5)	Includes 28,866 shares owned by the Koski Family Foundation, Inc., over which Robert E. Koski, Beverly Koski and Robert C. Koski share voting and investment power.
(6)	According to the Schedule 13G, filed January 25, 2007, by Royce & Associates, LLC (“Royce”), Royce has sole voting and investment power with respect to the 951,360 shares.
(7)	Includes 11,128 shares subject to currently exercisable options and 13,529 shares of unvested restricted stock.
(8)	Includes 1,500 shares subject to currently exercisable options and 3,671 shares of unvested restricted stock.
(9)	Includes 3,945 shares subject to currently exercisable options and 3,966 shares of unvested restricted stock.
(10)	Includes 1,905 shares subject to currently exercisable options and 3,426 shares of unvested restricted stock.
(11)	Includes 4,423 shares owned by Mr. Kahler’s spouse.

Equity Compensation Plan Information

The following table summarizes the Company’s equity compensation plan information as of December 30, 2006. Information is included for both equity compensation plans approved by the Company’s shareholders and equity compensation plans not approved by the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	81,299	$6.70	1,139,504

Equity compensation plans not approved by shareholders	—	—	450

Total	81,299	$6.70	1,139,954

Equity compensation plans approved by shareholders include the 1996 Stock Option Plan, the 2001 Restricted Stock Plan, the Employee Stock Purchase Plan, and the 2004 Nonemployee Director Equity and Deferred Compensation Plan. In September 2006, the Company adopted the 2006 Stock Option Plan due to the expiration of the Company’s 1996 Stock Option Plan in 2006. No awards have been granted under the 2006 Plan, and any awards granted prior to the 2007 Annual Meeting will be conditioned upon stockholder approval of the 2006 Plan at such meeting.

All shares to be issued upon exercise in column (a) and the weighted average exercise price in column (b) represent shares issued under the 1996 Stock Option Plan. The number of securities available for future issuance in column (c) were: zero shares under the 1996 Stock Option Plan, 500,000 shares under the 2006 Stock Option Plan, 401,152 shares under the Employee Stock Purchase Plan, 128,040 shares under the 2001 Restricted Stock Plan, and 110,312 shares under the 2004 Nonemployee Director Equity and Deferred Compensation Plan.

The only equity compensation plan not approved by shareholders was the 1999 Stock Award Plan. 4,500 shares were authorized for grant under the 1999 Stock Award Plan, which was approved by the Board of Directors on May 21, 1999. The general purpose of the Plan is to recognize and acknowledge extraordinary contributions of employees through the grant of shares of common stock, thereby providing them with a more direct stake in the future welfare of the Company and encouraging them to continue to demonstrate leadership and commitment to the Company. Subject to supervision by the Board and the provisions of the Plan, the Company’s president has the authority to determine the employees to whom awards shall be granted and the number of shares of common stock to be the subject of each award. As of December 30, 2006, there were 450 shares remaining for future grants, and there were no outstanding options, warrants, or rights associated with this plan.

In June 2006, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company stock, to be completed no later than January 15, 2007. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchased was used to continue to fund the Company’s employee stock ownership and employee stock purchase plans. Under the plan, which was completed in July, the Company had repurchased 135,382 shares at an average price of $18.47. All shares were retired during the year.

In December 2005, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of Company stock, to be completed no later than January 15, 2007. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchases was set based upon the anticipated number of shares that were required to fund the Company’s ESOP, and employee stock purchase plan, through fiscal year 2006. The Company had repurchased 82,500 shares at an average cost of $18.87 per share and 22,698 shares at an average cost of $19.52 for the periods ending December 31, 2005 and December 30, 2006, respectively. Of the 82,500 shares purchased in 2005, 65,000 were retired prior to December 31, 2005. All remaining shares and purchases were retired during 2006.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

The Company has determined that the following Directors are independent under the independence standards of the NASDAQ Stock Market, LLC: Marc Bertoneche, John S. Kahler, Ferdinand E. Megerlin, Hirokatsu Sakamoto and David N. Wormley.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company incurred aggregate audit fees of $450,000 to Kirkland, Russ, Murphy and Tapp P.A. during fiscal year 2006, and of $40,538 and $528,625 to Grant Thornton LLP during fiscal years 2006 and 2005, respectively. These fees were for professional services rendered for the audit of the Company’s consolidated financial statements, the reviews of the financial statements included in the Company’s Forms 10-Q for fiscal years 2006 and 2005, respectively, and the statutory audit of Sun Hydraulik Holdings Limited, Sun Hydraulics Corporation’s wholly-owned subsidiary for its European market operations, Sun Hydraulics Limited, and Sun Hydraulik GmbH, both wholly-owned subsidiaries of Sun Hydraulik Holdings Limited. The Audit Committee has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to the performance of services by them. As a matter of policy, the Audit Committee has determined generally not to request any new non-audit services from its auditors.

	Kirkland, Russ, Murphy and Tapp, P.A.		Grant Thornton LLP
	2006	2005	2006	2005
Audit Fees	$412,000	—	$23,350	$505,000
Audit Related Fees	38,000	—	31,865	23,625
Tax Services	—	—	—	—
All Other Fees	—	—	24,050	—

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The following financial statements are included in Part II, Item 8:

Report of Independent Registered Certified Public Accounting Firm	28

Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets as of December 30, 2006, and December 31, 2005	30

Consolidated Statements of Operations for the years ended December 30, 2006, December 31, 2005, and December 25, 2004	31

Consolidated Statements of Shareholders’ Equity for the years ended December 30, 2006, December 31, 2005, and December 25, 2004	32

Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005, and December 25, 2004	33

Notes to Consolidated Financial Statements	34

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

2.	Exhibits:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated herein by reference).

3.2.1	Certificate of Amendment to Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2.1 in the Company’s Quarterly report on Form 10-Q for the quarter ended March 27, 2004 and incorporated herein by reference).

10.1+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.5	Credit and Security Agreement dated August 11, 2005, between the Company, as Borrower, and Fifth Third Bank, as Lender (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.6	Renewal and Future Advance Revolving Line of Credit Promissory Note dated August 11, 2005, between the Company, as Borrower, and Fifth Third Bank, as Lender (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.7	Renewed, Amended and Restated Mortgage and Security Agreement dated August 11, 2005, between the Company, as Mortgagor, and Fifth Third Bank, as Mortgagee (previously filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.8	Credit and Security Agreement dated July 23, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference).

10.9	Master Loan Documents Modification Agreement dated as of November 18, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.10+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.11+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.12+	Forms of agreement for grants under the Sun Hydraulics Corporation 1996 Stock Option Plan (previously filed as Exhibit 10.12+ to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 and incorporated herein by reference).

10.13+	Sun Hydraulics Corporation 2006 Stock Option Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on September 14, 2006 and incorporated herein by reference).

10.14+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.15+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference).

10.16+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference).

10.17+	Sun Hydraulics Corporation 2004 Nonemployee Director Equity and Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005) (previously filed as Exhibit 10.1+ to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 and incorporated herein by reference).

10.18+	Sun Hydraulics Corporation Amended and Restated 2004 Nonemployee Director Equity and Deferred Compensation Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on September 14, 2006 and incorporated herein by reference).

10.19+	Form of Performance Share Agreement (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 16, 2004 and incorporated herein by reference).

10.20+	The Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on January 14, 2005 and incorporated herein by reference).

14	Code of Ethics (previously filed as Exhibit 14 in the Company’s Annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

21	Subsidiaries of the Registrant (previously filed as Exhibit 21 in the Company’s Annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

23.1	Grant Thornton LLP Consent of Independent Registered Public Accounting Firm

23.2	Kirkland, Russ, Murphy and Tapp, P.A. Consent of Independent Registered Certified Public Accounting Firm

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 13, 2007.

SUN HYDRAULICS CORPORATION

By:	/s/ Allen J. Carlson
Allen J. Carlson, President and
Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 13, 2007.

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