Form 10-K/A
period 2006-12-30
SUN HYDRAULICS CORP
filed 2007-03-19
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment is being filed to include the correct figures in the table under Item 8, Note 16 - Earnings Per Share of the Notes to the Consolidated Financial Statements.

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

The following table represents the computation of basic and diluted net income per common share as required by FAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	December 30, 2006	December 31, 2005	December 25, 2004
Net income	$16,223	$12,808	$7,830

Basic weighted average number of common shares outstanding	10,878	10,827	10,269

Basic net income per common share	$1.49	$1.18	$0.76

Effect of dilutive stock options	61	91	77

Diluted weighted average number of common shares outstanding	10,939	10,918	10,346

Diluted net income per common share	$1.48	$1.17	$0.76

Diluted net income per common share excludes antidilutive stock options of approximately 67,500 during 2004.

17.	EMPLOYEE BENEFITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 19, 2007.

SUN HYDRAULICS CORPORATION

By:	/s/ Allen J. Carlson
Allen J. Carlson, President and
Chief Executive Officer