Form 10-Q
period 2007-03-31
SUN HYDRAULICS CORP
filed 2007-05-09
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The Registrant had 10,934,574 shares of common stock, par value $.001, outstanding as of April 27, 2007.

Sun Hydraulics Corporation

INDEX

For the quarter ended March 31, 2007

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2007	December 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,562	$9,379
Restricted cash	59	118
Accounts receivable, net of allowance for doubtful accounts of $110 and $140	17,182	13,917
Inventories	11,768	10,386
Deferred income taxes	219	219
Other current assets	1,350	986

Total current assets	43,140	35,005
Property, plant and equipment, net	51,995	50,355
Other assets	1,880	1,825

Total assets	$97,015	$87,185

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,245	$4,812
Accrued expenses and other liabilities	3,286	4,059
Long-term debt due within one year	430	426
Dividends payable	1,093	1,085
Income taxes payable	3,324	608

Total current liabilities	14,378	10,990
Long-term debt due after one year	489	646
Deferred income taxes	4,527	4,451
Other noncurrent liabilities	335	298

Total liabilities	19,729	16,385
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 10,932,224 and 10,849,316 shares outstanding	11	11
Capital in excess of par value	32,642	30,962
Retained earnings	39,995	35,284
Accumulated other comprehensive income	4,638	4,543

Total shareholders’ equity	77,286	70,800

Total liabilities and shareholders’ equity	$97,015	$87,185

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	March 31, 2007	April 1, 2006
	(unaudited)	(unaudited)
Net sales	$40,854	$34,185
Cost of sales	26,971	23,204

Gross profit	13,883	10,981
Selling, engineering and administrative expenses	5,216	4,671

Operating income	8,667	6,310
Interest expense	1	70
Foreign currency transaction gain	(26)	(41)
Miscellaneous (income)/expense, net	(157)	28

Income before income taxes	8,849	6,253
Income tax provision	3,043	2,073

Net income	$5,806	$4,180

Basic net income per common share	$0.53	$0.38
Weighted average basic shares outstanding	10,918	10,932
Diluted net income per common share	$0.53	$0.38
Weighted average diluted shares outstanding	10,974	11,001
Dividends declared per share	$0.100	$0.100

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 30, 2006	—	$—	10,849	$11	$30,962	$35,284	$4,543	$70,800
Shares issued, stock options			11		54			54
Shares issued, ESPP			3		59			59
Shares issued, ESOP			69		1,386			1,386
Stock-based compensation					150			150
Stock option income tax benefit					31			31
Dividends declared						(1,095)		(1,095)
Comprehensive income:
Net income						5,806		5,806
Foreign currency translation adjustments							95	95

Comprehensive income								5,901

Balance, March 31, 2007	—	$—	10,932	$11	$32,642	$39,995	$4,638	$77,286

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended
	March 31, 2007	April 1, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$5,806	$4,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,500	1,437
(Gain)/Loss on disposal of assets	(20)	26
Provision for deferred income taxes	76	(1)
Allowance for doubtful accounts	(30)	(12)
Stock-based compensation expense	150	152
Stock options income tax benefit	(31)	(31)
(Increase) decrease in:
Accounts receivable	(3,235)	(2,642)
Inventories	(1,382)	(722)
Income taxes receivable	—	236
Other current assets	(364)	(201)
Other assets	(62)	(16)
Increase (decrease) in:
Accounts payable	1,433	(1,185)
Accrued expenses and other liabilities	613	760
Taxes payable	2,747	1,393
Other noncurrent liabilities	37	(4)

Net cash provided by operating activities	7,238	3,370
Cash flows from investing activities:
Capital expenditures	(3,203)	(1,965)
Proceeds from dispositions of equipment	31	2

Net cash used in investing activities	(3,172)	(1,963)
Cash flows from financing activities:
Proceeds from debt	—	1,500
Repayment of debt	(153)	(145)
Proceeds from exercise of stock options	54	49
Proceeds from stock issued	59	50
Payments for purchase of treasury stock	—	(244)
Dividends to shareholders	(1,087)	(1,089)
Stock options income tax benefit	31	31

Net cash (used in) provided by financing activities	(1,096)	152
Effect of exchange rate changes on cash and cash equivalents	154	4

Net increase in cash and cash equivalents	3,124	1,563
Cash and cash equivalents, beginning of period	9,497	5,830

Cash and cash equivalents, end of period	$12,621	$7,393

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$1	$70
Income taxes	$470	$476
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$1,386	$1,180

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1.	BASIS OF PRESENTATION AND SUMMARY OF BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, and China. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility. Sun Hydraulics acquired a 40% equity method investment in WhiteOak Controls, Inc. (“WhiteOak”), on June 28, 2005. WhiteOak, located in Mediapolis, Iowa, designs and produces complementary electronic control products.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2006, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 14, 2007. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the period ending December 29, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share as required by Statement of Financial Accounting Standard (“FAS”) No. 128, Earnings Per Share (in thousands, except per share data):

	Three Months Ended
	March 31, 2007	April 1, 2006
Net income	$5,806	$4,180
Weighted average basic shares outstanding	10,918	10,932
Basic net income per common share	$0.53	$0.38
Effect of dilutive stock options	56	69
Weighted average diluted shares outstanding	10,974	11,001
Diluted net income per common share	$0.53	$0.38

3.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of FAS No. 123R, Share-Based Payment, (“FAS 123R”) for its share-based compensation plans, using the modified prospective method.

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

A summary of activity under the 1996 Plan for the three months ended March 31, 2007 is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding as of December 30, 2006	75	$6.70
Granted	—
Exercised	(10)	$5.23
Forfeitures	—

Options outstanding as of March 31, 2007	65	$6.92	4.26	$1,282

Options exercisable as of March 31, 2007	46	$5.84	4.01	$952

All options listed above vest over three to five years with a maximum term of seven to ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for the periods ended March 31, 2007 and April 1, 2006, was $10 and $19, respectively. There were no options granted during these periods.

In September 2006, the Company adopted the 2006 Stock Option Plan (“2006 Plan”), which provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 500,000 shares of the Company’s common stock by officers, employees and directors of the Company. The Company adopted the 2006 Plan due to the expiration of the Company’s 1996 Stock Option Plan in

2006. Under the terms of the plan, incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted at the discretion of the Company’s Board of Directors. The maximum term of an option may not exceed 10 years, and options become exercisable at such times and in such installments as determined by the Board of Directors. No awards have been granted under the 2006 Plan, and any awards granted prior to the 2007 Annual Meeting will be conditioned upon shareholder approval of the 2006 Plan at such meeting.

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 412,500 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Restricted stock granted prior to January 1, 2006, was accounted for using the measurement and recognition principles of APB 25. Accordingly, compensation cost was measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the three months ended March 31, 2007, and April 1, 2006, totaled $117 and $115, respectively.

The following table summarizes restricted stock activity from December 30, 2006, through March 31, 2007:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 30, 2006	62	16.71
Granted	—	—
Vested	—	—
Forfeitures	—	—

Nonvested balance at March 31, 2007	62	16.71

The Company has $797 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of March 31, 2007. That cost is expected to be recognized over a weighted average period of 1.70 years.

During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 487,500 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased 3,368 shares at a weighted average price of $17.43 and 3,010 shares at a weighted average price of $16.43, under the ESPP during the three months ended March 31, 2007, and April 1, 2006, respectively. In accordance with FAS 123R, the Company recognized $10 and $9 of compensation expense during the periods ended March 31, 2007 and April 1, 2006, respectively. At March 31, 2007, 397,784 shares remained available to be issued through the ESPP.

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

On September 9, 2006, the Board approved an increase in the total amount paid for each such meeting to $5,000, and also amended the 2004 Plan to make $2,500 of the $5,000 fee payable in shares of the Company’s common stock. The amendment to the 2004 Plan is subject to approval by the Company’s shareholders at the 2007 Annual Meeting. If shareholder approval is not obtained at the 2007 Annual Meeting, the additional $1,000 will be paid in cash instead of shares, and the amendment to the 2004 Plan will automatically terminate.

Directors were granted 956 and 529 shares for the periods ended March 31, 2007, and April 1, 2006, respectively. Of the shares granted in 2007, 176 shares are subject to shareholder approval. At March 31, 2007, there were 6,343 deferred stock units outstanding. Deferred stock units are treated as liabilities in accordance with FAS 123R. The Company recognized director compensation expense of $59 and $13, for the periods ended March 31, 2007 and April 1, 2006, respectively. At March 31, 2007, 109,356 shares remained available to be issued through the Plan

4.	RESTRICTED CASH

The restricted cash balance at March 31, 2007, consisted of $59 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K.

5.	INVENTORIES

	March 31, 2007	December 30, 2006
Raw materials	$4,164	$3,585
Work in process	4,594	3,481
Finished goods	3,453	3,715
Provision for slow moving inventory	(443)	(395)

Total	$11,768	$10,386

6.	GOODWILL

On March 31, 2007, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 30, 2006. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of March 31, 2007, no factors were identified that indicated impairment of the carrying value of the goodwill.

7.	LONG-TERM DEBT

	March 31, 2007	December 30, 2006
$35,000 revolving line of credit, collateralized by U.S. assets, interest rate variable based upon the Company’s leverage ratio, due August 1, 2011.	$—	$—
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	411	464
10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	508	593
Other	—	15

	919	1,072
Less amounts due within one year	(430)	(426)

Total	$489	$646

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of March 31, 2007, the Company was in compliance with all debt covenants.

8.	INCOME TAXES

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s Consolidated Financial Statements.

As of January 1, 2007, the Company had an unrecognized tax benefit of $208 including accrued interest. There has been no significant change in the unrecognized tax benefit during the first quarter ending March 31, 2007. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of March 31, 2007 is not considered material to the Company’s Consolidated Financial Statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years before 2003 for the majority of tax jurisdictions.

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

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated
Three Months
Ended March 31, 2007
Sales to unaffiliated customers	$23,769	$4,957	$6,591	$5,537	$—	$40,854
Intercompany sales	8,169	—	30	883	(9,082)	—
Operating income	5,743	510	1,644	835	(65)	8,667
Depreciation	1,061	40	136	256	—	1,493
Capital expenditures	2,742	57	26	378	—	3,203

Three Months
Ended April 1, 2006
Sales to unaffiliated customers	$20,861	$4,090	$4,577	$4,657	$—	$34,185
Intercompany sales	6,677	—	36	786	(7,499)	—
Operating income	4,058	607	940	739	(34)	6,310
Depreciation	1,031	37	119	243	—	1,430
Capital expenditures	1,873	3	13	76	—	1,965

Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest expense and net miscellaneous income/expense.

10.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

11.	COMMITMENTS AND CONTINGENCIES

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 9% and 13% in 2006 and 2005, respectively. The index of shipments continued to show growth through March 2007, increasing 5%.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index decreased to 50.9 at the end of March 2007 compared to 55.2 at the end of March 2006. In April of 2007, the index rose to 54.7. When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy.

Results for the first quarter

(Dollars in millions except net income per share)

	March 31, 2007	April 1, 2006	Increase
Three Months Ended
Net Sales	$40.9	$34.2	20%
Net Income	$5.8	$4.2	38%
Net Income per share:
Basic	$0.53	$0.38	39%
Diluted	$0.53	$0.38	39%

The brisk conditions the Company experienced across all geographic areas in the first quarter have continued through April. While all business segments grew significantly, European and Asian sales were especially strong. Management is confident that its international efforts are succeeding. Nearly 54% of total sales for the quarter were generated outside of North America. Last month, the Company introduced several new electro-hydraulic products at the Hannover Fair in Germany, which the Company believes were well received.

The Company was extremely pleased with its earnings on this level of sales especially after experiencing margin erosion over several quarters last year. Gross profit improved this quarter and led to incremental bottom-line increases.

Throughout this capital goods cycle, management believes that Sun continues to gain market share as it outgrows the industry. Management believes the Company’s growth continues to be fueled by attending to basics: having the right products for the marketplace, providing detailed product information on demand, and delivering products when and where the customer wants.

Outlook

Second quarter 2007 sales are estimated to be approximately $41 million and earnings per share are estimated to be in the range of $0.52 to $0.54. This would represent an increase of approximately 11% in sales and 36% in earnings per share over last year.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006

Net Sales

Net sales were $40.9 million, an increase of $6.7 million, or 19.5%, compared to $34.2 million in 2006. The increase was due in large part to the continued growth of international sales, particularly in Europe where sales increased 34.3%, or $3.6 million, to $14.1 million. Sales to France increased 39.3%, to Germany 43.3%, and to the U.K. 29.2%. Significant increases were also noted in Finland, Italy, and Sweden.

Asian sales continued to grow, increasing 24.9%, or $1.4 million, to $7.0 million. Domestic sales in Korea increased 21.2%, sales to Japan increased 25.1%, and sales to China 45.0%.

North American sales increased 9.2%, or $1.6 million, to $19.0 million.

Gross Profit

Gross profit increased $2.9 million, or 26.4%, to $13.9 million. Gross profit as a percentage of net sales increased to 34.0% in the first quarter of 2007, compared to 32.1% in the first quarter last year. Increases in gross profit were due to fixed cost absorption from higher sales volume, and a sales price increase that occurred in July 2006.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 11.7%, or $0.5 million, to $5.2 million compared to the same quarter last year. The change is primarily a result of increased compensation costs, engineering and marketing expenses, and professional fees.

Interest Expense

Interest expense for the quarter ended March 31, 2007, was minimal compared to $0.1 million in the quarter ended April 1, 2006. Total average debt for the quarter ended March 31, 2007, was $1.0 million compared to $2.7 million for the quarter ended April 1, 2006. The Company did not have any outstanding variable debt during the period ended March 31, 2007.

Foreign Currency Transaction Gain

There was minimal impact to net income in the quarters ended March 31, 2007, and April 1, 2006, as a result of foreign currency transactions.

Miscellaneous (Income)/Expense, Net

Miscellaneous income was $0.2 for the quarter ended March 31, 2007 compared to a minimal miscellaneous expense in the quarter ended April 1, 2006. The increase was primarily a result of earnings from joint ventures and interest income.

Income Taxes

The provision for income taxes for the quarter ended March 31, 2007, was 34.4% of pretax income compared to 33.2% for the quarter ended April 1, 2006. The increase was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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

Cash from operations for the three months ended March 31, 2007, was $7.2 million, compared to $3.4 million for the three months ended April 1, 2006. The $3.8 million increase in the Company’s net cash flow from operations during the period was due primarily to the increase in net income, taxes payable, accounts payable, and accrued expenses. These amounts were partially offset by the increases in accounts receivable and inventory balances. Days sales outstanding (DSO) were 38 and 36 at March 31, 2007, and April 1, 2006, respectively. Inventory turns decreased from 10.8 as of April 1, 2006 to 9.2 as of March 31, 2007. The increase in DSO and the decrease in inventory turns were both partially caused by increasing foreign demand.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $3.2 million for the three months ended March 31, 2007, compared to $2.0 million for the three months ended April 1, 2006. Capital expenditures for the year are projected to be approximately $10.0 million.

The Company declared quarterly dividends of $0.10 per share to shareholders of record March 31, 2007, payable on April 15, 2007. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for its investments in Sun China and WhiteOak. The Company does not have a majority ownership in or exercise control over either of the entities. The Company does not believe that its investments in Sun China or WhiteOak qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor are they material to the financial statements of the Company at March 31, 2007.

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 30, 2006. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 6 for goodwill amounts.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 30, 2006, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended March 31, 2007. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at March 31, 2007.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2007, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the period ended March 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment of Bylaws of Sun Hydraulics Corporation dated May 2, 2007.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 8, 2007.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)