Form 10-Q
period 2007-06-30
SUN HYDRAULICS CORP
filed 2007-08-08
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The Registrant had 16,457,202 shares of common stock, par value $.001, outstanding as of July 27, 2007.

Sun Hydraulics Corporation

INDEX

For the quarter ended June 30, 2007

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2007	December 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,662	$9,379
Restricted cash	60	118
Accounts receivable, net of allowance for doubtful accounts of $102 and $140	17,786	13,917
Inventories	11,140	10,386
Deferred income taxes	219	219
Other current assets	2,459	986

Total current assets	45,326	35,005
Property, plant and equipment, net	54,354	50,355
Other assets	2,017	1,825

Total assets	$101,697	$87,185

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,771	$4,812
Accrued expenses and other liabilities	3,984	4,059
Long-term debt due within one year	435	426
Dividends payable	1,481	1,085
Income taxes payable	1,529	608

Total current liabilities	13,200	10,990
Long-term debt due after one year	427	646
Deferred income taxes	4,535	4,451
Other noncurrent liabilities	699	298

Total liabilities	18,861	16,385
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 16,454,180 and 16,273,974 shares outstanding	16	16
Capital in excess of par value	33,344	30,962
Retained earnings	44,460	35,279
Accumulated other comprehensive income	5,016	4,543

Total shareholders’ equity	82,836	70,800

Total liabilities and shareholders’ equity	$101,697	$87,185

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	June 30, 2007	July 1, 2006
	(unaudited)	(unaudited)
Net sales	$43,422	$36,928
Cost of sales	29,125	25,689

Gross profit	14,297	11,239
Selling, engineering and administrative expenses	5,438	4,690

Operating income	8,859	6,549
Interest (income)/expense, net	(89)	33
Foreign currency transaction loss, net	27	72
Miscellaneous income, net	(124)	(57)

Income before income taxes	9,045	6,501
Income tax provision	3,093	2,187

Net income	$5,952	$4,314

Basic net income per common share	$0.36	$0.26
Weighted average basic shares outstanding	16,425	16,399
Diluted net income per common share	$0.36	$0.26
Weighted average diluted shares outstanding	16,494	16,492
Dividends declared per share	$0.090	$0.067

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Six months ended
	June 30, 2007	July 1, 2006
	(unaudited)	(unaudited)
Net sales	$84,275	$71,114
Cost of sales	56,096	48,895

Gross profit	28,179	22,219
Selling, engineering and administrative expenses	10,653	9,360

Operating income	17,526	12,859
Interest (income)/expense, net	(162)	81
Foreign currency transaction loss, net	1	31
Miscellaneous income, net	(206)	(7)

Income before income taxes	17,893	12,754
Income tax provision	6,135	4,260

Net income	$11,758	$8,494

Basic net income per common share	$0.72	$0.52
Weighted average basic shares outstanding	16,401	16,398
Diluted net income per common share	$0.71	$0.51
Weighted average diluted shares outstanding	16,478	16,497
Dividends declared per share	$0.157	$0.133

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 30, 2006	—	$—	16,274	$16	$30,962	$35,279	$4,543	$70,800
Shares issued, stock options			67		256			256
Shares issued, ESPP			10		123			123
Shares issued, ESOP			103		1,386			1,386
Stock-based compensation					331			331
Stock option income tax benefit					286			286
Dividends declared						(2,577)		(2,577)
Comprehensive income:
Net income						11,758		11,758
Foreign currency translation adjustments							473	473

Comprehensive income								12,231

Balance, June 30, 2007	—	$—	16,454	$16	$33,344	$44,460	$5,016	$82,836

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Six months ended
	June 30, 2007	July 1, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$11,758	$8,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,047	2,932
(Gain)/Loss on disposal of assets	(61)	62
Provision for deferred income taxes	84	13
Allowance for doubtful accounts	(38)	6
Stock-based compensation expense	331	309
Stock options income tax benefit	(286)	(42)
(Increase) decrease in:
Accounts receivable	(3,831)	(4,105)
Inventories	(754)	(1,268)
Income taxes receivable	—	236
Other current assets	(1,473)	153
Other assets	(205)	(56)
Increase (decrease) in:
Accounts payable	959	8
Accrued expenses and other liabilities	1,311	829
Taxes payable	1,207	521
Other noncurrent liabilities	401	(9)

Net cash provided by operating activities	12,450	8,083

Cash flows from investing activities:
Capital expenditures	(6,885)	(4,816)
Proceeds from dispositions of equipment	76	20

Net cash used in investing activities	(6,809)	(4,796)

Cash flows from financing activities:
Proceeds from debt	—	5,000
Repayment of debt	(210)	(2,639)
Proceeds from exercise of stock options	256	73
Proceeds from stock issued	123	114
Payments for purchase of treasury stock	—	(2,665)
Dividends to shareholders	(2,181)	(2,183)
Stock options income tax benefit	286	42

Net cash used in financing activities	(1,726)	(2,258)

Effect of exchange rate changes on cash and cash equivalents	310	652

Net increase in cash and cash equivalents	4,225	1,681

Cash and cash equivalents, beginning of period	9,497	5,830

Cash and cash equivalents, end of period	$13,722	$7,511

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$24	$136
Income taxes	$5,349	$3,532
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$1,386	$1,183

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1.	BASIS OF PRESENTATION AND SUMMARY OF BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, and China. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, is located in Mediapolis, Iowa, and designs and produces complementary electronic control products.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2006, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 14, 2007. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the period ending December 29, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share as required by Statement of Financial Accounting Standard (“FAS”) No. 128, Earnings Per Share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$5,952	$4,314	$11,758	$8,494
Weighted average basic shares outstanding	16,425	16,399	16,401	16,398
Basic net income per common share	$0.36	$0.26	$0.72	$0.52
Effect of dilutive stock options	69	93	77	99
Weighted average diluted shares outstanding	16,494	16,492	16,478	16,497
Diluted net income per common share	$0.36	$0.26	$0.71	$0.51

Stock Split

On June 18, 2007, the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record on June 30, 2007, payable on July 15, 2007. The Company issued approximately 5,500,000 shares of common stock as a result of the stock split. The effect of the stock split on outstanding shares and earnings per share was retroactively applied to all periods presented.

Reclassification

Certain amounts shown in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

3.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of FAS No. 123R, Share-Based Payment, (“FAS 123R”) for its share-based compensation plans, using the modified prospective method.

During 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”), which provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 2,250,000 shares of the Company’s common stock by officers, employees and directors of the Company. Under the terms of the plan, incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted at the discretion of the Company’s Board of Directors. The maximum term of an option may not exceed 10 years, and options become exercisable at such times and in such installments as determined by the Board of Directors.

A summary of activity under the 1996 Plan for the six months ended June 30, 2007 is as follows:

	Number of shares	Weighted average exercise price	Weighted Average Remaining Contractual term (in years)	Aggregate intrinsic value
Options outstanding as of December 30, 2006	113	$4.47
Granted	—
Exercised	(66)	$3.90
Forfeitures	—

Options outstanding as of June 30, 2007	47	$5.25	4.10	$1,293

Options exercisable as of June 30, 2007	25	$3.56	3.72	$728

All options listed above vest over three to five years with a maximum term of seven to ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for the six months ended June 30, 2007 and July 1, 2006, was $20 and $37, respectively. There were no options granted during these periods.

In September 2006, the Company adopted the 2006 Stock Option Plan (“2006 Plan”), which provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 750,000 shares of the Company’s common stock by officers, employees and directors of the Company. The Company adopted the 2006 Plan due to the expiration of the Company’s 1996 Stock Option Plan in 2006. Under the terms of the plan, incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted at the discretion of the

Company’s Board of Directors. The maximum term of an option may not exceed 10 years, and options become exercisable at such times and in such installments as determined by the Board of Directors. The Company’s shareholders at the 2007 Annual Meeting approved the 2006 Plan. No awards have been granted under the 2006 Plan.

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Restricted stock granted prior to January 1, 2006, was accounted for using the measurement and recognition principles of APB 25. Accordingly, compensation cost was measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the six months ended June 30, 2007, and July 1, 2006, totaled $234 and $227, respectively.

The following table summarizes restricted stock activity from December 30, 2006, through June 30, 2007:

	Number of shares	Weighted Average grant-date fair value
Nonvested balance at December 30, 2006	92	11.14
Granted	—	—
Vested	—	—
Forfeitures	—	—

Nonvested balance at June 30, 2007	92	11.14

The Company has $680 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of June 30, 2007. That cost is expected to be recognized over a weighted average period of 1.45 years.

During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased 10,562 shares at a weighted average price of $11.66 and 10,268 shares at a weighted average price of $11.06, under the ESPP during the six months ended June 30, 2007, and July 1, 2006, respectively. In accordance with FAS 123R, the Company recognized $44 and $27 of compensation expense during the six months ended June 30, 2007 and July 1, 2006, respectively. At June 30, 2007, 591,167 shares remained available to be issued through the ESPP.

During 2004, the Board of Directors adopted and the shareholders approved the Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”). Directors who are not officers of the Company are paid $4,000 for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they serve when the committee meeting is not held within one day of a meeting of the Board of Directors. Directors receive $1,500 of the $4,000 Director fee in shares of Company stock under the Plan. Directors also may elect under the Plan to receive all or part of the remainder of their fees in Company stock and to defer receipt of their fees until a subsequent year. The Plan authorizes the issuance of up to 180,000 shares of common stock.

On September 9, 2006, the Board approved an increase in the total amount paid for each such meeting to $5,000, and also amended the 2004 Plan to make $2,500 of the $5,000 fee payable in shares of the Company’s common stock. The Company’s shareholders at the 2007 Annual Meeting approved the amendment to the 2004 Plan.

Directors were granted 2,099 and 1,891 shares for the six months ended June 30, 2007, and July 1, 2006, respectively. At June 30, 2007, there were 9,896 deferred stock units outstanding. Deferred stock units are treated as liabilities in accordance with FAS 123R. The Company recognized director stock compensation expense of $222 and $25, for the six months ended June 30, 2007, and July 1, 2006, respectively. At June 30, 2007, 163,369 shares remained available to be issued through the Plan

4.	RESTRICTED CASH

The restricted cash balance at June 30, 2007, consisted of $60 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K.

5.	INVENTORIES

	June 30, 2007	December 30, 2006
Raw materials	$4,633	$3,585
Work in process	3,510	3,481
Finished goods	3,492	3,715
Provision for slow moving inventory	(495)	(395)

Total	$11,140	$10,386

6.	GOODWILL

On June 30, 2007, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 30, 2006. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of June 30, 2007, no factors were identified that indicated impairment of the carrying value of the goodwill.

7.	LONG-TERM DEBT

	June 30, 2007	December 30, 2006
$35,000 revolving line of credit, collateralized by U.S. assets, interest rate variable based upon the Company’s leverage ratio, due August 1, 2011.	$—	$—

$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	357	464

10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	505	593

Other	—	15

	862	1,072
Less amounts due within one year	(435)	(426)

Total	$427	$646

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of June 30, 2007, the Company was in compliance with all debt covenants.

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

As of January 1, 2007, the Company had an unrecognized tax benefit of $208 including accrued interest. There has been no significant change in the unrecognized tax benefit during the six months ending June 30, 2007. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of June 30, 2007 is not considered material to the Company’s Consolidated Financial Statements.

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

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated
Three Months Ended June 30, 2007
Sales to unaffiliated customers	$25,836	$5,695	$6,107	$5,784	$—	$43,422
Intercompany sales	7,995	—	20	650	(8,665)	—
Operating income	6,153	636	1,377	686	7	8,859
Depreciation	1,098	43	136	264	—	1,541
Capital expenditures	2,976	152	21	533	—	3,682

Three Months Ended July 1, 2006
Sales to unaffiliated customers	$23,332	$4,072	$5,193	$4,331	$—	$36,928
Intercompany sales	6,615	—	26	666	(7,307)	—
Operating income	4,271	596	1,175	583	(76)	6,549
Depreciation	1,088	38	122	241	—	1,489
Capital expenditures	2,534	18	49	251	—	2,852

Six Months Ended June 30, 2007
Sales to unaffiliated customers	$49,604	$10,652	$12,698	$11,321	$—	$84,275
Intercompany sales	16,163	—	50	1,534	(17,747)	—
Operating income	11,896	1,146	3,021	1,521	(58)	17,526
Depreciation	2,160	82	272	520	—	3,034
Capital expenditures	5,718	209	47	911	—	6,885

Six Months Ended July 1, 2006
Sales to unaffiliated customers	$44,193	$8,162	$9,770	$8,989	$—	$71,114
Intercompany sales	13,292	—	62	1,452	(14,806)	—
Operating income	8,328	1,202	2,116	1,322	(109)	12,859
Depreciation	2,119	75	241	484	—	2,919
Capital expenditures	4,406	21	62	327	—	4,816

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 9% and 13% in 2006 and 2005, respectively. The index of shipments of hydraulic products contracted for the three months period ending June 30, 2007, decreasing 3% compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index increased to 56.0 in June 2007 compared to 53.8 in June 2006. In July 2007, the index decreased to 53.8. When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy.

Results for the second quarter

(Dollars in millions except net income per share)

	June 30, 2007	July 1, 2006	Increase
Three Months Ended
Net Sales	$43.4	$36.9	18%
Net Income	$6.0	$4.3	38%
Net Income per share:
Basic	$0.36	$0.26	38%
Diluted	$0.36	$0.26	38%

Six Months Ended
Net Sales	$84.3	$71.1	19%
Net Income	$11.8	$8.5	38%
Net Income per share:
Basic	$0.72	$0.52	38%
Fully Diluted	$0.71	$0.51	39%

The Company continued to see growth in both revenues and earnings for the second quarter. Gross profit margins remained strong at this level of sales and the incremental sales allowed additional profit to flow to the bottom line, with earnings up 38% over the previous year.

Growth continued across all business segments in the second quarter. European and Asian sales were especially strong, making up 78% of the increase in sales over last year. Management believes the Company’s success in reaching into new markets around the world continues to be a significant contributor to its growth.

On August 1, 2007, the Company announced that it would open a sales office in Bangalore, India, to help Sun develop new business opportunities in the Indian market. Management is excited about its opportunities in India and other expanding markets around the globe. Management believes this is a great time in the business cycle to be engaging in strategic activities that will yield future benefits for Sun.

Outlook

Third quarter 2007 sales are estimated to be approximately $40 million and earnings per share are estimated to be in the range of $0.30 to $0.32. This would represent an increase of approximately 10% in sales and 29% in earnings per share over last year.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006

Net Sales

Net sales were $43.4 million, an increase of $6.5 million, or 17.6%, compared to $36.9 million in 2006. The increase was due in large part to the continued growth of international sales, particularly in Europe where sales increased 27.0%, or $2.9 million, to $13.6 million. Sales to France increased 43.5%, to the U.K. 37.5%, and to Germany 21.4%. Significant increases were also noted in the Netherlands, Ireland, and Norway.

Asian sales continued to grow, increasing 38.4%, or $2.2 million, to $7.9 million. Domestic sales in Korea increased 39.9%, sales to Japan increased 19.9%, and sales to China 28.4%. A significant increase was also noted in Singapore.

North American sales increased 6.1%, or $1.2 million, to $20.8 million.

Gross Profit

Gross profit increased $3.1 million, or 27.2%, to $14.3 million. Gross profit as a percentage of net sales increased to 32.9% in the second quarter of 2007, compared to 30.4% in the second quarter last year. Increases in gross profit were due to fixed cost absorption from higher sales volume, and a sales price increase that occurred in July 2006.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 15.9%, or $0.7 million, to $5.4 million compared to the same quarter last year. The change is primarily a result of increased compensation expenses, including variable compensation awards, as well as advertising and professional fees.

Interest (Income)/Expense, Net

Net interest income for the quarter ended June 30, 2007, was $0.1 compared to a minimal amount of net interest expense in the quarter ended July 1, 2006. Total average debt for the quarter ended June 30, 2007, was $0.9 million compared to $3.8 million for the quarter ended July 1, 2006. Total average cash for the quarter ended June 30, 2007, was $13.2 million compared to $7.5 million for the quarter ended July 1, 2006. The Company did not have any outstanding variable debt during the period ended June 30, 2007.

Foreign Currency Transaction Loss, Net

There was minimal impact to net income from foreign currency in the quarter ended June 30, 2007, compared to a net foreign currency loss of $0.1 in the quarter ended July 1, 2006. The decrease in foreign currency loss is a result of the loss from the revaluation of Sun Ltd. balance sheet items that were held in U.S. dollars, netted with a higher foreign currency gain in Sun Korea.

Miscellaneous Income, Net

Miscellaneous income was $0.1 for the quarters ended June 30, 2007 and July 1, 2006. The income was primarily a result of earnings from joint ventures.

Income Taxes

The provision for income taxes for the quarter ended June 30, 2007, was 34.2% of pretax income compared to 33.6% for the quarter ended July 1, 2006. The increase was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006

Net Sales

Net sales were $84.3 million, an increase of $13.2 million, or 18.5%. This increase reflected strong demand in Europe, increased domestic sales in Korea and to China, and continuous growth in the United States.

European sales increased 31.9%, or $6.7 million, to $27.7 million. Sales to France increased 41.5%, to the U.K. 33.4%, and to Germany 32.1%. Significant increases were also noted in the Netherlands, Italy, and Finland.

Asian sales increased 30.8%, or $3.5 million, to $14.9 million. Domestic sales in Korea increased 30.5%, sales to Japan increased 22.2%, and sales to China 36.5%. A significant increase was also noted in Singapore.

North American sales increased 7.0%, or $2.6 million, to $39.8 million.

Gross Profit

Gross profit increased 26.8%, or $6.0 million. Gross profit as a percentage of net sales increased to 33.4% from 31.2% last year. Gross profit percentage increases were due to fixed cost absorption from higher sales volume, and a sales price increase that occurred in July 2006.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 13.8%, or $1.3 million, to $10.7 million compared to last year. The change is primarily a result of increased compensation expenses, including variable compensation awards, as well as advertising and professional fees.

Interest (Income)/Expense, Net

Net interest income for the six months ended June 30, 2007, was $0.2 million compared to net interest expense of $0.1 for the six months ended July 1, 2006. Total average debt for the period ended June 30, 2007, was $1.0 million compared to $3.2 million for the period ended July 1, 2006. Total average cash for the period ended June 30, 2007, was $11.6 million compared to $6.7 million for the period ended July 1, 2006. The Company did not have any outstanding variable debt during the period ended June 30, 2007.

Foreign Currency Transaction Loss, Net

There was minimal impact from foreign currency transactions during the six months ended June 30, 2007, and July 1, 2006. While the Euro, the Korean Won and the British Pound made gains against the U.S. dollar during the six months ended June 30, 2007, the European operations experienced losses related to sales conducted in U.S. dollars and from the revaluation of Sun Ltd. balance sheet items which were held in U.S. dollars.

Miscellaneous Income, Net

Miscellaneous income was $0.2 for the six months ended June 30, 2007 compared to a minimal impact to net income for the six months ended July 1, 2006. The increase was primarily a result of earnings from joint ventures.

Income Taxes

The provision for income taxes for the six months ended June 30, 2007, was 34.3% of pretax income compared to 33.4% for the six months ended July 1, 2006. The increase was due to a change in the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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

Cash from operations for the six months ended June 30, 2007, was $12.5 million, compared to $8.1 million for the six months ended July 1, 2006. The $4.4 million increase in the Company’s net cash flow from operations during the period was due primarily to the increase in net income, taxes payable, accounts payable, and accrued expenses. In addition, the Company did not experience as much of an increase in accounts receivable and inventory compared to the prior year period. These amounts were partially offset by the increase in other current assets. Days sales outstanding (DSO) was 37 at June 30, 2007, and July 1, 2006. Inventory turns decreased from 11.2 as of July 1, 2006 to 10.5 as of June 30, 2007.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $6.9 million for the six months ended June 30, 2007, compared to $4.8 million for the six months ended July 1, 2006. Capital expenditures for the year are projected to be approximately $11.0 million.

The Company declared a 50% stock dividend and quarterly cash dividend of $0.09 per share during the quarter ended June 30, 2007; both were payable on July 15, 2007, to shareholders of record as of June 30, 2007. The cash dividend was payable on the new total shares outstanding after the stock dividend. This represents a 35% increase in the cash dividend. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for its investments in Sun China and WhiteOak. The Company does not have a majority ownership in or exercise control over either of the entities. The Company does not believe that its investments in Sun China or WhiteOak qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor are they material to the financial statements of the Company at June 30, 2007.

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

Critical Accounting Policies and Estimates

The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, accounts receivable, inventory, goodwill and accruals. The following explains the basis and the procedure for each account where judgment and estimates are applied.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 30, 2006, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended June 30, 2007. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at June 30, 2007.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2007, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the period ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Annual Meeting of Shareholders of the Company was held on June 19, 2007. At the meeting, the following actions were taken by the shareholders:

Marc Bertoneche, Ferdinand E. Megerlin, and Philippe Lemaitre were elected as Directors, to serve until the Annual Meeting in the year 2010, until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and withheld were as follows:

	Voted For	Withheld
Marc Bertoneche	9,114,769	299,507
Ferdinand E. Megerlin	9,010,006	404,270
Philippe Lemaitre	9,129,488	284,788

The adoption of the amendment to the Sun Hydraulics Corporation Amended and Restated 2004 Nonemployee Director Equity and Deferred Compensation Plan was ratified and approved. The voting on the approval was as follows:

FOR	6,571,783
AGAINST	369,108
ABSTAIN	38,475
BROKER NON-VOTES	2,434,910

The adoption of the Sun Hydraulics Corporation 2006 Stock Option Plan was ratified and approved. The voting on the approval was as follows:

FOR	5,274,291
AGAINST	1,658,534
ABSTAIN	46,541
BROKER NON-VOTES	2,434,910

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

Exhibit Number	Exhibit Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	CEO Certification pursuant to 18 U.S.C. § 1350.
32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 8, 2007.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal
Financial and Accounting Officer)