Form 10-Q
period 2007-09-29
SUN HYDRAULICS CORP
filed 2007-11-06
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

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

The Registrant had 16,487,544 shares of common stock, par value $.001, outstanding as of October 26, 2007.

Sun Hydraulics Corporation

INDEX

For the quarter ended September 29, 2007

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	September 29, 2007	December 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,206	$9,379
Restricted cash	145	118
Accounts receivable, net of allowance for doubtful accounts of $101 and $140	18,297	13,917
Inventories	11,321	10,386
Deferred income taxes	219	219
Other current assets	2,470	986

Total current assets	49,658	35,005
Property, plant and equipment, net	55,676	50,355
Other assets	2,076	1,825

Total assets	$107,410	$87,185

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,047	$4,812
Accrued expenses and other liabilities	5,433	4,059
Long-term debt due within one year	458	426
Dividends payable	1,482	1,085
Income taxes payable	1,034	608

Total current liabilities	14,454	10,990

Long-term debt due after one year	292	646
Deferred income taxes	4,529	4,451
Other noncurrent liabilities	502	298

Total liabilities	19,777	16,385

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 16,461,956 and 16,273,974 shares outstanding	16	16
Capital in excess of par value	33,633	30,962
Retained earnings	48,202	35,279
Accumulated other comprehensive income	5,782	4,543

Total shareholders’ equity	87,633	70,800

Total liabilities and shareholders’ equity	$107,410	$87,185

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	September 29, 2007	September 30, 2006
	(unaudited)	(unaudited)
Net sales	$41,809	$36,202
Cost of sales	28,485	25,540

Gross profit	13,324	10,662
Selling, engineering and administrative expenses	5,279	4,707

Operating income	8,045	5,955
Interest (income)/expense, net	(120)	61
Foreign currency transaction loss, net	—	32
Miscellaneous income, net	(115)	(34)

Income before income taxes	8,280	5,896
Income tax provision	3,034	1,980

Net income	$5,246	$3,916

Basic net income per common share	$0.32	$0.24

Weighted average basic shares outstanding	16,460	16,217

Diluted net income per common share	$0.32	$0.24

Weighted average diluted shares outstanding	16,507	16,300

Dividends declared per share	$0.090	$0.067

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Nine months ended
	September 29, 2007	September 30, 2006
	(unaudited)	(unaudited)
Net sales	$126,085	$107,315
Cost of sales	84,581	74,433

Gross profit	41,504	32,882
Selling, engineering and administrative expenses	15,932	14,068

Operating income	25,572	18,814
Interest (income)/expense, net	(282)	142
Foreign currency transaction loss, net	2	63
Miscellaneous income, net	(321)	(41)

Income before income taxes	26,173	18,650
Income tax provision	9,169	6,240

Net income	$17,004	$12,410

Basic net income per common share	$1.04	$0.76

Weighted average basic shares outstanding	16,401	16,338

Diluted net income per common share	$1.03	$0.76

Weighted average diluted shares outstanding	16,468	16,431

Dividends declared per share	$0.247	$0.200

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)
(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 30, 2006	—	$—	16,274	$16	$30,962	$35,279	$4,543	$70,800
Shares issued, stock options			70		266			266
Shares issued, ESPP			15		191			191
Shares issued, ESOP			103		1,386			1,386
Stock-based compensation					542			542
Stock option income tax benefit					286			286
Dividends declared						(4,081)		(4,081)
Comprehensive income:
Net income						17,004		17,004
Foreign currency translation adjustments							1,239	1,239

Comprehensive income								18,243

Balance, September 29, 2007	—	$—	16,462	$16	$33,633	$48,202	$5,782	$87,633

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)
	Nine months ended
	September 29, 2007	September 30, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$17,004	$12,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,657	4,372
(Gain)/Loss on disposal of assets	(60)	37
Provision for deferred income taxes	78	20
Allowance for doubtful accounts	(39)	4
Stock-based compensation expense	542	421
Stock options income tax benefit	(286)	(82)
(Increase) decrease in:
Accounts receivable	(4,341)	(4,167)
Inventories	(935)	(1,448)
Income taxes receivable	—	236
Other current assets	(1,484)	492
Other assets	(271)	(72)
Increase (decrease) in:
Accounts payable	1,235	673
Accrued expenses and other liabilities	2,759	1,474
Taxes payable	712	840
Other noncurrent liabilities	204	(15)

Net cash provided by operating activities	19,775	15,195

Cash flows from investing activities:
Capital expenditures	(9,448)	(7,194)
Proceeds from dispositions of equipment	76	20

Net cash used in investing activities	(9,372)	(7,174)

Cash flows from financing activities:
Proceeds from debt	—	7,000
Repayment of debt	(322)	(4,791)
Proceeds from exercise of stock options	267	112
Proceeds from stock issued	191	179
Payments for purchase of treasury stock	—	(2,951)
Dividends to shareholders	(3,684)	(3,267)
Stock options income tax benefit	286	82

Net cash used in financing activities	(3,262)	(3,636)
Effect of exchange rate changes on cash and cash equivalents	713	862

Net increase in cash and cash equivalents	7,854	5,247
Cash and cash equivalents, beginning of period	9,497	5,830

Cash and cash equivalents, end of period	$17,351	$11,077

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$35	$235
Income taxes	$8,884	$5,226
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$1,386	$1,183

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2006, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 14, 2007. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and nine month periods ended September 29, 2007, are not necessarily indicative of the results that may be expected for the period ending December 29, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share as required by Statement of Financial Accounting Standard (“FAS”) No. 128, Earnings Per Share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income	$5,246	$3,916	$17,004	$12,410
Weighted average basic shares outstanding	16,460	16,217	16,401	16,338
Basic net income per common share	$0.32	$0.24	$1.04	$0.76
Effect of dilutive stock options	47	83	67	93
Weighted average diluted shares outstanding	16,507	16,300	16,468	16,431
Diluted net income per common share	$0.32	$0.24	$1.03	$0.76

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

A summary of activity under the 1996 Plan for the nine months ended September 29, 2007, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding as of December 30, 2006	113	$4.47
Granted	—
Exercised	(69)	$3.89
Forfeitures	—

Options outstanding as of September 29, 2007	44	$5.35	3.90	$1,167

Options exercisable as of September 29, 2007	22	$3.55	3.51	$623

All options listed above vest over three to five years with a maximum term of seven to ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for the nine months ended September 29, 2007, and September 30, 2006, was $30 and $56, respectively. There were no options granted during these periods.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Restricted stock granted prior to January 1, 2006, was accounted for using the measurement and recognition principles of APB 25. Accordingly, compensation cost was measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the nine months ended September 29, 2007, and September 30, 2006, totaled $346 and $304, respectively.

The following table summarizes restricted stock activity from December 30, 2006, through September 29, 2007:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 30, 2006	92	11.14
Granted	—	—
Vested	(5)	3.62
Forfeitures	—	—

Nonvested balance at September 29, 2007	87	11.60

The Company has $568 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of September 29, 2007. That cost is expected to be recognized over a weighted average period of 1.21 years.

During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased 15,027 shares at a weighted average price of $12.73 and 15,600 shares at a weighted average price of $11.31, under the ESPP during the nine months ended September 29, 2007, and September 30, 2006, respectively. In accordance with FAS 123R, the Company recognized $123 and $38 of compensation expense during the nine months ended September 29, 2007 and September 30, 2006, respectively. At September 29, 2007, 586,702 shares remained available to be issued through the ESPP.

The Company has a Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”), which originally was adopted by the Board of Directors and approved by the shareholders in 2004. The Plan was amended on September 9, 2006, and the amendment was approved by the shareholders at the 2007 Annual Meeting. Under the Plan, Directors who are not officers of the Company are paid $5,000 for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they serve when the committee meeting is not held within one day of a meeting of the Board of Directors. Directors receive $2,500 of the $5,000 Director fee in shares of Company common stock under the Plan. Directors also may elect under the Plan to receive all or part of the remainder of their fees in Company stock and to defer receipt of their fees until a subsequent year. The Plan authorizes the issuance of up to 180,000 shares of common stock.

Directors were granted 3,034 and 2,905 shares for the nine months ended September 29, 2007, and September 30, 2006, respectively. At September 29, 2007, there were 10,522 deferred stock units outstanding. Deferred stock units are treated as liabilities in accordance with FAS 123R. The Company recognized director stock compensation expense of $239 and $38, for the nine months ended September 29, 2007, and September 30, 2006, respectively. At September 29, 2007, 162,434 shares remained available to be issued through the Plan

4.	RESTRICTED CASH

The restricted cash balance at September 29, 2007, consisted of $61 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K. The remaining amount of $84 relates to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

5.	INVENTORIES

	September 29, 2007	December 30, 2006
Raw materials	$4,970	$3,585
Work in process	3,663	3,481
Finished goods	3,244	3,715
Provision for slow moving inventory	(556)	(395)

Total	$11,321	$10,386

6.	GOODWILL

On September 29, 2007, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 30, 2006. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of September 29, 2007, no factors were identified that indicated impairment of the carrying value of the goodwill.

7.	LONG-TERM DEBT

	September 29, 2007	December 30, 2006
$35,000 revolving line of credit, collateralized by U.S. assets, interest rate variable based upon the Company’s leverage ratio, due August 1, 2011.	$—	$—
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	314	464
10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	436	593
Other	—	15

	750	1,072
Less amounts due within one year	(458)	(426)

Total	$292	$646

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of September 29, 2007, the Company was in compliance with all debt covenants.

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

As of January 1, 2007, the Company had an unrecognized tax benefit of $208 including accrued interest. During the three months ended September 29, 2007, the Company recognized the tax benefit of $208, which had a favorable effect on the effective tax rate for the periods ended September 29, 2007.

At September 29, 2007, the Company had an unrecognized tax benefit of $33 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of September 29, 2007, is not considered material to the Company’s Consolidated Financial Statements.

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

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated
Three Months Ended September 29, 2007
Sales to unaffiliated customers	$24,770	$5,244	$6,033	$5,762	$—	$41,809
Intercompany sales	7,551	—	65	609	(8,225)	—
Operating income	4,871	613	1,583	1,007	(29)	8,045
Depreciation	1,142	46	131	284	—	1,603
Capital expenditures	1,957	55	5	547	—	2,564

Three Months Ended September 30, 2006
Sales to unaffiliated customers	$22,912	$4,085	$4,874	$4,331	$—	$36,202
Intercompany sales	6,158	—	26	810	(6,994)	—
Operating income	3,760	488	1,114	572	21	5,955
Depreciation	1,023	37	127	247	—	1,434
Capital expenditures	2,179	26	143	30	—	2,378

Nine Months Ended September 29, 2007
Sales to unaffiliated customers	$74,375	$15,896	$18,730	$17,084	$—	$126,085
Intercompany sales	23,715	—	115	2,143	(25,973)	—
Operating income	16,767	1,759	4,604	2,529	(87)	25,572
Depreciation	3,301	129	403	804	—	4,637
Capital expenditures	7,675	263	52	1,458	—	9,448

Nine Months Ended September 30, 2006
Sales to unaffiliated customers	$67,105	$12,247	$14,644	$13,319	$—	$107,315
Intercompany sales	19,450	—	88	2,262	(21,800)	—
Operating income	12,088	1,691	3,230	1,893	(88)	18,814
Depreciation	3,142	112	368	730	—	4,352
Capital expenditures	6,586	46	205	357	—	7,194

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 9% and 13% in 2006 and 2005, respectively. The index of shipments of hydraulic products remained relatively flat for the three months period ending September, 2007, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index decreased to 52.0 in September 2007 compared to 52.9 in September 2006. In October 2007, the index decreased to 50.9. When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy.

Results for the third quarter

(Dollars in millions except net income per share)
	September 29, 2007	September 30, 2006	Increase
Three Months Ended
Net Sales	$41.8	$36.2	15%
Net Income	$5.2	$3.9	33%
Net Income per share:
Basic	$0.32	$0.24	33%
Diluted	$0.32	$0.24	33%

Nine Months Ended
Net Sales	$126.1	$107.3	18%
Net Income	$17.0	$12.4	37%
Net Income per share:
Basic	$1.04	$0.76	37%
Fully Diluted	$1.03	$0.76	36%

Both revenue and income remained strong, sustaining double digit growth for the quarter and year to date. Management is pleased with Sun’s performance and believes its growth continues to outpace the industry, resulting in additional market share.

Management believes the Company’s international presence provides a necessary balance to its business. While the US economy appears to be softening, the Company’s international sales continue to contribute significantly to its top and bottom lines, with international sales making up 59% of the total last quarter.

The Company announced last week its intention to take an equity ownership in High Country Tek, Inc. Management believes this relationship will enhance its ability to better understand customers’ needs, especially with regard to the electro-hydraulic solutions being sought by the marketplace.

Outlook

Forth quarter 2007 sales are estimated to be approximately $40 million and earnings per share are estimated to be in the range of $0.28 to $0.30. This would represent an increase of approximately 14% in sales and 26% in earnings per share over last year. 2007 year-end sales are estimated to be approximately $166 million, a 17% increase compared to 2006. Earnings per share for 2007 are estimated to be between $1.31 and $1.33, up approximately 33% over last year.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006

Net Sales

Net sales were $41.8 million, an increase of $5.6 million, or 15.5%, compared to $36.2 million in 2006. The increase was due in large part to the continued growth of international sales, particularly in Europe and Asia, and continued growth in the United States.

European sales increased 32.6%, or $3.3 million, to $13.4 million. Sales to the U.K. increased 40.4%, to Germany 27.6%, and to France 25.2%. Significant increases were also noted in Austria, Finland, and Sweden.

Asian sales continued to grow, increasing 29.6%, or $1.8 million, to $7.9 million. Domestic sales in Korea increased 28.4% and sales to China increased 72.6%. A significant increase was also noted in Singapore.

North American sales increased 1.0%, or $0.2 million, to $19.3 million.

Gross Profit

Gross profit increased $2.7 million, or 25.0%, to $13.3 million. Gross profit as a percentage of net sales increased to 31.9% in the third quarter of 2007, compared to 29.5% in the third quarter last year. Increases in gross profit were primarily due to fixed cost absorption from higher sales volume, productivity improvements in the U.S. and lower material costs in the UK and German operations due to the strength of local currencies against the U.S. dollar for material purchases made in U.S. dollars.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 12.2%, or $0.6 million, to $5.3 million compared to the same quarter last year. The change is primarily a result of increased costs associated with stock based compensation and professional fees relating to tax and legal matters.

Interest (Income)/ Expense, Net

Net interest income for the quarter ended September 29, 2007, was $0.1 compared to $0.1 of net interest expense in the quarter ended September 30, 2006. Total average debt for the quarter ended September 29, 2007, was $0.8 million compared to $4.7 million for the quarter ended September 30, 2006. Total average cash for the quarter ended September 29, 2007, was $15.5 million compared to $9.3 million for the quarter ended September 30, 2006. The Company did not have any outstanding variable debt during the period ended September 29, 2007.

Foreign Currency Transaction Loss, Net

There was minimal impact to net income from foreign currency in the quarters ended September 29, 2007, and September 30, 2006.

Miscellaneous Income, Net

Miscellaneous income was $0.1 for the quarter ended September 29, 2007, compared to a minimal amount for the quarter ended September 30, 2006. The income was primarily a result of earnings from joint ventures.

Income Taxes

The provision for income taxes for the quarter ended September 29, 2007, was 36.6% of pretax income compared to 33.6% for the quarter ended September 30, 2006. The increase was attributable to the completion of the Company’s 2006 U.S. tax return, which resulted in a provision to return true up, primarily related to the phase-out of graduated rates due to a higher income level. Additionally, the current period US provision includes the phase-out of graduated rates and a change in permanent items, primarily related to the decreased benefit from joint venture earnings. These amounts were partially offset by the reversal of an unrecognized tax benefit during the period.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006

Net Sales

Net sales were $126.1 million, an increase of $18.8 million, or 17.5%. This increase reflected strong demand in Europe, increased domestic sales in Korea and to China, and continued growth in the United States.

European sales increased 32.1%, or $10.0 million, to $41.1 million. Sales to France increased 36.8%, to the U.K. 35.9%, and to Germany 30.6%. Significant increases were also noted in the Netherlands, Italy, Sweden and Finland.

Asian sales increased 31.0%, or $5.4 million, to $22.8 million. Domestic sales in Korea increased 29.8%, and sales to China increased 49.6%. Significant increases were also noted in Singapore and Japan.

North American sales increased 5.0%, or $2.8 million, to $59.1 million.

Gross Profit

Gross profit increased 26.2%, or $8.6 million. Gross profit as a percentage of net sales increased to 32.9% from 30.6% last year. Gross profit percentage increases were due to fixed cost absorption from higher sales volume, a sales price increase that occurred in July 2006, productivity improvements in the U.S. and lower material costs in the UK and German operations due to the strength of local currencies against the U.S. dollar for material purchases made in U.S. dollars.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 13.2%, or $1.9 million, to $15.9 million compared to last year. The change is primarily a result of increased compensation expenses, associated with stock based compensation awards, advertising, and professional fees relating to tax and legal matters.

Interest (Income)/Expense, Net

Net interest income for the nine months ended September 29, 2007, was $0.3 million compared to net interest expense of $0.1 for the nine months ended September 30, 2006. Total average debt for the period ended September 29, 2007, was $0.9 million compared to $3.5 million for the period ended September 30, 2006. Total average cash for the period ended September 29, 2007, was $13.4 million compared to $8.5 million for the period ended September 30, 2006. The Company did not have any outstanding variable debt during the period ended September 29, 2007.

Foreign Currency Transaction Loss, Net

There was a minimal loss from foreign currency transactions during the nine months ended September 29, 2007, compared to a $0.1 million foreign currency loss for the nine months ended September 30, 2006. While the Euro, the Korean Won and the British Pound made gains against the U.S. dollar during the periods, the European operations experienced losses related to sales conducted in U.S. dollars and from the revaluation of Sun Ltd. balance sheet items, which were held in U.S. dollars.

Miscellaneous Income, Net

Miscellaneous income was $0.3 for the nine months ended September 29, 2007, compared to a minimal impact to net income for the nine months ended September 30, 2006. The increase was primarily a result of earnings from joint ventures.

Income Taxes

The provision for income taxes for the nine months ended September 29, 2007, was 35.0% of pretax income compared to 33.5% for the nine months ended September 30, 2006. The increase was attributable to the completion of the Company’s 2006 U.S. tax return, which resulted in a provision to return true up, primarily related to the phase-out of graduated rates due to a higher income level. Additionally, the current period US provision includes the phase-out of graduated rates and a change in permanent items, primarily related to the decreased benefit from joint venture earnings. These amounts were partially offset by the reversal of an unrecognized tax benefit during the period.

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

Cash from operations for the nine months ended September 29, 2007, was $19.8 million, compared to $15.2 million for the nine months ended September 30, 2006. The $4.6 million increase in the Company’s net cash flow from operations during the period was due primarily to the increase in net income, accounts payable, and accrued expenses. In addition, the Company did not experience as much of an increase in inventory compared to the prior year period. These amounts were partially offset by the increase in other current assets. Days sales outstanding (DSO) were 40 and 38 at September 29, 2007, and September 30, 2006, respectively. Inventory turns decreased from 11.0 as of September 30, 2006 to 10.1 as of September 29, 2007.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $9.4 million for the nine months ended September 29, 2007, compared to $7.2 million for the nine months ended September 30, 2006. Capital expenditures for the year are projected to be approximately $11.5 million.

The Company declared a quarterly dividend of $0.09 per share to shareholders of record as of September 30, 2007, payable on October 15, 2007. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for its investments in Sun China and WhiteOak. The Company does not have a majority ownership in or exercise control over either of the entities. The Company does not believe that its investments in Sun China or WhiteOak qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 5, nor are they material to the financial statements of the Company at September 29, 2007.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 30, 2006, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended September 29, 2007. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at September 29, 2007.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4.	CONTROLS AND PROCEDURES

As of September 29, 2007, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 29, 2007, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the period ended September 29, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

Exhibit Number	Exhibit Description
10.1	Sun Hydraulics Corporation Amended and Restated 2004 Nonemployee Director Equity and Deferred Compensation Plan.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 6, 2007.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)