Form 10-K
period 2007-12-29
SUN HYDRAULICS CORP
filed 2008-03-12
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

Florida	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 West University Parkway Sarasota, Florida	34243
(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each exchange on which registered
Common Stock $.001 Par Value	NASDAQ Stock Market, LLC

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

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq Stock Market, LLC, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $377,777,319.

As of February 29, 2008, there were 16,572,552 shares of common stock outstanding.

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

The Company sells its products primarily through a global network of independent fluid power distributors to a diverse universe of end users, for use in various “mobile” applications, such as construction, agricultural and utility equipment (historically, approximately 66% of net sales), and a broad array of “industrial” applications, such as machine tools and material handling equipment (historically, approximately 34% of net sales). While many of the Company’s end users are subject to cyclical demand for their products, the Company mitigates this exposure through the wide variety of applications and industries it serves. In 2007, sales to the Company’s largest distributor represented less than 7% of net sales, and approximately 58% of the Company’s net consolidated sales were outside the United States.

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

Expand Global Presence. The Company intends to continue to strengthen its global presence in the areas of distribution and international operations. The Company has strong distributor representation in most developed and developing markets, including North and South America, Western Europe, Asia, Australia, and South Africa. In 2007, the Company generated approximately 58% of its net sales outside the United States. The Company is continuing to expand its distribution arrangements in Eastern Europe and expand its market presence in China, Central and South America. The Company believes that further expansion of its international facilities will enhance its competitive position in certain foreign markets. In addition, custom manifolds provide an opportunity for operating units and distributors to offer significant value-added content through the local production of manifolds that incorporate the Company’s screw-in cartridge valves. This strategy helps minimize potential tariffs and duties that could inflate the price of the Company’s products in foreign markets.

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

Sell Through Distributors. Due to the variety of potential customers and the Company’s desire to avoid unnecessary bureaucracy, the sales function has been performed primarily by independent distributors. The Company has 72 distributors, 51 of which are located outside the United States, and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient and cost-effective fluid power systems for their customers. Many of these distributors sell products manufactured by other companies that allow them to provide a complete hydraulic system to the customer. The Company provides a high level of technical support to its distributors through open access to the Company’s engineering staff, technical documentation, and technical training programs.

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

Seek Complementary Strategic Partnerships/Alliances/Investments. As the machinery the Company’s products are used in becomes more integrated, hydraulics control systems are required to integrate and communicate with other machine systems. Increasingly in the future the Company expects to expand its internally developed products and capabilities via investments in outside firms. These investments could be full acquisitions, joint ventures, partial ownership investments, similar to past equity investments in WhiteOak Controls, Inc. and High Country Tek, Inc., or other alliances that would enhance the Company’s service and product offering.

Pursue Complete Control System Solutions. Historically, the Company’s products have been purchased as components that have been used with other components not of the Company’s manufacture to make a hydraulic control system. The Company is now more often engaged in developing complete packaged system solutions that integrate more fully with OEMs’ machinery. This is consistent with other strategies mentioned above including Capitalizing on Custom Manifold Opportunities, Develop(ing) Closer Relations with Key Customers and Seek(ing) complementary strategic partnerships/alliances/investments.

Products

Screw-in Cartridge Valves

The Company designs and manufactures high-performance, screw-in hydraulic cartridge valves in five size ranges, suitable for flows from one to 400 gallons per minute and continuous operating pressures up to 5,000 pounds per square inch. The floating construction pioneered by the Company provides demonstrable performance and reliability advantages compared to most competitors’ product offerings due to its self-alignment characteristic that accommodates potential manufacturing deviations common in the thread-making operations of screw-in cartridge valves and manifolds. This floating construction differentiates the Company from most of its competitors, which design and manufacture rigid screw-in cartridge valves that fit an industry common cavity. The floating construction of the Company’s screw-in cartridge valves eliminates the tendency of working parts inside the cartridge valves to bind when screwed into the manifold, which leads to unnecessary stress and, often, premature failure. Some competitors manufacture products that fit the Company’s cavity. Strategically, the Company believes the markets for its products will expand more rapidly if other sources are available for products that fit the Company’s cavity.

Electrically actuated hydraulic cartridges

In recent years the Company has developed and released to the marketplace a broad range of electrically actuated hydraulic cartridge valves. These valves, while commonly available in the industry for more than 30 years, are a relatively recent addition to the Company’s product line. The Company’s electrically actuated hydraulic valves are differentiated from competitive products in the same ways the Company’s pure hydraulic valves are, namely performance, pressure rating, size relative to capacity, reliability and broad range of options.

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

Integrated Packages

An integrated package is an assembly of cartridge valves into a custom designed manifold. In recent years, with the proliferation of more electrically actuated hydraulic cartridges, the Company has altered its approach to supplying fully assembled integrated packages. Previously, the Company designed and manufactured custom manifolds but routinely shipped the manifolds and cartridges separately, leaving the assembly task to either the distributor or the customer. This approach resulted from the Company’s inability, in the past, to supply the electrically actuated hydraulic valve content of the circuit. As the Company has expanded its offerings of electrically actuated hydraulic products, it is now able to provide most of the functionality required in the marketplace. Therefore, the Company now ships fully assembled integrated packages, often direct to the customer. Due to the inherent service advantage for all parties, this approach has helped make the Company more attractive as an integrated package and system supplier.

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

Sales and Marketing

The Company’s products are sold globally, primarily through independent fluid power distributors. Distributors are supported with product education programs conducted by the Company at its facilities. Technical support is provided by each of the Company’s operations (Florida, Kansas, England, Germany, France, Korea, India and China). Included in the Company’s sales and marketing staff are hydraulic engineers who have significant experience in the fluid power industry. Discount pricing structures encourage distributors to buy in moderate to high volumes to ensure there is a local inventory of products in the marketplace.

The Company currently has 72 distributors, 51 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2007, sales to the Company’s largest distributor represented less than 7% of net sales and net sales outside of the United States represented approximately 58% of total net sales.

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

While the Company principally sells its products through distributors, it provides end users with technical information via its website and catalogues that offer design engineers all of the information necessary to specify and obtain the Company’s products. The Company believes that providing complete technical information to the marketplace helps to stimulate demand for the Company’s products. The Company’s website continues to evolve and has helped to reduce the time between engineering release of products and their appearance in the marketplace. The Company is continuing to invest in this technology as one of the best ways to keep its broad product offering available to customers around the world.

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

In recent years, new applications have emerged that do not fit conveniently into the mobile or industrial category, often blending requirements of each. Some of these applications include animatronics, wind power, wave power, solar power and amusement park rides. The Company expects to continue to see new application areas outside of traditional mobile or industrial markets.

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

Competition

The hydraulic valve industry is highly fragmented and intensely competitive. The Company’s competitors, include full-line producers and niche suppliers, more similar to the Company. Most competitors market globally. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by the Company. There has been increasing consolidation activity within the industry in recent years, with large, full-line producers filling out their product lines by acquiring or entering into relationships with other hydraulics companies, and management expects there will be further consolidation in the future. The Company believes that it competes based upon quality, reliability, price, value, speed of delivery and technological characteristics.

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

Employees

As of December 29, 2007, the Company had 689 full-time employees in the United States, 81 in England, 37 in Germany, three in France and 41 in Korea. The Company continues to focus its efforts on designing and manufacturing products with broad market place appeal, allowing it to maintain over 90% of its employees in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company’s operating units, and management believes that relations with its employees are good. Employees are paid either hourly or with an annual salary at rates that are competitive with other companies in the industry and in its geographic areas. Management believes that the combination of competitive salary, above average health and retirement plans, and a safe and pleasant working environment discourages employee turnover and encourages efficient, high-quality production. Nevertheless, due to the nature of the Company’s manufacturing business, it is sometimes difficult to attract skilled personnel.

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

Available Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as its proxy statements and other materials which are filed with or furnished to the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through its website under the heading “Investor Relations - Reports - SEC Filings,” as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

ITEM 1A. - RISK FACTORS

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

Sales in our industry are subject to economic cycles. The capital goods industry in general, and the hydraulic valve and manifold industry in particular, are subject to economic cycles, which directly affect customer orders, lead times and sales volume. The downturn in the industry from 2001—2003 had a material adverse effect on our business and results of operations. The strength of the economic recovery which began in 2004 directly affected orders for our products through 2007. The continued strength or a weakening in the economy in the future will directly affect future orders.

Our products are subject to obsolescence due to technological change. The fluid power industry and its component parts are subject to technological change, evolving industry standards, changing customer requirements and improvements in and expansion of product offerings. If technologies or standards used in our products become obsolete, our business, financial condition and results of operations will be adversely affected. Although we believe that we have the technological capabilities to remain competitive, we cannot assure you that developments by others will not render our products or technologies obsolete or noncompetitive. See “Item 1. - Business — Strategy.”

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

The marketplace could adopt an industry standard cavity that would not accommodate our products. Our screw-in cartridge valves fit into a unique cavity for which, to date, few other manufacturers have designed products. Accordingly, our screw-in cartridge valves are not interchangeable with those of other manufacturers. Most competitive manufacturers produce screw-in cartridge valves that fit into an industry common cavity. There is an ongoing effort in the United States to produce a new standard for screw-in hydraulic cartridge valve cavities based on the industry common cavity. Additionally, the International Standards Organization (“ISO”) has an existing industry standard for screw-in hydraulic cartridge valve cavities, which is different from our cavity and the industry common cavity. In our view, the industry common cavity as well as the suggested standardized form of this cavity and the ISO standard cavity fail to address critical functional requirements, which could result in performance and safety problems of significant magnitude for end users. To our knowledge, no major competitor has converted its standard product line to fit the ISO standard cavity. Any move by a substantial number of screw-in cartridge valve and manifold manufacturers toward the adoption of ISO standard or another standard, based on the existing industry common cavity, could have a material adverse effect on our business, financial condition and results of operation. See “Item 1. - Business — Competition.”

We are subject to risks relating to international sales. In 2007, approximately 58% of our net sales were outside of the United States. We are expanding the scope of our operations outside the United States, both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of our net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions, and, particularly in emerging economies, potential political and economic instability and regional conflicts. Furthermore, our international operations generate sales in a number of foreign currencies, particularly British pounds, the Euro, and the Korean Won. Therefore, our financial condition and results of operation are affected by fluctuations in exchange rates between the United States dollar and these currencies. Any or all of these factors could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various risks relating to our growth strategy. In pursuing our growth strategy, we intend to expand our presence in our existing markets and enter new markets. In addition, we may pursue acquisitions and joint ventures to complement our business. Many of the expenses arising from our expansion efforts may have a negative effect on operating results until such time, if at all, that these expenses are offset by increased revenues. We cannot assure you that we will be able to improve our market share or profitability, recover our expenditures, or successfully implement our growth strategy. See “Item 1. - Business — Strategy.”

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

We are dependent upon key employees and skilled personnel. Our success depends, to a significant extent, upon a number of key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Our future operating results depend to a significant degree upon the continued contribution of our key technical personnel and skilled labor force. Competition for management and engineering personnel is intense, and we compete for qualified personnel with numerous other employers, some of which have greater financial and other resources than we do. We conduct a substantial part of our operations at our facilities in Sarasota, Florida. Our continued success depends on our ability to attract and retain a skilled labor force at this location. While we have been successful in attracting and retaining skilled employees in the past, we cannot assure you that we will continue to be successful in attracting and retaining the personnel we require to develop, manufacture and market our products and expand our operations. See “Item 1. - Business — Employees.”

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

We are subject to control by certain shareholders and management. Members of the Koski family, including two Directors, Robert E. Koski, our founder and former Chairman, and Christine L. Koski, and their affiliates own or control approximately 29% of the outstanding shares of our common stock. Accordingly, the members of the Koski family have the ability to influence significantly the election of our directors and the outcome of certain corporate actions requiring shareholder approval, and to influence our business. Such influence could preclude any acquisition of the Company and could adversely affect the price of our common stock. Our directors and executive officers as a group beneficially own or control approximately 30% of the outstanding shares of our common stock.

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

Both facilities in Florida are encumbered by a revolving line of credit, which matures on August 1, 2011. Monthly payment of interest only is due on the revolving line of credit, with a variable interest rate based upon the Company’s leverage ratio. At December 29, 2007, there was no outstanding balance on the line of credit.

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

The Company’s 45,000 square foot distribution and manufacturing facility in Erkelenz, Germany is encumbered by a mortgage loan, which is due September 30, 2008, and has a fixed interest rate of 6.05%. At December 29, 2007, the principal balance was $0.3 million. This facility is well suited to house equipment used for manufacturing and testing of the Company’s products. Currently, a small portion of the manufacturing area is utilized and the remainder is leased on an annual basis to an outside company.

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

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 29, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock of the Company has been trading publicly under the symbol SNHY on the Nasdaq Global Select Market since the Company’s initial public offering on January 9, 1997. The following table sets forth the high and low closing sale prices of the Company’s Common Stock as reported by the Nasdaq Global Select Market and the dividends declared for the periods indicated. These stock prices and dividends are adjusted for a three-for-two stock split, effected in the form of a 50% stock dividend, which became effective on July 15, 2007.

	High	Low	Dividends declared
2007
First quarter	$18.300	$13.307	$0.067
Second quarter	32.833	17.460	0.090
Third quarter	37.990	22.520	0.090
Fourth quarter	35.990	25.130	0.090
2006
First quarter	$25.390	$19.670	$0.067
Second quarter	22.450	16.950	0.067
Third quarter	20.720	16.620	0.067
Fourth quarter	22.130	19.970	0.067

Holders

There were 87 shareholders of record of Common Stock on February 29, 2008. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are between 2,500 and 3,000 beneficial owners of Common Stock.

Dividends

Dividends were paid on the 15th day of each month following the date of declaration. The Company’s Board of Directors currently intends to continue to pay a quarterly dividend of at least $0.09 per share during 2008. However, the declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

Stock Split

On June 19, 2007, the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record on June 30, 2007, which was paid on July 15, 2007. The Company issued approximately 5,500,000 shares of common stock as a result of the stock split. The effect of the stock split on outstanding shares, earnings per share and dividends per share has been retroactively applied to all periods presented.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its stock during the fourth quarter of 2007.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Sun Hydraulics Corporation, the Russell 2000 Index and the Value Line Machinery Industry Stock Index, from December 28, 2002, to December 29, 2007, assuming $100 invested in each on December 28, 2002. Total return assumes reinvestment of any dividends for all companies considered within the comparison. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/28/02	12/27/03	12/31/04	12/31/05	12/30/06	12/29/07
Sun Hydraulics Corporation	100.00	108.48	250.47	460.86	498.73	928.05
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
Value Line Machinery Industry Group	100.00	150.58	181.82	194.55	233.26	321.67

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements and related notes contained herein. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business.”

The Company reports on a fiscal year that ends on the Saturday closest to December 31st. Each quarter generally consists of two 4-week periods and one 5-week period. As a result of the 2005 fiscal year ending December 31, 2005, the quarter ended April 2, 2005, consisted of one 4-week period and two 5-week periods, resulting in a 53-week year.

	Year Ended
	Dec 29, 2007	Dec 30, 2006	Dec 31, 2005	Dec 25, 2004	Dec 27, 2003
	(in thousands except per share data)
Statement of Operations:
Net sales	$167,374	$142,282	$116,757	$94,503	$70,798
Gross profit	54,850	43,932	36,918	28,535	18,486
Operating income	33,635	25,051	19,180	12,294	3,683
Income before income taxes	34,371	24,903	19,137	11,732	3,277
Net income	$22,131	$16,223	$12,808	$7,830	$2,176
Basic net income per common share	$1.35	$0.99	$0.79	$0.51	$0.15
Diluted net income per common share	$1.34	$0.99	$0.78	$0.50	$0.15
Dividends per common share	$0.34	$0.27	$0.20	$0.10	$0.96

Other Financial Data:
Depreciation and amortization	$6,341	$5,849	$5,604	$5,465	$5,152
Capital expenditures	12,591	9,525	8,813	4,987	3,076

Balance Sheet Data:
Cash and cash equivalents	$19,337	$9,497	$5,830	$9,762	$5,219
Working capital	36,198	24,015	16,391	16,723	12,663
Total assets	110,780	87,185	73,561	71,808	63,032
Total debt	701	1,072	2,384	12,254	18,207
Shareholders’ equity	91,882	70,800	56,440	45,403	35,063

Quarterly Results of Operations

(unaudited, in thousands)

	For the Quarter Ended
	Dec 29, 2007	Sep 29 2007	Jun 30 2007	Mar 31 2007
Net sales	$41,289	$41,809	$43,422	$40,854
Gross profit	13,346	13,324	14,297	13,883
Operating income	8,064	8,045	8,859	8,667
Income before income taxes	8,198	8,280	9,045	8,849
Net income	$5,127	$5,246	$5,952	$5,806

Basic net income per common share	$0.31	$0.32	$0.36	$0.35
Diluted net income per common share	$0.31	$0.32	$0.36	$0.35

	For the Quarter Ended
	Dec 30, 2006	Sep 30 2006	Jul 1, 2006	Apr 1, 2006
Net sales	$34,967	$36,202	$36,928	$34,185
Gross profit	11,051	10,662	11,239	10,981
Operating income	6,237	5,955	6,549	6,310
Income before income taxes	6,253	5,896	6,501	6,253
Net income	$3,813	$3,916	$4,314	$4,180

Basic net income per common share	$0.23	$0.24	$0.26	$0.25
Diluted net income per common share	$0.23	$0.24	$0.26	$0.25

	Dec 31, 2005	Oct 1, 2005	Jul 2, 2005	Apr 2, 2005
Net sales	$27,938	$28,726	$31,014	$29,079
Gross profit	8,054	9,025	10,086	9,753
Operating income	3,702	4,381	5,562	5,533
Income before income taxes	3,833	4,202	5,583	5,518
Net income	$2,888	$2,918	$3,536	$3,466

Basic net income per common share	$0.18	$0.18	$0.22	$0.22
Diluted net income per common share	$0.18	$0.18	$0.21	$0.21

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned subsidiaries and independent distributors. Sales outside the United States for the year ended December 29, 2007, were approximately 58% of total net sales.

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

Company Focus

In recent years, the Company has realized robust growth in all areas of the world. Management believes there are five key reasons why:

•	Product availability and on-time delivery performance,

•	New products, especially electrically actuated products,

•	Increased sales of integrated packages,

•	Our geographic presence, and

•	Our website.

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

The Company continues to add to its electrically actuated hydraulic valve offerings with many new products, including different types of solenoid and proportional valves and valves with position sensing devices. Electrically actuated cartridges help create new system opportunities as they enable the Company to offer complete integrated valve packages which could not be offered previously. The addition of electrically actuated hydraulic products allows integrated packages to be designed with 100% Sun content. Integrated packages, standard cartridges housed in a custom designed manifold, have been one of the Company’s fastest growing areas.

The Company has wholly-owned companies in North America, Europe and the Far East, augmented by what management believes to be the finest distribution network in the fluid power industry. In 2007, the Company opened a sales office in Bangalore, India. The Company’s distributors are particularly skilled in applying products and developing integrated solutions for the local market. Through its wholly-owned companies and global distribution network, the Company is able to service all major industrialized market areas.

The Company’s major marketing tool is its website, www.sunhydraulics.com. The Company’s website is developed to appeal to and be used by design engineers. It provides all the detailed technical information and specifications to select, apply and obtain Sun products, 24 hours a day, seven days a week. The website continues to evolve by adding greater levels of detail in technical information and configuration capability.

Industry Conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 1% and 9%, in 2007 and 2006, respectively.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index was 48.4 at the end of December 2007 compared to 51.4 at the end of December 2006. When the PMI is over 50, it indicates economic expansion.

Results for the 2007 fiscal year

(Dollars in millions except net income per share)

	December 29, 2007	December 30, 2006	Increase
Twelve Months Ended
Net Sales	$167.4	$142.3	18%
Net Income	$22.1	$16.2	36%
Net Income per share:
Basic	$1.35	$0.99	36%
Diluted	$1.34	$0.99	35%

Three Months Ended
Net Sales	$41.3	$35.0	18%
Net Income	$5.1	$3.8	34%
Net Income per share:
Basic	$0.31	$0.23	35%
Diluted	$0.31	$0.23	35%

The strong fourth quarter capped off another great year. Last year’s momentum has continued into this year’s first quarter and the Company is forecasting another quarter of double digit growth.

The Company’s foreign sales expanded briskly in 2007. Approximately 80% of Sun’s growth last year was generated in Europe and Asia/Pacific, and that strong international demand is continuing in the first quarter.

Equally exciting is the fact that domestic demand was strong in the first two months of the year, with order activity up 11% compared to the first two months of 2007. After moderate 5% domestic growth in 2007 and despite the negative economic commentary we all hear, this is welcome news.

Sun’s new electrically actuated products introduced in Europe last year will receive their formal North American introduction at the International Fluid Power Exposition this month in Las Vegas. These products will feature WhiteOak’s on-board electronics. These are truly unique products in the marketplace and are well suited for use by many exhibitors. Management expects an equally favorable market reaction to that which they experienced in Europe when the products were launched in April 2007.

Dividends

The Company declared a quarterly dividend of $0.067 per share for the first quarter of 2007 and quarterly dividends of $0.09 per share for the remaining three quarters of 2007, for a total dividend of $0.337 for 2007. These dividends were paid on the 15th day of each month following the date of declaration. In addition, the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record on June 30, 2007, which was paid on July 15, 2007.

Cash Flow

Net cash generated from operations for the year was $28.2 million, a $8.6 million increase compared to $19.6 million in 2006. Capital expenditures for the year were $12.6 million, cash on hand increased $9.8 million to $19.3 million, debt decreased $0.4 million to $0.7 million, and $5.2 million was paid to shareholders in dividends.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s statements of operations as a percentage of net sales.

	For the Year Ended
	Dec 29, 2007	Dec 30, 2006	Dec 31, 2005	Dec 25, 2004	Dec 27, 2003
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	32.8%	30.9%	31.6%	30.2%	26.1%
Operating income	20.1%	17.6%	16.4%	13.0%	5.2%
Income before income taxes	20.5%	17.5%	16.4%	12.4%	4.6%

Segment Information (in thousands)

	United States	Korea	United Kingdom	Germany	Elimination	Consolidated
2007
Sales to unaffiliated customers	$99,516	$20,567	$23,127	$24,164	$—	$167,374
Intercompany sales	30,344	—	2,621	142	(33,107)	—
Operating income	22,408	2,103	3,205	5,955	(36)	33,635
Identifiable assets	74,026	9,067	17,079	12,710	(2,102)	110,780
Depreciation and amortization	4,488	178	1,119	556		6,341
Capital expenditures	9,339	284	2,843	125		12,591

2006
Sales to unaffiliated customers	$89,077	$16,368	$17,709	$19,128	$—	$142,282
Intercompany sales	25,809	—	2,990	106	(28,905)	—
Operating income	16,608	2,212	2,330	4,046	(145)	25,051
Identifiable assets	59,505	7,580	13,756	8,187	(1,843)	87,185
Depreciation and amortization	4,206	150	983	510		5,849
Capital expenditures	8,408	122	757	238		9,525

2005
Sales to unaffiliated customers	$73,998	$11,604	$16,054	$15,101	$—	$116,757
Intercompany sales	21,239	—	2,873	80	(24,192)	—
Operating income	13,443	1,520	1,260	3,145	(188)	19,180
Identifiable assets	50,019	4,958	12,403	8,777	(2,596)	73,561
Depreciation and amortization	3,944	149	1,025	473	—	5,591
Capital expenditures	7,007	29	934	843	—	8,813

Outlook for first quarter 2008

2008 first quarter sales are estimated to be in the range of $47 million, a 15% increase over last year. First quarter earnings per share are estimated to be between $0.41 and $0.43 per share, compared to $0.35 per share last year.

Comparison of Years Ended December 29, 2007 and December 30, 2006

Net Sales

Net sales were $167.4 million, an increase of $25.1 million, or 17.6%, compared to $142.3 million in 2006. Net sales increased 14.5% excluding the effect of exchange rates.

The increase was due in large part to the continued growth of international sales, particularly in Europe where sales increased 31.4%, or $13.0 million, to $54.3 million. Sales to France increased 27.0%, to Germany 30.5%, and to the U.K. 38.6%. Significant increases were also noted in Finland, Norway, Italy and Sweden.

Asian sales increased 28.5%, or $6.7 million, to $30.2 million. Domestic sales in Korea increased 25.7%, and sales to China increased 52.3%. A significant increase was also noted in Singapore.

North American sales increased 6.4%, or $4.7 million, to $78.7 million.

Gross Profit

Gross profit increased 24.9% to $54.9 million in 2007, compared to $43.9 million in 2006. Gross profit as a percentage of net sales increased to 32.8% in 2007, compared to 30.9% in 2006. Gross profit percentage increases were due to fixed cost absorption from higher sales volume, a sales price increase that occurred in July 2006, productivity improvements in the U.S. and improvements in selective material pricing on high volume purchased parts. Lower material costs in the U.K. and German operations due to the strength of local currencies against the U.S. dollar for material purchases made in U.S. dollars were also recognized.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses in 2007 were $21.2 million, a $2.3 million, or 12.4%, increase, compared to $18.9 million in 2006. The change is primarily a result of increased compensation expenses, which includes stock based compensation awards, advertising, and professional fees relating to tax, legal matters, and outside information technology services.

Interest (Income)/Expense, Net

Net Interest income for 2007 was $0.4 million compared to net interest expense of $0.1 million for 2006. Total average debt for 2007, was $0.9 million compared to $1.7 million for 2006. Total average cash for 2007, was $14.4 million compared to $7.7 million for 2006. The Company did not have any outstanding variable debt during 2007.

Foreign Currency Transaction (Gain)/Loss, Net

Foreign currency transaction gain was minimal in 2007, compared to a loss of $0.2 million in 2006. While the Euro, the Korean Won and the British Pound made gains against the U.S. dollar during the periods, the European operations experienced losses related to sales conducted in U.S. dollars and from the revaluation of Sun Ltd. balance sheet items, which were held in U.S. dollars.

Miscellaneous Income, Net

Miscellaneous income was $0.3 and $0.2, in 2007 and 2006, respectively. The increase was primarily a result of earnings from joint ventures.

Income Taxes

The provision for income taxes for the year ended December 29, 2007, was 35.6% of pretax income compared to 34.9% for the year ended December 30, 2006. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products and an increase in the U.S. effective rate of approximately 1.3%. The increase was primarily a result of the phase-out of graduated rates and a change in permanent items, primarily related to the decreased benefit from joint venture earnings. These amounts were partially offset by the reversal of an unrecognized tax benefit during the period.

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

Interest Expense, Net

Net interest expense was $0.1 million and $0.4 million, in 2006 and 2005, respectively. While average outstanding debt decreased $5.6 million, from $7.3 million in 2005 to $1.7 million in 2006, the average interest rate on variable debt increased from the period ended December 31, 2005, due to an increase in the LIBOR rate.

Foreign Currency Transaction (Gain)/Loss, Net

Foreign currency transaction loss in 2006 was $0.2, compared to a gain of $0.4 million in 2005. While the Euro, the Korean Won and the British Pound made gains against the U.S. dollar during 2006, the U.K. operations experienced losses related to sales conducted in U.S. dollars and from the revaluation of balance sheet items which were held in U.S. dollars.

Miscellaneous Income, Net

Miscellaneous income was $0.2 in 2006 compared to a minimal amount in 2005. The increase was primarily a result of earnings from joint ventures.

Income Taxes

The provision for income taxes for the year ended December 30, 2006, was 34.9% of pretax income compared to 33.1% for the year ended December 31, 2005. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products and an increase in the U.S. effective rate of almost 2%. The increase in the effective rate was primarily a result of additional U.S. income taxed at the higher incremental federal tax rate and an increase in state taxes. The prior year provision included a cumulative benefit for a deduction in the state tax rate and a benefit for the change in foreign valuation allowance.

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

Net cash flow from operations in 2007 was $28.2 million, compared to $19.6 million in 2006 and $17.0 million in 2005. The $8.6 million increase in the Company’s net cash flow from operations in 2007 was due primarily to the increase in net income of $5.9 million, and increases in accounts payable, and accrued expenses. In addition, the Company did not experience as much of an increase in inventory compared to the prior year period. Cash on hand increased $9.8 million from $9.5 million in 2006 to $19.3 million in 2007. Days sales outstanding increased to 38 in 2007 from 36 in 2006 and inventory turns increased to 9.9 in 2007 from 9.5 in 2006. The increase in the Company’s net cash flow from operations in 2006, compared to 2005 was due primarily to the increase in net income of $3.4 million, the change in deferred taxes, increases to accrued expenses and other liabilities, and income taxes payable. These cash increases were partially offset by increases in accounts receivable and inventory.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $12.6 million in 2007, compared to $9.5 million in 2006 and $8.8 million in 2005. Capital expenditures in 2008 are projected to be $13.0 million.

On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. with Fifth Third Bank (the “Bank”). The new financing consists of a secured revolving line of credit of $35 million (the “Line of Credit”). The Line of Credit is secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. The Line of Credit has a floating interest rate based upon the Company’s leverage ratio. The Line of Credit is payable in full on August 1, 2011, but maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank. At December 29, 2007, the Line of Credit had no outstanding balance.

The Line of Credit is subject to debt covenants including: 1) Debt (as defined) to Tangible Net Worth (as defined) ratio of not more than 1.5:1.0, 2) Funded Debt (as defined) to EBITDA (as defined) ratio of not more than 2.5:1.0, and 3) EBIT (as defined) to Interest Expense (as defined) ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of December 29, 2007, the Company was in compliance with all debt covenants.

The Company declared the following quarterly dividends to shareholders of record on the last day of the respective quarter:

	2007	2006	2005
First quarter	$0.067	$0.067	$0.033
Second quarter	0.090	0.067	0.033
Third quarter	0.090	0.067	0.067
Fourth quarter	0.090	0.067	0.067

These dividends were paid on the 15th day of each month following the date of declaration. In addition, the Company declared 50% stock dividends on June 30, 2007 and June 30, 2005.

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

In June 2006, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company stock, to be completed no later than January 15, 2007. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchased was used to continue to fund the Company’s employee stock ownership and employee stock purchase plans. Under the plan, which was completed in July, the Company had repurchased 203,073 shares at an average price of $12.31. All shares were retired during the year.

In December 2005, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of Company stock, to be completed no later than January 15, 2007. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchases was set based upon the anticipated number of shares that were required to fund the Company’s ESOP, and employee stock purchase plan, through fiscal year 2006. The Company had repurchased 123,750 shares at an average cost of $12.58 per share and 34,047 shares at an average cost of $13.01 for the periods ending December 31, 2005 and December 30, 2006, respectively. Of the 123,750 shares purchased in 2005, 97,500 were retired prior to December 31, 2005. All remaining shares and purchases were retired during 2006.

In November 2004, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company stock, to be completed no later than January 15, 2006. The amount of the stock repurchases was set based upon the anticipated number of shares that were required to fund the Company’s ESOP, and employee stock purchase plan, through fiscal year 2005. The Company purchased 13,050 shares at an average cost of $6.35 per share and 4,050 shares at an average cost of $6.53 per share for the periods ending December 25, 2004 and December 31, 2005, respectively. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. All shares were retired during the year of purchase.

OTHER MATERIAL COMMITMENTS. Our contractual obligations and debt obligations as of December 29, 2007, are summarized in the table below (in thousands):

	Payments due by Period
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Debt	$701	417	251	33	—
Operating leases	195	151	44	—	—
Other long term liabilities (1)	406	50	78	—	278

Total contractual obligations	$1,302	$618	$373	$33	$278

(1)	Other long term liabilities consist of deferred income of $128 and deferred compensation of $278. The deferred income is a result of the supply agreement with Mannesmann Rexroth, A.G., a German full-line hydraulic component and systems manufacturer, entered into during 1999. This agreement expires in 2010. Deferred compensation relates to Director compensation for attendance at Board meetings. Amounts will be paid upon an individual ceasing to be a Director of the Company.

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the Consolidated Balance Sheet. A valuation based on the cash flow method was performed at December 29, 2007 and December 30, 2006. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 8 to the Financial Statements for goodwill amounts.

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

As of July 1, 2003, the Company accrues for health care benefit costs under a self-funded plan utilizing estimates provided by a third party administrator and insurance company. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $100,000 on an individual basis and approximately $5.8 million on an aggregate basis.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for an acquiring entity to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported within equity and the amount of consolidated net income attributable to the noncontrolling interest be identified in the consolidated financial statements. SFAS 160 calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its Consolidated Financial Statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Off Balance Sheet Arrangements

The Company does not engage in any off balance sheet financing arrangements. In particular, the Company does not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

The Company uses the equity method of accounting to account for its investments in Sun China, WhiteOak and High Country Tek. The Company does not have a majority ownership in or exercise control over any of these entities. The Company does not believe that its investments in Sun China, WhiteOak, or High Country Tek qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities (revised December 2003), an interpretation of ARB No. 51, nor are they material to the financial statements of the Company at December 29, 2007.

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

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company has managed this risk by its ability to select the interest rate on its debt financing at LIBOR plus 1.5% or the Bank’s Base Rate, whichever is more advantageous. Beginning in August 2006, the interest rate on its debt financing will remain variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at December 29, 2007, and December 30, 2006.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany, and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements:

Report of Independent Registered Certified Public Accounting Firm	29

Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	31

Consolidated Statements of Operations for the years ended December 29, 2007, December 30, 2006, and December 31, 2005	32

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 29, 2007, December 30, 2006, and December 31, 2005	33

Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006, and December 31, 2005	34

Notes to the Consolidated Financial Statements	35

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sun Hydraulics Corporation:

We have audited the accompanying consolidated balance sheets of Sun Hydraulics Corporation (a Florida corporation) and subsidiaries (collectively, The Company) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years then ended. We also have audited Sun Hydraulics Corporation and subsidiaries internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Sun Hydraulics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Kirkland, Russ, Murphy & Tapp, P.A.

Clearwater, Florida

February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Sun Hydraulics Corporation:

We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows of Sun Hydraulics Corporation (a Florida corporation) and subsidiaries for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows referred to above present fairly, in all material respects, the results of operations of Sun Hydraulics Corporation and subsidiaries for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 6, 2006

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except for share information)

	December 29, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$19,191	$9,379
Restricted cash	146	118
Accounts receivable, net of allowance for doubtful accounts of $215 and $140	17,029	13,917
Inventories	11,421	10,386
Deferred income taxes	301	219
Other current assets	1,210	986

Total current assets	49,298	35,005

Property, plant and equipment, net	56,999	50,355
Other assets	4,483	1,825

Total assets	$110,780	$87,185

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,668	$4,812
Accrued expenses and other liabilities	4,857	4,059
Long-term debt due within one year	417	426
Dividends payable	1,484	1,085
Income taxes payable	674	608

Total current liabilities	13,100	10,990

Long-term debt due after one year	284	646
Deferred income taxes	5,108	4,451
Other noncurrent liabilities	406	298

Total liabilities	18,898	16,385

Commitments and contingencies (Note 19)	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 16,493,300 and 16,273,974 shares outstanding	16	16
Capital in excess of par value	34,390	30,962
Retained earnings	51,844	35,279
Accumulated other comprehensive income	5,632	4,543

Total shareholders’ equity	91,882	70,800

Total liabilities and shareholders’ equity	$110,780	$87,185

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	$167,374	$142,282	$116,757
Cost of sales	112,524	98,350	79,839

Gross profit	54,850	43,932	36,918
Selling, engineering and administrative expenses	21,215	18,881	17,738

Operating income	33,635	25,051	19,180
Interest (income)/expense, net	(411)	126	441
Foreign currency transaction (gain) loss, net	(42)	187	(362)
Miscellaneous income, net	(283)	(165)	(36)

Income before income taxes	34,371	24,903	19,137
Income tax provision	12,240	8,680	6,329

Net income	$22,131	$16,223	$12,808

Basic net income per common share	$1.35	$0.99	$0.79
Weighted average basic shares outstanding	16,437	16,317	16,241
Diluted net income per common share	$1.34	$0.99	$0.78
Weighted average diluted shares outstanding	16,498	16,408	16,377
Dividends declared per share	$0.337	$0.267	$0.200

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

(in thousands)

	Preferred Shares	Preferred Stock	Common Shares	Common stock	Capital in excess of par value	Unearned Compensation related to restricted stock	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance, December 25, 2004	—	$—	15,663	$15	$28,579	$(608)	$13,862	$3,566	$(11)	$45,403
Shares issued, Restricted Stock			39		475	(133)				342
Shares issued, Stock Options			557	1	2,510					2,511
Shares issued, ESPP			18		157					157
Shares issued, ESOP			165		1,058					1,058
Shares retired, Repurchase Agreement			(102)		(1,250)				11	(1,239)
Purchase of treasury stock									(349)	(349)
Tax benefit of stock-based compensation					937					937
Dividends issued							(3,269)			(3,269)
Comprehensive income:
Net income							12,808			12,808
Foreign currency translation adjustments								(1,919)		(1,919)

Comprehensive income:										10,889

Balance, December 31, 2005	—	$—	16,340	$16	$32,466	$(741)	$23,401	$1,647	$(349)	$56,440

Adjustment of unearned compensation, restricted stock					(741)	741				—
Forfeitures, restricted stock			(3)
Shares issued, Restricted Stock			45							—
Shares issued, Stock Options			47		162					162
Shares issued, ESPP			21		238					238
Shares issued, ESOP			87		1,183					1,183
Shares retired, Repurchase Agreement			(263)		(3,300)				923	(2,377)
Purchase of treasury stock									(574)	(574)
Stock-based compensation					573					573
Tax benefit of stock-based compensation					381					381
Dividends issued							(4,345)			(4,345)
Comprehensive income:
Net income							16,223			16,223
Foreign currency translation adjustments								2,896		2,896

Comprehensive income:										19,119

Balance, December 30, 2006	—	$—	16,274	$16	$30,962	$—	$35,279	$4,543	$—	$70,800

Forfeitures, restricted stock			(2)
Shares issued, Restricted Stock			27							—
Shares issued, Stock Options			73		287					287
Shares issued, ESPP			18		272					272
Shares issued, ESOP			103		1,386					1,386
Stock-based compensation					735					735
Tax benefit of stock-based compensation					748					748
Dividends issued							(5,566)			(5,566)
Comprehensive income:
Net income							22,131			22,131
Foreign currency translation adjustments								1,089		1,089

Comprehensive income:										23,220

Balance, December 29, 2007	—	$—	16,493	$16	$34,390	$—	$51,844	$5,632	$—	$91,882

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended
	December 29, 2007	December 30, 2006	December 31, 2005
Cash flows from operating activities:
Net income	$22,131	$16,223	$12,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,341	5,849	5,604
(Gain) loss on disposal of assets	(74)	12	22
Stock-based compensation expense	735	573	365
Stock options income tax benefit	(748)	(381)	—
Allowance for doubtful accounts	75	30	(60)
Provision for slow moving inventory	251	157	(96)
Provision for deferred income taxes	575	326	(688)
(Increase) decrease in:
Accounts receivable	(3,187)	(2,972)	(2,304)
Inventories	(1,286)	(2,673)	(669)
Income tax receivable	—	236	(236)
Other current assets	(224)	(122)	(88)
Other assets, net	(310)	(29)	39
Increase (decrease) in:
Accounts payable	856	(10)	2,286
Accrued expenses and other liabilities	2,184	1,385	306
Income taxes payable	814	989	(261)
Other noncurrent liabilities	108	17	(19)

Net cash from operating activities	28,241	19,610	17,009

Cash flows from investing activities:
Investment in WhiteOak	—	—	(400)
Investment in High Country Tek	(2,375)	—	—
Capital expenditures	(12,591)	(9,525)	(8,813)
Proceeds from dispositions of equipment	192	28	5

Net cash used in investing activities	(14,774)	(9,497)	(9,208)

Cash flows from financing activities:
Proceeds from debt	—	7,000	11,599
Repayment of debt	(371)	(8,312)	(21,469)
Proceeds from exercise of stock options	287	162	2,487
Stock options income tax benefit	748	381	—
Proceeds from stock issued	272	238	157
Payments for purchase of treasury stock	—	(2,951)	(1,588)
Dividends to shareholders	(5,167)	(4,349)	(2,701)

Net cash used in financing activities	(4,231)	(7,831)	(11,515)

Effect of exchange rate changes on cash and cash equivalents	604	1,385	(218)

Net (decrease) increase in restricted cash	28	(295)	(49)
Net (decrease) increase in cash and cash equivalents	9,812	3,962	(3,883)

Cash and cash equivalents, beginning of period	9,497	5,830	9,762

Cash and cash equivalents, end of period	$19,337	$9,497	$5,830

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$51	$312	$441
Income taxes	$11,599	$7,510	$8,451
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$1,386	$1,183	$1,058

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.	BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, and China. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, located in Mediapolis, Iowa, designs and produces complementary electronic control products. Sun Hydraulics acquired a 48% equity method investment in High Country Tek, Inc.(“HCT”), on November 30, 2007 (see Note 3). HCT, located in Nevada City, California, designs and manufacturers ruggedized electronic/hydraulic control solutions for mobile equipment markets. Sun Hydraulics opened a sales office in Bangalore, India during 2007 to develop new business opportunities in the Indian market.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed in the preparation of the Company’s consolidated financial statements is set forth below:

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Sun Hydraulics and its direct and indirect subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Company uses the equity method of accounting for its investments in Sun China, WhiteOak, and HCT. The Company does not have a majority ownership in or exercise control over these entities.

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 29, 2007 and December 30, 2006. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 8 to the Financial Statements for goodwill amounts.

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

As of July 1, 2003, the Company accrues for health care benefit costs under a self-funded plan utilizing estimates provided by a third party administrator and insurance company. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $100,000 on an individual basis and approximately $5.8 million on an aggregate basis.

Stock Split

On June 19, 2007, the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record on June 30, 2007, payable on July 15, 2007. The Company issued approximately 5,500,000 shares of common stock as a result of the stock split. The effect of the stock split on outstanding shares, earnings per share and dividends per share has been retroactively applied to all periods presented.

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

Reclassification

Certain amounts shown in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. 2005 amounts were not material to the consolidated financial statements.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight line method over the following useful lives:

Years
Computer equipment	3 -5
Machinery and equipment	4 -12
Furniture and fixtures	4 -10
Leasehold and land improvements	5 -15
Buildings	40

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

Goodwill

Goodwill, which represents the excess of the purchase price of acquisition over the fair value of the net assets acquired and other acquisition costs, is carried at cost. In accordance with SFAS 142, goodwill is not amortized by the Company. Instead, SFAS 142 requires goodwill to be reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate possible impairment.

Other Assets

Other assets consist of equity investments in the Company’s joint ventures in Sun China, WhiteOak and HCT. The equity investments were recorded at cost and have been adjusted for investment income or loss and dividend distributions for each quarterly period since their origin.

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

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s Consolidated Financial Statements. The Company had unrecognized tax benefits of $208 and $34, including accrued interest, at January 1, 2007, and December 29, 2007, respectively. See Note 13 to the Financial Statements for tax amounts.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, (“SFAS 123R”) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Under APB 25, no compensation expense was recorded in earnings for the Company’s stock options and awards granted under the Company’s employee stock purchase plan (“ESPP”). The pro forma effects on net income and earnings per share for stock options were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in earnings for restricted stock awards. Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in fiscal years 2007 and 2006, includes the cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated.

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

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

3.	ACQUISITIONS

On November 30, 2007, Sun Hydraulics acquired shares of preferred and common stock totaling 48% of the outstanding shares of HCT. HCT designs and manufacturers ruggedized electronic/hydraulic control solutions for mobile equipment markets; products include digital valve controllers, designed specifically for the hydraulic industry, and a patented suite of software products called Intella(TM). The products’ modular architecture allows customers to add functionality, reliability, and precision, while preserving their investment in prior application development. HCT complements the Company’s electro-hydraulic efforts, including its earlier investment in WhiteOak Controls. The acquisition price paid by the Company was $2,375. The excess paid over pro rata share of net assets of $1,363 is for developed technology, which is included within the investment account, and is being amortized over a period of 10 years. Sun Hydraulics will have the option to purchase the remaining outstanding stock of HCT after December 31, 2009, at a purchase price that will approximate fair market value.

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

On December 29, 2007 and December 30, 2006, the Company had restricted cash of $146 and $118, respectively. $60 of the 2007 restricted cash balance and the total 2006 restricted cash balance consisted of reserves for customs and excise taxes in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and was held with Lloyd’s TSB in the U.K. The remaining 2007 amount of $86 relates to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

6.	INVENTORIES

	December 29, 2007	December 30, 2006
Raw materials	$4,577	$3,585
Work in process	3,863	3,481
Finished goods	3,627	3,715
Provision for slow moving inventory	(646)	(395)

Total	$11,421	$10,386

7.	PROPERTY, PLANT, and EQUIPMENT

	December 29, 2007	December 30, 2006
Machinery and equipment	$69,152	$60,244
Office furniture and equipment	10,475	9,008
Buildings	26,635	25,477
Leasehold and land improvements	1,816	1,797
Land	2,974	2,940

	$111,052	$99,466
Less: Accumulated depreciation	(59,910)	(55,557)
Construction in progress	5,857	6,446

Total	$56,999	$50,355

Depreciation expense for the years ended December 29, 2007, December 30, 2006, and December 31, 2005 totaled $6,314, $5,822, and $5,591, respectively.

8.	GOODWILL

On December 29, 2007 and December 30, 2006, the Company had $715 of goodwill related to its acquisition of Sun Korea.

Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 29, 2007 and December 30, 2006. The analysis indicated that there was no impairment of the carrying value of the goodwill.

9.	OTHER ASSETS

	December 29, 2007	December 30, 2006
Goodwill	$715	$715
Equity investment in joint venture
Sun China	874	555
WhiteOak Controls, Inc.	64	80
High Country Tek, Inc.	2,325	—
Loan acquisition costs, net of amortization of $66 and $37	104	133
Developed technology, net of accumulated amortization of $67 and $40	203	230
Deposits with suppliers	166	73
Other	32	39

Total	$4,483	$1,825

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 29, 2007	December 30, 2006
Compensation and benefits	$3,058	$2,353
Insurance	1,006	866
Other	793	840

Total	$4,857	$4,059

11.	LONG-TERM DEBT

	December 29, 2007	December 30, 2006
$35,000 revolving line of credit, collateralized by U.S. assets, interest rate Libor + 1.5% or Bank’s Base Rate at Company’s discretion ( 6.73% at December 29, 2007), due August 1, 2011.	$—	$—
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	260	464
10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	441	593
Other	—	15

	701	1,072
Less amounts due within one year	(417)	(426)

Total	$284	$646

The remaining principal payments are due as follows: 2008—$417; 2009—$154; 2010—$97; 2011—$33.

On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. with Fifth Third Bank (the “Bank”). The new financing consists of a secured revolving line of credit of $35 million (the “Line of Credit”). The Line of Credit is secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. The Line of Credit has a floating interest rate based upon the Company’s leverage ratio. The Line of Credit is payable in full on August 1, 2011, but maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank. At December 29, 2007, there was no outstanding balance on the Line of Credit.

The Line of Credit is subject to debt covenants including: 1) Debt (as defined) to Tangible Net Worth (as defined) ratio of not more than 1.5:1.0, 2) Funded Debt (as defined) to EBITDA (as defined) ratio of not more than 2.5:1.0, and 3) EBIT (as defined) to Interest Expense (as defined) ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of December 29, 2007, the Company was in compliance with all debt covenants.

12.	DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $5,566, $4,345, and $3,269 to shareholders in 2007, 2006, and 2005, respectively.

The Company declared the following quarterly dividends to shareholders of record on the last day of the respective quarter:

	2007	2006	2005
First quarter	$0.067	$0.067	$0.033
Second quarter	0.090	0.067	0.033
Third quarter	0.090	0.067	0.067
Fourth quarter	0.090	0.067	0.067

These dividends were paid on the 15th day of each month following the date of declaration. In addition, the Company declared 50% stock dividends on June 30, 2005, and June 30, 2007.

13.	INCOME TAXES

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 29, 2007	December 30, 2006	December 31, 2005
United States	$22,789	$16,341	$12,827
Foreign	11,582	8,562	6,310

Total	$34,371	$24,903	$19,137

The components of the income tax provision (benefit) are as follows:

	For the year ended
	December 29, 2007	December 30, 2006	December 31, 2005
Current tax expense:
United States	$7,853	$5,355	$5,038
State and local	464	269	158
Foreign	3,348	2,730	1,821

Total current	11,665	8,354	7,017

Deferred tax expense (benefit):
United States	217	324	(601)
State and local	(4)	(7)	(136)
Foreign	362	9	49

Total deferred	575	326	(688)

Total income tax provision	$12,240	$8,680	$6,329

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 29, 2007	December 30, 2006	December 31, 2005
U.S. federal taxes at statutory rate	$12,043	$8,467	$6,507
Increase (decrease)
Net residual tax on foreign distributions	—	169	264
Foreign tax credit	(27)	—	—
Benefit of ETI exclusion	—	(217)	(170)
Domestic production activity deduction	(381)	(110)	(121)
Foreign income taxed at lower rate	(344)	(172)	(64)
Change in foreign valuation allowance	—	—	(212)
Nondeductible items	116	—	—
Benefit of state rate change	—	—	(118)
Effect of federal rate change	106	—	—
State and local taxes, net	460	262	139
Change in reserve	(174)	—	—
Korea withholding tax	107	—	—
Other	334	281	104

Income tax provision	$12,240	$8,680	$6,329

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 29, 2007 and December 30, 2006 are presented below:

	December 29, 2007	December 30, 2006
Deferred tax assets:
Current:
Accrued expenses and other	$301	$219
Foreign tax credit carryforward	—	—
Deferred royalty income	—	—

Total current deferred tax assets	301	219

Noncurrent:
Accrued expenses and other	57	88
Deferred royalty income	47	64

Total noncurrent deferred tax assets	104	152

Deferred tax liabilities:
Noncurrent:
Depreciation	(5,137)	(4,521)
Other	(75)	(82)

Total noncurrent deferred tax liabilities	(5,212)	(4,603)

Net noncurrent deferred tax liability	$(5,108)	$(4,451)

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2007 and 2006, management has determined that a valuation allowance is not required.

The Company intends to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. These earnings relate to ongoing operations and, at December 29, 2007, cumulative earnings were approximately $25 million. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings, which will be offset by applicable foreign tax credits, subject to certain limitations. During the year ended December 30, 2006, the Company repatriated $5.0 million, from its foreign subsidiaries. U.S. income taxes due based on the repatriations have been provided for in the above income tax provisions.

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

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - January 1, 2007	$208
Increases from positions taken during prior periods	34
Lapse of statute of limitations	(208)

Unrecognized tax benefits - December 29, 2007	$34

As of January 1, 2007, the Company had an unrecognized tax benefit of $208 including accrued interest. During 2007, the Company recognized the tax benefit of $208, which had a favorable effect on the effective tax rate for the periods ended December 29, 2007.

At December 29, 2007, the Company had an unrecognized tax benefit of $34 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of December 29, 2007, is not considered material to the Company’s Consolidated Financial Statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years before 2004 for the majority of tax jurisdictions.

14.	STOCK OPTION PLANS

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS 123R. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions as set forth below.

December 31, 2005
Net Income as Reported	$12,808

Stock-based compensation reported in net income, net of related taxes	215

Stock compensation expense calculated under FAS 123, net of related taxes	(336)

Pro Forma Net Income	$12,687

Basic net income per common share:
As reported	$0.79
Pro forma	$0.78

Diluted net income per common share:
As reported	$0.78
Pro forma	$0.77

Assumptions
Risk-free interest rate	4.54%
Expected lives (in years)	6.5
Expected volatility	35.71%
Dividend yield	1.83%

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

A summary of the Company’s stock option plan for the years ended December 29, 2007, December 30, 2006, and December 31, 2005 is summarized as follows:

	Number of shares	Exercise price range			Weighted average exercise price
	(share amounts are in thousands)
Under option, December 25, 2004 (503 shares exercisable)	709	$2.67	–	7.44	$4.34
Granted	6	$12.27	–	12.27	$12.27
Exercised	(555)	$2.67	–	7.45	$4.47
Forfeitures	—

Under option, December 31, 2005 (61 shares exercisable)	160	$3.00	–	12.27	$4.24
Granted	—	$—	–	—	$—
Exercised	(45)	$3.00	–	5.49	$3.61
Forfeitures	(2)	$5.49	–	5.49	$5.49

Under option, December 30, 2006 (84 shares exercisable)	113	$3.00	–	12.27	$4.47

Granted	—	$—	–	—	$—
Exercised	(72)	$3.00	–	12.27	$3.97
Forfeitures	(5)	$3.11	–	5.49	$3.39

Under option, December 29, 2007 (32 shares exercisable)	36	$3.00	–	12.27	$5.62

All options listed above vest over three to five years with a maximum term of seven to ten years.

A summary of outstanding and exercisable options at December 29, 2007 is summarized as follows:

Options Outstanding				Options Exercisable
		Weighted-average			Weighted
Range of	Number of	Remaining	Exercise	Number of	average
exercise prices	shares	contractual life	price	shares	exercise price
$3.00	10	2.83	3.00	10	3.00
3.11	1	3.83	3.11	1	3.11
3.15	2	2.75	3.15	2	3.15
5.49	18	3.75	5.49	18	5.49
12.27	5	4.92	12.27	1	12.27

The weighted average estimated fair value of stock options granted during 2005 was $4.45 per share, respectively. There were no stock options granted during 2007 and 2006.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Restricted stock granted prior to January 1, 2006, was accounted for using the measurement and recognition principles of APB 25. Effective January 1, 2006, the company adopted the provisions of SFAS 123R. Accordingly, compensation cost has been measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the years ended December 29, 2007, December 30, 2006, and December 31, 2005 totaled $507, $413, and $342, respectively. At December 29, 2007, 167,589 shares remained available to be issued through the Restricted Stock Plan.

A summary of the Company’s restricted stock plan for the years ended December 29, 2007, December 30, 2006, and December 31, 2005 is summarized as follows:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 25, 2004	194	$3.90
Granted	39	12.27
Vested	(80)	3.77
Forfeitures	(11)	3.22

Nonvested balance at December 31, 2005	142	$6.30
Granted	45	13.48
Vested	(92)	4.92
Forfeitures	(3)	8.21

Nonvested balance at December 30, 2006	92	$11.14
Granted	27	33.75
Vested	(49)	9.40
Forfeitures	(2)	12.90

Nonvested balance at December 29, 2007	68	$21.22

The Company has $1,276 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of December 29, 2007. That cost is expected to be recognized over a weighted average period of 1.82 years. Pursuant to SFAS 123R, the $741 of unearned compensation recorded as a reduction to stockholders’ equity as of December 31, 2005, was reversed against the Company’s additional paid-in-capital.

During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased 17,987 shares at an average price of $15.10 and 20,684 shares at an average price of $11.38, under the ESPP during 2007 and 2006, respectively. The Company recognized $137 and $48 of compensation expense during 2007 and 2006, respectively, in accordance with SFAS 123R. At December 29, 2007, 583,742 shares remained available to be issued through the ESPP.

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

On September 9, 2006, the board approved an increase in the total amount paid for each such meeting to $5,000, and also amended the 2004 Plan to make $2,500 of the $5,000 fee payable in shares of the company’s common stock. Directors were granted 3,854 and 4,258 shares during 2007 and 2006, respectively. At December 29, 2007, there were 11,076 deferred stock units outstanding. Deferred stock units are treated as liabilities in accordance with SFAS 123R. At December 29, 2007, 161,614 shares remained available to be issued through the Plan.

15.	STOCK REPURCHASE PLANS

In June 2006, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company stock, to be completed no later than January 15, 2007. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchased was used to continue to fund the Company’s employee stock ownership and employee stock purchase plans. Under the plan, which was completed in July, the Company had repurchased 203,073 shares at an average price of $12.31. All shares were retired during the year.

In December 2005, the Company’s Board of Directors authorized the repurchase of up to $2.0 million of Company stock, to be completed no later than January 15, 2007. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchases was set based upon the anticipated number of shares that were required to fund the Company’s ESOP, and employee stock purchase plan, through fiscal year 2006. The Company had repurchased 123,750 shares at an average cost of $12.58 per share and 34,047 shares at an average cost of $13.01 for the periods ending December 31, 2005 and December 30, 2006, respectively. Of the 123,750 shares purchased in 2005, 97,500 were retired prior to December 31, 2005. All remaining shares and purchases were retired during 2006.

In November 2004, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company stock, to be completed no later than January 15, 2006. The amount of the stock repurchases was set based upon the anticipated number of shares that were required to fund the Company’s ESOP, and employee stock purchase plan, through fiscal year 2005. The Company purchased 13,050 shares at an average cost of $6.35 per share and 4,050 shares at an average cost of $6.53 per share for the periods ending December 25, 2004 and December 31, 2005, respectively. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. All shares were retired during the year of purchase.

16.	EARNINGS PER SHARE

The following table represents the computation of basic and diluted net income per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	December 29, 2007	December 30, 2006	December 31, 2005
Net income	$22,131	$16,223	$12,808

Basic weighted average number of common shares outstanding	16,437	16,317	16,241

Basic net income per common share	$1.35	$0.99	$0.79

Effect of dilutive stock options	61	91	136

Diluted weighted average number of common shares outstanding	16,498	16,408	16,377

Diluted net income per common share	$1.34	$0.99	$0.78

17.	EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $2,573, $2,452, and $2,205 during 2007, 2006, and 2005, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $348, $425, and $437 during 2007, 2006, and 2005, respectively.

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

The Company made annual contributions to the ESOP of 69,311, 102,989, and 86,619 shares in January of 2008, 2007 and 2006, related to fiscal years 2007, 2006 and 2005, respectively. Contributions were based on annual compensation. All shares receive regular quarterly dividends payable to the ESOP to cover plan expenses.

The Company incurred pension expense under the ESOP of approximately $1,498, $1,407 and $1,180 during 2007, 2006 and 2005, respectively. These amounts are included in the total employer contributions to the retirement plan noted above.

As of January 1, 2007, there were no restrictions on the shares contributed to the ESOP. This allows participants to sell their shares to enable diversification within their individual 401(k) accounts. The Company does not have any repurchase obligations under the ESOP.

The Company awards deferred cash bonuses to key employees of its foreign operations. The deferred cash bonuses are similar to phantom stock units, in that such bonuses are tied to the value of the Company’s common stock. Awards are recognized over the deferral period as variable plan awards. The Company recognized approximately $539, $219 and $181 of compensation expense in 2007, 2006 and 2005, respectively, related to the awards.

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

Identifiable assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company. Segment information is as follows:

	United States	Korea	United Kingdom	Germany	Elimination	Consolidated
2007
Sales to unaffiliated customers	$99,516	$20,567	$23,127	$24,164	$—	$167,374
Intercompany sales	30,344	—	2,621	142	(33,107)	—
Operating income	22,408	2,103	3,205	5,955	(36)	33,635
Identifiable assets	74,026	9,067	17,079	12,710	(2,102)	110,780
Depreciation and amortization	4,488	178	1,119	556		6,341
Capital expenditures	9,339	284	2,843	125		12,591

2006
Sales to unaffiliated customers	$89,077	$16,368	$17,709	$19,128	$—	$142,282
Intercompany sales	25,809	—	2,990	106	(28,905)	—
Operating income	16,608	2,212	2,330	4,046	(145)	25,051
Identifiable assets	59,505	7,580	13,756	8,187	(1,843)	87,185
Depreciation and amortization	4,206	150	983	510		5,849
Capital expenditures	8,408	122	757	238		9,525

2005
Sales to unaffiliated customers	$73,998	$11,604	$16,054	$15,101	$—	$116,757
Intercompany sales	21,239	—	2,873	80	(24,192)	—
Operating income	13,443	1,520	1,260	3,145	(188)	19,180
Identifiable assets	50,019	4,958	12,403	8,777	(2,596)	73,561
Depreciation and amortization	3,944	149	1,025	473	—	5,591
Capital expenditures	7,007	29	934	843	—	8,813

Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense, foreign currency transaction gain/loss, and net miscellaneous income/expense.

Included in U.S. sales to unaffiliated customers were export sales of $29,283, $23,110, and $15,353, during 2007, 2006, and 2005, respectively. Export sales to Canada and Asia/Pacific totaling, $19,981, $15,853, and $12,681, during 2007, 2006, and 2005, respectively, make up the majority of these export sales. Additionally, export sales to Europe were $8,027, $5,346 and $2,027 during 2007, 2006, and 2005, respectively.

19.	COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

OPERATING LEASES — The Company leases a manufacturing facility in Lenexa, Kansas and production support facilities in Sarasota, Florida under operating leases having initial terms expiring between 2007 and 2008. The lease for the manufacturing facility in Kansas has a term of 5 years, expiring on November 14, 2008, and represents approximately 17,000 square feet of space. The leases for the production support facilities in Florida range from one to two years and represent approximately 10,000 square feet. Total rental expense for the years ended December 27, 2007, 2006 and 2005 was approximately $221, $226 and $182, respectively.

Future minimum lease payments on operating leases are as follows:

2008	151
2009	44

Total minimum lease payments	$195

INSURANCE — On July 1, 2003, the Company changed its group health insurance plan that covers U.S. employees and their families from a fully-insured policy to a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $100,000 on an individual basis and approximately $5.8 million on an aggregate basis. The Company records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on the estimates provided by a third party administrator and insurance company, plus an estimate for amounts incurred but not recorded. The Company believes it has adequate reserves for all self-insurance claims.

20.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for an acquiring entity to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported within equity and the amount of consolidated net income attributable to the noncontrolling interest be identified in the consolidated financial statements. SFAS 160 calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its Consolidated Financial Statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 29, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 29, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2007 has been audited by Kirkland, Russ, Murphy and Tapp, P.A., an independent registered certified public accounting firm, as stated in their report.

ITEM 9B.	OTHER INFORAMTION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2008 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2008 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2008 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2008 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption ‘Executive Compensation” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2008 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Independence and Committees of the Board of Directors” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” in our 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The following financial statements are included in Part II, Item 8:

	Report of Independent Registered Certified Public Accounting Firm	29

	Report of Independent Registered Public Accounting Firm	30

	Consolidated Balance Sheets as of December 29, 2007, and December 30, 2006	31

	Consolidated Statements of Operations for the years ended December 29, 2007, December 30, 2006, and December 31, 2005	32

	Consolidated Statements of Shareholders’ Equity for the years ended December 29, 2007, December 30, 2006, and December 31, 2005	33

	Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006, and December 31, 2005	34

	Notes to Consolidated Financial Statements	35

	All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

2.	Exhibits:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated herein by reference).

3.2.1	Certificate of Amendment to Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2.1 in the Company’s Quarterly report on Form 10-Q for the quarter ended March 27, 2004 and incorporated herein by reference).

3.2.2	Certificate of Amendment of Bylaws of the Company (previously filed as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31,2007 and incorporated herein by reference).

10.1+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.5	Credit and Security Agreement dated August 11, 2005, between the Company, as Borrower, and Fifth Third Bank, as Lender (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.6	Renewal and Future Advance Revolving Line of Credit Promissory Note dated August 11, 2005, between the Company, as Borrower, and Fifth Third Bank, as Lender (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.7	Renewed, Amended and Restated Mortgage and Security Agreement dated August 11, 2005, between the Company, as Mortgagor, and Fifth Third Bank, as Mortgagee (previously filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.8	Credit and Security Agreement dated July 23, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender (previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 and incorporated herein by reference).

10.9	Master Loan Documents Modification Agreement dated as of November 18, 2003, between the Company, Sun Hydraulik Holdings Limited and Sun Hydraulics Limited as Borrower, and SouthTrust Bank as Lender (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.10+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.11+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.12+	Forms of agreement for grants under the Sun Hydraulics Corporation 1996 Stock Option Plan (previously filed as Exhibit 10.12+ to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 and incorporated herein by reference).

10.13+	Sun Hydraulics Corporation 2006 Stock Option Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on September 14, 2006 and incorporated herein by reference).

10.14+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.15+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference).

10.16+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference).

10.17+	Sun Hydraulics Corporation 2004 Nonemployee Director Equity and Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005) (previously filed as Exhibit 10.1+ to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005 and incorporated herein by reference).

10.18+	Sun Hydraulics Corporation Amended and Restated 2004 Nonemployee Director Equity and Deferred Compensation Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on September 14, 2006 and incorporated herein by reference).

10.19+	Form of Performance Share Agreement (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 16, 2004 and incorporated herein by reference).

10.20+	The Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on January 14, 2005 and incorporated herein by reference).

10.21+	Sun Hydraulics Corporation Amended and Restated 2004 Nonemployee Director Equity and Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 29,2007 and incorporated herein by reference).

10.22	Securities Purchase Agreement between Sun Hydraulics Corporation and High Country Tek, Inc., dated November 30,2007 (previously filed as Exhibit 99.1 in the Company’s Form 8-K filed on November 30,2007 and incorporated herein by reference).

14	Code of Ethics (previously filed as Exhibit 14 in the Company’s Annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

21	Subsidiaries of the Registrant (previously filed as Exhibit 21 in the Company’s Annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

23.1	Grant Thornton LLP Consent of Independent Registered Public Accounting Firm

23.2	Kirkland, Russ, Murphy and Tapp, P.A. Consent of Independent Registered Certified Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 12, 2008.

SUN HYDRAULICS CORPORATION

By:	/s/ Allen J. Carlson
Allen J. Carlson, President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 12, 2008.

Signature	Title

/s/ Allen J. Carlson
Allen J. Carlson	President, Chief Executive Officer and Director

/s/ Tricia L. Fulton	Chief Financial Officer (Principal Financial and Accounting Officer)
Tricia L. Fulton

/s/ Marc Bertoneche
Marc Bertoneche	Director

/s/ John S. Kahler
John S. Kahler	Director

/s/ Christine L. Koski
Christine L. Koski	Director

/s/ Robert E. Koski
Robert E. Koski	Director

/s/ Philippe Lemaitre
Philippe Lemaitre	Director

/s/ Ferdinand E. Megerlin
Ferdinand E. Megerlin	Director, Chairman of the Board of Directors

/s/ Hirokatsu Sakamoto
Hirokatsu Sakamoto	Director

/s/ David N. Wormley
David N. Wormley	Director