Form 10-Q
period 2008-03-29
SUN HYDRAULICS CORP
filed 2008-05-07
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

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

The Registrant had 16,583,021 shares of common stock, par value $.001, outstanding as of April 25, 2008.

Sun Hydraulics Corporation

INDEX

For the quarter ended March 29, 2008

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	March 29, 2008	December 29, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,230	$19,191
Restricted cash	153	146
Accounts receivable, net of allowance for doubtful accounts of $208 and $215	24,790	17,029
Inventories	12,005	11,421
Deferred income taxes	301	301
Other current assets	1,017	1,210

Total current assets	61,496	49,298

Property, plant and equipment, net	57,806	56,999
Other assets	4,561	4,483

Total assets	$123,863	$110,780

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,075	$5,668
Accrued expenses and other liabilities	5,084	4,857
Long-term debt due within one year	401	417
Dividends payable	1,492	1,484
Income taxes payable	3,412	674

Total current liabilities	17,464	13,100

Long-term debt due after one year	301	284
Deferred income taxes	5,110	5,108
Other noncurrent liabilities	496	406

Total liabilities	23,371	18,898

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 16,578,920 and 16,493,300 shares outstanding	17	16
Capital in excess of par value	36,245	34,390
Retained earnings	58,041	51,844
Accumulated other comprehensive income	6,189	5,632

Total shareholders’ equity	100,492	91,882

Total liabilities and shareholders’ equity	$123,863	$110,780

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	March 29, 2008	March 31, 2007
	(unaudited)	(unaudited)
Net sales	$49,008	$40,854

Cost of sales	31,914	26,971

Gross profit	17,094	13,883

Selling, engineering and administrative expenses	5,955	5,216

Operating income	11,139	8,667

Interest income, net	(113)	(74)
Foreign currency transaction (gain) loss, net	36	(26)
Miscellaneous income, net	(249)	(82)

Income before income taxes	11,465	8,849

Income tax provision	3,775	3,043

Net income	$7,690	$5,806

Basic net income per common share	$0.46	$0.35

Weighted average basic shares outstanding	16,562	16,377

Diluted net income per common share	$0.46	$0.35

Weighted average diluted shares outstanding	16,596	16,461

Dividends declared per share	$0.090	$0.067

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 29, 2007	—	$—	16,493	$16	$34,390	$51,844	$5,632	$91,882
Shares issued, stock options			12	1	66			67
Shares issued, ESPP			4		77			77
Shares issued, ESOP			69		1,498			1,498
Stock-based compensation			1		199			199
Stock option income tax benefit					15			15
Dividends declared						(1,493)		(1,493)
Comprehensive income:
Net income						7,690		7,690
Foreign currency translation adjustments							557	557

Comprehensive income								8,247

Balance, March 29, 2008	—	$—	16,579	$17	$36,245	$58,041	$6,189	$100,492

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended
	March 29, 2008	March 31, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$7,690	$5,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,720	1,500
(Gain)/Loss on disposal of assets	104	(20)
Provision for deferred income taxes	2	76
Allowance for doubtful accounts	(7)	(30)
Stock-based compensation expense	199	150
Stock options income tax benefit	(15)	(31)
(Increase) decrease in:
Accounts receivable	(7,754)	(3,235)
Inventories	(584)	(1,382)
Other current assets	193	(364)
Other assets	(84)	(62)
Increase in:
Accounts payable	1,407	1,433
Accrued expenses and other liabilities	1,725	613
Taxes payable	2,753	2,747
Other noncurrent liabilities	90	37

Net cash provided by operating activities	7,439	7,238

Cash flows from investing activities:
Capital expenditures	(2,400)	(3,203)
Proceeds from dispositions of equipment	99	31

Net cash used in investing activities	(2,301)	(3,172)

Cash flows from financing activities:
Repayment of debt	(51)	(153)
Proceeds from exercise of stock options	66	54
Proceeds from stock issued	77	59
Dividends to shareholders	(1,485)	(1,087)
Stock options income tax benefit	15	31

Net cash used in financing activities	(1,378)	(1,096)

Effect of exchange rate changes on cash and cash equivalents	286	154

Net increase in cash and cash equivalents	4,046	3,124

Cash and cash equivalents, beginning of period	19,337	9,497

Cash and cash equivalents, end of period	$23,383	$12,621

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$10	$1
Income taxes	$1,035	$470
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$1,498	$1,386

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1.	BASIS OF PRESENTATION AND SUMMARY OF BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, is located in Mediapolis, Iowa, and designs and produces complementary electronic control products. Sun Hydraulics acquired a 48% equity method investment in High Country Tek, Inc.(“HCT”), on November 30, 2007. HCT, located in Nevada City, California, designs and manufacturers ruggedized electronic/hydraulic control solutions for mobile equipment markets. Sun Hydraulics opened a sales office in Bangalore, India during 2007 to develop new business opportunities in the Indian market.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 12, 2008. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three month period ended March 29, 2008, are not necessarily indicative of the results that may be expected for the period ending December 27, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share as required by Statement of Financial Accounting Standard (“FAS”) No. 128, Earnings Per Share (in thousands, except per share data):

	Three Months Ended
	March 29, 2008	March 31, 2007
Net income	$7,690	$5,806
Weighted average basic shares outstanding	16,562	16,377

Basic net income per common share	$0.46	$0.35
Effect of dilutive stock options	34	84
Weighted average diluted shares outstanding	16,596	16,461
Diluted net income per common share	$0.46	$0.35

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

Reclassification

Certain amounts shown in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

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

A summary of activity under the 1996 Plan for the three months ended March 29, 2008, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding as of December 29, 2007	36	$5.62
Granted	—
Exercised	(12)	$5.32
Forfeitures	—

Options outstanding as of March 29, 2008	24	$5.77	3.40	$568

Options exercisable as of March 29, 2008	19	$4.42	3.13	$497

All options listed above vest over three to five years with a maximum term of seven to ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for the three months ended March 29, 2008, and March 31, 2007, was $2 and $10, respectively. There were no options granted during these periods.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. Accordingly, compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the three months ended March 29, 2008, and March 31, 2007, totaled $176 and $117, respectively.

The following table summarizes restricted stock activity from December 29, 2007, through March 29, 2008:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 29, 2007	68	21.22
Granted	—	—
Vested	—	—
Forfeitures	—	—

Nonvested balance at March 29, 2008	68	21.22

The Company has $1,100 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of March 29, 2008. That cost is expected to be recognized over a weighted average period of 1.86 years.

During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased 3,618 shares at a weighted average price of $21.45 and 5,052 shares at a weighted average price of $11.62, under the

ESPP during the three months ended March 29, 2008, and March 31, 2007, respectively. In accordance with FAS 123R, the Company recognized $14 and $10 of compensation expense during the three months ended March 29, 2008 and March 31, 2007, respectively. At March 29, 2008, 580,124 shares remained available to be issued through the ESPP.

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

Directors were granted 1,098 and 1,434 shares for the three months ended March 29, 2008, and March 31, 2007, respectively. At March 29, 2008, there were 11,813 deferred stock units outstanding. Deferred stock units are treated as liabilities in accordance with FAS 123R. The Company recognized director stock compensation expense of $82 and $59, for the three months ended March 29, 2008, and March 31, 2007, respectively. At March 29, 2008, 160,516 shares remained available to be issued through the Plan

4.	RESTRICTED CASH

The restricted cash balance at March 29, 2008, consisted of $60 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K. The remaining amount of $93 relates to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

5.	INVENTORIES

	March 29, 2008	December 29, 2007
Raw materials	$5,187	$4,577
Work in process	3,894	3,863
Finished goods	3,555	3,627
Provision for slow moving inventory	(631)	(646)

Total	$12,005	$11,421

6.	GOODWILL

On March 29, 2008, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 29, 2007. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of March 29, 2008, no factors were identified that indicated impairment of the carrying value of the goodwill.

7.	LONG-TERM DEBT

	March 29, 2008	December 29, 2007
$35,000 revolving line of credit, collateralized by U.S. assets, interest rate variable based upon the Company's leverage ratio, due August 1, 2011.	$—	$—

$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	234	260

10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	468	441

Other	—	—

	702	701
Less amounts due within one year	(401)	(417)

Total	$301	$284

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of March 29, 2008, the Company was in compliance with all debt covenants.

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

At March 29, 2008, the Company had an unrecognized tax benefit of $34 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of March 29, 2008, is not considered material to the Company’s Consolidated Financial Statements.

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

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated
Three Months Ended March 29, 2008
Sales to unaffiliated customers	$28,320	$6,354	$7,962	$6,372	$—	$49,008
Intercompany sales	9,126	—	78	590	(9,794)	—
Operating income	7,184	650	2,413	1,030	(138)	11,139
Depreciation	1,192	46	145	330	—	1,713
Capital expenditures	2,232	15	33	120	—	2,400

Three Months Ended March 31, 2007
Sales to unaffiliated customers	$23,769	$4,957	$6,591	$5,537	$—	$40,854
Intercompany sales	8,169	—	30	883	(9,082)	—
Operating income	5,743	510	1,644	835	(65)	8,667
Depreciation	1,061	40	136	256	—	1,493
Capital expenditures	2,742	57	26	378	—	3,203

Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense and net miscellaneous income/expense.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 157, Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 29, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 29, 2008.

11.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 until the fiscal year beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on the Company’s Consolidated Financial Statements. The remaining requirements of SFAS 157 are not expected to have a material effect on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The adoption of SFAS 159 did not have an effect on the Company’s Consolidated Financial Statements as it did not elect this fair value option.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS 123(R). The adoption of EITF 06-11 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for an acquiring entity to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its Consolidated Financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. SFAS 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. The adoption of SFAS 161is not expected to have a material impact on the Company’s Consolidated Financial Statements.

12.	COMMITMENTS AND CONTINGENCIES

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 1% and 9% in 2007 and 2006, respectively. The index of shipments of hydraulic products increased 7% for the three months period ending March 2008, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index decreased to 48.6 in March 2008 compared to 50.9 in March 2007. In April 2008, the index remained at 48.6. When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy.

Results for the first quarter

(Dollars in millions except net income per share)

	March 29, 2008	March 31, 2007	Increase
Three Months Ended
Net Sales	$49.0	$40.9	20%
Net Income	$7.7	$5.8	33%
Net Income per share:
Basic	$0.46	$0.35	31%
Diluted	$0.46	$0.35	31%

Strong orders and sales continued throughout the first quarter. All geographic areas were active with first quarter sales to North America increasing 11%, Europe 20% and Asia/Pacific 41%. This is now the 20th consecutive quarter of double-digit sales growth and 18th consecutive quarter of double-digit earnings growth. Sun is proud to have sustained a compound annual growth rate dating back to 1972 of 23%. As Sun moves forward, the focus will continue to be on customer service and bringing new products to market.

Sun’s products received a positive reaction at the recently concluded International Fluid Power Exposition in Las Vegas. As management had expected, all of Sun’s new products were well received by its customers. There was a high level of interest, especially in electrically actuated cartridges and integrated packages.

Shared Distribution Dividend

Sun’s employees are fundamental to its success. Historically, employees have been rewarded via employer contributions to a 401(k) plan and an Employee Stock Ownership Plan (ESOP). Most recently, at the end of 2007, Sun contributed $1.5 million to the ESOP in the form of newly issued shares of Sun stock.

Sun’s Board of Directors acknowledged that, to maintain the Company’s momentum, it is important for its employees to continue to perform at the highest level, and that it is desirable for Sun’s employees and shareholders to share further in the benefits resulting from Sun’s ongoing growth and profitability. In May, the Board elected to make an additional $0.75 million contribution to Sun’s ESOP. Concurrently, the Board declared a discretionary cash dividend of $0.09 per share to shareholders. The shared distribution is the equivalent of $2.25 million.

In the future, the Board of Directors may consider a shared distribution on an annual basis, taking into account Sun’s financial performance, strategic opportunities, debt position, known future cash requirements and current and future liabilities. Additionally, management will continue to explore methods that would allow employees of Sun’s non-U.S. operations to participate in this shared distribution. A decision in this regard is expected by year-end.

Management believes this action is consistent with Sun’s culture of rewarding and sharing with those who participate in and contribute to its success. Management is proud to implement this ground-breaking method of uniting together employees and shareholders in pursuit of Sun’s on-going success.

The special $0.09 per share dividend is payable on May 30, 2008, to shareholders of record as of May 15, 2008. The $0.75 million contribution to the ESOP, to be made on May 30, 2008, had an impact of approximately $0.03/share on first quarter earnings.

Outlook

Second quarter 2008 sales are estimated to be approximately $51 million and earnings per share are estimated to be in the range of $0.50 to $0.52. This would represent an increase of approximately 18% in sales and 42% in earnings per share over last year.

COMPARISON OF THE THREE MONTHS ENDED MARCH 29, 2008 AND MARCH 31, 2007

Net Sales

Net sales were $49.0 million, an increase of $8.2 million, or 20.0%, compared to $40.9 million in 2007. The increase was due in large part to the continued growth of international sales, particularly in Europe and Asia, and a rebound in sales to North America.

European sales increased 19.9%, or $2.8 million, to $16.9 million. Sales to the U.K. increased 21.4%, to Germany 17.4%, and to France 9.8%. Significant increases were also noted in Italy, Austria, and the Netherlands.

Asian sales continued to grow, increasing 41.4%, or $2.9 million, to $9.9 million. Domestic sales in Korea increased 28.2% and sales to China increased 94.7%. Significant increases were also noted in Japan, India, and the United Arab Emirates.

North American sales increased 11.1%, or $2.1 million, to $21.1 million.

Gross Profit

Gross profit increased $3.2 million, or 23.1%, to $17.1 million. Gross profit as a percentage of net sales increased to 34.9% in the first quarter of 2008, compared to 34.0% in the first quarter last year. Increases in gross profit were primarily due to fixed cost absorption from higher sales volume, productivity improvements in the U.S., lower material costs in the German operation due to the strength of local currencies against the U.S. dollar for material purchases made in U.S. dollars, and a price increase that occurred in January 2008. Improvements were partially offset by increases in pension expense related to the additional ESOP contribution and group health insurance.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 14.2%, or $0.7 million, to $6.0 million compared to the same quarter last year. The change is primarily a result of increases in compensation and fringe benefit costs, including pension expense and group health insurance.

Interest Income, Net

Net interest income for the quarters ended March 29, 2008, and March 31, 2007, was $0.1 million. Total average debt for the quarter ended March 29, 2008, was $0.7 million compared to $1.0 million for the quarter ended March 31, 2007. Total average cash for the quarter ended March 29, 2008, was $21.4 million compared to $11.1 million for the quarter ended March 31, 2007. Although average cash increased, the Company received less interest income because of lower interest rates compared to the prior year. The Company did not have any outstanding variable debt during the period ended March 29, 2008.

Foreign Currency Transaction (Gain) Loss, Net

There was minimal impact to net income from foreign currency in the quarters ended March 29, 2008, and March 31, 2007.

Miscellaneous Income, Net

Miscellaneous income was $0.2 for the quarter ended March 29, 2008, compared to $0.1 for the quarter ended March 31, 2007. The income was primarily a result of proceeds from an insurance claim, which were partially offset by a loss on disposal of assets.

Income Taxes

The provision for income taxes for the quarter ended March 29, 2008, was 32.9% of pretax income compared to 34.4% for the quarter ended March 31, 2007. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products and the decrease in the German Statutory tax rate.

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

Cash from operations for the three months ended March 29, 2008, was $7.4 million, compared to $7.2 million for the three months ended March 31, 2007. The $0.2 million increase in the Company’s net cash flow from operations during the period was due primarily to the increase in net income, offset by changes in working capital. Increased accrued expenses and a smaller increase in inventory added to operational cash flows. Inventory turns increased to 10.6 as of March 29, 2008, compared to 9.2 as of March 31, 2007. These amounts were partially offset by the increase in accounts receivable. Days sales outstanding (DSO) were 46 and 38 at March 29, 2008, and March 31, 2007, respectively. The increase in DSO is partially a result of increasing international demand, where customary payment terms are generally longer than with domestic customers.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $2.4 million for the three months ended March 29, 2008, compared to $3.2 million for the three months ended March 31, 2007. Capital expenditures for the year are projected to be approximately $13.0 million.

The Company declared a quarterly dividend of $0.09 per share to shareholders of record as of March 31, 2008, payable on April 15, 2008. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for its investments in Sun China, WhiteOak and High Country Tek. The Company does not have a majority ownership in or exercise control over any of these entities. The Company does not believe that its investments in Sun China, WhiteOak, or High Country Tek qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities (revised December 2003), an interpretation of ARB No. 51, nor are they material to the financial statements of the Company at March 29, 2008.

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 29, 2007. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 6 for goodwill amounts.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 29, 2007, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended March 29, 2008. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at March 29, 2008.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES

As of March 29, 2008, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 29, 2008, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the period ended March 29, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 7, 2008.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)