Form 10-Q
period 2008-06-28
SUN HYDRAULICS CORP
filed 2008-08-07
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

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

The Registrant had 16,611,690 shares of common stock, par value $.001, outstanding as of July 25, 2008.

Sun Hydraulics Corporation

INDEX

For the quarter ended June 28, 2008

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	June 28, 2008	December 29, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,962	$19,191
Restricted cash	153	146
Accounts receivable, net of allowance for doubtful accounts of $176 and $215	22,302	17,029
Inventories	12,203	11,421
Deferred income taxes	301	301
Other current assets	1,125	1,210

Total current assets	64,046	49,298

Property, plant and equipment, net	60,346	56,999
Other assets	4,467	4,483

Total assets	$128,859	$110,780

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,069	$5,668
Accrued expenses and other liabilities	4,796	4,857
Long-term debt due within one year	330	417
Dividends payable	1,495	1,484
Income taxes payable	2,338	674

Total current liabilities	16,028	13,100

Long-term debt due after one year	196	284
Deferred income taxes	5,106	5,108
Other noncurrent liabilities	563	406

Total liabilities	21,893	18,898

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 16,607,520 and 16,493,300 shares outstanding	17	16
Capital in excess of par value	37,340	34,390
Retained earnings	63,959	51,844
Accumulated other comprehensive income	5,650	5,632

Total shareholders’ equity	106,966	91,882

Total liabilities and shareholders’ equity	$128,859	$110,780

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	June 28, 2008	June 30, 2007
	(unaudited)	(unaudited)
Net sales	$51,563	$43,422

Cost of sales	32,488	29,125

Gross profit	19,075	14,297

Selling, engineering and administrative expenses	5,792	5,438

Operating income	13,283	8,859

Interest income, net	(155)	(89)
Foreign currency transaction loss, net	65	27
Miscellaneous (income)/expense, net	32	(124)

Income before income taxes	13,341	9,045

Income tax provision	4,433	3,093

Net income	$8,908	$5,952

Basic net income per common share	$0.54	$0.36

Weighted average basic shares outstanding	16,592	16,425

Diluted net income per common share	$0.54	$0.36

Weighted average diluted shares outstanding	16,623	16,494

Dividends declared per share	$0.180	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Six months ended
	June 28, 2008	June 30, 2007
	(unaudited)	(unaudited)
Net sales	$100,571	$84,275

Cost of sales	64,402	56,096

Gross profit	36,169	28,179

Selling, engineering and administrative expenses	11,746	10,653

Operating income	24,423	17,526

Interest income, net	(268)	(162)
Foreign currency transaction loss, net	101	1
Miscellaneous income, net	(218)	(206)

Income before income taxes	24,808	17,893

Income tax provision	8,208	6,135

Net income	$16,600	$11,758

Basic net income per common share	$1.00	$0.72

Weighted average basic shares outstanding	16,577	16,401

Diluted net income per common share	$1.00	$0.71

Weighted average diluted shares outstanding	16,610	16,478

Dividends declared per share	$0.270	$0.157

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 29, 2007	—	$—	16,493	$16	$34,390	$51,844	$5,632	$91,882
Shares issued, stock options			16	1	84			85
Shares issued, ESPP			8		162			162
Shares issued, ESOP			89		2,255			2,255
Stock-based compensation			2		434			434
Stock option income tax benefit					15			15
Dividends declared						(4,485)		(4,485)
Comprehensive income:
Net income						16,600		16,600
Foreign currency translation adjustments							18	18

Comprehensive income								16,618

Balance, June 28, 2008	—	$—	16,608	$17	$37,340	$63,959	$5,650	$106,966

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Six months ended
	June 28, 2008	June 30, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$16,600	$11,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,521	3,047
(Gain)/Loss on disposal of assets	115	(61)
Provision for deferred income taxes	(2)	84
Allowance for doubtful accounts	(39)	(38)
Stock-based compensation expense	434	331
Stock options income tax benefit	(15)	(286)
(Increase) decrease in:
Accounts receivable	(5,234)	(3,831)
Inventories	(782)	(754)
Other current assets	85	(1,473)
Other assets	3	(205)
Increase in:
Accounts payable	1,401	959
Accrued expenses and other liabilities	2,194	1,311
Taxes payable	1,679	1,207
Other noncurrent liabilities	157	401

Net cash provided by operating activities	20,117	12,450

Cash flows from investing activities:
Capital expenditures	(6,862)	(6,885)
Proceeds from dispositions of equipment	99	76

Net cash used in investing activities	(6,763)	(6,809)

Cash flows from financing activities:
Repayment of debt	(225)	(210)
Proceeds from exercise of stock options	84	256
Proceeds from stock issued	162	123
Dividends to shareholders	(4,474)	(2,181)
Stock options income tax benefit	15	286

Net cash used in financing activities	(4,438)	(1,726)

Effect of exchange rate changes on cash and cash equivalents	(138)	310

Net increase in cash and cash equivalents	8,778	4,225
Cash and cash equivalents, beginning of period	19,337	9,497

Cash and cash equivalents, end of period	$28,115	$13,722

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$19	$24
Income taxes	$6,546	$5,349
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$2,255	$1,386

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 12, 2008. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and six month periods ended June 28, 2008, are not necessarily indicative of the results that may be expected for the period ending December 27, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share as required by Statement of Financial Accounting Standard (“FAS”) No. 128, Earnings Per Share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$8,908	$5,952	$16,600	$11,758
Weighted average basic shares outstanding	16,592	16,425	16,577	16,401
Basic net income per common share	$0.54	$0.36	$1.00	$0.72
Effect of dilutive stock options	31	69	33	77
Weighted average diluted shares outstanding	16,623	16,494	16,610	16,478
Diluted net income per common share	$0.54	$0.36	$1.00	$0.71

3.	STOCK-BASED COMPENSATION

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

A summary of activity under the 1996 Plan for the six months ended June 28, 2008, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding as of December 29, 2007	36	$5.62
Granted	—
Exercised	(16)	$5.22
Forfeitures	—

Options outstanding as of June 28, 2008	20	$5.94	3.17	$525

Options exercisable as of June 28, 2008	16	$4.31	2.85	$443

All options listed above vest over three to five years with a maximum term of seven to ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for the six months ended June 28, 2008, and June 30, 2007, was $3 and $20, respectively. There were no options granted during these periods.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. Accordingly, compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the six months ended June 28, 2008, and June 30, 2007, totaled $352 and $234, respectively.

The following table summarizes restricted stock activity from December 29, 2007, through June 28, 2008:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 29, 2007	68	21.22
Granted	—	—
Vested	—	—
Forfeitures	—	—

Nonvested balance at June 28, 2008	68	21.22

The Company has $924 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of June 28, 2008. That cost is expected to be recognized over a weighted average period of 1.56 years.

During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased 7,586 shares at a weighted average price of $21.01 and 10,562 shares at a weighted average price of $11.66, under the ESPP during the six months ended June 28, 2008, and June 30, 2007, respectively. In accordance with FAS 123R, the Company recognized $48 and $44 of compensation expense during the six months ended June 28, 2008 and June 30, 2007, respectively. At June 28, 2008, 576,155 shares remained available to be issued through the ESPP.

The Company has a Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”), which originally was adopted by the Board of Directors and approved by the shareholders in 2004. The Plan was amended on March 1, 2008 and was approved by the shareholders at the 2008 Annual Meeting. Under the Plan, Directors who are not officers of the Company are paid 250 shares of Company common stock and $3 in fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they serve when the committee meeting is not held within one day of a meeting of the Board of Directors. Additionally, the Board of Directors has the authority to increase from time to time, as it deems desirable or appropriate, the number of shares of stock awarded to all or any one or more of the Nonemployee Directors. No more than 25,000 shares of stock, in the aggregate, may be issued under the Plan during any single calendar year. Committee Chairmen currently receive additional fees equal to 25% of normal compensation and the Chairman of the Board is paid twice the amount of normal compensation, with such additional compensation payable in Company common stock. Previously under the Plan, Nonemployee Directors were paid $5 of which half was paid in Company common stock.

Directors may elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. The Plan authorizes the issuance of up to 180,000 shares of common stock.

Directors were granted 3,202 and 2,099 shares for the six months ended June 28, 2008, and June 30, 2007, respectively. At June 28, 2008, there were 13,339 deferred stock units outstanding. Deferred stock units are treated as liabilities in accordance with FAS 123R. The Company recognized director stock compensation expense of $183 and $222, for the six months ended June 28, 2008, and June 30, 2007, respectively. At June 28, 2008, 158,412 shares remained available to be issued through the Plan

4.	RESTRICTED CASH

The restricted cash balance at June 28, 2008, consisted of $60 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K. The remaining amount of $93 relates to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

5.	INVENTORIES

	June 28, 2008	December 29, 2007
Raw materials	$5,200	$4,577
Work in process	3,881	3,863
Finished goods	3,789	3,627
Provision for slow moving inventory	(667)	(646)

Total	$12,203	$11,421

6.	GOODWILL

On June 28, 2008, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 29, 2007. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of June 28, 2008, no factors were identified that indicated impairment of the carrying value of the goodwill.

7.	LONG-TERM DEBT

	June 28, 2008	December 29, 2007
$35,000 revolving line of credit, collateralized by U.S. assets, interest rate variable based upon the Company’s leverage ratio, due August 1, 2011.	$—	$—
$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	166	260
10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	360	441

	526	701
Less amounts due within one year	(330)	(417)

Total	$196	$284

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of June 28, 2008, the Company was in compliance with all debt covenants.

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

At June 28, 2008, the Company had an unrecognized tax benefit of $34 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of June 28, 2008, is not considered material to the Company’s Consolidated Financial Statements.

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

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated
Three Months Ended June 28, 2008
Sales to unaffiliated customers	$31,705	$5,465	$7,859	$6,534	$—	$51,563
Intercompany sales	8,677	—	65	615	(9,357)	—
Operating income	9,391	425	2,314	1,078	75	13,283
Depreciation	1,265	42	151	336	—	1,794
Capital expenditures	4,180	1	117	164	—	4,462

Three Months Ended June 30, 2007
Sales to unaffiliated customers	$25,836	$5,695	$6,107	$5,784	$—	$43,422
Intercompany sales	7,995	—	20	650	(8,665)	—
Operating income	6,153	636	1,377	686	7	8,859
Depreciation	1,098	43	136	264	—	1,541
Capital expenditures	2,976	152	21	533	—	3,682

Six Months Ended June 28, 2008
Sales to unaffiliated customers	$60,024	$11,819	$15,821	$12,907	$—	$100,571
Intercompany sales	17,804	—	143	1,204	(19,151)	—
Operating income	16,575	1,074	4,728	2,108	(62)	24,423
Depreciation	2,457	88	296	666	—	3,507
Capital expenditures	6,412	17	149	284	—	6,862

Six Months Ended June 30, 2007
Sales to unaffiliated customers	$49,604	$10,652	$12,698	$11,321	$—	$84,275
Intercompany sales	16,163	—	50	1,534	(17,747)	—
Operating income	11,896	1,146	3,021	1,521	(58)	17,526
Depreciation	2,160	82	272	520	—	3,034
Capital expenditures	5,718	209	47	911	—	6,885

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 28, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 28, 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. SFAS 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. The adoption of SFAS 161 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

12.	COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

13.	SUBSEQUENT EVENTS

On July 30, 2008, the Company repatriated $6,000 from its German subsidiary. U.S. income taxes due based on the repatriation will be approximately $775.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly-owned subsidiaries and independent distributors. Sales outside the United States for the year ended December 29, 2007, were approximately 58% of total net sales.

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

The Company continues to add to its electrically actuated hydraulic valve offerings with new products, including different types of solenoid and proportional valves and valves with position sensing devices. Electrically actuated cartridges help create new system opportunities as they enable the Company to offer complete integrated valve packages which could not be offered previously. The addition of electrically actuated hydraulic products allows integrated packages to be designed with 100% Sun content. In addition to electrically-actuated products, the Company routinely adds other new complementary products to its cartridge valve and manifold portfolio.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 1% and 9% in 2007 and 2006, respectively. The index of shipments of hydraulic products increased 13% for the three months period ending June 2008, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index decreased to 50.2 in June 2008 compared to 56.0 in June 2007. In July 2008, the index decreased to 50.0. When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy.

Results for the second quarter

(Dollars in millions except net income per share)

	June 28, 2008	June 30, 2007	Increase
Three Months Ended
Net Sales	$51.6	$43.4	19%
Net Income	$8.9	$6.0	48%
Net Income per share:
Basic	$0.54	$0.36	50%
Diluted	$0.54	$0.36	50%
Six Months Ended
Net Sales	$100.6	$84.3	19%
Net Income	$16.6	$11.8	41%
Net Income per share:
Basic	$1.00	$0.72	39%
Fully Diluted	$1.00	$0.71	41%

European and Asian sales were both up over 20% in the second quarter and contributed more than 60% to Sun’s total growth for the period. The North American rebound that occurred early in the year continued to gain strength last quarter and domestic sales were up 13.5% compared to last year.

Profitability continued to benefit from the gross margin leverage resulting from the incremental sales volume. Sales for the first half of 2008 were up 19%. Demand for Sun products has outpaced the industry for several years and remains strong. Management believes they have established the fundamentals that will allow the Company to continue to grow, gain market share, and outpace the industry.

Outlook

Sun’s products are used in diversified equipment markets around the globe. Many of these markets, such as mining and energy, remain strong and demand is high. In other markets, such as equipment used in residential and commercial construction, Sun has begun to see some softening.

The diversity of the Company’s end markets, both geographically and the segments in which it participates, is pivotal to maintaining Sun’s growth.

Third quarter 2008 sales are estimated to be approximately $45 million and earnings per share are estimated to be in the range of $0.35 to $0.37. This would represent an increase of approximately 9% in sales and 13% in earnings per share over last year.

Third quarter earnings per share include the U.S. income taxes due on the repatriation of foreign earnings from the German subsidiary as noted in Note 13.

COMPARISON OF THE THREE MONTHS ENDED JUNE 28, 2008 AND JUNE 30, 2007

Net Sales

Net sales were $51.6 million, an increase of $8.1 million, or 18.7%, compared to $43.4 million in 2007. The increase was due in large part to the continued growth of international sales, particularly in Europe and Asia, and increased growth in sales to North America.

European sales increased 24.9%, or $3.4 million, to $17.1 million. Sales to Germany increased 31.0%, to the U.K. 15.4%, and to France 3.0%. Significant increases were also noted in Austria, Finland and Norway.

Asian sales continued to grow, increasing 21.5%, or $1.7 million, to $9.6 million. Sales to China increased 247.3%, while domestic sales in Korea decreased 4.0%.

North American sales increased 13.5%, or $2.8 million, to $23.6 million.

Gross Profit

Gross profit increased $4.8 million, or 33.4%, to $19.1 million. Gross profit as a percentage of net sales increased to 37.0% in the second quarter of 2008, compared to 32.9% in the second quarter last year. Increases in gross profit were primarily due to fixed cost absorption from higher sales volume, productivity improvements in the U.S., lower material costs in the German operation due to the strength of local currencies against the U.S. dollar for material purchases made in U.S. dollars, and a price increase that occurred in January 2008.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 6.5%, or $0.4 million, to $5.8 million compared to the same quarter last year. The change is primarily a result of increases in compensation and fringe benefit costs.

Interest Income, Net

Net interest income was $0.2 million for the quarter ended June 28, 2008, compared to $0.1 million for the quarter ended June 30, 2007. Total average debt for the quarter ended June 28, 2008, was $0.6 million compared to $0.9 million for the quarter ended June 30, 2007. Total average cash for the quarter ended June 28, 2008, was $25.7 million compared to $13.2 million for the quarter ended June 30, 2007. The Company did not have any outstanding variable debt during the period ended June 28, 2008.

Foreign Currency Transaction Loss, Net

There was a net foreign currency transaction loss of $0.1 million for the quarter ended June 28, 2008, compared to a minimal loss for the quarter ended June 30, 2007. The loss is primarily related to the strengthening of the US Dollar against the Korean Won.

Miscellaneous (Income)/Expense, Net

There was a minimal net miscellaneous expense for the quarter ended June 28, 2008, compared to net miscellaneous income of $0.1 for the quarter ended June 30, 2007. Net miscellaneous (income)/expense is primarily the result of earnings from joint ventures.

Income Taxes

The provision for income taxes for the quarter ended June 28, 2008, was 33.2% of pretax income compared to 34.2% for the quarter ended June 30, 2007. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products and the decrease in the German Statutory tax rate.

COMPARISON OF THE SIX MONTHS ENDED JUNE 28, 2008 AND JUNE 30, 2007

Net Sales

Net sales were $100.6 million, an increase of $16.3 million, or 19.3%. This increase reflected strong demand in Europe and Asia, and continuous growth in the United States.

European sales increased 22.8%, or $6.3 million, to $33.9 million. Sales to Germany increased 23.8%, to the U.K. 18.3%, and to France 6.2%. Significant increases were also noted in Austria, Italy, Norway, and the Netherlands.

Asian sales increased 30.9%, or $4.6 million, to $19.5 million. Domestic sales in Korea increased 11.0%, sales to China increased 167.5%, and sales to Japan increased 10.1%.

North American sales increased 12.3%, or $4.9 million, to $44.8 million.

Gross Profit

Gross profit increased 28.4%, or $8.0 million. Gross profit as a percentage of net sales increased to 36.0% from 33.4% last year. Increases in gross profit were primarily due to fixed cost absorption from higher sales volume, productivity improvements in the U.S., lower material costs in the German operation due to the strength of local currencies against the U.S. dollar for material purchases made in U.S. dollars, and a price increase that occurred in January 2008. Improvements were partially offset by increases in pension expense related to an additional ESOP contribution and group health insurance.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 10.3%, or $1.1 million, to $11.7 million compared to last year. The change is primarily a result of increases in compensation and fringe benefit costs, including pension expense and group health insurance.

Interest Income, Net

Net interest income for the six months ended June 28, 2008, was $0.3 million compared to $0.2 for the six months ended June 30, 2007. Total average debt for the period ended June 28, 2008, was $0.6 million compared to $1.0 million for the period ended June 30, 2007. Total average cash for the period ended June 28, 2008, was $23.7 million compared to $11.6 million for the period ended June 30, 2007. The Company did not have any outstanding variable debt during the period ended June 28, 2008.

Foreign Currency Transaction Loss, Net

There was a net foreign currency transaction loss of $0.1 million for the six months ended June 28, 2008, compared to a minimal impact from foreign currency transactions during the six months ended June 30, 2007. The loss is primarily related to the Korean operation, resulting from the strengthening of the US Dollar against the Korean Won.

Miscellaneous Income, Net

Miscellaneous income was $0.2 for the six months ended June 28, 2008, and June 30, 2007. The current year income was primarily a result of proceeds from an insurance claim and equity earnings. These amounts were partially offset by a loss on disposal of assets.

Income Taxes

The provision for income taxes for the six months ended June 28, 2008, was 33.1% of pretax income compared to 34.3% for the six months ended June 30, 2007. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products and the decrease in the German Statutory tax rate.

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

Cash from operations for the six months ended June 28, 2008, was $20.1 million, compared to $12.5 million for the six months ended June 30, 2007. The $7.7 million increase in the Company’s net cash flow from operations during the period was due primarily to the increase in net income, offset by changes in working capital. Increased accrued expenses and a smaller increase in other current assets added to operational cash flows. These amounts were partially offset by the increase in accounts receivable. Days sales outstanding (DSO) were 39 and 37 at June 28, 2008, and June 30, 2007, respectively. The increase in DSO is partially a result of increasing international demand, where customary payment terms are generally longer than with domestic customers. Inventory turns increased to 10.6 as of June 28, 2008, compared to 10.5 as of June 30, 2007.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $4.4 million for the six months ended June 28, 2008, compared to $6.9 million for the six months ended June 30, 2007. Also included in capital expenditures for the six months ended June 28, 2008, is the purchase of land for $2.5 million. Capital expenditures for the year are projected to be approximately $12.0 million.

The Company declared a discretionary cash dividend of $0.09 per share to shareholders of record as of May 15, 2008, payable on May 30, 2008. The Company also declared a quarterly dividend of $0.09 per share to shareholders of record as of June 30, 2008, payable on July 15, 2008. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for its investments in Sun China, WhiteOak and High Country Tek. The Company does not have a majority ownership in or exercise control over any of these entities. The Company does not believe that its investments in Sun China, WhiteOak, or High Country Tek qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities (revised December 2003), an interpretation of ARB No. 51, nor are they material to the financial statements of the Company at June 28, 2008.

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

Accruals

The Company makes estimates related to certain employee benefits and miscellaneous accruals. Estimates for employee benefit accruals are based on information received from plan administrators in conjunction with management’s assessments of estimated liabilities related to workers’ compensation, health care benefits and annual contributions to an employee stock ownership plan, established in 2004 as part of the Company’s retirement plan. Estimates for miscellaneous accruals are based on management’s assessment of estimated liabilities for costs incurred.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 29, 2007, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended June 28, 2008. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at June 28, 2008.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4.	CONTROLS AND PROCEDURES

As of June 28, 2008, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 28, 2008, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the period ended June 28, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 30, 2008, the Registrant voluntarily issued 20,185 shares of its common stock to the Sun Hydraulics Employee Stock Ownership Plan (“ESOP”) for the benefit of its United States employees. The ESOP paid no consideration for the shares. The shares were valued at $37.54 per share, the closing price of the stock on May 23, 2008. The shares will be allocated pursuant to the terms of the ESOP to the Registrant’s United States employees. The issuance of the shares was exempt from registration under the Securities Act of 1933 as the contribution of the shares to the ESOP for the benefit of the Registrant’s employees, without the payment of consideration by the ESOP or employees, does not constitute a sale of the common stock for purposes of the Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on June 2, 2008. At the meeting, the following actions were taken by the shareholders:

Christine L. Koski and David N. Wormley were elected as Directors, to serve until the Annual Meeting in the year 2011, until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and withheld were as follows:

	Voted For	Withheld
Christine L. Koski	10,391,907	509,323
David N. Wormley	10,653,532	247,698

The adoption of the amendment to the Sun Hydraulics Corporation Amended and Restated 2004 Nonemployee Director Equity and Deferred Compensation Plan was ratified and approved. The voting on the approval was as follows:

FOR	6,575,713
AGAINST	253,319
ABSTAIN	855,244
BROKER NON-VOTES	3,216,954

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

Exhibit Number	Exhibit Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 6, 2008.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)