Form 10-Q
period 2008-09-27
SUN HYDRAULICS CORP
filed 2008-11-05
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 16,657,364 shares of common stock, par value $.001, outstanding as of October 24, 2008.

Sun Hydraulics Corporation

INDEX

For the quarter ended September 27, 2008

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	September 27, 2008	December 29, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,137	$19,191
Restricted cash	141	146
Accounts receivable, net of allowance for doubtful accounts of $140 and $215	18,921	17,029
Inventories	11,505	11,421
Deferred income taxes	301	301
Other current assets	1,067	1,210

Total current assets	65,072	49,298

Property, plant and equipment, net	59,803	56,999
Other assets	4,366	4,483

Total assets	$129,241	$110,780

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,765	$5,668
Accrued expenses and other liabilities	5,186	4,857
Long-term debt due within one year	240	417
Dividends payable	1,495	1,484
Income taxes payable	1,161	674

Total current liabilities	13,847	13,100

Long-term debt due after one year	174	284
Deferred income taxes	5,065	5,108
Other noncurrent liabilities	502	406

Total liabilities	19,588	18,898

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 16,613,182 and 16,493,300 shares outstanding	17	16
Capital in excess of par value	37,685	34,390
Retained earnings	69,120	51,844
Accumulated other comprehensive income	2,831	5,632

Total shareholders’ equity	109,653	91,882

Total liabilities and shareholders’ equity	$129,241	$110,780

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	September 27, 2008	September 29, 2007
	(unaudited)	(unaudited)
Net sales	$44,771	$41,809

Cost of sales	30,033	28,485

Gross profit	14,738	13,324

Selling, engineering and administrative expenses	5,457	5,279

Operating income	9,281	8,045

Interest income, net	(233)	(120)
Foreign currency transaction gain, net	(258)	—
Miscellaneous (income)/expense, net	4	(115)

Income before income taxes	9,768	8,280

Income tax provision	3,111	3,034

Net income	$6,657	$5,246

Basic net income per common share	$0.40	$0.32

Weighted average basic shares outstanding	16,612	16,460

Diluted net income per common share	$0.40	$0.32

Weighted average diluted shares outstanding	16,642	16,507

Dividends declared per share	$0.090	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Nine months ended
	September 27, 2008	September 29, 2007
	(unaudited)	(unaudited)
Net sales	$145,342	$126,085

Cost of sales	94,436	84,581

Gross profit	50,906	41,504

Selling, engineering and administrative expenses	17,203	15,932

Operating income	33,703	25,572

Interest income, net	(500)	(282)
Foreign currency transaction (gain)/loss, net	(158)	2
Miscellaneous income, net	(213)	(321)

Income before income taxes	34,574	26,173

Income tax provision	11,319	9,169

Net income	$23,255	$17,004

Basic net income per common share	$1.40	$1.04

Weighted average basic shares outstanding	16,589	16,401

Diluted net income per common share	$1.40	$1.03

Weighted average diluted shares outstanding	16,621	16,468

Dividends declared per share	$0.360	$0.247

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 29, 2007	—	$—	16,493	$16	$34,390	$51,844	$5,632	$91,882
Shares issued, stock options			17	1	87			88
Shares issued, ESPP			12		267			267
Shares issued, ESOP			89		2,255			2,255
Stock-based compensation			2		671			671
Stock option income tax benefit					15			15
Dividends declared						(5,979)		(5,979)
Comprehensive income:
Net income						23,255		23,255
Foreign currency translation adjustments							(2,801)	(2,801)

Comprehensive income								20,454

Balance, September 27, 2008	—	$—	16,613	$17	$37,685	$69,120	$2,831	$109,653

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended
	September 27, 2008	September 29, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$23,255	$17,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,297	4,657
(Gain)/Loss on disposal of assets	138	(60)
Provision for deferred income taxes	(43)	78
Allowance for doubtful accounts	(75)	(39)
Stock-based compensation expense	671	542
Stock options income tax benefit	(15)	(286)
(Increase) decrease in:
Accounts receivable	(1,817)	(4,341)
Inventories	(84)	(935)
Other current assets	143	(1,484)
Other assets	97	(271)
Increase in:
Accounts payable	97	1,235
Accrued expenses and other liabilities	2,584	2,759
Taxes payable	502	712
Other noncurrent liabilities	96	204

Net cash provided by operating activities	30,846	19,775

Cash flows from investing activities:
Capital expenditures	(9,229)	(9,448)
Proceeds from dispositions of equipment	99	76

Net cash used in investing activities	(9,130)	(9,372)

Cash flows from financing activities:
Repayment of debt	(301)	(322)
Proceeds from exercise of stock options	87	267
Proceeds from stock issued	267	191
Dividends to shareholders	(5,968)	(3,684)
Stock options income tax benefit	15	286

Net cash used in financing activities	(5,900)	(3,262)

Effect of exchange rate changes on cash and cash equivalents	(1,875)	713

Net increase in cash and cash equivalents	13,941	7,854

Cash and cash equivalents, beginning of period	19,337	9,497

Cash and cash equivalents, end of period	$33,278	$17,351

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$19	$35
Income taxes	$10,875	$8,884
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$2,255	$1,386

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1.	BASIS OF PRESENTATION AND SUMMARY OF BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, is located in Mediapolis, Iowa, and designs and produces complementary electronic control products. Sun Hydraulics acquired a 48% equity method investment in High Country Tek, Inc. (“HCT”), on November 30, 2007. HCT, located in Nevada City, California, designs and manufacturers ruggedized electronic/hydraulic control solutions for mobile equipment markets. Sun Hydraulics opened a sales office in Bangalore, India during 2007 to develop new business opportunities in the Indian market.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 12, 2008. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and nine month periods ended September 27, 2008, are not necessarily indicative of the results that may be expected for the period ending December 27, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share as required by Statement of Financial Accounting Standard (“FAS”) No. 128, Earnings Per Share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income	$6,657	$5,246	$23,255	$17,004
Weighted average basic shares outstanding	16,612	16,460	16,589	16,401
Basic net income per common share	$0.40	$0.32	$1.40	$1.04
Effect of dilutive stock options	30	47	32	67
Weighted average diluted shares outstanding	16,642	16,507	16,621	16,468
Diluted net income per common share	$0.40	$0.32	$1.40	$1.03

3.	STOCK-BASED COMPENSATION

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

A summary of activity under the 1996 Plan for the nine months ended September 27, 2008, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding as of December 29, 2007	36	$5.62
Granted	—
Exercised	(17)	$5.23
Forfeitures	—

Options outstanding as of September 27, 2008	19	$5.95	2.92	$391

Options exercisable as of September 27, 2008	15	$4.26	2.58	$334

All options listed above vest over three to five years with a maximum term of seven to ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for the nine months ended September 27, 2008, and September 29, 2007, was $5 and $30, respectively. There were no options granted during these periods.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. Accordingly, compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the nine months ended September 27, 2008, and September 29, 2007, totaled $527 and $346, respectively.

The following table summarizes restricted stock activity from December 29, 2007, through September 27, 2008:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 29, 2007	68	21.22
Granted	—	—
Vested	—	—
Forfeitures	—	—

Nonvested balance at September 27, 2008	68	21.22

The Company has $749 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of September 27, 2008. That cost is expected to be recognized over a weighted average period of 1.27 years.

During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased 11,789 shares at a weighted average price of $22.63 and 15,027 shares at a weighted average price of $12.73, under the ESPP during the nine months ended September 27, 2008, and September 29, 2007, respectively. In accordance with FAS 123R, the Company recognized $76 and $123 of compensation expense during the nine months ended September 27, 2008 and September 29, 2007, respectively. At September 27, 2008, 571,953 shares remained available to be issued through the ESPP.

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

Directors were granted 5,427 and 3,034 shares for the nine months ended September 27, 2008, and September 29, 2007, respectively. At September 27, 2008, there were 14,980 deferred stock units outstanding. Deferred stock units are treated as liabilities in accordance with FAS 123R. The Company recognized director stock compensation expense of $161 and $239, for the nine months ended September 27, 2008, and September 29, 2007, respectively. At September 27, 2008, 156,187 shares remained available to be issued through the Plan.

4.	RESTRICTED CASH

The restricted cash balance at September 27, 2008, consisted of $55 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K. The remaining amount of $86 relates to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

5.	INVENTORIES

	September 27, 2008	December 29, 2007
Raw materials	$5,416	$4,577
Work in process	3,626	3,863
Finished goods	3,193	3,627
Provision for slow moving inventory	(730)	(646)

Total	$11,505	$11,421

6.	GOODWILL

On September 27, 2008, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 29, 2007. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of September 27, 2008, no factors were identified that indicated impairment of the carrying value of the goodwill.

7.	LONG-TERM DEBT

	September 27, 2008	December 29, 2007
$35,000 revolving line of credit, collateralized by U.S. assets, interest rate variable based upon the Company’s leverage ratio, due August 1, 2011.	$—	$—

$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	90	260

10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	324	441

	414	701
Less amounts due within one year	(240)	(417)

Total	$174	$284

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of September 27, 2008, the Company was in compliance with all debt covenants.

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

At September 27, 2008, the Company had an unrecognized tax benefit of $34 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of September 27, 2008, is not considered material to the Company’s Consolidated Financial Statements.

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

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated
Three Months Ended September 27, 2008
Sales to unaffiliated customers	$28,810	$3,854	$6,746	$5,361	$—	$44,771
Intercompany sales	6,300	—	48	607	(6,955)	—
Operating income	6,204	257	2,131	752	(63)	9,281
Depreciation	1,273	37	147	313	—	1,770
Capital expenditures	2,080	19	140	129	—	2,368

Three Months Ended September 29, 2007
Sales to unaffiliated customers	$24,770	$5,244	$6,033	$5,762	$—	$41,809
Intercompany sales	7,551	—	65	609	(8,225)	—
Operating income	4,871	613	1,583	1,007	(29)	8,045
Depreciation	1,142	46	131	284	—	1,603
Capital expenditures	1,957	55	5	547	—	2,564

Nine Months Ended September 27, 2008
Sales to unaffiliated customers	$88,834	$15,673	$22,567	$18,268	$—	$145,342
Intercompany sales	24,104	—	191	1,811	(26,106)	—
Operating income	22,779	1,332	6,858	2,860	(126)	33,703
Depreciation	3,730	125	443	979	—	5,277
Capital expenditures	8,492	35	289	413	—	9,229

Nine Months Ended September 29, 2007
Sales to unaffiliated customers	$74,375	$15,896	$18,730	$17,084	$—	$126,085
Intercompany sales	23,715	—	115	2,143	(25,973)	—
Operating income	16,767	1,759	4,604	2,529	(87)	25,572
Depreciation	3,301	129	403	804	—	4,637
Capital expenditures	7,675	263	52	1,458	—	9,448

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparisons of the Three and Nine Month Periods Ended September 27, 2008, and September 29, 2007, in Management’s Discussion and Analysis of Financial Condition and Results. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense and net miscellaneous income/expense.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 27, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 27, 2008.

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

In April 2008, The FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. (“SFAS 142”) The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

The Company has wholly-owned companies in North America, Europe and the Far East, augmented by what management believes to be the finest distribution network in the fluid power industry. In 2007, the Company opened a sales office in Bangalore, India. The Company’s distributors are particularly skilled in applying products and developing integrated solutions for their local market. Through its wholly-owned companies and global distribution network, the Company is able to service all major industrialized market areas.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 1% and 9% in 2007 and 2006, respectively. The index of shipments of hydraulic products increased 11% for the three months period ending September 2008, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index decreased to 43.5 in September 2008 compared to 52.0 in September 2007. In October 2008, the index decreased to 38.9. When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy.

Results for the third quarter

(Dollars in millions except net income per share)

	September 27, 2008	September 29, 2007	Increase
Three Months Ended
Net Sales	$44.8	$41.8	7%
Net Income	$6.7	$5.2	29%
Net Income per share:
Basic	$0.40	$0.32	25%
Diluted	$0.40	$0.32	25%

Nine Months Ended
Net Sales	$145.3	$126.1	15%
Net Income	$23.3	$17.0	37%
Net Income per share:
Basic	$1.40	$1.04	35%
Fully Diluted	$1.40	$1.03	36%

For the third quarter, Sun Hydraulics had moderate growth in sales and a significant increase in earnings. The Company’s business, which is slowing in the fourth quarter, is cyclical and it is in the down slope of the cycle. The length of the downturn is outside of management’s vision. However, the Company’s focus remains on creating opportunities for long-term profitable growth.

Sun Hydraulics has a strong balance sheet, the right products for the marketplace and an agile workforce. Management will continue to do the things it has always done to ensure the Company is poised to take full advantage of the cyclical upturn when it occurs. Management believes the Company’s ability to deliver product reliably throughout this cycle is at the heart of its market share gains and remains a primary focus.

Outlook

Fourth quarter 2008 sales are estimated to be approximately $34 million and earnings per share are estimated to be in the range of $0.20 to $0.22. This would represent a decrease of approximately 18% in sales and 32% in earnings per share over the same period last year.

Year-end 2008 sales are estimated to be approximately $180 million, an 8% increase compared to 2007. Earnings per share for 2008 are estimated to be between $1.60 and $1.62, up approximately 20% over last year.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

Net Sales

Net sales were $44.8 million, an increase of $3.0 million, or 7.1%, compared to $41.8 million in 2007. The increase was due to the continued growth of sales in Europe and North America.

North American sales increased 8.8%, or $1.7 million, to $21.0 million.

European sales increased 11.9%, or $1.6 million, to $15.0 million. Sales to Germany increased 13.6% and to France 3.6%, while sales to U.K. decreased 9.5%. Significant increases were also noted in Austria, Italy and Scandinavia.

Asian sales decreased 6.3%, or $0.5 million, to $7.4 million. Sales to China increased 60.2%, while domestic sales in Korea decreased 26.5%. Business activity in Asia remained strong with the exception of a significant slowdown in sales to a single Korean customer that supplies products to a U.S. mobile equipment manufacturer.

Gross Profit

Gross profit increased $1.4 million, or 10.6%, to $14.7 million. Gross profit as a percentage of net sales increased to 32.9% in the third quarter of 2008, compared to 31.9% in the third quarter last year. Increases in gross profit were primarily due to fixed cost absorption from higher sales volume, productivity improvements in the U.S., and lower employee benefit expenses.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 3.4%, or $0.2 million, to $5.5 million compared to the same quarter last year. The change is primarily a result of increases in compensation and fringe benefit costs, R&D costs, and professional fees related to the R&D tax credit study. These amounts were partially offset by decreases in building maintenance.

Interest Income, Net

Net interest income was $0.2 million for the quarter ended September 27, 2008, compared to $0.1 million for the quarter ended September 29, 2007. Total average debt for the quarter ended September 27, 2008, was $0.5 million compared to $0.8 million for the quarter ended September 29, 2007. Total average cash for the quarter ended September 27, 2008, was $30.7 million compared to $15.5 million for the quarter ended September 29, 2007. The Company did not have any outstanding variable debt during the period ended September 27, 2008.

Foreign Currency Transaction Gain, Net

There was a net foreign currency transaction gain of $0.3 million for the quarter ended September 27, 2008. There was no currency effect on the prior year quarter. The gain is primarily related to the strengthening of the U.S. Dollar against the British Pound, and the revaluation of Sun Ltd. balance sheet items, which were held in U.S. Dollars.

Miscellaneous (Income)/Expense, Net

There was a minimal net miscellaneous expense for the quarter ended September 27, 2008, compared to net miscellaneous income of $0.1 for the quarter ended September 29, 2007. Net miscellaneous (income)/expense is primarily the result of earnings from joint ventures.

Income Taxes

The provision for income taxes for the quarter ended September 27, 2008, was 31.8% of pretax income compared to 36.6% for the quarter ended September 29, 2007. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products and the decrease in the German Statutory tax rate. The 2008 third quarter provision includes tax expense of $0.8 million related to the repatriation of cash from the German subsidiary and a tax benefit of $0.9 million for R&D tax credits for the years 2004 through 2007.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

Net Sales

Net sales were $145.3 million, an increase of $19.3 million, or 15.3%. This increase reflected strong demand in Europe, Asia, and the United States throughout the first half of 2008. Moderate growth continued in the third quarter.

European sales increased 19.2%, or $7.9 million, to $49.0 million. Sales to Germany increased 20.5%, to the U.K. 8.2%, and to France 5.5%. Significant increases were also noted in Austria, Italy, Scandinavia, and the Netherlands.

Asian sales increased 18.0%, or $4.1 million, to $26.9 million. Domestic sales in Korea decreased 1.4%, while sales to China increased 122.8%. Asian sales were strong with significant increases noted in Singapore, United Arab Emirates, and India, in addition to China. The decrease in Korea relates to a significant slowdown in sales to a single customer that supplies products to a U.S. mobile equipment manufacturer.

North American sales increased 11.2%, or $6.6 million, to $65.8 million.

Gross Profit

Gross profit increased 22.7%, or $9.4 million. Gross profit as a percentage of net sales increased to 35.0% from 32.9% last year. Increases in gross profit were primarily due to fixed cost absorption from higher sales volume, productivity improvements in the U.S., and lower material costs in the German operation due to the strength of local currencies against the U.S. dollar for material purchases made in U.S. dollars throughout the first half of 2008.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses increased 8.0%, or $1.3 million, to $17.2 million compared to last year. The change is primarily a result of increases in compensation and fringe benefit costs, including pension expense and group health insurance.

Interest Income, Net

Net interest income for the nine months ended September 27, 2008, was $0.5 million compared to $0.3 for the nine months ended September 29, 2007. Total average debt for the period ended September 27,

2008, was $0.6 million compared to $0.9 million for the period ended September 29, 2007. Total average cash for the period ended September 27, 2008, was $26.3 million compared to $13.4 million for the period ended September 29, 2007. The Company did not have any outstanding variable debt during the period ended September 27, 2008.

Foreign Currency Transaction (Gain)/Loss, Net

There was a net foreign currency transaction gain of $0.2 million for the nine months ended September 27, 2008, compared to a minimal impact from foreign currency transactions during the nine months ended September 29, 2007. While the Euro, the Korean Won and the British Pound weakened against the U.S. Dollar, the UK operations experienced gains related to sales conducted in U.S. dollars and from the revaluation of Sun Ltd. balance sheet items, which were held in U.S. dollars.

Miscellaneous Income, Net

Miscellaneous income was $0.2 for the nine months ended September 27, 2008, compared to $0.3 for the nine months ended September 29, 2007. The current year income was primarily a result of proceeds from an insurance claim and equity earnings. These amounts were partially offset by a loss on disposal of assets.

Income Taxes

The provision for income taxes for the nine months ended September 27, 2008, was 32.7% of pretax income compared to 35.0% for the nine months ended September 29, 2007. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products and the decrease in the German Statutory tax rate. The 2008 provision includes tax expense of $0.8 million related to the repatriation of cash from the German subsidiary and a tax benefit of $0.9 million for R&D tax credits for the years 2004 through 2007.

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

Cash from operations for the nine months ended September 27, 2008, was $30.8 million, compared to $19.8 million for the nine months ended September 29, 2007. The $11.1 million increase in the Company’s net cash flow from operations during the period was due primarily to the increase in net income, offset by changes in working capital. A decrease in other current assets and a smaller increase in accounts receivable and inventory added to operational cash flows. These amounts were partially offset by a smaller increase in accounts payable. Days sales outstanding (DSO) were 38 and 40 at September 27, 2008, and September 29, 2007, respectively. Inventory turns increased to 10.4 as of September 27, 2008, compared to 10.1 as of September 29, 2007.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $6.7 million for the nine months ended September 27, 2008, compared to $9.4 million for the nine months ended September 29, 2007. Also included in capital expenditures for the nine months ended September 27, 2008, is the purchase of land for $2.5 million. Capital expenditures for the year are projected to be approximately $12.0 million.

The Company declared a quarterly dividend of $0.09 per share to shareholders of record as of September 30, 2008, payable on October 15, 2008. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for its investments in Sun China, WhiteOak and High Country Tek. The Company does not have a majority ownership in or exercise control over any of these entities. The Company does not believe that its investments in Sun China, WhiteOak, or High Country Tek qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities (revised December 2003), an interpretation of ARB No. 51, nor are they material to the financial statements of the Company at September 27, 2008.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 29, 2007, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended September 27, 2008. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at September 27, 2008.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4.	CONTROLS AND PROCEDURES

As of September 27, 2008, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 27, 2008, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no significant changes in the Company’s internal controls over financial reporting during the period ended September 27, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 5, 2008.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)