Form 10-K
period 2008-12-27
SUN HYDRAULICS CORP
filed 2009-03-11
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

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

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq Stock Market, LLC, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $381,777,690.

As of February 27, 2009, there were 16,664,653 shares of common stock outstanding.

PART I

ITEM 1. BUSINESS

Overview

Sun Hydraulics (the “Company” or “We”) designs and manufactures screw-in hydraulic cartridge valves, manifolds and integrated packages for sale to international markets. These products are integral parts of hydraulic systems and are used by a variety of capital goods equipment manufacturers to control force, speed and motion.

The cartridge valves Sun Hydraulics produces are differentiated in the marketplace by their floating design. This design methodology provides benefits which include, but are not limited to, enhanced capacity, higher reliability, higher operating pressure capability, reduced size and greater installation flexibility. All of these benefits translate to the Company’s manifold and integrated package offerings.

The breadth and scope of Sun Hydraulics’ product offering is unparalleled in its industry. The Company believes this wide and diverse product offering acts as a barrier to entry for new competitors.

Sun Hydraulics’ products are used by a wide range of industries, most of which are considered capital goods producers. Product sales are broadly segmented by whether the product is used in a mobile or an industrial application. (see Products) Sun Hydraulics’ products are general purpose devices designed for use by a broad market. To a limited degree, the Company has designed specific products to a single customer’s specification.

The Company has operations in the United States, England, Germany, France, Korea, China and India (the Chinese operation is a joint venture and the Indian operation is contractual). Products are sold primarily through independent authorized distributors who often act as system integrators by supplying complete hydraulic systems to OEMs. Sun Hydraulics’ foreign operations sometimes deal directly with customers in addition to managing independent distributors in their respective geographic regions.

In 2008, 47% of consolidated sales went to customers in the Americas, 34% to customers in Europe, the Middle East and Africa, and 19% to customers in the Asia/Pacific Region. In 2008, sales to any single customer or distributor did not exceed 7%.

Sun Hydraulics attributes its success to the innovative design and diversity of its products, the consistent high quality of its products and services, its ability to reliably deliver products on time, the breadth and diversity of its end markets, its geographic presence and the brand recognition of its products. The Company has been profitable every year since 1972 and has paid a dividend every quarter since going public in January 1997.

The Company was organized as a Florida corporation in 1986 to take over the operations of the business of the Company’s predecessor, Suninco, Inc. (f/k/a Sun Hydraulics Corporation). Suninco, Inc. was founded in 1970. The Company’s executive offices are located at 1500 West University Parkway, Sarasota, Florida 34243, and its telephone number is (941) 362-1200. The Company’s website is www.sunhydraulics.com.

Industry Background

Sun Hydraulics is part of the hydraulics industry. Hydraulics is a form of fluid power that is used to achieve power transmission and motion control. Due to its mechanical advantage, hydraulics is widely employed to move and position materials, control machines, vehicles and equipment, and improve industrial efficiency and productivity. The primary products produced by this industry include; pumps, used to create the flow of fluids, valves, used to direct the flow and control pressure and the rate of flow, and actuators, which convert energy to work. The industry also produces other products including hose, fittings, sensors, accumulators, filters, regulators, lubricants, fluids and other items. The industry, in its present form, developed in the 1940s and 1950s.

Screw-in hydraulic cartridge valves provide a more desirable alternative to conventional forms of hydraulic valves. Conventional hydraulic valves are generally large, typically manufactured from iron castings, limited in their interface flexibility and usually designed to control a single task. Screw-in cartridge valves provide the same functional characteristics as conventional valves, but in a smaller size and often at a smaller cost. They are made from machined steel parts, are lighter-weight and more compact than conventional valves and provide significant advantages in interface flexibility.

These advantages help screw-in cartridge valves to displace conventional valves. Hydraulic system design engineers are able to develop complete control systems with multiple screw-in cartridge valves grouped together in a manifold to create an integrated package (i.e. a hydraulic control system functionally analogous to an electronic integrated circuit). Integrated packages optimize the control system, are proprietary to the customer, are compact and lightweight and significantly reduce assembly time and expense for OEMs.

Strategy

Sun Hydraulics will continue to design, manufacture, market and support, on a worldwide basis, differentiated high-performance and high-quality products and systems. The Company believes this focus supports its business objectives of generating sustainable revenue growth that will consistently yield above-average returns on capital while achieving a high level of customer satisfaction. Key elements of the Company’s strategy include the following:

Deliver Value Through High-Quality, High-Performance Products. The Company’s products are designed with operating and performance characteristics that exceed those of many functionally similar products. The Company’s products provide high value because they generally operate more reliably and at higher flow rates and pressures than competitive offerings of the same size.

Achieve a High Level of Customer Satisfaction. Sun Hydraulics schedules orders to the customer’s request date. The Company believes that its long-term success is dependent upon its reputation in the marketplace, which in turn is a result of its ability to service its customers. The Company tests 100% of its screw-in cartridge valves to ensure the highest level of performance on a consistent basis.

Offer a Wide Variety of Standard Products. Sun Hydraulics offers the most comprehensive ranges of screw-in cartridge valves and manifolds in the world. The Company’s products contain a high degree of common content to minimize work in process and maximize manufacturing efficiency. Products are designed for use by a broad base of industries to minimize the risk of dependence on any single market segment or customer.

Expand the Product Line. New products are designed to complement existing products, having a synergistic effect. Where possible, new products use existing parts and generally fit into existing cavities. The Company will continue to develop new non-electrical and electrically actuated cartridges, including solenoid and proportional valves. The Company believes its electrically-actuated cartridge valves help to increase sales of the Company’s other cartridge valves and allow it to compete more effectively for integrated package business.

Capitalize on Integrated Package Opportunities. Sun Hydraulics designs and manufactures integrated packages which incorporate the Company’s screw-in cartridge valves. To support this effort, the Company is able to design and manufacture manifolds at its operations in Sarasota, Florida, and Kansas City, Kansas, USA, Coventry, England, Erkelenz, Germany, Seoul, Korea and at its operation in Shanghai, China. Some of the Company’s distributors also design and manufacture integrated packages which contain the Company’s screw-in cartridge valves. Sun Hydraulics encourages competitive manifold manufacturers to utilize the Company’s screw-in cartridge valves in their integrated package designs. The Company believes that customer requirements in the future will be for integrated packages more so than isolated components.

Expand Global Presence. Sun Hydraulics intends to continue to expand its global presence in the areas of distribution and international operations. The Company has strong distributor representation in most developed and developing markets, including North and South America, Western Europe, Asia, Australia, and South Africa. The Company will continue to expand its presence in key areas including, but not limited to, Eastern Europe, Russia, China and India. A strong local presence helps the Company compete for integrated package business, where proximity to the customer is beneficial.

Maintain a Horizontal Organization with Entrepreneurial Spirit. Sun Hydraulics believes that maintaining its horizontal management structure is critical to retaining key personnel and an important factor in attracting top talent. The Company believes this culture encourages communication, creativity, entrepreneurial spirit, and individual responsibility among employees, and has a large impact on operating results.

Leverage Manufacturing Capability and Know-how as Competitive Advantages. Sun Hydraulics believes its process expertise is a competitive advantage. The Company’s strong process capability is critical in achieving the high performance characteristics of its screw-in cartridge valves and integrated packages. The Company’s in-house heat-treatment capability, somewhat unique in the industry, is critical to the durability and differentiation of the Company’s cartridge valve products.

Sell Through Distributors. Due to the variety of potential customers and the Company’s desire to avoid overhead costs, the sales function is performed primarily by independent distributors. Many of the Company’s distributors sell products manufactured by other companies and act as system integrators by providing complete hydraulic systems to customers.

Develop Closer Relations with Key Customers. The Company maintains close relationships with some OEMs and end users of its products. These relationships help the Company understand and predict future marketplace needs and provide a venue to test and refine new product offerings. The Company recognizes it may sometimes be required to enter into direct transactional relationships to gain business with certain large OEMs. The Company will be selective in developing these relationships to avoid unnecessary bureaucracy and cost.

Form Strategic Relationships/Acquisitions. When it is deemed to be of strategic benefit, Sun Hydraulics may enter into various relationships with other manufacturers including, but not limited to, marketing, brand labeling and other non-exclusive or exclusive agreements. In the future the Company expects to expand its internally developed products and capabilities via investments in outside firms. These investments could be full acquisitions, joint ventures, partial ownership investments or other agreements.

Develop Complete Control System Solutions. Historically, the Company’s products have been purchased as components. Increasingly, the Company is engaged in developing complete integrated package system solutions that integrate more fully with OEMs’ machinery and expects future customer requirements will be in this area.

Products

Screw-in Hydraulic Cartridge Valves

Sun Hydraulics’ screw-in hydraulic cartridge valves are offered in five size ranges and include both electrically actuated and non-electrically actuated products. The floating construction pioneered by the Company results in a self alignment characteristic that provides performance and reliability advantages compared to most competitors’ product offerings. This floating construction differentiates the Company’s products from those of most of its competitors, who design and manufacture rigid screw-in cartridge valves that fit a common cavity. Some competitors manufacture certain products that fit the Company’s cavity.

Standard Manifolds

A manifold is a solid block of metal, usually aluminum or ductile iron, which is machined to create threaded cavities and channels into which screw-in cartridge valves can be installed and through which the hydraulic fluid flows.

The variety of standard manifolds offered by Sun Hydraulics is unmatched by any screw-in cartridge valve or manifold competitor. These products allow customers to easily integrate the Company’s screw-in cartridge valves into their machinery and equipment. Once designed, standard manifolds require minimal, if any, maintenance engineering over the life of the product and can be manufactured at each of the Company’s manufacturing operations.

Integrated Packages (using custom designed manifolds)

An integrated package consists of multiple cartridges assembled into a custom designed manifold for a specific customer to provide the specific operating characteristics of a customer’s circuit.

The advantages of Sun Hydraulics screw-in cartridge valves translate to integrated packages designed by the Company and result in products that are smaller in size with enhanced operating performance. Due to the self-alignment characteristic, the Company’s integrated packages do not routinely require testing once assembled, something often required when using competitive cartridge valves. Additionally, the Company has internally-developed, proprietary expert system software that it uses to manufacture custom manifolds efficiently in low volumes. Integrated packages provide many benefits to end users and equipment manufacturers, including reduced assembly time, order simplification, reduced leakage points, aesthetics, potentially fewer hose and fitting connections, and more control functions in a single location.

Engineering

Sun Hydraulics’ engineers play an important role in all aspects of the business, including design, manufacturing, sales, marketing and technical support. Engineers work within a disciplined set of design parameters that encourages the repeated incorporation of existing parts in new products. Engineers work closely with manufacturing personnel to define the processes required to manufacture products reliably and consistently.

Manufacturing

The Company is a process intensive manufacturing operation that makes extensive use of automated handling and assembly technology (including robotics) where possible to perform repetitive tasks, thus promoting manufacturing efficiencies and workplace safety. The Company is somewhat vertically integrated and has the capability to manufacture many of the parts that go into its products.

At its two Sarasota, Florida, manufacturing plants, the Company has extensive testing facilities that allow it to test fully all cartridge valve products. A metallurgist and complete metallurgical laboratory support the Company’s design engineers and in-house heat treatment.

The Company does not hold finished goods inventory but relies on its distributors to purchase and maintain sufficient inventory to meet customers’ demands. Most raw materials, including aluminum and steel, are delivered on a just-in-time basis. These and other raw materials are commercially available from multiple sources.

The Company controls most critical finishing processes in-house but relies on a small network of outside manufacturers to machine cartridge parts to varying degrees of completeness. Many high-volume machining operations are performed exclusively at outside suppliers. The Company is selective in establishing its supplier base and attempts to develop and maintain long-term relationships with suppliers.

The Company continually reviews all of its suppliers to improve the quality of incoming parts and to assess opportunities for better control of both price and quality. The Company’s quality systems at the U.S. and U.K. facilities are in compliance with ISO 9001:2000 for design and manufacture of steel cartridge valves, aluminum and ferrous manifolds for hydraulic systems. Those in Germany are certified to ISO 9001:2000 for the design, distribution and manufacturing of hydraulic components for mobile and industrial applications. Those in Korea are certified to ISO 9001:2000 and 14001:2004 for the design, development, production, and after sales service of hydraulic valves.

Sales and Marketing

Sun Hydraulics products are sold globally, primarily through independent fluid power distributors. Technical support is provided by each of the Company’s operations (Florida, Kansas, England, Germany, France, Korea, India and China).

The Company currently has 79 distributors, 55 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2008, sales to the Company’s largest distributor represented less than 7% of net sales.

In addition to distributors, the Company sells directly to other companies within the hydraulic industry, including competitors, who incorporate the Company’s products into their hydraulic products or systems. The Company believes making it easy for other manufacturers to buy its products often offers them better alternatives than developing like products themselves.

The Company, to a limited degree, sells product directly to OEMs. Although the Company does not have any employee whose primary responsibility is direct sales, it may consider this in the future. The Company recognizes that to gain access to certain large OEM accounts it may have to deal directly with customers in the areas of sales and support.

The Company provides end users with technical information via its website and catalogues. This includes all information necessary to specify and obtain the Company’s products. The Company believes this approach helps stimulate demand for the Company’s products. The Company’s website is complete and easy to use with product information available 24 hours a day, seven days a week around the world.

Customers

Customers are broadly classified by being mobile or industrial.

Mobile applications involve equipment that generally is not fixed in place and is often operated in an uncontrolled environment, such as construction, agricultural, mining, and fire and rescue and other utility equipment. Mobile customers historically account for approximately two thirds of the Company’s net sales.

Industrial applications involve equipment that generally is fixed in place in a controlled environment. Examples include automation machinery, presses, plastics machinery such as injection molding equipment, and machine tools. Industrial applications historically account for approximately one third of the Company’s net sales.

In recent years, new applications have emerged that do not fit conveniently into the mobile or industrial categories, often blending requirements of each. Some of these applications include animatronics, wind power, wave power, solar power and amusement park rides. The Company expects its products to continue to be applied in areas outside of traditional mobile or industrial markets.

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

Competition

The Company’s competitors include full-line producers and niche suppliers similar to the Company. Most competitors market globally. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by Sun Hydraulics. The industry has experienced significant consolidation in recent years. Notably, large, full-line producers have acquired most of the independent screw-in hydraulic cartridge valve companies.

Most of the Company’s competitors produce screw-in cartridge valves that fit an industry common cavity that sometimes allows their products to be interchangeable. The industry common cavity is not currently supported by any national or global standards organizations, although there is an ongoing effort to standardize a modified version of this cavity in the United States. The International Standards Organization (ISO) has a standard screw-in cartridge cavity that is different from the industry common cavity, but the Company is not aware of any major competitor that currently produces a full line of standard products conforming to the ISO standard. The Company does not manufacture a product that fits either the industry common or the ISO standard cavity. Some competitors manufacture selected screw-in cartridge valves that fit the Company’s cavity. (see Risk Factors: The marketplace could adopt an industry standard cavity.)

The Company believes that it competes based upon the quality, reliability, price, value, speed of delivery and technological characteristics of its products and services.

Employees

As of December 27, 2008, Sun Hydraulics had 682 full-time employees in the United States, 75 in England, 36 in Germany, 3 in France and 42 in Korea. Over 90% of its employees are engaged in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company’s operating units, and management believes that relations with its employees are good. Employees are paid either hourly or with an annual salary at rates that are competitive with other companies in the industry and geographic areas in which they operate. Management believes that Sun Hydraulics’ culture, competitive salaries and wages, above average health and retirement plans, and a safe and pleasant working environment discourages employee turnover and encourages efficient, high-quality production. Nevertheless, due to the nature of the Company’s manufacturing business, it is sometimes difficult to attract skilled personnel. (see Risk Factors: Dependence on key employees and skilled personnel)

Patents and Trademarks

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

Available Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as its proxy statements and other materials which are filed with or furnished to the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through the Sun Hydraulics website under the heading “Investor Relations—Reports—SEC Filings,” as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

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

Sales in our industry are subject to economic cycles. The capital goods industry in general, and the hydraulic industry in particular, are subject to economic cycles, which directly affect customer orders, lead times and sales volume. Economic downturns generally have a material adverse effect on our business and results of operations, as they did in 2001 through 2003 and they are now. Economic up cycles provide a context where demand for capital goods is stimulated, creating increased demand for the products we produce. In the future, continued weakening or improvement in the economy will directly affect orders and influence results of operations.

We are subject to intense competition. The hydraulic valve industry is intensely competitive, and competition comes from a large number of competitors, some of which are full-line producers and others that are niche suppliers like us. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by us. We believe that we compete based upon quality, reliability, price, value, speed of delivery and technological characteristics. Many screw-in cartridge valve competitors are owned by corporations that are significantly larger and have greater financial resources than we have. We cannot assure that we will continue to be able to compete effectively with these companies.

Most competitors either manufacture manifolds or have sources that they use on a regular basis. In addition, there are many independent manifold suppliers that produce manifolds incorporating various manufacturers’ screw-in cartridge valves, including those made by us. Finally, there are many small, independent machine shops that produce manifolds at very competitive prices. We believe that competition in the manifold and integrated package business is based upon quality, price, performance, proximity to the customer and speed of delivery. Many competitors have very low overhead structures and we cannot assure that we will be able to continue to compete effectively with these companies.

In addition, we compete in the sale of hydraulic valves, manifolds and integrated packages with certain of our customers, who also may be competitors. Generally, these customers purchase cartridge valves from us to meet a specific need in a system that cannot be filled by any valve they make themselves. To the extent that we introduce new products in the future that increase competition with such customers, it may have an adverse effect on our relationships with them.

The marketplace could adopt an industry standard cavity that would not accommodate our products. Our screw-in cartridge valves fit into a unique cavity for which, to date, few other manufacturers have designed products. Accordingly, our screw-in cartridge valves are not interchangeable with those of other manufacturers. Most competitive manufacturers produce screw-in cartridge valves that fit into an industry common cavity. There is an ongoing effort in the United States to produce a new standard for screw-in hydraulic cartridge valve cavities based on the industry common cavity. Additionally, the International Standards Organization (“ISO”) has an existing industry standard for screw-in hydraulic cartridge valve cavities, which is different from our cavity and the industry common cavity. In our view, the industry common cavity, as well as the suggested standardized form of this cavity, and the ISO standard cavity, fail to address critical functional requirements, which could result in performance and safety problems of significant magnitude for end users. To our knowledge, no major competitor has converted its standard product line to fit the ISO standard cavity. Any move by a substantial number of screw-in cartridge valve and manifold manufacturers toward the adoption of ISO standard or another standard, based on the existing industry common cavity, could have a material adverse effect on our business, financial condition and results of operation. See “Item 1.—Business — Competition.”

We are subject to risks relating to international sales. In 2008, approximately 58% of our net sales were outside of the United States. For the past ten years, international sales have continued to represent a greater proportion of our consolidated sales. We will continue to expand the scope of operations outside the United States, both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions, and, particularly in emerging economies, potential political and economic instability and regional conflicts. Furthermore, our international operations generate sales in a number of foreign currencies, particularly British pounds, the Euro, and the Korean Won. Therefore, our financial condition and results of operations can be affected by fluctuations in exchange rates between the United States dollar and these currencies. Any or all of these factors could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various risks relating to our growth strategy. In pursuing our growth strategy, we intend to expand our presence in existing markets and enter new markets. In addition, we may pursue acquisitions and joint ventures to complement our business. Many of the expenses arising from expansion efforts may have a negative effect on operating results until such time, if at all, that these expenses are offset by increased revenues. We cannot assure that we will be able to improve our market share or profitability, recover our expenditures, or successfully implement our growth strategy. See “Item 1.—Business — Strategy.”

The expansion strategy also may require substantial capital investment for the construction of new facilities and their effective operation. We may finance the acquisition of additional assets using cash from operations, bank or institutional borrowings, or through the issuance of debt or equity securities. We cannot assure that we will be able to obtain financing from bank or institutional sources or through the equity or debt markets or that, if available, such financing will be on acceptable terms.

We are dependent upon key employees and skilled personnel. Our success depends, to some extent, upon a number of key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Future operating results depend to a significant degree upon the continued contribution of key technical personnel and the skilled labor force. Competition for management and engineering personnel is intense and other employers may have greater financial and other resources. We conduct a substantial part of our operations in Sarasota, Florida. Continued success is dependent on the Company’s ability to attract and retain a skilled labor force at this location. There are no assurances that we will continue to be successful in attracting and retaining the personnel required to develop, manufacture and market our products and expand our operations. See “Item 1.—Business — Employees.”

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

We are dependent upon our parts suppliers. Our largest expense in cost of sales is purchased cartridge valve parts. We cannot assure you that our manufacturing costs and output would not be materially and adversely affected by operational or financial difficulties experienced by one or more of our suppliers.

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

We are subject to the cost of environmental compliance and the risk of failing to comply with environmental laws. Our operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. We believe that our current operations are in substantial compliance with applicable environmental laws and regulations, the violation of which could have a material adverse effect on our business, financial condition and results of operations. New laws and regulations, or stricter interpretations of existing laws or regulations, could have a material adverse affect on our business, financial condition and results of operations. We have not suffered any material adverse effects due to compliance with environmental laws and regulations in the past.

Our board may decide to reduce or eliminate dividends. Although we have paid a cash dividend each quarter since our common stock began publicly trading in 1997, we cannot assure that funds will be available for this purpose in the future. The declaration and payment of dividends is subject to the sole discretion of our board of directors and will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed relevant by the board, and may be restricted by the terms of our credit facilities.

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

We are subject to control by certain shareholders and management. Christine L. Koski, the daughter of the deceased founder of the Company, Robert E. Koski, is a member of the board of directors. She, along with other family members, own or control approximately 29% of the outstanding shares of our common stock. Accordingly, the members of the Koski family have the ability to influence significantly the election of our directors and the outcome of certain corporate actions requiring shareholder approval, and to influence our business. Such influence could preclude any acquisition of the Company and could adversely affect the price of our common stock. Our directors and executive officers as a group beneficially own or control approximately 29% of the outstanding shares of our common stock.

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

Both facilities in Florida are encumbered by a revolving line of credit, which matures on August 1, 2011. Monthly payment of interest only is due on the revolving line of credit, with a variable interest rate based upon the Company’s leverage ratio. At December 27, 2008, there was no outstanding balance on the line of credit.

The Company also owns 2 parcels of vacant land in Manatee County, Florida, for future expansion requirements. There is no mortgage on these properties and the Company believes the land to be well suited for additional manufacturing capacity.

The Company leases a 17,000 square foot manufacturing facility in Lenexa, Kansas, which is used to manufacture manifolds for the North American market.

The Company owns a 37,000 square foot facility in Coventry, England, free of any encumbrances. The facility, while primarily acting as a distributor, is also involved in cartridge assembly and manifold manufacturing.

The Company owns a 45,000 square foot distribution and manufacturing facility in Erkelenz, Germany, free of any encumbrances. This facility is well suited to house equipment used for manufacturing and testing of the Company’s products. Currently, a small portion of the manufacturing area is utilized and the remainder is leased on an annual basis to an outside company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 27, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock of the Company has been trading publicly under the symbol SNHY on the Nasdaq Global Select Market since the Company’s initial public offering on January 9, 1997. The following table sets forth the high and low closing sale prices of the Company’s Common Stock as reported by the Nasdaq Global Select Market and the dividends declared for the periods indicated. 2007 first quarter stock prices and dividend are adjusted for a three-for-two stock split, effected in the form of a 50% stock dividend, which became effective on July 15, 2007.

	High	Low	Dividends declared
2008
First quarter	$30.620	$19.130	$0.090
Second quarter	41.040	29.270	0.180
Third quarter	42.060	25.840	0.090
Fourth quarter	26.040	11.460	0.090
2007
First quarter	$18.300	$13.307	$0.067
Second quarter	32.833	17.460	0.090
Third quarter	37.990	22.520	0.090
Fourth quarter	35.990	25.130	0.090

Holders

There were 116 shareholders of record of Common Stock on February 27, 2009. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 12,000 beneficial owners of Common Stock.

Dividends

Quarterly dividends were paid on the 15th day of each month following the date of declaration. Additionally, the Company declared a special cash dividend of $0.09 per share to shareholders of record as of May 15, 2008, that was paid on May 30, 2008. The Company’s board of directors currently intends to continue to pay a quarterly dividend of at least $0.09 per share during 2009 and has announced a special cash dividend of $0.09 per share to shareholders of record as of March 15, 2009, payable on March 31, 2009. However, the declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its stock during the fourth quarter of 2008.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Sun Hydraulics Corporation, the Russell 2000 Index and the Value Line Machinery Industry Stock Index, from December 27, 2003, to December 27, 2008, assuming $100 invested in each on December 27, 2003. Total return assumes reinvestment of any dividends for all companies considered within the comparison. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/27/03	12/25/04	12/31/05	12/30/06	12/29/07	12/27/08
Sun Hydraulics Corporation	100.00	224.95	417.03	451.29	839.78	612.91
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Value Line Machinery Industry Group	100.00	124.95	135.54	161.34	213.48	103.92

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

	Year Ended
	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006	Dec 31, 2005	Dec 25, 2004
	(in thousands except per share data)
Statement of Operations:
Net sales	$178,278	$167,374	$142,282	$116,757	$94,503
Gross profit	59,117	54,850	43,932	36,918	28,535
Operating income	36,377	33,635	25,051	19,180	12,294
Income before income taxes	37,729	34,371	24,903	19,137	11,732

Net income	$25,735	$22,131	$16,223	$12,808	$7,830

Basic net income per common share	$1.55	$1.35	$0.99	$0.79	$0.51
Diluted net income per common share	$1.55	$1.34	$0.99	$0.78	$0.50

Dividends per common share	$0.45	$0.34	$0.27	$0.20	$0.10

Other Financial Data:
Depreciation and amortization	$7,096	$6,341	$5,849	$5,604	$5,465
Capital expenditures	10,874	12,591	9,525	8,813	4,987

Balance Sheet Data:
Cash and cash equivalents	$35,303	$19,337	$9,497	$5,830	$9,762
Working capital	50,217	36,198	24,015	16,391	16,723
Total assets	122,385	110,780	87,185	73,561	71,808
Total debt	272	701	1,072	2,384	12,254
Shareholders’ equity	106,556	91,882	70,800	56,440	45,403

Quarterly Results of Operations

(unaudited, in thousands)

	For the Quarter Ended
	Dec 27, 2008	Sep 27, 2008	Jun 28, 2008	Mar 29, 2008
Net sales	$32,936	$44,771	$51,563	$49,008
Gross profit	8,210	14,738	19,075	17,094
Operating income	2,674	9,281	13,283	11,139
Income before income taxes	3,154	9,768	13,341	11,465
Net income	$2,480	$6,657	$8,908	$7,690

Basic net income per common share	$0.15	$0.40	$0.54	$0.46
Diluted net income per common share	$0.15	$0.40	$0.54	$0.46

	For the Quarter Ended
	Dec 29, 2007	Sep 29, 2007	Jun 30, 2007	Mar 31, 2007
Net sales	$41,289	$41,809	$43,422	$40,854
Gross profit	13,346	13,324	14,297	13,883
Operating income	8,064	8,045	8,859	8,667
Income before income taxes	8,198	8,280	9,045	8,849
Net income	$5,127	$5,246	$5,952	$5,806

Basic net income per common share	$0.31	$0.32	$0.36	$0.35
Diluted net income per common share	$0.31	$0.32	$0.36	$0.35

	For the Quarter Ended
	Dec 30, 2006	Sep 30, 2006	Jul 1, 2006	Apr 1, 2006
Net sales	$34,967	$36,202	$36,928	$34,185
Gross profit	11,051	10,662	11,239	10,981
Operating income	6,237	5,955	6,549	6,310
Income before income taxes	6,253	5,896	6,501	6,253
Net income	$3,813	$3,916	$4,314	$4,180

Basic net income per common share	$0.23	$0.24	$0.26	$0.25
Diluted net income per common share	$0.23	$0.24	$0.26	$0.25

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned subsidiaries and independent distributors. Sales outside the United States for the year ended December 27, 2008, were approximately 58% of total net sales.

Approximately two thirds of product sales are used by the mobile market, which is characterized by applications where the equipment is not fixed in place, the operating environment is often unpredictable, and duty cycles are generally moderate to low. Some examples of the mobile market include equipment used in off-road construction, agriculture, fire and rescue, utilities, oil fields, and mining.

The remaining one third of sales are used by industrial markets, which are characterized by equipment that is fixed in place, typically in a controlled environment, and which operates at higher pressures and duty cycles. Power units, automation machinery, metal cutting machine tools and plastics machinery are some examples of industrial equipment. The Company sells to both markets with a single product line.

Industry Conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 8% and 1%, in 2008 and 2007, respectively.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index was 32.9 at the end of December 2008 compared to 48.4 at the end of December 2007. When the PMI is below 50, it indicates economic contraction. PMI remained relatively flat throughout most of 2008 before declining by nearly 12% in September compared to August. PMI continued to drop throughout the fourth quarter with December down over 33% compared to August PMI. PMI increased 8% in January 2009 compared to December 2008.

Results for the 2008 fiscal year

(Dollars in millions except net income per share)

	December 27, 2008	December 29, 2007	Increase
Twelve Months Ended
Net Sales	$178.3	$167.4	7%
Net Income	$25.7	$22.1	16%
Net Income per share:
Basic	$1.55	$1.35	15%
Diluted	$1.55	$1.34	16%

Three Months Ended
Net Sales	$32.9	$41.3	-20%
Net Income	$2.5	$5.1	-51%
Net Income per share:
Basic	$0.15	$0.31	-52%
Diluted	$0.15	$0.31	-52%

The Company experienced another record year in 2008 with sales of $178.3 million, net income of $25.7 million, and cash flow from operations of $38.5 million.

Demand from the Company’s end markets was strong for the first three quarters of the year. Business began rapidly slowing in October. Because its book-to-ship cycle is so short, about four weeks, the Company began to feel the slowdown immediately. Fourth quarter sales to North America posted the smallest decline at 11%, Europe decreased 22%, and Asia was down 46%, resulting primarily from a drastic slowdown in Korea. Despite this slowdown, 2008 sales were still up 7% compared to 2007 and net income was up 16%. Current order levels in 2009 are as low as what we experienced at the end of 2003 and beginning of 2004.

Management is cognizant of the impact this recession has already had on the Company’s business and what a protracted global downturn will mean for its business levels going forward. The Company has already experienced the reduction of sales in December 2008 and, as evidenced by the forecast, this will extend throughout the first quarter of 2009. The reduced sales, coupled with the Company’s high fixed cost base, will ultimately result in a decrease in net income, which will exceed the decrease in sales. To address this decreased demand, the Company has eliminated overtime, frozen salaries for executives and key employees, intermittently shut down plants, and tightened discretionary spending.

For the past five years, the Company has benefited from a robust economic environment. The Company positioned itself to capitalize on this environment by having the appropriate products, services, and capacity to be able to satisfy our customers’ needs. The Company’s focus remains on preparation for the next growth cycle, developing new products, and enhancing productivity. During this period, the Company will not stop investing for future growth.

Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy. The Company ended 2008 with cash of $35.3 million, up $16.0 million from the previous year, an unused line of credit of $35.0 million, and less than half a million dollars of long-term debt. The Company continued to invest in its business in 2008 with capital expenditures for the year of approximately $10.9 million. The Company estimates capital expenditures in 2009 will be $7.0 million. The Company has ample cash to do the things management believes are necessary to position the Company to take the next step in its growth.

Dividends and Shared Distribution

The Company continues to share its success with both employees and shareholders. In May 2008, the Board introduced and declared its first shared distribution dividend. The shared distribution dividend rewards employees through a contribution into their retirement accounts and concurrently rewards shareholders with a special cash dividend. The Company declared a cash dividend of $0.09 per share, relating to the shared distribution, to shareholders of record as of May 15, 2008, that was paid on May 30, 2008. In addition to 6% of 2007 wages, U.S. employees received another 3% of wages in conjunction with the shared distribution dividend. The Company developed plans for international employees to participate in these shared distributions and they will receive their first contributions in 2009. Three percent of 2008 wages was accrued for international employees throughout 2008. The Company also declared its regular quarterly dividends of $0.09 per share for each quarter of 2008. These dividends were paid on the 15th day of each month following the date of declaration. Total dividends paid were $0.45 per share in 2008 for a total of $7.5 million.

In accordance with the Company’s performance for 2008, the board of directors felt it was appropriate to reward the Company’s employees for their diligent work and its shareholders for their support. This decision is consistent with Sun’s focus on long-term sustainable growth. The board of directors again declared a shared distribution dividend of $0.09 per share to shareholders of record on March 15, 2009, payable on March 31, 2009. Employees worldwide will receive 9% of their 2008 wages in accordance with the shared distribution, which amounts to approximately $3.0 million. The majority of employees will receive their shared distribution in the form of Company stock into qualified retirement accounts. The employee portion of the shared distribution reduced EPS for the fourth quarter and for the year by approximately $0.06 per share.

Outlook

The slowdown in business activity that began in October continued in the first two months of 2009. During this slowdown Sun has taken actions to reduce discretionary expenses while continuing to invest in people, processes, equipment, and product development. Sun’s 2009 first quarter sales are expected to be approximately $25.0 million with net income near breakeven. As in past business cycles, Sun’s investments throughout the business cycle directly translate into new business and increased market share as the economy recovers and that recovery in the business cycle often happens unannounced and at a rapid pace.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s statements of operations as a percentage of net sales.

	For the Year Ended
	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006	Dec 31, 2005	Dec 25, 2004
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	33.2%	32.8%	30.9%	31.6%	30.2%
Operating income	20.4%	20.1%	17.6%	16.4%	13.0%
Income before income taxes	21.2%	20.5%	17.5%	16.4%	12.4%

Segment Information (in thousands)

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated
2008
Sales to unaffiliated customers	$111,180	$17,455	$27,356	$22,287	$—	$178,278
Intercompany sales	28,656	—	245	2,282	(31,183)	—
Operating income	24,531	1,148	7,693	3,231	(226)	36,377
Total assets	91,855	6,680	10,980	15,049	(2,179)	122,385
Depreciation and amortization	5,139	151	572	1,234		7,096
Capital expenditures	9,904	39	298	633		10,874

2007
Sales to unaffiliated customers	$99,516	$20,567	$24,164	$23,127	$—	$167,374
Intercompany sales	30,344	—	142	2,621	(33,107)	—
Operating income	22,408	2,103	5,955	3,205	(36)	33,635
Total assets	74,026	9,067	12,710	17,079	(2,102)	110,780
Depreciation and amortization	4,488	178	556	1,119		6,341
Capital expenditures	9,339	284	125	2,843		12,591

2006
Sales to unaffiliated customers	$89,077	$16,368	$19,128	$17,709	$—	$142,282
Intercompany sales	25,809	—	106	2,990	(28,905)	—
Operating income	16,608	2,212	4,046	2,330	(145)	25,051
Total assets	59,505	7,580	8,187	13,756	(1,843)	87,185
Depreciation and amortization	4,206	150	510	983		5,849
Capital expenditures	8,408	122	238	757		9,525

Comparison of Years Ended December 27, 2008 and December 29, 2007

Net Sales

Net sales were $178.3 million, an increase of $10.9 million, or 6.5%, compared to $167.4 million in 2007. Net sales increased 7.2% excluding the effect of exchange rates. The increase in net sales was primarily driven by increased demand in our end markets, which primarily include capital goods equipment. Price increases in 2008 accounted for approximately 1% of total sales. New product sales (defined as products introduced within the last five years) generally make up 15% of total sales.

North American sales increased 5.7% or $4.5 million, to $83.1 million in 2008, Asian sales increased 2.3% or $0.7 million, to $30.9 million in 2008, and European sales increased 9.2% or $5.0 million, to $59.3 million in 2008.

The U.S. reporting segment had sales of $111.2 million during 2008, up $11.7 million or 11.7%, compared to sales of $99.5 million during 2007. The increase was driven by demand in our end markets. International sales out of the U.S. were $37.1 million during 2008, up 26.6% or $7.8 million, compared to $29.3 million during 2007. Significant increases in sales were noted in Italy, China, and Australia.

The Korean reporting segment had sales of $17.5 million during 2008, down $3.1 million or 15.1%, compared to sales of $20.6 million during 2007. Currency effect reduced 2008 sales by approximately $2.0 million. The remaining decrease was related to a slowdown in sales to four major Korean customers that are in the construction equipment industry.

The German reporting segment had sales of $27.4 million during 2008, up $3.2 million or 13.2%, compared to sales of $24.2 million during 2007. Currency effect contributed approximately $2.1 million to sales in 2008. The remaining increase is primarily related to demand within Germany and in Austria.

The U.K. reporting segment had sales of $22.3 million during 2008, down $0.8 million or 3.6%, compared to sales of $23.1 million during 2007. Currency effect reduced 2008 sales by approximately $0.7 million, primarily related to sales in U.S. Dollars. The U.K experienced reduced sales within the U.K. and in Ireland, while increasing sales to Netherlands, Norway, and United Arab Emirates.

Gross Profit

Gross profit increased $4.3 million or 7.8% to $ 59.1 million in 2008, compared to $54.9 million in 2007. Gross profit as a percentage of net sales increased to 33.2% in 2008, compared to 32.8% in 2007. Margins were very strong in the first and second quarter of 2008, at 34.9% and 37.0%, respectively. The Company experienced some deterioration in the third quarter of 2008 when margins slipped to 32.9%. The sharp decline in 2008 fourth quarter sales resulted in gross margins of 24.9%. The Company has a large fixed cost base. This worked to its advantage over the last few years when the Company was able to leverage these fixed costs against consistently rising revenue. However, it has the opposite effect as the Company gets into periods of rapidly declining sales. The fixed costs remain, but cannot be absorbed as quickly by the lower revenue.

For 2008, the gross profit increases were primarily related to higher sales volume, which contributed $3.6 million of the increase. The remaining gains in gross profit were attributed to productivity improvements of approximately $0.8 million, primarily in the U.S. and U.K., and lower material costs of approximately $0.4 million, primarily in the U.S. and Europe. Decreases in overhead expenses as a percent of sales of approximately $1.2 million were offset by the increased retirement benefits primarily relating to the shared distributions of approximately $1.7 million.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses in 2008 were $22.7 million, a $1.5 million, or 7.2%, increase, compared to $21.2 million in 2007. The change is primarily a result of increases in compensation of $0.6 million, fringe benefit costs of $0.7 million, and professional fees of $0.2 million. The fringe benefits include an increase in retirement benefits primarily relating to the shared distributions of approximately $0.8 million. The increase in professional fees is related to additional tax services for the R&D tax credit study.

Operating Income

Operating income increased $2.7 million or 8.2% to $36.4 million in 2008, compared to $33.6 million in 2007, with operating margins of 20.4% and 20.1% for 2008 and 2007, respectively.

The U.S. reporting segment contributed $24.5 million to our consolidated operating income during 2008 compared to $22.4 million during 2007, an increase of $2.1 million. Record sales volume contributed $2.6 million to operating income. Additional increases resulted from decreased material costs, relating to redesign and resourcing of products, and productivity improvements. Increases in operating income were partially offset by increases in retirement benefits primarily relating to the shared distributions of approximately $1.8 million.

The Korean reporting segment contributed $1.1 million to our consolidated operating income during 2008 compared to $2.1 million during 2007, a decrease of $1.0 million. Reduction in sales resulted in a $0.3 million decrease in operating income. The remaining decrease resulted from increased material costs primarily related to the devaluation of the Korean Won against the U.S. Dollar for purchases made in U.S. Dollars.

The German reporting segment contributed $7.7 million to our consolidated operating income during 2008 compared to $6.0 million during 2007, an increase of $1.7 million. Record sales volume contributed $0.8 million to operating income. The remaining increase is primarily related to material costs due to the strength of the Euro against the U.S. Dollar for material purchases made in U.S. Dollars during the first nine months of the year. Increases in operating income were partially offset by the shared distributions of approximately $0.2 million.

The U.K. reporting segment contributed $3.2 million to our consolidated operating income during 2008 and 2007. The reduction in sales and shared distributions reduced operating income by approximately $0.5 million. These decreases were offset by gains in productivity and a reduction in fixed costs.

Interest Income, Net

Net Interest income for 2008 was $0.8 million compared to net interest income of $0.4 million for 2007. Total average debt for 2008, was $0.5 million compared to $0.9 million for 2007. Total average cash for 2008, was $27.3 million compared to $14.4 million for 2007. The Company did not have any outstanding variable debt during 2008.

Foreign Currency Transaction Gain, Net

Net foreign currency transaction gain was $0.5 million in 2008 compared to a minimal amount in 2007. While the Euro, the Korean Won and the British Pound weakened against the U.S. Dollar, the UK operations experienced gains related to sales conducted in U.S. dollars and from the revaluation of Sun Ltd. balance sheet items, which were held in U.S. dollars.

Miscellaneous Income, Net

Miscellaneous income was $0.1 million in 2008 compared to $0.3, million in 2007. The decrease is primarily related to a reduction in equity method investment earnings from the prior year. The current year income was primarily a result of proceeds from an insurance claim. This amount was partially offset by a loss on disposal of assets and charitable contributions.

Income Taxes

The provision for income taxes for the year ended December 27, 2008, was 31.8% of pretax income compared to 35.6% for the year ended December 29, 2007. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products and the decrease in the German Statutory tax rate. The 2008 U.S. provision includes tax expense of $0.8 million related to the repatriation of cash from the German subsidiary and a tax benefit of $0.8 million for R&D tax credits for the years 2004 through 2007.

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

Net cash flow from operations in 2008 was $38.5 million, compared to $28.2 million in 2007 and $19.6 million in 2006. The $10.3 million increase in the Company’s net cash flow from operations in 2008 was due primarily to the increase in net income of $3.6 million, and decreases in accounts receivable and inventory totaling $6.0 million compared to increases in the prior year totaling $4.5 million. Cash on hand increased $16.0 million from $19.3 million in 2007 to $35.3 million in 2008. Days sales outstanding decreased to 30 in 2008 from 38 in 2007 and inventory turns increased to 11.1 in 2008 from 9.9 in 2007. The decrease in days sales outstanding is primarily attributed to the steep decline in sales during the fourth quarter. The Company has not had, nor does it anticipate, any significant issues with collectability even in this difficult economic environment. As evidenced by the inventory turns, the Company has and continues to manage inventory levels, as it manufactures and ships product on a just in time basis. The increase in the Company’s net cash flow from operations in 2007, compared to 2006 was due primarily to the increase in net income of $5.9 million, and increases in accounts payable, and accrued expenses. In addition, the Company did not experience as much of an increase in inventory compared to the prior year.

Total capital expenditures for 2008 were $10.9 million. Capital expenditures, consisting primarily of purchases of machinery and equipment, were $8.4 million in 2008, compared to $12.6 million in 2007 and $9.5 million in 2006. Also included in capital expenditures for the year ended December 27, 2008, was the purchase of land for $2.5 million. Capital expenditures in 2009 are projected to be $7.0 million.

On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. with Fifth Third Bank (the “Bank”). The new financing consists of a secured revolving line of credit of $35 million (the “Line of Credit”). The Line of Credit is secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. The Line of Credit has a floating interest rate based upon LIBOR plus 1.5% or the Bank’s Base Rate, whichever is more advantageous. The Line of Credit is payable in full on August 1, 2011, but maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank. At December 27, 2008, the Line of Credit had no outstanding balance.

The Line of Credit is subject to debt covenants including: 1) Debt (as defined) to Tangible Net Worth (as defined) ratio of not more than 1.5:1.0, 2) Funded Debt (as defined) to EBITDA (as defined) ratio of not more than 2.5:1.0, and 3) EBIT (as defined) to Interest Expense (as defined) ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of December 27, 2008, the Company was in compliance with all debt covenants.

The Company declared the following regular quarterly dividends to shareholders of record on the last day of the respective quarter:

	2008	2007	2006
First quarter	$0.090	$0.067	$0.067

Second quarter	0.090	0.090	0.067

Third quarter	0.090	0.090	0.067

Fourth quarter	0.090	0.090	0.067

These dividends were paid on the 15th day of each month following the date of declaration. In addition, the Company declared a special cash dividend of $0.09 per share to shareholders of record as of May 15, 2008, that was paid on May 30, 2008.

The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

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

OTHER MATERIAL COMMITMENTS. Our contractual obligations and debt obligations as of December 27, 2008, are summarized in the table below (in thousands):

	Payments due by Period
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Debt	$272	147	125	—	—

Operating leases	182	149	33	—	—

Other long term liabilities (1)	383	50	28	—	305

Total contractual obligations	$837	$346	$186	$—	$305

(1)	Other long term liabilities consist of deferred income of $78 and deferred compensation of $305. The deferred income is a result of a non-exclusive supply agreement with Bosch Rexroth, A.G., a German full-line hydraulic component and systems manufacturer, under which the Company will manufacture selected products carrying the Rexroth logo. In addition, the Company has a non-exclusive licensing agreement whereby Rexroth may manufacture some of the Company’s products for use in its own fluid power systems. The licensing agreement was entered into in 1999 and will expire in 2010. Currently, Rexroth has elected not to manufacture any products under the licensing agreement, but continues to purchase these same products from the Company. The original amount received with regard to the licensing agreement was $500,000, which is being recognized over the life of the agreement. Deferred compensation relates to Director compensation for attendance at Board meetings. Amounts will be paid upon an individual ceasing to be a Director of the Company.

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

Revenue Recognition

The Company reports revenues, net of sales incentives, when title passes and risk of loss transfers to the customer. The effect of material non-recurring events related to product liabilities is provided for when they become known. The Company has not experienced any material product liabilities in the past.

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the Consolidated Balance Sheet. A valuation based on the cash flow method was performed at December 27, 2008 and December 29, 2007. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 8 to the Financial Statements for goodwill amounts.

Accruals

The Company makes estimates related to certain employee benefits and miscellaneous accruals. Estimates for employee benefit accruals are based on management’s assessments of estimated liabilities related to workers’ compensation, health care benefits and annual contributions to an employee stock ownership plan (“ESOP”), established in 2004 as part of the Company’s retirement plan. Estimates for miscellaneous accruals are based on management’s assessment of estimated liabilities for costs incurred.

The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $115 thousand on an individual basis and approximately $6.3 million on an aggregate basis.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for an acquiring entity to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported within equity and the amount of consolidated net income attributable to the noncontrolling interest be identified in the consolidated financial statements. SFAS 160 calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In April 2008, The FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.(“SFAS 142”) The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

The Company uses the equity method of accounting to account for its investments in Sun China, WhiteOak and High Country Tek. The Company does not have a majority ownership in or exercise control over any of the entities. The Company does not believe that its investments in Sun China, WhiteOak, or High Country Tek qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities (revised December 2003), an interpretation of ARB No. 51, nor are they material to the financial statements of the Company at December 27, 2008.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company has managed this risk by its ability to select the interest rate on its debt financing at LIBOR plus 1.5% or the Bank’s Base Rate, whichever is more advantageous. The Company had no variable-rate debt outstanding at December 27, 2008, and December 29, 2007.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany, and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements:

Report of Independent Registered Certified Public Accounting Firm	28

Consolidated Balance Sheets as of December 27, 2008 and December 29, 2007	29

Consolidated Statements of Operations for the years ended December 27, 2008, December 29, 2007, and December 30, 2006	30

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 27, 2008, December 29, 2007, and December 30, 2006	31

Consolidated Statements of Cash Flows for the years ended December 27, 2008, December 29, 2007, and December 30, 2006	32

Notes to the Consolidated Financial Statements	33

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sun Hydraulics Corporation:

We have audited the accompanying consolidated balance sheets of Sun Hydraulics Corporation (a Florida corporation) and subsidiaries (collectively, The Company) as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 27, 2008. We also have audited Sun Hydraulics Corporation and subsidiaries internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and subsidiaries as of December 27, 2008 and December 29, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Sun Hydraulics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Kirkland, Russ, Murphy & Tapp, P.A.

Clearwater, Florida

February 27, 2009

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except for share information)

	December 27, 2008	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$35,176	$19,191
Restricted cash	127	146
Accounts receivable, net of allowance for doubtful accounts of $92 and $215	12,502	17,029
Inventories	9,960	11,421
Income taxes receivable	1,353	—
Deferred income taxes	259	301
Other current assets	1,290	1,210

Total current assets	60,667	49,298

Property, plant and equipment, net	57,726	56,999
Other assets	3,992	4,483

Total assets	$122,385	$110,780

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,258	$5,668
Accrued expenses and other liabilities	5,546	4,857
Long-term debt due within one year	147	417
Dividends payable	1,499	1,484
Income taxes payable	—	674

Total current liabilities	10,450	13,100

Long-term debt due after one year	125	284
Deferred income taxes	4,871	5,108
Other noncurrent liabilities	383	406

Total liabilities	15,829	18,898

Commitments and contingencies (Note 19)	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 16,658,271 and 16,493,300 shares outstanding	17	16
Capital in excess of par value	38,042	34,390
Retained earnings	70,099	51,844
Accumulated other comprehensive income	(1,602)	5,632

Total shareholders’ equity	106,556	91,882

Total liabilities and shareholders’ equity	$122,385	$110,780

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended
	December 27, 2008	December 29, 2007	December 30, 2006
Net sales	$178,278	$167,374	$142,282

Cost of sales	119,161	112,524	98,350

Gross profit	59,117	54,850	43,932

Selling, engineering and administrative expenses	22,740	21,215	18,881

Operating income	36,377	33,635	25,051

Interest (income)/expense, net	(793)	(411)	126
Foreign currency transaction (gain) loss, net	(467)	(42)	187
Miscellaneous income, net	(92)	(283)	(165)

Income before income taxes	37,729	34,371	24,903

Income tax provision	11,994	12,240	8,680

Net income	$25,735	$22,131	$16,223

Basic net income per common share	$1.55	$1.35	$0.99

Weighted average basic shares outstanding	16,603	16,437	16,317

Diluted net income per common share	$1.55	$1.34	$0.99

Weighted average diluted shares outstanding	16,634	16,498	16,408

Dividends declared per share	$0.450	$0.337	$0.267

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

(in thousands)

	Preferred Shares	Preferred Stock	Common Shares	Common stock	Capital in excess of par value	Unearned Compensation related to restricted stock	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
Balance, December 31, 2005	—	$—	16,340	$16	$32,466	$(741)	$23,401	$1,647	$(349)	$56,440

Adjustment of unearned compensation,					(741)	741				—
restricted stock
Forfeitures, restricted stock			(3)
Shares issued, Restricted Stock			45							—
Shares issued, Stock Options			47		162					162
Shares issued, ESPP			21		238					238
Shares issued, ESOP			87		1,183					1,183
Shares retired, Repurchase Agreement			(263)		(3,300)				923	(2,377)
Purchase of treasury stock									(574)	(574)
Stock-based compensation					573					573
Tax benefit of stock-based compensation					381					381
Dividends issued							(4,345)			(4,345)
Comprehensive income:
Net income							16,223			16,223

Foreign currency translation adjustments								2,896		2,896

Comprehensive income:										19,119

Balance, December 30, 2006	—	$—	16,274	$16	$30,962	$—	$35,279	$4,543	$—	$70,800

Forfeitures, restricted stock			(2)
Shares issued, Restricted Stock			27							—
Shares issued, Stock Options			73		287					287
Shares issued, ESPP			18		272					272
Shares issued, ESOP			103		1,386					1,386
Stock-based compensation					735					735
Tax benefit of stock-based compensation					748					748
Dividends issued							(5,566)			(5,566)
Comprehensive income:
Net income							22,131			22,131

Foreign currency translation adjustments								1,089		1,089

Comprehensive income:										23,220

Balance, December 29, 2007	—	$—	16,493	$16	$34,390	$—	$51,844	$5,632	$—	$91,882

Shares issued, Restricted Stock			40	1						1
Shares issued, Other Comp			3							—
Shares issued, Stock Options			17		87					87
Shares issued, ESPP			16		359					359
Shares issued, ESOP			89		2,255					2,255
Stock-based compensation					896					896
Tax benefit of stock-based compensation					55					55
Dividends issued							(7,480)			(7,480)
Comprehensive income:
Net income							25,735			25,735

Foreign currency translation adjustments								(7,234)		(7,234)

Comprehensive income:										18,501

Balance, December 27, 2008	—	$—	16,658	$17	$38,042	$—	$70,099	$(1,602)	$—	$106,556

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended
	December 27, 2008	December 29, 2007	December 30, 2006
Cash flows from operating activities:
Net income	$25,735	$22,131	$16,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,096	6,341	5,849
(Gain) loss on disposal of assets	138	(74)	12
Stock-based compensation expense	896	735	573
Stock options income tax benefit	(55)	(748)	(381)
Allowance for doubtful accounts	(123)	75	30
Provision for slow moving inventory	102	251	157
Provision for deferred income taxes	(195)	575	326
(Increase) decrease in:
Accounts receivable	4,650	(3,187)	(2,972)
Inventories	1,359	(1,286)	(2,673)
Income tax receivable	(1,353)	—	236
Other current assets	(80)	(224)	(122)
Other assets, net	465	(310)	(29)
Increase (decrease) in:
Accounts payable	(2,410)	856	(10)
Accrued expenses and other liabilities	2,944	2,184	1,385
Income taxes payable	(619)	814	989
Other noncurrent liabilities	(23)	108	17

Net cash from operating activities	38,527	28,241	19,610

Cash flows from investing activities:
Investment in High Country Tek	—	(2,375)	—
Capital expenditures	(10,874)	(12,591)	(9,525)
Proceeds from dispositions of equipment	99	192	28

Net cash used in investing activities	(10,775)	(14,774)	(9,497)

Cash flows from financing activities:
Proceeds from debt	—	—	7,000
Repayment of debt	(416)	(371)	(8,312)
Proceeds from exercise of stock options	87	287	162
Stock options income tax benefit	55	748	381
Proceeds from stock issued	359	272	238
Payments for purchase of treasury stock	—	—	(2,951)
Dividends to shareholders	(7,465)	(5,167)	(4,349)

Net cash used in financing activities	(7,380)	(4,231)	(7,831)

Effect of exchange rate changes on cash and cash equivalents	(4,406)	604	1,385

Net (decrease) increase in restricted cash	(19)	28	(295)
Net increase in cash and cash equivalents	15,985	9,812	3,962

Cash and cash equivalents, beginning of period	19,337	9,497	5,830

Cash and cash equivalents, end of period	$35,303	$19,337	$9,497

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$31	$51	$312
Income taxes	$14,216	$11,599	$7,510
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$2,255	$1,386	$1,183

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 27, 2008 and December 29, 2007. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 8 to the Financial Statements for goodwill amounts.

Accruals

The Company makes estimates related to certain employee benefits and miscellaneous accruals. Estimates for employee benefit accruals are based on management’s assessments of estimated liabilities related to workers’ compensation, health care benefits and annual contributions to an employee stock ownership plan (“ESOP”), established in 2004 as part of the Company’s retirement plan. Estimates for miscellaneous accruals are based on management’s assessment of estimated liabilities for costs incurred.

The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $115 on an individual basis and approximately $6,300 on an aggregate basis.

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

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, and Related Implementation Issues (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s Consolidated Financial Statements. The Company had unrecognized tax benefits of $36 and $34, including accrued interest, at December 27, 2008, and December 29, 2007, respectively. See Note 13 to the Financial Statements for tax amounts.

Stock-Based Compensation

The Company accounts for stock compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, (“SFAS 123R”) for its share-based compensation plans. All share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. Benefits of tax deductions in excess of recognized compensation costs are reported as a financing cash inflow.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 27, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 27, 2008.

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

5. RESTRICTED CASH

On December 27, 2008 and December 29, 2007, the Company had restricted cash of $127 and $146, respectively. $44 and $60 of the 2008 and 2007 restricted cash balance, respectively, consisted of reserves for customs and excise taxes in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and was held with Lloyd’s TSB in the U.K. The remaining 2008 and 2007 amounts relate to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

6. INVENTORIES

	December 27, 2008	December 29, 2007
Raw materials	$4,428	$4,577
Work in process	2,757	3,863
Finished goods	3,523	3,627
Provision for slow moving inventory	(748)	(646)

Total	$9,960	$11,421

7. PROPERTY, PLANT, AND EQUIPMENT

	December 27, 2008	December 29, 2007
Machinery and equipment	$69,337	$69,152
Office furniture and equipment	9,712	10,475
Buildings	25,025	26,635
Leasehold and land improvements	2,599	1,816
Land	5,334	2,974

	$112,007	$111,052
Less: Accumulated depreciation	(59,217)	(59,910)
Construction in progress	4,936	5,857

Total	$57,726	$56,999

Depreciation expense for the years ended December 27, 2008, December 29, 2007, and December 30, 2006 totaled $7,069, $6,314, and $5,822, respectively.

8. GOODWILL

On December 27, 2008 and December 29, 2007, the Company had $715 of goodwill related to its acquisition of Sun Korea.

Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 27, 2008 and December 29, 2007. The analysis indicated that there was no impairment of the carrying value of the goodwill.

9. OTHER ASSETS

	December 27, 2008	December 29, 2007
Goodwill	$715	$715
Equity investment in joint venture
Sun China	1,081	874
WhiteOak Controls, Inc.	33	64
High Country Tek, Inc.	1,744	2,325
Loan acquisition costs, net of amortization of $94 and $66	76	104
Developed technology, net of accumulated amortization of $94 and $67	176	203
Deposits with suppliers	143	166
Other	24	32

Total	$3,992	$4,483

10. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 27, 2008	December 29, 2007
Compensation and benefits	$4,277	$3,058
Insurance	723	1,006
Other	546	793

Total	$5,546	$4,857

11. LONG-TERM DEBT

	December 27, 2008	December 29, 2007
$35,000 revolving line of credit, collateralized by U.S. assets, interest rate Libor + 1.5% or Bank’s Base Rate at Company’s discretion ( 1.97% at December 27, 2008), due August 1, 2011.	$—	$—

$2,400 12-year mortgage note on the German facility, fixed interest rate of 6.05%, due September 30, 2008.	—	260

10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	272	441

	272	701
Less amounts due within one year	(147)	(417)

Total	$125	$284

The remaining principal payments are due as follows: 2009—$147; 2010—$93; 2011—$32.

On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. with Fifth Third Bank (the “Bank”). The new financing consists of a secured revolving line of credit of $35 million (the “Line of Credit”). The Line of Credit is secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. The Line of Credit has a floating interest rate based on LIBOR plus 1.5% or the Bank’s Base Rate, whichever is more advantageous. The Line of Credit is payable in full on August 1, 2011, but maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank. At December 27, 2008, there was no outstanding balance on the Line of Credit.

The Line of Credit is subject to debt covenants including: 1) Debt (as defined) to Tangible Net Worth (as defined) ratio of not more than 1.5:1.0, 2) Funded Debt (as defined) to EBITDA (as defined) ratio of not more than 2.5:1.0, and 3) EBIT (as defined) to Interest Expense (as defined) ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of December 27, 2008, the Company was in compliance with all debt covenants.

12. DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $7,480, $5,566, and $4,345 to shareholders in 2008, 2007, and 2006, respectively.

The Company declared the following regular quarterly dividends to shareholders of record on the last day of the respective quarter:

	2008	2007	2006
First quarter	$0.090	$0.067	$0.067

Second quarter	0.090	0.090	0.067

Third quarter	0.090	0.090	0.067

Fourth quarter	0.090	0.090	0.067

These dividends were paid on the 15th day of each month following the date of declaration. In addition, the Company declared a special cash dividend of $0.09 per share to shareholders of record as of May 15, 2008, that was paid on May 30, 2008.

13. INCOME TAXES

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 27, 2008	December 29, 2007	December 30, 2006
United States	$24,820	$22,789	$16,341
Foreign	12,909	11,582	8,562

Total	$37,729	$34,371	$24,903

The components of the income tax provision (benefit) are as follows:

	For the year ended
	December 27, 2008	December 29, 2007	December 30, 2006
Current tax expense:
United States	$7,711	$7,853	$5,355
State and local	503	464	269
Foreign	3,975	3,348	2,730

Total current	12,189	11,665	8,354

Deferred tax expense (benefit):
United States	42	217	324
State and local	13	(4)	(7)
Foreign	(250)	362	9

Total deferred	(195)	575	326

Total income tax provision	$11,994	$12,240	$8,680

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 27, 2008	December 29, 2007	December 30, 2006
U.S. federal taxes at statutory rate	$13,205	$12,043	$8,467
Increase(decrease)
Net residual tax on foreign distributions	827	—	169
Foreign tax credit	—	(27)	—
Benefit of ETI exclusion	—	—	(217)
Domestic production activity deduction	(519)	(381)	(110)
Research and Development Tax Credit—Current Year	(241)	—	—
Research and Development Tax Credit—Prior Years	(849)	—	—
Foreign income taxed at lower rate	(793)	(344)	(172)
Nondeductible items	94	116	—
Effect of federal rate change	—	106	—
State and local taxes, net	516	460	262
Change in reserve	2	(174)	—
Korea withholding tax	—	107	—
Other	(248)	334	281

Income tax provision	$11,994	$12,240	$8,680

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 27, 2008 and December 29, 2007 are presented below:

	December 27,	December 29,
	2008	2007
Deferred tax assets:
Current:
Accrued expenses and other	$259	$301

Total current deferred tax assets	259	301

Noncurrent:
Accrued expenses and other	387	57
Deferred royalty income	29	47

Total noncurrent deferred tax assets	416	104

Deferred tax liabilities:
Noncurrent:
Depreciation	(5,287)	(5,137)
Other	—	(75)

Total noncurrent deferred tax liabilities	(5,287)	(5,212)

Net noncurrent deferred tax liability	$(4,871)	$(5,108)

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2008 and 2007, management has determined that a valuation allowance is not required.

The Company intends and has the ability to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. These earnings relate to ongoing operations and, at December 27, 2008, cumulative earnings were approximately $28 million. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings, which will be offset by applicable foreign tax credits, subject to certain limitations. Due to specific circumstances, during the years ended December 27, 2008 and December 30, 2006, the Company repatriated $6,000 and $5,000 ,respectively, from its foreign subsidiaries. U.S. income taxes due based on the repatriations have been provided for in the above income tax provisions.

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

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits—January 1, 2007	$208
Increases from positions taken during prior periods	34
Lapse of statute of limitations	(208)

Unrecognized tax benefits—December 29, 2007	$34
Increases from positions taken during prior periods	2
Lapse of statute of limitations	—

Unrecognized tax benefits—December 27, 2008	$36

As of January 1, 2007, the Company had an unrecognized tax benefit of $208 including accrued interest. During 2007, the Company recognized the tax benefit of $208, which had a favorable effect on the effective tax rate for the period ended December 29, 2007.

At December 27, 2008, the Company had an unrecognized tax benefit of $36 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of December 27, 2008, is not considered material to the Company’s Consolidated Financial Statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years before 2004 for the majority of tax jurisdictions.

The Company’s federal returns are currently under examination in the United States for the periods 2004 through 2007. To date, there have been no material assessments related to this audit.

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

A summary of the Company’s stock option plan for the years ended December 27, 2008, December 29, 2007, and December 30, 2006 is summarized as follows:

	Number of shares	Exercise price range			Weighted average exercise price
	(share amounts are in thousands)
Under option, December 31, 2005	160	$3.00	—	12.27	$4.24
(61 shares exercisable)
Granted	(45)	$3.00	—	5.49	$3.61
Exercised	(2)	$5.49	—	5.49	$5.49
Forfeitures	—	$—	—	—	$—

Under option, December 30, 2006	113	$3.00	—	12.27	$4.47

(84 shares exercisable)
Granted	—	$—	—	—	$—
Exercised	(72)	$3.00	—	12.27	$3.97
Forfeitures	(5)	$3.11	—	5.49	$3.39

Under option, December 29, 2007	36	$3.00	—	12.27	$5.62

(32 shares exercisable)
Granted	—	$—	—	—	$—
Exercised	(17)	$3.00	—	12.27	$5.23
Forfeitures	—	$—	—	—	$—

Under option, December 27, 2008	19	$3.00	—	12.27	$5.95

(16 shares exercisable)

All options listed above vest over three to five years with a maximum term of seven to ten years.

A summary of outstanding and exercisable options at December 27, 2008 is summarized as follows:

Options Outstanding				Options Exercisable
		Weighted-average			Weighted
Range of exercise prices	Number of shares	Remaining contractual life	Exercise price	Number of shares	average exercise price
$ 3.00	5	1.83	3.00	5	3.00
3.11	1	2.83	3.11	1	3.11
3.15	2	1.75	3.15	2	3.15
5.49	7	2.75	5.49	7	5.49
12.27	4	3.92	12.27	1	12.27

There were no stock options granted during 2008, 2007 and 2006.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Restricted stock granted prior to January 1, 2006, was accounted for using the measurement and recognition principles of APB 25. Effective January 1, 2006, the company adopted the provisions of SFAS 123R. Accordingly, compensation cost has been measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the years ended December 27, 2008, December 27, 2007, and December 30, 2006 totaled $722, $507, and $413, respectively. At December 27, 2008, 127,589 shares remained available to be issued through the Restricted Stock Plan.

A summary of the Company’s restricted stock plan for the years ended December 27, 2008, December 29, 2007, and December 30, 2006 is summarized as follows:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 31, 2005	142	$6.30
Granted	45	13.48
Vested	(92)	4.92
Forfeitures	(3)	8.21

Nonvested balance at December 30, 2006	92	$11.14
Granted	27	33.75
Vested	(49)	9.40
Forfeitures	(2)	12.90

Nonvested balance at December 29, 2007	68	$21.22
Granted	40	18.90
Vested	(35)	18.24
Forfeitures	—	—

Nonvested balance at December 27, 2008	73	$21.45

The Company has $1,310 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of December 27, 2008. That cost is expected to be recognized over a weighted average period of 1.48 years. Pursuant to SFAS 123R, the $741 of unearned compensation recorded as a reduction to stockholders’ equity as of December 31, 2005, was reversed against the Company’s additional paid-in-capital.

During 2001, the Company adopted the Employee Stock Purchase Plan (“ESPP”), which became effective August 1, 2001. Most employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No employee is allowed to buy more than $25,000 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period. Employees purchased 15,971 shares at an average price of $22.50 and 17,987 shares at an average price of $15.10, under the ESPP during 2008 and 2007, respectively. The Company recognized $92 and $137 of compensation expense during 2008 and 2007, respectively, in accordance with SFAS 123R. At December 27, 2008, 567,771 shares remained available to be issued through the ESPP.

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

Directors were granted 7,961 and 3,854 shares during 2008 and 2007, respectively. At December 27, 2008, there were 16,907 deferred stock units outstanding. Deferred stock units are treated as liabilities in accordance with FAS 123R. The Company recognized director stock compensation expense of $79 and $189, for 2008 and 2007, respectively. At December 27, 2008, 153,653 shares remained available to be issued through the Plan.

15. STOCK REPURCHASE PLANS

In June 2006, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of Company stock, to be completed no later than January 15, 2007. The stock purchases were made in the open market. Market purchases were made subject to restrictions relating to volume, price and timing in an effort to minimize the impact of the purchases on the market for the Company’s securities. The amount of the stock repurchased was used to continue to fund the Company’s employee stock ownership and employee stock purchase plans. Under the plan, which was completed in July 2006, the Company had repurchased 203,073 shares at an average price of $12.31. All shares were retired during the year.

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

16. EARNINGS PER SHARE

The following table represents the computation of basic and diluted net income per common share as required by SFAS No. 128 “Earnings Per Share” (in thousands, except per share data):

	December 27, 2008	December 29, 2007	December 30, 2006
Net income	$25,735	$22,131	$16,223

Basic weighted average number of common shares outstanding	16,603	16,437	16,317

Basic net income per common share	$1.55	$1.35	$0.99

Effect of dilutive stock options	31	61	91

Diluted weighted average number of common shares outstanding	16,634	16,498	16,408

Diluted net income per common share	$1.55	$1.34	$0.99

17. EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $4,333, $2,573, and $2,452 during 2008, 2007, and 2006, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $256, $348, and $425 during 2008, 2007, and 2006, respectively.

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

The Company made annual contributions to the ESOP of 69,311 and 102,989 shares in January of 2008 and 2007, related to fiscal years 2007 and 2006, respectively. Contributions were based on annual compensation. All shares receive regular quarterly dividends payable to the ESOP to cover plan expenses.

In May 2008, the Board declared its first shared distribution dividend. The shared distribution dividend rewards employees through a contribution into their retirement accounts and concurrently rewards shareholders with a special cash dividend. As a result of the shared distribution, the Company contributed 20,185 shares to the ESOP in May 2008.

The Company incurred retirement benefit expense under the ESOP of approximately $3,221, $1,498 and $1,407 during 2008, 2007 and 2006, respectively. The 2008 amount includes both the 3% and 9% shared distributions announced in May 2008, and March 2009, respectively. These amounts are included in the total employer contributions to the retirement plan noted above.

As of January 1, 2007, there were no restrictions on the shares contributed to the ESOP. This allows participants to sell their shares to enable diversification within their individual 401(k) accounts. The Company does not have any repurchase obligations under the ESOP.

During 2008, the Company developed plans for international employees to participate in the shared distributions. Three percent of 2008 wages was accrued for international employees throughout the year. Additionally 9% of 2008 wages was accrued in accordance with the shared distribution announced in March 2009. The Company’s foreign operations recognized total expense of approximately $753. Employees will receive their first contributions in 2009.

The Company awards deferred cash bonuses to key employees of its foreign operations. The deferred cash bonuses are similar to phantom stock units, in that such bonuses are tied to the value of the Company’s common stock. Awards are recognized over the deferral period as variable plan awards. The Company recognized approximately $35, $539 and $219 of compensation expense in 2008, 2007 and 2006, respectively, related to the awards.

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

Total assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company. Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated
2008
Sales to unaffiliated customers	$111,180	$17,455	$27,356	$22,287	$—	$178,278
Intercompany sales	28,656	—	245	2,282	(31,183)	—
Operating income	24,531	1,148	7,693	3,231	(226)	36,377
Total assets	91,855	6,680	10,980	15,049	(2,179)	122,385
Depreciation and amortization	5,139	151	572	1,234		7,096
Capital expenditures	9,904	39	298	633		10,874

2007
Sales to unaffiliated customers	$99,516	$20,567	$24,164	$23,127	$—	$167,374
Intercompany sales	30,344	—	142	2,621	(33,107)	—
Operating income	22,408	2,103	5,955	3,205	(36)	33,635
Total assets	74,026	9,067	12,710	17,079	(2,102)	110,780
Depreciation and amortization	4,488	178	556	1,119		6,341
Capital expenditures	9,339	284	125	2,843		12,591

2006
Sales to unaffiliated customers	$89,077	$16,368	$19,128	$17,709	$—	$142,282
Intercompany sales	25,809	—	106	2,990	(28,905)	—
Operating income	16,608	2,212	4,046	2,330	(145)	25,051
Total assets	59,505	7,580	8,187	13,756	(1,843)	87,185
Depreciation and amortization	4,206	150	510	983		5,849
Capital expenditures	8,408	122	238	757		9,525

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparisons of the Years Ended December 27, 2008, and December 29, 2007, in Management’s Discussion and Analysis of Financial Condition and Results. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense, foreign currency transaction gain/loss, and net miscellaneous income/expense.

Included in U.S. sales to unaffiliated customers were export sales of $37,073, $29,283, and $23,110, during 2008, 2007, and 2006, respectively. Export sales to Canada and Asia/Pacific totaling, $24,824, $19,981, and $15,853, during 2008, 2007, and 2006, respectively, make up the majority of these export sales. Additionally, export sales to Europe were $10,708, $8,027 and $5,346 during 2008, 2007, and 2006, respectively.

19. COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

OPERATING LEASES — The Company leases a manufacturing facility in Lenexa, Kansas and production support facilities in Sarasota, Florida under operating leases having initial terms expiring between 2009 and 2010. The lease for the manufacturing facility in Kansas is expiring in May, 2009, and represents approximately 17,000 square feet of space. The lease for the production support facilities in Florida is expiring in April, 2010, and represents approximately 10,000 square feet. Total rental expense for the years ended December 27, 2008, 2007 and 2006 was approximately $236, $221 and $226, respectively.

Future minimum lease payments on operating leases are as follows:

2009	149
2010	33

Total minimum lease payments	$182

INSURANCE — The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $115 on an individual basis and approximately $6,300 on an aggregate basis. The Company records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on management’s assessment. The Company believes it has adequate reserves for all self-insurance claims.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for an acquiring entity to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported within equity and the amount of consolidated net income attributable to the noncontrolling interest be identified in the consolidated financial statements. SFAS 160 calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In April 2008, The FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under

FASB Statement No. 142, Goodwill and Other Intangible Assets.(“SFAS 142”) The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information we are required to disclose is recorded, processed, summarized and reported within the necessary time periods. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 27, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control—Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of December 27, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 27, 2008 has been audited by Kirkland, Russ, Murphy and Tapp, P.A., an independent registered certified public accounting firm, as stated in their report.

ITEM 9B. OTHER INFORAMTION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE

GOVERNANCE MATTERS

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2009 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2009 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2009 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2009 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2009 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Independence and Committees of the Board of Directors” in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” in our 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The following financial statements are included in Part II, Item 8:

Report of Independent Registered Certified Public Accounting Firm	28

Consolidated Balance Sheets as of December 27, 2008 and December 29, 2007	29

Consolidated Statements of Operations for the years ended December 27, 2008, December 29, 2007, and December 30, 2006	30

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 27, 2008, December 29, 2007, and December 30, 2006	31

Consolidated Statements of Cash Flows for the years ended December 27, 2008, December 29, 2007, and December 30, 2006	32

Notes to the Consolidated Financial Statements	33

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

2.	Exhibits:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 in the Company’s Quarterly report on Form 10-Q for the quarter ended October 2, 1999 and incorporated herein by reference).

3.2.1	Certificate of Amendment to Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2.1 in the Company’s Quarterly report on Form 10-Q for the quarter ended March 27, 2004 and incorporated herein by reference).

3.2.2	Certificate of Amendment of Bylaws of the Company (previously filed as Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference).

10.1+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4	Mortgage, dated April 11, 1996, between Sun Hydraulik GmbH and Dresdner Bank (previously filed as Exhibit 4.19 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.5	Credit and Security Agreement dated August 11, 2005, between the Company, as Borrower, and Fifth Third Bank, as Lender (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.6	Renewal and Future Advance Revolving Line of Credit Promissory Note dated August 11, 2005, between the Company, as Borrower, and Fifth Third Bank, as Lender (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.7	Renewed, Amended and Restated Mortgage and Security Agreement dated August 11, 2005, between the Company, as Mortgagor, and Fifth Third Bank, as Mortgagee (previously filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.8+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.9+ 10.10+

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

10.11+	Sun Hydraulics Corporation 2006 Stock Option Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on September 14, 2006 and incorporated herein by reference).

10.12+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.13+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference).

10.14+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference).

10.15+	Sun Hydraulics Corporation 2004 Nonemployee Director Equity and Deferred Compensation Plan (As Amended and Restated Effective March 1, 2008) (previously filed as Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders filed with the Commission on April 25, 2008 and incorporated herein by reference).

10.16+	Form of Performance Share Agreement (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 16, 2004 and incorporated herein by reference).

10.17+	The Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan dated December 12, 2007.

10.18+	First Amendment to Sun Hydraulics Corporation 401(K) and ESOP Retirement Plan dated September 22, 2008.

10.19+	Second Amendment to Sun Hydraulics Corporation 401(K) and ESOP Retirement Plan dated December 16, 2008.

10.20	Securities Purchase Agreement between Sun Hydraulics Corporation and High Country Tek, Inc., dated November 30, 2007 (previously filed as Exhibit 99.1 in the Company’s Form 8-K filed on November 30, 2007 and incorporated herein by reference).

14	Code of Ethics (previously filed as Exhibit 14 in the Company’s Annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

21	Subsidiaries of the Registrant (previously filed as Exhibit 21 in the Company’s Annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

23.1	Kirkland, Russ, Murphy and Tapp, P.A. Consent of Independent Registered Certified Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 11, 2009.

SUN HYDRAULICS CORPORATION

By:	/s/ Allen J. Carlson
Allen J. Carlson, President and
Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 11, 2009.

Signature	Title

/s/ Allen J. Carlson
Allen J. Carlson	President, Chief Executive Officer and Director

/s/ Tricia L. Fulton
Tricia L. Fulton	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Marc Bertoneche
Marc Bertoneche	Director

/s/ John S. Kahler
John S. Kahler	Director

/s/ Christine L. Koski
Christine L. Koski	Director

/s/ Philippe Lemaitre
Philippe Lemaitre	Director

/s/ Ferdinand E. Megerlin
Ferdinand E. Megerlin	Director, Chairman of the Board of Directors

/s/ David N. Wormley
David N. Wormley	Director