Form 10-Q
period 2009-03-28
SUN HYDRAULICS CORP
filed 2009-05-06
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 16,873,868 shares of common stock, par value $.001, outstanding as of April 24, 2009.

Sun Hydraulics Corporation

INDEX

For the quarter ended March 28, 2009

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	March 28, 2009	December 27, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,534	$35,176
Restricted cash	123	127
Accounts receivable, net of allowance for doubtful accounts of $90 and $92	11,109	12,502
Inventories	8,646	9,960
Income taxes receivable	2,251	1,353
Deferred income taxes	259	259
Marketable Securities	5,183	—
Other current assets	1,175	1,290

Total current assets	59,280	60,667

Property, plant and equipment, net	56,859	57,726

Marketable Securities	1,041	—
Other assets	3,899	3,992

Total assets	$121,079	$122,385

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,217	$3,258
Accrued expenses and other liabilities	6,022	5,546
Long-term debt due within one year	—	147
Dividends payable	3,000	1,499

Total current liabilities	12,239	10,450

Long-term debt due after one year	—	125
Deferred income taxes	4,863	4,871
Other noncurrent liabilities	348	383

Total liabilities	17,450	15,829

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 16,665,375 and 16,658,271 shares outstanding	17	17
Capital in excess of par value	38,364	38,042
Retained earnings	67,647	70,099
Accumulated other comprehensive income	(2,399)	(1,602)

Total shareholders’ equity	103,629	106,556

Total liabilities and shareholders’ equity	$121,079	$122,385

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	March 28, 2009	March 29, 2008
	(unaudited)	(unaudited)
Net sales	$25,208	$49,008

Cost of sales	19,629	31,914

Gross profit	5,579	17,094

Selling, engineering and administrative expenses	4,775	5,955

Operating income	804	11,139

Interest income, net	(110)	(113)
Foreign currency transaction (gain)/loss, net	(8)	36
Miscellaneous (income)/expense, net	199	(249)

Income before income taxes	723	11,465

Income tax provision	171	3,775

Net income	$552	$7,690

Basic net income per common share	$0.03	$0.46

Weighted average basic shares outstanding	16,664	16,562

Diluted net income per common share	$0.03	$0.46

Weighted average diluted shares outstanding	16,694	16,596

Dividends declared per share	$0.180	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 27, 2008	—	$—	16,658	$17	$38,042	$70,099	$(1,602)	$106,556
Shares issued, ESPP			6		94			94
Stock-based compensation			1		228			228
Dividends declared						(3,004)		(3,004)
Comprehensive income:
Net income						552		552
Foreign currency translation adjustments							(795)	(795)
Unrealized loss on available-for-sale securities							(2)	(2)

Comprehensive income								(245)

Balance, March 28, 2009	—	$—	16,665	$17	$38,364	$67,647	$(2,399)	$103,629

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended
	March 28, 2009	March 29, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$552	$7,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,760	1,720
Loss on disposal of assets	—	104
Provision for deferred income taxes	(8)	2
Allowance for doubtful accounts	(2)	(7)
Stock-based compensation expense	228	199
Stock options income tax benefit	—	(15)
(Increase) decrease in:
Accounts receivable	1,395	(7,754)
Inventories	1,314	(584)
Income taxes receivable	(898)	—
Other current assets	115	193
Other assets	90	(84)
Increase (decrease) in:
Accounts payable	(41)	1,407
Accrued expenses and other liabilities	476	1,725
Taxes payable	—	2,753
Other noncurrent liabilities	(35)	90

Net cash provided by operating activities	4,946	7,439

Cash flows from investing activities:
Capital expenditures	(1,236)	(2,400)
Proceeds from dispositions of equipment	—	99
Purchase of marketable securities	(6,230)	—

Net cash used in investing activities	(7,466)	(2,301)

Cash flows from financing activities:
Repayment of debt	(261)	(51)
Proceeds from exercise of stock options	—	66
Proceeds from stock issued	94	77
Dividends to shareholders	(1,503)	(1,485)
Stock options income tax benefit	—	15

Net cash used in financing activities	(1,670)	(1,378)

Effect of exchange rate changes on cash and cash equivalents	(456)	286

Net increase (decrease) in cash and cash equivalents	(4,646)	4,046

Cash and cash equivalents, beginning of period	35,303	19,337

Cash and cash equivalents, end of period	$30,657	$23,383

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$9	$10
Income taxes	$1,077	$1,035
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$—	$1,498

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1.	BASIS OF PRESENTATION AND SUMMARY OF BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, is located in Mediapolis, Iowa, and designs and produces complementary electronic control products. High Country Tek, Inc.(“HCT”), a 48% equity method investment, is located in Nevada City, California, and designs and manufacturers ruggedized electronic/hydraulic control solutions for mobile equipment markets. Sun Hydraulics also has a sales office in Bangalore, India, to develop new business opportunities in the Indian market.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 27, 2008, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 11, 2009. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three month period ended March 28, 2009, are not necessarily indicative of the results that may be expected for the period ending January 2, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share as required by Statement of Financial Accounting Standard (“FAS”) No. 128, Earnings Per Share (in thousands, except per share data):

	Three Months Ended
	March 28, 2009	March 29, 2008
Net income	$552	$7,690
Weighted average basic shares outstanding	16,664	16,562
Basic net income per common share	$0.03	$0.46
Effect of dilutive stock options	30	34
Weighted average diluted shares outstanding	16,694	16,596
Diluted net income per common share	$0.03	$0.46

3.	STOCK-BASED COMPENSATION

The Company follows the provisions of FAS No. 123R, Share-Based Payment, (“FAS 123R”) for its share-based compensation plans.

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

A summary of activity under the 1996 Plan for the three months ended March 28, 2009, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding as of December 27, 2008	19	$5.95
Granted	—
Exercised	—
Forfeitures	—

Options outstanding as of March 28, 2009	19	$5.95	2.42	$170

Options exercisable as of March 28, 2009	16	$4.92	2.21	$163

All options listed above vest over three to five years with a maximum term of seven to ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for both of the three month periods ended March 28, 2009, and March 29, 2008, was $2. There were no options granted during these periods.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the three months ended March 28, 2009, and March 29, 2008, totaled $194 and $176, respectively.

The following table summarizes restricted stock activity from December 27, 2008, through March 28, 2009:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 27, 2008	73	21.45
Granted	—	—
Vested	—	—
Forfeitures	—	—

Nonvested balance at March 28, 2009	73	21.45

The Company has $1,116 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of March 28, 2009. That cost is expected to be recognized over a weighted average period of 1.44 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom are granted an opportunity to purchase common stock at market value, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of their annual salary in any year. Employees purchased 5,882 shares at a weighted average price of $16.01 and 3,618 shares at a weighted average price of $21.45, under the ESPP during the three months ended March 28, 2009, and March 29, 2008, respectively. In accordance with FAS 123R, the Company recognized $17 and $14 of compensation expense during the three months ended March 28, 2009 and March 29, 2008, respectively. At March 28, 2009, 561,889 shares remained available to be issued through the ESPP.

The Company has a Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”), which originally was adopted by the Board of Directors and approved by the shareholders in 2004. The Plan was amended on March 1, 2008 and was approved by the shareholders at the 2008 Annual Meeting. Under the Plan, Directors who are not officers of the Company are paid 250 shares of Company common stock and $3 in cash fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they serve when the committee meeting is not held within one day of a meeting of the Board of Directors. Additionally, the Board of Directors has the authority to increase from time to time, as it deems desirable or appropriate, the number of shares of stock awarded to all or any one or more of the Nonemployee Directors. No more than 25,000 shares of stock, in the aggregate, may be issued under the Plan during any single calendar year. Committee Chairmen currently receive additional fees equal to 25% of normal compensation and the Chairman of the Board is paid twice the amount of normal compensation, with such additional compensation payable in Company common stock. Prior to June 2, 2008, under the Plan Nonemployee Directors were paid $5 of which half was paid in Company common stock.

Directors may elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock are converted to deferred stock units. Deferred stock units are treated as liabilities in accordance with FAS 123R. At March 28, 2009, there were 19,137 deferred stock units outstanding.

Directors were granted 2,851 and 1,098 shares for the three months ended March 28, 2009, and March 29, 2008, respectively. The Company recognized director stock compensation income of $18 and expense of $82, for the three months ended March 28, 2009, and March 29, 2008, respectively. The income for the three months ended March 28, 2009, is the result of the revaluation of deferred stock units at the Company’s closing stock price on March 28, 2009. The Plan authorizes the issuance of up to 180,000 shares of common stock. At March 28, 2009, 150,801 shares remained available to be issued through the Plan.

4.	RESTRICTED CASH

The restricted cash balance at March 28, 2009, consisted of $43 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K. The remaining amount of $80 relates to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

5.	INVENTORIES

	March 28, 2009	December 27, 2008
Raw materials	$3,878	$4,428
Work in process	2,568	2,757
Finished goods	2,854	3,523
Provision for slow moving inventory	(654)	(748)

Total	$8,646	$9,960

6.	GOODWILL

On March 28, 2009, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 27, 2008. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of March 28, 2009, no factors were identified that indicated impairment of the carrying value of the goodwill.

7.	LONG-TERM DEBT

	March 28, 2009	December 27, 2008
$35,000 revolving line of credit, collateralized by U.S. assets, interest rate Libor + 1.5% or Bank’s Base Rate at Company’s discretion ( 2.02% at March 28, 2009), due August 1, 2011.	$—	$—

10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	—	272

	—	272

Less amounts due within one year	—	(147)

Total	$—	$125

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of March 28, 2009, the Company was in compliance with all debt covenants.

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

At March 28, 2009, the Company had an unrecognized tax benefit of $36 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of March 28, 2009, is not considered material to the Company’s Consolidated Financial Statements.

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

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated
Three Months Ended March 28, 2009
Sales to unaffiliated customers	$15,621	$1,960	$4,167	$3,460	$—	$25,208
Intercompany sales	4,156	—	29	465	(4,650)	—
Operating income	(550)	86	713	454	101	804
Depreciation	1,370	26	124	233	—	1,753
Capital expenditures	1,131	22	4	79	—	1,236

Three Months Ended March 29, 2008
Sales to unaffiliated customers	$28,320	$6,354	$7,962	$6,372	$—	$49,008
Intercompany sales	9,126	—	78	590	(9,794)	—
Operating income	7,184	650	2,413	1,030	(138)	11,139
Depreciation	1,192	46	145	330	—	1,713
Capital expenditures	2,232	15	33	120	—	2,400

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparisons of the Three Month Period Ended March 28, 2009, and March 29, 2008, in Management’s Discussion and Analysis of Financial Condition and Results. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense and net miscellaneous income/expense.

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

At March 28, 2009, the Company held available-for-sale securities with an aggregate fair value of $500. The Company, on a recurring basis, measures available-for-sale securities at fair value using quoted prices in active markets. The net unrealized holding loss amounted to $2 at March 28, 2009. The

Company did not have any assets or liabilities measured at fair value on a recurring basis at March 29, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 28, 2009 and March 29, 2008.

Assets measured at fair value on a recurring basis include the following as of March 28, 2009:

		Fair Value Measurements at Reporting Date Using
Description	March 28, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$500	$500	$—	$—

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value based on their short-term status. Marketable securities not included in the above table are held to maturity and as such are recorded at amortized cost.

11.	NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements. FSP FAS 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Prior period presentation is not required for comparative purposes at initial adoption. The adoption of FSP FAS 107-1 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP Financial Accounting Standard 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for fiscal years and interim periods beginning after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for both financial and nonfinancial assets or liabilities have significantly decreased. FSP FAS 157-4 is effective for fiscal years and interim periods beginning after July 1, 2009 and shall be applied prospectively. Early adoption for periods ending before March 15, 2009, is not permitted. The adoption of FSP FAS 157-4 on July 15, 2009 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

12.	COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

13.	SUBSEQUENT EVENT

On April 23, 2009, the Company provided HCT with a $500 loan to provide operating cash. In consideration for the loan, certain changes have been made to the original option agreements to purchase the remaining outstanding shares of HCT. Management is currently evaluating the impact of such loan under FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities , but does not expect a material impact to the Company’s Consolidated Financial Statements.

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

Approximately two-thirds of product sales are used by the mobile market, which is characterized by applications where the equipment is not fixed in place, the operating environment is often unpredictable, and duty cycles are generally moderate to low. Some examples of the mobile market include equipment used in off-road construction, agriculture, fire and rescue, utilities, oil fields, and mining.

The remaining one-third of sales are used by industrial markets, which are characterized by equipment that is fixed in place, typically in a controlled environment, and which operates at higher pressures and duty cycles. Power units, automation machinery, metal cutting machine tools and plastics machinery are some examples of industrial equipment. The Company sells to both markets with a single product line.

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 8% and 1% in 2008 and 2007, respectively. The index of shipments of hydraulic products decreased 31% for the three month period ending March 2009, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index decreased to 36.3 in March 2009 compared to 49.0 in March 2008. In April 2009, the index increased to 40.1. When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy. PMI reached a low point in December 2008, at 32.9. It has since increased in four consecutive months, up nearly 22% in April 2009 compared to December 2008.

Results for the first quarter

(Dollars in millions except net income per share)

	March 28, 2009	March 29, 2008	Decrease
Three Months Ended
Net Sales	$25.2	$49.0	-49%
Net Income	$0.6	$7.7	-92%
Net Income per share:
Basic	$0.03	$0.46	-93%
Diluted	$0.03	$0.46	-93%

First quarter sales were in line with what management expected, however earnings were a little better than anticipated. Cash flow remains positive, allowing the Company to continue taking actions that will improve its place in the market when demand rallies.

This spring, the Company released new automated design software that has been in development for four years. The software enhances the ease by which the Company’s distribution partners can configure and specify integrated packages. This new service automates the design effort and with no human intervention designs the package and prepares all necessary documentation. Management believes this web-based software will stimulate increased cartridge sales around the world.

Management believes that we are getting close to, and may have, reached the bottom of this difficult economic cycle. There are some positive signals out there, most notably the Purchasing Manager’s Index, which has now reported four consecutive months of upward movement. While the magnitude is small, upward is the right direction and this index has proven to be a reliable directional indicator of the Company’s business. The Company’s strong financial foundation enables it to maintain its readiness, continue paying its dividend and prepare for the next expansion. This is a result of being diligent in managing its business throughout the business cycle.

Outlook

The Company’s 2009 second quarter sales are expected to be approximately $21 million, a 60% decrease in revenue compared to last year, and earnings are expected to be slightly below breakeven.

The Company has taken steps to mitigate the effects of declining demand including curtailing non-essential spending. The Company’s priority remains to invest in capability, capacity, quality, productivity, product development and expanding the Sun brand globally. Any actions to balance production with demand will not compromise the Company’s long-term objectives at the expense of quarterly results. Based on previous business cycles, the Company’s market share grows and earnings benefit by maintaining a steady course at the bottom of the cycle.

COMPARISON OF THE THREE MONTHS ENDED MARCH 28, 2009 AND MARCH 29, 2008

Net Sales

Net sales were $25.2 million, a decrease of $23.8 million, or 48.6%, compared to $49.0 million in 2008. Net sales decreased 42.6% excluding the effect of exchange rates. The decrease in net sales was primarily driven by decreased demand in our end markets, which primarily include capital goods equipment. Price increases in October 2008 accounted for approximately 2% of sales. New product sales (defined as products introduced within the last five years) generally make up 15% of total sales.

North American sales decreased 43.0% or $9.1 million, to $12.0 million, Asian sales decreased 64.6% or $6.4 million, to $3.5 million, and European sales decreased 46.2% or $7.8 million, to $9.1 million.

The U.S. reporting segment had sales of $15.6 million in the first quarter of 2009, down $12.7 million or 44.8%, compared to sales of $28.3 million during the first quarter last year. The decrease was driven by demand in our end markets and the general downturn in the global economy. International sales out of the U.S. were $4.7 million during the first quarter of 2009, down 50.5% or $4.8 million, compared to $9.5 million during the first quarter last year. Significant decreases in sales were noted in all geographic regions.

The Korean reporting segment had sales of $2.0 million during the first quarter of 2009, down $4.4 million or 69.1%, compared to sales of $6.4 million during the first quarter last year. Currency effect reduced 2009 first quarter sales by approximately $0.9 million. The remaining decrease was related to a slowdown in sales to four major Korean customers that are in the construction equipment industry.

The German reporting segment had sales of $4.2 million during the first quarter of 2009, down $3.8 million or 47.7%, compared to sales of $8.0 million during the first quarter last year. Currency effect reduced 2009 first quarter sales by approximately $0.7 million. The remaining decrease is primarily related to demand within Germany however, sales were down in all geographic markets.

The U.K. reporting segment had sales of $3.5 million during the first quarter of 2009, down $2.9 million or 45.7%, compared to sales of $6.4 million during the first quarter last year. Currency effect reduced 2009 first quarter sales by approximately $0.7 million. The largest reduction of sales was to customers within the U.K. however, sales were down in all geographic markets.

Gross Profit

Gross profit decreased $11.5 million or 67.4% to $ 5.6 million in the first quarter of 2009, compared to $17.1 million in the first quarter last year. Gross profit as a percentage of net sales decreased to 22.1% in the first quarter of 2009, compared to 34.9% in the first quarter last year. The Company experienced a sharp decline in sales during the fourth quarter of 2008, which resulted in gross profit margins of 24.9%. Sales continued to decline in the first quarter of 2009, resulting in further reductions in the gross profit margin.

The 2009 gross profit decreases were primarily related to lower sales volume, which contributed $8.3 million of the decrease. The remaining decreases in gross profit were attributed to productivity declines of approximately $1.1 million, and increases in overhead expenses as a percentage of sales of approximately $2.6 million, both of which occurred primarily in the U.S. The decrease in gross profit was partially offset by lower material costs of approximately $0.5 million, primarily in the U.S. and U.K.

The Company believes in maintaining its workforce and continuing to invest in people and processes throughout its business cycle. The Company’s history has proven that this approach allows it to reap the benefits of a trained and agile workforce when the market turns up. The Company has and continues to make efforts to reduce its fixed overhead expenses. Significant reductions in overhead expenses resulted from reduced retirement benefits of $1.1 million, primarily from the shared distribution that was included in the prior year results, and reduced overtime premiums of $0.4 million. However, in periods of sharp declining sales, the Company cannot reduce costs at the same pace.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses decreased 19.8%, or $1.2 million, to $4.8 million compared to the same quarter last year. The change is primarily a result of decreases in compensation of $0.3 million, fringe benefit costs of $0.3 million, and travel of $0.1 million. The decrease in fringe benefits is primarily related to retirement benefits associated with the shared distribution that was included in the prior year results.

Operating Income

Operating income decreased $10.3 million or 92.8% to $0.8 million in the first quarter of 2009, compared to $11.1 million in the first quarter last year, with operating margins of 3.2% and 22.7% for the first quarters of 2009 and 2008, respectively. The sharp decline in sales is the primary cause for the reduction in operating income margins. While all reporting segments were able to reduce fixed costs, as sales fall sharply, the Company cannot decrease costs at the same pace.

The U.S. reporting segment experienced an operating loss of $0.6 million in the first quarter of 2009, compared to operating income of $7.2 million during the first quarter of 2008, a decrease of $7.8 million. A sharp decline in sales volume reduced operating income $3.2 million. Decreases in operating income occurred from productivity declines as a result of keeping its workforce intact, and increased variable and fixed overhead costs as a percent of sales. Increases in operating income were partially offset by decreases in material costs. The Company continues to monitor and reduce fixed costs where it is deemed appropriate.

The Korean reporting segment contributed $0.1 million to our consolidated operating income during the first quarter of 2009 compared to $0.7 million during the first quarter last year, a decrease of $0.6 million. The reduction in sales volume was responsible for $0.5 million of the decrease in operating income.

The German reporting segment contributed $0.7 million to our consolidated operating income during the first quarter of 2009 compared to $2.4 million during the first quarter last year, a decrease of $1.7 million. Reduction in sales volume resulted in a decrease of $1.2 million to operating income. The remaining decrease was primarily related to material costs due to the strength of the U.S. Dollar against the Euro for material purchases made in U.S. Dollars.

The U.K. reporting segment contributed $0.5 million to our consolidated operating income during the first quarter of 2009 compared to $1.0 million during the first quarter last year, a decrease of $0.6 million. The reduction in sales volume was responsible for $0.5 million of the decrease in operating income.

Interest Income, Net

Net interest income was $0.1 million for the quarters ended March 28, 2009, and March 29, 2008. Total average debt for the quarter ended March 28, 2009, was $0.1 million compared to $0.7 million for the quarter ended March 29, 2008. Total average cash for the quarter ended March 28, 2009, was $33.0 million compared to $21.4 million for the quarter ended March 29, 2008. Although average cash increased, interest income remained relatively flat due to lower interest rates compared to the prior year. The Company did not have any outstanding variable debt during the period ended March 28, 2009.

Foreign Currency Transaction Gain, Net

There was minimal impact to net income from foreign currency in the quarters ended March 28, 2009, and March 29, 2008.

Miscellaneous (Income)/Expense, Net

There was net miscellaneous expense of $0.2 for the quarter ended March 28, 2009, compared to net miscellaneous income of $0.2 for the quarter ended March 29, 2008. Net miscellaneous (income)/expense is primarily made up of earnings from joint ventures. The prior year income includes proceeds from an insurance claim.

Income Taxes

The provision for income taxes for the quarter ended March 28, 2009, was 23.7% of pretax income compared to 32.9% for the quarter ended March 29, 2008. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products, particularly from the tax benefit recognized in the U.S.

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

Cash from operations for the three months ended March 28, 2009, was $4.9 million, compared to $7.4 million for the three months ended March 29, 2008. The $2.5 million decrease in the Company’s net cash flow from operations during the period was due primarily to the decrease in net income of $7.1 million, change in taxes payable/receivable of $3.7 million, and lower cash inflow from accumulation of accounts payable and accrued expenses compared to the prior year. Decreases in accounts receivable and inventory totaling $2.7 million compared to increases in the prior year totaling $8.3 million partially offset the reduction in operating cash flows. Cash on hand decreased $4.6 million from $35.3 million in 2008 to $30.7 million in 2009. However, this decrease was largely the result of purchases of marketable securities totaling $6.2 million. Days sales outstanding (DSO) were 40 and 46 at March 28, 2009, and March 29, 2008, respectively. Customer payments have not been an issue thus far and the Company does not anticipate collectability issues even in this difficult economic environment. Inventory turns decreased to 9.1 as of March 28, 2009, compared to 10.6 as of March 29, 2008.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $1.2 million for the three months ended March 28, 2009, compared to $2.4 million for the three months ended March 29, 2008. Capital expenditures for the year are projected to be approximately $7.0 million, and includes $1.7 million for real estate that will close in the second quarter. This parcel of land is sandwiched between one of our existing facilities and vacant land that the Company already owns. It provides the Company with excellent options if it determines that additional bricks and mortar are needed.

The Company declared a special dividend of $0.09 per share to shareholders of record as of March 15, 2009, payable on March 31, 2009. The Company also declared its normal quarterly dividend of $0.09 per share to shareholders of record as of March 31, 2009, payable on April 15, 2009. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for its investments in Sun China, WhiteOak and High Country Tek. The Company does not have a majority ownership in or exercise control over any of these entities. The Company does not believe that its investments in Sun China, WhiteOak, or High Country Tek qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities (revised December 2003), an interpretation of ARB No. 51, nor are they material to the financial statements of the Company at March 28, 2009.

Seasonality

The Company generally has experienced increased sales during the second quarter of the year, largely as a result of the order patterns of our customers. As a result, the Company’s second quarter net sales, income from operations and net income historically are the highest of any quarter during the year. However, due to the current economic conditions, the Company does not expect this pattern to continue for 2009.

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at December 27, 2008. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 6 for goodwill amounts.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 27, 2008, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended March 28, 2009. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at March 28, 2009.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4.	CONTROLS AND PROCEDURES

As of March 28, 2009, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 28, 2009, in timely alerting them to material information required to be included in the Company's periodic SEC filings.

There were no changes in the Company's internal controls over financial reporting during the period ended March 28, 2009, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

Exhibit Number	Exhibit Description
10.1+	Peter Robson Employment Agreement dated April 22, 1981

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 6, 2009.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal
Financial and Accounting Officer)