Form 10-Q
period 2009-06-27
SUN HYDRAULICS CORP
filed 2009-08-04
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

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

The Registrant had 16,882,635 shares of common stock, par value $.001, outstanding as of July 24, 2009.

Sun Hydraulics Corporation

INDEX

For the quarter ended June 27, 2009

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	June 27, 2009	December 27, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,933	$35,176
Restricted cash	132	127
Accounts receivable, net of allowance for doubtful accounts of $86 and $92	10,475	12,502
Inventories	8,397	9,960
Income taxes receivable	3,410	1,353
Deferred income taxes	259	259
Marketable Securities	5,474	—
Other current assets	1,616	1,290

Total current assets	55,696	60,667

Property, plant and equipment, net	58,438	57,726

Marketable Securities	2,226	—
Other assets	3,702	3,992

Total assets	$120,062	$122,385

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,365	$3,258
Accrued expenses and other liabilities	2,549	5,546
Long-term debt due within one year	—	147
Dividends payable	1,519	1,499

Total current liabilities	7,433	10,450

Long-term debt due after one year	—	125
Deferred income taxes	4,906	4,871
Other noncurrent liabilities	407	383

Total liabilities	12,746	15,829

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 16,874,667 and 16,658,271 shares outstanding	17	17
Capital in excess of par value	41,493	38,042
Retained earnings	65,590	70,099
Accumulated other comprehensive income	216	(1,602)

Total shareholders’ equity	107,316	106,556

Total liabilities and shareholders’ equity	$120,062	$122,385

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	June 27, 2009	June 28, 2008
	(unaudited)	(unaudited)
Net sales	$21,607	$51,563

Cost of sales	17,373	32,488

Gross profit	4,234	19,075

Selling, engineering and administrative expenses	4,867	5,792

Operating income (loss)	(633)	13,283

Interest income, net	(171)	(155)
Foreign currency transaction loss, net	339	65
Miscellaneous expense, net	101	32

Income (loss) before income taxes	(902)	13,341

Income tax provision	(366)	4,433

Net income (loss)	$(536)	$8,908

Basic net income (loss) per common share	$(0.03)	$0.54

Weighted average basic shares outstanding	16,867	16,592

Diluted net income (loss) per common share	$(0.03)	$0.54

Weighted average diluted shares outstanding	16,899	16,623

Dividends declared per share	$0.090	$0.180

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Six months ended
	June 27, 2009	June 28, 2008
	(unaudited)	(unaudited)
Net sales	$46,815	$100,571

Cost of sales	37,003	64,402

Gross profit	9,812	36,169

Selling, engineering and administrative expenses	9,642	11,746

Operating income	170	24,423

Interest income, net	(282)	(268)
Foreign currency transaction loss, net	331	101
Miscellaneous (income)/loss, net	300	(218)

Income (loss) before income taxes	(179)	24,808

Income tax provision	(194)	8,208

Net income	$15	$16,600

Basic net income per common share	$0.00	$1.00

Weighted average basic shares outstanding	16,767	16,577

Diluted net income per common share	$0.00	$1.00

Weighted average diluted shares outstanding	16,797	16,610

Dividends declared per share	$0.270	$0.270

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total

Balance, December 27, 2008	—	$—	16,658	$17	$38,042	$70,099	$(1,602)	$106,556
Shares issued, ESPP			14		214			214
Stock-based compensation			3		441			441
Shares issued, restricted stock			1		14			14
Shares issued, ESOP			199		2,782			2,782
Dividends declared						(4,524)		(4,524)
Comprehensive income:
Net income						15		15
Foreign currency translation adjustments							1,820	1,820
Unrealized loss on available-for-sale securities							(2)	(2)

Comprehensive income								1,833

Balance, June 27, 2009	—	$—	16,875	$17	$41,493	$65,590	$216	$107,316

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Six months ended
	June 27, 2009	June 28, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$15	$16,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,559	3,521
Loss on disposal of assets	1	115
Provision for deferred income taxes	35	(2)
Allowance for doubtful accounts	(6)	(39)
Stock-based compensation expense	441	434
Stock options income tax benefit	—	(15)
(Increase) decrease in:
Accounts receivable	2,033	(5,234)
Inventories	1,563	(782)
Income taxes receivable	(2,057)	—
Other current assets	(326)	85
Other assets	277	3
Increase (decrease) in:
Accounts payable	107	1,401
Accrued expenses and other liabilities	(200)	2,194
Taxes payable	—	1,679
Other noncurrent liabilities	24	157

Net cash provided by operating activities	5,466	20,117

Cash flows from investing activities:
Capital expenditures	(3,506)	(6,862)
Proceeds from dispositions of equipment	—	99
Purchases of marketable securities	(8,133)	—
Proceeds from Sale of Marketable Securities	420

Net cash used in investing activities	(11,219)	(6,763)

Cash flows from financing activities:
Repayment of debt	(261)	(225)
Proceeds from exercise of stock options	214	84
Proceeds from stock issued	—	162
Dividends to shareholders	(4,504)	(4,474)
Stock options income tax benefit	—	15

Net cash used in financing activities	(4,551)	(4,438)

Effect of exchange rate changes on cash and cash equivalents	1,066	(138)

Net increase (decrease) in cash and cash equivalents	(9,238)	8,778

Cash and cash equivalents, beginning of period	35,303	19,337

Cash and cash equivalents, end of period	$26,065	$28,115

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$9	$19
Income taxes	$1,828	$6,546
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$2,797	$2,255

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 27, 2008, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 11, 2009. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the six month period ended June 27, 2009, are not necessarily indicative of the results that may be expected for the period ending January 2, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share as required by Statement of Financial Accounting Standard (“FAS”) No. 128, Earnings Per Share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Net income (loss)	$(536)	$8,908	$15	$16,600
Weighted average basic shares outstanding	16,867	16,592	16,767	16,577
Basic net income (loss) per common share	$(0.03)	$0.54	$0.00	$1.00
Effect of dilutive stock options	32	31	30	33
Weighted average diluted shares outstanding	16,899	16,623	16,797	16,610
Diluted net income (loss) per common share	$(0.03)	$0.54	$0.00	$1.00

3.	STOCK-BASED COMPENSATION

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

A summary of activity under the 1996 Plan for the three months ended June 27, 2009, is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term (in years)	value

Options outstanding as of December 27, 2008	19	$5.95
Granted	—
Exercised	—
Forfeitures	—

Options outstanding as of June 27, 2009	19	$5.95	2.17	$211

Options exercisable as of June 27, 2009	16	$4.92	1.96	$198

All options listed above vest over three to five years with a maximum term of seven to ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for both of the six month periods ended June 27, 2009, and June 28, 2008, was $3. There were no options granted during these periods.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the six months ended June 27, 2009, and June 28, 2008, totaled $388 and $352, respectively.

The following table summarizes restricted stock activity from December 27, 2008, through June 27, 2009:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 27, 2008	73	21.45
Granted	1	16.39
Vested	—	—
Forfeitures	—	—

Nonvested balance at June 27, 2009	74	21.39

The Company has $922 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of June 27, 2009. That cost is expected to be recognized over a weighted average period of 1.19 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of their annual salary in any year. Employees purchased 14,302 shares at a weighted average price of $14.13 and 7,586 shares at a weighted average price of $21.01, under the ESPP during the six months ended June 27, 2009, and June 28, 2008, respectively. In accordance with FAS 123R, the Company recognized $20 and $48 of compensation expense during the six months ended June 27, 2009 and June 28, 2008, respectively. At June 27, 2009, 553,469 shares remained available to be issued through the ESPP.

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

Directors may elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock are converted to deferred stock units. Deferred stock units are treated as liabilities in accordance with FAS 123R. At June 27, 2009, there were 20,904 deferred stock units outstanding.

Directors were granted 5,218 and 3,202 shares for the six months ended June 27, 2009, and June 28, 2008, respectively. The Company recognized director stock compensation expense of $15 and $183, for the six months ended June 27, 2009, and June 28, 2008, respectively. The Plan authorizes the issuance of up to 180,000 shares of common stock. At June 27, 2009, 148,435 shares remained available to be issued through the Plan.

4.	RESTRICTED CASH

The restricted cash balance at June 27, 2009, consisted of $49 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K. The remaining amount of $83 relates to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

5.	INVENTORIES

	June 27, 2009	December 27, 2008

Raw materials	$3,821	$4,428
Work in process	2,472	2,757
Finished goods	2,773	3,523
Provision for slow moving inventory	(669)	(748)

Total	$8,397	$9,960

6.	GOODWILL

On June 27, 2009, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 27, 2008. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of June 27, 2009, no factors were identified that indicated impairment of the carrying value of the goodwill.

7.	LONG-TERM DEBT

	June 27, 2009	December 27, 2008

$35,000 revolving line of credit, collateralized by U.S. assets, interest rate Libor + 1.5% or Bank’s Base Rate at Company’s discretion (1.81% at June 27, 2009), due August 1, 2011.	$—	$—

10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	—	272

	—	272
Less amounts due within one year	—	(147)

Total	$—	$125

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of June 27, 2009, the Company was in compliance with all debt covenants.

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

At June 27, 2009, the Company had an unrecognized tax benefit of $36 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of June 27, 2009, is not considered material to the Company’s Consolidated Financial Statements.

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

Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated

Three Months Ended June 27, 2009
Sales to unaffiliated customers	$12,569	$2,384	$3,445	$3,209	$—	$21,607
Intercompany sales	3,544	—	46	233	(3,823)	—
Operating income (loss)	(1,541)	124	561	123	100	(633)
Depreciation	1,365	27	130	260	—	1,782
Capital expenditures	2,205	4	24	37	—	2,270

Three Months Ended June 28, 2008
Sales to unaffiliated customers	$31,705	$5,465	$7,859	$6,534	$—	$51,563
Intercompany sales	8,677	—	65	615	(9,357)	—
Operating income	9,391	425	2,314	1,078	75	13,283
Depreciation	1,265	42	151	336	—	1,794
Capital expenditures	4,180	1	117	164	—	4,462

Six Months Ended June 27, 2009
Sales to unaffiliated customers	$28,189	$4,345	$7,612	$6,669	$—	$46,815
Intercompany sales	7,700	—	75	698	(8,473)	—
Operating income (loss)	(2,090)	210	1,274	576	200	170
Depreciation	2,735	53	254	493	—	3,535
Capital expenditures	3,336	27	28	115	—	3,506

Six Months Ended June 28, 2008
Sales to unaffiliated customers	$60,024	$11,819	$15,821	$12,907	$—	$100,571
Intercompany sales	17,804	—	143	1,204	(19,151)	—
Operating income	16,575	1,074	4,728	2,108	(62)	24,423
Depreciation	2,457	88	296	666	—	3,507
Capital expenditures	6,412	17	149	284	—	6,862

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparisons of the Three and Six Month Periods Ended June 27, 2009, and June 28, 2008, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense and net miscellaneous income/expense.

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

At June 27, 2009, the Company held available-for-sale securities with an aggregate fair value of $490. The Company, on a recurring basis, measures available-for-sale securities at fair value using quoted prices in active markets. The net unrealized holding loss amounted to $2 at June 27, 2009. The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 28, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended June 27, 2009 and June 28, 2008.

Assets measured at fair value on a recurring basis include the following as of June 27, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 27, 2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$490	$490	$—	$—

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value based on their short-term status. Marketable securities not included in the above table are held to maturity and as such are recorded at amortized cost.

11.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” for determining whether an entity is a variable interest entity and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact the adoption of SFAS 167 will have on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s Consolidated Financial Statements.

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for both financial and nonfinancial assets or liabilities have significantly decreased. FSP FAS 157-4 is effective for fiscal years and interim periods beginning after July 1, 2009 and shall be applied prospectively. The adoption of FSP FAS 157-4 on July 15, 2009 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 8% and 1% in 2008 and 2007, respectively. The index of shipments of hydraulic products is down 45% for the three-month period ending June 2009, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index decreased to 44.8 in June 2009 compared to 50.2 in June 2008. In July 2009, the index increased to 48.9. When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy. PMI reached a low point in December 2008, at 32.9. It has since increased in seven consecutive months, up nearly 49% in July 2009 compared to December 2008. The portion of the index that represents production has been above 50, indicating a growth phase, for the last two months.

Results for the second quarter

(Dollars in millions except net income per share)

	June 27, 2009	June 28, 2008	Decrease

Three Months Ended
Net Sales	$21.6	$51.6	-58%
Net Income	$-0.5	$8.9	-106%
Net Income (Loss) per share:
Basic	$-0.03	$0.54	-106%
Diluted	$-0.03	$0.54	-106%

Six Months Ended
Net Sales	$46.8	$100.6	-53%
Net Income	$0.0	$16.6	-100%
Net Income per share:
Basic	$0.00	$1.00	-100%
Fully Diluted	$0.00	$1.00	-100%

Second quarter results were consistent with the Company’s expectations. Despite the 53% drop in sales for the first half of the year, the Company operated at breakeven and generated strong cash flow. The Company’s order rates remain stable, leading management to believe they have seen the bottom of the cycle. The Company is continuing to invest for the future while maintaining its workforce readiness in preparation for the upturn.

In June, Sun initiated rolling furloughs for the production workforce and a 3% salary reduction for non-production personnel. The furloughs allow the Company to balance its capacity with current business levels without compromising its ability to respond when demand increases. While management expects to see some cost benefit in the third quarter, keeping its workforce intact is the primary goal. Under the furlough model, it is relatively simple to return to normal work schedules as demand recovers.

Sun’s distributors throughout the world continue to bring their inventory levels in line with demand. Sun’s North American distributor inventory decreased 18% from the beginning of the year as distributors and customers remain reluctant to add inventory. Expedite orders continued to be strong throughout the second quarter. The expedite activity and decreasing distributor inventory leads management to believe that Sun is getting closer to seeing actual customer demand levels.

The Company’s strong financial position and ability to generate cash has allowed it to continue to invest in its facilities and people. In June, the Company purchased land that gives it 27 contiguous acres which includes one of its existing facilities, and installed a new heat treat furnace that enhances capacity and improves the quality of its products. Since the end of the first quarter, more than 100 employees have been engaged in the Manufacturing Fundamentals and Essentials Training program offered by the State of Florida. The program develops employability skills and provides training in production processes, maintenance, quality assurance, and safety.

Management believes the actions it has taken and the Company’s strong financial position provides it flexibility to manage the business regardless of future demand. However, management is encouraged by the strong uptick in the Purchasing Managers Index in July and the seven months of upward momentum. The portion representing production has been in a growth phase for the last two months. These external indices coupled with stable internal order rates and decreased distributor inventory, leads management to believe the economy is in the early stages of recovery. When it does, management believes Sun is ideally positioned to respond to customer demand with superior product and service performance, and take advantage of market share gains in the beginning phases of the business cycle.

Outlook

The Company’s 2009 third quarter sales are expected to be in the range of $22 to $23 million, a 50% decrease in revenue compared to last year, and earnings are expected to be around breakeven compared to earnings of $0.40 per share in the same period of the prior year.

COMPARISON OF THE THREE MONTHS ENDED JUNE 27, 2009 AND JUNE 28, 2008

Net Sales

Net sales were $21.6 million, a decrease of $30 million, or 58.1%, compared to $51.6 million in 2008. Net sales decreased 54.3% excluding the effect of exchange rates. The decrease in net sales was primarily driven by decreased demand in our end markets, which primarily include capital goods equipment. Price increases in October 2008 accounted for approximately 2% of sales. New product sales (defined as products introduced within the last five years) generally make up 15% of total sales.

North American sales decreased 61.4% or $14.5 million, to $9.2 million, Asian sales decreased 56.2% or $5.4 million, to $4.2 million, and European sales decreased 55.7% or $9.5 million, to $7.5 million.

The U.S. reporting segment had sales of $12.6 million in the second quarter of 2009, down $19.1 million or 60.4%, compared to sales of $31.7 million during the second quarter last year. The decrease was driven by demand in our end markets and the general downturn in the global economy. International sales out of the U.S. were $4.4 million during the second quarter of 2009, down 59.6% or $6.5 million, compared to $10.9 million during the second quarter last year. Significant decreases in sales were noted in almost all geographic regions.

The Korean reporting segment had sales of $2.4 million during the second quarter of 2009, down $3.1 million or 56.4%, compared to sales of $5.5 million during the second quarter last year. Currency effect reduced 2009 second quarter sales by approximately $0.6 million. The remaining decrease was related to a slowdown in sales to four major Korean customers that are in the construction equipment industry.

The German reporting segment had sales of $3.4 million during the second quarter of 2009, down $4.4 million or 56.2%, compared to sales of $7.9 million during the second quarter last year. Currency effect reduced 2009 second quarter sales by approximately $0.5 million. The remaining decrease is primarily related to demand within Germany however, sales were down in almost all geographic markets.

The U.K. reporting segment had sales of $3.2 million during the second quarter of 2009, down $3.3 million or 50.9%, compared to sales of $6.5 million during the second quarter last year. Currency effect reduced 2009 second quarter sales by approximately $0.4 million. The largest reduction of sales was to customers within the U.K. however, sales were down in almost all geographic markets.

Gross Profit

Gross profit decreased $14.8 million or 77.8% to $4.2 million in the second quarter of 2009, compared to $19.1 million in the second quarter last year. Gross profit as a percentage of net sales decreased to 19.6% in the second quarter of 2009, compared to 37.0% in the second quarter last year. The Company experienced a sharp decline in sales during the fourth quarter of 2008, which began the downward trend in gross profit margins. Sales continued to decline in the first and second quarters of 2009, resulting in further reductions in the gross profit margin.

Second quarter gross profit decreases compared to the same period of the prior year, were primarily related to lower sales volume, which contributed $11.1 million of the decrease. The remaining decreases in gross profit were attributed to productivity declines of approximately $1.0 million, and increases in overhead expenses as a percentage of sales of approximately $3.2 million, both of which occurred primarily in the U.S. In periods of sharp declining sales, the Company cannot reduce costs at the same pace. However, the decrease in gross profit was partially offset by lower material costs as a percent of sales of approximately $0.4 million, the elimination of overtime premiums of approximately $0.4 million, reduced retirement benefits related to the shared distribution of approximately $0.5 million that was included in the prior year results, and a one-time reduction in health benefit costs of approximately $0.4 million. These reductions were all primarily in the U.S.

In June, the Company initiated rolling furloughs for the production workforce and a 3% salary reduction for non-production personnel. While the decision was not cost driven, the Company had approximately $0.1 million of benefit in the second quarter, and expects a benefit of approximately $0.8 million in the third quarter.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses decreased 16.0%, or $0.9 million, to $4.9 million compared to the same quarter last year. The change is primarily a result of decreases in compensation of $0.4 million, resulting primarily from salary freezes and reductions that began in January, fringe benefit costs of $0.2 million, primarily related to retirement benefits associated with the shared distribution that was included in the prior year results, and travel of $0.1 million.

Operating Income (Loss)

Operating income decreased $13.9 million or 104.8% to a loss of $0.6 million in the second quarter of 2009, compared to income of $13.3 million in the second quarter last year, with operating margins of (2.9%) and 25.8% for the second quarters of 2009 and 2008, respectively. The sharp decline in sales is the primary cause for the operating loss. While all reporting segments were able to reduce fixed costs, as sales fall sharply, the Company cannot decrease costs at the same pace.

The U.S. reporting segment experienced an operating loss of $1.5 million in the second quarter of 2009, compared to operating income of $9.4 million during the second quarter of 2008, a decrease of $10.9 million. The sharp decline in sales volume reduced operating income $5.7 million. Decreases in operating income occurred from productivity declines as a result of keeping its workforce intact, and increased variable and fixed overhead costs as a percent of sales. Decreases in operating income were partially offset by decreases in material costs, fringe benefits, and overtime premiums. The Company continues to monitor and reduce fixed costs where it is deemed appropriate.

The Korean reporting segment contributed $0.1 million to our consolidated operating income during the second quarter of 2009 compared to $0.4 million during the second quarter last year, a decrease of $0.3 million. The reduction in sales volume was responsible for $0.2 million of the decrease in operating income.

The German reporting segment contributed $0.6 million to our consolidated operating income during the second quarter of 2009 compared to $2.3 million during the second quarter last year, a decrease of $1.8 million. Reduction in sales volume resulted in a decrease of $1.3 million to operating income. The remaining decrease was primarily related to material costs due to the strength of the U.S. Dollar against the Euro for material purchases made in U.S. Dollars.

The U.K. reporting segment contributed $0.1 million to our consolidated operating income during the second quarter of 2009 compared to $1.1 million during the second quarter last year, a decrease of $1.0 million. The reduction in sales volume was responsible for $0.5 million of the decrease in operating income. The remaining decrease was primarily related to increases in overhead costs as a percent of sales.

Interest Income, Net

Net interest income was $0.2 million for the quarters ended June 27, 2009, and June 28, 2008. The Company currently has no outstanding debt compared to a minimal amount the prior year. Total average cash and investments for the quarter ended June 27, 2009, was $35.3 million compared to $25.7 million for the quarter ended June 28, 2008. Although average cash increased, interest income remained relatively flat due to lower interest rates compared to the prior year.

Foreign Currency Transaction Loss, Net

Foreign currency transaction loss increased to $0.3 million for the quarter ended June 27, 2009, from $0.1 million for the quarter ended June 28, 2008. The British Pound, Euro and Korean Won all made gains against the U.S. Dollar during the period. The current period loss was due to the revaluation of assets and liabilities held in U.S. Dollars at our U.K. subsidiary.

Miscellaneous (Income)/Expense, Net

There was net miscellaneous expense of $0.1 for the quarter ended June 27, 2009, compared to a minimal expense for the quarter ended June 28, 2008. The net miscellaneous expense is primarily made up of earnings and losses from joint ventures.

Income Taxes

The provision for income taxes for the quarter ended June 27, 2009, was 40.6% of pretax loss compared to 33.2% of pretax income for the quarter ended June 28, 2008. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products, particularly from the tax benefit recognized in the U.S.

COMPARISON OF THE SIX MONTHS ENDED JUNE 27, 2009 AND JUNE 28, 2008

Net Sales

Net sales were $46.8 million, a decrease of $53.8 million, or 53.5%, compared to $100.6 million in 2008. Net sales decreased 48.6% excluding the effect of exchange rates. The decrease in net sales was primarily driven by decreased demand in our end markets, which primarily include capital goods equipment. Price increases in October 2008 accounted for approximately 2% of sales. New product sales (defined as products introduced within the last five years) generally make up 15% of total sales.

North American sales decreased 52.7% or $23.6 million, to $21.2 million, Asian sales decreased 60.4% or $11.8 million, to $7.7 million, and European sales decreased 51.0% or $17.3 million, to $16.6 million.

The U.S. reporting segment had sales of $28.2 million in the period ended June 27, 2009, down $31.8 million or 53.0%, compared to sales of $60.0 million during the period ended June 28, 2008. The decrease was driven by demand in our end markets and the general downturn in the global economy. International sales out of the U.S. were $9.1 million during 2009, down 55.3% or $11.2 million, compared to $20.3 million during the prior year. Significant decreases in sales were noted in all geographic regions.

The Korean reporting segment had sales of $4.3 million during the period ended June 27, 2009, down $7.5 million or 63.2%, compared to sales of $11.8 million during period ended June 28, 2008. Currency effect reduced 2009 sales by approximately $1.5 million. The remaining decrease was related to a slowdown in sales to four major Korean customers that are in the construction equipment industry.

The German reporting segment had sales of $7.6 million during the period ended June 27, 2009, down $8.2 million or 51.9%, compared to sales of $15.8 million during the period ended June 28, 2008. Currency effect reduced 2009 sales by approximately $1.2 million. The remaining decrease is primarily related to demand within Germany however, sales were down in all geographic markets.

The U.K. reporting segment had sales of $6.7 million during the period ended June 27, 2009, down $6.2 million or 48.3%, compared to sales of $12.9 million during the period ended June 28, 2008. Currency effect reduced 2009 sales by approximately $1.2 million. The largest reduction of sales was to customers within the U.K. however, sales were down in all geographic markets.

Gross Profit

Gross profit decreased $26.4 million or 72.9% to $9.8 million in the period ended June 27, 2009, compared to $36.2 million in the period ended June 28, 2008. Gross profit as a percentage of net sales decreased to 21.0% in the period ended June 27, 2009, compared to 36.0% in the period ended June 28, 2008. The Company experienced a sharp decline in sales during the fourth quarter of 2008, which resulted in gross profit margins of 24.9%. Sales continued to decline during the first half of 2009, resulting in further reductions in the gross profit margin.

The 2009 gross profit decreases were primarily related to lower sales volume, which contributed $19.3 million of the decrease. The remaining decreases in gross profit were attributed to productivity declines of approximately $2.1 million, and increases in overhead expenses as a percentage of sales of approximately $5.9 million, both of which occurred primarily in the U.S. In periods of sharp declining sales, the Company cannot reduce costs at the same pace. However, the decrease in gross profit was partially offset by lower material costs as a percent of sales of approximately $1.0 million, primarily in the U.S. and U.K. Additionally, the Company eliminated overtime premiums equal to approximately $0.8 million, reduced retirement benefits related to the shared distribution of approximately $1.5 million that was included in the prior year results, and experienced a one-time reduction in health benefit costs of $0.4 million. These reductions were all primarily in the U.S.

In June, the Company initiated rolling furloughs for the production workforce and a 3% salary reduction for non-production personnel. While the decision was not cost driven, the Company had approximately $0.1 million of benefit in the first half of 2009, and expects a benefit of approximately $0.8 million in the third quarter.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses decreased 17.9%, or $2.1 million, to $9.6 million compared to the same period last year. The change is primarily a result of decreases in compensation of $0.7 million, resulting primarily from salary freezes and reductions that began in January, fringe benefit costs of $0.5 million, primarily related to retirement benefits associated with the shared distribution that was included in the prior year results, and travel of $0.2 million.

Operating Income

Operating income decreased $24.3 million or 99.3% to $0.2 million in the period ended June 27, 2009, compared to $24.4 million in the period ended June 28, 2008, with operating margins of 0.4% and 24.3% for 2009 and 2008, respectively. The sharp decline in sales is the primary cause for the reduction in operating income margins. While all reporting segments were able to reduce fixed costs, as sales fall sharply, the Company cannot decrease costs at the same pace. Therefore, at the current sales levels, it is difficult for all reporting segments to absorb their fixed costs.

The U.S. reporting segment experienced an operating loss of $2.1 million in the period ended June 27, 2009, compared to operating income of $16.6 million during the period ended June 28, 2008, a decrease of $18.7 million. The sharp decline in sales volume reduced operating income $8.8 million. Additional decreases in operating income occurred from productivity declines as a result of keeping its workforce intact, and increased variable and fixed overhead costs as a percent of sales. Decreases in operating income were partially offset by decreases in material costs. The Company continues to monitor and reduce fixed costs where it is deemed appropriate.

The Korean reporting segment contributed $0.2 million to our consolidated operating income during the period ended June 27, 2009 compared to $1.1 million during the period ended June 28, 2008, a decrease of $0.9 million. The reduction in sales volume was responsible for $0.7 million of the decrease in operating income.

The German reporting segment contributed $1.3 million to our consolidated operating income during the period ended June 27, 2009 compared to $4.7 million during the period ended June 28, 2008, a decrease of $3.5 million. Reduction in sales volume resulted in a decrease of $2.5 million to operating income. The remaining decrease was primarily related to material costs due to the strength of the U.S. Dollar against the Euro for material purchases made in U.S. Dollars, and increased fixed overhead costs as a percent of sales.

The U.K. reporting segment contributed $0.6 million to our consolidated operating income during the period ended June 27, 2009 compared to $2.1 million during the period ended June 28, 2008, a decrease of $1.5 million. The reduction in sales volume was responsible for $1.0 million of the decrease in operating income. The remaining decrease was primarily related to increased fixed overhead costs as a percent of sales.

Interest Income, Net

Net interest income was $0.3 million for the periods ended June 27, 2009, and June 28, 2008. The Company currently has no outstanding debt compared to a minimal amount the prior year. Total average cash and investments for the six months ended June 27, 2009, was $34.5 million compared to $23.7 million for the six months ended June 28, 2008. Although average cash increased, interest income remained relatively flat due to lower interest rates compared to the prior year.

Foreign Currency Transaction Loss, Net

Foreign currency transaction loss increased to $0.3 million for the period ended June 27, 2009, from $0.1 million for the period ended June 28, 2008. The British Pound, Euro and Korean Won all made gains against the U.S. Dollar during the second quarter of 2009. The current period loss was due to the revaluation of assets and liabilities held in U.S. Dollars at our U.K. subsidiary in the second quarter.

Miscellaneous (Income)/Expense, Net

There was net miscellaneous expense of $0.3 million for the period ended June 27, 2009, compared to $0.2 million of net miscellaneous income for the period ended June 28, 2008. Net miscellaneous (income)/expense is primarily made up of earnings and losses from joint ventures. The prior year income includes proceeds from an insurance claim.

Income Taxes

The provision for income taxes for the period ended June 27, 2009, was 108.4% of pretax loss compared to 33.1% for the quarter ended June 28, 2008. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products, particularly from the tax benefit recognized in the U.S.

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

Cash from operations for the six months ended June 27, 2009, was $5.5 million, compared to $20.1 million for the six months ended June 28, 2008. The $14.7 million decrease in the Company’s net cash flow from operations during the period was due primarily to the decrease in net income of $16.6 million, change in taxes payable/receivable of $3.7 million, and lower cash inflow from accumulation of accounts payable and accrued expenses compared to the prior year. Decreases in accounts receivable and inventory totaling $3.6 million compared to increases in the prior year totaling $6.0 million partially offset the reduction in operating cash flows. Cash on hand decreased $9.2 million from $35.3 million in 2008 to $26.1 million in 2009. However, this decrease was largely the result of net purchases of marketable securities totaling $7.7 million. Days sales outstanding (DSO) were 44 and 39 at June 27, 2009, and June 28, 2008, respectively. Customer payments have not been an issue thus far and the Company does not anticipate collectability issues even in this difficult economic environment. Inventory turns decreased to 8.3 as of June 27, 2009, compared to 10.6 as of June 28, 2008.

Capital expenditures were $3.5 million for the six months ended June 27, 2009, compared to $6.9 million for the six months ended June 28, 2008. The current year includes purchases of machinery and equipment of $1.8 million and a land purchase of $1.7 million. The prior year includes purchases of machinery and equipment of $4.4 million and a land purchase of $2.5 million. The parcels of land along with already owned property that includes one of the Companies existing facilities combine to provide the Company with 27 contiguous acres. It provides the Company with excellent options if it determines that additional bricks and mortar are needed. Capital expenditures for the year are projected to be approximately $7.0 million.

The Company declared a quarterly dividend of $0.09 per share to shareholders of record as of June 30, 2009, payable on July 15, 2009. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for its investments in Sun China, WhiteOak and High Country Tek. The Company does not have a majority ownership in or exercise control over any of these entities. The Company does not believe that its investments in Sun China, WhiteOak, or High Country Tek qualify as Variable Interest Entities, within the scope of FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities (revised December 2003), an interpretation of ARB No. 51, nor are they material to the financial statements of the Company at June 27, 2009.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 27, 2008, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended June 27, 2009. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at June 27, 2009.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4.	CONTROLS AND PROCEDURES

As of June 27, 2009, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 27, 2009, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the period ended June 27, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2009, the Registrant voluntarily issued 176,827 shares of its common stock to the Sun Hydraulics Employee Stock Ownership Plan (“ESOP”) for the benefit of its United States employees. The ESOP paid no consideration for the shares. The shares were valued at $13.93 per share, the closing price of the stock on March 30, 2009. The shares will be allocated pursuant to the terms of the ESOP to the Registrant’s United States employees. The issuance of the shares was exempt from registration under the Securities Act of 1933 as the contribution of the shares to the ESOP for the benefit of the Registrant’s employees, without the payment of consideration by the ESOP or employees, does not constitute a sale of the common stock for purposes of the Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on June 8, 2009. At the meeting, the following actions were taken by the shareholders:

Allen J. Carlson, John S. Kahler, and Wolfgang H. Dangel were elected as Directors, to serve until the Annual Meeting in the year 2012, until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and withheld were as follows:

	Voted For	Withheld
Allen J. Carlson	15,454,481	222,983
John S. Kahler	15,408,761	268,703
Wolfgang H. Dangel	15,510,600	166,864

The ratification of the appointment of Kirkland, Russ, Murphy & Tapp, P.A. as the independent registered certified public accounting firm to report upon the financial statements of the Company for the year ended January 2, 2010. The voting on the ratification was as follows:

FOR	15,584,822
AGAINST	27,838
ABSTAIN	64,804
BROKER NON-VOTES	0

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

Exhibit Number	Exhibit Description
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 4, 2009.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)