Form 10-Q
period 2009-09-26
SUN HYDRAULICS CORP
filed 2009-11-04
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

The Registrant had 16,932,383 shares of common stock, par value $.001, outstanding as of October 23, 2009.

Sun Hydraulics Corporation

INDEX

For the quarter ended September 26, 2009

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	September 26, 2009	December 27, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,109	$35,176
Restricted cash	134	127
Accounts receivable, net of allowance for doubtful accounts of $75 and $92	10,719	12,502
Inventories	8,097	9,960
Income taxes receivable	1,673	1,353
Deferred income taxes	259	259
Marketable securities	5,158	—
Other current assets	1,321	1,290

Total current assets	57,470	60,667

Property, plant and equipment, net	57,790	57,726

Marketable securities	2,308	—
Other assets	3,515	3,992

Total assets	$121,083	$122,385

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,529	$3,258
Accrued expenses and other liabilities	3,307	5,546
Long-term debt due within one year	—	147
Dividends payable	1,520	1,499

Total current liabilities	8,356	10,450

Long-term debt due after one year	—	125
Deferred income taxes	4,896	4,871
Other noncurrent liabilities	536	383

Total liabilities	13,788	15,829

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 16,885,578 and 16,658,271 shares outstanding	17	17
Capital in excess of par value	41,841	38,042
Retained earnings	64,623	70,099
Accumulated other comprehensive income	814	(1,602)

Total shareholders’ equity	107,295	106,556

Total liabilities and shareholders’ equity	$121,083	$122,385

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	September 26, 2009	September 27, 2008
	(unaudited)	(unaudited)

Net sales	$23,316	$44,771

Cost of sales	17,965	30,033

Gross profit	5,351	14,738

Selling, engineering and administrative expenses	4,928	5,457

Operating income	423	9,281

Interest income, net	(146)	(233)
Foreign currency transaction gain, net	(88)	(258)
Miscellaneous expense, net	87	4

Income before income taxes	570	9,768

Income tax provision	16	3,111

Net income	$554	$6,657

Basic net income per common share	$0.03	$0.40

Weighted average basic shares outstanding	16,883	16,612

Diluted net income per common share	$0.03	$0.40

Weighted average diluted shares outstanding	16,917	16,642

Dividends declared per share	$0.090	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Nine months ended
	September 26, 2009	September 27, 2008
	(unaudited)	(unaudited)

Net sales	$70,131	$145,342

Cost of sales	54,968	94,436

Gross profit	15,163	50,906

Selling, engineering and administrative expenses	14,570	17,203

Operating income	593	33,703

Interest income, net	(427)	(500)
Foreign currency transaction (gain) loss, net	243	(158)
Miscellaneous (income) expense, net	387	(213)

Income before income taxes	390	34,574

Income tax (benefit) provision	(179)	11,319

Net income	$569	$23,255

Basic net income per common share	$0.03	$1.40

Weighted average basic shares outstanding	16,806	16,589

Diluted net income per common share	$0.03	$1.40

Weighted average diluted shares outstanding	16,837	16,621

Dividends declared per share	$0.360	$0.360

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total

Balance, December 27, 2008	—	$—	16,658	$17	$38,042	$70,099	$(1,602)	$106,556
Shares issued, stock options			2		7			7
Shares issued, ESPP			23		310			310
Stock-based compensation			3		686			686
Shares issued, restricted stock			1		14			14
Shares issued, ESOP			199		2,782			2,782
Dividends declared						(6,045)		(6,045)
Comprehensive income:
Net income						569		569
Foreign currency translation adjustments							2,418	2,418
Unrealized loss on available-for-sale securities							(2)	(2)

Comprehensive income								2,985

Balance, September 26, 2009	—	$—	16,886	$17	$41,841	$64,623	$814	$107,295

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended
	September 26, 2009	September 27, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$569	$23,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,269	5,297
Loss on disposal of assets	17	138
Provision for deferred income taxes	25	(43)
Allowance for doubtful accounts	(17)	(75)
Stock-based compensation expense	686	671
Stock options income tax benefit	—	(15)
(Increase) decrease in:
Accounts receivable	1,800	(1,817)
Inventories	1,863	(84)
Income taxes receivable	(320)	—
Other current assets	(31)	143
Other assets	457	97
Increase in:
Accounts payable	271	97
Accrued expenses and other liabilities	558	2,584
Taxes payable	—	502
Other noncurrent liabilities	153	96

Net cash provided by operating activities	11,300	30,846

Cash flows from investing activities:
Capital expenditures	(4,549)	(9,229)
Proceeds from dispositions of equipment	—	99
Purchases of marketable securities	(8,928)	—
Proceeds from sale of marketable securities	1,451

Net cash used in investing activities	(12,026)	(9,130)

Cash flows from financing activities:
Repayment of debt	(261)	(301)
Proceeds from exercise of stock options	7	87
Proceeds from stock issued	310	267
Dividends to shareholders	(6,024)	(5,968)
Stock options income tax benefit	—	15

Net cash used in financing activities	(5,968)	(5,900)

Effect of exchange rate changes on cash and cash equivalents	1,634	(1,875)

Net increase (decrease) in cash and cash equivalents	(5,060)	13,941

Cash and cash equivalents, beginning of period	35,303	19,337

Cash and cash equivalents, end of period	$30,243	$33,278

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$9	$19
Income taxes	$116	$10,875
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$2,797	$2,255

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, is located in Mediapolis, Iowa, and designs and produces complementary electronic control products. High Country Tek, Inc. (“HCT”), a 48% equity method investment, is located in Nevada City, California, and designs and manufacturers ruggedized electronic/hydraulic control solutions for mobile equipment markets. Sun Hydraulics also has a sales office in Bangalore, India, to develop new business opportunities in the Indian market.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 27, 2008, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 11, 2009. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the nine month period ended September 26, 2009, are not necessarily indicative of the results that may be expected for the period ending January 2, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008

Net income	$554	$6,657	$569	$23,255
Weighted average basic shares outstanding	16,883	16,612	16,806	16,589
Basic net income per common share	$0.03	$0.40	$0.03	$1.40
Effect of dilutive stock options	34	30	31	32
Weighted average diluted shares outstanding	16,917	16,642	16,837	16,621
Diluted net income per common share	$0.03	$0.40	$0.03	$1.40

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share data)

3. STOCK-BASED COMPENSATION

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

A summary of activity under the 1996 Plan for the nine months ended September 26, 2009, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Options outstanding as of December 27, 2008	19	$5.95
Granted	—
Exercised	(2)	$3.00
Forfeitures	—

Options outstanding as of September 26, 2009	17	$6.34	2.03	$257

Options exercisable as of September 26, 2009	14	$5.22	1.81	$232

All options listed above vest over three to five years with a maximum term of seven to ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for both of the nine month periods ended September 26, 2009, and September 27, 2008, was $5. There were no options granted during these periods.

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

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share data)

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the nine months ended September 26, 2009, and September 27, 2008, totaled $582 and $527, respectively.

The following table summarizes restricted stock activity from December 27, 2008, through September 26, 2009:

	Number of shares	Weighted average grant-date fair value

Nonvested balance at December 27, 2008	73	21.45
Granted	1	16.39
Vested	—	—
Forfeitures	—	—

Nonvested balance at September 26, 2009	74	21.39

The Company has $728 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of September 26, 2009. That cost is expected to be recognized over a weighted average period of .94 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of their annual salary in any year. Employees purchased 22,270 shares at a weighted average price of $13.92, and 11,789 shares at a weighted average price of $22.63, under the ESPP during the nine months ended September 26, 2009, and September 27, 2008, respectively. The Company recognized $55 and $76 of compensation expense during the nine months ended September 26, 2009, and September 27, 2008, respectively. At September 26, 2009, 545,501 shares remained available to be issued through the ESPP.

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

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share data)

Directors may elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock are converted to deferred stock units. Deferred stock units are treated as liabilities. At September 26, 2009, there were 23,064 deferred stock units outstanding.

Directors were granted 7,971 and 5,427 shares for the nine months ended September 26, 2009, and September 27, 2008, respectively. The Company recognized director stock compensation expense of $213 and $161, for the nine months ended September 26, 2009, and September 27, 2008, respectively. The Plan authorizes the issuance of up to 180,000 shares of common stock. At September 26, 2009, 145,682 shares remained available to be issued through the Plan.

4. RESTRICTED CASH

The restricted cash balance at September 26, 2009, consisted of $48 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K. The remaining amount of $86 relates to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

5. INVENTORIES

	September 26, 2009	December 27, 2008

Raw materials	$3,700	$4,428
Work in process	2,467	2,757
Finished goods	2,557	3,523
Provision for slow moving inventory	(627)	(748)

Total	$8,097	$9,960

6. GOODWILL

On September 26, 2009, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 27, 2008. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of September 26, 2009, no factors were identified that indicated impairment of the carrying value of the goodwill.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share data)

7. LONG-TERM DEBT

	September 26, 2009	December 27, 2008

$35,000 revolving line of credit, collateralized by U.S. assets, interest rate Libor + 1.5% or Bank’s Base Rate at Company’s discretion (1.75% at September 26, 2009), due August 1, 2011.	$—	$—

10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	—	272

	—	272
Less amounts due within one year	—	(147)

Total	$—	$125

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of September 26, 2009, the Company was in compliance with all debt covenants.

8. INCOME TAXES

At September 26, 2009, the Company had an unrecognized tax benefit of $157 including accrued interest. The amount is primarily attributable to research and development tax credits. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of September 26, 2009, is not considered material to the Company’s Consolidated Financial Statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years before 2004 for the majority of tax jurisdictions.

The Company’s federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2004 through 2007. Subsequent to September 26, 2009, the IRS proposed a significant adjustment to the Company’s research and development tax credit position. Management has disagreed with the proposed adjustment and has filed for Fast Track Mediation.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months the Company will resolve some or all of the matters presently under consideration for 2004 through 2007 with the IRS, and that there could be significant increases or decreases to unrecognized tax benefits. However, at this time, the Company cannot make a reasonable estimate of that range.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share data)

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

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated

Three Months Ended September 26, 2009
Sales to unaffiliated customers	$13,890	$2,621	$3,429	$3,376	$—	$23,316
Intercompany sales	3,881	—	43	217	(4,141)	—
Operating income (loss)	(340)	193	498	24	48	423
Depreciation	1,284	27	125	268	—	1,704
Capital expenditures	961	4	9	69	—	1,043

Three Months Ended September 27, 2008
Sales to unaffiliated customers	$28,810	$3,854	$6,746	$5,361	$—	$44,771
Intercompany sales	6,300	—	48	607	(6,955)	—
Operating income	6,204	257	2,131	752	(63)	9,281
Depreciation	1,273	37	147	313	—	1,770
Capital expenditures	2,080	19	140	129	—	2,368

Nine Months Ended September 26, 2009
Sales to unaffiliated customers	$42,078	$6,966	$11,041	$10,046	$—	$70,131
Intercompany sales	11,581	—	118	915	(12,614)	—
Operating income (loss)	(2,430)	403	1,772	600	248	593
Depreciation	4,018	80	379	762	—	5,239
Capital expenditures	4,297	31	37	184	—	4,549

Nine Months Ended September 27, 2008
Sales to unaffiliated customers	$88,834	$15,673	$22,567	$18,268	$—	$145,342
Intercompany sales	24,104	—	191	1,811	(26,106)	—
Operating income	22,779	1,332	6,858	2,860	(126)	33,703
Depreciation	3,730	125	443	979	—	5,277
Capital expenditures	8,492	35	289	413	—	9,229

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparisons of the Three and Nine Month Periods Ended September 26, 2009, and September 27, 2008, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense and net miscellaneous income/expense.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share data)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses the three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At September 26, 2009, the Company held available-for-sale securities with an aggregate fair value of $765. The Company, on a recurring basis, measures available-for-sale securities at fair value using quoted prices in active markets. The net unrealized holding loss amounted to $2 at September 26, 2009. The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 27, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended September 26, 2009 and September 27, 2008.

Assets measured at fair value on a recurring basis include the following as of September 26, 2009:

		Fair Value Measurements at Reporting Date Using
Description	September 26, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$765	$765	$—	$—

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value based on their short-term status. Marketable securities not included in the above table are held to maturity and as such are recorded at amortized cost.

11. NEW ACCOUNTING PRONOUNCEMENTS

In August 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance that provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This guidance is effective for the Company for the interim period beginning September 27, 2009. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued The “FASB Accounting Standards Codification” and Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued new accounting guidance for determining whether an entity is a variable interest entity and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. This guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued new accounting guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. This guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 8% and 1% in 2008 and 2007, respectively. The index of shipments of hydraulic products is down 47% for the three-month period ending September 2009, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion; when it is below 50, it indicates contraction in the economy. The index increased to 52.6 in September 2009 compared to 43.5 in September 2008. In October 2009, the index increased to 55.7. This is the third consecutive month above 50, indicating the economy is expanding. Additionally, the rate of growth is the highest since April 2006. The portion of the index that represents production has been above 50, indicating a growth phase, for the last five months. Management believes these trends are a strong indication that Sun will see growth into 2010.

Results for the third quarter

(Dollars in millions except net income per share)

	September 26, 2009	September 27, 2008	Decrease

Three Months Ended
Net Sales	$23.3	$44.8	-48%
Net Income	$0.6	$6.7	-91%
Net Income per share:
Basic	$0.03	$0.40	-93%
Diluted	$0.03	$0.40	-93%

Nine Months Ended
Net Sales	$70.1	$145.3	-52%
Net Income	$0.6	$23.3	-97%
Net Income per share:
Basic	$0.03	$1.40	-98%
Fully Diluted	$0.03	$1.40	-98%

The Company experienced a modest rebound in sales and incoming order activity that began in the third quarter. The sequential revenue increase and recognition of the full benefit of the employee furlough programs helped earnings turn positive for the quarter.

Management is cautiously optimistic that the bottom of this recession has passed, as the fourth quarter forecast represents a 12% sequential sales increase in what is historically the weakest quarter of the year.

In addition to PMI, management’s optimism is based, in part, on actions it took during this downturn. Investments made now will help reap rewards for Sun in the future. On the product side, the Company’s electrically-actuated valves continue to gain attention in the marketplace and HCT (High Country Tek), as a by-product of its sales efforts, continues to uncover new opportunities for Sun products. Prototype development for integrated packages has remained very busy throughout the last three quarters and has led to new orders.

Through this downturn, Sun has been able to keep its workforce intact and the Company has continued to invest in machinery and equipment to improve quality and productivity. New product designs complement Sun’s integrated packaging strategy and are helping the Company develop unique system solutions for customers.

Outlook

The Company’s 2009 fourth quarter sales are expected to be $26 million, a 21% decrease in revenue compared to last year, and earnings are expected to be $0.05 to $0.07 per share compared to earnings of $0.15 per share in the same period of the prior year.

Sales for the year are estimated to be approximately $96 million, a 46% decrease compared to 2008. Earnings per share for 2009 are estimated to be $0.08 to $0.10 compared to earnings of $1.55 per share in 2008.

Sun’s fourth quarter results are based on a 14-week quarter resulting in a 53-week year for 2009. This will result in approximately three additional shipping days.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 26, 2009 AND SEPTEMBER 27, 2008

Net Sales

Net sales were $23.3 million, a decrease of $21.5 million, or 47.9%, compared to $44.8 million in 2008. Net sales decreased 45.4% excluding the effect of exchange rates. The decrease in net sales was primarily driven by decreased demand in our end markets, which primarily include capital goods equipment. Price increases in October 2008 accounted for approximately 2% of sales. New product sales (defined as products introduced within the last five years) generally make up 10 - 15% of total sales.

North American sales decreased 50.0% or $10.5 million, to $10.5 million, Asian sales decreased 40.5% or $3.0 million, to $4.4 million, and European sales decreased 49.2% or $7.4 million, to $7.6 million.

The U.S. reporting segment had sales of $13.9 million in the third quarter of 2009, down $14.9 million or 51.8%, compared to sales of $28.8 million during the third quarter last year. The decrease was driven by demand in our end markets and the general downturn in the global economy. International sales out of the U.S. were $4.2 million during the third quarter of 2009, down 57.5% or $5.7 million, compared to $9.9 million during the third quarter last year. Significant decreases in sales were noted in almost all geographic regions.

The Korean reporting segment had sales of $2.6 million during the third quarter of 2009, down $1.2 million or 32.0%, compared to sales of $3.9 million during the third quarter last year. Currency effect reduced 2009 third quarter sales by approximately $0.5 million. The remaining decrease was related to a slowdown in sales to four major Korean customers that are in the construction equipment industry.

The German reporting segment had sales of $3.4 million during the third quarter of 2009, down $3.3 million or 49.2%, compared to sales of $6.7 million during the third quarter last year. Currency effect reduced 2009 third quarter sales by approximately $0.2 million. The remaining decrease was primarily related to demand within Germany. However, sales were down in almost all geographic markets.

The U.K. reporting segment had sales of $3.4 million during the third quarter of 2009, down $2.0 million or 37.0%, compared to sales of $5.4 million during the third quarter last year. Currency effect reduced 2009 third quarter sales by approximately $0.3 million. The largest reduction of sales was to customers within the U.K. However, sales were down in almost all geographic markets.

Gross Profit

Gross profit decreased $9.4 million or 63.7% to $5.4 million in the third quarter of 2009, compared to $14.7 million in the third quarter last year. Gross profit as a percentage of net sales decreased to 22.9% in the third quarter of 2009, compared to 32.9% in the third quarter last year. The Company experienced a sharp decline in sales during the fourth quarter of 2008, which began the downward trend in gross profit margins. Sales continued to decline in the first half of 2009, resulting in further reductions in the gross profit margin. Sales have since increased sequentially in the third quarter. The increased sales coupled with changes in our production resources has resulted in a higher gross profit margin sequentially.

Third quarter gross profit decreases compared to the same period of the prior year were primarily related to lower sales volume, which contributed $7.1 million of the decrease. The remaining decreases in gross profit were attributed to productivity declines of approximately $0.3 million, and increases in overhead expenses as a percentage of sales of approximately $2.7 million, both of which occurred primarily in the U.S. In periods of sharp declining sales, the Company cannot reduce costs at the same pace. However, the decrease in gross profit was partially offset by lower material costs as a percent of sales of approximately $0.6 million and the elimination of overtime premiums of approximately $0.3 million. These reductions were primarily in the U.S.

In June 2009, the Company initiated rolling furloughs for the production workforce and a 3% salary reduction for non-production personnel. While the decision was not cost driven, the Company did experience cost savings of approximately $0.7 million in the third quarter.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses decreased 9.7%, or $0.5 million, to $4.9 million compared to the same quarter last year. The Company did not experience any significant decreases in any one particular category, but did see decreases in almost all areas.

Operating Income

Operating income decreased $8.9 million or 95.4% to $0.4 million in the third quarter of 2009, compared to $9.3 million in the third quarter last year, with operating margins of 1.8% and 20.7% for the third quarters of 2009 and 2008, respectively. The sharp decline in sales is the primary cause for the operating income decline. While all reporting segments were able to reduce fixed costs, as sales fall sharply, the Company cannot decrease costs at the same pace.

The U.S. reporting segment experienced an operating loss of $0.3 million in the third quarter of 2009, compared to operating income of $6.2 million during the third quarter of 2008, a decrease of $6.5 million. The sharp decline in sales volume reduced operating income $3.2 million. The remaining decrease in operating income occurred from productivity declines as a result of keeping the Company’s workforce intact, and increased variable and fixed overhead costs as a percent of sales. Decreases in operating income were partially offset by decreases in material costs, salaries and fringe benefits, and overtime premiums. Additionally, the Company had cost savings of approximately $0.8 million during the third quarter, as a result of the furloughs and salary reductions. The Company continues to monitor and reduce fixed costs where it is deemed appropriate.

The Korean reporting segment contributed $0.2 million to our consolidated operating income during the third quarter of 2009 compared to $0.3 million during the third quarter last year, a decrease of $0.1 million. The reduction in sales volume was responsible for the decrease in operating income.

The German reporting segment contributed $0.5 million to our consolidated operating income during the third quarter of 2009 compared to $2.1 million during the third quarter last year, a decrease of $1.6 million. Reduction in sales volume resulted in a decrease of $1.0 million to operating income. The remaining decrease was primarily related to material costs due to the strength of the U.S. Dollar against the Euro for material purchases made in U.S. Dollars.

The U.K. reporting segment contributed less than $0.1 million to our consolidated operating income during the third quarter of 2009 compared to $0.8 million during the third quarter last year, a decrease of $0.7 million. The reduction in sales volume was responsible for $0.3 million of the decrease in operating income. The remaining decrease was primarily related to increases in overhead costs as a percent of sales and increased material costs.

Interest Income, Net

Net interest income was $0.1 million for the quarter ended September 26, 2009, compared to $0.2 million for the quarter ended September 27, 2008. The Company currently has no outstanding debt compared to $0.5 million the prior year. Total average cash and investments for the quarter ended September 26, 2009, was $35.7 million compared to $30.7 million for the quarter ended September 27, 2008. Although average cash increased, interest income decreased due to lower interest rates compared to the prior year.

Foreign Currency Transaction Gain, Net

There was a net foreign currency transaction gain of $0.1 million for the quarter ended September 26, 2009, compared to $0.3 million for the quarter ended September 27, 2008. The British Pound, Euro and

Korean Won all made gains against the U.S. Dollar during the period. The prior period gain was primarily due to the strengthening of the U.S. Dollar against the British Pound, and the revaluation of assets and liabilities held in U.S. Dollars at our U.K. subsidiary.

Miscellaneous (Income) Expense, Net

There was net miscellaneous expense of $0.1 for the quarter ended September 26, 2009, compared to a minimal expense for the quarter ended September 27, 2008. The net miscellaneous expense is primarily made up of earnings and losses from joint ventures.

Income Taxes

The provision for income taxes for the quarter ended September 26, 2009, was 2.8% of pretax income compared to 31.8% of pretax income for the quarter ended September 27, 2008. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products, particularly from the tax benefit recognized in the U.S. Additionally, the current period provision was affected by discrete items related to the return-to-provision true-up upon completion of the 2008 U.S. return and adjustments related to R&D tax credit calculations. Excluding these discrete items, the effective rate would have been approximately 29.0%.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 26, 2009 AND SEPTEMBER 27, 2008

Net Sales

Net sales were $70.1 million, a decrease of $75.2 million, or 51.7%, compared to $145.3 million in 2008. Net sales decreased 47.6% excluding the effect of exchange rates. The decrease in net sales was primarily driven by decreased demand in our end markets, which primarily include capital goods equipment. Price increases in October 2008 accounted for approximately 2% of sales. New product sales (defined as products introduced within the last five years) generally make up 10 - 15% of total sales.

North American sales decreased 51.9% or $34.1 million, to $31.7 million, Asian sales decreased 55.0% or $14.8 million, to $12.1 million, and European sales decreased 50.6% or $24.8 million, to $24.2 million.

The U.S. reporting segment had sales of $42.1 million in the period ended September 26, 2009, down $46.8 million or 52.6%, compared to sales of $88.8 million during the period ended September 27, 2008. The decrease was driven by demand in our end markets and the general downturn in the global economy. International sales out of the U.S. were $13.3 million during 2009, down 56.1% or $17.0 million, compared to $30.3 million during the prior year. Significant decreases in sales were noted in almost all geographic regions.

The Korean reporting segment had sales of $7.0 million during the period ended September 26,2009, down $8.7 million or 55.6%, compared to sales of $15.7 million during period ended September 27, 2008 . Currency effect reduced 2009 sales by approximately $1.9 million. The remaining decrease was related to a slowdown in sales to four major Korean customers that are in the construction equipment industry.

The German reporting segment had sales of $11.0 million during the period ended September 26, 2009, down $11.5 million or 51.1%, compared to sales of $22.6 million during the period ended September 27, 2008. Currency effect reduced 2009 sales by approximately $1.4 million. The remaining decrease was primarily related to demand within Germany. However, sales were down in all geographic markets.

The U.K. reporting segment had sales of $10.0 million during the period ended September 26, 2009, down $8.2 million or 45.0%, compared to sales of $18.3 million during the period ended September 27, 2008. Currency effect reduced 2009 sales by approximately $1.4 million. The largest reduction of sales was to customers within the U.K. however, sales were down in all geographic markets.

Gross Profit

Gross profit decreased $35.7 million or 70.2% to $15.2 million in the period ended September 26, 2009, compared to $50.9 million in the period ended September 27, 2008. Gross profit as a percentage of net sales decreased to 21.6% in the period ended September 26, 2009, compared to 35.0% in the period ended September 27, 2008. The Company experienced a sharp decline in sales during the fourth quarter of 2008, which resulted in gross profit margins of 24.9%. Sales continued to decline during the first half of 2009, resulting in further reductions in the gross profit margin. Margins have begun to increase in the third quarter of 2009.

The 2009 gross profit decreases were primarily related to lower sales volume, which contributed $26.4 million of the decrease. The remaining decreases in gross profit were attributed to productivity declines of approximately $2.5 million, and increases in overhead expenses as a percentage of sales of approximately $8.7 million, both of which occurred primarily in the U.S. In periods of sharp declining sales, the Company cannot reduce costs at the same pace. However, the decrease in gross profit was partially offset by lower material costs as a percent of sales of approximately $1.6 million, primarily in the U.S. Additionally, the Company eliminated overtime premiums equal to approximately $1.1 million, reduced retirement benefits primarily related to the shared distribution of approximately $1.6 million that was included in the prior year results, and reduced health benefit costs of $0.5 million. These reductions were all primarily in the U.S. Additionally, the Company had cost savings of approximately $0.9 for the period ended September 26, 2009, resulting from the furloughs and salary reductions.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses decreased 15.3%, or $2.6 million, to $14.6 million compared to the same period last year. The change was due to decreases in compensation of $0.9 million, resulting primarily from salary freezes and reductions that began in January, fringe benefit costs of $0.5 million, primarily related to retirement benefits associated with the shared distribution that was included in the prior year results, and travel of $0.3 million.

Operating Income

Operating income decreased $33.1 million or 98.2% to $0.6 million in the period ended September 26, 2009, compared to $33.7 million in the period ended September 27, 2008, with operating margins of 0.8% and 23.2% for 2009 and 2008, respectively. The sharp decline in sales was the primary cause for the reduction in operating income margins. While all reporting segments were able to reduce fixed costs, as sales fall sharply, the Company cannot decrease costs at the same pace. Therefore, at the current sales levels, it is difficult for all reporting segments to absorb their fixed costs.

The U.S. reporting segment experienced an operating loss of $2.4 million in the period ended September 26, 2009, compared to operating income of $22.8 million during the period ended September 27, 2008, a decrease of $25.2 million. The sharp decline in sales volume reduced operating income $12.0 million. Additional decreases in operating income occurred from productivity declines as a result of keeping its workforce intact, and increased variable and fixed overhead costs as a percent of sales. Decreases in operating income were partially offset by decreases in material costs. Additionally, the Company had cost savings of approximately $1.0 million for the period ending September 26, 2009, as a result of the furloughs and salary reductions.

The Korean reporting segment contributed $0.4 million to our consolidated operating income during the period ended September 26, 2009 compared to $1.3 million during the period ended September 27, 2008, a decrease of $0.9 million. The reduction in sales volume was responsible for $0.7 million of the decrease in operating income.

The German reporting segment contributed $1.8 million to our consolidated operating income during the period ended September 26, 2009 compared to $6.9 million during the period ended September 27, 2008, a decrease of $5.1 million. Reduction in sales volume resulted in a decrease of $3.5 million to operating income. The remaining decrease was primarily related to material costs due to the strength of the U.S. Dollar against the Euro for material purchases made in U.S. Dollars, and increased fixed overhead costs as a percent of sales.

The U.K. reporting segment contributed $0.6 million to our consolidated operating income during the period ended September 26, 2009, compared to $2.9 million during the period ended September 27, 2008, a decrease of $2.3 million. The reduction in sales volume was responsible for $1.3 million of the decrease in operating income. The remaining decrease was primarily related to increased fixed overhead costs as a percent of sales.

Interest Income, Net

Net interest income was $0.4 million for the period ended September 26, 2009, compared to $0.5 million for the period ended September 27, 2008. The Company currently has no outstanding debt compared to $0.6 million the prior year. Total average cash and investments for the nine months ended September 26, 2009, was $36.5 million compared to $26.3 million for the nine months ended September 27, 2008. Although average cash increased, interest income decreased due to lower interest rates compared to the prior year.

Foreign Currency Transaction (Gain) Loss, Net

There was a net foreign currency transaction loss of $0.2 million for the period ended September 26, 2009, compared to a net gain of $0.2 million for the period ended September 27, 2008. While the Euro, the Korean Won and the British Pound all strengthened against the U.S. Dollar, the UK operations experienced losses related to sales conducted in U.S. dollars and from the revaluation of Sun Ltd. balance sheet items, which were held in U.S. dollars. The inverse was true of the prior year period.

Miscellaneous (Income)/Expense, Net

There was net miscellaneous expense of $0.4 million for the period ended September 26, 2009, compared to $0.2 million of net miscellaneous income for the period ended September 27, 2008. Net miscellaneous (income)/expense is primarily made up of earnings and losses from joint ventures. The prior year income includes proceeds from an insurance claim.

Income Taxes

The provision for income taxes for the period ended September 26, 2009, was a benefit of 45.9% of pretax income compared to a provision of 32.7% for the period ended September 27, 2008. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products, particularly from the tax benefit recognized in the U.S.

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

Cash from operations for the nine months ended September 26, 2009, was $11.3 million, compared to $30.8 million for the nine months ended September 27, 2008. The $19.5 million decrease in the Company’s net cash flow from operations during the period was due primarily to the decrease in net income of $22.7 million, change in taxes payable/receivable of $0.8 million, and lower cash inflow from accumulation of accounts payable and accrued expenses compared to the prior year. Decreases in accounts receivable and inventory totaling $3.7 million compared to increases in the prior year totaling $1.9 million partially offset the reduction in operating cash flows. Cash on hand decreased $5.1 million from $35.3 million in 2008 to $30.2 million in 2009. However, this decrease was largely the result of net purchases of marketable securities totaling $7.5 million. Days sales outstanding (DSO) were 42 and 38 at September 26, 2009, and September 27, 2008, respectively. Customer payments have not been an issue thus far and the Company does not anticipate collectability issues even in this difficult economic environment. Inventory turns decreased to 8.9 as of September 26, 2009, compared to 10.4 as of September 27, 2008.

Capital expenditures were $4.5 million for the nine months ended September 26, 2009, compared to $9.2 million for the nine months ended September 27, 2008. The current year includes purchases of machinery and equipment of $2.8 million and a land purchase of $1.7 million. The prior year includes purchases of machinery and equipment of $6.7 million and a land purchase of $2.5 million. The parcels of land along with already owned property that includes one of the Companies existing facilities combine to provide the Company with 27 contiguous acres. It provides the Company with excellent options if it determines that additional bricks and mortar are needed. Capital expenditures for the year are projected to be approximately $6.5 million.

The Company declared a quarterly dividend of $0.09 per share to shareholders of record as of September 30, 2009, payable on October 15, 2009. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Off Balance Sheet Arrangements

The Company uses the equity method of accounting to account for its investments in Sun China, WhiteOak and High Country Tek. The Company does not have a majority ownership in or exercise control over any of these entities. The Company does not believe that its investments in Sun China, WhiteOak, or High Country Tek qualify as Variable Interest Entities nor are they material to the financial statements of the Company at September 26, 2009.

Seasonality

The Company generally has experienced increased sales during the second quarter of the year, largely as a result of the order patterns of our customers. As a result, the Company’s second quarter net sales, income from operations and net income historically are the highest of any quarter during the year. However, due to the current economic conditions, this pattern was not evident in 2009.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 27, 2008, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended September 26, 2009. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at September 26, 2009.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4.	CONTROLS AND PROCEDURES

As of September 26, 2009, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 26, 2009, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the period ended September 26, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 3, 2009.

SUN HYDRAULICS CORPORATION

By:	/S/ TRICIA L. FULTON
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)