Form 10-K
period 2010-01-02
SUN HYDRAULICS CORP
filed 2010-03-15
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq Stock Market, LLC, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $204,864,005.

As of February 26, 2010, there were 16,941,344 shares of common stock outstanding.

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

The Company has operations in the United States, England, Germany, France, Korea, China and India (the Chinese operation is a joint venture and the Indian operation is a Liaison office). Products are sold primarily through independent authorized distributors who often act as system integrators by supplying complete hydraulic systems to OEMs. Sun Hydraulics’ foreign operations sometimes deal directly with customers in addition to managing independent distributors in their respective geographic regions.

In 2009, 46% of consolidated sales went to customers in the Americas, 33% to customers in Europe, the Middle East and Africa, and 20% to customers in the Asia/Pacific Region. In 2009, sales to any single customer or distributor did not exceed 6%.

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

Sell Through Distributors. Due to the variety of potential customers and the Company’s desire to avoid overhead costs, the sales function in North America is performed primarily by independent distributors. International Sun locations sell to both direct customers and through independent distributors. Many of the Company’s distributors sell products manufactured by other companies and act as system integrators by providing complete hydraulic systems to customers.

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

The Company holds minimal finished goods inventory, typically at its overseas facilities, but relies on its distributors to purchase and maintain sufficient inventory to meet customers’ demands. Most raw materials, including aluminum and steel, are delivered on a just-in-time basis. These and other raw materials are commercially available from multiple sources.

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

The Company continually reviews all of its suppliers to improve the quality of incoming parts and to assess opportunities for better control of both price and quality. The Company’s quality systems at the U.S. facilities are in compliance with ISO 9001:2008 for design and manufacture of steel cartridge valves, aluminum and ferrous manifolds for hydraulic systems. Those in the U.K. are certified to ISO 9001:2008 for the design and manufacture of aluminum and ferrous manifold bodies, hydraulic control valves and cartridge valves. Those in Germany are certified to ISO 9001:2000 for the design, distribution and manufacturing of hydraulic components for mobile and industrial applications. Those in Korea are certified to ISO 9001:2000 and 14001:2004 for the design, development, production servicing of hydraulic valves.

Sales and Marketing

Sun Hydraulics products are sold globally, primarily through independent fluid power distributors. Technical support is provided by each of the Company’s operations (Florida, Kansas, England, Germany, France, Korea, India and China).

The Company currently has 88 distributors, 64 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2009, sales to the Company’s largest distributor represented less than 6% of net sales.

In addition to distributors, the Company sells directly to other companies within the hydraulic industry, including competitors, who incorporate the Company’s products into their hydraulic products or systems. The Company believes making it easy for other manufacturers to buy its products often offers them better alternatives than developing similar products themselves.

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

A new class of competitors is emerging in low cost production areas (Asia, Eastern Europe). These competitors will typically copy both the Company’s products and like products designed by competitors to fit industry common cavities. One of the barriers to these offshore competitors gaining a foothold in established markets are suitable channels or route to market. The Company recognizes this new class of competitor exists and will continue to monitor their growth and impact.

The Company believes that it competes based upon the quality, reliability, price, value, speed of delivery and technological characteristics of its products and services.

Employees

As of January 2, 2010, Sun Hydraulics had 633 full-time employees in the United States, 70 in England, 32 in Germany, 3 in France and 32 in Korea. Over 90% of its employees are engaged in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company’s operating units, and management believes that relations with its employees are good. Employees are paid either hourly or with an annual salary at rates that are competitive with other companies in the industry and geographic areas in which they operate. Management believes that Sun Hydraulics’ culture, competitive salaries and wages, above average health and retirement plans, and a safe and pleasant working environment discourages employee turnover and encourages efficient, high-quality production. Nevertheless, due to the nature of the Company’s manufacturing business, it is sometimes difficult to attract skilled personnel. (see Risk Factors: Dependence on key employees and skilled personnel)

Patents and Trademarks

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

Available Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as its proxy statements and other materials which are filed with or furnished to the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through the Sun Hydraulics website under the heading “Investor Relations - Reports - SEC Filings,” as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

ITEM 1A. - RISK FACTORS

FACTORS INFLUENCING FUTURE RESULTS - FORWARD-LOOKING STATEMENTS

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

Sales in our industry are subject to economic cycles. The capital goods industry in general, and the hydraulic industry in particular, are subject to economic cycles, which directly affect customer orders, lead times and sales volume. Economic downturns generally have a material adverse effect on our business and results of operations, as they did in 2009. Economic up cycles provide a context where demand for capital goods is stimulated, creating increased demand for the products we produce. In the future, continued weakening or improvement in the economy will directly affect orders and influence results of operations.

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

The marketplace could adopt an industry standard cavity that would not accommodate our products. Our screw-in cartridge valves fit into a unique cavity for which, to date, few other manufacturers have designed products. Accordingly, our screw-in cartridge valves are not interchangeable with those of other manufacturers. Most competitive manufacturers produce screw-in cartridge valves that fit into an industry common cavity. There is an ongoing effort in the United States to produce a standard for screw-in hydraulic cartridge valve cavities based on the industry common cavity. Additionally, the International Standards Organization (“ISO”) has an existing industry standard for screw-in hydraulic cartridge valve cavities, which is different from our cavity and the industry common cavity. In our view, the industry common cavity, as well as the suggested standardized form of this cavity, and the ISO standard cavity, fail to address critical functional requirements, which could result in performance and safety problems of significant magnitude for end users. To our knowledge, no major competitor has converted its standard product line to fit the ISO standard cavity. Any move by a substantial number of screw-in cartridge valve and manifold manufacturers toward the adoption of ISO standard or another standard, based on the existing industry common cavity, could have a material adverse effect on our business, financial condition and results of operation. See “Item 1. - Business — Competition.”

We are subject to risks relating to international sales. In 2009, approximately 59% of our net sales were outside of the United States. For the past ten years, international sales have continued to represent a greater proportion of our consolidated sales. We will continue to expand the scope of operations outside the United States, both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions, and, particularly in emerging economies, potential political and economic instability and regional conflicts. Furthermore, our international operations generate sales in a number of foreign currencies, particularly British pounds, the Euro, and the Korean Won. Therefore, our financial condition and results of operations can be affected by fluctuations in exchange rates between the United States dollar and these currencies. Any or all of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent upon key employees and skilled personnel. Our success depends, to some extent, upon a number of key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Future operating results depend to a significant degree upon the continued contribution of key technical personnel and the skilled labor force. Competition for management and engineering personnel is intense and other employers may have greater financial and other resources to attract and retain these employees. We conduct a substantial part of our operations in Sarasota, Florida. Continued success is dependent on the Company’s ability to attract and retain a skilled labor force at this location. There are no assurances that we will continue to be successful in attracting and retaining the personnel required to develop, manufacture and market our products and expand our operations. See “Item 1. - Business — Employees.”

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

We are subject to control by certain shareholders and management. Christine L. Koski, the daughter of the deceased founder of the Company, Robert E. Koski, is a member of the board of directors. She, along with other family members, own or control approximately 26% of the outstanding shares of our common stock. Accordingly, the members of the Koski family have the ability to influence significantly the election of our directors and the outcome of certain corporate actions requiring shareholder approval, and to influence our business. Such influence could preclude any acquisition of the Company and could adversely affect the price of our common stock. Our directors and executive officers as a group beneficially own or control approximately 24% of the outstanding shares of our common stock.

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

Both facilities in Florida are encumbered by a revolving line of credit, which matures on August 1, 2011. Monthly payment of interest only is due on the revolving line of credit, with a variable interest rate based upon the Company’s leverage ratio. At January 2, 2010, there was no outstanding balance on the line of credit.

The Company also owns vacant land in Manatee County, Florida, for future expansion requirements. This land is adjacent to its existing facility. In total, the Company owns 27 acres of contiguous property. There is no mortgage on these properties and the Company believes the land to be well suited for additional manufacturing capacity.

The Company leases a 17,000 square foot manufacturing facility in Lenexa, Kansas, which is used to manufacture manifolds for the North American market.

The Company owns a 37,000 square foot facility in Coventry, England, free of any encumbrances. This operation, while primarily acting as a distributor, is also involved in manifold design and manufacturing.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE

OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended January 2, 2010.

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

	High	Low	Dividends declared
2009
First quarter	$19.610	$10.590	$0.180
Second quarter	19.000	13.930	0.090
Third quarter	22.170	15.050	0.090
Fourth quarter	27.840	19.060	0.090
2008
First quarter	$30.620	$19.130	$0.090
Second quarter	41.040	29.270	0.180
Third quarter	42.060	25.840	0.090
Fourth quarter	26.040	11.460	0.090

Holders

There were 123 shareholders of record of Common Stock on February 26, 2010. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 12,000 beneficial owners of Common Stock.

Dividends

The Company declared quarterly dividends in 2009 that were paid on the 15th day of the month following the date of declaration. Additionally, the Company declared shared distribution cash dividends of $0.09 per share in 2008 and 2009. The 2009 shared distribution cash dividend was paid on March 31, 2009 to shareholders of record as of March 15, 2009, and the 2008 shared distribution cash dividend was paid on May 30, 2008 to shareholders of record as of May 15, 2008. The Company’s board of directors currently intends to continue to pay a quarterly dividend of at least $0.09 per share during 2010. However, the declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its stock during the fourth quarter of 2009.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Sun Hydraulics Corporation, the Russell 2000 Index and the Value Line Machinery Industry Stock Index, from December 25, 2004, to January 2, 2010, assuming $100 invested in each on December 25, 2004. Total return assumes reinvestment of any dividends for all companies considered within the comparison. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/25/04	12/31/05	12/30/06	12/29/07	12/27/08	1/2/10

Sun Hydraulics Corporation	100.00	185.52	200.76	373.94	271.51	407.62
Russell 2000	100.00	104.98	124.26	123.23	77.25	102.99
Value Line Machinery Industry Group	100.00	109.38	130.66	174.64	86.56	128.25

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements and related notes contained herein. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business.”

The Company reports on a fiscal year that ends on the Saturday closest to December 31st. Each quarter generally consists of thirteen weeks. As a result of the 2009 fiscal year ending January 2, 2010, the quarter ended January 2, 2010, consisted of fourteen weeks, resulting in a 53-week year. As a result of the 2005 fiscal year ending December 31, 2005, the quarter ended April 2, 2005, consisted of fourteen weeks, resulting in a 53-week year.

	Year Ended
	Jan 2, 2010	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006	Dec 31, 2005
	(in thousands except per share data)
Statement of Operations:
Net sales	$97,393	$178,278	$167,374	$142,282	$116,757
Gross profit	21,957	59,117	54,850	43,932	36,918
Operating income	2,143	36,377	33,635	25,051	19,180
Income before income taxes	2,017	37,729	34,371	24,903	19,137

Net income	$1,856	$25,735	$22,131	$16,223	$12,808

Basic net income per common share	$0.11	$1.55	$1.35	$0.99	$0.79
Diluted net income per common share	$0.11	$1.55	$1.34	$0.99	$0.78

Dividends per common share	$0.45	$0.45	$0.34	$0.27	$0.20

Other Financial Data:
Depreciation and amortization	$6,968	$7,096	$6,341	$5,849	$5,604
Capital expenditures	5,096	10,874	12,591	9,525	8,813

Balance Sheet Data:
Cash and cash equivalents	$30,446	$35,303	$19,337	$9,497	$5,830
Working capital	53,454	50,217	36,198	24,015	16,391
Total assets	119,933	122,385	110,780	87,185	73,561
Total debt	—	272	701	1,072	2,384
Shareholders’ equity	107,614	106,556	91,882	70,800	56,440

Quarterly Results of Operations

(unaudited, in thousands)

	For the Quarter Ended
	Jan 2, 2010	Sep 26, 2009	Jun 27, 2009	Mar 28, 2009

Net sales	$27,262	$23,316	$21,607	$25,208
Gross profit	6,793	5,351	4,234	5,579
Operating income	1,549	423	(633)	804
Income before income taxes	1,626	570	(901)	722
Net income	$1,286	$554	$(536)	$552

Basic net income per common share	$0.08	$0.03	$(0.03)	$0.03
Diluted net income per common share	$0.08	$0.03	$(0.03)	$0.03

	For the Quarter Ended
	Dec 27, 2008	Sep 27, 2008	Jun 28, 2008	Mar 29, 2008

Net sales	$32,936	$44,771	$51,563	$49,008
Gross profit	8,210	14,738	19,075	17,094
Operating income	2,674	9,281	13,283	11,139
Income before income taxes	3,154	9,768	13,341	11,465
Net income	$2,480	$6,657	$8,908	$7,690

Basic net income per common share	$0.15	$0.40	$0.54	$0.46
Diluted net income per common share	$0.15	$0.40	$0.54	$0.46

	For the Quarter Ended
	Dec 29, 2007	Sep 29, 2007	Jun 30, 2007	Mar 31, 2007

Net sales	$41,289	$41,809	$43,422	$40,854
Gross profit	13,346	13,324	14,297	13,883
Operating income	8,064	8,045	8,859	8,667
Income before income taxes	8,198	8,280	9,045	8,849
Net income	$5,127	$5,246	$5,952	$5,806

Basic net income per common share	$0.31	$0.32	$0.36	$0.35
Diluted net income per common share	$0.31	$0.32	$0.36	$0.35

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned subsidiaries and independent distributors. Sales outside the United States for the year ended January 2, 2010, were approximately 59% of total net sales.

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

Industry Conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products decreased 40% in 2009 after increasing 8% and 1%, in 2008 and 2007, respectively.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). The index increased to 54.9 in December 2009, from a low of 32.5 in December 2008. PMI increased throughout 2009 and moved above 50 in August, indicating an expanding economy. The index was 56.5 in February 2010, which was the seventh consecutive month with a PMI above 50. The portions of the index that represent new orders and production have shown growth for eight and nine consecutive months, respectively. Management believes these trends are a strong indication of growing demand.

Results for the 2009 fiscal year

(Dollars in millions except net income per share)

	January 2, 2010	December 27, 2008	Decrease

Twelve Months Ended
Net Sales	$97.4	$178.3	-45%
Net Income	$1.9	$25.7	-93%
Net Income per share:
Basic	$0.11	$1.55	-93%
Diluted	$0.11	$1.55	-93%

Three Months Ended
Net Sales	$27.3	$32.9	-17%
Net Income	$1.3	$2.5	-48%
Net Income per share:
Basic	$0.08	$0.15	-47%
Diluted	$0.08	$0.15	-47%

The fourth quarter finished strong, resulting in sequential quarterly growth since the second quarter. Sun’s order rates, capital goods inventory conditions, and indicators like PMI and Capacity Utilization are all improving. This leads management to believe that the worst of last year’s recession is over and it expects that the first quarter will show continued improvement.

Management is pleased to have remained profitable for 2009, the 38th consecutive year of profitability, despite a drop in revenues of 45%. The Company did this without sacrificing its capacity or capabilities. The Company continued to make capital investments, develop and release new products, and, perhaps most critical, maintain workforce readiness. In June, Sun initiated rolling furloughs for the production workforce and a 3% salary reduction for non-production personnel. The furloughs allow the Company to balance its capacity with current business levels without compromising its ability to respond when demand increases. The furlough model, was designed so that it is relatively simple to return to normal work schedules as demand recovers. With the increased demand seen early in 2010, approximately 25% of production employees have been removed from the furloughs.

Throughout 2009, the Company experienced high levels of expedited order activity of approximately 16% of orders. Management is pleased to report that while expedited orders are still high, they are not as high as last year. That tells us that inventory has stabilized and things are coming into balance.

Management is encouraged by customer inquiries and the prototype activity that it experienced at all Sun locations. Some prototypes have led to production orders. Management is confident that its prototype activities will continue to drive new business.

Management believes market share gains are taken on the upturn of the cycle by those companies that are able to respond to the market demand and opportunities created. Sun’s depth and breadth of products, its ability to provide complete systems solutions, and deliver reliably will allow it to gain share during this recovery.

Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy. The Company ended 2009 with cash and investments of $38.3 million, up $3.0 million from the previous year, an unused line of credit of $35.0 million, and zero dollars of long-term debt. The Company continued to invest in its business in 2009 with capital expenditures for the year of approximately $5.1 million. The Company estimates capital expenditures in 2010 will be $7.0 million. The Company has ample cash to do the things management believes are necessary to position the Company to take the next step in its growth.

Dividends

The Company declared quarterly dividends of $0.09 per share that were paid on the 15th day of the month following the date of declaration. Additionally, the Company declared a shared distribution cash dividend of $0.09 per share that was paid on March 31, 2009 to shareholders of record as of March 15, 2009.

Outlook

Weekly order rates in 2010 have increased compared to the fourth quarter of 2009. First quarter 2010 sales are expected to be approximately $30 million, a 19% increase over the same period last year and 10% over the previous quarter. First quarter earnings per share are estimated to be between $0.17 and $0.19 per share, compared to $0.03 per share in the first quarter last year and $0.08 last quarter.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s statements of operations as a percentage of net sales.

	For the Year Ended
	Jan 2, 2010	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006	Dec 31, 2005

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	22.5%	33.2%	32.8%	30.9%	31.6%
Operating income	2.2%	20.4%	20.1%	17.6%	16.4%
Income before income taxes	2.1%	21.2%	20.5%	17.5%	16.4%

Segment Information (in thousands)

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated
2009
Sales to unaffiliated customers	$59,278	$9,978	$14,654	$13,483	$—	$97,393
Intercompany sales	15,545	—	139	1,101	(16,785)	—
Operating income	(2,110)	616	2,475	884	278	2,143
Total assets	85,338	8,191	12,447	15,923	(1,966)	119,933
Depreciation and amortization	5,335	104	502	1,027		6,968
Capital expenditures	4,758	41	30	267		5,096

2008
Sales to unaffiliated customers	$111,180	$17,455	$27,356	$22,287	$—	$178,278
Intercompany sales	28,656	—	245	2,282	(31,183)	—
Operating income	24,531	1,148	7,693	3,231	(226)	36,377
Total assets	91,855	6,680	10,980	15,049	(2,179)	122,385
Depreciation and amortization	5,139	151	572	1,234		7,096
Capital expenditures	9,904	39	298	633		10,874

2007
Sales to unaffiliated customers	$99,516	$20,567	$24,164	$23,127	$—	$167,374
Intercompany sales	30,344	—	142	2,621	(33,107)	—
Operating income	22,408	2,103	5,955	3,205	(36)	33,635
Total assets	74,026	9,067	12,710	17,079	(2,102)	110,780
Depreciation and amortization	4,488	178	556	1,119		6,341
Capital expenditures	9,339	284	125	2,843		12,591

Comparison of Years Ended January 2, 2010 and December 27, 2008

Net Sales

Net sales were $97.4 million, a decrease of $80.9 million, or 45.4%, compared to $178.3 million in 2008. Net sales decreased 42.5% excluding the effect of exchange rates. The decrease in net sales was primarily driven by decreased demand in our end markets, which primarily include capital goods equipment. Price increases instituted in October 2008 accounted for approximately 1.5% of total sales. New product sales (defined as products introduced within the last five years) generally made up 10-15% of total sales in 2009.

North American sales decreased 46.5% or $38.7 million, to $44.5 million in 2009, Asian sales decreased 44.0% or $13.6 million, to $17.3 million in 2009, and European sales decreased 45.2% or $26.8 million, to $32.4 million in 2009.

The U.S. reporting segment had sales of $59.3 million during 2009, down $51.9 million or 46.7%, compared to sales of $111.2 million during 2008. The decrease was driven by demand in our end markets and the general downturn in the global economy. International sales out of the U.S. were $19.0 million during 2009, down 48.7% or $18.0 million, compared to $37.1 million during 2008. International sales out of the US include some sales to Europe, Africa and the Asia/Pacific region. Significant decreases in sales were noted in almost all geographic regions.

The Korean reporting segment had sales of $10.0 million during 2009, down $7.5 million or 42.8%, compared to sales of $17.5 million during 2008. Currency effect reduced 2009 sales by approximately $1.5 million. The remaining decrease was related to a slowdown in sales to four major Korean customers that are in the construction equipment industry. The Korean reporting segment was the first segment to be affected by the slowdown in the global economy. As expected by management, the Korean reporting segment was also the first segment to show quarterly year over year growth, which occurred in the fourth quarter of 2009 with sales increasing $1.2 million, or 69.0% from the prior year. The Korean reporting segment had declining quarterly year over year sales since the second quarter of 2008. Efforts to expand and diversify its customer base, in addition to increased demand from existing customers, led to the increased sales.

The German reporting segment had sales of $14.7 million during 2009, down $12.7 million or 46.4%, compared to sales of $27.4 million during 2008. Currency effect reduced 2009 sales by approximately $1.0 million. The remaining decrease was primarily related to demand within Germany. However, sales were down in all geographic markets.

The U.K. reporting segment had sales of $13.5 million during 2009, down $8.8 million or 39.5%, compared to sales of $22.3 million during 2008. Currency effect reduced 2009 sales by approximately $1.4 million. The largest reduction of sales was to customers within the U.K. however, sales were down in almost all geographic markets.

Gross Profit

Gross profit decreased $37.2 million or 62.9% to $ 22.0 million in 2009, compared to $59.1 million in 2008. Gross profit as a percentage of net sales decreased to 22.5% in 2009, compared to 33.2% in 2008. The Company experienced a sharp decline in sales during the fourth quarter of 2008, which resulted in gross profit margins of 24.9% in that period. Sales continued to decline during the first half of 2009, resulting in further reductions in the gross profit margin. Both sales and gross profit margins increased sequentially in the third and fourth quarters of 2009. The gross profit margin in the fourth quarter of 2009 was flat compared to the prior year with a margin of 24.9%, while sales decreased $5.7 million for the same period. The 2008 fourth quarter results included additional retirement expense related to the shared distribution that was not included in the current year.

The 2009 gross profit decreases were primarily related to lower sales volume, which contributed $26.8 million of the decrease. The remaining decreases in gross profit were attributed to productivity declines of approximately $2.5 million, and increases in overhead expenses as a percentage of sales of approximately $10.0 million, both of which occurred primarily in the U.S. In periods of sharp declining sales, the Company cannot reduce costs at the same pace. However, the decrease in gross profit was partially offset by lower material costs as a percent of sales of approximately $2.1 million, primarily in the U.S.

Additionally, the Company eliminated overtime premiums equal to approximately $1.1 million, reduced retirement benefits, primarily related to the shared distribution, of approximately $3.2 million that was included in the prior year results, and the Company had cost savings of approximately $1.3 million resulting from the furloughs and salary reductions during the current year. These reductions were all primarily in the U.S.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses in 2009 were $19.8 million, a $2.9 million, or 12.8%, decrease, compared to $22.7 million in 2008. The change was due to decreases in compensation of $0.9 million, resulting primarily from salary freezes and reductions that began in January, fringe benefit costs of $0.9 million, primarily related to retirement benefits associated with the shared distribution that was included in the prior year results, travel of $0.4 million, and professional fees and outside services of $0.4 million.

Operating Income

Operating income decreased $34.2 million or 94.1% to $2.1 million in 2009, compared to $36.4 million in 2008, with operating margins of 2.2% and 20.4% for 2009 and 2008, respectively.

The U.S. reporting segment experienced an operating loss of $2.1 million in 2009 compared to operating income of $24.5 million during 2008, a decrease of $26.7 million. The sharp decline in sales volume reduced operating income $11.5 million. Additional decreases in operating income occurred from productivity declines as a result of keeping its workforce intact, and increased variable and fixed overhead costs as a percent of sales. Decreases in operating income were partially offset by decreases in material costs. Additionally, the Company had cost savings of approximately $1.4 million in 2009, as a result of the furloughs and salary reductions.

The Korean reporting segment contributed $0.6 million to our consolidated operating income during 2009 compared to $1.1 million during 2008, a decrease of $0.5 million. The decrease was almost entirely related to the reduction in sales volume.

The German reporting segment contributed $2.5 million to our consolidated operating income during 2009 compared to $7.7 million during 2008, a decrease of $5.2 million. Reduction in sales volume resulted in a decrease of $3.6 million to operating income. The remaining decrease was primarily related to increased fixed overhead costs as a percent of sales and increased material costs due to the strength of the U.S. Dollar against the Euro for material purchases made in U.S. Dollars.

The U.K. reporting segment contributed $0.9 million to our consolidated operating income during 2009 compared to $3.2 million during 2008, a decrease of $2.3 million. The reduction in sales volume was responsible for $1.3 million of the decrease in operating income. The remaining decrease was primarily related to increased fixed overhead costs as a percent of sales.

Interest Income, Net

Net Interest income for 2009 was $0.6 million compared to net interest income of $0.8 million for 2008. The Company paid off the remaining balance of its long-term debt in the first quarter of 2009, and had total average debt for 2008 of $0.5 million. Total average cash and investments for 2009, was $36.8 million compared to total average cash of $27.3 million for 2008. Although total cash and investments increased in 2009, interest rates were at an all time low. In response to the decrease in interest rates in 2009, the Company invested in primarily corporate and municipal bonds to achieve an above average rate of return.

Foreign Currency Transaction (Gain) Loss, Net

Net foreign currency transaction loss was $0.3 million in 2009 compared to a gain of $0.5 million in 2008. While the Euro, the Korean Won and the British Pound strengthened against the U.S. Dollar, the UK operations experienced losses related to sales conducted in U.S. dollars and from the revaluation of Sun Ltd. balance sheet items, which were held in U.S. dollars. The inverse was true of 2008.

Miscellaneous (Income) Expense, Net

Miscellaneous expense was $0.4 million in 2009 compared to income of $0.1 million in 2008. The decrease in income is primarily related to a reduction in equity method investment earnings from the prior year. The prior year income was primarily a result of proceeds from an insurance claim. This amount was partially offset by a loss on disposal of assets and charitable contributions.

Income Taxes

The provision for income taxes for the year ended January 2, 2010, was 8.0% of pretax income compared to a provision of 31.8% for the year ended December 27, 2008. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products, particularly from the tax benefit recognized in the U.S.

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

Net cash flow from operations in 2009 was $13.7 million, compared to $38.5 million in 2008 and $28.2 million in 2007. The $24.9 million decrease in the Company’s net cash flow from operations was due primarily to the decrease in net income of $23.9 million. Cash on hand decreased $5.0 million from $35.3 million in 2008 to $30.4 million in 2009. However, new in 2009, the Company had $7.8 million invested in available for sale securities at January 2, 2010. Days sales outstanding increased to 42 in 2009 from 30 in 2008 and inventory turns decreased to 8.5 in 2009 from 11.1 in 2008. The increase in days sales outstanding is primarily attributed to the steep decline in sales during the first half of the year. The Company has not had, nor does it anticipate, any significant issues with collectability. With the increased demand in the fourth quarter, both days sales outstanding and inventory turns calculated on a quarterly basis have improved over the annual calculation. The $10.3 million increase in the Company’s net cash flow from operations in 2008 was due primarily to the increase in net income of $3.6 million, and decreases in accounts receivable and inventory totaling $6.0 million compared to increases in the prior year totaling $4.5 million.

Total capital expenditures for 2009 were $5.1 million. Capital expenditures, consisting primarily of purchases of machinery and equipment, were $3.4 million in 2009, compared to $8.4 million in 2008 and $12.6 million in 2007. Also included in capital expenditures for the year ended January 2, 2010, and December 27, 2008, were land purchases equal to $1.7 million and $2.5 million, respectively. Capital expenditures in 2010 are projected to be $7.0 million.

On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. with Fifth Third Bank (the “Bank”). The new financing consists of a secured revolving line of credit of $35 million (the “Line of Credit”). The Line of Credit is secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. The Line of Credit has a floating interest rate based upon LIBOR plus 1.5% or the Bank’s Base Rate, whichever is more advantageous. The Line of Credit is payable in full on August 1, 2011, but maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank. At January 2, 2010, the Line of Credit had no outstanding balance.

The Line of Credit is subject to debt covenants including: 1) Debt (as defined) to Tangible Net Worth (as defined) ratio of not more than 1.5:1.0, 2) Funded Debt (as defined) to EBITDA (as defined) ratio of not more than 2.5:1.0, and 3) EBIT (as defined) to Interest Expense (as defined) ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of January 2, 2010, the Company was in compliance with all debt covenants.

The Company declared the following regular quarterly dividends to shareholders of record on the last day of the respective quarter:

	2009	2008	2007
First quarter	$0.090	$0.090	$0.067
Second quarter	0.090	0.090	0.090
Third quarter	0.090	0.090	0.090
Fourth quarter	0.090	0.090	0.090

These dividends were paid on the 15th day of each month following the date of declaration. In addition, the Company declared shared distribution cash dividends of $0.09 per share in 2008 and 2009. The 2009 dividend was paid on March 31, 2009, to shareholders of record as of March 15, 2009, and the 2008 dividend was paid on May 30, 2008, to shareholders of record as of May 15, 2008.

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

OTHER MATERIAL COMMITMENTS. Our contractual obligations and debt obligations as of January 2, 2010, are summarized in the table below (in thousands):

	Payments due by Period
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS

Operating leases	$37	37	—	—	—

Other long term liabilities (1)	687	28	—	—	659

Total contractual obligations	$724	$65	$—	$—	$659

(1)

Other long term liabilities consist of deferred income of $28 and deferred compensation of $659. The deferred income is a result of a non-exclusive supply agreement with Bosch Rexroth, A.G., a German full-line hydraulic component and systems manufacturer, under which the Company will manufacture selected products carrying the Rexroth logo. In addition, the Company has a non-exclusive licensing agreement whereby Rexroth may manufacture some of the Company’s products for use in its own fluid power systems. The licensing agreement was entered into in 1999 and will expire in 2010. Currently, Rexroth has elected not to manufacture any products under the licensing agreement, but continues to purchase these same products from the Company. The original amount received with regard to the licensing agreement was $500,000, which is being recognized over the life of the agreement. Deferred compensation relates to Director compensation for attendance at Board meetings. Amounts will be paid upon an individual ceasing to be a Director of the Company or earlier dates selected by the Director as provided in the deferred compensation plan.

Critical Accounting Policies and Estimates

The Company currently only applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, accounts receivable, inventory, goodwill, accruals, stock based compensation, and income taxes. The following explains the basis and the procedure for each account where judgment and estimates are applied.

Revenue Recognition

The Company reports revenues, net of sales incentives, when title passes and risk of loss transfers to the customer. The effect of material non-recurring events related to product liabilities is provided for when they become known. The Company has not experienced any material product liabilities in the past.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

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

Inventory

The Company offers a wide variety of standard products and as a matter of policy does not discontinue products. On an ongoing basis, component parts found to be obsolete through design or process changes are disposed of and charged to material cost. The Company reviews on-hand balances of products and component parts against specific criteria. Products and component parts without usage or that have excess quantities on hand are evaluated. An inventory reserve is then established for the full inventory carrying value of those products and component parts deemed to be obsolete or slow moving. See Note 5 to the Financial Statements for inventory reserve amounts.

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the Consolidated Balance Sheet. A valuation using a discounted cash flow method was performed at January 2, 2010, and December 27, 2008. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 7 to the Financial Statements for goodwill amounts.

Accruals

The Company makes estimates related to certain employee benefits and miscellaneous accruals. Estimates for employee benefit accruals are based on management’s assessment of estimated liabilities related to workers’ compensation, health care benefits and annual contributions to an employee stock ownership plan (“ESOP”), established in 2004 as part of the Company’s retirement plan. Estimates for miscellaneous accruals are based on management’s assessment of estimated liabilities for costs incurred.

The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $115 thousand on an individual basis and approximately $6.3 million on an aggregate basis.

Stock-Based Compensation

All share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. Benefits of tax deductions in excess of recognized compensation costs are reported as a financing cash inflow.

Income Taxes

The Company’s income tax policy provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. These differences result from items reported differently for financial reporting and income tax purposes, primarily depreciation, accrued expenses and reserves.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance amending the existing fair value measurements and disclosure guidance. The amendment requires new disclosures regarding the transfers in and out of level 1 and 2 fair value measurements and activity in level 3 fair value measurements. The amendment also clarifies existing disclosures regarding the level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The guidance is effective for interim and annual reporting periods commencing after December 15, 2009, with a portion effective for fiscal years beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Off Balance Sheet Arrangements

The Company does not engage in any off balance sheet financing arrangements. In particular, the Company does not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

The Company uses the equity method of accounting to account for its investments in Sun China, WhiteOak and High Country Tek. The Company does not have a majority ownership in or exercise control over any of the entities. These investments were not material to the financial statements of the Company at January 2, 2010.

Seasonality

The Company generally has experienced increased sales during the second quarter of the year, largely as a result of the order patterns of our customers. As a result, the Company’s second quarter net sales, income from operations and net income historically are the highest of any quarter during the year. However, due to the economic conditions of the past year, this pattern was not evident in 2009 and may not recur in 2010.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company has managed this risk by its ability to select the interest rate on its debt financing at LIBOR plus 1.5% or the Bank’s Base Rate, whichever is more advantageous. The Company had no variable-rate debt outstanding at January 2, 2010, and December 27, 2008.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany, and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Sun Hydraulics Corporation

We have audited the accompanying consolidated balance sheets of Sun Hydraulics Corporation (a Florida corporation) and subsidiaries (collectively, the Company) as of January 2, 2010 and December 27, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended January 2, 2010. We also have audited Sun Hydraulics Corporation and subsidiaries’ internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and subsidiaries as of January 2, 2010 and December 27, 2008, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Sun Hydraulics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Kirkland, Russ, Murphy & Tapp, P.A.

March 12, 2010

Clearwater, Florida

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except for share information)

	January 2, 2010	December 27, 2008

Assets
Current assets:
Cash and cash equivalents	$30,314	$35,176
Restricted cash	132	127
Accounts receivable, net of allowance for doubtful accounts of $90 and $92	9,949	12,502
Inventories	7,799	9,960
Income taxes receivable	1,485	1,353
Deferred income taxes	575	259
Marketable Securities	7,844	—
Other current assets	1,797	1,290

Total current assets	59,895	60,667

Property, plant and equipment, net	56,633	57,726
Other assets	3,405	3,992

Total assets	$119,933	$122,385

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,442	$3,258
Accrued expenses and other liabilities	2,475	5,546
Long-term debt due within one year	—	147
Dividends payable	1,524	1,499

Total current liabilities	6,441	10,450

Long-term debt due after one year	—	125
Deferred income taxes	5,191	4,871
Other noncurrent liabilities	687	383

Total liabilities	12,319	15,829

Commitments and contingencies (Note 17)	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 16,933,168 and 16,658,271 shares outstanding	17	17
Capital in excess of par value	42,210	38,042
Retained earnings	64,383	70,099
Accumulated other comprehensive income	1,004	(1,602)

Total shareholders’ equity	107,614	106,556

Total liabilities and shareholders’ equity	$119,933	$122,385

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended
	January 2, 2010	December 27, 2008	December 29, 2007

Net sales	$97,393	$178,278	$167,374

Cost of sales	75,436	119,161	112,524

Gross profit	21,957	59,117	54,850

Selling, engineering and administrative expenses	19,814	22,740	21,215

Operating income	2,143	36,377	33,635

Interest (income), net	(562)	(793)	(411)
Foreign currency transaction (gain) loss, net	265	(467)	(42)
Miscellaneous (income)/expense, net	423	(92)	(283)

Income before income taxes	2,017	37,729	34,371

Income tax provision	161	11,994	12,240

Net income	$1,856	$25,735	$22,131

Basic net income per common share	$0.11	$1.55	$1.35

Weighted average basic shares outstanding	16,837	16,603	16,437

Diluted net income per common share	$0.11	$1.55	$1.34

Weighted average diluted shares outstanding	16,870	16,634	16,498

Dividends declared per share	$0.450	$0.450	$0.337

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

(in thousands)

	Preferred Shares	Preferred Stock	Common Shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total

Balance, December 30, 2006	—	$—	16,274	$16	$30,962	$35,279	$4,543	$70,800

Forfeitures, restricted stock			(2)					—
Shares issued, Restricted Stock			27
Shares issued, Stock Options			73		287			287
Shares issued, ESPP			18		272			272
Shares issued, ESOP			103		1,386			1,386
Stock-based compensation					735			735
Tax benefit of stock-based compensation					748			748
Dividends issued						(5,566)		(5,566)
Comprehensive income:								—
Net income						22,131		22,131
Foreign currency translation adjustments							1,089	1,089

Comprehensive income:								23,220

Balance, December 29, 2007	—	$—	16,493	$16	$34,390	$51,844	$5,632	$91,882

Shares issued, Restricted Stock			40	1				1
Shares issued, Other Comp			3					—
Shares issued, Stock Options			17		87			87
Shares issued, ESPP			16		359			359
Shares issued, ESOP			89		2,255			2,255
Stock-based compensation					896			896
Tax benefit of stock-based compensation					55			55
Dividends issued						(7,480)		(7,480)
Comprehensive income:
Net income						25,735		25,735
Foreign currency translation adjustments							(7,234)	(7,234)

Comprehensive income:								18,501

Balance, December 27, 2008	—	$—	16,658	$17	$38,042	$70,099	$(1,602)	$106,556

								—
Shares issued, Restricted Stock			40					—
Shares issued, Other Comp			4					—
Shares issued, Stock Options			3		11			11
Shares issued, ESPP			29		392			392
Shares issued, ESOP			199		2,796			2,796
Stock-based compensation					960			960
Tax benefit of stock-based compensation					9			9
Dividends issued						(7,572)		(7,572)
Comprehensive income:
Net income						1,856		1,856
Unrealized gain on available for sale securities							116	116
Foreign currency translation adjustments							2,490	2,490

Comprehensive income:								4,462

Balance, January 2, 2010	—	$—	16,933	$17	$42,210	$64,383	$1,004	$107,614

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended
	January 2, 2010	December 27, 2008	December 29, 2007

Cash flows from operating activities:
Net income	$1,856	$25,735	$22,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,968	7,096	6,341
(Gain) loss on disposal of assets	30	138	(74)
Stock-based compensation expense	960	896	735
Deferred director and phantom stock unit expense	398	56	694
Stock options income tax benefit	(9)	(55)	(748)
Allowance for doubtful accounts	(2)	(123)	75
Provision for slow moving inventory	(41)	102	251
Provision for deferred income taxes	4	(195)	575
(Increase) decrease in:
Accounts receivable	2,555	4,650	(3,187)
Inventories	2,202	1,359	(1,286)
Income tax receivable	(123)	(1,353)	—
Other current assets	(507)	(80)	(224)
Other assets, net	560	465	(310)
Increase (decrease) in:
Accounts payable	(816)	(2,410)	856
Accrued expenses and other liabilities	(672)	2,888	1,490
Income taxes payable	—	(619)	814
Other noncurrent liabilities	304	(23)	108

Net cash from operating activities	13,667	38,527	28,241

Cash flows from investing activities:
Investment in High Country Tek	—	—	(2,375)
Capital expenditures	(5,096)	(10,874)	(12,591)
Proceeds from dispositions of equipment	—	99	192
Purchases of Marketable Securities	(10,600)	—	—
Proceeds from Sale of Marketable Securities	2,863	—	—

Net cash used in investing activities	(12,833)	(10,775)	(14,774)

Cash flows from financing activities:
Repayment of debt	(261)	(416)	(371)
Proceeds from exercise of stock options	11	87	287
Stock options income tax benefit	9	55	748
Proceeds from stock issued	392	359	272
Dividends to shareholders	(7,547)	(7,465)	(5,167)

Net cash used in financing activities	(7,396)	(7,380)	(4,231)

Effect of exchange rate changes on cash and cash equivalents	1,705	(4,406)	604

Net (decrease) increase in restricted cash	5	(19)	28
Net (decrease) increase in cash and cash equivalents	(4,862)	15,985	9,812

Cash and cash equivalents and restricted cash, beginning of period	35,303	19,337	9,497

Cash and cash equivalents and restricted cash, end of period	$30,446	$35,303	$19,337

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$9	$31	$51
Income taxes	$289	$14,216	$11,599
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$2,796	$2,255	$1,386
Unrealized gain on available for sale securities	$116	$—	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.	BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, and China. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, located in Mediapolis, Iowa, designs and produces complementary electronic control products. High Country Tek, Inc. (“HCT”), a 48% equity method investment, located in Nevada City, California, designs and manufacturers ruggedized electronic/hydraulic control solutions for mobile equipment markets. Sun Hydraulics opened a Liaison office in Bangalore, India during 2007 to develop new business opportunities in the Indian market.

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

Critical Accounting Policies and Estimates

The Company currently only applies judgment and estimates, which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses, for impairment of long-lived assets, accounts receivable, inventory, goodwill, accruals, stock based compensation, and income taxes. The following explains the basis and the procedure for each account where judgment and estimates are applied.

Revenue Recognition

The Company reports revenues, net of sales incentives, when title passes and risk of loss transfers to the customer. The effect of material non-recurring events is provided for when they become known.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.

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

Inventory

The Company offers a wide variety of standard products and as a matter of policy does not discontinue products. On an ongoing basis, component parts found to be obsolete through design or process changes are disposed of and charged to material cost. The Company reviews on-hand balances of products and component parts against specific criteria. Products and component parts without usage or that have excess quantities on hand are evaluated. An inventory reserve is then established for the full inventory carrying value of those products and component parts deemed to be obsolete or slow moving. See Note 5 to the Financial Statements for inventory reserve amounts.

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation using a discounted cash flow method was performed at January 2, 2010 and December 27, 2008. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 7 to the Financial Statements for goodwill amounts.

Accruals

The Company makes estimates related to certain employee benefits and miscellaneous accruals. Estimates for employee benefit accruals are based on management’s assessment of estimated liabilities related to workers’ compensation, health care benefits and annual contributions to an employee stock ownership plan (“ESOP”), established in 2004 as part of the Company’s retirement plan. Estimates for miscellaneous accruals are based on management’s assessment of estimated liabilities for costs incurred.

The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $115 on an individual basis and approximately $6,300 on an aggregate basis.

52-53 Week Fiscal Year

The Company reports on a fiscal year that ends on the Saturday closest to December 31st. Each quarter generally consists of thirteen weeks. As a result of the 2009 fiscal year ending January 2, 2010, the quarter ended January 2, 2010, consisted of fourteen weeks, resulting in a 53-week year.

Reclassification

Certain amounts shown in the 2008 and 2007 consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2009 presentation.

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

Goodwill

Goodwill, which represents the excess of the purchase price of acquisition over the fair value of the net assets acquired and other acquisition costs, is carried at cost. Goodwill is not amortized by the Company. Instead, goodwill is reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate possible impairment.

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

Income Taxes

The Company’s income tax policy provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. These differences result from items reported differently for financial reporting and income tax purposes, primarily depreciation, accrued expenses and reserves.

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

At January 2, 2010, the Company held available-for-sale securities with an aggregate fair value of $7,844. The Company, on a recurring basis, measures available-for-sale securities at fair value using quoted prices in active markets. The majority of these available for sale securities were previously classified as held to maturity. In the fourth quarter of 2009, the Company changed the classification and accounting to provide greater flexibility in the management of these investments. The net unrealized holding gain on available for sale securities amounted to $116 at January 2, 2010. In addition, the Company reports deferred director stock units and phantom stock units as a liability. These liabilities, on a recurring basis, are measured at fair value using quoted prices in the active market. The Company recognized a net loss related to those liabilities of $398 and $56 for the years ended January 2, 2010 and December 27, 2008, respectively.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended January 2, 2010 and December 27, 2008.

Assets measured at fair value on a recurring basis include the following as of January 2, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	January 2, 2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$7,844	$7,844	$—	$—

Liabilities measured at fair value on a recurring basis include the following as of January 2, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	January 2, 2010	(Level 1)	(Level 2)	(Level 3)

Deferred director stock units	$659	$659	$—	$—
Phantom stock units	19	19	—	—

Total	$678	$678	$—	$—

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

On January 2, 2010 and December 27, 2008, the Company had restricted cash of $132 and $127, respectively. $48 and $44 of the 2009 and 2008 restricted cash balance, respectively, consisted of reserves for customs and excise taxes in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and was held with Lloyd’s TSB in the U.K. The remaining 2009 and 2008 amounts relate to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

5.	INVENTORIES

	January 2, 2010	December 27, 2008

Raw materials	$3,186	$4,428
Work in process	2,420	2,757
Finished goods	2,900	3,523
Provision for slow moving inventory	(707)	(748)

Total	$7,799	$9,960

6.	PROPERTY, PLANT, AND EQUIPMENT

	January 2, 2010	December 27, 2008

Machinery and equipment	$75,487	$69,337
Office furniture and equipment	10,509	9,712
Buildings	25,650	25,025
Leasehold and land improvements	2,723	2,599
Land	7,065	5,334

	$121,434	$112,007
Less: Accumulated depreciation	(66,715)	(59,217)
Construction in progress	1,914	4,936

Total	$56,633	$57,726

Depreciation expense for the years ended January 2, 2010, December 27, 2008, and December 29, 2007 totaled $6,932, $7,069, and $6,314, respectively.

7.	GOODWILL

On January 2, 2010 and December 27, 2008, the Company had $715 of goodwill related to its acquisition of Sun Korea.

Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at January 2, 2010 and December 27, 2008. The analysis indicated that there was no impairment of the carrying value of the goodwill.

8.	OTHER ASSETS

	January 2, 2010	December 27, 2008

Goodwill	$715	$715
Equity investment in joint venture
Sun China	1,214	1,081
WhiteOak Controls, Inc.	157	209
High Country Tek, Inc.	1,042	1,744
Loan acquisition costs, net of amortization of $123 and $94	47	76
Deposits with suppliers	130	143
Other	100	24

Total	$3,405	$3,992

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

	January 2, 2010	December 27, 2008

Compensation and benefits	$1,660	$4,277
Insurance	456	723
Other	359	546

Total	$2,475	$5,546

10.	LONG-TERM DEBT

	January 2, 2010	December 27, 2008

$35,000 revolving line of credit, collateralized by U.S. assets, interest rate Libor + 1.5% or Bank’s Base Rate at Company’s discretion (1.731% at January 2, 2010), due August 1, 2011.	$—	$—

10-year notes, fixed interest rates ranging from 3.5-5.1%, collateralized by equipment in Germany, due between 2009 and 2011.	—	272

	—	272
Less amounts due within one year	—	(147)

Total	$—	$125

The are no remaining principal payments due at January 2, 2010.

On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. with Fifth Third Bank (the “Bank”). The financing consists of a secured revolving line of credit of $35 million (the “Line of Credit”). The Line of Credit is secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. The Line of Credit has a floating interest rate based on LIBOR plus 1.5% or the Bank’s Base Rate, whichever is more advantageous. The Line of Credit is payable in full on August 1, 2011, but maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank. At January 2, 2010, there was no outstanding balance on the Line of Credit.

The Line of Credit is subject to debt covenants including: 1) Debt (as defined) to Tangible Net Worth (as defined) ratio of not more than 1.5:1.0, 2) Funded Debt (as defined) to EBITDA (as defined) ratio of not more than 2.5:1.0, and 3) EBIT (as defined) to Interest Expense (as defined) ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of January 2, 2010, the Company was in compliance with all debt covenants.

11.	DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $7,572, $7,480, and $5,566 to shareholders in 2009, 2008, and 2007, respectively.

The Company declared the following regular quarterly dividends to shareholders of record on the last day of the respective quarter:

	2009	2008	2007
First quarter	$0.090	$0.090	$0.067
Second quarter	0.090	0.090	0.090
Third quarter	0.090	0.090	0.090
Fourth quarter	0.090	0.090	0.090

These dividends were paid on the 15th day of each month following the date of declaration. In addition, the Company declared shared distribution cash dividends of $0.09 per share in 2008 and 2009. The 2009 dividend was paid on March 31, 2009 to shareholders of record as of March 15, 2009, and the 2008 dividend was paid on May 30, 2008 to shareholders of record as of May 15, 2008.

12.	INCOME TAXES

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	January 2, 2010	December 27, 2008	December 29, 2007

United States	$(1,934)	$24,820	$22,789
Foreign	3,951	12,909	11,582

Total	$2,017	$37,729	$34,371

The components of the income tax provision (benefit) are as follows:

	For the year ended
	January 2, 2010	December 27, 2008	December 29, 2007
Current tax expense:
United States	$(773)	$7,711	$7,853
State and local	(46)	503	464
Foreign	976	3,975	3,348

Total current	157	12,189	11,665

Deferred tax expense (benefit):
United States	14	42	217
State and local	6	13	(4)
Foreign	(16)	(250)	362

Total deferred	4	(195)	575

Total income tax provision	$161	$11,994	$12,240

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	January 2, 2010	December 27, 2008	December 29, 2007

U.S. federal taxes at statutory rate	$706	$13,205	$12,043
Increase(decrease)
Net residual tax on foreign distributions	—	827	—
Foreign tax credit	—	—	(27)
Domestic production activity deduction	—	(519)	(381)
Research and Development Tax Credit - Current Year	(200)	(241)	—
Research and Development Tax Credit - Prior Years	—	(849)	—
Foreign income taxed at lower rate	(424)	(793)	(344)
Nondeductible items	67	94	116
Effect of federal rate change	—	—	106
State and local taxes, net	(40)	516	460
Change in reserve	124	2	(174)
Korea withholding tax	—	—	107
Other	(72)	(248)	334

Income tax provision	$161	$11,994	$12,240

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of January 2, 2010 and December 27, 2008 are presented below:

	January 2, 2010	December 27, 2008
Deferred tax assets:
Current:
Accrued expenses and other	$575	$259

Total current deferred tax assets	575	259

Noncurrent:
Accrued expenses and other	626	387
Deferred royalty income	10	29

Total noncurrent deferred tax assets	636	416

Deferred tax liabilities:
Noncurrent:
Depreciation	(5,827)	(5,287)
Other	—	—

Total noncurrent deferred tax liabilities	(5,827)	(5,287)

Net noncurrent deferred tax liability	$(5,191)	$(4,871)

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2009 and 2008, management has determined that a valuation allowance is not required.

The Company intends and has the ability to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. These earnings relate to ongoing operations and, at January 2, 2010, cumulative earnings were approximately $31 million. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings, which will be offset by applicable foreign tax credits, subject to certain limitations. Due to specific circumstances, during the year ended December 27, 2008, the Company repatriated $6,000 from its foreign subsidiaries. U.S. income taxes due based on the repatriations have been provided for in the above income tax provisions.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - January 1, 2007	$208
Increases from positions taken during prior periods	34
Lapse of statute of limitations	(208)

Unrecognized tax benefits - December 29, 2007	$34
Increases from positions taken during prior periods	2
Lapse of statute of limitations	—

Unrecognized tax benefits - December 27, 2008	$36
Increases from positions taken during prior periods	124
Lapse of statute of limitations	—

Unrecognized tax benefits - January 2, 2010	$160

As of January 1, 2007, the Company had an unrecognized tax benefit of $208 including accrued interest. During 2007, the Company recognized the tax benefit of $208, which had a favorable effect on the effective tax rate for the period ended December 29, 2007.

At January 2, 2010, the Company had an unrecognized tax benefit of $160 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of January 2, 2010, is not considered material to the Company’s Consolidated Financial Statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2004 for the majority of tax jurisdictions.

The Company’s federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2004 through 2007. The IRS proposed a significant adjustment to the Company’s research and development tax credit position. Management has disagreed with the proposed adjustment and believes sufficient evidence is available to defend the position. To date, there have not been any other significant proposed adjustments.

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

A summary of the Company’s stock option plan for the years ended January 2, 2010, December 27, 2008, and December 29, 2007 is summarized as follows:

	Number of shares	Exercise price range		Weighted average exercise price
	(share amounts are in thousands)

Under option, December 30, 2006	113		$3.00 - 12.27	$4.47
(84 shares exercisable)
Granted	—	$	— - —	$—
Exercised	(72)		$3.00 - 12.27	$3.97
Forfeitures	(5)		$3.11 - 5.49	$3.39

Under option, December 29, 2007	36		$3.00 - 12.27	$5.62

(32 shares exercisable)
Granted	—	$	— - —	$—
Exercised	(17)		$3.00 - 12.27	$5.23
Forfeitures	—	$	— - —	$—

Under option, December 27, 2008	19		$3.00 - 12.27	$5.95

(16 shares exercisable)
Granted	—	$	— - —	$—
Exercised	(3)		$3.00 - 5.49	$3.66
Forfeitures	—	$	— - —	$—

Under option, January 2, 2010	16		$3.00 - 12.27	$6.39

(15 shares exercisable)

All options listed above vest over three to five years with a maximum term of seven to ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for the periods ended January 2, 2010, and December 27, 2008, was $6.

A summary of outstanding and exercisable options at January 2, 2010 is summarized as follows:

Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted-average		Number of shares	Weighted average exercise price
		Remaining contractual life	Exercise price
$3.00	2	0.83	3.00	2	3.00
3.11	1	1.83	3.11	1	3.11
3.15	2	0.75	3.15	2	3.15
5.49	7	1.75	5.49	7	5.49
12.27	4	2.92	12.27	3	12.27

There were no stock options granted during 2009, 2008 and 2007.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Compensation cost has been measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the years ended January 2, 2010, December 27, 2008, and December 29, 2007 totaled $794, $722, and $507, respectively. At January 2, 2010, 87,111 shares remained available to be issued through the Restricted Stock Plan.

A summary of the Company’s restricted stock plan for the years ended January 2, 2010, December 27, 2008, and December 29, 2007 is summarized as follows:

	Number of shares	Weighted average grant-date fair value

Nonvested balance at December 30, 2006	92	$11.14
Granted	27	33.75
Vested	(49)	9.40
Forfeitures	(2)	12.90

Nonvested balance at December 29, 2007	68	$21.22
Granted	40	18.90
Vested	(35)	18.24
Forfeitures	—	—

Nonvested balance at December 27, 2008	73	$21.45
Granted	40	20.97
Vested	(37)	22.86
Forfeitures	(1)	22.82

Nonvested balance at January 2, 2010	75	$21.78

The Company has $1,350 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of January 2, 2010. That cost is expected to be recognized over a weighted average period of 1.65 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of their annual salary in any year. Employees purchased 28,065 shares at a weighted average price of $13.96, and 15,971 shares at a weighted average price of $22.50, under the ESPP during 2009 and 2008, respectively. The Company recognized $95 and $92 of compensation expense during 2009 and 2008, respectively. At January 2, 2010, 539,706 shares remained available to be issued through the ESPP.

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

Directors were granted 10,601 and 7,961 shares during 2009 and 2008, respectively. At January 2, 2010, there were 25,109 deferred stock units outstanding. Deferred stock units are treated as liabilities The Company recognized director stock compensation expense of $390 and $79, for 2009 and 2008, respectively. At January 2, 2010, 143,052 shares remained available to be issued through the Plan.

14.	EARNINGS PER SHARE

The following table represents the computation of basic and diluted net income per common share (in thousands, except per share data):

	January 2, 2010	December 27, 2008	December 29, 2007
Net income	$1,856	$25,735	$22,131

Basic weighted average number of common shares outstanding	16,837	16,603	16,437

Basic net income per common share	$0.11	$1.55	$1.35
Effect of dilutive stock options and deferred director stock units	33	31	61

Diluted weighted average number of common shares outstanding	16,870	16,634	16,498

Diluted net income per common share	$0.11	$1.55	$1.34

15.	EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $880, $4,333, and $2,573 during 2009, 2008, and 2007, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $280, $256, and $348 during 2009, 2008, and 2007, respectively.

The Company uses an Employee Stock Ownership Plan (“ESOP”) as the discretionary match portion of its 401(k) retirement plan. The Company contributes to the ESOP for all eligible United States employees. Under the ESOP, which is 100% company funded, the Company allocates common stock to each participants account. The allocation is generally a percentage of a participant’s compensation as determined by the Board of Directors on an annual basis.

The Company made an annual contribution to the ESOP of 69,311 shares in January of 2008, related to fiscal year 2007. Contributions were based on annual compensation. All shares receive regular quarterly dividends payable to the ESOP to cover plan expenses.

In May 2008, the Board introduced the concept of a shared distribution dividend. The shared distribution dividend rewards the majority of employees through a contribution into their retirement accounts and concurrently rewards shareholders with a special cash dividend. As a result of the shared distribution, the Company contributed 176,827 and 20,185 shares into the ESOP in March 2009 and May 2008, respectively.

The Company incurred retirement benefit expense under the ESOP of approximately zero, $3,221 and $1,498 during 2009, 2008 and 2007, respectively. The 2008 amount includes both the 3% and 9% shared distributions announced in May 2008, and March 2009, respectively. These amounts are included in the total employer contributions to the retirement plan noted above.

There are no restrictions on the shares contributed to the ESOP. This allows participants to sell their shares to enable diversification within their individual 401(k) accounts. The Company does not have any repurchase obligations under the ESOP.

During 2008, the Company developed plans for international employees to participate in the shared distributions. Three percent of 2008 wages was accrued for international employees throughout the year. Additionally 9% of 2008 wages was accrued in accordance with the shared distribution announced in March 2009. The Company’s foreign operations recognized total expense of approximately $753 in 2008. The Company’s U.K. employees received 23,246 shares in March 2009, into a share incentive plan, while employees in the remaining locations received their shared distribution in the form of cash. In Korea the cash was deposited into a Company retirement plan.

The Company awards deferred cash bonuses to key employees of its foreign operations. The deferred cash bonuses are similar to phantom stock units, in that such bonuses are tied to the value of the Company’s common stock. Awards are recognized over the deferral period as variable plan awards. The Company recognized approximately $54, $35 and $539 of compensation expense in 2009, 2008 and 2007, respectively, related to the awards.

16.	SEGMENT REPORTING

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

Total assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company. Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated
2009
Sales to unaffiliated customers	$59,278	$9,978	$14,654	$13,483	$—	$97,393
Intercompany sales	15,545	—	139	1,101	(16,785)	—
Operating income	(2,110)	616	2,475	884	278	2,143
Total assets	85,338	8,191	12,447	15,923	(1,966)	119,933
Depreciation and amortization	5,335	104	502	1,027		6,968
Capital expenditures	4,758	41	30	267		5,096

2008
Sales to unaffiliated customers	$111,180	$17,455	$27,356	$22,287	$—	$178,278
Intercompany sales	28,656	—	245	2,282	(31,183)	—
Operating income	24,531	1,148	7,693	3,231	(226)	36,377
Total assets	91,855	6,680	10,980	15,049	(2,179)	122,385
Depreciation and amortization	5,139	151	572	1,234		7,096
Capital expenditures	9,904	39	298	633		10,874

2007
Sales to unaffiliated customers	$99,516	$20,567	$24,164	$23,127	$—	$167,374
Intercompany sales	30,344	—	142	2,621	(33,107)	—
Operating income	22,408	2,103	5,955	3,205	(36)	33,635
Total assets	74,026	9,067	12,710	17,079	(2,102)	110,780
Depreciation and amortization	4,488	178	556	1,119		6,341
Capital expenditures	9,339	284	125	2,843		12,591

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparisons of the Years Ended January 2, 2010, and December 27, 2008, in Management’s Discussion and Analysis of Financial Condition and Results. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense, foreign currency transaction gain/loss, and net miscellaneous income/expense.

Included in U.S. sales to unaffiliated customers were export sales of $19,031, $37,073, and $29,283, during 2009, 2008, and 2007, respectively. Export sales to Canada and Asia/Pacific totaling, $12,918, $24,824, and $19,981, during 2009, 2008, and 2007, respectively, make up the majority of these export sales. Additionally, export sales to Europe were $4,916, $10,708 and $8,027 during 2009, 2008, and 2007, respectively.

17.	COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

OPERATING LEASES — The Company leases a manufacturing facility in Lenexa, Kansas and production support facilities in Sarasota, Florida under operating leases having initial terms expiring in 2010. The lease for the manufacturing facility in Kansas is currently on a month to month basis, and represents approximately 17,000 square feet of space. The lease for the production support facilities in Florida is expiring in April, 2010, and represents approximately 10,000 square feet. Total rental expense for the years ended 2009, 2008 and 2007 was approximately $221, $236 and $221, respectively.

Future minimum lease payments on operating leases are as follows:

2010	37

Total minimum lease payments	$37

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

18.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance amending the existing fair value measurements and disclosures guidance. The amendment requires new disclosures regarding the transfers in and out of level 1 and 2 fair value measurements and activity in level 3 fair value measurements. The amendment also clarifies existing disclosures regarding the level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The guidance is effective for interim and annual reporting periods commencing after December 15, 2009, with a portion effective for fiscal years beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 2, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of January 2, 2010.

The effectiveness of the Company’s internal control over financial reporting as of January 2, 2010 has been audited by Kirkland, Russ, Murphy and Tapp, P.A., an independent registered certified public accounting firm, as stated in their report.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE

GOVERNANCE MATTERS

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2010 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2010 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2010 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2010 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption ‘Executive Compensation” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2010 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Independence and Committees of the Board of Directors” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” in our 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The following financial statements are included in Part II, Item 8:

	Report of Independent Registered Certified Public Accounting Firm	28

	Consolidated Balance Sheets as of January 2, 2010 and December 27, 2008	29

	Consolidated Statements of Operations for the years ended January 2, 2010, December 27, 2008, and December 29, 2007	30

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended January 2, 2010, December 27, 2008, and December 29, 2007	31

	Consolidated Statements of Cash Flows for the years ended January 2, 2010, December 27, 2008, and December 29, 2007	32

	Notes to the Consolidated Financial Statements	33

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

October 1, 2005 and incorporated herein by reference).

10.6	Renewal and Future Advance Revolving Line of Credit Promissory Note dated August 11, 2005, between the Company, as Borrower, and Fifth Third Bank, as Lender (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.7	Renewed, Amended and Restated Mortgage and Security Agreement dated August 11, 2005, between the Company, as Mortgagor, and Fifth Third Bank, as Mortgagee (previously filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.8+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.9+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.10+	Forms of agreement for grants under the Sun Hydraulics Corporation 1996 Stock Option Plan (previously filed as Exhibit 10.12+ to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 and incorporated herein by reference).

10.11+	Sun Hydraulics Corporation 2006 Stock Option Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on September 14, 2006 and incorporated herein by reference).

10.12+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.13+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference).

10.14+	Form of agreement for grants of restricted shares under the Sun Hydraulics Corporation Restricted Stock Plan.

10.15+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 27, 2001 (file No. 333-66008), and incorporated herein by reference).

10.16+	Sun Hydraulics Corporation 2004 Nonemployee Director Equity and Deferred Compensation Plan (As Amended and Restated Effective March 1, 2008) (previously filed as Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders filed with the Commission on April 25, 2008 and incorporated herein by reference).

10.17+	Form of Performance Share Agreement (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 16, 2004 and incorporated herein by reference).

10.18+	The Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan dated December 12, 2007 (previously filed as Exhibit 10.17 to the Company’s Form 10-K filed on March 11, 2009 and incorporated herein by reference).

10.19+	First Amendment to Sun Hydraulics Corporation 401(K) and ESOP Retirement Plan dated September 22, 2008 (previously filed as Exhibit 10.18 to the Company’s Form 10-K filed on March 11, 2009 and incorporated herein by reference).

10.20+	Second Amendment to Sun Hydraulics Corporation 401(K) and ESOP Retirement Plan dated December 16, 2008 (previously filed as Exhibit 10.19 to the Company’s Form 10-K filed on March 11, 2009 and incorporated herein by reference).

10.21+	Sun Hydraulics Limited Share Incentive Plan (previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on March 27, 2009 (File Number 333158245) and incorporated herein by reference).

10.22+	Peter Robson Employment Agreement dated April 22, 1981 (previously filed as Exhibit 10.1+ to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2009 and incorporated herein by reference).

10.23+	Executive Continuity Agreement, dated December 7, 2009, between Sun Hydraulics Corporation and Allen J. Carlson (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 11, 2009 and incorporated herein by reference).

10.24+	Executive Continuity Agreement, dated December 7,2009, between Sun Hydraulics Corporation and Tricia L. Fulton (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on December 11, 2009 and incorporated herein by reference).

10.25	Securities Purchase Agreement between Sun Hydraulics Corporation and High Country Tek, Inc., dated November 30, 2007 (previously filed as Exhibit 99.1 in the Company’s Form 8-K filed on November 30, 2007 and incorporated herein by reference).

14	Code of Ethics (previously filed as Exhibit 14 in the Company’s Annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

21	Subsidiaries of the Registrant (previously filed as Exhibit 21 in the Company’s Annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

23.1	Kirkland, Russ, Murphy and Tapp, P.A. Consent of Independent Registered Certified Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 15, 2010.

SUN HYDRAULICS CORPORATION

By:	/s/ Allen J. Carlson
Allen J. Carlson, President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 15, 2010.

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