Form 10-Q
period 2010-04-03
SUN HYDRAULICS CORP
filed 2010-05-11
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

The Registrant had 16,952,592 shares of common stock, par value $.001, outstanding as of April 30, 2010.

Sun Hydraulics Corporation

INDEX

For the quarter ended April 3, 2010

PART I: FINANCIAL INFORMATION

Item  1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	April 3, 2010	January 2, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,638	$30,314
Restricted cash	131	132
Accounts receivable, net of allowance for doubtful accounts of $81 and $90	14,367	9,949
Inventories	8,878	7,799
Income taxes receivable	-	1,485
Deferred income taxes	575	575
Marketable securities	10,827	7,844
Other current assets	2,398	1,797

Total current assets	63,814	59,895

Property, plant and equipment, net	55,046	56,633

Other assets	2,913	3,405

Total assets	$121,773	$119,933

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,265	$2,442
Accrued expenses and other liabilities	2,475	2,475
Income taxes payable	37	-
Dividends payable	1,525	1,524

Total current liabilities	7,302	6,441

Deferred income taxes	5,175	5,191
Other noncurrent liabilities	712	687

Total liabilities	13,189	12,319

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	-	-
Common stock, 20,000,000 shares authorized, par value $0.001, 16,945,566 and 16,933,168 shares outstanding	17	17
Capital in excess of par value	42,645	42,210
Retained earnings	66,166	64,383
Accumulated other comprehensive income (loss)	(244)	1,004

Total shareholders’ equity	108,584	107,614

Total liabilities and shareholders’ equity	$121,773	$119,933

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	April 3, 2010	March 28, 2009
	(unaudited)	(unaudited)

Net sales	$31,605	$25,208

Cost of sales	21,485	19,629

Gross profit	10,120	5,579

Selling, engineering and administrative expenses	5,156	4,775

Operating income	4,964	804

Interest income, net	(137)	(110)
Foreign currency transaction gain, net	(27)	(8)
Miscellaneous (income) expense, net	(20)	199

Income before income taxes	5,148	723

Income tax provision	1,837	171

Net income	$3,311	$552

Basic net income per common share	$0.20	$0.03

Weighted average basic shares outstanding	16,942	16,664

Diluted net income per common share	$0.20	$0.03

Weighted average diluted shares outstanding	16,977	16,694

Dividends declared per share	$0.090	$0.180

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total

Balance, January 2, 2010	-	$-	16,933	$17	$42,210	$64,383	$1,004	$107,614
Shares issued, stock options			6		28			28
Shares issued, ESPP			6		98			98
Stock-based compensation			1		82			82
Shares issued, restricted stock					204			204
Tax benefit of stock-based compensation					23			23
Dividends declared						(1,528)		(1,528)
Comprehensive income:
Net income						3,311		3,311
Foreign currency translation adjustments							(1,183)	(1,183)
Unrealized loss on available-for-sale securities							(65)	(65)

Comprehensive income								2,063

Balance, April 3, 2010	-	$-	16,946	$17	$42,645	$66,166	$(244)	$108,584

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended
	April 3, 2010	March 28, 2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$3,311	$552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,732	1,760
Loss on disposal of assets	1	-
Provision for deferred income taxes	(16)	(8)
Allowance for doubtful accounts	(9)	(2)
Stock-based compensation expense	286	228
Stock options income tax benefit	(23)	-
(Increase) decrease in:
Accounts receivable	(4,409)	1,395
Inventories	(1,079)	1,314
Income taxes receivable	1,485	(898)
Other current assets	(601)	115
Other assets	485	90
Increase (decrease) in:
Accounts payable	823	(41)
Accrued expenses and other liabilities	-	476
Taxes payable	60	-
Other noncurrent liabilities	25	(35)

Net cash provided by operating activities	2,071	4,946

Cash flows from investing activities:
Capital expenditures	(668)	(1,236)
Purchases of marketable securities	(6,260)	(6,230)
Proceeds from sale of marketable securities	3,199	-

Net cash used in investing activities	(3,729)	(7,466)

Cash flows from financing activities:
Repayment of debt	-	(261)
Proceeds from exercise of stock options	28	-
Proceeds from stock issued	98	94
Dividends to shareholders	(1,527)	(1,503)
Stock options income tax benefit	23	-

Net cash used in financing activities	(1,378)	(1,670)

Effect of exchange rate changes on cash and cash equivalents	(641)	(456)

Net decrease in cash and cash equivalents	(3,677)	(4,646)

Cash and cash equivalents, beginning of period	30,446	35,303

Cash and cash equivalents, end of period	$26,769	$30,657

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$-	$9
Income taxes	$331	$1,077

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 2, 2010 filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 15, 2010. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three month period ended April 3, 2010, are not necessarily indicative of the results that may be expected for the period ending January 1, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended
	April 3, 2010	March 28, 2009

Net income	$3,311	$552
Weighted average basic shares outstanding	16,942	16,664
Basic net income per common share	$0.20	$0.03
Effect of dilutive stock options	35	30
Weighted average diluted shares outstanding	16,977	16,694
Diluted net income per common share	$0.20	$0.03

3.	STOCK-BASED COMPENSATION

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

A summary of activity under the 1996 Plan for the three months ended April 3, 2010, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Options outstanding as of January 2, 2010	16	$6.39
Granted	-
Exercised	(6)	$4.25
Forfeitures	-

Options outstanding as of April 3, 2010	10	$7.64	1.76	$188

Options exercisable as of April 3, 2010	9	$6.93	1.62	$169

All options listed above vest over three to five years with a maximum term of seven to ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for both of the three month periods ended April 3, 2010, and March 28, 2009, was $2. There were no options granted during these periods.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the three months ended April 3, 2010, and March 28, 2009, totaled $204 and $194 respectively.

The following table summarizes restricted stock activity from January 2, 2010, through April 3, 2010:

	Number of shares	Weighted average grant-date fair value

Nonvested balance at January 2, 2010	75	21.78
Granted	-	-
Vested	-	-
Forfeitures	-	-

Nonvested balance at April 3, 2010	75	21.78

The Company has $1,146 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of April 3, 2010. That cost is expected to be recognized over a weighted average period of 1.4 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of their annual salary in any year. Employees purchased 5,505 shares at a weighted average price of $17.35, and 5,882 shares at a weighted average price of $16.01, under the ESPP during the three months ended April 3, 2010, and March 28, 2009, respectively. The Company recognized $44 and $17 of compensation expense during the three months ended April 3, 2010, and March 28, 2009, respectively. At April 3, 2010, 534,201 shares remained available to be issued through the ESPP.

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

Directors may elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock are converted to deferred stock units. Deferred stock units are treated as liabilities. At April 3, 2010, there were 26,637 deferred stock units outstanding.

Directors were granted 2,614 and 2,851 shares for the three months ended April 3, 2010, and March 28, 2009, respectively. The Company recognized director stock compensation expense of $55 for the three months ended April 3, 2010 and income of $18, for the three months ended March 28, 2009. The Plan authorizes the issuance of up to 180,000 shares of common stock. At April 3, 2010, 140,437 shares remained available to be issued through the Plan.

4.	RESTRICTED CASH

The restricted cash balance at April 3, 2010, consisted of $46 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K. The remaining amount of $85 relates to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

5.	INVENTORIES

	April 3, 2010	January 2, 2010

Raw materials	$3,585	$3,186
Work in process	3,174	2,420
Finished goods	2,781	2,900
Provision for slow moving inventory	(662)	(707)

Total	$8,878	$7,799

6.	GOODWILL

On April 3, 2010, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at January 2, 2010. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of April 3, 2010, no factors were identified that indicated impairment of the carrying value of the goodwill.

7.	LONG-TERM DEBT

The Company has a $35,000 revolving line of credit, collateralized by U.S. assets, with an interest rate of Libor plus 1.5% (1.79% at April 3, 2010), that comes due August 1, 2011.The Company did not have any debt outstanding for the periods ending April 3, 2010 and January 2, 2010.

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of April 3, 2010, the Company was in compliance with all debt covenants.

8.	INCOME TAXES

At April 3, 2010, the Company had an unrecognized tax benefit of $385 including accrued interest, an increase of $225 from the prior period for uncertain tax positions related to previous years. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of April 3, 2010, is not considered material to the Company’s Consolidated Financial Statements.

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

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated

Three Months Ended April 3, 2010
Sales to unaffiliated customers	$18,970	$4,192	$4,699	$3,744	$-	$31,605
Intercompany sales	5,097	-	53	338	(5,488)	-
Operating income	2,870	626	1,117	336	15	4,964
Depreciation	1,328	22	111	251	-	1,712
Capital expenditures	566	64	5	33	-	668

Three Months Ended March 28, 2009
Sales to unaffiliated customers	$15,621	$1,960	$4,167	$3,460	$-	$25,208
Intercompany sales	4,156	-	29	465	(4,650)	-
Operating income (loss)	(550)	86	713	454	101	804
Depreciation	1,370	26	124	233	-	1,753
Capital expenditures	1,131	22	4	79	-	1,236

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparison of the Three Month Periods Ended April 3, 2010, and March 28, 2009, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense and net miscellaneous income/expense.

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

The Company held available-for-sale securities with an aggregate fair value of $10,827 and $500 at April 3, 2010, and March 28, 2009, respectively. The Company, on a recurring basis, measures available-for-sale securities at fair value using quoted prices in active markets. The net unrealized holding gain amounted to $51 at April 3, 2010, and there was a net unrealized holding loss of $2 at March 28, 2009. In addition, the Company reports deferred director stock units and phantom stock units as a liability. These liabilities, on a recurring basis, are measured at fair value using quoted prices in the active market. The Company’s liability was $723 and $342, at April 3, 2010, and March 28, 2009, respectively. The Company recognized a net expense related to those liabilities of $43 for the period ended April 3, 2010 and a net gain of $28 for the period ended March 28, 2009.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended April 3, 2010 and March 28, 2009.

Assets measured at fair value on a recurring basis include the following as of April 3, 2010:

		Fair Value Measurements at Reporting Date Using
Description	April 3, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$10,827	$10,827	$-	$-

		Fair Value Measurements at Reporting Date Using
Description	April 3, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred director stock units	$697	$697	$-	$-
Phantom stock units	26	26	-	-

Total	$723	$723	$-	$-

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value based on their short-term status.

11.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance amending the existing fair value measurements and disclosures guidance. The amendment requires new disclosures regarding the transfers in and out of level 1 and 2 fair value measurements and activity in level 3 fair value measurements. The amendment also clarifies existing disclosures regarding the level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements. The guidance was effective for interim and annual reporting periods commencing after December 15, 2009, with a portion effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on the Company’s Consolidated Financial Statements, nor is the remaining guidance expected to have a material impact.

In June 2009, the FASB issued new accounting guidance for determining whether an entity is a variable interest entity and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. This guidance was effective for the Company on January 3, 2010. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

12.	COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

13.	SUBSEQUENT EVENT

On April 29, 2010, the Company provided HCT with a $500 loan to provide operating cash making total notes receivable from HCT $1,500. The Company has agreements whereby it can acquire additional shares of HCT. No changes were made to the purchase price calculation set forth in those agreements, and additional shares will be purchased, if the Company exercises its options, as provided therein. Additionally, there was no change in accounting for the Company’s investment in HCT due to the loan, as it had no effect on ownership percentage or control of the entity.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of twelve-month shipments of hydraulic products decreased 40% and increased 8% in 2009 and 2008, respectively. The index of shipments of hydraulic products increased 42% for the three-month period ending April 3, 2010, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction in the economy. The index increased to 59.6 in March 2010 compared to 36.3 in March 2009. In April 2010, the index increased to 60.4. April represents the ninth consecutive month of expansion in the manufacturing sector. The rate of growth is the fastest since June 2004 when the index hit 60.5. The new orders and production portion of the index continue to show growth. Overall, the recovery in manufacturing continues to be quite strong, and the signs are positive for continued growth.

Results for the first quarter

(Dollars in millions except net income per share)

	April 3, 2010	March 28, 2009	Increase

Three Months Ended
Net Sales	$31.6	$25.2	25%
Net Income	$3.3	$0.6	450%
Net Income per share:
Basic	$0.20	$0.03	567%
Diluted	$0.20	$0.03	567%

Due to higher than anticipated activity in March, the Company exceeded its first quarter sales and earnings estimates. Even with the substantial increase in orders, the Company is able to meet the rising demand. The consistent level of expedited orders indicates to management that inventory throughout the pipeline is exhausted and OEMs are building on an as-needed basis.

By mid-April, the Company’s U.S. workforce was fully employed and the salary reductions of last year were reinstated. The Company’s global colleagues either have or will return to full employment as needed to meet demand in different geographic areas. Management believes the Company has the capacity to meet increasing demand for the foreseeable future.

Management believes Sun is well prepared for the rapid increase in demand. The investments the Company made last year, including $5.1 million in capital and preserving and investing in its workforce, allow it to respond to customers’ needs. Sun’s reliable delivery capability and customer service are the cornerstones of its ability to gain market share in the expansion phase of the business cycle.

Outlook

The Company’s 2010 second quarter sales are expected to be $39 million, an 81% increase in revenue compared to same period last year, and earnings are expected to be $0.34 to $0.36 per share compared to a loss of $0.03 per share in the same period of the prior year.

COMPARISON OF THE THREE MONTHS ENDED APRIL 3, 2010 AND MARCH 28, 2009

Net Sales

Net sales were $31.6 million, a increase of $6.4 million, or 25.4%, compared to $25.2 million in 2009. Net sales increased 20.3% excluding the effect of exchange rates. The increase in net sales was primarily driven by increased demand in our end markets, which primarily include capital goods equipment. New product sales (defined as products introduced within the last five years) generally make up 10 - 15% of total sales.

North American sales increased 15.0% or $1.8 million, to $13.8 million, Asian sales increased 94.5% or $3.3 million, to $6.8 million, and European sales increased 11.0% or $1.0 million, to $10.1 million.

The U.S. reporting segment had sales of $19.0 million in the first quarter of 2010, up $3.3 million or 21.4%, compared to sales of $15.6 million during the first quarter last year. The increase was driven by demand in our end markets and the general upturn in the global economy. International sales out of the U.S. were $6.8 million during the first quarter of 2010, up 31.3 % or $2.1 million, compared to $4.7 million during the first quarter last year. Significant increases in sales were noted in almost all geographic regions.

The Korean reporting segment had sales of $4.2 million during the first quarter of 2010, up $2.2 million or 113.8%, compared to sales of $2.0 million during the first quarter last year. Currency effect increased 2010 first quarter sales by approximately $0.8 million. The remaining increase is a result of efforts to expand and diversify its customer base, in addition to increased demand from existing customers.

The German reporting segment had sales of $4.7 million during the first quarter of 2010, up $0.5 million or 12.8%, compared to sales of $4.2 million during the first quarter last year. Currency effect increased 2010 first quarter sales by approximately $0.2 million. The remaining increase was primarily related to demand within Germany.

The U.K. reporting segment had sales of $3.7 million during the first quarter of 2010, up $0.3 million or 8.2%, compared to sales of $3.5 million during the first quarter last year. Currency effect increased 2010 first quarter sales by approximately $0.1 million. The remaining increase was primarily related to demand within the U.K.

Gross Profit

Gross profit increased $4.5 million or 81.4% to $10.1 million in the first quarter of 2010, compared to $5.6 million in the first quarter last year. Gross profit as a percentage of net sales increased to 32.0% in the first quarter of 2010, compared to 22.1% in the first quarter last year.

During the downturn of the prior year, the Company maintained its workforce and labor and variable overhead costs became essentially fixed. By maintaining its workforce, the Company has been able to respond to the increasing demand. As sales increase across all segments, the Company is experiencing productivity improvements and is able to leverage its overhead costs to generate higher gross profit.

Higher sales volume in the first quarter of 2010 contributed $1.4 million of the increase. The remaining increase in gross profit was attributed to productivity improvements of approximately $1.5 million, and decreases in overhead expenses as a percentage of sales of approximately $2.2 million, both of which occurred primarily in the U.S. The increase in gross profit was partially offset by higher material costs as a percent of sales of approximately $0.5 million.

In June 2009, the Company initiated rolling furloughs for the production workforce and a 3% salary reduction for non-production personnel. Production employees were brought back throughout the first quarter of 2010 as demand increased, and there was not a material impact from the furlough program in the first quarter results. In April 2010, the Company ended its employee furlough program and restored the 3% salary decrease for all U.S. employees.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 8.0%, or $0.4 million, to $5.2 million compared to the same quarter last year. The increase is primarily related to Board compensation that is paid and held in Sun stock under a deferred compensation arrangement, marketing efforts in Asia, and fringe benefit costs related to self-funded health plans in the U.S.

Operating Income

Operating income increased $4.2 million or 517.4% to $5.0 million in the first quarter of 2010, compared to $0.8 million in the first quarter last year, with operating margins of 15.7% and 3.2% for the first quarters of 2010 and 2009, respectively. Based on the Company’s structure and decisions during the downturn, the increase in sales during the first quarter of 2010 has improved operating margins across all segments. During the downturn of the prior year, the Company maintained its workforce and labor and variable overhead costs became essentially fixed. By maintaining its workforce, the Company has been able to respond to the increasing demand. As sales increase across all segments, the Company is experiencing productivity improvements and is able to leverage its overhead costs to generate higher operating income.

The U.S. reporting segment contributed $2.9 million to our consolidated operating income during the first quarter of 2010, compared to an operating loss of $0.6 million during the first quarter of 2009, an increase of $3.4 million. The increase in the U.S. operating segments is primarily related to productivity gains and leverage of its overhead costs. Productivity gains contributed $1.2 million and decreases in variable and fixed overhead costs added $1.8 million to operating income. The remaining increases in operating income were primarily from absorption of selling, engineering, and administrative expenses which are relatively fixed.

The Korean reporting segment contributed $0.6 million to our consolidated operating income during the first quarter of 2010 compared to $0.1 million during the first quarter last year, an increase of $0.5 million. The increase in operating income was primarily related to material costs due to the strength of the Korean Won against the U.S. Dollar for material purchases made in U.S. Dollars, and productivity improvements totaling $0.3 million. The increase in sales volume resulted in $0.1 million of additional operating income.

The German reporting segment contributed $1.1 million to our consolidated operating income during the first quarter of 2010 compared to $0.7 million during the first quarter last year, an increase of $0.4 million. The increase was primarily related to material costs due to the strength of the Euro against the U.S. Dollar for material purchases made in U.S. Dollars, and productivity improvements totaling $0.2 million. The increase in sales volume resulted in $0.1 million of additional operating income.

The U.K. reporting segment contributed $0.3 million to our consolidated operating income during the first quarter of 2010 compared to $0.5 million during the first quarter last year, a decrease of $0.1 million. The decrease was primarily related to increased material costs resulting from customer product mix.

Interest Income, Net

Net interest income was $0.1 million for the quarters ended April 3, 2010, and March 28, 2009. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended April 3, 2010, was $37.9 million compared to $33.0 million for the quarter ended March 28, 2009. Although average cash increased, interest income remained flat due to lower interest rates compared to the prior year.

Foreign Currency Transaction Gain, Net

There was minimal impact to net income from foreign currency in the quarters ended April 3, 2010, and March 28, 2009.

Miscellaneous (Income) Expense, Net

There was minimal impact to net income from net miscellaneous income for the quarter ended April 3, 2010, compared to a net miscellaneous expense of $0.2 for the quarter ended March 28, 2009. The prior year net miscellaneous expense was primarily made up of earnings and losses from joint ventures.

Income Taxes

The provision for income taxes for the quarter ended April 3, 2010, was 35.7% of pretax income compared to 23.7% of pretax income for the quarter ended March 28, 2009. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The prior year provision includes a tax benefit recognized in the U.S. Additionally, the current period provision was affected by discrete items related to a reserve for uncertain tax positions from previous years. Excluding these discrete items, the effective rate would have been approximately 31%.

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

Cash from operations for the three months ended April 3, 2010, was $2.1 million, compared to $4.9 million for the three months ended March 28, 2009. The $3.0 million decrease in the Company’s net cash flow from operations during the period was due primarily to the increase in accounts receivable and inventories of $5.5 million compared to a decrease of $2.7 million in the prior year. These amounts were partially offset by the increase in net income of $2.8 million and changes in income taxes receivable/payable of $2.4 million. Cash on hand decreased $3.8 million from $30.4 million in 2009 to $26.8 million in 2010. However, this decrease was largely the result of net purchases of marketable securities totaling $3.1 million. Days sales outstanding (DSO) were 41 and 40 at April 3, 2010, and March 28, 2009, respectively. Inventory turns increased to 9.7 as of April 3, 2010, compared to 9.1 as of March 28, 2009.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $0.6 million for the three months ended April 3, 2010, compared to $1.2 million for the three months ended March 28, 2009. Capital expenditures for the year are projected to be approximately $7.0 million.

The Company declared a quarterly dividend of $0.09 per share to shareholders of record as of March 31, 2010, payable on April 15, 2010. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

The Company uses the equity method of accounting to account for its investments in Sun China, WhiteOak and High Country Tek. The Company does not have a majority ownership in or exercise control over any of the entities. These investments were not material to the financial statements of the Company at April 3, 2010.

Seasonality

The Company generally has experienced increased sales during the second quarter of the year, largely as a result of the order patterns of our customers. As a result, the Company’s second quarter net sales, income from operations and net income historically are the highest of any quarter during the year. However, due to the economic conditions of the past year, this pattern was not evident in 2009, and may not recur in 2010.

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at January 2, 2010. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 6 for goodwill amounts.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended January 2, 2010, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended April 3, 2010. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at April 3, 2010.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4.	CONTROLS AND PROCEDURES

As of April 3, 2010, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 3, 2010, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the period ended April 3, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 11, 2010.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)