Form 10-Q
period 2010-07-03
SUN HYDRAULICS CORP
filed 2010-08-10
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

The Registrant had 16,959,759 shares of common stock, par value $.001, outstanding as of July 30, 2010.

Sun Hydraulics Corporation

INDEX

For the quarter ended July 3, 2010

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	July 3, 2010	January 2, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,860	$30,314
Restricted cash	124	132
Accounts receivable, net of allowance for doubtful accounts of $77 and $90	16,596	9,949
Inventories	9,300	7,799
Income taxes receivable	—	1,485
Deferred income taxes	575	575
Marketable securities	13,352	7,844
Other current assets	2,733	1,797

Total current assets	70,540	59,895

Property, plant and equipment, net	53,644	56,633
Other assets	2,840	3,405

Total assets	$127,024	$119,933

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,743	$2,442
Accrued expenses and other liabilities	3,205	2,475
Income taxes payable	174	—
Dividends payable	1,526	1,524

Total current liabilities	9,648	6,441

Deferred income taxes	5,173	5,191
Other noncurrent liabilities	650	687

Total liabilities	15,471	12,319

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 16,959,759 and 16,933,168 shares outstanding	17	17
Capital in excess of par value	43,015	42,210
Retained earnings	70,750	64,383
Accumulated other comprehensive income (loss)	(2,229)	1,004

Total shareholders’ equity	111,553	107,614

Total liabilities and shareholders’ equity	$127,024	$119,933

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	July 3, 2010	June 27, 2009
	(unaudited)	(unaudited)

Net sales	$39,246	$21,607

Cost of sales	25,262	17,373

Gross profit	13,984	4,234

Selling, engineering and administrative expenses	4,845	4,867

Operating income (loss)	9,139	(633)

Interest income, net	(144)	(171)
Foreign currency transaction loss, net	69	339
Miscellaneous (income) expense, net	(109)	101

Income (loss) before income taxes	9,323	(902)

Income tax provision (benefit)	3,210	(366)

Net income (loss)	$6,113	$(536)

Basic net income (loss) per common share	$0.36	$(0.03)

Weighted average basic shares outstanding	16,953	16,867

Diluted net income (loss) per common share	$0.36	$(0.03)

Weighted average diluted shares outstanding	16,985	16,899

Dividends declared per share	$0.090	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Six months ended
	July 3, 2010	June 27, 2009
	(unaudited)	(unaudited)

Net sales	$70,850	$46,815

Cost of sales	46,747	37,003

Gross profit	24,103	9,812

Selling, engineering and administrative expenses	10,001	9,642

Operating income	14,102	170

Interest income, net	(281)	(282)
Foreign currency transaction loss, net	41	331
Miscellaneous (income) expense, net	(128)	300

Income (loss) before income taxes	14,470	(179)

Income tax provision (benefit)	5,047	(194)

Net income	$9,423	$15

Basic net income per common share	$0.56	$0.00

Weighted average basic shares outstanding	16,948	16,767

Diluted net income per common share	$0.55	$0.00

Weighted average diluted shares outstanding	16,981	16,797

Dividends declared per share	$0.180	$0.270

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total

Balance, January 2, 2010	—	$—	16,933	$17	$42,210	$64,383	$1,004	$107,614
Shares issued, stock options			10		39			39
Shares issued, ESPP			16		176			176
Stock-based compensation			1		61			61
Shares issued, restricted stock					500			500
Tax benefit of stock-based compensation					29			29
Dividends declared						(3,056)		(3,056)
Comprehensive income:
Net income						9,423		9,423
Foreign currency translation adjustments							(3,063)	(3,063)
Unrealized loss on available-for-sale securities							(170)	(170)

Comprehensive income								6,190

Balance, July 3, 2010	—	$—	16,960	$17	$43,015	$70,750	$(2,229)	$111,553

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Six months ended
	July 3, 2010	June 27, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$9,423	$15
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,460	3,559
Loss on disposal of assets	21	1
Provision for deferred income taxes	(18)	35
Allowance for doubtful accounts	(13)	(6)
Stock-based compensation expense	540	441
Stock options income tax benefit	(29)	—
(Increase) decrease in:
Accounts receivable	(6,634)	2,033
Inventories	(1,501)	1,563
Income taxes receivable	1,485	(2,057)
Other current assets	(936)	(326)
Other assets	549	277
Increase (decrease) in:
Accounts payable	2,301	107
Accrued expenses and other liabilities	752	(200)
Taxes payable	203	—
Other noncurrent liabilities	(37)	24

Net cash provided by operating activities	9,566	5,466

Cash flows from investing activities:
Capital expenditures	(1,325)	(3,506)
Purchases of marketable securities	(11,126)	(8,133)
Proceeds from sale of marketable securities	5,390	420

Net cash used in investing activities	(7,061)	(11,219)

Cash flows from financing activities:
Repayment of debt	—	(261)
Proceeds from exercise of stock options	39	214
Proceeds from stock issued	176	—
Dividends to shareholders	(3,051)	(4,504)
Stock options income tax benefit	29	—

Net cash used in financing activities	(2,807)	(4,551)

Effect of exchange rate changes on cash and cash equivalents	(2,160)	1,066

Net decrease in cash and cash equivalents	(2,462)	(9,238)

Cash and cash equivalents, beginning of period	30,446	35,303

Cash and cash equivalents, end of period	$27,984	$26,065

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$—	$9
Income taxes	$3,406	$1,828

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 2, 2010 filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 15, 2010. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and six month periods ended July 3, 2010, are not necessarily indicative of the results that may be expected for the period ending January 1, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Net income	$6,113	$(536)	$9,423	$15
Weighted average basic shares outstanding	16,953	16,867	16,948	16,767
Basic net income per common share	$0.36	$(0.03)	$0.56	$0.00
Effect of dilutive stock options	32	32	33	30
Weighted average diluted shares outstanding	16,985	16,899	16,981	16,797
Diluted net income per common share	$0.36	$(0.03)	$0.55	$0.00

3.	STOCK-BASED COMPENSATION

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

A summary of activity under the 1996 Plan for the six months ended July 3, 2010, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Options outstanding as of January 2, 2010	16	$6.39
Granted	—
Exercised	(9)	$4.05
Forfeitures	—

Options outstanding as of July 3, 2010	7	$9.36	1.92	$96

Options exercisable as of July 3, 2010	6	$8.67	1.80	$82

All options listed above vest over three to five years with a maximum term of seven to ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for both of the six month periods ended July 3, 2010, and June 27, 2009, was $3. There were no options granted during these periods.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the six months ended July 3, 2010, and June 29, 2009, totaled $408 and $388 respectively.

The following table summarizes restricted stock activity from January 2, 2010, through July 3, 2010:

	Number of shares	Weighted average grant-date fair value

Nonvested balance at January 2, 2010	75	21.78
Granted	—	—
Vested	—	—
Forfeitures	—	—

Nonvested balance at July 3, 2010	75	21.78

The Company has $942 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of July 3, 2010. That cost is expected to be recognized over a weighted average period of 1.2 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of their annual salary in any year. Employees purchased 9,484 shares at a weighted average price of $19.46, and 14,302 shares at a weighted average price of $14.13, under the ESPP during the six months ended July 3, 2010, and June 27, 2009, respectively. The Company recognized $61 and $20 of compensation expense during the six months ended July 3, 2010, and June 27, 2009, respectively. At July 3, 2010, 530,222 shares remained available to be issued through the ESPP.

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

Directors may elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock are converted to deferred stock units. Deferred stock units are treated as liabilities. At July 3, 2010, there were 28,211 deferred stock units outstanding.

Directors were granted 5,278 and 5,218 shares for the six months ended July 3, 2010, and June 27, 2009, respectively. The Company recognized director stock compensation expense of $36 and $15 for the six months ended July 3, 2010, and June 27, 2009, respectively. The Plan authorizes the issuance of up to 180,000 shares of common stock. At July 3, 2010, 137,773 shares remained available to be issued through the Plan.

4.	RESTRICTED CASH

The restricted cash balance at July 3, 2010, consisted of $46 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K. The remaining amount of $78 relates to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

5.	INVENTORIES

	July 3, 2010	January 2, 2010

Raw materials	$3,884	$3,186
Work in process	3,147	2,420
Finished goods	2,914	2,900
Provision for slow moving inventory	(645)	(707)

Total	$9,300	$7,799

6.	GOODWILL

On July 3, 2010, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at January 2, 2010. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of July 3, 2010, no factors were identified that indicated impairment of the carrying value of the goodwill.

7.	LONG-TERM DEBT

The Company has a $35,000 revolving line of credit, collateralized by U.S. assets, with an interest rate of Libor plus 1.5% (1.848% at July 3, 2010), that comes due August 1, 2011. The Company did not have any debt outstanding for the periods ending July 3, 2010 and January 2, 2010.

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of July 3, 2010, the Company was in compliance with all debt covenants.

8.	INCOME TAXES

At July 3, 2010, the Company had an unrecognized tax benefit of $506 including accrued interest, an increase of $121 from the prior period for uncertain tax positions related to previous years. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of July 3, 2010, is not considered material to the Company’s Consolidated Financial Statements.

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

Segment information is as follows:

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated
Three Months
Ended July 3, 2010
Sales to unaffiliated customers	$25,259	$4,644	$4,669	$4,674	$—	$39,246
Intercompany sales	6,785	—	28	287	(7,100)	—
Operating income	7,005	651	911	759	(187)	9,139
Depreciation	1,320	22	102	234	—	1,678
Capital expenditures	515	48	1	92	—	656

Three Months
Ended June 27, 2009
Sales to unaffiliated customers	$12,569	$2,384	$3,445	$3,209	$—	$21,607
Intercompany sales	3,544	—	46	233	(3,823)	—
Operating income (loss)	(1,541)	124	561	123	100	(633)
Depreciation	1,365	27	130	260	—	1,782
Capital expenditures	2,205	4	24	37	—	2,270

Six Months
Ended July 3, 2010
Sales to unaffiliated customers	$44,228	$8,836	$9,368	$8,418	$—	$70,850
Intercompany sales	11,882	—	81	625	(12,588)	—
Operating income	9,875	1,277	2,028	1,095	(173)	14,102
Depreciation	2,648	44	214	484	—	3,390
Capital expenditures	1,081	113	5	125	—	1,324

Six Months
Ended June 27, 2009
Sales to unaffiliated customers	$28,189	$4,345	$7,612	$6,669	$—	$46,815
Intercompany sales	7,700	—	75	698	(8,473)	—
Operating income (loss)	(2,090)	210	1,274	576	200	170
Depreciation	2,735	53	254	493	—	3,535
Capital expenditures	3,336	27	28	115	—	3,506

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparison of the Three and Six Month Periods Ended July 3, 2010, and June 27, 2009, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense, foreign currency transaction gain/loss, and net miscellaneous income/expense.

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

The Company held available-for-sale securities with an aggregate fair value of $13,352 and $490 at July 3, 2010, and June 27, 2009, respectively. The Company, on a recurring basis, measures available-for-sale securities at fair value using quoted prices in active markets. The net unrealized holding loss amounted to $54 at July 3, 2010, and $2 at June 27, 2009. In addition, the Company reports deferred director stock units and phantom stock units as a liability. These liabilities, on a recurring basis, are measured at fair value using quoted prices in the active market. The Company’s liability was $676 and $430, at July 3, 2010, and June 27, 2009, respectively. The Company recognized a net gain related to those liabilities of $50 for the period ended July 3, 2010 and a net expense of $35 for the period ended June 27, 2009.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended July 3, 2010 and June 27, 2009.

Assets measured at fair value on a recurring basis include the following as of July 3, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	July 3, 2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$13,352	$13,352	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	July 3, 2010	(Level 1)	(Level 2)	(Level 3)

Deferred director stock units	$646	$646	$—	$—
Phantom stock units	30	30	—	—

Total	$676	$676	$—	$—

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of twelve-month shipments of hydraulic products decreased 40% and increased 8% in 2009 and 2008, respectively. The index of shipments of hydraulic products increased 56% for the three-month period ending July 3, 2010, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction in the economy. The index increased to 56.2 in June 2010 compared to 44.8 in June 2009. In July 2010, the index was 55.5. July represents the twelfth consecutive month of expansion in the manufacturing sector. The rate of growth has slowed over the last three months, but remains solidly above 50. This indicates continued expansion in the economy, albeit at a slightly slower rate of growth.

Results for the second quarter

(Dollars in millions except net income per share)

	July 3,	June 27,
	2010	2009		Increase
Three Months Ended
Net Sales	$39.2		$21.6	81%
Net Income (loss)	$6.1	-$	0.5	1320%
Net Income (loss) per share:
Basic	$0.36	-$	0.03	1300%
Diluted	$0.36	-$	0.03	1300%

Six Months Ended
Net Sales	$70.9		$46.8	51%
Net Income	$9.4		$0.0	62720%
Net Income per share:
Basic	$0.56		$0.00	62496%
Fully Diluted	$0.55		$0.00	61490%

The Company had a strong second quarter, as management had expected. The Company met its revenue estimates, came in at the top of its earnings estimates, and quickly regained its operating leverage. The second quarter results included shipments to new customers in China, North America and Europe. Some of this new business represents sizeable ongoing orders for the Company. In all cases, management believes that its efforts last year during the downturn are the foundation of securing this new business. Management believes that the Company is operating at a high rate of efficiency. On-time deliveries are being maintained with a small amount of overtime and, to date, the Company has engaged in limited hiring in key areas.

Management believes that the Company has the infrastructure and capability in place to meet demand. The Company has proven that it is agile and can flex with the business cycle. Management believes that the Company’s long term success will be the result of continued service to our existing customers, working diligently to gain new customers, and investing in employees and processes.

Outlook

Third quarter estimates reflect normal seasonality in demand levels. The Company typically has a strong second quarter followed by some softening in the third quarter and 2010 is following that same pattern. The Company is able to continue to demonstrate strong operating leverage on higher revenues.

The Company’s 2010 third quarter sales are expected to be $37 million, a 59% increase in revenue compared to the same period last year, and earnings are expected to be $0.32 to $0.34 per share compared to $0.03 per share in the same period of the prior year.

COMPARISON OF THE THREE MONTHS ENDED JULY 3, 2010 AND JUNE 27, 2009

Net Sales

Net sales were $39.2 million, an increase of $17.6 million, or 81.6%, compared to $21.6 million in 2009. There was minimal impact on sales as a result of exchange rates. The increase in net sales was primarily driven by increased demand in our end markets, which primarily include capital goods equipment. New product sales (defined as products introduced within the last five years) generally make up 10 - 15% of total sales.

North American sales increased 92.8% or $8.5 million, to $17.6 million, Asian sales increased 109.5% or $4.6 million, to $8.8 million, and European sales increased 49.1% or $3.7 million, to $11.3 million.

The U.S. reporting segment had sales of $25.3 million in the second quarter of 2010, up $12.7 million or 101.0%, compared to sales of $12.6 million during the second quarter last year. The increase was driven by demand in our end markets and the general upturn in the global economy. International sales out of the U.S. were $9.7 million during the second quarter of 2010, up 121.0% or $5.3 million, compared to $4.4 million during the second quarter last year. Significant increases in sales were noted in almost all geographic regions.

The Korean reporting segment had sales of $4.6 million during the second quarter of 2010, up $2.3 million or 94.8%, compared to sales of $2.4 million during the second quarter last year. Currency effect increased 2010 second quarter sales by approximately $0.4 million. The remaining increase is a result of efforts to expand and diversify its customer base, in addition to increased demand from existing customers.

The German reporting segment had sales of $4.7 million during the second quarter of 2010, up $1.2 million or 35.6%, compared to sales of $3.4 million during the second quarter last year. Currency effect decreased 2010 second quarter sales by approximately $0.3 million. The increase in sales was primarily related to demand within Germany and to Italy.

The U.K. reporting segment had sales of $4.7 million during the second quarter of 2010, up $1.5 million or 45.6%, compared to sales of $3.2 million during the second quarter last year. Currency effect decreased 2010 second quarter sales by approximately $0.1 million. The increase in sales was primarily related to demand within the U.K. and to Sweden, Finland, and France.

Gross Profit

Gross profit increased $9.8 million or 230.3% to $14.0 million in the second quarter of 2010, compared to $4.2 million in the second quarter last year. Gross profit as a percentage of net sales increased to 35.6% in the second quarter of 2010, compared to 19.6% in the second quarter last year.

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

Higher sales volume in the second quarter of 2010 contributed $3.5 million of the increase. The remaining increase in gross profit was attributed to productivity improvements of approximately $1.7 million, and decreases in overhead expenses as a percentage of sales of approximately $5.0 million, both of which occurred primarily in the U.S. The increase in gross profit was partially offset by higher material costs as a percent of sales of approximately $0.4 million.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses remained flat for the quarter at $4.8 million compared to the same quarter of the prior year. Increases in marketing efforts in Asia, and fringe benefit costs related to self-funded health plans in the U.S., were offset by decreases in salaries and outside services.

Operating Income (Loss)

Operating income increased $9.8 million or 1,543.8% to $9.1 million in the second quarter of 2010, compared to a loss of $0.6 million in the second quarter last year, with operating margins of 23.3% and (2.9)% for the second quarters of 2010 and 2009, respectively. Based on the Company’s structure and decisions during the downturn, the increase in sales during the second quarter of 2010 has improved operating margins across all segments. During the downturn of the prior year, the Company maintained its workforce and labor and variable overhead costs became essentially fixed. By maintaining its workforce, the Company has been able to respond to the increasing demand. As sales increase across all segments, the Company is experiencing productivity improvements and is able to leverage its overhead costs to generate higher operating income.

The U.S. reporting segment contributed $7.0 million to our consolidated operating income during the second quarter of 2010, compared to an operating loss of $1.5 million during the second quarter of 2009, an increase of $8.5 million. The increase in the U.S. operating segments is primarily related to productivity gains and leverage of its overhead costs. Productivity gains contributed $1.8 million and decreases in variable and fixed overhead costs added $5.4 million to operating income. The remaining increases in operating income were from the absorption of selling, engineering, and administrative expenses which decreased $0.1 million in whole dollars.

The Korean reporting segment contributed $0.7 million to our consolidated operating income during the second quarter of 2010 compared to $0.1 million during the second quarter last year, an increase of $0.5 million. The increase in operating income was primarily related to material costs due to the strength of the Korean Won against the U.S. Dollar for material purchases made in U.S. Dollars of $0.2 million. The increase in sales volume resulted in $0.1 million of additional operating income.

The German reporting segment contributed $0.9 million to our consolidated operating income during the second quarter of 2010 compared to $0.6 million during the second quarter last year, an increase of $0.4 million. The increase was primarily related to absorption of fixed costs which added $0.4 million to operating income. The increase in sales volume resulted in $0.1 million of additional operating income. These amounts were offset by material costs, due to the weakening of the Euro against the U.S. Dollar for material purchases made in U.S. Dollars of $0.2 million.

The U.K. reporting segment contributed $0.8 million to our consolidated operating income during the second quarter of 2010 compared to $0.1 million during the second quarter last year, an increase of $0.6 million. The increase was primarily related to absorption of fixed costs adding $0.4 million to operating income, and productivity improvements of $0.2 million. These amounts were partially offset by increased material costs of $0.1 million.

Interest Income, Net

Net interest income was $0.1 million and $0.2 million for the quarters ended July 3, 2010, and June 27, 2009, respectively. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended July 3, 2010, was $39.5 million compared to $35.3 million for the quarter ended June 27, 2009. Although average cash increased, interest income remained flat due to lower interest rates compared to the prior year.

Foreign Currency Transaction Loss, Net

Foreign currency loss was $0.1 million and $0.3 million for the quarters ended July 3, 2010, and June 27, 2009, respectively. The current year loss is primarily related to the decrease in the Korean Won against the U.S. Dollar over the quarter. The prior year period loss was due to the revaluation of assets and liabilities held in U.S. Dollars at our U.K. subsidiary.

Miscellaneous (Income) Expense, Net

There was net miscellaneous income of $0.1 million for the quarter ended July 3, 2010, compared to a net miscellaneous expense of $0.1 million for the quarter ended June 27, 2009. The amounts are primarily made up of earnings and losses from joint ventures.

Income Taxes

The provision for income taxes for the quarter ended July 3, 2010, was 34.4% of pretax income compared to 40.6% of pretax loss for the quarter ended June 27, 2009. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The prior year provision includes a tax benefit recognized in the U.S. Additionally, the current period provision was affected by discrete items related to a reserve for uncertain tax positions from previous years. Excluding these discrete items, the effective rate would have been approximately 33%.

COMPARISON OF THE SIX MONTHS ENDED JULY 3, 2010 AND JUNE 27, 2009

Net Sales

Net sales were $70.9 million in 2010, a increase of $24.0 million, or 51.3%, compared to $46.8 million in 2009. Net sales increased 48.7% excluding the effect of exchange rates. The increase in net sales was primarily driven by increased demand in our end markets, which primarily include capital goods equipment. New product sales (defined as products introduced within the last five years) generally make up 10 - 15% of total sales.

North American sales increased 48.2% or $10.2 million, to $31.4 million, Asian sales increased 101.4% or $7.8 million, to $15.5 million, and European sales increased 28.3% or $4.7 million, to $21.3 million.

The U.S. reporting segment had sales of $44.2 million in 2010, up $16.0 million or 56.9%, compared to sales of $28.2 million last year. The increase was driven by demand in our end markets and the general upturn in the global economy. International sales out of the U.S. were $16.6 million in 2010, up 82.2% or $7.5 million, compared to $9.1 million last year. Significant increases in sales were noted in almost all geographic regions.

The Korean reporting segment had sales of $8.8 million in 2010, up $4.5 million or 103.4%, compared to sales of $4.3 million last year. Currency effect increased 2010 sales by approximately $1.2 million. The remaining increase is a result of efforts to expand and diversify its customer base, in addition to increased demand from existing customers.

The German reporting segment had sales of $9.4 million in 2010, up $1.8 million or 23.1%, compared to sales of $7.6 million last year. The increase was primarily related to demand within Germany. Currency effect decreased 2010 sales by approximately $0.1 million.

The U.K. reporting segment had sales of $8.4 million in 2010, up $1.7 million or 26.2%, compared to sales of $6.7 million last year. The increase was primarily related to demand within the U.K. There was minimal impact from currency during 2010.

Gross Profit

Gross profit increased $14.3 million or 145.6% to $24.1 million, compared to $9.8 million. Gross profit as a percentage of net sales increased to 34.0% in 2010, compared to 21.0% last year.

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

Higher sales volume in 2010 contributed $5.1 million of the increase. The remaining increase in gross profit was attributed to productivity improvements of approximately $3.2 million, and decreases in overhead expenses as a percentage of sales of approximately $7.1 million, both of which occurred primarily in the U.S. The increase in gross profit was partially offset by higher material costs as a percent of sales of approximately $1.0 million.

In June 2009, the Company initiated rolling furloughs for the production workforce and a 3% salary reduction for non-production personnel. Production employees were brought back throughout the first quarter of 2010 as demand increased. In April 2010, the Company ended its employee furlough program and restored the 3% salary decrease for all U.S. employees. There was no material impact from the furlough program during 2010.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 3.7%, or $0.4 million, to $10.0 million in 2010, compared to $9.6 million last year. The increase is primarily related to marketing efforts in Asia, and fringe benefit costs related to self-funded health plans in the U.S.

Operating Income

Operating income increased $13.9 million or 8,195.3% to $14.1 million in 2010, compared to $0.2 million last year, with operating margins of 19.9% and 0.4% for 2010 and 2009, respectively. Based on the Company’s structure and decisions during the downturn, the increase in sales during 2010 has improved operating margins across all segments. During the downturn of the prior year, the Company maintained its workforce and labor and variable overhead costs became essentially fixed. By maintaining its workforce, the Company has been able to respond to the increasing demand. As sales increase across all segments, the Company is experiencing productivity improvements and is able to leverage its overhead costs to generate higher operating income.

The U.S. reporting segment contributed $9.9 million to our consolidated operating income during 2010, compared to an operating loss of $2.1 million during 2009, an increase of $12.0 million. The increase in the U.S. operating segments is primarily related to productivity gains and leverage of its overhead costs. Productivity gains contributed $3.0 million and decreases in variable and fixed overhead costs added $6.9 million to operating income. The remaining increases in operating income were primarily from absorption of selling, engineering, and administrative expenses which were relatively fixed.

The Korean reporting segment contributed $1.3 million to our consolidated operating income during 2010 compared to $0.2 million last year, an increase of $1.1 million. The increase in operating income was primarily related to material costs due to the strength of the Korean Won against the U.S. Dollar for material purchases made in U.S. Dollars, and productivity improvements totaling $0.6 million. The increase in sales volume resulted in $0.2 million of additional operating income.

The German reporting segment contributed $2.0 million to our consolidated operating income during 2010 compared to $1.3 million last year, an increase of $0.8 million. The increase was primarily due to the absorption of selling, engineering, and administrative expenses which were down $0.1 million in whole dollars. The increase in sales volume resulted in $0.3 million of additional operating income.

The U.K. reporting segment contributed $1.1 million to our consolidated operating income during 2010 compared to $0.6 million last year, a increase of $0.5 million. The increase was primarily related to productivity improvement of $0.2 million and decreased variable and fixed costs of $0.5 million. These amounts were partially offset by increased material costs of $0.4 million resulting from both product mix and a weakening British Pound against the U.S. Dollar for material purchased in U.S. Dollars.

Interest Income, Net

Net interest income was $0.3 million in 2010, and 2009. The Company currently has no outstanding debt. Total average cash and investments for the six months ended July 3, 2010, was $39.8 million compared to $34.5 million for the six months ended June 27, 2009. Although average cash increased, interest income remained flat due to lower interest rates compared to the prior year.

Foreign Currency Transaction Loss, Net

There was minimal impact to net income from foreign currency during the six months ended July 3, 2010, compared to a foreign currency loss of $0.3 million during the six months ended June 27, 2009. The prior period loss was due to the strengthening of the British Pound against the U.S. Dollar and the revaluation of assets and liabilities held in U.S. Dollars at our U.K. subsidiary in the second quarter.

Miscellaneous (Income) Expense, Net

There was net miscellaneous income of $0.1 million in 2010, compared to a net miscellaneous expense of $0.3 for 2009. The amounts primarily represent earnings and losses from joint ventures.

Income Taxes

The provision for income taxes for the six months ended July 3, 2010, was 34.9% of pretax income compared to 108.4% of pretax loss for the six months ended June 27, 2009. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The prior year provision includes a tax benefit recognized in the U.S. Additionally, the current period provision was affected by discrete items related to a reserve for uncertain tax positions from previous years. Excluding these discrete items, the effective rate would have been approximately 32.5%.

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

Cash from operations for the six months ended July 3, 2010, was $9.6 million, compared to $5.5 million for the six months ended June 27, 2009. The $4.1 million increase in the Company’s net cash flow from operations during the period was due primarily to the increase in net income of $9.4 million and from increases in accruals and taxes receivable/payable totaling $4.7 million, compared to a decrease of $2.2 million during 2009. These amounts were partially offset by increases in accounts receivable and inventories of $8.1 million compared to a decrease of $3.6 million in the prior year. Cash on hand decreased $2.5 million from $30.4 million in 2009 to $28.0 million in 2010. However, this decrease was largely the result of net purchases of marketable securities totaling $5.7 million. Days sales outstanding (DSO) were 38 and 44 at July 3, 2010, and June 27, 2009, respectively. Inventory turns increased to 10.9 as of July 3, 2010, compared to 8.3 as of June 27, 2009.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $1.3 million for the six months ended July 3, 2010, compared to $3.5 million for the six months ended June 27, 2009. Capital expenditures for the year are projected to be approximately $6.0 million.

The Company declared a quarterly dividend of $0.09 per share to shareholders of record as of June 30, 2010, payable on July 15, 2010. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

The Company uses the equity method of accounting to account for its investments in Sun China, WhiteOak and High Country Tek. The Company does not have a majority ownership in or exercise control over any of the entities. These investments were not material to the financial statements of the Company at July 3, 2010.

Seasonality

The Company generally has experienced increased sales during the second quarter of the year, largely as a result of the order patterns of our customers. As a result, the Company’s second quarter net sales, income from operations and net income historically are the highest of any quarter during the year. However, due to the economic conditions of the past year, this pattern was not evident in 2009.

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

“Risk Factors” in the Company’s Form 10-K for the year ended January 2, 2010, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended July 3, 2010. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at July 3, 2010.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4.	CONTROLS AND PROCEDURES

As of July 3, 2010, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 3, 2010, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the period ended July 3, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

Exhibit Number	Exhibit Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 10, 2010.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)