Form 10-Q
period 2010-10-02
SUN HYDRAULICS CORP
filed 2010-11-10
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

The Registrant had 17,013,962 shares of common stock, par value $.001, outstanding as of October 29, 2010.

Sun Hydraulics Corporation

INDEX

For the quarter ended October 2, 2010

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	October 2, 2010	January 2, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,815	$30,314
Restricted cash	134	132
Accounts receivable, net of allowance for doubtful accounts of $93 and $90	16,420	9,949
Inventories	9,761	7,799
Income taxes receivable	8	1,485
Deferred income taxes	575	575
Marketable securities	12,042	7,844
Other current assets	2,981	1,797

Total current assets	78,736	59,895

Property, plant and equipment, net	53,353	56,633
Other assets	2,763	3,405

Total assets	$134,852	$119,933

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,436	$2,442
Accrued expenses and other liabilities	4,044	2,475
Dividends payable	1,527	1,524

Total current liabilities	10,007	6,441

Deferred income taxes	5,185	5,191
Other noncurrent liabilities	851	687

Total liabilities	16,043	12,319

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 16,968,012 and 16,933,168 shares outstanding	17	17
Capital in excess of par value	43,388	42,210
Retained earnings	74,930	64,383
Accumulated other comprehensive income	474	1,004

Total shareholders’ equity	118,809	107,614

Total liabilities and shareholders’ equity	$134,852	$119,933

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	October 2, 2010	September 26, 2009
	(unaudited)	(unaudited)

Net sales	$38,073	$23,316

Cost of sales	24,523	17,965

Gross profit	13,550	5,351

Selling, engineering and administrative expenses	5,368	4,928

Operating income	8,182	423

Interest income, net	(195)	(146)
Foreign currency transaction loss (gain), net	14	(88)
Miscellaneous (income) expense, net	(46)	87

Income before income taxes	8,409	570

Income tax provision	2,700	16

Net income	$5,709	$554

Basic net income per common share	$0.34	$0.03

Weighted average basic shares outstanding	16,961	16,883

Diluted net income per common share	$0.34	$0.03

Weighted average diluted shares outstanding	16,993	16,917

Dividends declared per share	$0.090	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Nine months ended
	October 2, 2010	September 26, 2009
	(unaudited)	(unaudited)

Net sales	$108,923	$70,131

Cost of sales	71,270	54,968

Gross profit	37,653	15,163

Selling, engineering and administrative expenses	15,369	14,570

Operating income	22,284	593

Interest income, net	(477)	(427)
Foreign currency transaction loss, net	56	243
Miscellaneous (income) expense, net	(175)	387

Income before income taxes	22,880	390

Income tax provision (benefit)	7,747	(179)

Net income	$15,133	$569

Basic net income per common share	$0.89	$0.03

Weighted average basic shares outstanding	16,952	16,806

Diluted net income per common share	$0.89	$0.03

Weighted average diluted shares outstanding	16,985	16,837

Dividends declared per share	$0.270	$0.360

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total

Balance, January 2, 2010	—	$—	16,933	$17	$42,210	$64,383	$1,004	$107,614
Shares issued, stock options			10		44			44
Shares issued, ESPP			21		304			304
Stock-based compensation			4		186			186
Shares issued, restricted stock					612			612
Tax benefit of stock-based compensation					32			32
Dividends declared						(4,586)		(4,586)
Comprehensive income:
Net income						15,133		15,133
Foreign currency translation adjustments							(519)	(519)
Unrealized loss on available-for-sale securities							(11)	(11)

Comprehensive income								14,603

Balance, October 2, 2010	—	$—	16,968	$17	$43,388	$74,930	$474	$118,809

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended
	October 2, 2010	September 26, 2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$15,133	$569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,116	5,269
Loss on disposal of assets	22	17
Provision for deferred income taxes	(6)	25
Allowance for doubtful accounts	3	(17)
Stock-based compensation expense	798	686
Stock options income tax benefit	(32)	—
(Increase) decrease in:
Accounts receivable	(6,474)	1,800
Inventories	(1,962)	1,863
Income taxes receivable	1,509	(320)
Other current assets	(1,184)	(31)
Other assets	622	457
Increase (decrease) in:
Accounts payable	1,994	271
Accrued expenses and other liabilities	1,569	558
Other noncurrent liabilities	164	153

Net cash provided by operating activities	17,272	11,300

Cash flows from investing activities:
Capital expenditures	(2,060)	(4,549)
Purchases of marketable securities	(11,626)	(8,928)
Proceeds from sale of marketable securities	7,326	1,451

Net cash used in investing activities	(6,360)	(12,026)

Cash flows from financing activities:
Repayment of debt	—	(261)
Proceeds from exercise of stock options	44	7
Proceeds from stock issued	303	310
Dividends to shareholders	(4,583)	(6,024)
Stock options income tax benefit	32	—

Net cash used in financing activities	(4,204)	(5,968)

Effect of exchange rate changes on cash and cash equivalents	(205)	1,634

Net increase (decrease) in cash and cash equivalents	6,503	(5,060)

Cash and cash equivalents, beginning of period	30,446	35,303

Cash and cash equivalents, end of period	$36,949	$30,243

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$—	$9
Income taxes	$6,276	$116
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$—	$2,797

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 2, 2010 filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 15, 2010. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and nine month periods ended October 2, 2010, are not necessarily indicative of the results that may be expected for the period ending January 1, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2010	September 26, 2009	October 2, 2010	September 26, 2009

Net income	$5,709	$554	$15,133	$569
Weighted average basic shares outstanding	16,961	16,883	16,952	16,806
Basic net income per common share	$0.34	$0.03	$0.89	$0.03
Effect of dilutive stock options	33	34	33	31
Weighted average diluted shares outstanding	16,993	16,917	16,985	16,837
Diluted net income per common share	$0.34	$0.03	$0.89	$0.03

3.	STOCK-BASED COMPENSATION

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

A summary of activity under the 1996 Plan for the nine months ended October 2, 2010, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Options outstanding as of January 2, 2010	16	$6.39
Granted	—
Exercised	(10)	$4.20
Forfeitures	—

Options outstanding as of October 2, 2010	6	$10.01	1.78	$115

Options exercisable as of October 2, 2010	5	$9.36	1.67	$93

All options listed above vest over three to five years with a maximum term of seven to ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for both of the nine month periods ended October 2, 2010, and September 26, 2009, was $5. There were no options granted during these periods.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the nine months ended October 2, 2010, and September 26, 2009, totaled $612 and $582 respectively.

The following table summarizes restricted stock activity from January 2, 2010, through October 2, 2010:

	Number of shares	Weighted average grant-date fair value

Nonvested balance at January 2, 2010	75	21.78
Granted	—	—
Vested	—	—
Forfeitures	—	—

Nonvested balance at October 2, 2010	75	21.78

The Company has $738 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of October 2, 2010. That cost is expected to be recognized over a weighted average period of .90 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of their annual salary in any year. Employees purchased 15,361 shares at a weighted average price of $19.73, and 22,270 shares at a weighted average price of $13.92, under the ESPP during the nine months ended October 2, 2010, and September 26, 2009, respectively. The Company recognized $79 and $55 of compensation expense during the nine months ended October 2, 2010, and September 26, 2009, respectively. At October 2, 2010, 524,345 shares remained available to be issued through the ESPP.

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

Directors may elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock are converted to deferred stock units. Deferred stock units are treated as liabilities. At October 2, 2010, there were 29,738 deferred stock units outstanding.

Directors were granted 7,892 and 7,971 shares for the nine months ended October 2, 2010, and September 26, 2009, respectively. The Company recognized director stock compensation expense of $277 and $213 for the nine months ended October 2, 2010, and September 26, 2009, respectively. The Plan authorizes the issuance of up to 180,000 shares of common stock. At October 2, 2010, 135,160 shares remained available to be issued through the Plan.

4.	RESTRICTED CASH

The restricted cash balance at October 2, 2010, consisted of $48 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K. The remaining amount of $86 relates to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

5.	INVENTORIES

	October 2, 2010	January 2, 2010

Raw materials	$4,190	$3,186
Work in process	3,188	2,420
Finished goods	3,103	2,900
Provision for slow moving inventory	(720)	(707)

Total	$9,761	$7,799

6.	GOODWILL

On October 2, 2010, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at January 2, 2010. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of October 2, 2010, no factors were identified that indicated impairment of the carrying value of the goodwill.

7.	LONG-TERM DEBT

The Company has a $35,000 revolving line of credit, collateralized by U.S. assets, with an interest rate of Libor plus 1.5% (1.757% at October 2, 2010), that comes due August 1, 2011. The Company did not have any debt outstanding for the periods ending October 2, 2010 and January 2, 2010.

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of October 2, 2010, the Company was in compliance with all debt covenants.

8.	INCOME TAXES

At October 2, 2010, the Company had an unrecognized tax benefit of $506 including accrued interest for uncertain tax positions related to previous years. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of October 2, 2010, is not considered material to the Company’s Consolidated Financial Statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2004 for the majority of tax jurisdictions.

The Company’s federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2004 through 2007. The IRS proposed a significant adjustment to the Company’s research and development tax credit position. Management has disagreed with the proposed adjustment and believes sufficient evidence is available to defend the position. To date, there have not been any other significant proposed adjustments that have not been accounted for in the Company’s financial statements.

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

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated

Three Months Ended October 2, 2010
Sales to unaffiliated customers	$23,668	$3,315	$5,402	$5,688	$—	$38,073
Intercompany sales	6,873	—	37	311	(7,221)	—
Operating income	5,636	378	1,061	1,028	79	8,182
Depreciation	1,243	21	107	242	—	1,613
Capital expenditures	631	28	15	62	—	736

Three Months Ended September 26, 2009
Sales to unaffiliated customers	$13,890	$2,621	$3,429	$3,376	$—	$23,316
Intercompany sales	3,881	—	43	217	(4,141)	—
Operating income (loss)	(340)	193	498	24	48	423
Depreciation	1,284	27	125	268	—	1,704
Capital expenditures	961	4	9	69	—	1,043

Nine Months Ended October 2, 2010
Sales to unaffiliated customers	$67,896	$12,151	$14,770	$14,106	$—	$108,923
Intercompany sales	18,755	—	118	936	(19,809)	—
Operating income	15,511	1,655	3,088	2,122	(92)	22,284
Depreciation	3,891	66	320	727	—	5,004
Capital expenditures	1,712	141	20	187	—	2,060

Nine Months Ended September 26, 2009
Sales to unaffiliated customers	$42,078	$6,966	$11,041	$10,046	$—	$70,131
Intercompany sales	11,581	—	118	915	(12,614)	—
Operating income (loss)	(2,430)	403	1,772	600	248	593
Depreciation	4,018	80	379	762	—	5,239
Capital expenditures	4,297	31	37	184	—	4,549

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparison of the Three and Nine Month Periods Ended October 2, 2010, and September 26, 2009, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense, foreign currency transaction gain/loss, and net miscellaneous income/expense.

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

The Company held available-for-sale securities with an aggregate fair value of $12,042 and $765 at October 2, 2010, and September 26, 2009, respectively. The Company, on a recurring basis, measures available-for-sale securities at fair value using quoted prices in active markets. The net unrealized holding gain amounted to $105 at October 2, 2010, and a loss of $2 at September 26, 2009. In addition, the Company reports deferred director stock units and phantom stock units as a liability. These liabilities, on a recurring basis, are measured at fair value using quoted prices in the active market. The Company’s liability was $907 and $604, at October 2, 2010, and September 26, 2009, respectively. The Company recognized expense related to those liabilities of $228 and $150, for the quarters ended October 2, 2010 and September 26, 2009, respectively.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended October 2, 2010 and September 26, 2009.

Assets measured at fair value on a recurring basis include the following as of October 2, 2010:

		Fair Value Measurements at Reporting Date Using
Description	October 2, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$12,042	$12,042	$—	$—

		Fair Value Measurements at Reporting Date Using
Description	October 2, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Deferred director stock units	$861	$861	$—	$—
Phantom stock units	46	46	—	—

Total	$907	$907	$—	$—

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

On October 28, 2010, the Company announced that its Board of Directors had elected to issue a $0.50 per share dividend to shareholders. The dividend is payable on November 30, 2010 to shareholders of record as of November 15, 2010. The special dividend totals approximately $8.5 million.

Sun’s strong financial position and ability to generate cash allowed it to reward its shareholders with this one-time special dividend. In consideration of the timing of this declaration, the Board took into account potential upcoming changes in dividend tax rates.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of twelve-month shipments of hydraulic products decreased 40% and increased 8% in 2009 and 2008, respectively. The index of shipments of hydraulic products increased 68% for the three-month period ending October 2, 2010, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction in the economy. The index increased to 54.4 in September 2010 compared to 52.6 in September 2009. In October 2010, the index was 56.9, which represents the fifteenth consecutive month of expansion in the manufacturing sector. New orders and production made significant gains during the month. The PMI index, solidly above 50, indicates continued expansion in the manufacturing sector.

Results for the third quarter

(Dollars in millions except net income per share)

	October 2,	September 26,
	2010	2009	Increase

Three Months Ended
Net Sales	$38.1	$23.3	64%
Net Income	$5.7	$0.6	850%
Net Income per share:
Basic	$0.34	$0.03	1033%
Diluted	$0.34	$0.03	1033%

Nine Months Ended
Net Sales	$108.9	$70.1	55%
Net Income	$15.1	$0.6	2417%
Net Income per share:
Basic	$0.89	$0.03	2867%
Fully Diluted	$0.89	$0.03	2867%

Business continued to rebound in all geographic regions in the third quarter. Sun continues to service new customers in all regions, which is great for its long-range outlook. Traditional segments that have been slow to recover appear to be regaining momentum, which bolsters the Company’s short- and mid-term outlook. The moderate softening experienced in the third quarter was normal seasonal demand.

Management is extremely pleased with how quickly the Company regained its operating leverage in 2010. This is the result of actions taken in late 2008 and throughout 2009 to retain and educate our workforce and invest in capabilities as well as prospecting for customers. Sun is currently operating at a level similar to 2006, but 2010 earnings will be 25% better than 2006. Management expects 2011 to look a lot like 2007, also with the potential for stronger operational results. Third quarter 2010 earnings included a year-to-date retirement benefit adjustment which was not planned for in our previous third quarter estimates. Without this adjustment, earnings per share would have been 38 cents.

The long-term outlook remains bright for Sun Hydraulics. The core business drivers are unchanged with an emphasis on delivery reliability and superior product and customer service performance. Management expects to continue to outgrow the industry by both creating new markets and gaining market share. Management believes the result will be better than average returns for shareholders.

Outlook

Fourth quarter 2010 revenues are expected to be approximately $38 million, up approximately 39% from the fourth quarter of 2009. Earnings per share are estimated to be $0.34 to 0.36 compared to $0.08 in the same period a year ago.

2010 year-end sales are estimated to be approximately $147 million, an approximately 51% increase over 2009 sales. Earnings per share for 2010 are estimated to be $1.23 to $1.25, compared to $0.11 in 2009.

Sun’s prior year fourth quarter results were based on a 14-week quarter resulting in a 53-week year for 2009.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 2, 2010 AND SEPTEMBER 26, 2009

Net Sales

Net sales were $38.1 million, an increase of $14.8 million, or 63.3%, compared to $23.3 million in 2009. The increase in net sales was primarily driven by increased demand in our end markets, which primarily include capital goods equipment. A price increase, effective July 1, 2010, contributed approximately 2 to 3% to sales. The change in exchange rates had a negative impact on sales of approximately $0.6 million. New product sales (defined as products introduced within the last five years) generally make up 10 - 15% of total sales.

North American sales increased 62.6% or $6.6 million, to $17.1 million, Asian sales increased 54.7% or $2.4 million, to $6.8 million, and European sales increased 67.1% or $5.1 million, to $12.7 million.

The U.S. reporting segment had sales of $23.7 million in the third quarter of 2010, up $9.8 million or 70.4%, compared to sales of $13.9 million during the third quarter last year. The increase was driven by demand in our end markets and the general upturn in the global economy. International sales out of the U.S. were $8.6 million during the third quarter of 2010, up 104.0% or $4.4 million, compared to $4.2 million during the third quarter last year. Significant increases in sales were noted in almost all geographic regions.

The Korean reporting segment had sales of $3.3 million during the third quarter of 2010, up $0.7 million or 26.5%, compared to sales of $2.6 million during the third quarter last year. Currency effect increased 2010 third quarter sales by approximately $0.1 million. The remaining increase was the result of efforts to expand and diversify the customer base, in addition to increased demand from existing customers.

The German reporting segment had sales of $5.4 million during the third quarter of 2010, up $2.0 million or 57.6%, compared to sales of $3.4 million during the third quarter last year. Currency effect decreased 2010 third quarter sales by approximately $0.6 million. The increase in sales was primarily related to demand within Germany and from Austria and Italy.

The U.K. reporting segment had sales of $5.7 million during the third quarter of 2010, up $2.3 million or 68.5%, compared to sales of $3.4 million during the third quarter last year. Currency effect decreased 2010 third quarter sales by approximately $0.2 million. The increase in sales was primarily related to demand within the U.K. and from Sweden, Finland, and France.

Gross Profit

Gross profit increased $8.2 million or 153.2% to $13.6 million in the third quarter of 2010, compared to $5.4 million in the third quarter last year. Gross profit as a percentage of net sales increased to 35.6% in the third quarter of 2010, compared to 22.9% in the third quarter last year.

During the downturn of the prior year, the Company maintained its workforce and labor and variable overhead costs became essentially fixed. By maintaining its workforce, the Company has been able to respond to the increasing demand. As sales increased across all segments, the Company has experienced productivity improvements and was able to leverage its overhead costs to generate higher gross profit.

Higher sales volume in the third quarter of 2010 contributed $3.2 million of the increase. Decreases in overhead expenses as a percentage of sales added approximately $3.3 million to gross profit, which occurred primarily in the U.S. The remaining increase in gross profit was attributed to a price increase in July 2010, of approximately $1.0 million and productivity improvements of approximately $0.6 million. The increase in gross profit was partially offset by additional retirement benefit costs of approximately $1.0 million.

In June 2009, the Company initiated rolling furloughs for the production workforce and a 3% salary reduction for non-production personnel. Production employees were brought back throughout the first quarter of 2010 as demand increased. In April 2010, the Company ended its employee furlough program and restored the 3% salary decrease for all U.S. employees. The prior year period includes cost savings of approximately $0.7 million in the third quarter.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 8.9%, or $0.4 million, to $5.4 million in 2010, compared to $4.9 million last year. The change is related to additional retirement benefits primarily in the U.S. and marketing efforts in Asia.

Operating Income

Operating income increased $7.8 million or 1,834.3% to $8.2 million in the third quarter of 2010, compared to $0.4 million in the third quarter last year, with operating margins of 21.5% and 1.8% for the third quarters of 2010 and 2009, respectively. Based on the Company’s structure and decisions made during the downturn, the increase in sales during the third quarter of 2010 has improved operating margins across all segments. During the downturn of the prior year, the Company maintained its workforce and labor and variable overhead costs became essentially fixed. By maintaining its workforce, the Company has been able to respond to the increasing demand. As sales increase across all segments, the Company is experiencing productivity improvements and is able to leverage its overhead costs to generate higher operating income.

The U.S. reporting segment contributed $5.6 million to our consolidated operating income during the third quarter of 2010, compared to an operating loss of $0.3 million during the third quarter of 2009. This increase of $5.9 million in the U.S. operating segment was primarily related to productivity gains and leverage of its overhead costs. Productivity gains contributed $0.6 million and decreases in variable and fixed overhead costs added $3.6 million to operating income. The remaining increases in operating income were from the absorption of selling, engineering, and administrative expenses which decreased $2.0 million as a percent of sales.

The Korean reporting segment contributed $0.4 million to our consolidated operating income during the third quarter of 2010 compared to $0.2 million during the third quarter last year, an increase of $0.2 million. The increase in operating income was primarily related to material costs due to the strength of the Korean Won against the U.S. Dollar for material purchases made in U.S. Dollars of $0.2 million.

The German reporting segment contributed $1.1 million to our consolidated operating income during the third quarter of 2010 compared to $0.5 million during the third quarter last year, an increase of $0.6 million. The increase was primarily related to absorption of fixed costs which added $0.4 million to operating income. The increase in sales volume resulted in $0.3 million of additional operating income.

These amounts were offset by material costs, due to the weakening of the Euro against the U.S. Dollar for material purchases made in U.S. Dollars of $0.2 million.

The U.K. reporting segment contributed $1.0 million to our consolidated operating income during the third quarter of 2010 compared to minimal income during the third quarter last year, an increase of $1.0 million. The increase was primarily related to absorption of fixed costs adding $0.8 million to operating income, and productivity improvements of $0.3 million. These amounts were partially offset by increased material costs of $0.2 million.

Interest Income, Net

Net interest income was $0.2 million and $0.1 million for the quarters ended October 2, 2010, and September 26, 2009, respectively. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended October 2, 2010, was $45.1 million compared to $35.7 million for the quarter ended September 26, 2009.

Foreign Currency Transaction Loss (Gain), Net

Foreign currency loss was minimal for the quarter ended October 2, 2010 compared to a gain of $0.1 million for the quarter ended September 26, 2009. The current year loss is primarily related to the revaluation of assets and liabilities held in U.S. Dollars at our U.K. subsidiary.

Miscellaneous (Income) Expense, Net

There was net miscellaneous income of $0.1 million for the quarter ended October 2, 2010, compared to a net miscellaneous expense of $0.1 million for the quarter ended September 26, 2009, reflecting primarily earnings and losses from joint ventures.

Income Taxes

The provision for income taxes for the quarter ended October 2, 2010, was 32.1% of pretax income compared to 2.8% for the quarter ended September 26, 2009. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The prior year provision included a tax benefit recognized in the U.S.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 2, 2010 AND SEPTEMBER 26, 2009

Net Sales

Net sales were $108.9 million in 2010, an increase of $38.8 million, or 55.3%, compared to $70.1 million in 2009. Net sales increased 54.4% excluding the effect of exchange rates. The increase in net sales was primarily driven by increased demand in our end markets, which primarily include capital goods equipment. A price increase, effective July 1, 2010, contributed less than 1% to sales for the year. New product sales (defined as products introduced within the last five years) generally make up 10 - 15% of total sales.

North American sales increased 53.0% or $16.8 million, to $48.5 million, Asian sales increased 84.4% or $10.2 million, to $22.3 million, and European sales increased 40.5% or $9.8 million, to $34.0 million.

The U.S. reporting segment had sales of $67.9 million in 2010, up $25.8 million or 61.4%, compared to sales of $42.1 million last year. The increase was driven by demand in our end markets and the general upturn in the global economy. International sales out of the U.S. were $25.2 million in 2010, up 89.1% or $11.9 million, compared to $13.3 million last year. Significant increases in sales were noted in almost all geographic regions.

The Korean reporting segment had sales of $12.2 million in 2010, up $5.2 million or 74.4%, compared to sales of $7.0 million last year. Currency effect increased 2010 sales by approximately $1.3 million. The remaining increase is a result of efforts to expand and diversify its customer base, in addition to increased demand from existing customers.

The German reporting segment had sales of $14.8 million in 2010, up $3.8 million or 33.8%, compared to sales of $11.0 million last year. The increase was primarily related to demand within Germany. Currency effect decreased 2010 sales by approximately $0.6 million.

The U.K. reporting segment had sales of $14.1 million in 2010, up $4.1 million or 40.4%, compared to sales of $10.0 million last year. The increase was primarily related to demand within the U.K. and to Sweden. Currency effect decreased 2010 sales by approximately $0.2 million.

Gross Profit

Gross profit increased $22.5 million or 148.3% to $37.7 million, compared to $15.2 million. Gross profit as a percentage of net sales increased to 34.6% in 2010, compared to 21.6% last year.

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

Higher sales volume in 2010 contributed $8.1 million of the increase. The remaining increase in gross profit was attributed to productivity improvements of approximately $3.8 million, and decreases in overhead expenses as a percentage of sales of approximately $10.5 million, both of which occurred primarily in the U.S. A price increase in July 2010 added approximately $1.0 million to gross profit. The increase in gross profit was partially offset by higher material costs as a percent of sales of approximately $0.9 million and additional retirement benefit costs of approximately $1.0 million.

In June 2009, the Company initiated rolling furloughs for the production workforce and a 3% salary reduction for non-production personnel. Production employees were brought back throughout the first quarter of 2010 as demand increased. In April 2010, the Company ended its employee furlough program and restored the 3% salary decrease for all U.S. employees. There was no material impact from the furlough program during 2010. The prior year period includes cost savings of approximately $0.9 million in the third quarter.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 5.5%, or $0.8 million, to $15.4 million in 2010, compared to $14.6 million last year. The increase is primarily related to marketing efforts in Asia, and fringe benefit costs related to self-funded health plans in the U.S. and additional retirement benefits primarily in the U.S.

Operating Income

Operating income increased $21.7 million or 3,657.8% to $22.3 million in 2010, compared to $0.6 million last year, with operating margins of 20.5% and 0.8% for 2010 and 2009, respectively. Based on the Company’s structure and decisions during the downturn, the increase in sales during 2010 has improved operating margins across all segments. During the downturn of the prior year, the Company maintained its workforce and labor and variable overhead costs became essentially fixed. By maintaining its workforce, the Company has been able to respond to the increasing demand. As sales increase across all segments, the Company is experiencing productivity improvements and is able to leverage its overhead costs to generate higher operating income.

The U.S. reporting segment contributed $15.5 million to our consolidated operating income during 2010, compared to an operating loss of $2.4 million during 2009, an increase of $17.9 million. The increase in the U.S. operating segments is primarily related to productivity gains and leverage of its overhead costs. Productivity gains contributed $3.7 million and decreases in variable and fixed overhead costs added $10.5 million to operating income. The remaining increases in operating income were primarily from absorption of selling, engineering, and administrative expenses.

The Korean reporting segment contributed $1.7 million to our consolidated operating income during 2010 compared to $0.4 million last year, an increase of $1.3 million. The increase in operating income was primarily related to material costs due to the strength of the Korean Won against the U.S. Dollar for material purchases made in U.S. Dollars, and productivity improvements totaling $0.7 million. The increase in sales volume resulted in $0.3 million of additional operating income.

The German reporting segment contributed $3.1 million to our consolidated operating income during 2010 compared to $1.8 million last year, an increase of $1.3 million. The increase was primarily due to the absorption of selling, engineering, and administrative expenses which were down $0.1 million in whole dollars. The increase in sales volume resulted in $0.6 million of additional operating income. These amounts were offset by material costs, due to the weakening of the Euro against the U.S. Dollar for material purchases made in U.S. Dollars of $0.3 million.

The U.K. reporting segment contributed $2.1 million to our consolidated operating income during 2010 compared to $0.6 million last year, an increase of $1.5 million. The increase was primarily related to productivity improvement of $0.5 million and decreased variable and fixed costs of $1.0 million. The increase in sales volume resulted in $0.2 million of additional operating income. These amounts were partially offset by increased material costs of $0.6 million.

Interest Income, Net

Net interest income was $0.5 million in 2010 compared to $0.4 in 2009. The Company currently has no outstanding debt. Total average cash and investments for the nine months ended October 2, 2010, was $43.6 million compared to $36.5 million for the nine months ended September 26, 2009. Although average cash increased, interest income remained relatively flat due to lower interest rates compared to the prior year.

Foreign Currency Transaction Loss, Net

There was minimal impact to net income from foreign currency during the nine months ended October 2, 2010, compared to a foreign currency loss of $0.2 million during the nine months ended September 26, 2009. The prior period loss was due to the strengthening of the British Pound against the U.S. Dollar and the revaluation of assets and liabilities held in U.S. Dollars at our U.K. subsidiary in the third quarter.

Miscellaneous (Income) Expense, Net

There was net miscellaneous income of $0.2 million in 2010, compared to a net miscellaneous expense of $0.4 for 2009. The amounts primarily represent earnings and losses from joint ventures.

Income Taxes

The provision for income taxes for the nine months ended October 2, 2010, was 33.9% of pretax income compared to a benefit of 45.9% for the nine months ended September 26, 2009. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The prior year provision includes a tax benefit recognized in the U.S. Additionally, the current period provision was affected by discrete items related to a reserve for uncertain tax positions from previous years. Excluding these discrete items, the effective rate would have been approximately 32.3%.

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

Cash from operations for the nine months ended October 2, 2010, was $17.3 million, compared to $11.3 million for the nine months ended September 26, 2009. The $6.0 million increase in the Company’s net cash flow from operations during the period was due primarily to the increase in net income of $14.6 million and from increases in accruals and taxes receivable/payable totaling $5.1 million, compared to an increase of $0.5 million during 2009. These amounts were partially offset by increases in accounts receivable and inventories of $8.4 million compared to a decrease of $3.7 million in the prior year. Cash on hand increased $6.5 million from $30.4 million in 2009 to $36.9 million in 2010. In addition, the Company had net purchases of marketable securities totaling $4.3 million. Days sales outstanding (DSO) were 39 and 42 at October 2, 2010, and September 26, 2009, respectively. Inventory turns increased to 10.0 as of October 2, 2010, compared to 8.9 as of September 26, 2009.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $2.1 million for the nine months ended October 2, 2010, compared to $4.5 million for the nine months ended September 26, 2009. Capital expenditures for the year are projected to be approximately $5.0 million.

The Company declared a quarterly dividend of $0.09 per share to shareholders of record as of September 30, 2010, payable on October 15, 2010. In October, the Company’s Board of Directors declared a special dividend of $0.50 per share to shareholders of record as of November 15, 2010, payable on November 30, 2010. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

The Company uses the equity method of accounting to account for its investments in Sun China, WhiteOak and High Country Tek. The Company does not have a majority ownership in or exercise control over any of the entities. These investments were not material to the financial statements of the Company at October 2, 2010.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended January 2, 2010, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended October 2, 2010. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at October 2, 2010.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES

As of October 2, 2010, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 2, 2010, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the period ended October 2, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 10, 2010.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal
Financial and Accounting Officer)