Form 10-K
period 2011-01-01
SUN HYDRAULICS CORP
filed 2011-03-09
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or shorter period in which the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq Stock Market, LLC, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $291,479,157.

As of February 25, 2011, there were 17,020,949 shares of common stock outstanding.

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

The Company has operations in the United States, England, Germany, France, Korea, China and India (the Chinese operation is a representative office, see Note 18 to the Financial Statements for subsequent events, and the Indian operation is a Liaison office). Products are sold primarily through independent authorized distributors who often act as system integrators by supplying complete hydraulic systems to OEMs. Sun Hydraulics’ foreign operations sometimes deal directly with customers in addition to managing independent distributors in their respective geographic regions.

In 2010, 45% of consolidated sales went to customers in the Americas, 32% to customers in Europe, the Middle East and Africa, and 22% to customers in the Asia/Pacific Region. In 2010, sales to any single customer or distributor did not exceed 7%.

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

Capitalize on Integrated Package Opportunities. Sun Hydraulics designs and manufactures integrated packages which incorporate the Company’s screw-in cartridge valves. To support this effort, the Company is able to design and manufacture manifolds at its operations in Sarasota, Florida, and Kansas City, Kansas, USA, Coventry, England, Erkelenz, Germany, and Seoul, Korea. Some of the Company’s distributors also design and manufacture integrated packages which contain the Company’s screw-in cartridge valves. Sun Hydraulics encourages competitive manifold manufacturers to utilize the Company’s screw-in cartridge valves in their integrated package designs. The Company believes that customer requirements in the future will be for integrated packages more so than isolated components.

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

The Company continually reviews all of its suppliers to improve the quality of incoming parts and to assess opportunities for better control of both price and quality. The Company’s quality systems at the U.S. facilities are in compliance with ISO 9001:2008 for design and manufacture of steel cartridge valves, aluminum and ferrous manifolds for hydraulic systems. Those in the U.K. are certified to ISO 9001:2008 for the design and manufacture of aluminum and ferrous manifold bodies, hydraulic control valves and cartridge valves. Those in Germany are certified to ISO 9001:2008 for the design, distribution and manufacturing of hydraulic components for mobile and industrial applications. Those in Korea are certified to ISO 9001:2000 and 14001:2004 for the design, development, production servicing of hydraulic valves.

Sales and Marketing

Sun Hydraulics products are sold globally, primarily through independent fluid power distributors. Technical support is provided by each of the Company’s operations (Florida, Kansas, England, Germany, France, Korea, India and China).

The Company currently has 87 distributors, 66 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2010, sales to the Company’s largest distributor represented less than 7% of net sales.

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

Employees

As of January 1, 2011, Sun Hydraulics had 618 full-time employees in the United States, 66 in England, 33 in Germany, 3 in France, 32 in Korea, 2 in India and 1 in China. Over 90% of its employees are engaged in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company’s operating units, and management believes that relations with its employees are good. Employees are paid either hourly or with an annual salary at rates that are competitive with other companies in the industry and geographic areas in which they operate. Management believes that Sun Hydraulics’ culture, competitive salaries and wages, above average health and retirement plans, and a safe and pleasant working environment discourages employee turnover and encourages efficient, high-quality production. Nevertheless, due to the nature of the Company’s manufacturing business, it is sometimes difficult to attract skilled personnel. (see Risk Factors: We are dependent upon key employees and skilled personnel.)

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

Sales in our industry are subject to economic cycles. The capital goods industry in general, and the hydraulic industry in particular, are subject to economic cycles, which directly affect customer orders, lead times and sales volume. Economic downturns generally have a material adverse effect on our business and results of operations, as they did in 2009. Economic up cycles, similar to that of 2010, provide a context where demand for capital goods is stimulated, creating increased demand for the products we produce. In the future, continued weakening or improvement in the economy will directly affect orders and influence results of operations.

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

We are subject to risks relating to international sales. In 2010, approximately 61% of our net sales were outside of the United States. International sales have continued to represent a greater proportion of our consolidated sales. We will continue to expand the scope of operations outside the United States, both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions, and, particularly in emerging economies, potential political and economic instability and regional conflicts. Furthermore, our international operations generate sales in a number of foreign currencies, particularly British pounds, the Euro, and the Korean Won. Therefore, our financial condition and results of operations can be affected by fluctuations in exchange rates between the United States dollar and these currencies. Any or all of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to control by certain shareholders and management. Christine L. Koski, the daughter of the deceased founder of the Company, Robert E. Koski, is a member of the board of directors. She, along with other family members, own or control approximately 22% of the outstanding shares of our common stock. Accordingly, the members of the Koski family have the ability to influence significantly the election of our directors and the outcome of certain corporate actions requiring shareholder approval, and to influence our business. Such influence could preclude any acquisition of the Company and could adversely affect the price of our common stock. Our directors and executive officers as a group beneficially own or control approximately 20% of the outstanding shares of our common stock.

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

Both facilities in Florida are encumbered by a revolving line of credit, which matures on August 1, 2011. Monthly payment of interest only is due on the revolving line of credit, with a variable interest rate based upon the Company’s leverage ratio. At January 1, 2011, there was no outstanding balance on the line of credit.

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

ITEM 4. RESERVED

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

	High	Low	Dividends
			declared
2010
First quarter	$29.530	$20.860	0.090
Second quarter	31.600	22.900	0.090
Third quarter	28.950	22.300	0.090
Fourth quarter	38.400	27.560	0.590
2009
First quarter	$19.610	$10.590	$0.180
Second quarter	19.000	13.930	0.090
Third quarter	22.170	15.050	0.090
Fourth quarter	27.840	19.060	0.090

Holders

There were 127 shareholders of record of Common Stock on February 25, 2011. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 12,000 beneficial owners of Common Stock.

Dividends

Quarterly dividends were paid on the 15th day of each month following the date of declaration. Additionally, the Company declared a one-time special cash dividend of $0.50 per share in 2010 and a shared distribution cash dividend of $0.09 per share in 2009. The 2010 special cash dividend was paid on November 30, 2010, to shareholders of record as of November 15, 2010. The 2009 shared distribution cash dividend was paid on March 31, 2009, to shareholders of record as of March 15, 2009. The Company’s board of directors has also declared a shared distribution cash dividend of $0.11 per share, payable on March 31, 2011, to shareholders of record as of March 15, 2011.

The Company’s board of directors currently intends to continue to pay a quarterly dividend of at least $0.09 per share during 2011. However, the declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its stock during the fourth quarter of 2010.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Sun Hydraulics Corporation, the Russell 2000 Index, the Value Line Machinery Industry Group and the Morningstar Diversified Industrials Industry Group, from December 31, 2005, to January 1, 2011, assuming $100 invested in each on December 31, 2005. Total return assumes reinvestment of any dividends for all companies considered within the comparison. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/31/05	12/30/06	12/29/07	12/27/08	1/2/10	1/1/11

Sun Hydraulics Corporation	100.00	108.22	201.57	146.35	219.72	325.42
Russell 2000	100.00	118.37	117.39	73.58	98.11	124.46
Value Line Machinery Industry Group	100.00	119.96	161.66	80.16	119.07	180.98
Morningstar Diversified Industrials Industry Group	100.00	113.14	136.00	67.50	86.24	94.52

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

	Year Ended
	Jan 1, 2011	Jan 2, 2010	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006

		(in thousands except per share data)
Statement of Operations:
Net sales	$150,695	$97,393	$178,278	$167,374	$142,282
Gross profit	52,343	21,957	59,117	54,850	43,932
Operating income	31,039	2,143	36,377	33,635	25,051
Income before income taxes	31,643	2,017	37,729	34,371	24,903

Net income	$21,400	$1,856	$25,735	$22,131	$16,223

Basic net income per common share	$1.26	$0.11	$1.55	$1.35	$0.99
Diluted net income per common share	$1.26	$0.11	$1.55	$1.34	$0.99

Dividends per common share	$0.86	$0.45	$0.45	$0.34	$0.27

Other Financial Data:
Depreciation and amortization	$6,873	$6,968	$7,096	$6,341	$5,849
Capital expenditures	3,856	5,096	10,874	12,591	9,525

Balance Sheet Data:
Cash and cash equivalents	$33,337	$30,446	$35,303	$19,337	$9,497
Working capital	66,150	53,454	50,217	36,198	24,015
Total assets	132,034	119,933	122,385	110,780	87,185
Total debt	—	—	272	701	1,072
Shareholders’ equity	115,024	107,614	106,556	91,882	70,800

Quarterly Results of Operations

(unaudited, in thousands)

	For the Quarter Ended
	Jan 1, 2011	Oct 2, 2010	Jul 3, 2010	Apr 3, 2010

Net sales	$41,772	$38,073	$39,246	$31,605
Gross profit	14,689	13,550	13,984	10,120
Operating income	8,754	8,182	9,139	4,964
Income before income taxes	8,762	8,409	9,323	5,148
Net income	$6,267	$5,709	$6,113	$3,311

Basic net income per common share	$0.37	$0.34	$0.36	$0.20
Diluted net income per common share	$0.37	$0.34	$0.36	$0.20

	For the Quarter Ended
	Jan 2, 2010	Sep 26, 2009	Jun 27, 2009	Mar 28, 2009

Net sales	$27,262	$23,316	$21,607	$25,208
Gross profit	6,793	5,351	4,234	5,579
Operating income	1,549	423	(633)	804
Income before income taxes	1,626	570	(901)	722
Net income (loss)	$1,286	$554	($536)	$552

Basic net income (loss) per common share	$0.08	$0.03	$(0.03)	$0.03
Diluted net income (loss) per common share	$0.08	$0.03	$(0.03)	$0.03

	For the Quarter Ended
	Dec 27, 2008	Sep 27, 2008	Jun 28, 2008	Mar 29, 2008

Net sales	$32,936	$44,771	$51,563	$49,008
Gross profit	8,210	14,738	19,075	17,094
Operating income	2,674	9,281	13,283	11,139
Income before income taxes	3,154	9,768	13,341	11,465
Net income	$2,480	$6,657	$8,908	$7,690

Basic net income per common share	$0.15	$0.40	$0.54	$0.46
Diluted net income per common share	$0.15	$0.40	$0.54	$0.46

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned subsidiaries and independent distributors. Sales outside the United States for the year ended January 1, 2011, were approximately 61% of total net sales.

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

Industry Conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 42% in 2010, after a decrease of 40% in 2009 and an increase of 8% in 2008.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). A PMI above 50 indicates economic expansion in the manufacturing sector and when below 50, it indicates economic contraction. The index increased to 58.5 in December 2010, from 56.4 in December 2009. The index has remained above 50 since August 2009. The report in February 2011 indicates continuing strong performance in the manufacturing sector with an index at 61.4, its highest level since 2004. New orders and production, driven by strength in exports in particular, continue to drive the composite index. Management believes these are very positive signs for the Company’s business in 2011.

Results for the 2010 fiscal year

(Dollars in millions except net income per share)

	January 1,	January 2,
	2011	2010	Increase

Twelve Months Ended
Net Sales	$150.7	$97.4	55%
Net Income	$21.4	$1.9	1026%
Net Income per share:
Basic	$1.26	$0.11	1045%
Diluted	$1.26	$0.11	1045%

Three Months Ended
Net Sales	$41.8	$27.3	53%
Net Income	$6.3	$1.3	385%
Net Income per share:
Basic	$0.37	$0.08	363%
Diluted	$0.37	$0.08	363%

Business activity in 2010 rebounded more quickly than management had anticipated. The Company has been able to keep up with the steadily increasing demand, while realizing substantial productivity improvements, thanks in large part to maintaining and investing in its workforce readiness throughout the downturn. The operational efficiency of the Company is demonstrated by its strong earnings numbers.

Generally, the Company’s second quarter is its strongest, but business expanded in the fourth quarter, resulting in its highest revenue and earnings quarter of the year. That expansion has continued into the first quarter, as some of the Company’s traditional markets gain strength. Sales in 2010 were buoyed by new customers around the world. Traditional markets like mining, construction and aerial work platforms appear to be gaining strength, which management believes is a good indication for 2011.

The macroeconomic outlook is robust, the PMI continues to expand and all signals are positive. As capital goods industries remain strong, management believes Sun will continue to grow and earnings will continue to rise. The Company has a very strong first quarter forecast, and expects to remain busy.

Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy. The Company ended 2010 with cash and investments of $45.0 million, up $6.7 million from the previous year, an unused line of credit of $35.0 million, and zero dollars of long-term debt. The Company continued to invest in its business in 2010 with capital expenditures for the year of approximately $3.9 million. The Company has ample cash to do the things management believes are necessary to position the Company to take the next step in its growth.

Dividends

The Company declared quarterly dividends of $0.09 per share that were paid on the 15th day of the month following the date of declaration. Additionally, the Company declared a one-time special cash dividend of $0.50 per share that was paid on November 30, 2010, to shareholders of record as of November 15, 2010.

In March 2011, the Board elected to once again apportion a shared distribution for employees and shareholders based on the Company’s 2010 results. The shared distribution consists of a 9% contribution of salaries to all eligible employees, most of which will be paid into retirement plans, and an $0.11 per share dividend to shareholders, totaling approximately $4.6 million. The shared distribution concept was introduced in 2008 as a way to reward both shareholders and employees when Sun has a successful year.

The shared distribution dividend will be issued to shareholders of record on March 15, 2011, with payment on March 31, 2011.

Outlook

First quarter 2011 revenues are expected to be approximately $50 million, up approximately 58% from the first quarter of 2010. Earnings per share are estimated to be $0.50 to $0.53 compared to $0.20 in the same period a year ago.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s statements of operations as a percentage of net sales.

	For the Year Ended
	Jan 1, 2011	Jan 2, 2010	Dec 27, 2008	Dec 29, 2007	Dec 30, 2006

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	34.7%	22.5%	33.2%	32.8%	30.9%
Operating income	20.6%	2.2%	20.4%	20.1%	17.6%
Income before income taxes	21.0%	2.1%	21.2%	20.5%	17.5%

Segment Information (in thousands)

	United			United
	States	Korea	Germany	Kingdom	Elimination	Consolidated
2010
Sales to unaffiliated customers	$94,067	$16,284	$19,770	$20,574	$—	$150,695
Intercompany sales	26,022	—	160	1,225	(27,407)	—
Operating income	22,040	2,246	4,024	2,822	(93)	31,039
Total assets	89,977	10,535	14,705	17,605	(788)	132,034
Depreciation and amortization	5,388	89	429	967		6,873
Capital expenditures	3,400	217	27	212		3,856

2009
Sales to unaffiliated customers	$59,278	$9,978	$14,654	$13,483	$—	$97,393
Intercompany sales	15,545	—	139	1,101	(16,785)	—
Operating income (loss)	(2,110)	616	2,475	884	278	2,143
Total assets	85,338	8,191	12,447	15,923	(1,966)	119,933
Depreciation and amortization	5,335	104	502	1,027		6,968
Capital expenditures	4,758	41	30	267		5,096

2008
Sales to unaffiliated customers	$111,180	$17,455	$27,356	$22,287	$—	$178,278
Intercompany sales	28,656	—	245	2,282	(31,183)	—
Operating income	24,531	1,148	7,693	3,231	(226)	36,377
Total assets	91,855	6,680	10,980	15,049	(2,179)	122,385
Depreciation and amortization	5,139	151	572	1,234		7,096
Capital expenditures	9,904	39	298	633		10,874

Comparison of Years Ended January 1, 2011 and January 2, 2010

Net Sales

Net sales were $150.7 million, an increase of $53.3 million, or 54.7%, compared to $97.4 million in 2009. Net sales increased 54.8% excluding the effect of exchange rates. The increase in net sales was primarily driven by increased demand in our end markets, which primarily include capital goods equipment. Price increases instituted in July 2010 accounted for approximately 1.5% of total sales. New product sales (defined as products introduced within the last five years) generally made up 10-15% of total sales in 2010.

North American sales increased 51.3% or $22.8 million, to $67.3 million in 2010, Asian sales increased 74.2% or $12.8 million, to $30.1 million in 2010, and European sales increased 46.9% or $15.2 million, to $47.7 million in 2010.

The U.S. reporting segment had sales of $94.1 million during 2010, up $34.8 million or 58.7%, compared to sales of $59.3 million during 2009. The increase was driven by demand in our end markets and the general upturn in the global economy. International sales out of the U.S. were $34.9 million during 2010, up 83.7% or $15.9 million, compared to $19.0 million during 2009. International sales out of the US include sales to Europe, Africa and the Asia/Pacific region. Significant increases in sales were noted in almost all geographic regions.

The Korean reporting segment had sales of $16.3 million during 2010, up $6.3 million or 63.2%, compared to sales of $10.0 million during 2009. Currency effect increased 2010 sales by approximately $1.4 million, the majority of which occurred in the first half of the year. The remaining increase was the result of efforts to expand and diversify the customer base, in addition to increased demand from existing customers.

The German reporting segment had sales of $19.8 million during 2010, up $5.1 million or 34.9%, compared to sales of $14.7 million during 2009. The increases in sales was primarily related to demand within Germany. However increased sales were noted throughout most of Europe. These increases were partially offset by currency effect, which reduced 2010 sales by approximately $1.0 million, most of which occurred in the second half of the year.

The U.K. reporting segment had sales of $20.6 million during 2010, up $7.1 million or 52.6%, compared to sales of $13.5 million during 2009. The increase was primarily related to sales within the U.K, and to Sweden. Currency effect reduced 2010 sales by approximately $0.4 million.

Gross Profit

Gross profit increased $30.4 million or 138.4% to $ 52.3 million in 2010, compared to $22.0 million in 2009. Gross profit as a percentage of net sales increased to 34.7% in 2010, compared to 22.5% in 2009.

During the downturn of the prior year, the Company maintained its workforce and labor and variable overhead costs became essentially fixed. By maintaining its workforce, the Company has been able to respond to the increasing demand in 2010. As sales increased across all segments, the Company has experienced productivity improvements and was able to leverage its overhead costs to generate higher gross profit.

Higher sales volume in 2010 contributed $11.4 million of the gross profit increase. The remaining increase in gross profit was attributed to productivity improvements of approximately $4.5 million, and decreases in overhead expenses as a percentage of sales of approximately $13.3 million, both of which occurred primarily in the U.S. A price increase in July 2010 added approximately $2.6 million to gross profit. The increase in gross profit was partially offset by higher material costs as a percent of sales of $1.4 million. Additionally, 2010 amounts include higher benefit costs of approximately $1.9 million relating to the shared distribution, most of which will be paid into retirement plans.

In June 2009, the Company initiated rolling furloughs for the production workforce and a 3% salary reduction for non-production personnel. Production employees were brought back throughout the first quarter of 2010 as demand increased. In April 2010, the Company ended its employee furlough program and restored the 3% salary decrease for all U.S. employees. There was minimal impact during 2010 relating to the furloughs and salary reductions, however, the prior year period includes cost savings of approximately $1.3 million.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses in 2010 were $21.3 million, a $1.5 million, or 7.5%, increase, compared to $19.8 million in 2009. The increase is primarily related to marketing efforts in Asia of approximately $0.4 million, and additional benefits related to the shared distribution of approximately $0.8 million, most of which will be paid into retirement plans. The prior year includes cost savings of approximately $0.9 million, resulting from the furlough and salary reductions.

Operating Income

Operating income increased $28.9 million or 1348.4% to $31.0 million in 2010, compared to $2.1 million in 2009, with operating margins of 20.6% and 2.2% for 2010 and 2009, respectively. Based on the Company’s structure and decisions during the downturn, the increase in sales during 2010 has improved operating margins across all segments. During the downturn of the prior year, the Company maintained its workforce and labor and variable overhead costs became essentially fixed. By maintaining its workforce, the Company has been able to respond to the increasing demand. As sales increase across all segments, the Company is experiencing productivity improvements and is able to leverage its overhead costs to generate higher operating income.

The U.S. reporting segment contributed $22.0 million to our consolidated operating income during 2010 compared to an operating loss of $2.1 million during 2009, an increase of $24.2 million. The increase in the U.S. operating segment is primarily related to productivity gains and leverage of its overhead costs. Productivity gains contributed $4.5 million and decreases in variable and fixed overhead costs as a percent of sales added $13.8 million to operating income. The remaining increases in operating income were primarily from absorption of selling, engineering, and administrative expenses.

The Korean reporting segment contributed $2.2 million to our consolidated operating income during 2010 compared to $0.6 million during 2009, an increase of $1.6 million. The increase in operating income was primarily related to material costs due to the strength of the Korean Won against the U.S. Dollar for material purchases made in U.S. Dollars, and productivity improvements totaling $1.0 million. The increase in sales volume resulted in $0.4 million of additional operating income.

The German reporting segment contributed $4.0 million to our consolidated operating income during 2010 compared to $2.5 million during 2009, an increase of $1.5 million. The increase was primarily due to the absorption of selling, engineering, and administrative expenses which remained flat in whole dollars. The increase in sales volume resulted in $0.9 million of additional operating income. These amounts were offset by material costs, due to the weakening of the Euro against the U.S. Dollar for material purchases made in U.S. Dollars of $0.6 million.

The U.K. reporting segment contributed $2.8 million to our consolidated operating income during 2010 compared to $0.9 million during 2009, an increase of $1.9 million. The increase was primarily related to productivity improvements of $0.8 million and decreased variable and fixed costs as a percent of sales of $1.7 million. The increase in sales volume resulted in $0.5 million of additional operating income. These amounts were partially offset by increased material costs of $1.6 million, primarily related to product mix.

Interest Income, Net

Net Interest income for 2010 was $0.7 million compared to net interest income of $0.6 million for 2009. Total average cash and investments for 2010, was $41.6 million compared to total average cash of $36.8 million for 2009. Although total cash and investments increased in 2010, interest rates were at an all time low. Interest is primarily derived from investments in corporate and municipal bonds, mutual funds, certificates of deposit, and money market funds.

Foreign Currency Transaction Loss, Net

Net foreign currency transaction loss was $0.1 million in 2010 compared to $0.3 million in 2009. The U.S. Dollar strengthened against the Euro, the Korean Won and the British Pound at times during 2010 resulting in minimal foreign currency transaction losses at each of our international locations.

Miscellaneous (Income) Expense, Net

Miscellaneous income was $0.1 million in 2010 compared to expense of $0.4 million in 2009. The increase is primarily related to equity method investment earnings.

Income Taxes

The provision for income taxes for the year ended January 1, 2011, was 32.4% of pretax income compared to a provision of 8.0% for the year ended January 2, 2010. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The prior year provision includes a tax benefit for losses recognized in the U.S.

Comparison of Years Ended January 2, 2010, and December 27, 2008

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

Net cash flow from operations in 2010 was $25.1 million, compared to $13.7 million in 2009 and $38.5 million in 2008. The $11.4 million increase in the Company’s net cash flow from operations was due primarily to the increase in net income of $19.5 million, and changes in working capital relating to accounts receivable, inventories, accounts payable and accrued expenses. Cash on hand increased $2.9 million from $30.4 million in 2009 to $33.3 million in 2010. The Company had $11.6 million invested in available for sale securities at January 1, 2011, compared to $7.8 million invested in available for sale securities at January 2, 2010. Days sales outstanding decreased to 32 in 2010 from 42 in 2009 and inventory turns increased to 10.6 in 2010 from 8.5 in 2009. Both days sales outstanding and inventory turns improved with the increased demand throughout 2010. The $24.9 million decrease in the Company’s net cash flow from operations in 2009 was due primarily to the decrease in net income of $23.9 million.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $3.9 million in 2010, compared to $3.4 million in 2009 and $8.4 million in 2008. Also included in capital expenditures for the year ended January 2, 2010, and December 27, 2008, were land purchases equal to $1.7 million and $2.5 million, respectively. The Company considers five factors when purchasing capital equipment; to increase capability, increase capacity, reduce hassle, comply with changes to legal regulations and to improve safety. Capital expenditures in 2010 were less than originally estimated, which was primarily the result of having adequate capacity to meet demand. The level of demand we are currently experiencing makes it difficult to estimate capital expenditures for 2011, but we do anticipate first quarter purchases of $1.0 to $2.0 million.

On August 11, 2005, the Company completed a refinancing of its existing debt in the U.S. with Fifth Third Bank (the “Bank”). The new financing consists of a secured revolving line of credit of $35 million (the “Line of Credit”). The Line of Credit is secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. The Line of Credit has a floating interest rate based upon LIBOR plus 1.5% or the Bank’s Base Rate, whichever is more advantageous. The Line of Credit is payable in full on August 1, 2011, but maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank. At January 1, 2011, the Line of Credit had no outstanding balance.

The Line of Credit is subject to debt covenants including: 1) Debt (as defined) to Tangible Net Worth (as defined) ratio of not more than 1.5:1.0, 2) Funded Debt (as defined) to EBITDA (as defined) ratio of not more than 2.5:1.0, and 3) EBIT (as defined) to Interest Expense (as defined) ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of January 1, 2011, the Company was in compliance with all debt covenants.

The Company declared the following regular quarterly dividends to shareholders of record on the last day of the respective quarter:

	2010	2009	2008
First quarter	$0.090	$0.090	$0.090

Second quarter	0.090	0.090	0.090

Third quarter	0.090	0.090	0.090

Fourth quarter	0.590	0.090	0.090

These dividends were paid on the 15th day of each month following the date of declaration. In 2010, the Company also declared a one-time special cash dividend of $0.50 per share, paid on November 30, 2010, to shareholders of record as of November 15, 2010.

During 2009 and 2008, the Company paid shared distribution cash dividends of $0.09 per share. The 2009 dividend was paid on March 31, 2009, to shareholders of record as of March 15, 2009, and the 2008 dividend was paid on May 30, 2008, to shareholders of record as of May 15, 2008. The Board of Directors has declared a shared distribution cash dividend of $0.11 per share, payable on March 31, 2011, to shareholders of record as of March 15, 2011. The shared distribution was introduced in 2008 as a way to reward both shareholders and employees when the Company has a successful year.

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

OTHER MATERIAL COMMITMENTS. Our contractual obligations and debt obligations as of January 1, 2011, are summarized in the table below (in thousands):

	Payments due by Period
		LESS THAN	1-3	3-5	MORE THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS

Operating leases	$129	98	31	—	—

Other long term liabilities (1)	1,197	—	—	—	1,197

Total contractual obligations	$1,326	$98	$31	$—	$1,197

(1)	Other long term liabilities consist of deferred compensation of $1,197. Deferred compensation relates to Director compensation for attendance at Board meetings. Amounts will be paid upon an individual ceasing to be a Director of the Company or earlier dates selected by the Director provided in the deferred compensation plan.

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the Consolidated Balance Sheet. A valuation using a discounted cash flow method was performed at January 1, 2011, and January 2, 2010. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 7 to the Financial Statements for goodwill amounts.

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

The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $115 thousand on an individual basis and approximately $7.0 million on an aggregate basis.

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

The Company reports a liability for unrecognized tax benefits resulting from unrecognized tax benefits taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to its unrecognized tax benefits in income tax expense.

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

The Company uses the equity method of accounting to account for its investments in Sun China, WhiteOak and High Country Tek. The Company does not have a majority ownership in or exercise control over any of the entities. These investments were not material to the financial statements of the Company at January 1, 2011.

Seasonality

The Company generally has experienced increased sales during the second quarter of the year, largely as a result of the order patterns of our customers. As a result, the Company’s second quarter net sales, income from operations and net income historically are the highest of any quarter during the year. However, due to the economic conditions of the past two years, this pattern was not evident in 2010 and 2009.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company has managed this risk by its ability to select the interest rate on its debt financing at LIBOR plus 1.5% or the Bank’s Base Rate, whichever is more advantageous. The Company had no variable-rate debt outstanding at January 1, 2011, and January 2, 2010.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sun Hydraulics Corporation:

We have audited the accompanying consolidated balance sheet of Sun Hydraulics Corporation (a Florida corporation) and subsidiaries (collectively, the Company) as of January 1, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. We also have audited Sun Hydraulic Corporation’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Hydraulics Corporation as of January 1, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Sun Hydraulics Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida
March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sun Hydraulics Corporation:

We have audited the accompanying consolidated balance sheet of Sun Hydraulics Corporation (a Florida corporation) and subsidiaries (collectively, the Company) as of January 2, 2010, and the related consolidated statement of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended January 2, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Hydraulics Corporation as of January 2, 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kirkland, Russ, Murphy, & Tapp, P.A.

Clearwater, Florida
March 12, 2010

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except for share information)

	January 1, 2011	January 2, 2010

Assets
Current assets:
Cash and cash equivalents	$33,206	$30,314
Restricted cash	131	132
Accounts receivable, net of allowance for doubtful accounts of $82 and $90	16,399	9,949
Inventories	10,773	7,799
Income taxes receivable	1,154	1,485
Deferred income taxes	446	575
Marketable securities	11,614	7,844
Other current assets	2,556	1,797

Total current assets	76,279	59,895

Property, plant and equipment, net	53,127	56,633
Other assets	2,628	3,405

Total assets	$132,034	$119,933

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,348	$2,442
Accrued expenses and other liabilities	5,250	2,475
Dividends payable	1,531	1,524

Total current liabilities	10,129	6,441

Deferred income taxes	5,684	5,191
Other noncurrent liabilities	1,197	687

Total liabilities	17,010	12,319

Commitments and contingencies (Note 17)	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 17,015,045 and 16,933,168 shares outstanding	17	17
Capital in excess of par value	44,001	42,210
Retained earnings	71,141	64,383
Accumulated other comprehensive income (loss)	(135)	1,004

Total shareholders’ equity	115,024	107,614

Total liabilities and shareholders’ equity	$132,034	$119,933

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended
	January 1, 2011	January 2, 2010	December 27, 2008

Net sales	$150,695	$97,393	$178,278

Cost of sales	98,352	75,436	119,161

Gross profit	52,343	21,957	59,117

Selling, engineering and administrative expenses	21,304	19,814	22,740

Operating income	31,039	2,143	36,377

Interest income, net	(653)	(562)	(793)
Foreign currency transaction (gain) loss, net	106	265	(467)
Miscellaneous (income) expense, net	(57)	423	(92)

Income before income taxes	31,643	2,017	37,729

Income tax provision	10,243	161	11,994

Net income	$21,400	$1,856	$25,735

Basic net income per common share	$1.26	$0.11	$1.55

Weighted average basic shares outstanding	16,952	16,837	16,603

Diluted net income per common share	$1.26	$0.11	$1.55

Weighted average diluted shares outstanding	16,985	16,870	16,634

Dividends declared per share	$0.860	$0.450	$0.450

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Shareholders’ Equity and Comprehensive Income

(in thousands)

	Preferred Shares	Preferred Stock	Common Shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, December 29, 2007	—	$—	16,493	$16	$34,390	$51,844	$5,632	$91,882

Shares issued, Restricted Stock			40	1				1
Shares issued, Other Comp			3
Shares issued, Stock Options			17		87			87
Shares issued, ESPP			16		359			359
Shares issued, ESOP			89		2,255			2,255
Stock-based compensation					896			896
Tax benefit of stock-based compensation					55			55
Dividends issued						(7,480)		(7,480)
Comprehensive income (loss):
Net income						25,735		25,735
Foreign currency translation adjustments							(7,234)	(7,234)

Comprehensive income (loss):								18,501

Balance, December 27, 2008	—	$—	16,658	$17	$38,042	$70,099	$(1,602)	$106,556

Shares issued, Restricted Stock			40					—
Shares issued, Other Comp			4					—
Shares issued, Stock Options			3		11			11
Shares issued, ESPP			29		392			392
Shares issued, ESOP			199		2,796			2,796
Stock-based compensation					960			960
Tax benefit of stock-based compensation					9			9
Dividends issued						(7,572)		(7,572)
Comprehensive income (loss):
Net income						1,856		1,856
Unrealized gain on available for sale securities							116	116
Foreign currency translation adjustments							2,490	2,490

Comprehensive income (loss):								4,462

Balance, January 2, 2010	—	$—	16,933	$17	$42,210	$64,383	$1,004	$107,614

Shares issued, Restricted Stock			46					—
Shares issued, Other Comp			5					—
Shares issued, Stock Options			10		44			44
Shares issued, ESPP			21		423			423
Stock-based compensation					1,149			1,149
Tax benefit of stock-based compensation					175			175
Dividends issued						(14,642)		(14,642)
Comprehensive income (loss):
Net income						21,400		21,400
Unrealized loss on available for sale securities							(59)	(59)
Foreign currency translation adjustments							(1,080)	(1,080)

Comprehensive income (loss):								20,261

Balance, January 1, 2011	—	$—	17,015	$17	$44,001	$71,141	$(135)	$115,024

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended
	January 1, 2011	January 2, 2010	December 27, 2008

Cash flows from operating activities:
Net income	$21,400	$1,856	$25,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,873	6,968	7,096
(Gain) loss on disposal of assets	(43)	30	138
Stock-based compensation expense	1,149	960	896
Deferred director and phantom stock unit expense	557	398	56
Stock options income tax benefit	(175)	(9)	(55)
Allowance for doubtful accounts	(8)	(2)	(123)
Provision for slow moving inventory	(159)	(41)	102
Provision for deferred income taxes	622	4	(195)
(Increase) decrease in:
Accounts receivable	(6,442)	2,555	4,650
Inventories	(2,815)	2,202	1,359
Income tax receivable	506	(123)	(1,353)
Other current assets	(759)	(507)	(80)
Other assets, net	750	560	465
Increase (decrease) in:
Accounts payable	861	(816)	(2,410)
Accrued expenses and other liabilities	2,775	(672)	2,888
Income taxes payable	—	—	(619)
Other noncurrent liabilities	(2)	304	(23)

Net cash from operating activities	25,090	13,667	38,527

Cash flows from investing activities:
Capital expenditures	(3,856)	(5,096)	(10,874)
Proceeds from dispositions of equipment	175	—	99
Purchases of marketable securities	(14,175)	(10,600)	—
Proceeds from sale of marketable securities	10,230	2,863	—

Net cash used in investing activities	(7,626)	(12,833)	(10,775)

Cash flows from financing activities:
Repayment of debt	—	(261)	(416)
Proceeds from exercise of stock options	44	11	87
Stock options income tax benefit	175	9	55
Proceeds from stock issued	423	392	359
Dividends to shareholders	(14,635)	(7,547)	(7,465)

Net cash used in financing activities	(13,993)	(7,396)	(7,380)

Effect of exchange rate changes on cash and cash equivalents	(580)	1,705	(4,406)

Net increase (decrease) in restricted cash	(1)	5	(19)
Net increase (decrease) in cash and cash equivalents	2,892	(4,862)	15,985

Cash and cash equivalents and restricted cash, beginning of period	30,446	35,303	19,337

Cash and cash equivalents and restricted cash, end of period	$33,337	$30,446	$35,303

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$—	$9	$31
Income taxes	$9,290	$289	$14,216
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$—	$2,796	$2,255
Unrealized gain (loss) on available for sale securities	$(59)	$116	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.	BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, and China. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. Sun Hydraulics Systems (Shanghai) Co., Ltd. (“Sun China”), a 50/50 joint venture between Sun Hydraulics and Links Lin, the owner of Sun Hydraulics’ Taiwanese distributor, is located in Shanghai, China, and operates a manufacturing and distribution facility. The Company’s share of Sun China was sold to Links Lin in January 2011. Concurrently, Sun established Sun Hydraulics China Co. Ltd, a representative office in Shanghai which becomes the Company’s primary operation in the country. See Note 18 to the Financial Statements for subsequent events. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, located in Mediapolis, Iowa, designs and produces complementary electronic control products. High Country Tek, Inc.(“HCT”), a 48% equity method investment, located in Nevada City, California, designs and manufacturers ruggedized electronic/hydraulic control solutions for mobile equipment markets. Sun Hydraulics opened a Liaison office in Bangalore, India during 2007 to develop new business opportunities in the Indian market.

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

Critical Accounting Policies and Estimates

The Company currently applies judgment and estimates, which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses, for impairment of long-lived assets, accounts receivable, inventory, goodwill, accruals, stock based compensation, and income taxes. The following explains the basis and the procedure for each account where judgment and estimates are applied.

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation using a discounted cash flow method was performed at January 1, 2011 and January 2, 2010. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 7 to the Financial Statements for goodwill amounts.

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

The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $115 on an individual basis and approximately $7,000 on an aggregate basis.

52-53 Week Fiscal Year

The Company reports on a fiscal year that ends on the Saturday closest to December 31st. Each quarter generally consists of thirteen weeks. As a result of the 2009 fiscal year ending January 2, 2010, the quarter ended January 2, 2010, consisted of fourteen weeks, resulting in a 53-week year.

Reclassification

Certain amounts shown in the 2008 consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the current presentation.

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

Foreign Currency Translation and Transactions

The Pound Sterling is the functional currency of Sun Ltd. The Euro is the functional currency of Sun GmbH. The South Korean Won is the functional currency of Sun Korea. The U.S. Dollar is the functional currency for Sun Hydraulics and the reporting currency for the consolidated group. The assets and liabilities of Sun Ltd., Sun GmbH, and Sun Korea are translated at the exchange rate in effect at the balance sheet date, and income and expense items are translated at the average annual rate of exchange for the period. The resulting unrealized translation gains and losses are included as a component of shareholders’ equity designated as “accumulated other comprehensive income (loss).” Realized gains and losses from foreign currency transactions are included in the Consolidated Statement of Operations.

Income Taxes

The Company’s income tax policy provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. These differences result from items reported differently for financial reporting and income tax purposes, primarily depreciation, accrued expenses and reserves.

The Company reports a liability for unrecognized tax benefits resulting from unrecognized tax benefits taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to its unrecognized tax benefits in income tax expense.

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

At January 1, 2011, and January 2, 2010, the Company held available-for-sale securities with an aggregate fair value of $11,614 and $7,844, respectively. The Company, on a recurring basis, measures available-for-sale securities at fair value using quoted prices in active markets. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included in equity within accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Realized gains and losses on the sale of available-for-sale securities are generally determined using the specific identification method, and are included in miscellaneous (income) expense in the Consolidated Statements of Operations. The net unrealized holding gain or loss on available-for-sale securities amounted to a loss of $59 at January 1, 2011, and a gain of $116 at January 2, 2010. The net realized gain on the sale of available-for-sale securities for the year ended January 1, 2011, was $70, compared to zero for the year ended January 2, 2010. In addition, the Company reports deferred director stock units and phantom stock units as a liability. These liabilities, on a recurring basis, are measured at fair value using quoted prices in the active market. The Company recognized an expense related to those liabilities of $557 and $398 for the years ended January 1, 2011, and January 2, 2010, respectively.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended January 1, 2011 and January 2, 2010.

Assets measured at fair value on a recurring basis include the following as of January 1, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	January 1, 2011	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$11,614	$11,614	$—	$—

Assets measured at fair value on a recurring basis include the following as of January 2, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	January 2, 2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$7,844	$7,844	$—	$—

Liabilities measured at fair value on a recurring basis include the following as of January 1, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	January 1, 2011	(Level 1)	(Level 2)	(Level 3)

Deferred director stock units	$1,197	$1,197	$—	$—
Phantom stock units	34	34	—	—

Total	$1,231	$1,231	$—	$—

Liabilities measured at fair value on a recurring basis include the following as of January 2, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	January 2, 2010	(Level 1)	(Level 2)	(Level 3)

Deferred director stock units	$659	$659	$—	$—
Phantom stock units	19	19	—	—

Total	$678	$678	$—	$—

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

On January 1, 2011 and January 2, 2010, the Company had restricted cash of $131 and $132, respectively. $47 and $48 of the 2010 and 2009 restricted cash balance, respectively, consisted of reserves for customs and excise taxes in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and was held with Lloyd’s TSB in the U.K. The remaining 2010 and 2009 amounts relate to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

5.	INVENTORIES

	January 1, 2011	January 2, 2010

Raw materials	$4,315	$3,186
Work in process	3,628	2,420
Finished goods	3,379	2,900
Provision for slow moving inventory	(549)	(707)

Total	$10,773	$7,799

6.	PROPERTY, PLANT, AND EQUIPMENT

	January 1, 2011	January 2, 2010

Machinery and equipment	$75,728	$75,487
Office furniture and equipment	9,047	10,509
Buildings	25,257	25,650
Leasehold and land improvements	2,754	2,723
Land	7,022	7,065

	$119,808	$121,434
Less: Accumulated depreciation	(68,648)	(66,715)
Construction in progress	1,967	1,914

Total	$53,127	$56,633

Depreciation expense for the years ended January 1, 2011, January 2, 2010, and December 27, 2008 totaled $6,730, $6,932, and $7,069, respectively.

7.	GOODWILL

On January 1, 2011 and January 2, 2010, the Company had $715 of goodwill related to its acquisition of Sun Korea.

Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at January 1, 2011 and January 2, 2010. The analysis indicated that there was no impairment of the carrying value of the goodwill.

8.	OTHER ASSETS

	January 1, 2011	January 2, 2010

Goodwill	$715	$715
Equity investment in joint venture
Sun China	1,016	1,214
WhiteOak Controls, Inc.	162	157
High Country Tek, Inc.	495	1,042
Loan acquisition costs, net of amortization of $151 and $123	19	47
Deposits with suppliers	110	130
Other	111	100

Total	$2,628	$3,405

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

	January 1, 2011	January 2, 2010

Compensation and benefits	$4,349	$1,660
Self insurance liability	236	456
Other	665	359

Total	$5,250	$2,475

10.	LONG-TERM DEBT

The Company has a $35,000 revolving line of credit, collateralized by U.S. assets, with an interest rate of Libor plus 1.5% (1.761% at January 1, 2011), that comes due August 1, 2011. The Company did not have any debt outstanding as of January 1, 2011 and January 2, 2010.

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the Bank. As of January 1, 2011, the Company was in compliance with all debt covenants.

11.	DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $14,642, $7,572, and $7,480 to shareholders in 2010, 2009, and 2008, respectively.

The Company declared the following regular quarterly dividends to shareholders of record on the last day of the respective quarter:

	2010	2009	2008

First quarter	$0.090	$0.090	$0.090

Second quarter	0.090	0.090	0.090

Third quarter	0.090	0.090	0.090

Fourth quarter	0.590	0.090	0.090

These dividends were paid on the 15th day of each month following the date of declaration. In 2010, the Company also declared a one-time special cash dividend of $0.50 per share, paid on November 30, 2010, to shareholders of record as of November 15, 2010.

During 2009 and 2008, the Company paid shared distribution cash dividends of $0.09 per share. The 2009 dividend was paid on March 31, 2009, to shareholders of record as of March 15, 2009, and the 2008 dividend was paid on May 30, 2008, to shareholders of record as of May 15, 2008. The Board of Directors has declared a shared distribution cash dividend of $0.11 per share, payable on March 31, 2011, to shareholders of record as of March 15, 2011. The shared distribution was introduced in 2008 as a way to reward both shareholders and employees when the Company has a successful year.

12.	INCOME TAXES

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	January 1, 2011	January 2, 2010	December 27, 2008

United States	$22,344	$(1,934)	$24,820
Foreign	9,299	3,951	12,909

Total	$31,643	$2,017	$37,729

The components of the income tax provision (benefit) are as follows:

	For the year ended
	January 1, 2011	January 2, 2010	December 27, 2008

Current tax expense (benefit):
United States	$7,985	$(773)	$7,711
State and local	202	(46)	503
Foreign	1,434	976	3,975

Total current	9,621	157	12,189

Deferred tax expense (benefit):
United States	469	14	42
State and local	263	6	13
Foreign	(110)	(16)	(250)

Total deferred	622	4	(195)

Total income tax provision	$10,243	$161	$11,994

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	January 1, 2011	January 2, 2010	December 27, 2008

U.S. federal taxes at statutory rate	$11,075	$706	$13,205
Increase(decrease)
Net residual tax on foreign distributions	—	—	827
Foreign tax credit	(227)	—	—
Domestic production activity deduction	(519)	—	(519)
Research and Development Tax Credit - Current Year	(150)	(200)	(241)
Research and Development Tax Credit - Prior Years	—	—	(849)
Foreign income taxed at lower rate	(584)	(424)	(793)
Nondeductible items	40	67	94
State and local taxes, net	465	(40)	516
Change in reserve	9	124	2
Other	134	(72)	(248)

Income tax provision	$10,243	$161	$11,994

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of January 1, 2011 and January 2, 2010 are presented below:

	January 1, 2011	January 2, 2010

Deferred tax assets:
Current:
Accrued expenses and other	$446	$575

Total current deferred tax assets	446	575

Noncurrent:
Accrued expenses and other	1,008	626
Deferred royalty income	—	10

Total noncurrent deferred tax assets	1,008	636

Deferred tax liabilities:
Noncurrent:
Depreciation	(6,692)	(5,827)
Other	—	—

Total noncurrent deferred tax liabilities	(6,692)	(5,827)

Net noncurrent deferred tax liability	$(5,684)	$(5,191)

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2010 and 2009, management has determined that a valuation allowance is not required.

The Company intends and has the ability to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. These earnings relate to ongoing operations and, at January 1, 2011, cumulative earnings were approximately $35 million. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings, which will be offset by applicable foreign tax credits, subject to certain limitations. Due to specific circumstances, during the year ended December 27, 2008, the Company repatriated $6,000 from its foreign subsidiaries. U.S. income taxes due based on the repatriations have been provided for in the above income tax provisions.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - December 29, 2007	$34
Increases from positions taken during prior periods	2
Lapse of statute of limitations	—

Unrecognized tax benefits - December 27, 2008	$36
Increases from positions taken during prior periods	124
Lapse of statute of limitations	—

Unrecognized tax benefits - January 2, 2010	$160
Increases from positions taken during prior periods	47
Lapse of statute of limitations	(38)

Unrecognized tax benefits - January 1, 2011	$169

At January 1, 2011, the Company had an unrecognized tax benefit of $169 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of January 1, 2011, is not considered material to the Company’s Consolidated Financial Statements.

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

A summary of the Company’s stock option plan for the years ended January 1, 2011, January 2, 2010, and December 27, 2008 is summarized as follows:

	Number of shares	Exercise price range			Weighted average exercise price
	(share amounts are in thousands)

Under option, December 29, 2007	36	$3.00	-	12.27	$5.62
(32 shares exercisable)
Granted	—	$—	-	—	$—
Exercised	(17)	$3.00	-	12.27	$5.23
Forfeitures	—	$—	-	—	$—

Under option, December 27, 2008	19	$3.00	-	12.27	$5.95

(16 shares exercisable)
Granted	—	$—	-	—	$—
Exercised	(3)	$3.00	-	5.49	$3.66
Forfeitures	—	$—	-	—	$—

Under option, January 2, 2010	16	$3.00	-	12.27	$6.39

(15 shares exercisable)
Granted	—	$—	-	—	$—
Exercised	(10)	$3.00	-	5.49	$4.20
Forfeitures	—	$—	-	—	$—

Under option, January 1, 2011	6	$5.49	-	12.27	$10.01

(6 shares exercisable)

All options listed above vest over three to five years with a maximum term of seven to ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for the periods ended January 1, 2011, and January 2, 2010, was $6.

A summary of outstanding and exercisable options at January 1, 2011 is summarized as follows:

Options Outstanding				Options Exercisable
		Weighted-average			Weighted
Range of exercise prices	Number of shares	Remaining contractual life	Exercise price	Number of shares	average exercise price
5.49	2	0.75	5.49	2	5.49
12.27	4	1.92	12.27	4	12.27

There were no stock options granted during 2010, 2009 and 2008.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Compensation cost has been measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the years ended January 1, 2011, January 2, 2010, and December 27, 2008, totaled $880, $794, and $722, respectively. At January 1, 2011, 41,161 shares remained available to be issued through the Restricted Stock Plan.

A summary of the Company’s restricted stock plan for the years ended January 1, 2011, January 2, 2010, and December 27, 2008, is summarized as follows:

	Number of shares	Weighted average grant-date fair value

Nonvested balance at December 29, 2007	68	$21.22
Granted	40	18.90
Vested	(35)	18.24
Forfeitures	—	—

Nonvested balance at December 27, 2008	73	$21.45
Granted	40	20.97
Vested	(37)	22.86
Forfeitures	(1)	22.82

Nonvested balance at January 2, 2010	75	$21.78
Granted	46	31.11
Vested	(35)	23.40
Forfeitures	—	—

Nonvested balance at January 1, 2011	86	$26.11

The Company has $1,899 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of January 1, 2011. That cost is expected to be recognized over a weighted average period of 1.70 years.

The Company maintains an employee stock purchase plan in which most U.S. employees are eligible to participate and a share incentive plan in which most U.K. employees are eligible to participate (collectively, “the ESPP”). Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 21,304 shares at a weighted average price of $19.85, and 28,065 shares at a weighted average price of $13.96, under the ESPP during 2010 and 2009, respectively. The Company recognized $126 and $95 of compensation expense during 2010 and 2009, respectively. At January 1, 2011, 518,402 shares remained available to be issued through the ESPP.

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

Directors were granted 10,894 and 10,601 shares during 2010 and 2009, respectively. At January 1, 2011, there were 31,658 deferred stock units outstanding. Deferred stock units are treated as liabilities. At January 1, 2011, 132,157 shares remained available to be issued through the Plan. The Company recognized total deferred and non-deferred director stock compensation expense of $630 and $390, for 2010 and 2009, respectively.

14.	EARNINGS PER SHARE

The following table represents the computation of basic and diluted net income per common share (in thousands, except per share data):

	January 1, 2011	January 2, 2010	December 27, 2008
Net income	$21,400	$1,856	$25,735

Basic weighted average number of common shares outstanding	16,952	16,837	16,603

Basic net income per common share	$1.26	$0.11	$1.55
Effect of dilutive stock options and deferred director stock units	33	33	31

Diluted weighted average number of common shares outstanding	16,985	16,870	16,634

Diluted net income per common share	$1.26	$0.11	$1.55

15.	EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $3,304, $880, and $4,333 during 2010, 2009, and 2008, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $353, $280, and $256 during 2010, 2009, and 2008, respectively.

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

In May 2008, the Board introduced the concept of a shared distribution dividend. The shared distribution dividend rewards the majority of employees through a contribution into their retirement accounts and concurrently rewards shareholders with a special cash dividend. As a result of the shared distribution, the Company contributed 176,827 and 20,185 shares into the ESOP in March 2009 and May 2008, respectively. In 2010, the Company accrued an amount equal to 9% of eligible wages in accordance with the shared distribution dividend announced in March 2011.

The Company incurred retirement benefit expense under the ESOP of approximately $2,255, zero and $3,221 during 2010, 2009 and 2008, respectively. The 2008 amount includes both the 3% and 9% shared distributions announced in May 2008, and March 2009, respectively. These amounts are included in the total employer contributions to the retirement plan noted above.

There are no restrictions on the shares contributed to the ESOP. This allows participants to sell their shares to enable diversification within their individual 401(k) accounts. The Company does not have any repurchase obligations under the ESOP.

During 2008, the Company developed plans for international employees to participate in the shared distributions. The Company’s foreign operations recognized total expense of approximately $483, zero, and $753 in 2010, 2009, and 2008, respectively. The Company’s U.K. employees received 23,246 shares in March 2009, into a share incentive plan, while employees in the remaining locations received their shared distribution in the form of cash. In Korea the cash was deposited into a Company retirement plan.

The Company awards deferred cash bonuses to key employees of its foreign operations. The deferred cash bonuses are similar to phantom stock units, in that such bonuses are tied to the value of the Company’s common stock. Awards are recognized over the deferral period as variable plan awards. The Company recognized approximately $45, $54 and $35 of compensation expense in 2010, 2009 and 2008, respectively, related to the awards.

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

Total assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company. Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated
2010
Sales to unaffiliated customers	$94,067	$16,284	$19,770	$20,574	$—	$150,695
Intercompany sales	26,022	—	160	1,225	(27,407)	—
Operating income	22,040	2,246	4,024	2,822	(93)	31,039
Total assets	89,977	10,535	14,705	17,605	(788)	132,034
Depreciation and amortization	5,388	89	429	967		6,873
Capital expenditures	3,400	217	27	212		3,856

2009
Sales to unaffiliated customers	$59,278	$9,978	$14,654	$13,483	$—	$97,393
Intercompany sales	15,545	—	139	1,101	(16,785)	—
Operating income (loss)	(2,110)	616	2,475	884	278	2,143
Total assets	85,338	8,191	12,447	15,923	(1,966)	119,933
Depreciation and amortization	5,335	104	502	1,027		6,968
Capital expenditures	4,758	41	30	267		5,096

2008
Sales to unaffiliated customers	$111,180	$17,455	$27,356	$22,287	$—	$178,278
Intercompany sales	28,656	—	245	2,282	(31,183)	—
Operating income	24,531	1,148	7,693	3,231	(226)	36,377
Total assets	91,855	6,680	10,980	15,049	(2,179)	122,385
Depreciation and amortization	5,139	151	572	1,234		7,096
Capital expenditures	9,904	39	298	633		10,874

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparisons of the Years Ended January 1, 2011, and January 2, 2010, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense, foreign currency transaction gain/loss, and net miscellaneous income/expense.

Included in U.S. sales to unaffiliated customers were export sales of $34,955, $19,031, and $37,073, during 2010, 2009, and 2008, respectively. Export sales to Canada and Asia/Pacific totaling, $24,705, $12,918, and $24,824, during 2010, 2009, and 2008, respectively, make up the majority of these export sales. Additionally, export sales to Europe were $8,066, $4,916 and $10,708 during 2010, 2009, and 2008, respectively.

17.	COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

OPERATING LEASES — The Company leases a manufacturing facility in Lenexa, Kansas and production support facilities in Sarasota, Florida under operating leases having initial terms expiring in 2010. The lease for the manufacturing facility in Kansas is currently on a month to month basis, and represents approximately 17,000 square feet of space. The lease for the production support facilities in Florida is expiring in April, 2012, and represents approximately 10,000 square feet. Total rental expense for the years ended 2010, 2009 and 2008 was approximately $229, $221 and $236, respectively.

Future minimum lease payments on operating leases are as follows:

2011	98
2012	31

Total minimum lease payments	$129

INSURANCE — The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $115 on an individual basis and approximately $7,000 on an aggregate basis. The Company records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on management’s assessment. The Company believes it has adequate reserves for all self-insurance claims.

18.	SUBSEQUENT EVENTS

On January 5, 2011, Sun Hydraulics completed the sale of its Chinese joint venture company, Sun Hydraulics Systems (Shanghai) Co, Ltd., to the joint venture partner, Links Lin, for the amount of $1,451, and recognized a gain on the sale of $366. The former joint venture company will become Sun’s first authorized distributor in China. Concurrently, Sun established Sun Hydraulics China Co. Ltd, a representative office in Shanghai which now is the Company’s primary operation in the country.

The former joint venture helped develop a significant presence for Sun in China and over the past twelve years has been able to build brand awareness and a customer base. China is a large and important market for Sun Hydraulics. The new office will help the Company to better serve the entire market, which is diverse and geographically spread out. Sun’s sales to China continue to positively impact consolidated revenues and, in 2010, approximately five percent of the Company’s sales came from China.

On February 1, 2011, the Company provided HCT with a $200 loan to provide operating cash making total notes receivable from HCT $1,700. The Company has agreements whereby it can acquire additional shares of HCT. No changes were made to the purchase price calculation set forth in those agreements, and additional shares will be purchased, if the Company exercises its options, as provided therein. Additionally, there was no change in accounting for the Company’s investment in HCT due to the loan, as it had no effect on ownership percentage or control of the entity.

On March 7, 2011, the Company announced that its Board of Directors had elected to issue a shared distribution cash dividend of $0.11 per share to shareholders. This is in addition to the Company’s regular quarterly dividends. The dividend is payable on March 31, 2011 to shareholders of record as of March 15, 2011. The dividend totals approximately $1,872.

19.	NEW ACCOUNTING PRONOUNCEMENTS

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

Disclosure Controls and Procedures

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of January 1, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 1, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Mayer Hoffman McCann P.C., our independent registered accounting firm, has issued an attestation report on our internal control over financial reporting. This report appears on page 31.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE

GOVERNANCE MATTERS

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2011 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2011 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2011 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2011 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2011 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Independence and Committees of the Board of Directors” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” in our 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The following financial statements are included in Part II, Item 8:

	Report of Independent Registered Certified Public Accounting Firm	28

	Report of Independent Registered Certified Public Accounting Firm	30

	Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010	31

	Consolidated Statements of Operations for the years ended January 1, 2011, January 2, 2010, and December 27, 2008	32

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended January 1, 2011, January 2, 2010, and December 27, 2008	33

	Consolidated Statements of Cash Flows for the years ended January 1, 2011, January 2, 2010, and December 27, 2008	34

	Notes to the Consolidated Financial Statements	35

	All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

2.	Exhibits:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company.

10.1+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4	Credit and Security Agreement dated August 11, 2005, between the Company, as Borrower, and Fifth Third Bank, as Lender (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.5	Renewal and Future Advance Revolving Line of Credit Promissory Note dated August 11, 2005, between the Company, as Borrower, and Fifth Third Bank, as Lender (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.6	Renewed, Amended and Restated Mortgage and Security Agreement dated August 11, 2005, between the Company, as Mortgagor, and Fifth Third Bank, as Mortgagee (previously filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10.7+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.8+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.9+	Forms of agreement for grants under the Sun Hydraulics Corporation 1996 Stock Option Plan (previously filed as Exhibit 10.12+ to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 and incorporated herein by reference).

10.10+	Sun Hydraulics Corporation 2006 Stock Option Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on September 14, 2006 and incorporated herein by reference).

10.11+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.12+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference).

10.13+	Form of agreement for grants of restricted shares under the Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2010 and incorporated herein by reference).

10.14+	Sun Hydraulics Corporation Employee Stock Purchase Plan.

10.15+	Sun Hydraulics Corporation 2004 Nonemployee Director Equity and Deferred Compensation Plan (As Amended and Restated Effective March 1, 2008) (previously filed as Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders filed with the Commission on April 25, 2008 and incorporated herein by reference).

10.16+	Form of Performance Share Agreement (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 16, 2004 and incorporated herein by reference).

10.17+	The Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan dated December 12, 2007 (previously filed as Exhibit 10.17 to the Company’s Form 10-K filed on March 11, 2009 and incorporated herein by reference).

10.18+	Amendments to Sun Hydraulics Corporation 401(K) and ESOP Retirement Plan.

10.19+	Sun Hydraulics Limited Share Incentive Plan (previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on March 27, 2009 (File Number 333158245) and incorporated herein by reference).

10.20+	Peter Robson Employment Agreement dated April 22, 1981 (previously filed as Exhibit 10.1+ to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2009 and incorporated herein by reference).

10.21+	Executive Continuity Agreement, dated December 7, 2009, between Sun Hydraulics Corporation and Allen J. Carlson (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 11, 2009 and incorporated herein by reference).

10.22+	Executive Continuity Agreement, dated December 7,2009, between Sun Hydraulics Corporation and Tricia L. Fulton (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on December 11, 2009 and incorporated herein by reference).

10.23	Securities Purchase Agreement between Sun Hydraulics Corporation and High Country Tek, Inc., dated November 30, 2007 (previously filed as Exhibit 99.1 in the Company’s Form 8-K filed on November 30, 2007 and incorporated herein by reference).

14	Code of Ethics (previously filed as Exhibit 14 in the Company’s Annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

21	Subsidiaries of the Registrant (previously filed as Exhibit 21 in the Company’s Annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

23.1	Mayer Hoffman McCann P.C. Consent of Independent Registered Certified Public Accounting Firm.

23.2	Kirkland, Russ, Murphy and Tapp, P.A. Consent of Independent Registered Certified Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 9, 2011.

SUN HYDRAULICS CORPORATION

By:	/s/ Allen J. Carlson
Allen J. Carlson, President and
Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 9, 2011.

Signature	Title

/s/ Allen J. Carlson Allen J. Carlson	President, Chief Executive Officer
and Director

/s/ Tricia L. Fulton Tricia L. Fulton	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ Marc Bertoneche Marc Bertoneche	Director

/s/ Wolfgang H. Dangel Wolfgang H. Dangel	Director

/s/ John S. Kahler John S. Kahler	Director

/s/ Christine L. Koski Christine L. Koski	Director

/s/ Philippe Lemaitre Philippe Lemaitre	Director

/s/ Ferdinand E. Megerlin Ferdinand E. Megerlin	Director, Chairman of the Board of Directors

/s/ David N. Wormley David N. Wormley	Director