Form 10-Q
period 2011-04-02
SUN HYDRAULICS CORP
filed 2011-05-10
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

The Registrant had 17,089,002 shares of common stock, par value $.001, outstanding as of April 29, 2011.

Sun Hydraulics Corporation

INDEX

For the quarter ended April 2, 2011

PART I: FINANCIAL INFORMATION

Item  1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	April 2, 2011	January 1, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,591	$33,206
Restricted cash	137	131
Accounts receivable, net of allowance for doubtful accounts of $81 and $82	20,143	16,399
Inventories	11,984	10,773
Income taxes receivable	—	1,154
Deferred income taxes	446	446
Marketable securities	12,532	11,614
Other current assets	3,222	2,556

Total current assets	93,055	76,279

Property, plant and equipment, net	52,981	53,127
Other assets	1,466	2,628

Total assets	$147,502	$132,034

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,613	$3,348
Accrued expenses and other liabilities	4,025	5,250
Income taxes payable	3,148	—
Dividends payable	1,537	1,531

Total current liabilities	14,323	10,129

Deferred income taxes	5,690	5,684
Other noncurrent liabilities	1,463	1,197

Total liabilities	21,476	17,010

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 20,000,000 shares authorized, par value $0.001, 17,084,446 and 17,015,045 shares outstanding	17	17
Capital in excess of par value	46,948	44,001
Retained earnings	77,494	71,141
Accumulated other comprehensive income	1,567	(135)

Total shareholders’ equity	126,026	115,024

Total liabilities and shareholders’ equity	$147,502	$132,034

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	April 2, 2011	April 3, 2010
	(unaudited)	(unaudited)

Net sales	$50,703	$31,605

Cost of sales	30,761	21,485

Gross profit	19,942	10,120

Selling, engineering and administrative expenses	6,031	5,156

Operating income	13,911	4,964

Interest income, net	(163)	(137)
Foreign currency transaction gain, net	(54)	(27)
Miscellaneous income, net	(289)	(20)

Income before income taxes	14,417	5,148

Income tax provision	4,647	1,837

Net income	$9,770	$3,311

Basic net income per common share	$0.57	$0.20

Weighted average basic shares outstanding	17,032	16,942

Diluted net income per common share	$0.57	$0.20

Weighted average diluted shares outstanding	17,068	16,977

Dividends declared per share	$0.200	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2011	—	$—	17,015	$17	$44,001	$71,141	$(135)	$115,024
Shares issued, other comp			2					—
Shares issued, ESPP			5		133			133
Stock-based compensation					402			402
Shares issued, shared distribution			62		2,412			2,412
Dividends declared						(3,417)		(3,417)
Comprehensive income:
Net income						9,770		9,770
Foreign currency translation adjustments							1,690	1,690
Unrealized loss on available-for-sale securities							12	12

Comprehensive income								11,472

Balance, April 2, 2011	—	$—	17,084	$17	$46,948	$77,494	$1,567	$126,026

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended
	April 2, 2011	April 3, 2010
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$9,770	$3,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,689	1,732
(Gain) loss on disposal of assets	(139)	1
Provision for deferred income taxes	6	(16)
Allowance for doubtful accounts	(1)	(9)
Stock-based compensation expense	402	286
Stock options income tax benefit	—	(23)
(Increase) decrease in:
Accounts receivable	(3,743)	(4,409)
Inventories	(1,211)	(1,079)
Income taxes receivable	1,154	1,485
Other current assets	(667)	(601)
Other assets	(296)	485
Increase (decrease) in:
Accounts payable	2,265	823
Accrued expenses and other liabilities	1,187	—
Income taxes payable	3,148	60
Other noncurrent liabilities	266	25

Net cash provided by operating activities	13,830	2,071

Cash flows from investing activities:
Proceeds from sale of joint venture	1,451	—
Capital expenditures	(1,111)	(668)
Proceeds from dispositions	140	—
Purchases of marketable securities	(1,989)	(6,260)
Proceeds from sale of marketable securities	1,059	3,199

Net cash used in investing activities	(450)	(3,729)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	28
Proceeds from stock issued	133	98
Dividends to shareholders	(3,411)	(1,527)
Stock options income tax benefit	—	23

Net cash used in financing activities	(3,278)	(1,378)

Effect of exchange rate changes on cash and cash equivalents	1,289	(641)

Net increase (decrease) in cash and cash equivalents	11,391	(3,677)

Cash and cash equivalents, beginning of period	33,337	30,446

Cash and cash equivalents, end of period	$44,728	$26,769

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$339	$331
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$2,412	$—

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1.	BASIS OF PRESENTATION AND SUMMARY OF BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, is located in Mediapolis, Iowa, and designs and produces complementary electronic control products. High Country Tek, Inc. (“HCT”), a 48% equity method investment, is located in Nevada City, California, and designs and manufacturers ruggedized electronic/hydraulic control solutions for mobile equipment markets. Sun Hydraulics also has a representative office in Shanghai, China and a sales office in Bangalore, India, to develop new business opportunities in the Chinese and Indian markets.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 1, 2011 filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 11, 2011. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three month period ended April 2, 2011, are not necessarily indicative of the results that may be expected for the period ending December 31, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended
	April 2, 2011	April 3, 2010

Net income	$9,770	$3,311
Weighted average basic shares outstanding	17,032	16,942
Basic net income per common share	$0.57	$0.20
Effect of dilutive stock options	36	35
Weighted average diluted shares outstanding	17,068	16,977
Diluted net income per common share	$0.57	$0.20

3.	STOCK-BASED COMPENSATION

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

A summary of activity under the 1996 Plan for the three months ended April 2, 2011, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding as of January 1, 2011	6	$10.01
Granted	—
Exercised	—	$—
Forfeitures	—

Options outstanding as of April 2, 2011	6	$10.01	1.28	$213

Options exercisable as of April 2, 2011	6	$10.01	1.28	$213

All options listed above vest over three to five years with a maximum term of seven to ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for the three month periods ended April 2, 2011, and April 3, 2010, was zero and $2 respectively. There were no options granted during these periods.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 618,750 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the three months ended April 2, 2011, and April 3, 2010, totaled $259 and $204 respectively.

The following table summarizes restricted stock activity from January 1, 2011, through April 2, 2011:

	Number of shares	Weighted average grant-date fair value

Nonvested balance at January 1, 2011	86	26.11
Granted	—	—
Vested	—	—
Forfeitures	—	—

Nonvested balance at April 2, 2011	86	26.11

The Company has $1,640 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of April 2, 2011. That cost is expected to be recognized over a weighted average period of 1.46 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 731,250 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of their annual salary in any year. Employees purchased 5,346 shares at a weighted average price of $24.88, and 5,505 shares at a weighted average price of $17.35, under the ESPP during the three months ended April 2, 2011, and April 3, 2010, respectively. The Company recognized $66 and $44 of compensation expense during the three months ended April 2, 2011, and April 3, 2010, respectively. At April 2, 2011, 513,056 shares remained available to be issued through the ESPP.

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

Directors may elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock are converted to deferred stock units. Deferred stock units are treated as liabilities. At April 2, 2011, there were 32,335 deferred stock units outstanding.

Directors were granted 2,510 and 2,614 shares for the three months ended April 2, 2011, and April 3, 2010, respectively. The Company recognized director stock compensation expense of $329 and $55 for the three months ended April 2, 2011, and April 3, 2010, respectively. The Plan authorizes the issuance of up to 180,000 shares of common stock. At April 2, 2011, 129,647 shares remained available to be issued through the Plan.

4.	RESTRICTED CASH

The restricted cash balance at April 2, 2011, consisted of $48 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K. The remaining amount of $89 relates to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

5.	INVENTORIES

	April 2, 2011	January 1, 2011

Raw materials	$5,125	$4,315
Work in process	3,717	3,628
Finished goods	3,547	3,379
Provision for slow moving inventory	(405)	(549)

Total	$11,984	$10,773

6.	GOODWILL

On April 2, 2011, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at January 1, 2011. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of April 2, 2011, no factors were identified that indicated impairment of the carrying value of the goodwill.

7.	INVESTMENTS

On January 5, 2011, Sun Hydraulics completed the sale of its Chinese joint venture company, Sun Hydraulics Systems (Shanghai) Co, Ltd., to the joint venture partner, Links Lin, for the amount of $1,451, and recognized a gain on the sale of $366. The former joint venture company has become Sun’s first authorized distributor in China. Concurrently, Sun established Sun Hydraulics China Co. Ltd, a representative office in Shanghai which now is the Company’s primary operation in the country.

8.	LONG-TERM DEBT

The Company has a $35,000 revolving line of credit with a commercial bank, collateralized by U.S. assets, with an interest rate of Libor plus 1.5% (1.76% at April 2, 2011), that comes due August 1, 2011. The Company did not have any debt outstanding for the periods ending April 2, 2011 and January 1, 2011.

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the bank. As of April 2, 2011, the Company was in compliance with all debt covenants.

9.	INCOME TAXES

At April 2, 2011, the Company had an unrecognized tax benefit of $169 including accrued interest for uncertain tax positions related to previous years. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of April 2, 2011, is not considered material to the Company’s Consolidated Financial Statements.

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

10.	SEGMENT REPORTING

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

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated

Three Months Ended April 2, 2011
Sales to unaffiliated customers	$30,467	$6,023	$7,188	$7,025	$—	$50,703
Intercompany sales	9,489	—	52	376	(9,917)	—
Operating income	9,976	941	1,740	1,206	48	13,911
Depreciation	1,292	25	99	241	—	1,657
Capital expenditures	896	122	45	48	—	1,111

Three Months Ended April 3, 2010
Sales to unaffiliated customers	$18,970	$4,192	$4,699	$3,744	$—	$31,605
Intercompany sales	5,097	—	53	338	(5,488)	—
Operating income (loss)	2,870	626	1,117	336	15	4,964
Depreciation	1,328	22	111	251	—	1,712
Capital expenditures	566	64	5	33	—	668

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparison of the Three Month Periods Ended April 2, 2011, and April 3, 2010, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense, foreign currency transaction gain/loss, and net miscellaneous income/expense.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company held available-for-sale securities with an aggregate fair value of $12,532 and $10,827 at April 2, 2011, and April 3, 2010, respectively. The Company, on a recurring basis, measures available-for-sale securities at fair value using quoted prices in active markets. The net unrealized holding gain amounted to $69 and $51 at April 2, 2011 and April 3, 2010, respectively. In addition, the Company reports deferred director stock units and phantom stock units as a liability. These liabilities, on a recurring basis, are measured at fair value using quoted prices in the active market. The Company’s liability was $1,463 and $723, at April 2, 2011, and April 3, 2010, respectively. The Company recognized expense related to those liabilities of $325 and $43, for the quarters ended April 2, 2011 and April 3, 2010, respectively.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended April 2, 2011 and April 3, 2010.

Assets measured at fair value on a recurring basis include the following as of April 2, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	April 2, 2011	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$12,532	$12,532	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	April 2, 2011	(Level 1)	(Level 2)	(Level 3)

Deferred director stock units	$1,463	$1,463	$—	$—
Phantom stock units	52	52	—	—

Total	$1,515	$1,515	$—	$—

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of twelve-month shipments of hydraulic products increased 42% in 2010, after a decrease of 40% in 2009. The index of shipments of hydraulic products increased 40% for the three-month period ending March 31, 2011, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction in the economy. The index increased to 61.2 in March 2011 compared to 60.4 in March 2010. In April 2011, the index was 60.4, which represents twenty-one consecutive months of expansion in the manufacturing sector. New orders and production continue to drive the PMI. Additionally, the employment index readings for the first four months of 2011 are the highest readings in the last 38 years. The PMI index, solidly above 50, indicates the continuing strength of the recovery.

Results for the first quarter

(Dollars in millions except net income per share)

	April 2, 2011	April 3, 2010	Increase
Three Months Ended
Net Sales	$50.7	$31.6	60%
Net Income	$9.8	$3.3	197%
Net Income per share:
Basic	$0.57	$0.20	185%
Diluted	$0.57	$0.20	185%

The capital goods environment has rebounded and is in a strong growth phase, as evidenced by PMI. Sun is experiencing solid top line growth, which is translating into improved operational results. Gross margins in the quarter were 39% with operating margins at 27%. More importantly, though difficult to quantify, management believes the Company continues to gain market share across all segments. The rapid upturn in this business cycle has gained momentum in 2011 and the Company continues to be able to meet the higher level of demand.

Sun participated in two tradeshows in March and April – the IFPE/CONEXPO show in Las Vegas and the Hanover Power Transmission Fair in Hanover, Germany. Sun introduced its new Series 4 Plus cartridges, which expand the flow capacity and are cost-effective alternatives for expensive, legacy industrial valves. The mood at both shows was upbeat, with a high energy level amongst both exhibitors and attendees.

Outlook

Second quarter 2011 revenues are expected to be approximately $53 million, up approximately 35% compared to the same period last year. Earnings per share are estimated to be $0.57 to $0.60 compared to $0.36 last year.

COMPARISON OF THE THREE MONTHS ENDED APRIL 2, 2011 AND APRIL 3, 2010

Net Sales

Net sales were $50.7 million, an increase of $19.1 million, or 60.4%, compared to $31.6 million in 2010. The increase in net sales was primarily driven by increased demand in our end markets, which primarily include capital goods equipment. A price increase, effective July 1, 2010, contributed approximately 3% to sales. The change in exchange rates had a positive impact on sales of approximately $0.1 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 15% of total sales.

North American sales increased 58.1% or $8.0 million, to $21.7 million, Asian sales increased 59.3% or $4.0 million, to $10.8 million, and European sales increased 66.6% or $6.7 million, to $16.8 million.

The U.S. reporting segment had sales of $30.5 million in the first quarter of 2011, up $11.5 million or 60.6%, compared to sales of $19.0 million during the first quarter last year. The increase was driven by demand in our end markets and the general upturn in the global economy. International sales out of the U.S. were $11.7 million during the first quarter of 2011, up 70.8% or $4.9 million, compared to $6.8 million during the first quarter last year. Significant increases in sales were noted in almost all geographic regions.

The Korean reporting segment had sales of $6.0 million during the first quarter of 2011, up $1.8 million or 43.7%, compared to sales of $4.2 million during the first quarter last year. The increase was related to demand in almost all market segments. Currency effect increased 2011 first quarter sales by approximately $0.1 million.

The German reporting segment had sales of $7.2 million during the first quarter of 2011, up $2.5 million or 53.0%, compared to sales of $4.7 million during the first quarter last year. Currency effect decreased 2011 first quarter sales by approximately $0.1 million. The increase in sales was primarily related to demand within Germany and from Austria and Italy.

The U.K. reporting segment had sales of $7.0 million during the first quarter of 2011, up $3.3 million or 87.6%, compared to sales of $3.7 million during the first quarter last year. Currency effect increased 2011 first quarter sales by approximately $0.1 million. The increase in sales was primarily related to demand within the U.K. and from Sweden, Norway, and France.

Gross Profit

Gross profit increased $9.8 million or 97.1% to $19.9 million in the first quarter of 2011, compared to $10.1 million in the first quarter last year. Gross profit as a percentage of net sales increased to 39.3% in the first quarter of 2010, compared to 32.0% in the first quarter last year. As sales increased across all segments, the Company is able to leverage its overhead costs to generate higher gross profit and is experiencing productivity improvements.

Higher sales volume in the first quarter of 2011 contributed $5.6 million of the increase. Decreases in overhead expenses as a percentage of sales added approximately $2.5 million to gross profit, which occurred primarily in the U.S. The remaining increase in gross profit was attributed to a price increase in July 2010, of approximately $1.7 million and productivity improvements of approximately $0.4 million. The increase in gross profit was partially offset by additional retirement benefit costs of approximately $0.9 million.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 17.0%, or $0.9 million, to $6.0 million in 2011, compared to $5.2 million last year. The change is related to additional retirement benefits primarily in the U.S. and compensation, including variable stock compensation. During the prior year, payroll reductions were still in effect for the first quarter.

Operating Income

Operating income increased $8.9 million or 180.2% to $13.9 million in the first quarter of 2011, compared to $5.0 million in the first quarter last year, with operating margins of 27.4% and 15.7% for the first quarters of 2011 and 2010, respectively. Based on the Company’s structure, the increase in sales during the first quarter of 2011 has improved operating margins across all segments. During this upturn, the Company has been able to respond to the increasing demand. As sales increase across all segments, the Company is experiencing productivity improvements and is able to leverage its overhead costs to generate higher operating income.

The U.S. reporting segment contributed $10.0 million to our consolidated operating income during the first quarter of 2011, compared to $2.9 million during the first quarter of 2010. This increase of $7.1 million in the U.S. operating segment was primarily related to leverage of its overhead costs. Decreases, as a percent of sales, in variable and fixed overhead costs added $2.9 million and absorption of selling, engineering, and administrative expenses added $1.8 million to operating income. The increase in sales volume resulted in $1.7 million of additional operating income. The remaining increases in operating income were from productivity improvements of $0.6 million.

The Korean reporting segment contributed $0.9 million to our consolidated operating income during the first quarter of 2011 compared to $0.6 million during the first quarter last year, an increase of $0.3 million. The increase in operating income was primarily related to the increase in sales volume.

The German reporting segment contributed $1.7 million to our consolidated operating income during the first quarter of 2011 compared to $1.1 million during the first quarter last year, an increase of $0.6 million. The increase in operating income was primarily related to the increase in sales volume. Additionally material cost increases of approximately $0.3 million were offset by the absorption of fixed costs.

The U.K. reporting segment contributed $1.2 million to our consolidated operating income during the first quarter of 2011 compared to $0.3 million during the first quarter last year, an increase of $0.9 million. The increase was primarily related to absorption of fixed costs adding $0.7 million to operating income, and productivity improvements of $0.2 million. These amounts were partially offset by increased material costs of $0.4 million. The increased sales volume contributed approximately $0.3 million to operating income.

Interest Income, Net

Net interest income was $0.2 million and $0.1 million for the quarters ended April 2, 2011, and April 3, 2010, respectively. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended April 2, 2011, was $51.1 million compared to $37.9 million for the quarter ended April 3, 2010.

Foreign Currency Transaction Loss (Gain), Net

Foreign currency gain was $0.1 for the quarter ended April 2, 2011, compared to a minimal gain for the quarter ended April 3, 2010. The Euro, British Pound and Korean Won all made gains against the U.S. Dollar during the current period.

Miscellaneous (Income) Expense, Net

There was net miscellaneous income of $0.3 million for the quarter ended April 2, 2011, compared to a minimal impact to net miscellaneous income for the quarter ended April 3, 2010. The income is primarily related to the gain on the sale of the Chinese joint venture company.

Income Taxes

The provision for income taxes for the quarter ended April 2, 2011, was 32.2% of pretax income compared to 35.7% for the quarter ended April 3, 2010. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The prior period provision was affected by discrete items related to a reserve for uncertain tax positions from previous years. Excluding these discrete items, the effective rate would have been approximately 31%.

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

Cash from operations for the three months ended April 2, 2011, was $13.8 million, compared to $2.1 million for the three months ended April 3, 2010. The $11.8 million increase in the Company’s net cash flow from operations during the period was due primarily to the increase in net income of $6.5 million and from increases in accruals and taxes receivable/payable totaling $7.8 million, compared to an increase of $2.4 million during 2010. Cash on hand increased $11.4 million from $33.3 million in 2010 to $44.7 million in 2011. Days sales outstanding (DSO) were 36 and 41 at April 2, 2011, and April 3, 2010, respectively. Inventory turns increased to 10.3 as of April 2, 2011, compared to 9.7 as of April 3, 2010.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $1.1 million for the three months ended April 2, 2011, compared to $0.6 million for the three months ended April 3, 2010. Capital expenditures for the year are projected to be approximately $10.0 million.

The Company continues to be watchful of both its capability and capacity. The current capacity is sufficient for the business levels expected throughout 2011. The Company recognizes that additional capacity may be required as the expansion of this business cycle and its market share gains continue.

The Company declared a quarterly dividend of $0.09 per share to shareholders of record as of March 31, 2011, payable on April 15, 2011. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

In March 2011, the Board of Directors once again declared a shared distribution for employees and shareholders based on the Company’s 2010 results. The shared distribution consisted of a 9% contribution of salaries to all eligible employees, most of which will be paid into retirement plans, and an $0.11 per share dividend to shareholders, totaling approximately $4.6 million. The shared distribution concept was introduced in 2008 as a way to reward both shareholders and employees when Sun has a successful year.

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

The Company uses the equity method of accounting to account for its investments in WhiteOak and High Country Tek. The Company does not have a majority ownership in or exercise control over either of the entities. These investments were not material to the financial statements of the Company at April 2, 2011.

Seasonality

The Company generally has experienced increased sales during the second quarter of the year, largely as a result of the order patterns of our customers. The Company’s second quarter net sales, income from operations and net income historically are the highest of any quarter during the year. However, due to the economic conditions of the past year, this pattern was not evident in 2010.

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

Accounts Receivable

The Company sells to most of its customers on a recurring basis, primarily through distributors with which the Company maintains long-term relationships. As a result, bad debt experience has not been material. The allowance for doubtful accounts is determined on a specific identification basis by a review of those accounts that are significantly in arrears. There can be no assurance that a distributor or a large direct sale customer with overdue accounts receivable balances will not develop financial difficulties and default on payment. See consolidated balance sheet for allowance amounts.

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at January 1, 2011. It was determined that the value of the goodwill was not impaired. There is no assurance that the value of the acquired company will not decrease in the future due to changing business conditions. See Note 6 for goodwill amounts.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended January 1, 2011, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended April 2, 2011. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at April 2, 2011.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4.	CONTROLS AND PROCEDURES

As of April 2, 2011, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 2, 2011, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the period ended April 2, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended January  1, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

Exhibit Number	Exhibit Description

10.1	Steven Hancox Employment Agreement dated January 1, 1994.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 10, 2011.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal
Financial and Accounting Officer)