Form 10-Q
period 2011-07-02
SUN HYDRAULICS CORP
filed 2011-08-10
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

The Registrant had 25,651,422 shares of common stock, par value $.001, outstanding as of July 22, 2011.

Sun Hydraulics Corporation

INDEX

For the quarter ended July 2, 2011

PART I: FINANCIAL INFORMATION

Item  1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	July 2, 2011	January 1, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,720	$33,206
Restricted cash	139	131
Accounts receivable, net of allowance for doubtful accounts of $83 and $82	23,352	16,399
Inventories	12,049	10,773
Income taxes receivable	483	1,154
Deferred income taxes	446	446
Marketable securities	12,866	11,614
Other current assets	2,907	2,556

Total current assets	101,962	76,279

Property, plant and equipment, net	53,031	53,127
Other assets	1,481	2,628

Total assets	$156,474	$132,034

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,175	$3,348
Accrued expenses and other liabilities	6,364	5,250
Dividends payable	2,307	1,531

Total current liabilities	13,846	10,129

Deferred income taxes	5,690	5,684
Other noncurrent liabilities	1,562	1,197

Total liabilities	21,098	17,010

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 40,000,000 shares authorized, par value $0.001, 25,646,862 and 25,522,568 shares outstanding	26	26
Capital in excess of par value	47,583	44,001
Retained earnings	85,610	71,132
Accumulated other comprehensive income	2,157	(135)

Total shareholders’ equity	135,376	115,024

Total liabilities and shareholders’ equity	$156,474	$132,034

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	July 2, 2011 (unaudited)	July 3, 2010 (unaudited)

Net sales	$54,770	$39,246

Cost of sales	33,096	25,262

Gross profit	21,674	13,984

Selling, engineering and administrative expenses	6,290	4,845

Operating income	15,384	9,139

Interest income, net	(186)	(144)
Foreign currency transaction (gain) loss, net	(33)	69
Miscellaneous expense (income), net	32	(109)

Income before income taxes	15,571	9,323

Income tax provision	5,134	3,210

Net income	$10,437	$6,113

Basic net income per common share	$0.41	$0.24

Weighted average basic shares outstanding	25,638	25,429

Diluted net income per common share	$0.41	$0.24

Weighted average diluted shares outstanding	25,674	25,477

Dividends declared per share	$0.090	$0.060

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Six months ended
	July 2, 2011	July 3, 2010
	(unaudited)	(unaudited)

Net sales	$105,473	$70,850

Cost of sales	63,857	46,747

Gross profit	41,616	24,103

Selling, engineering and administrative expenses	12,322	10,001

Operating income	29,294	14,102

Interest income, net	(349)	(281)
Foreign currency transaction (gain) loss, net	(87)	41
Miscellaneous income, net	(258)	(128)

Income before income taxes	29,988	14,470

Income tax provision	9,781	5,047

Net income	$20,207	$9,423

Basic net income per common share	$0.79	$0.37

Weighted average basic shares outstanding	25,593	25,421

Diluted net income per common share	$0.79	$0.37

Weighted average diluted shares outstanding	25,629	25,471

Dividends declared per share	$0.223	$0.120

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2011	—	$—	25,523	$26	$44,001	$71,132	$(135)	$115,024
Shares issued, other comp			8					—
Shares issued, stock options			9		61			61
Shares issued, ESPP			14		280			280
Shares issued, shared distribution			93		2,412			2,412
Stock-based compensation					829			829
Dividends declared						(5,729)		(5,729)
Comprehensive income:
Net income						20,207		20,207
Foreign currency translation adjustments							2,307	2,307
Unrealized loss on available-for-sale securities							(15)	(15)

Comprehensive income								22,499

Balance, July 2, 2011	—	$—	25,647	$26	$47,583	$85,610	$2,157	$135,376

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Six months ended
	July 2, 2011	July 3, 2010
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$20,207	$9,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,368	3,460
Loss on disposal of assets	69	21
Provision for deferred income taxes	6	(18)
Allowance for doubtful accounts	1	(13)
Stock-based compensation expense	829	540
Stock options income tax benefit	—	(29)
(Increase) decrease in:
Accounts receivable	(6,954)	(6,634)
Inventories	(1,276)	(1,501)
Income taxes receivable	671	1,485
Other current assets	(352)	(936)
Other assets	(318)	549
Increase (decrease) in:
Accounts payable	1,827	2,301
Accrued expenses and other liabilities	3,526	752
Income taxes payable	—	203
Other noncurrent liabilities	365	(37)

Net cash provided by operating activities	21,969	9,566

Cash flows from investing activities:
Proceeds from sale of joint venture	1,451	—
Capital expenditures	(2,811)	(1,325)
Proceeds from dispositions	30	—
Purchases of marketable securities	(5,500)	(11,126)
Proceeds from sale of marketable securities	4,190	5,390

Net cash used in investing activities	(2,640)	(7,061)

Cash flows from financing activities:
Proceeds from exercise of stock options	61	39
Proceeds from stock issued	281	176
Dividends to shareholders	(4,952)	(3,051)
Stock options income tax benefit	—	29

Net cash used in financing activities	(4,610)	(2,807)

Effect of exchange rate changes on cash and cash equivalents	1,803	(2,160)

Net increase (decrease) in cash and cash equivalents	16,522	(2,462)

Cash and cash equivalents, beginning of period	33,337	30,446

Cash and cash equivalents, end of period	$49,859	$27,984

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$9,104	$3,406
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$2,412	$—

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1.	BASIS OF PRESENTATION AND SUMMARY OF BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, is located in Mediapolis, Iowa, and designs and produces complementary electronic control products. High Country Tek, Inc. (“HCT”), a 48% equity method investment, is located in Nevada City, California, and designs and manufacturers ruggedized electronic/hydraulic control solutions for mobile equipment markets. Sun Hydraulics also has a representative office in Shanghai, China, and a sales office in Bangalore, India, to develop new business opportunities in the Chinese and Indian markets.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 11, 2011. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and six month periods ended July 2, 2011, are not necessarily indicative of the results that may be expected for the period ending December 31, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$10,437	$6,113	$20,207	$9,423
Weighted average basic shares outstanding	25,638	25,429	25,593	25,421
Basic net income per common share	$0.41	$0.24	$0.79	$0.37
Effect of dilutive stock options	36	48	36	50
Weighted average diluted shares outstanding	25,674	25,477	25,629	25,471
Diluted net income per common share	$0.41	$0.24	$0.79	$0.37

Stock Split

On June 9, 2011, the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record on June 30, 2011, payable on July 15, 2011. The Company issued approximately 8,500,000 shares of common stock as a result of the stock split. The effect of the stock split on outstanding shares and earnings per share was retroactively applied to all periods presented.

3.	STOCK-BASED COMPENSATION

During 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”), which provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 3,375,000 shares of the Company’s common stock by officers, employees and directors of the Company. Under the terms of the plan, incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted at the discretion of the Company’s Board of Directors. The maximum term of an option may not exceed 10 years, and options become exercisable at such times and in such installments as determined by the Board of Directors.

A summary of activity under the 1996 Plan for the six months ended July 2, 2011, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding as of January 1, 2011	9	$6.67
Granted	—
Exercised	(9)	$6.67
Forfeitures	—

Options outstanding as of July 2, 2011	—	$—	0.00	$—

Options exercisable as of July 2, 2011	—	$—	0.00	$—

As of July 2, 2011, all options under the 1996 Plan have been exercised and the Plan is no longer active.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for the six month periods ended July 2, 2011, and July 3, 2010, was zero and $3 respectively. There were no options granted during these periods.

In September 2006, the Company adopted the 2006 Stock Option Plan (“2006 Plan”), which provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 1,125,000 shares of the Company’s common stock by officers, employees and directors of the Company. The Company adopted the 2006 Plan due to the expiration of the Company’s 1996 Stock Option Plan in 2006. Under the terms of the plan, incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted at the discretion of the Company’s Board of Directors. The maximum term of an option may not exceed 10 years, and options become exercisable at such times and in such installments as determined by the Board of Directors. No awards have been granted under the 2006 Plan.

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 928,125 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the six months ended July 2, 2011, and July 3, 2010, totaled $518 and $408 respectively.

The following table summarizes restricted stock activity from January 1, 2011, through July 2, 2011:

	Number of shares	Weighted average grant-date fair value

Nonvested balance at January 1, 2011	129	17.41
Granted	—	—
Vested	—	—
Forfeitures	—	—

Nonvested balance at July 2, 2011	129	17.41

The Company has $1,382 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of July 2, 2011. That cost is expected to be recognized over a weighted average period of 1.23 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of their annual salary in any year. Employees purchased 14,405 shares at a weighted average price of $19.05, and 14,226 shares at a weighted average price of $12.98, under the ESPP during the six months ended July 2, 2011, and July 3, 2010, respectively. The Company recognized $105 and $61 of compensation expense during the six months ended July 2, 2011, and July 3, 2010, respectively. At July 2, 2011, 763,199 shares remained available to be issued through the ESPP.

The Company has a Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”), which originally was adopted by the Board of Directors and approved by the shareholders in 2004. The Plan was amended on March 1, 2008, and was approved by the shareholders at the 2008 Annual Meeting. Under the Plan, Directors who are not officers of the Company are paid 250 shares of Company common stock and $3 in cash fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they serve when the committee meeting is not held within one day of a meeting of the Board of Directors. Additionally, the Board of Directors has the authority to increase from time to time, as it deems desirable or appropriate, the number of shares of stock awarded to all or any one or more of the Nonemployee Directors. No more than 25,000 shares of stock, in the aggregate, may be issued under the Plan during any single calendar year. Committee Chairmen currently receive additional fees equal to 25% of normal compensation and the Chairman of the Board is paid twice the amount of normal compensation, with such additional compensation payable in Company common stock.

Directors may elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock are converted to deferred stock units. Deferred stock units are treated as liabilities. At July 2, 2011, there were 48,640 deferred stock units outstanding. The Plan has been amended to eliminate deferral of cash fees or fees paid in stock subsequent to June 7, 2011.

Directors were granted 7,468 and 7,918 shares for the six months ended July 2, 2011, and July 3, 2010, respectively. The Company recognized director stock compensation expense of $512 and $36 for the six months ended July 2, 2011, and July 3, 2010, respectively. The Plan authorizes the issuance of up to 270,000 shares of common stock. At July 2, 2011, 190,768 shares remained available to be issued through the Plan.

4.	RESTRICTED CASH

The restricted cash balance at July 2, 2011, consisted of $48 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K. The remaining amount of $91 relates to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

5.	INVENTORIES

	July 2, 2011	January 1, 2011
Raw materials	$5,569	$4,315
Work in process	3,761	3,628
Finished goods	3,246	3,379
Provision for slow moving inventory	(527)	(549)

Total	$12,049	$10,773

6.	GOODWILL

On July 2, 2011, the Company had $715 of goodwill, related to its acquisition of Sun Korea. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at January 1, 2011. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of July 2, 2011, no factors were identified that indicated impairment of the carrying value of the goodwill.

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

The Company has a $35,000 revolving line of credit with a commercial bank, collateralized by U.S. assets, with an interest rate of Libor plus 1.5% (1.69% at July 2, 2011), that comes due August 1, 2011. The Company did not have any debt outstanding for the periods ending July 2, 2011 and January 1, 2011.

The revolving line of credit is subject to debt covenants (capitalized terms are defined therein) including: 1) Debt to Tangible Net Worth ratio of not more than 1.5:1.0, 2) Funded Debt to EBITDA ratio of not more than 2.5:1.0, and 3) EBIT to Interest Expense ratio of not less than 1.1:1.0; and requires the Company to maintain its primary domestic deposit accounts with the bank. As of July 2, 2011, the Company was in compliance with all debt covenants.

The Company refinanced its debt effective August 1, 2011. See footnote 14. Subsequent Events.

9.	INCOME TAXES

At July 2, 2011, the Company had an unrecognized tax benefit of $169 including accrued interest for uncertain tax positions related to previous years. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of July 2, 2011, is not considered material to the Company’s Consolidated Financial Statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2004 for the majority of tax jurisdictions.

The Company’s federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2004 through 2009. The IRS proposed a significant adjustment to the Company’s research and development tax credit position. Management has disagreed with the proposed adjustment and believes sufficient evidence is available to defend the position. To date, there have not been any other significant proposed adjustments that have not been accounted for in the Company’s financial statements.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months the Company will resolve some or all of the matters presently under consideration with the IRS, and that there could be significant increases or decreases to unrecognized tax benefits.

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

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated

Three Months Ended July 2, 2011
Sales to unaffiliated customers	$35,152	$5,674	$7,308	$6,636	$—	$54,770
Intercompany sales	8,470	—	63	407	(8,940)	—
Operating income	11,383	659	1,922	1,281	139	15,384
Depreciation	1,292	29	88	246	—	1,655
Capital expenditures	1,615	23	5	56	—	1,699

Three Months Ended July 3, 2010
Sales to unaffiliated customers	$25,259	$4,644	$4,669	$4,674	$—	$39,246
Intercompany sales	6,785	—	28	287	(7,100)	—
Operating income (loss)	7,005	651	911	759	(187)	9,139
Depreciation	1,320	22	102	234	—	1,678
Capital expenditures	515	48	1	92	—	656

Six Months Ended July 2, 2011
Sales to unaffiliated customers	$65,618	$11,697	$14,496	$13,662	$—	$105,473
Intercompany sales	17,959	—	116	783	(18,858)	—
Operating income	21,359	1,599	3,662	2,487	187	29,294
Depreciation	2,585	54	188	486	—	3,313
Capital expenditures	2,510	146	50	104	—	2,810

Six Months Ended July 3, 2010
Sales to unaffiliated customers	$44,228	$8,836	$9,368	$8,418	$—	$70,850
Intercompany sales	11,882	—	81	625	(12,588)	—
Operating income (loss)	9,875	1,277	2,028	1,095	(173)	14,102
Depreciation	2,648	44	214	484	—	3,390
Capital expenditures	1,081	113	5	125	—	1,324

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparison of the Six Month Periods Ended July 2, 2011, and July 3, 2010, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense, foreign currency transaction gain/loss, and net miscellaneous income/expense.

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

The Company held available-for-sale securities with an aggregate fair value of $12,866 and $13,352 at July 2, 2011, and July 3, 2010, respectively. The Company, on a recurring basis, measures available-for-sale securities at fair value using quoted prices in active markets. The net unrealized holding gain amounted to $81 at July 2, 2011, and a net unrealized holding loss of $54 at July 3, 2010. In addition, the Company reports deferred director stock units and phantom stock units as a liability. These liabilities, on a recurring basis, are measured at fair value using quoted prices in the active market. The Company’s liability was $1,635 and $676, at July 2, 2011, and July 3, 2010, respectively. The Company recognized expense related to those liabilities of $101 for the period ended July 2, 2011, and a net gain related to those expenses of $50 for the period ended July 3, 2010.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended July 2, 2011, and July 3, 2010.

Assets measured at fair value on a recurring basis include the following as of July 2, 2011:

		Fair Value Measurements at Reporting Date Using
Description	July 2, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$12,866	$12,866	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	July 2, 2011	(Level 1)	(Level 2)	(Level 3)

Deferred director stock units	$1,562	$1,562	$—	$—
Phantom stock units	73	73	—	—

Total	$1,635	$1,635	$—	$—

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value based on their short-term status.

12.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance amending certain fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect material financial statement implications relating to the adoption of this guidance.

In June 2011, the FASB issued guidance amending the presentation of comprehensive income. This amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. The guidance requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other material impact on our consolidated financial statements.

13.	COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

14.	SUBSEQUENT EVENTS

Effective August 1, 2011, the company completed a credit and security agreement in the U.S. with Fifth Third Bank (the “Bank”). The new agreement provides for three separate credit facilities totaling $50,000.

Facility A is a $15,000 unsecured revolving line of credit and requires monthly payments of interest. Facility A has a floating interest rate of 1.45% over the 30-day LIBOR Rate (as defined).

Facility B is an accordion feature to increase the revolving line of credit to a $35,000 secured revolving line of credit. Facility B will be secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. Facility B will bear interest at the 30-day LIBOR Rate or the Bank’s Base Rate (as defined), at the Company’s discretion, plus a margin based on the Borrower’s Funded Debt to EBITDA Leverage Ratio (as defined). The LIBOR Margin ranges from 1.45% to 2.25% and the Bank’s Base Rate ranges from -0.25% to 0.00%.

Facility C is a $15,000 construction and term loan. Facility C requires monthly payments of interest for the first 24 months and monthly payments of principal plus accrued interest for 60 months based upon a 15 year amortization schedule. The Construction Loan bears interest at the 30-day LIBOR Rate or the Bank’s Base Rate, at the Company’s discretion, plus a margin based on the Borrower’s Funded Debt to EBITDA Leverage Ratio. The LIBOR Margin ranges from 1.65% to 2.45% and the Bank’s Base Rate ranges from -0.05% to 0.20%.

Facility A or Facility B (if activated) is payable in full on August 1, 2016. Facility C is payable seven years after the closing of the facility. Maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank.

Facility A is subject to debt covenants (capitalized terms are defined therein) including: 1) Minimum Tangible Net Worth of not less than $92,000, increased annually by 50% of Net Income, and 2) Minimum EBITDA of not less than $5,000; and requires the Company to maintain its primary domestic deposit accounts with the bank.

If Facility B or Facility C are activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of twelve-month shipments of hydraulic products increased 42% in 2010, after a decrease of 40% in 2009. The index of shipments of hydraulic products increased 26% for the three-month period ending June 30, 2011, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction in the economy. The index decreased to 55.3 in June 2011 compared to 56.2 in June 2010. In July 2011, the index was 50.9, which represents twenty-four consecutive months of expansion in the manufacturing sector, although at a slower rate than in June 2011. Production and employment continued to grow in July, while new orders showed contraction.

Results for the second quarter

(Dollars in millions except net income per share)

	July 2, 2011	July 3, 2010	Increase

Three Months Ended
Net Sales	$54.8	$39.2	40%
Net Income	$10.4	$6.1	70%
Net Income per share:
Basic	$0.41	$0.24	71%
Diluted	$0.41	$0.24	71%

Six Months Ended
Net Sales	$105.5	$70.9	49%
Net Income	$20.2	$9.4	115%
Net Income per share:
Basic	$0.79	$0.37	114%
Fully Diluted	$0.79	$0.37	114%

The global capital goods expansion is strong and Sun’s second quarter activity reflects that. Sales were higher than Q2 estimates and all regions contributed to the top line growth. Earnings were consistent with strong first quarter results. Gross margin remains high, at 39.6%, as manufacturing assets continue to be leveraged. The US PMI, Sun’s primary leading indicator, demonstrates that further expansion is at hand.

Product development continues to yield interesting additions to the product line. New products, which account for approximately 10% – 12% of sales, provide new and efficient innovative solution possibilities. Sun’s brand is built on developing products that help customers’ create unique solutions for their motion control needs and management believes the Company continues to meet that challenge.”

Outlook

Third quarter 2011 revenues are expected to be approximately $53 million, reflecting what the Company believes is its normal seasonal business pattern. This represents a 39% increase over 2010 third quarter revenue of $38 million. Earnings per share for the third quarter are estimated to be $0.38 to $0.41, commensurate with sales levels, and compared with $0.23 cents in the same quarter last year.

COMPARISON OF THE THREE MONTHS ENDED JULY 2, 2011 AND JULY 3, 2010

Net Sales

Net sales were $54.8 million, an increase of $15.5 million, or 39.6%, compared to $39.2 million in 2010. The increase in net sales was primarily driven by increased demand in our end markets, which primarily include capital goods equipment. A price increase, effective July 1, 2010, contributed approximately 3% to sales. The change in exchange rates had a positive impact on sales of approximately $1.4 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 12% of total sales.

North American sales increased 38.0% or $6.7 million, to $24.3 million, Asian sales increased 28.5% or $2.5 million, to $11.3 million, and European sales increased 50.6% or $5.7 million, to $17.0 million.

The U.S. reporting segment had sales of $35.2 million in the second quarter of 2011, up $9.9 million or 39.2%, compared to sales of $25.3 million during the second quarter last year. The increase was driven by demand in our end markets and the general upturn in the global economy. International sales out of the U.S. were $14.0 million during the second quarter of 2011, up 44.1% or $4.3 million, compared to $9.7 million during the second quarter last year. Significant increases in sales were noted in almost all geographic regions.

The Korean reporting segment had sales of $5.7 million during the second quarter of 2011, up $1.0 million or 22.2%, compared to sales of $4.6 million during the second quarter last year. The increase was related to demand in almost all market segments. Currency effect increased 2011 second quarter sales by approximately $0.4 million.

The German reporting segment had sales of $7.3 million during the second quarter of 2011, up $2.6 million or 56.5%, compared to sales of $4.7 million during the second quarter last year. Currency effect increased 2011 second quarter sales by approximately $0.8 million. The increase in sales was primarily related to demand within Germany and from Austria and Italy.

The U.K. reporting segment had sales of $6.6 million during the second quarter of 2011, up $1.9 million or 42.0%, compared to sales of $4.7 million during the second quarter last year. Currency effect increased 2011 second quarter sales by approximately $0.2 million. The increase in sales was primarily related to demand within the U.K. and from Sweden, Norway, and France.

Gross Profit

Gross profit increased $7.7 million or 55.0% to $21.7 million in the second quarter of 2011, compared to $14.0 million in the second quarter last year. Gross profit as a percentage of net sales increased to 39.6% in the second quarter of 2011, compared to 35.6% in the second quarter last year. As sales increased across all segments, the Company was able to leverage its overhead costs to generate higher gross profit and also achieved productivity improvements.

Higher sales volume in the second quarter of 2011 contributed $4.9 million of the increase. Decreases in fixed overhead expenses as a percentage of sales added approximately $1.1 million to gross profit, which occurred primarily in the U.S. The remaining increase in gross profit was attributed to a price increase in July 2010, of approximately $1.8 million and productivity improvements of approximately $0.5 million. The increase in gross profit was partially offset by additional retirement benefit costs of approximately $1.0 million and material costs of $0.5 million.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 29.8%, or $1.4 million, to $6.3 million in 2011, compared to $4.8 million last year. The change for the second quarter of 2011 was related to additional retirement benefits of approximately $0.4 million, which were primarily in the U.S., and compensation, including variable stock compensation, totaling $0.6 million.

Operating Income

Operating income increased $6.2 million or 68.3% to $15.4 million in the second quarter of 2011, compared to $9.1 million in the second quarter last year, with operating margins of 28.1% and 23.3% for the second quarters of 2011 and 2010, respectively. As sales increased during the second quarter across all segments, the Company was able to respond to the increase in demand. Through productivity improvements and by leveraging its overhead costs, the Company generated higher operating income.

The U.S. reporting segment contributed $11.4 million to our consolidated operating income during the second quarter of 2011, compared to $7.0 million during the second quarter of 2010. This increase of $4.4 million in the U.S. operating segment was primarily related to the increase in sales volume, which resulted in $2.7 million of additional operating income. The remaining increase was primarily related to leverage of overhead costs. Decreases, as a percent of sales, in variable and fixed overhead costs added $0.9 million and absorption of selling, engineering, and administrative expenses added $0.3 million to operating income. The remaining increases in operating income were from productivity improvements of $0.5 million.

The Korean reporting segment contributed $0.7 million to our consolidated operating income during the second quarter of 2011 compared to $0.7 million during the second quarter last year. Operating income from additional sales volume was offset primarily by increased material costs.

The German reporting segment contributed $1.9 million to our consolidated operating income during the second quarter of 2011 compared to $0.9 million during the second quarter last year, an increase of $1.0 million. Increased sales volume contributed $0.5 million to additional operating income. The remaining increase was related to decreases, as a percent of sales, in material costs of $0.3 million and fixed costs of $0.2 million.

The U.K. reporting segment contributed $1.3 million to our consolidated operating income during the second quarter of 2011 compared to $0.8 million during the second quarter last year, an increase of $0.5 million. Increased sales volume contributed $0.3 million to additional operating income. The remaining increase was primarily related to absorption of fixed costs adding $0.2 million to operating income, and productivity improvements of $0.1 million. These amounts were partially offset by increased material costs of $0.1 million.

Interest Income, Net

Net interest income was $0.2 million and $0.1 million for the quarters ended July 2, 2011, and July 3, 2010, respectively. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended July 2, 2011, was $52.0 million compared to $39.5 million for the quarter ended July 3, 2010.

Foreign Currency Transaction Loss (Gain), Net

There was minimal impact from foreign currency transaction gain or loss for the quarters ended July 2, 2011, and July 3, 2010.

Miscellaneous (Income) Expense, Net

There was minimal net miscellaneous expense for the quarter ended July 2, 2011, compared to net miscellaneous income of $0.1 for the quarter ended July 3, 2010.

Income Taxes

The provision for income taxes for the quarter ended July 2, 2011, was 33.0 % of pretax income compared to 34.4% for the quarter ended July 3, 2010. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The prior period provision was affected by discrete items related to a reserve for uncertain tax positions from previous years. Excluding these discrete items, the effective rate would have been approximately 33%.

COMPARISON OF THE SIX MONTHS ENDED JULY 2, 2011 AND JULY 3, 2010

Net Sales

Net sales were $105.5 million in 2011, an increase of $34.6 million, or 48.9%, compared to $70.9 million in 2010. Net sales increased 46.1% excluding the effect of exchange rates. The increase in net sales was primarily driven by increased demand in our end markets, which primarily include capital goods equipment. A price increase, effective July 1, 2010, contributed approximately 3% to sales. New product sales (defined as products introduced within the last five years) generally make up 10 - 12% of total sales.

North American sales increased 46.5% or $14.6 million, to $46.0 million, Asian sales increased 41.9% or $6.5 million, to $22.1 million, and European sales increased 58.6% or $12.5 million, to $33.8 million.

The U.S. reporting segment had sales of $65.6 million in 2011, up $21.4 million or 48.4%, compared to sales of $44.2 million last year. The increase was driven by demand in our end markets and the general upturn in the global economy. International sales out of the U.S. were $25.7 million in 2011, up 54.8% or $9.1 million, compared to $16.6 million last year. Significant increases in sales were noted in almost all geographic regions.

The Korean reporting segment had sales of $11.7 million in 2011, up $2.9 million or 32.4%, compared to sales of $8.8 million last year. The increase was related to demand in almost all market segments. Currency effect increased 2011 second quarter sales by approximately $0.5 million.

The German reporting segment had sales of $14.5 million in 2011, up $5.1 million or 54.7%, compared to sales of $9.4 million last year. The increase was primarily related to demand within Germany. Currency effect increased 2011 sales by approximately $0.7 million.

The U.K. reporting segment had sales of $13.7 million in 2011, up $5.2 million or 62.3%, compared to sales of $8.4 million last year. The increase was primarily related to demand within the U.K. Currency effect increased 2011 sales by approximately $0.3 million

Gross Profit

Gross profit increased $17.5 million or 72.7% to $41.6 million, compared to $24.1 million last year. Gross profit as a percentage of net sales increased to 39.5% in 2011, compared to 34.0% last year. As sales increased across all segments, the Company achieved productivity improvements and was able to leverage its overhead costs to generate higher gross profit.

Higher sales volume in 2011 contributed $10.6 million of the increase. The remaining increase in gross profit was attributed to productivity improvements of approximately $0.9 million, decreases in overhead expenses as a percentage of sales of approximately $3.4 million, both of which occurred primarily in the U.S., and a price increase in July 2010, of approximately $3.5 million. The increase in gross profit was partially offset by higher material costs as a percent of sales of approximately $0.9 million and additional retirement benefit costs of approximately $2.0 million.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 23.2%, or $2.3 million, to $12.3 million in 2011, compared to $10.0 million last year. The change was related to additional retirement benefits of approximately $0.7 million, which were primarily in the U.S., and compensation, including variable stock compensation totaling $1.1 million.

Operating Income

Operating income increased $15.2 million or 107.8% to $29.3 million in 2011, compared to $14.1 million last year, with operating margins of 27.8% and 19.9% for 2011 and 2010, respectively. The increase in sales during 2011 has improved operating margins across almost all segments. The Company has been able to respond to the increasing demand in 2011. As sales increase across all segments, the Company achieved productivity improvements and was able to leverage its overhead costs to generate higher operating income.

The U.S. reporting segment contributed $21.4 million to our consolidated operating income during 2011, compared to $9.9 million during 2010, an increase of $11.5 million. The increase in the U.S. operating segments was primarily related to productivity gains and leverage of its overhead costs. Productivity gains contributed $1.0 million and decreases in variable and fixed overhead costs, as a percent of sales, added $3.6 million to operating income. Absorption of selling, engineering, and administrative expenses added $1.8 million of additional operating income. The remaining increase was primarily from increased sales volume which added $4.8 million of additional operating income.

The Korean reporting segment contributed $1.6 million to our consolidated operating income during 2011 compared to $1.3 million last year, an increase of $0.3 million. The increase in operating income was primarily related to increased sales volume.

The German reporting segment contributed $3.7 million to our consolidated operating income during 2011 compared to $2.0 million last year, an increase of $1.6 million. The increase was primarily related to increased sales volume, which contributed $1.1 million of additional operating income. The remaining increase was related to the absorption of fixed overhead costs.

The U.K. reporting segment contributed $2.5 million to our consolidated operating income during 2011 compared to $1.1 million last year, an increase of $1.4 million. Increased sales volume contributed $0.7 million of additional operating income. The remaining increase was primarily related to productivity improvement of $0.3 million and decreased variable and fixed costs of $0.9 million. These amounts were partially offset by increased material costs of $0.5 million.

Interest Income, Net

Net interest income was $0.3 million in 2011 and 2010. The Company currently has no outstanding debt. Total average cash and investments for the six months ended July 2, 2011, was $53.8 million compared to $39.8 million for the six months ended July 3, 2010. Although average cash increased, interest income remained flat due to lower interest rates compared to the prior year.

Foreign Currency Transaction (Gain) Loss, Net

There was a foreign currency transaction gain of $0.1 million during the six months ended July 2, 2011, compared to minimal impact to net expense from foreign currency during the six months ended July 3, 2010. During the current period, the British Pound, Euro, and Korean Won all made gains against the U.S. Dollar.

Miscellaneous Income, Net

There was net miscellaneous income of $0.3 million in 2011, compared to net miscellaneous income of $0.1 for 2010. The 2011 income was related primarily to the gain on the sale of the Chinese joint venture company.

Income Taxes

The provision for income taxes for the six months ended July 2, 2011, was 32.6% of pretax income compared to 34.9% for the six months ended July 3, 2010. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The prior year provision was affected by discrete items related to a reserve for uncertain tax positions from previous years. Excluding these discrete items, the effective rate would have been approximately 32.5%.

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

Cash from operations for the six months ended July 2, 2011, was $22.0 million, compared to $9.6 million for the six months ended July 3, 2010. The $12.4 million increase in the Company’s net cash flow from operations during the period was due primarily to the increase in net income of $10.8 million and from increases in accounts payable and accruals totaling $5.4 million, compared to an increase of $3.1 million during 2010. Cash on hand increased $21.9 million from $28.0 million in 2010 to $49.9 million in 2011. Days sales outstanding (DSO) were 39 and 38 at July 2, 2011, and July 3, 2010, respectively. Inventory turns were 11.0 as of July 2, 2011 and 10.9 as of July 3, 2010.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $2.8 million for the six months ended July 2, 2011, compared to $1.3 million for the six months ended July 3, 2010. Capital expenditures for the year are projected to be approximately $10.0 million.

The Company continues to be watchful of both its capability and capacity. The current capacity is sufficient for the business levels expected throughout 2011. The Company recognizes that additional capacity may be required as the expansion of this business cycle and its market share gains continue.

The Company declared a 50% stock dividend and quarterly cash dividend of $0.09 per share during the quarter ended June 30, 2011; both were payable on July 15, 2011, to shareholders of record as of June 30, 2011. The cash dividend was payable on the new total shares outstanding after the stock dividend. This represents a 50% increase in the cash dividend. The new share amounts enhance the trading activity in the marketplace and provide Sun a flexible platform for future financing activities. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

The Company uses the equity method of accounting to account for its investments in WhiteOak and High Country Tek. The Company does not have a majority ownership in or exercise control over either of the entities. These investments were not material to the financial statements of the Company at July 2, 2011.

Seasonality

The Company generally has experienced increased sales during the second quarter of the year, largely as a result of the order patterns of our customers. The Company’s second quarter net sales, income from operations and net income historically are the highest of any quarter during the year. However, due to the economic conditions prevailing last year, this pattern was not evident in 2010.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended January 1, 2011, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended July 2, 2011. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at July 2, 2011.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES

As of July 2, 2011, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 2, 2011, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the period ended July 2, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended January  1, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

Exhibit Number	Exhibit Description

10.1†	Amendment to Sun Hydraulics Corporation Amended and Restated 2004 Nonemployee Director Equity and Deferred Compensation Plan.

10.2†	Fifth Amendment to Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

Exhibit 101.1 Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

†	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 10, 2011.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal
Financial and Accounting Officer)