Form 10-Q
period 2011-10-01
SUN HYDRAULICS CORP
filed 2011-11-09
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

The Registrant had 25,651,825 shares of common stock, par value $.001, outstanding as of October 28, 2011.

Sun Hydraulics Corporation

INDEX

For the quarter ended October 1, 2011

PART I: FINANCIAL INFORMATION

Item  1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	October 1, 2011	January 1, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,712	$33,206
Restricted cash	132	131
Accounts receivable, net of allowance for doubtful accounts of $98 and $82	19,880	16,399
Inventories	12,040	10,773
Income taxes receivable	288	1,154
Deferred income taxes	446	446
Marketable securities	14,932	11,614
Other current assets	1,181	2,556

Total current assets	101,611	76,279

Property, plant and equipment, net	55,312	53,127
Other assets	5,700	2,628

Total assets	$162,623	$132,034

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,392	$3,348
Accrued expenses and other liabilities	6,611	5,250
Notes payable - 1 year	100	—
Dividends payable	2,309	1,531

Total current liabilities	14,412	10,129

Deferred income taxes	5,684	5,684
Other noncurrent liabilities	1,051	1,197

Total liabilities	21,147	17,010

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 40,000,000 shares authorized, par value $0.001, 25,655,056 and 25,522,568 shares outstanding	26	26
Capital in excess of par value	48,100	44,001
Retained earnings	94,674	71,132
Accumulated other comprehensive income	(1,324)	(135)

Total shareholders’ equity	141,476	115,024

Total liabilities and shareholders’ equity	$162,623	$132,034

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	October 1, 2011	October 2, 2010
	(unaudited)	(unaudited)

Net sales	$53,041	$38,073

Cost of sales	32,293	24,523

Gross profit	20,748	13,550

Selling, engineering and administrative expenses	5,249	5,368

Operating income	15,499	8,182

Interest income, net	(241)	(195)
Foreign currency transaction loss, net	50	14
Miscellaneous income, net	(1,292)	(46)

Income before income taxes	16,982	8,409

Income tax provision	5,588	2,700

Net income	$11,394	$5,709

Basic net income per common share	$0.44	$0.22

Weighted average basic shares outstanding	25,652	25,441

Diluted net income per common share	$0.44	$0.22

Weighted average diluted shares outstanding	25,701	25,490

Dividends declared per share	$0.090	$0.060

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Nine months ended
	October 1, 2011	October 2, 2010
	(unaudited)	(unaudited)

Net sales	$158,514	$108,923

Cost of sales	96,147	71,270

Gross profit	62,367	37,653

Selling, engineering and administrative expenses	17,570	15,369

Operating income	44,797	22,284

Interest income, net	(590)	(477)
Foreign currency transaction (gain) loss, net	(36)	56
Miscellaneous income, net	(1,550)	(175)

Income before income taxes	46,973	22,880

Income tax provision	15,369	7,747

Net income	$31,604	$15,133

Basic net income per common share	$1.23	$0.60

Weighted average basic shares outstanding	25,613	25,428

Diluted net income per common share	$1.23	$0.59

Weighted average diluted shares outstanding	25,653	25,478

Dividends declared per share	$0.313	$0.180

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2011	—	$—	25,523	$26	$44,001	$71,132	$(135)	$115,024
Shares issued, other comp			11					—
Shares issued, stock options			11		61			61
Shares issued, ESPP			17		408			408
Shares issued, shared distribution			93		2,412			2,412
Stock-based compensation					1,218			1,218
Dividends declared						(8,062)		(8,062)
Comprehensive income:
Net income						31,604		31,604
Foreign currency translation adjustments							(657)	(657)
Unrealized loss on available-for-sale securities							(532)	(532)

Comprehensive income								30,415

Balance, October 1, 2011	—	$—	25,655	$26	$48,100	$94,674	$(1,324)	$141,476

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended
	October 1, 2011	October 2, 2010
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$31,604	$15,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,025	5,116
(Gain)Loss on disposal of assets	(27)	22
Gain on investment in HCT	(1,244)	—
Provision for deferred income taxes	—	(6)
Allowance for doubtful accounts	16	3
Stock-based compensation expense	1,218	798
Stock options income tax benefit	—	(32)
(Increase) decrease in, net of acquisition:
Accounts receivable	(2,927)	(6,474)
Inventories	(823)	(1,962)
Income taxes receivable	866	1,509
Other current assets	(488)	(1,184)
Other assets	(88)	622
Increase (decrease) in, net of acquisition:
Accounts payable	1,534	1,994
Accrued expenses and other liabilities	3,535	1,569
Other noncurrent liabilities	(202)	164

Net cash provided by operating activities	37,999	17,272

Cash flows from investing activities:
Proceeds from sale of joint venture	1,451	—
Investment in HCT, net of cash received	(1,776)	—
Capital expenditures	(6,778)	(2,060)
Proceeds from dispositions	30	—
Purchases of marketable securities	(10,395)	(11,626)
Proceeds from sale of marketable securities	6,497	7,326

Net cash used in investing activities	(10,971)	(6,360)

Cash flows from financing activities:
Proceeds from exercise of stock options	61	44
Proceeds from stock issued	408	303
Dividends to shareholders	(7,284)	(4,583)
Stock options income tax benefit	—	32

Net cash used in financing activities	(6,815)	(4,204)

Effect of exchange rate changes on cash and cash equivalents	(706)	(205)

Net increase in cash and cash equivalents	19,507	6,503

Cash and cash equivalents, beginning of period	33,337	30,446

Cash and cash equivalents, end of period	$52,844	$36,949

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$14,503	$6,276
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$2,412	$—

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1.	BASIS OF PRESENTATION AND SUMMARY OF BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, operates a sales and engineering support facility. On September 27, 2011 Sun Hydraulics purchased the outstanding shares of High Country Tek, Inc. (“HCT”) it did not already own. HCT is located in Nevada City, California, and designs and manufacturers ruggedized electronic/hydraulic control solutions for mobile equipment markets. (See note 8) WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, is located in Mediapolis, Iowa, and designs and produces complementary electronic control products. Sun Hydraulics also has a representative office in Shanghai, China, and a sales office in Bangalore, India, to develop new business opportunities in the Chinese and Indian markets.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 9, 2011. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and nine month periods ended October 1, 2011, are not necessarily indicative of the results that may be expected for the period ending December 31, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net income	$11,394	$5,709	$31,604	$15,133
Weighted average basic shares outstanding	25,652	25,441	25,613	25,428
Basic net income per common share	$0.44	$0.22	$1.23	$0.60
Effect of dilutive stock options	49	49	40	50
Weighted average diluted shares outstanding	25,701	25,490	25,653	25,478
Diluted net income per common share	$0.44	$0.22	$1.23	$0.59

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

A summary of activity under the 1996 Plan for the nine months ended October 1, 2011, is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Options outstanding as of January 1, 2011	9	$6.67
Granted	—
Exercised	(9)	$6.67
Forfeitures	—

Options outstanding as of October 1, 2011	—	$—	0.00	$—

Options exercisable as of October 1, 2011	—	$—	0.00	$—

As of October 1, 2011, all options under the 1996 Plan have been exercised and the Plan is no longer active.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions. Stock option compensation expense for the nine month periods ended October 1, 2011, and October 2, 2010, was zero and $5 respectively. There were no options granted during these periods.

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 928,125 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the nine months ended October 1, 2011, and October 2, 2010, totaled $776 and $612 respectively.

The following table summarizes restricted stock activity from January 1, 2011, through October 1, 2011:

	Number of shares	Weighted average grant-date fair value

Nonvested balance at January 1, 2011	129	17.41
Granted	—	—
Vested	—	—
Forfeitures	—	—

Nonvested balance at October 1, 2011	129	17.41

The 2001 Restricted Stock Plan expired in 2011 and was replaced in September 2011 with the 2011 Equity Incentive Plan. This plan provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The Plan will be submitted to the Company’s shareholders for approval at the 2012 Annual Meeting. No shares were issued under the new plan during the quarter ended October 1, 2011.

The Company has $1,123 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of October 1, 2011. That cost is expected to be recognized over a weighted average period of 1.00 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of their annual salary in any year. Employees purchased 19,550 shares at a weighted average price of $20.86, and 23,042 shares at a weighted average price of $13.19, under the ESPP during the nine months ended October 1, 2011, and October 2, 2010, respectively. The Company recognized $135 and $79 of compensation expense during the nine months ended October 1, 2011, and October 2, 2010, respectively. At October 1, 2011, 758,054 shares remained available to be issued through the ESPP.

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

Directors may elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock are converted to deferred stock units. Deferred stock units are treated as liabilities. At October 1, 2011, there were 48,845 deferred stock units outstanding. The Plan has been amended to eliminate deferral of cash fees or fees paid in stock subsequent to June 7, 2011.

Directors were granted 11,207 and 11,838 shares for the nine months ended October 1, 2011, and October 2, 2010, respectively. The Company recognized director stock compensation expense of $30 and $277 for the nine months ended October 1, 2011, and October 2, 2010, respectively. The Plan authorizes the issuance of up to 270,000 shares of common stock. At October 1, 2011, 187,029 shares remained available to be issued through the Plan.

4.	RESTRICTED CASH

The restricted cash balance at October 1, 2011, consisted of $47 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K. The remaining amount of $85 relates to a guarantee of VAT in our France operation. The guarantee is held with Crédit Agricole Bank in France.

5.	INVENTORIES

	October 1, 2011	January 1, 2011

Raw materials	$5,290	$4,315
Work in process	3,515	3,628
Finished goods	3,773	3,379
Provision for slow moving inventory	(538)	(549)

Total	$12,040	$10,773

6.	GOODWILL AND INTANGIBLE ASSETS

The Company had $2,691 and $715 of goodwill at October 1, 2011, and January 1, 2011, respectively. Included in both balances is goodwill equal to $715 related to its acquisition of Sun Korea. During the current period, the Company recognized goodwill arising from the acquisition of HCT on September 27,

2011, equal to $1,976 consisting of the value of the workforce, synergies and competitive advantages obtained as a result of the acquisition. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at January 1, 2011. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of October 1, 2011, no factors were identified that indicated impairment of the carrying value of the goodwill.

The Company recognized $2,658 in identifiable intangible assets as a result of the acquisition of HCT on September 27, 2011. Intangible assets are held in other assets on the balance sheet. At October 1, 2011, intangible assets consisted of the following:

	Useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	10	$756	$—	$756
Technology	10	697	(169)	528
Customer Relationships	20	1,475	—	1,475

		$2,928	$(169)	$2,759

Total estimated amortization expense for the years 2011 through 2015 is presented below. The amount reflected below for 2011 includes year-to-date amortization expense.

Year:
2011	$75
2012	219
2013	219
2014	219
2015	206

7.	INVESTMENTS

On January 5, 2011, Sun Hydraulics completed the sale of its Chinese joint venture company, Sun Hydraulics Systems (Shanghai) Co, Ltd., to the joint venture partner, Links Lin, for the amount of $1,451, and recognized a gain on the sale of $366, which is included in miscellaneous income on the consolidated statement of operations. The former joint venture company has become Sun’s first authorized distributor in China. Concurrently, Sun established Sun Hydraulics China Co. Ltd, a representative office in Shanghai which now is the Company’s primary operation in the country.

8.	ACQUISITIONS

On November 30, 2007, Sun Hydraulics acquired shares of preferred and common stock of HCT, which represented 48% of the outstanding shares at the time of purchase. On September 27, 2011, Sun purchased the remaining preferred and common shares of HCT. HCT designs and produces encapsulated, modular, highly ruggedized digital and analog electronic controller products for the global fluid power and motion control industry. HCT’s products complement Sun’s electro-hydraulic line of valves providing reliable, easy, simple and accurate control of individual valves, or seamless management of systems and sub-systems.

Goodwill arising from the acquisition was $1,976 consisting of the value of the workforce, synergies and competitive advantages obtained as a result of the acquisition. Identifiable intangible assets arising from the acquisition consist of the HCT Trade Name, Patented Technology, Unpatented Technology, and Customer Relationships. These identifiable intangibles totaled $2,658, and are amortized over ten years with the exception of Customer Relationships, which are amortized over twenty years. These amounts are recorded as other assets on the consolidated balance sheet. Annual amortization expense will be approximately $192.

The following table summarizes the consideration paid for HCT and the amounts of the assets acquired and liabilities assumed, recognized at the acquisition date.

At September 27, 2011

Consideration
Cash	$1,894
Accrual (to be paid in stock)	12

Fair value of total consideration transferred	$1,906

Fair value of Sun’s equity interest in HCT held before the business combination	1,472

Total	$3,378

Acquisition-related costs (included in Selling, engineering, and administrative expenses)	40

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$130
Accounts receivable	570
Inventory	444
Property, plant, and equipment	317
Identifiable intangible assets	2,658
Other assets	210
Accounts payable and accrued expenses	(748)
Notes payable	(2,123)
Other liabilities	(56)

Total identifiable net assets	$1,402
Goodwill	1,976

Total	$3,378

Approximately half of the acquisition related costs above were incurred in the current period with the remainder expected in the Company’s fourth quarter. The amount of notes payable above is primarily made up of amounts due to Sun Hydraulics and eliminate upon consolidation.

Sun Hydraulics’ fair value of the equity interest in HCT held before the business combination was $1,472. The fair value of the previously held equity interest was determined based on the current purchase price per the purchase agreement before the deduction for option and warrant proceeds. Sun Hydraulics recognized a gain of $1,244 as a result of remeasuring to fair value, based on the current purchase price, its 38% equity interest in HCT held before the business combination. The equity interest was diluted from the original investment as a result of warrant and option exercises. This gain is included in net miscellaneous income on the Consolidated Statement of Operations for the period ending October 1, 2011.

For the period ending October 1, 2011, the Company accounted for HCT under the equity method. No other amounts of income and expenses are included in the Company’s consolidated statement of operations for the period ending October 1, 2011, as the transaction occurred at the end of the reporting period. The revenue and earnings of the combined entity had the acquisition date been January 2, 2011, or January 3, 2010, are:

	Revenue	Earnings
	(Unaudited)	(Unaudited)
Supplemental pro forma from 1/2/2011 to 10/01/2011	$161,311	$31,728

Supplemental pro forma from 1/3/2010 to 10/02/2010	$111,146	$14,868

9.	LONG-TERM DEBT

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

As a result of the acquisition of HCT on September 27, 2011, the Company acquired a line of credit equal to $100. Interest on the line of credit is equal to Prime plus 5%. This line of credit expires in March 2012.

10.	INCOME TAXES

At October 1, 2011, the Company had an unrecognized tax benefit of $169 including accrued interest for uncertain tax positions related to previous years. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of October 1, 2011, is not considered material to the Company’s consolidated financial statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2004 for the majority of tax jurisdictions.

The Company’s federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2004 through 2009. The IRS proposed a significant adjustment to the Company’s research and development tax credit position. Management has disagreed with the proposed adjustment and believes sufficient evidence is available to defend the position. To date, there have not been any other significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months the Company will resolve some or all of the matters presently under consideration with the IRS, and that there could be significant increases or decreases to unrecognized tax benefits.

11.	SEGMENT REPORTING

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

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated

Three Months Ended October 1, 2011
Sales to unaffiliated customers	$34,897	$5,081	$7,824	$5,239	$—	$53,041
Intercompany sales	8,763	—	60	405	(9,228)	—
Operating income	12,119	575	2,028	892	(115)	15,499
Depreciation	1,294	28	85	235	—	1,642
Capital expenditures	4,121	89	7	68	—	4,285

Three Months Ended October 2, 2010
Sales to unaffiliated customers	$23,668	$3,315	$5,402	$5,688	$—	$38,073
Intercompany sales	6,873	—	37	311	(7,221)	—
Operating income	5,636	378	1,061	1,028	79	8,182
Depreciation	1,243	21	107	242	—	1,613
Capital expenditures	631	28	15	62	—	736

Nine Months Ended October 1, 2011
Sales to unaffiliated customers	$100,515	$16,778	$22,320	$18,901	$—	$158,514
Intercompany sales	26,722	—	176	1,188	(28,086)	—
Operating income	33,481	2,175	5,690	3,379	72	44,797
Depreciation	3,879	83	272	721	—	4,955
Capital expenditures	6,631	234	57	173	—	7,095

Nine Months Ended October 2, 2010
Sales to unaffiliated customers	$67,896	$12,151	$14,770	$14,106	$—	$108,923
Intercompany sales	18,755	—	118	936	(19,809)	—
Operating income	15,511	1,655	3,088	2,122	(92)	22,284
Depreciation	3,891	66	320	727	—	5,004
Capital expenditures	1,712	141	20	187	—	2,060

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparison of the Nine Month Periods Ended October 1, 2011, and October 2, 2010, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense, foreign currency transaction gain/loss, and net miscellaneous income/expense.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company held available-for-sale securities with an aggregate fair value of $14,932 and $12,042 at October 1, 2011, and October 2, 2010, respectively. The Company, on a recurring basis, measures available-for-sale securities at fair value using quoted prices in active markets. The net unrealized holding loss amounted to $475 at October 1, 2011, and a net unrealized holding gain of $105 at October 2, 2010. In addition, the Company reports deferred director stock units and phantom stock units as a liability. These liabilities, on a recurring basis, are measured at fair value using quoted prices in the active market. The Company’s liability was $1,053 and $907, at October 1, 2011, and October 2, 2010, respectively. The Company recognized a gain related to those liabilities of $587 for the three month period ended October 1, 2011, and an expense of $228 for the three month period ended October 2, 2010. The Company recognized a gain related to those liabilities of $194 for the nine month period ended October 1, 2011, and an expense of $221 for the nine month period ended October 2, 2010.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended October 1, 2011, and October 2, 2010.

Assets measured at fair value on a recurring basis include the following as of October 1, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	October 1, 2011	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$14,932	$14,932	$—	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	October 1, 2011	(Level 1)	(Level 2)	(Level 3)

Deferred director stock units	$996	$996	$—	$—
Phantom stock units	57	57	—	—

Total	$1,053	$1,053	$—	$—

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value based on their short-term status.

13.	NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for the Company’s fiscal year ending December 30, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of twelve-month shipments of hydraulic products increased 42% in 2010, after a decrease of 40% in 2009. The index of shipments of hydraulic products increased 20% for the three-month period ending September 30, 2011, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction in the economy. The index decreased to 51.6 in September 2011 compared to 54.4 in September 2010. In October 2011, the index was 50.8, which represents twenty-seven consecutive months of expansion in the manufacturing sector, although at a slower rate than in September 2011.

Results for the third quarter

(Dollars in millions except net income per share)

	October 1, 2011	October 2, 2010	Increase

Three Months Ended
Net Sales	$53.0	$38.1	39%
Net Income	$11.4	$5.7	100%
Net Income per share:
Basic	$0.44	$0.22	100%
Diluted	$0.44	$0.22	100%

Nine Months Ended
Net Sales	$158.5	$108.9	46%
Net Income	$31.6	$15.1	109%
Net Income per share:
Basic	$1.23	$0.60	105%
Fully Diluted	$1.23	$0.59	108%

Third quarter sales increased in all major geographic regions, with North American business leading the way. Management forecasts another great year, with revenues exceeding the $200 million level. As the Company continues to grow its revenues, management believes it is gaining market share while reporting exceptionally strong operating performance.

Third quarter earnings were augmented by the acquisition of High Country Tek, Inc. (HCT) which added three cents per share to earnings related to a gain on our original investment. HCT designs and produces ruggedized electronic control products that are important elements in hydraulic systems. HCT’s product line and capabilities complement Sun’s products and will enable Sun to offer more complete solutions for our customers, providing additional future growth opportunities for Sun and HCT.

The Company’s fourth quarter forecast reflects softening in orders compared to earlier this year, but management expects fourth quarter 2011 to be stronger than fourth quarter 2010. The decline in orders compared with earlier in the year was predicted by the PMI (which peaked in February). Management is encouraged that the U.S. PMI continues to operate in positive territory and believes the Company is well positioned to continue to grow and gain market share over the long term while achieving exceptional operating results.

Outlook

Fourth quarter 2011 revenues are expected to be approximately $44 million, up approximately 5% from the fourth quarter of 2010. Earnings per share are estimated to be $0.26 to $0.28 compared to $0.25 in the same period a year ago.

Management estimates year-end 2011 sales to be approximately $202 million, an increase of approximately 34% over 2010 sales. Earnings per share for 2011 are estimated to be $1.49 to $1.51, compared to $0.84 in 2010.

Fourth quarter and year-end estimates include approximately $1.3 million in revenue from HCT’s operations, with minimal impact on earnings.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 1, 2011 AND OCTOBER 2, 2010

Net Sales

Net sales were $53.0 million, an increase of $15.0 million, or 39.3%, compared to $38.1 million in 2010. The increase in net sales was primarily driven by increased demand in our end markets, which primarily include capital goods equipment. A price increase, effective July 1, 2011, contributed approximately 3% to sales. The change in exchange rates had a positive impact on sales of approximately $1.3 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 12% of total sales.

North American sales increased 47.3% or $8.1 million, to $25.2 million, Asian sales increased 35.4% or $2.4 million, to $9.1 million, and European sales increased 30.0% or $3.8 million, to $16.4 million.

The U.S. reporting segment had sales of $34.9 million in the third quarter of 2011, up $11.2 million or 47.4%, compared to sales of $23.7 million during the third quarter last year. The increase was driven by demand in our end markets and the general upturn in the global economy. International sales out of the U.S. were $12.7 million during the third quarter of 2011, up 48.0% or $4.1 million, compared to $8.6 million during the third quarter last year. Significant increases in sales were noted in almost all geographic regions.

The Korean reporting segment had sales of $5.1 million during the third quarter of 2011, up $1.8 million or 53.3%, compared to sales of $3.3 million during the third quarter last year. The increase was related to demand in almost all market segments. Currency effect increased 2011 third quarter sales by approximately $0.4 million.

The German reporting segment had sales of $7.8 million during the third quarter of 2011, up $2.4 million or 44.8%, compared to sales of $5.4 million during the third quarter last year. Currency effect increased 2011 third quarter sales by approximately $0.7 million. The increase in sales was primarily related to demand within Germany and from Austria, Russia and Italy.

The U.K. reporting segment had sales of $5.2 million during the third quarter of 2011, down $0.4 million or 8.0%, compared to sales of $5.7 million during the third quarter last year. Currency effect increased 2011 third quarter sales by approximately $0.2 million. The decrease in sales was primarily related to demand within the U.K. and from Sweden, and Finland.

Gross Profit

Gross profit increased $7.2 million or 53.1% to $20.7 million in the third quarter of 2011, compared to $13.6 million in the third quarter last year. Gross profit as a percentage of net sales increased to 39.1% in the third quarter of 2011, compared to 35.6% in the third quarter last year. As sales increased, the Company was able to leverage its overhead costs to generate higher gross profit.

Higher sales volume in the third quarter of 2011 contributed $4.7 million of the increase. Decreases in fixed overhead expenses as a percentage of sales added approximately $1.2 million to gross profit, which occurred primarily in the U.S. The remaining increase in gross profit was primarily attributed to a price increase in July 2011, of approximately $1.8 million. The increase in gross profit was partially offset by material cost increases of $0.8 million.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses decreased 2.2%, or $0.1 million, to $5.2 million in 2011, compared to $5.4 million last year. The change for the third quarter of 2011 was due to decreases in compensation of $0.4 million, primarily related to variable stock compensation.

Operating Income

Operating income increased $7.3 million or 89.4% to $15.5 million in the third quarter of 2011, compared to $8.2 million in the third quarter last year, with operating margins of 29.2% and 21.5% for the third quarters of 2011 and 2010, respectively. As sales increased during the third quarter across almost all segments, the Company was able to respond to the increase in demand. By leveraging its overhead costs, the Company generated higher operating income.

The U.S. reporting segment contributed $12.1 million to our consolidated operating income during the third quarter of 2011, compared to $5.6 million during the third quarter of 2010. This increase of $6.5 million in the U.S. operating segment was related to the increase in sales volume, which resulted in $2.7 million of additional operating income. The remaining increase was primarily related to leverage of overhead costs. Decreases, as a percent of sales, in variable and fixed overhead costs added $1.8 million to operating income. Selling, engineering, and administrative expenses, which were down in whole dollars primarily related to variable stock compensation, added $2.0 million to operating income as a percent of sales. The remaining increases in operating income were from productivity improvements of $0.2 million.

The Korean reporting segment contributed $0.6 million to our consolidated operating income during the third quarter of 2011 compared to $0.4 million during the third quarter last year. Increased sales volume contributed to the additional operating income.

The German reporting segment contributed $2.0 million to our consolidated operating income during the third quarter of 2011 compared to $1.1 million during the third quarter last year, an increase of $1.0 million. Increased sales volume contributed $0.5 million to additional operating income. The remaining increase was primarily related to decreases, as a percent of sales, in material costs of $0.3 million and fixed costs of $0.2 million.

The U.K. reporting segment contributed $0.9 million to our consolidated operating income during the third quarter of 2011 compared to $1.0 million during the third quarter last year, a decrease of $0.1 million. The decrease in operating income was primarily related to the decrease in sales volume.

Interest Income, Net

Net interest income was $0.2 million for the quarters ended October 1, 2011, and October 2, 2010, respectively. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended October 1, 2011, was $65.3 million compared to $45.1 million for the quarter ended October 2, 2010.

Foreign Currency Transaction Loss, Net

There were minimal losses from foreign currency transactions for the quarters ended October 1, 2011, and October 2, 2010.

Miscellaneous Income, Net

There was net miscellaneous income of $1.3 for the quarter ended October 1, 2011, compared to net miscellaneous income of $0.1 for the quarter ended October 2, 2010. The current period amount includes a gain of $1.2 million as a result of remeasuring to fair value its 38% equity interest in HCT held before the business combination.

Income Taxes

The provision for income taxes for the quarter ended October 1, 2011, was 32.9% of pretax income compared to 32.1% for the quarter ended October 2, 2010. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 1, 2011 AND OCTOBER 2, 2010

Net Sales

Net sales were $158.5 million in 2011, an increase of $49.6 million, or 45.5%, compared to $108.9 million in 2010. Net sales increased 42.7% excluding the effect of exchange rates. The increase in net sales was primarily driven by increased demand in our end markets, which primarily include capital goods equipment. Price increases, effective July 1, 2010 and 2011, contributed approximately 3% to sales. New product sales (defined as products introduced within the last five years) generally make up 10 - 12% of total sales.

North American sales increased 46.8% or $22.7 million, to $71.2 million, Asian sales increased 39.9% or $8.9 million, to $31.2 million, and European sales increased 47.7% or $16.2 million, to $50.2 million.

The U.S. reporting segment had sales of $100.5 million in 2011, up $32.6 million or 48.0%, compared to sales of $67.9 million last year. The increase was driven by demand in our end markets and the general upturn in the global economy. International sales out of the U.S. were $38.4 million in 2011, up 52.3% or $13.2 million, compared to $25.2 million last year. Significant increases in sales were noted in almost all geographic regions.

The Korean reporting segment had sales of $16.8 million in 2011, up $4.6 million or 38.1%, compared to sales of $12.2 million last year. The increase was related to demand in almost all market segments. Currency effect increased 2011 sales by approximately $0.9 million.

The German reporting segment had sales of $22.3 million in 2011, up $7.6 million or 51.1%, compared to sales of $14.8 million last year. The increase was primarily related to demand within Germany and to Italy. Currency effect increased 2011 sales by approximately $1.4 million.

The U.K. reporting segment had sales of $18.9 million in 2011, up $4.8 million or 34.0%, compared to sales of $14.1 million last year. The increase was primarily related to demand within the U.K. Currency effect increased 2011 sales by approximately $0.5 million

Gross Profit

Gross profit increased $24.7 million or 65.6% to $62.4 million, compared to $37.7 million last year. Gross profit as a percentage of net sales increased to 39.3% in 2011, compared to 34.6% last year. As sales increased across all segments, the Company achieved productivity improvements and was able to leverage its overhead costs to generate higher gross profit.

Higher sales volume in 2011 contributed $15.4 million of the increase. The remaining increase in gross profit was attributed to productivity improvements of approximately $0.1 million, decreases in overhead expenses as a percentage of sales of approximately $4.8 million, both of which occurred primarily in the U.S., and a price increases in July 2010 and 2011, of approximately $5.3 million. The increase in gross profit was partially offset by higher material costs as a percent of sales of approximately $1.7 million and additional retirement benefit costs of approximately $2.0 million.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 14.3%, or $2.2 million, to $17.6 million in 2011, compared to $15.4 million last year. The change was related to additional retirement benefits of approximately $0.5 million, which were primarily in the U.S., compensation, totaling $0.7 million, other marketing and advertising in the U.S., U.K. and Germany of approximately $0.3, and outside services of approximately $0.2.

Operating Income

Operating income increased $22.5 million or 101.0% to $44.8 million in 2011, compared to $22.3 million last year, with operating margins of 28.3% and 20.5% for 2011 and 2010, respectively. The increase in sales during 2011 has improved operating margins across almost all segments. The Company has been able to respond to the increasing demand in 2011. As sales increase across all segments, the Company achieved productivity improvements and was able to leverage its overhead costs to generate higher operating income.

The U.S. reporting segment contributed $33.5 million to our consolidated operating income during 2011, compared to $15.5 million during 2010, an increase of $18.0 million. The increase in the U.S. operating segments was primarily related to productivity gains and leverage of its overhead costs. Productivity gains contributed $1.2 million and decreases in variable and fixed overhead costs, as a percent of sales, added $5.3 million to operating income. Absorption of selling, engineering, and administrative expenses added $3.9 million of additional operating income. The remaining increase was primarily from increased sales volume which added $7.5 million of additional operating income.

The Korean reporting segment contributed $2.2 million to our consolidated operating income during 2011 compared to $1.7 million last year, an increase of $0.5 million. The increase in operating income was primarily related to increased sales volume, which was partially offset by lower margins.

The German reporting segment contributed $5.7 million to our consolidated operating income during 2011 compared to $3.1 million last year, an increase of $2.6 million. The increase was primarily related to increased sales volume, which contributed $1.6 million of additional operating income. The remaining increase was related to the absorption of fixed overhead costs.

The U.K. reporting segment contributed $3.4 million to our consolidated operating income during 2011 compared to $2.1 million last year, an increase of $1.3 million. Increased sales volume contributed $0.7 million of additional operating income. The remaining increase was primarily related to productivity improvement of $0.3 million and decreased variable and fixed costs of $0.6 million.

Interest Income, Net

Net interest income was $0.6 million in 2011 compared to $0.5 million 2010. The Company currently has no outstanding debt. Total average cash and investments for the nine months ended October 1, 2011, was $56.4 million compared to $43.6 million for the nine months ended October 2, 2010.

Foreign Currency Transaction (Gain) Loss, Net

There was minimal gain from foreign currency transactions during the nine months ended October 1, 2011, compared to minimal loss from foreign currency transactions during the nine months ended October 2, 2010.

Miscellaneous Income, Net

There was net miscellaneous income of $1.6 million in 2011, compared to net miscellaneous income of $0.2 for 2010. The current period amount includes a gain of $1.2 million as a result of remeasuring to fair value its 38% equity interest in HCT held before the business combination. The remaining 2011 income was related to the gain on the sale of the Chinese joint venture company.

Income Taxes

The provision for income taxes for the nine months ended October 1, 2011, was 32.7% of pretax income compared to 33.9% for the nine months ended October 2, 2010. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The prior year provision was affected by discrete items related to a reserve for uncertain tax positions from previous years. Excluding these discrete items, the effective rate would have been approximately 32.3%.

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

Cash from operations for the nine months ended October 1, 2011, was $38.0 million, compared to $17.3 million for the nine months ended October 2, 2010. The $20.7 million increase in the Company’s net cash flow from operations during the period was due primarily to the increase in net income of $16.5 million and from increases in accounts payable and accruals totaling $5.1 million, compared to an increase of $3.6 million during 2010. Increases in accounts receivable and inventories during the current period were $3.8 million compared to an increase of $8.4 million during 2010, which also contributed to increased cash from operations. Cash on hand increased $19.5 million from $33.3 million at the end of 2010 to $52.8 million at October 1, 2011. Days sales outstanding (DSO) were 34 and 39 at October 1, 2011, and October 2, 2010, respectively. Inventory turns were 10.7 as of October 1, 2011, and 10.0 as of October 2, 2010.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $6.8 million for the nine months ended October 1, 2011, compared to $2.1 million for the nine months ended October 2, 2010. Capital expenditures for the year are projected to be approximately $10.0 million.

The Company continues to be watchful of both its capability and capacity. The current capacity is sufficient for the business levels expected through 2011. The Company recognizes that additional capacity may be required as the expansion of this business cycle and its market share gains continue.

The Company declared a quarterly cash dividend of $0.09 per share payable on October 15, 2011, to shareholders of record as of September 30, 2011. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

The Company uses the equity method of accounting to account for its investment in WhiteOak. The Company does not have a majority ownership in or exercise control over the entity. The investment was not material to the financial statements of the Company at October 1, 2011.

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

Goodwill

The Company acquired its Korean operations in September 1998 using the purchase method. As a result, goodwill is reflected on the consolidated balance sheet. A valuation based on the cash flow method was performed at January 1, 2011. It was determined that the value of the goodwill was not impaired. Goodwill arising from the acquisition of HCT on September 27, 2011, consisting of the value of the workforce, synergies and competitive advantages obtained as a result of the acquisition is reflected on the consolidated balance sheet. There is no assurance that the value of these acquired companies will not decrease in the future due to changing business conditions. See Note 6 for goodwill amounts.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended January 1, 2011, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended October 1, 2011. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had $100,000 of variable-rate debt outstanding at October 1, 2011, as a result of the acquisition of HCT on September 27, 2011. A 1% change in interest rates up or down would have an immaterial affect on the Company’s income statement on an annual basis at the current, variable-rate outstanding debt level.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES

As of October 1, 2011, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 1, 2011, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the period ended October 1, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 9, 2011.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)