Form 10-Q
period 2012-03-31
SUN HYDRAULICS CORP
filed 2012-05-08
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The Registrant had 25,926,654 shares of common stock, par value $.001, outstanding as of April 30, 2012.

Sun Hydraulics Corporation

INDEX

For the quarter ended March 31, 2012

PART I: FINANCIAL INFORMATION

Item  1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,337	$51,262
Restricted cash	48	46
Accounts receivable, net of allowance for doubtful accounts of $101 and $83	21,702	16,227
Inventories	14,199	12,829
Income taxes receivable	—	120
Deferred income taxes	260	260
Marketable securities	26,083	21,832
Other current assets	2,000	1,354

Total current assets	117,629	103,930

Property, plant and equipment, net	57,367	56,959
Other assets	6,491	6,639

Total assets	$181,487	$167,528

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,635	$4,402
Accrued expenses and other liabilities	4,414	7,466
Income taxes payable	3,964	—
Dividends payable	2,331	2,318

Total current liabilities	16,344	14,186

Deferred income taxes	6,920	6,917
Other noncurrent liabilities	1,233	1,149

Total liabilities	24,497	22,252

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 40,000,000 shares authorized, par value $0.001, 25,903,344 and 25,756,442 shares outstanding	26	26
Capital in excess of par value	53,480	48,944
Retained earnings	103,599	98,426
Accumulated other comprehensive income	(115)	(2,120)

Total shareholders’ equity	156,990	145,276

Total liabilities and shareholders’ equity	$181,487	$167,528

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	March 31, 2012 (unaudited)	April 2, 2011 (unaudited)

Net sales	$55,274	$50,703

Cost of sales	33,056	30,761

Gross profit	22,218	19,942

Selling, engineering and administrative expenses	6,954	6,031

Operating income	15,264	13,911

Interest income, net	(341)	(163)
Foreign currency transaction gain, net	(11)	(54)
Miscellaneous income, net	(125)	(289)

Income before income taxes	15,741	14,417

Income tax provision	5,118	4,647

Net income	$10,623	$9,770

Basic net income per common share	$0.41	$0.38

Weighted average basic shares outstanding	25,785	25,547

Diluted net income per common share	$0.41	$0.38

Weighted average diluted shares outstanding	25,834	25,602

Dividends declared per share	$0.210	$0.133

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended
	March 31, 2012	April 2, 2011
	(unaudited)	(unaudited)

Net income	$10,623	$9,770

Other comprehensive income
Foreign currency translation adjustments	1,612	1,690
Unrealized loss on available-for-sale securities	393	12

Total other comprehensive income	2,005	1,702

Comprehensive income	$12,628	$11,472

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total

Balance, December 31, 2011	—	$—	25,756	$26	$48,944	$98,426	$(2,120)	$145,276
Shares issued, other comp			6					—
Shares issued, ESPP			9		142			142
Shares issued, shared distribution			132		3,753			3,753
Stock-based compensation					641			641
Dividends declared						(5,450)		(5,450)
Net income						10,623		10,623
Other comprehensive income							2,005	2,005

Balance, March 31, 2012	—	$—	25,903	$26	$53,480	$103,599	$(115)	$156,990

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended
	March 31, 2012	April 2, 2011
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$10,623	$9,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,793	1,689
(Gain)Loss on disposal of assets	(21)	(139)
Unrealized foreign exchange gain	(19)	—
Provision for deferred income taxes	3	6
Allowance for doubtful accounts	18	(1)
Stock-based compensation expense	641	402
(Increase) decrease in:
Accounts receivable	(5,493)	(3,743)
Inventories	(1,370)	(1,211)
Income taxes receivable	120	1,154
Other current assets	(646)	(667)
Other assets	93	(296)
Increase (decrease) in:
Accounts payable	1,233	2,265
Accrued expenses and other liabilities	701	1,187
Income taxes payable	3,964	3,148
Other noncurrent liabilities	84	266

Net cash provided by operating activities	11,724	13,830

Cash flows from investing activities:
Proceeds from sale of joint venture	—	1,451
Capital expenditures	(1,786)	(1,111)
Proceeds from dispositions	21	140
Purchases of marketable securities	(4,638)	(1,989)
Proceeds from sale of marketable securities	712	1,059

Net cash used in investing activities	(5,691)	(450)

Cash flows from financing activities:
Proceeds from stock issued	142	133
Dividends to shareholders	(5,437)	(3,411)

Net cash used in financing activities	(5,295)	(3,278)

Effect of exchange rate changes on cash and cash equivalents	1,337	1,283

Net increase in cash and cash equivalents	2,075	11,385

Cash and cash equivalents, beginning of period	51,262	33,206

Cash and cash equivalents, end of period	$53,337	$44,591

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$1,032	$339
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$3,753	$2,412

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1.	BASIS OF PRESENTATION AND SUMMARY OF BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, was dissolved in November 2011. Concurrently, Sun Hydraulics opened a liaison office in France to service this market. Sun Hydraulics established Sun Hydraulics China Co. Ltd, a representative office in Shanghai in January 2011, to develop new business opportunities in the Chinese market. Sun Hydraulics (India) a liaison office in Bangalore, India is used to develop new business opportunities in the Indian market. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, located in Mediapolis, Iowa, designs and produces complementary electronic control products. On September 27, 2011, Sun Hydraulics purchased the outstanding shares of High Country Tek, Inc. (“HCT”) it did not already own. HCT is located in Nevada City, California, and designs and manufacturers ruggedized electronic/hydraulic control solutions for mobile equipment markets.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 14, 2012. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the period ending December 29, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended
	March 31, 2012	April 2, 2011

Net income	$10,623	$9,770
Weighted average basic shares outstanding	25,785	25,547
Basic net income per common share	$0.41	$0.38
Effect of dilutive stock options	49	55
Weighted average diluted shares outstanding	25,834	25,602
Diluted net income per common share	$0.41	$0.38

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

Reclassification

Certain amounts shown in the 2011 consolidated financial statements have been reclassified to conform to the current presentation.

3.	STOCK-BASED COMPENSATION

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

During 2001, the Company adopted the 2001 Restricted Stock Plan, which provides for the grant of restricted stock of up to an aggregate of 928,125 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the three months ended March 31, 2012, and April 2, 2011, totaled $418 and $259 respectively.

The following table summarizes restricted stock activity from December 31, 2011, through March 31, 2012:

	Number of shares	Weighted average grant-date fair value

Nonvested balance at December 31, 2011	154	24.25
Granted	—	—
Vested	—	—
Forfeitures	—	—

Nonvested balance at March 31, 2012	154	24.25

The 2001 Restricted Stock Plan expired in 2011 and was replaced in September 2011 with the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan will be submitted to the Company’s shareholders for approval at the 2012 Annual Meeting. No shares were issued under the 2011 Plan during the quarter ended March 31, 2012. At March 31, 2012, 911,462 shares remained available to be issued through the 2011 Plan.

The Company has $2,796 of total unrecognized compensation cost related to restricted stock awards granted under the two plans as of March 31, 2012. That cost is expected to be recognized over a weighted average period of 1.51 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of their annual salary in any year. Employees purchased 8,460 shares at a weighted average price of $16.73, and 8,019 shares at a weighted average price of $16.59, under the ESPP during the three months ended March 31, 2012, and April 2, 2011, respectively. The Company recognized $54 and $66 of compensation expense during the three months ended March 31, 2012, and April 2, 2011, respectively. At March 31, 2012, 740,088 shares remained available to be issued through the ESPP and the U.K. plan.

The Company has a Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”), which originally was adopted by the Board of Directors and approved by the shareholders in 2004. The Plan was amended on March 1, 2008, and was approved by the shareholders at the 2008 Annual Meeting. Under the Plan, Directors who are not officers of the Company are paid 375 shares of Company common stock and $3 in cash fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they serve when the committee meeting is not held within one day of a meeting of the Board of Directors. Additionally, the Board of Directors has the authority to increase from time to time, as it deems desirable or appropriate, the number of shares of stock awarded to all or any one or more of the Nonemployee Directors. No more than 25,000 shares of stock, in the aggregate, may be issued under the Plan during any single calendar year. Committee Chairmen currently receive additional fees equal to 25% of normal compensation and the Chairman of the Board is paid twice the amount of normal compensation, with such additional compensation payable in Company common stock.

Prior to June 7, 2011 Directors were able to elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock are converted to deferred stock units. Deferred stock units are treated as liabilities. At March 31, 2012, there were 47,141 deferred stock units outstanding.

Directors were granted 3,853 and 2,510 shares for the three months ended March 31, 2012, and April 2, 2011, respectively. The Company recognized director stock compensation expense of $234 and $329 for the three months ended March 31, 2012, and April 2, 2011, respectively. The Plan authorizes the issuance of up to 270,000 shares of common stock. At March 31, 2012, 179,447 shares remained available to be issued through the Plan.

4.	RESTRICTED CASH

The restricted cash balance at March 31, 2012, consisted of $48 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operations and is held with Lloyd’s TSB in the U.K.

5.	INVENTORIES

	March 31, 2012	December 31, 2011

Raw materials	$5,884	$5,624
Work in process	4,711	3,912
Finished goods	4,142	3,861
Provision for slow moving inventory	(538)	(568)

Total	$14,199	$12,829

6.	GOODWILL AND INTANGIBLE ASSETS

The Company had $2,691 of goodwill at March 31, 2012, and December 31, 2011. Included in the balance is goodwill equal to $715 related to its acquisition of Sun Korea. The Company recognized goodwill arising from the acquisition of HCT on September 27, 2011, equal to $1,976 consisting of the value of the workforce, synergies and competitive advantages obtained as a result of the acquisition. Goodwill is held in other assets on the balance sheet. Valuation models reflecting the expected future cash flow projections were used to value Sun Korea at December 31, 2011. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of March 31, 2012, no factors were identified that indicated impairment of the carrying value of the goodwill.

The Company recognized $2,658 in identifiable intangible assets as a result of the acquisition of HCT on September 27, 2011. Intangible assets are held in other assets on the balance sheet. At March 31, 2012, and December 31, 2011, intangible assets consisted of the following:

		March 31, 2012			December 31, 2011
	Useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	10	$756	$(38)	$718	$756	$(19)	$737
Technology	10	697	(204)	493	697	(187)	510
Customer Relationships	20	1,475	(37)	1,438	1,475	(18)	1,457

		$2,928	$(279)	$2,649	$2,928	$(224)	$2,704

Total estimated amortization expense for the years 2012 through 2016 is presented below. The amount reflected below for 2012 includes year-to-date amortization expense.

Year:
2012	219
2013	219
2014	219
2015	206
2016	192

Total	$1,055

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three months ended March 31, 2012.

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

On September 27, 2011, Sun purchased the remaining preferred and common shares of HCT that it did not already own. HCT designs and produces encapsulated, modular, highly ruggedized digital and analog electronic controller products for the global fluid power and motion control industry. HCT’s products complement Sun’s electro-hydraulic line of valves providing reliable, easy, simple and accurate control of individual valves, or seamless management of systems and sub-systems.

The acquisition was accounted for as a business combination using the acquisition method, and accordingly, the identifiable assets acquired and the liabilities assumed were recorded at their estimated fair value at the date of acquisition.

The revenue and earnings for HCT included in Sun’s Consolidated Statement of Operations for the quarter ended March 31, 2012, and the revenue and earnings of the combined entity had the acquisition date been January 2, 2011, are:

	Revenue (unaudited)	Earnings (unaudited)
Actual from 01/01/2012 - 03/31/2012	$953	$(171)

Supplemental pro forma from 01/02/2011 to 04/02/2011	$51,575	$9,648

9.	LONG-TERM DEBT

Effective August 1, 2011, the Company completed a credit and security agreement in the U.S. with Fifth Third Bank (the “Bank”). The agreement provides for three separate credit facilities totaling $50,000.

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

10.	INCOME TAXES

At March 31, 2012, the Company had an unrecognized tax benefit of $261 including accrued interest for uncertain tax positions related to previous years. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of March 31, 2012, is not considered material to the Company’s consolidated financial statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2004 for the majority of tax jurisdictions.

The Company’s federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2004 through 2009. The reduction in the reserve during the first quarter 2012 is primarily related to an IRS proposal from Appeals regarding the Company’s research and development tax credit position. The Company has accepted the proposal. There is no longer an amount reserved for the Company’s research and development tax credits for the periods 2004 through 2007 and no tax benefit was recognized as a result of this settlement. To date, there have not been any other significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months the Company will resolve some or all of the matters presently under consideration for 2004 through 2009 with the IRS and that there could be significant increases or decreases to unrecognized tax benefits.

11.	SEGMENT REPORTING

The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers and distributors of hydraulic components. The Company is multinational with operations in the United States, and subsidiaries in the United Kingdom, Germany, Korea, and France. Amounts for France, due to their immateriality, are included with the U.S. France operated as a subsidiary of the Company until its dissolution in November 2011, at which time it became a liaison office. Additionally, costs associated with the Company’s representative office in China and liaison office in India are included as part of the U.S. operating segment, as are sales into these regions. In computing operating profit for the foreign subsidiaries, no allocations of general corporate expenses have been made. Management bases its financial decisions by the geographical location of its operations.

Identifiable assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company.

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated

Three Months
Ended March 31, 2012
Sales to unaffiliated customers	$35,620	$5,952	$7,421	$6,281	$—	$55,274
Intercompany sales	9,075	—	23	374	(9,472)	—
Operating income	11,781	706	1,545	1,134	98	15,264
Depreciation	1,325	27	82	218	—	1,652
Capital expenditures	1,593	11	17	165	—	1,786

Three Months
Ended April 2, 2011
Sales to unaffiliated customers	$30,467	$6,023	$7,188	$7,025	$—	$50,703
Intercompany sales	9,489	—	52	376	(9,917)	—
Operating income	9,976	941	1,740	1,206	48	13,911
Depreciation	1,292	25	99	241	—	1,657
Capital expenditures	896	122	45	48	—	1,111

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparison of the Three Month Periods Ended March 31, 2012, and April 2, 2011, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense, foreign currency transaction gain/loss, and net miscellaneous income/expense.

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

The Company held available-for-sale securities with an aggregate fair value of $26,083 and $21,832 at March 31, 2012, and December 31, 2011, respectively. The Company, on a recurring basis, measures available-for-sale securities at fair value using quoted prices in active markets. The net unrealized holding loss amounted to $99 and $492 at March 31, 2012, and December 31, 2011, respectively. In addition, the Company reports deferred director stock units and phantom stock units as a liability. These liabilities, on a recurring basis, are measured at fair value using quoted prices in the active market. The Company’s liability was $1,280 and $1,182, at March 31, 2012, and December 31, 2011, respectively. The Company recognized expense related to those liabilities of $142 for the three month period ended March 31, 2012, and an expense of $325 for the three month period ended April 2, 2011.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2012, and April 2, 2011.

Assets measured at fair value on a recurring basis include the following at March 31, 2012:

		Fair Value Measurements at the End of the Reporting Period Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$26,083	$26,083	$—	$—

Liabilities measured at fair value on a recurring basis include the following at March 31, 2012:

		Fair Value Measurements at the End of the Reporting Period Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)

Deferred director stock units	$1,233	$1,233	$—	$—
Phantom stock units	47	47	—	—

Total recurring fair value measurements	$1,280	$1,280	$—	$—

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value based on their short-term status.

13.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued guidance amending the presentation of comprehensive income. This amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. The guidance requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued another amendment to defer certain requirements from the June 2011 guidance that relate to the presentation of reclassification adjustments. The amendments will allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The Company adopted the requirements effective for the Company’s first quarter 2012. There was no material impact as a result of this. We are in the process of evaluating the disclosure impact of the deferred requirements within this guidance.

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for the Company’s fiscal year ending December 29, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 24% and 42% in 2011 and 2010, respectively, after a decrease of 40% in 2009. The index of shipments of hydraulic products increased 9% for the three-month period ending March 31, 2012, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction. The index decreased to 53.4 in March 2012 compared to 59.7 in March 2011. In April 2012, the index was 54.8. New Orders, Production and Employment components of the index all increased, indicating growth at faster rates than in March. The index has remained above 50 since August 2009.

Results for the first quarter

(in millions except net income per share)

	March 31, 2012	April 2, 2011	Increase

Three Months Ended
Net sales	$55.3	$50.7	9%
Net income	$10.6	$9.8	8%
Net income per share:
Basic	$0.41	$0.38	8%
Diluted	$0.41	$0.38	8%

First quarter sales and earnings rebounded after a soft fourth quarter. Results were driven by strong North American demand, which was responsible for most of the year-over-year first quarter increase in both sales and earnings. Asian and European sales, which decreased in the second half of 2011, rebounded to first quarter 2011 levels. European sales were consistent with last year despite non-recurring sales of about $1.8 million relating to a onetime project in the prior year.

As the Company announced in January, it has begun site work for a third factory in Sarasota. Total spending for site work and the building in 2012 will be approximately $6.0 million. The new capacity is expected to be completed in the first half of 2013, with a total expenditure of $16.0 million. Management believes this expansion will provide the infrastructure necessary for Sun’s future growth.

Outlook

North American demand continues to drive our second quarter forecast. European and Asian demand is expected to be stable in the second quarter. The first half of 2012 will be strong. The 54.8 PMI number announced last week indicates the U.S. manufacturing sector’s expansion, in place now for 33 months, is continuing. Management believes this signals a good environment for accelerated growth in the second half of 2012.

Second quarter 2012 revenues are expected to be approximately $56 million, up approximately 2% from the second quarter of 2011. Earnings per share are estimated to be $0.41 to $0.43 compared to $0.41 in the same period a year ago.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 AND APRIL 2, 2011

Net Sales

Net sales were $55.3 million, an increase of $4.6 million, or 9.0%, compared to $50.7 million in 2011. The increase in net sales was primarily driven by increased demand in North America in our end markets, which primarily include capital goods equipment. A price increase, effective July 1, 2011, contributed approximately 3%, or $1.8 million to sales. Changes in exchange rates had a negative impact on sales of approximately 1%, or $0.4 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 12% of total sales.

North American sales increased 20.7% or $4.5 million, to $26.3 million, Asian sales were relatively flat, down a mere 0.9%, or $0.1 million, to $10.7 million, and European sales were also flat declining 0.6%, or $0.1 million, to $16.7 million.

The U.S. reporting segment had sales of $35.6 million in the first quarter of 2012, up $5.2 million or 16.9%, compared to sales of $30.5 million during the first quarter last year. The increase was driven primarily by demand in our end markets and the general macro economic upturn. HCT, acquired in the fourth quarter of 2011, added $0.9 million to sales in 2012. International sales out of the U.S. were $12.9 million during the first quarter of 2012, up 9.7% or $1.2 million, compared to $11.7 million during the first quarter last year. The increase in sales was primarily caused by increased sales to Canada and Australia.

The Korean reporting segment had sales of $5.9 million during the first quarter of 2012, down $0.1 million or 1.2%, compared to sales of $6.0 million during the first quarter last year. Currency effect was the primary cause of the sales decline. While essentially flat to the same period last year, sales increased sequentially in the first quarter 2012 compared to the sale levels experienced in the second half of 2011, primarily related to increased sales to mobile equipment manufacturers and a rebound in demand from China in March 2012.

The German reporting segment had sales of $7.4 million during the first quarter of 2012, up $0.2 million or 3.2%, despite a negative impact due to currency of approximately $0.3 million, compared to sales of $7.2 million during the first quarter last year. The increase in sales was primarily related to demand within Germany and from Russia.

The U.K. reporting segment had sales of $6.3 million during the first quarter of 2012, down $0.7 million or 10.6%, compared to sales of $7.0 million during the first quarter last year. The decrease in sales was primarily related to reduced demand relating to a onetime project in the U.K. last year, which contributed approximately $1.8 million to sales in the first quarter 2011 that did not occur during the current period. There was minimal impact from currency on the U.K.’s first quarter 2012 sales.

Gross Profit

Gross profit increased $2.3 million or 11.4% to $22.2 million in the first quarter of 2012, compared to $19.9 million in the first quarter last year. Gross profit as a percentage of net sales increased to 40.2% in the first quarter of 2012, compared to 39.3% in the first quarter last year. As sales increased, the Company was able to leverage its overhead costs to generate higher gross profit.

Higher sales volume in the first quarter of 2012 contributed $1.1 million of the increase. Decreases in overhead expenses as a percentage of sales added approximately $0.4 million to gross profit, which occurred primarily in the U.S. The remaining increase in gross profit was primarily attributed to a price increase in July 2011 of approximately $1.8 million. The increase in gross profit was partially offset by material cost increases of $1.1 million.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 15.3%, or $0.9 million, to $6.9 million in 2012, compared to $6.0 million last year. The change for the first quarter of 2012 was primarily due to expenses at HCT of approximately $0.5 million, which were included in the current year. HCT’s SEA expenses will continue to add approximately $0.5 million per quarter, affecting year over year comparisons for the next two quarters.

Operating Income

Operating income increased $1.4 million or 9.7% to $15.3 million in the first quarter of 2012, compared to $13.9 million in the first quarter last year, with operating margins of 27.6% and 27.4% for the first quarters of 2012 and 2011, respectively.

The U.S. reporting segment contributed $11.8 million to our consolidated operating income during the first quarter of 2012, compared to $10.0 million during the first quarter of 2011. The increase of $1.8 million in the U.S. operating segment was primarily related to the increase in sales volume.

The Korean reporting segment contributed $0.7 million to our consolidated operating income during the first quarter of 2012 compared to $0.9 million during the first quarter last year. The decrease in operating margins was primarily related to increased material costs.

The German reporting segment contributed $1.5 million to our consolidated operating income during the first quarter of 2012 compared to $1.7 million during the first quarter last year. The decrease in operating margins was primarily related to increased material costs. Material cost increases were related to purchases of material in U.S. Dollars and a weakening Euro.

The U.K. reporting segment contributed $1.1 million to our consolidated operating income during the first quarter of 2012 compared to $1.2 million during the first quarter last year. The small decrease in operating income was primarily related to the decrease in sales volume.

Interest Income, Net

Net interest income was $0.3 million for the quarter ended March 31, 2012, compared to $0.2 million for the quarter ended April 2, 2011. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended March 31, 2012, was $76.3 million compared to $51.1 million for the quarter ended April 2, 2011.

Miscellaneous Income, Net

There was net miscellaneous income of $0.1 million for the quarter ended March 31, 2012, compared to net miscellaneous income of $0.3 million for the quarter ended April 2, 2011. The current period income is primarily related to an incentive received for our thermal storage energy building, and the prior period includes the gain recognized on the sale of our China joint venture.

Income Taxes

The provision for income taxes for the quarter ended March 31, 2012, was 32.5% of pretax income compared to 32.2% for the quarter ended April 2, 2011. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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

Cash from operations for the three months ended March 31, 2012, was $11.7 million, compared to $13.8 million for the three months ended April 2, 2011. The $2.1 million decrease in the Company’s net cash flow from operations during the period was due primarily to changes in working capital. Increases in accounts receivable and inventory were $6.9 million during 2012, compared to $5.0 million during 2011. Increases in accounts payable and accruals were $1.9 million during 2012, compared to $3.5 million during 2011. Cash on hand increased $2.1 million from $51.3 million at the end of 2011 to $53.3 million at March 31, 2012. Days sales outstanding (DSO) were 36 at both March 31, 2012, and April 2, 2011. Inventory turns were 9.3 as of March 31, 2012, and 10.3 as of April 2, 2011.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $1.8 million for the three months ended March 31, 2012, compared to $1.1 million for the three months ended April 2, 2011. Capital expenditures for the year are projected to be approximately $13.0 million.

In January 2012, the Company applied for permitting to begin site preparation for a planned expansion on property the Company currently owns. The new facility, when completed, will have 60,000 square feet of manufacturing and 16,000 square feet of office space. The total investment is estimated to be approximately $16.0 million.

Included in capital expenditures for 2012 is approximately $6.0 million relating to the new facility. Also included in our annual estimate is $2.5 million for an update of our U.K. facility. The remaining expenditures consist of purchases of machinery and equipment.

The Company declared a special cash dividend relating to its shared distribution of $0.12 per share paid on March 31, 2012, to shareholders of record as of March 22, 2012. The Company declared a quarterly cash dividend of $0.09 per share payable on April 15, 2012, to shareholders of record as of March 31, 2012. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

The Company uses the equity method of accounting to account for its investment in WhiteOak. The Company does not have a majority ownership in or exercise control over the entity. The investment was not material to the financial statements of the Company at March 31, 2012.

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

Critical Accounting Policies and Estimates

The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, and income taxes. The Company’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2011, and did not change during the first three months of 2012.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2011, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended March 31, 2012. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at March 31, 2012. A 1% change in interest rates up or down would have an immaterial affect on the Company’s income statement on an annual basis at the current, variable-rate outstanding debt level.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2012, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the period ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits:

Exhibit Number	Exhibit Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

Exhibit 101.1	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 8, 2012.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal
Financial and Accounting Officer)