Form 10-Q
period 2012-06-30
SUN HYDRAULICS CORP
filed 2012-08-08
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The Registrant had 25,987,672 shares of common stock, par value $.001, outstanding as of July 30, 2012.

Sun Hydraulics Corporation

INDEX

For the quarter ended June 30, 2012

PART I: FINANCIAL INFORMATION

Item  1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,465	$51,262
Restricted cash	47	46
Accounts receivable, net of allowance for doubtful accounts of $68 and $83	21,736	16,227
Inventories	13,719	12,829
Income taxes receivable	—	120
Deferred income taxes	260	260
Marketable securities	30,872	21,832
Other current assets	1,658	1,354

Total current assets	121,757	103,930

Property, plant and equipment, net	58,402	56,959
Other assets	6,350	6,639

Total assets	$186,509	$167,528

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,805	$4,402
Accrued expenses and other liabilities	5,893	7,466
Income taxes payable	342	—
Dividends payable	2,337	2,318

Total current liabilities	13,377	14,186

Deferred income taxes	6,918	6,917
Other noncurrent liabilities	244	1,149

Total liabilities	20,539	22,252

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 40,000,000 shares authorized, par value $0.001, 25,981,534 and 25,756,442 shares outstanding	26	26
Capital in excess of par value	55,771	48,944
Retained earnings	112,508	98,426
Accumulated other comprehensive loss	(2,335)	(2,120)

Total shareholders’ equity	165,970	145,276

Total liabilities and shareholders’ equity	$186,509	$167,528

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	June 30, 2012	July 2, 2011
	(unaudited)	(unaudited)

Net sales	$57,031	$54,770

Cost of sales	34,062	33,096

Gross profit	22,969	21,674

Selling, engineering and administrative expenses	6,505	6,290

Operating income	16,464	15,384

Interest income, net	(294)	(186)
Foreign currency transaction gain, net	(66)	(33)
Miscellaneous (income) expense, net	(39)	32

Income before income taxes	16,863	15,571

Income tax provision	5,616	5,134

Net income	$11,247	$10,437

Basic net income per common share	$0.43	$0.41

Weighted average basic shares outstanding	25,937	25,638

Diluted net income per common share	$0.43	$0.41

Weighted average diluted shares outstanding	25,975	25,674

Dividends declared per share	$0.090	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Six months ended
	June 30, 2012	July 2, 2011
	(unaudited)	(unaudited)

Net sales	$112,305	$105,473

Cost of sales	67,118	63,857

Gross profit	45,187	41,616

Selling, engineering and administrative expenses	13,459	12,322

Operating income	31,728	29,294

Interest income, net	(635)	(349)
Foreign currency transaction gain, net	(77)	(87)
Miscellaneous income, net	(164)	(258)

Income before income taxes	32,604	29,988

Income tax provision	10,734	9,781

Net income	$21,870	$20,207

Basic net income per common share	$0.85	$0.79

Weighted average basic shares outstanding	25,861	25,593

Diluted net income per common share	$0.84	$0.79

Weighted average diluted shares outstanding	25,905	25,629

Dividends declared per share	$0.300	$0.223

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended		Six months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$11,247	$10,437	$21,870	$20,207

Other comprehensive income (loss)
Foreign currency translation adjustments	(1,812)	617	(200)	2,307
Unrealized loss on available-for-sale securities	(408)	(27)	(15)	(15)

Total other comprehensive income (loss)	(2,220)	590	(215)	2,292

Comprehensive income	$9,027	$11,027	$21,655	$22,499

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total

Balance, December 31, 2011	—	$—	25,756	$26	$48,944	$98,426	$(2,120)	$145,276
Shares issued, other comp			51					—
Shares issued, ESPP			30		333			333
Shares issued, shared distribution			145		4,407			4,407
Stock-based compensation					2,087			2,087
Dividends declared						(7,788)		(7,788)
Net income						21,870		21,870
Other comprehensive loss							(215)	(215)

Balance, June 30, 2012	—	$—	25,982	$26	$55,771	$112,508	$(2,335)	$165,970

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Six months ended
	June 30, 2012	July 2, 2011
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$21,870	$20,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,576	3,368
(Gain) Loss on disposal of assets	(21)	69
Unrealized foreign exchange loss	15	—
Provision for deferred income taxes	1	6
Allowance for doubtful accounts	(15)	1
Stock-based compensation expense	1,157	829
(Increase) decrease in:
Accounts receivable	(5,494)	(6,954)
Inventories	(890)	(1,276)
Income taxes receivable	120	671
Other current assets	(304)	(352)
Other assets	181	(318)
Increase (decrease) in:
Accounts payable	403	1,827
Accrued expenses and other liabilities	2,834	3,526
Income taxes payable	342	—
Other noncurrent liabilities	25	365

Net cash provided by operating activities	23,800	21,969

Cash flows from investing activities:
Proceeds from sale of joint venture	—	1,451
Capital expenditures	(4,752)	(2,811)
Proceeds from dispositions	21	30
Purchases of marketable securities	(12,251)	(5,500)
Proceeds from sale of marketable securities	3,130	4,190

Net cash used in investing activities	(13,852)	(2,640)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	61
Proceeds from stock issued	333	281
Dividends to shareholders	(7,769)	(4,952)

Net cash used in financing activities	(7,436)	(4,610)

Effect of exchange rate changes on cash and cash equivalents	(309)	1,795

Net increase in cash and cash equivalents	2,203	16,514

Cash and cash equivalents, beginning of period	51,262	33,206

Cash and cash equivalents, end of period	$53,465	$49,720

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$10,272	$9,104
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$4,407	$2,412
Common stock issued for deferred director’s compensation through other noncurrent liabilities	$930	$—

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1.	BASIS OF PRESENTATION AND SUMMARY OF BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics, located in Bordeaux, France, was dissolved in November 2011. Concurrently, Sun Hydraulics opened a liaison office in France to service this market. Sun Hydraulics established Sun Hydraulics China Co. Ltd, a representative office in Shanghai in January 2011, to develop new business opportunities in the Chinese market. Sun Hydraulics (India) a liaison office in Bangalore, India is used to develop new business opportunities in the Indian market. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, located in Mediapolis, Iowa, designs and produces complementary electronic control products. On September 27, 2011, Sun Hydraulics purchased the outstanding shares of High Country Tek, Inc. (“HCT”) it did not already own. HCT, now a wholly-owned subsidiary of Sun Hydraulics, is located in Nevada City, California, and designs and manufactures ruggedized electronic/hydraulic control solutions for mobile equipment markets.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 14, 2012. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the period ending December 29, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income	$11,247	$10,437	$21,870	$20,207
Weighted average basic shares outstanding	25,937	25,638	25,861	25,593
Basic net income per common share	$0.43	$0.41	$0.85	$0.79
Effect of dilutive stock options	38	36	44	36
Weighted average diluted shares outstanding	25,975	25,674	25,905	25,629
Diluted net income per common share	$0.43	$0.41	$0.84	$0.79

Reclassification

Certain amounts shown in the 2011 consolidated financial statements have been reclassified to conform to the current presentation.

3.	STOCK-BASED COMPENSATION

The Company’s 2006 Stock Option Plan (“2006 Plan”) provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 1,125,000 shares of the Company’s common stock by officers, employees and directors of the Company. Under the terms of the plan, incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company’s voting stock). Nonqualified stock options may be granted at the discretion of the Company’s Board of Directors. The maximum term of an option may not exceed 10 years, and options become exercisable at such times and in such installments as determined by the Board of Directors. No awards have been granted under the 2006 Plan.

The Company’s 2001 Restricted Stock Plan provides for the grant of restricted stock of up to an aggregate of 928,125 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. The 2001 Restricted Stock Plan expired in 2011 and was replaced in September 2011 with the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At June 30, 2012, 911,162 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the six months ended June 30, 2012, and July 2, 2011, totaled $835 and $518 respectively.

The following table summarizes restricted stock activity from December 31, 2011, through June 30, 2012:

	Number of shares	Weighted average grant-date fair value

Nonvested balance at December 31, 2011	154	24.25
Granted	—	—
Vested	—	—
Forfeitures	—	—

Nonvested balance at June 30, 2012	154	24.25

The Company has $2,378 of total unrecognized compensation cost related to restricted stock awards granted under the two plans as of June 30, 2012. That cost is expected to be recognized over a weighted average period of 1.29 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 17,593 shares at a weighted average price of $18.92, and 14,405 shares at a weighted average price of $19.05, under the ESPP during the six months ended June 30, 2012, and July 2, 2011, respectively. The Company recognized $101 and $105 of compensation expense during the six months ended June 30, 2012, and July 2, 2011, respectively. At June 30, 2012, 730,955 shares remained available to be issued through the ESPP and the U.K. plan.

The Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”) originally was adopted by the Board of Directors and approved by the shareholders in 2004, and amended in 2008. Under the Plan, Directors who were not officers of the Company were paid 375 shares of Company common stock and $3 in cash fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they served when the committee meeting was not held within one day of a meeting of the Board of Directors. Committee Chairmen received additional fees equal to 25% of normal compensation and the Chairman of the Board was paid twice the amount of normal compensation, with such additional compensation payable in Company common stock. The Plan authorized the issuance of up to 270,000 shares of common stock. At June 30, 2012, 179,409 shares remained available to be issued through the Plan.

Prior to June 7, 2011 Directors were able to elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock were converted to deferred stock units. Deferred stock units are treated as liabilities. At June 30, 2012, there were 10,056 deferred stock units outstanding.

In March 2012, the Board reviewed its non-employee director compensation policy and determined that compensating Directors solely in Company stock would further align the interests of the Board and the shareholders. Accordingly, the Board of Directors adopted the Sun Hydraulics Corporation 2012 Nonemployee Director Fees Plan (the “2012 Directors Plan”), which was approved by the shareholders of the Company at its 2012 annual meeting.

Under the 2012 Directors Plan, as compensation for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board, each Nonemployee Director will be paid 500 shares of Common Stock. The Chairman’s fee is twice that of a regular director, and the fee for the chairs of each Board committee is 125% that of a regular director. The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of Shares which may be issued during any single calendar year is limited to 25,000 Shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At June 30, 2012, 265,625 shares remained available to be issued through the 2012 Directors Plan.

Directors were granted 8,266 and 7,468 shares for the six months ended June 30, 2012, and July 2, 2011, respectively. The Company recognized director stock compensation expense of $218 and $512 for the six months ended June 30, 2012, and July 2, 2011, respectively.

4.	RESTRICTED CASH

The restricted cash balance at June 30, 2012, consisted of $47 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operation and is held with Lloyds TSB in the U.K.

5.	INVENTORIES

	June 30, 2012	December 31, 2011

Raw materials	$5,885	$5,624
Work in process	4,359	3,912
Finished goods	4,062	3,861
Provision for slow moving inventory	(587)	(568)

Total	$13,719	$12,829

6.	GOODWILL AND INTANGIBLE ASSETS

The Company had $2,691 of goodwill at June 30, 2012, and December 31, 2011, including $715 related to its acquisition of Sun Korea and $1,976 related to the acquisition of HCT. Goodwill is held in other assets on the balance sheet.

The goodwill related to the acquisition of Sun Korea of $715 was valued at December 31, 2011, using a valuation model reflecting the expected future cash flow projections. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of June 30, 2012, no factors were identified that indicated impairment of the carrying value of the goodwill related to Sun Korea.

On September 27, 2011, the company recognized goodwill arising from the acquisition of HCT equal to $1,976 consisting of the value of the workforce, synergies and competitive advantages obtained as a result of the acquisition. As of June 30, 2012, no factors were identified that indicated impairment of the carrying value of the goodwill related to HCT.

The Company recognized $2,658 in identifiable intangible assets as a result of the acquisition of HCT. Intangible assets are held in other assets on the balance sheet. At June 30, 2012, and December 31, 2011, intangible assets consisted of the following:

		June 30, 2012			December 31, 2011
	Useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	10	$756	$(57)	$699	$756	$(19)	$737
Technology	10	697	(222)	475	697	(187)	510
Customer Relationships	20	1,475	(55)	1,420	1,475	(18)	1,457

		$2,928	$(334)	$2,594	$2,928	$(224)	$2,704

Total estimated amortization expense for the years 2012 through 2016 is presented below. The amount reflected below for 2012 includes year-to-date amortization expense.

Year:
2012	219
2013	219
2014	219
2015	206
2016	192

Total	$1,055

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the six months ended June 30, 2012.

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

The acquisition was accounted for as a business combination using the acquisition method and, accordingly, the identifiable assets acquired and the liabilities assumed were recorded at their estimated fair value at the date of acquisition.

The revenue and earnings for HCT included in Sun’s Consolidated Statement of Operations for the six months ended June 30, 2012, and the revenue and earnings of the combined entity had the acquisition date been January 2, 2011, are:

	Revenue	Earnings
	(unaudited)	(unaudited)
Actual from 01/01/2012 - 06/30/2012	$1,962	$(253)

Supplemental pro forma from 01/02/2011 to 07/02/2011	$107,375	$20,116

9.	LONG-TERM DEBT

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

At June 30, 2012, the Company had an unrecognized tax benefit of $303 including accrued interest for uncertain tax positions related to previous years. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of June 30, 2012, is not considered material to the Company’s consolidated financial statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2004 for the majority of tax jurisdictions.

The Company’s federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2004 through 2009. The reduction in the reserve during 2012 is primarily related to an IRS proposal from Appeals regarding the Company’s research and development tax credit position. The Company has accepted the proposal. There is no longer an amount reserved for the Company’s research and development tax credits for the periods 2004 through 2007 and no tax benefit was recognized as a result of this settlement. To date, there have not been any other significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements.

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

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated

Three Months
Ended June 30, 2012
Sales to unaffiliated customers	$39,458	$4,953	$7,054	$5,566	$—	$57,031
Intercompany sales	8,466	—	21	473	(8,960)	—
Operating income	13,116	508	1,647	1,085	108	16,464
Depreciation	1,306	31	78	219	—	1,634
Capital expenditures	2,621	9	15	321	—	2,966

Three Months
Ended July 2, 2011
Sales to unaffiliated customers	$35,152	$5,674	$7,308	$6,636	$—	$54,770
Intercompany sales	8,470	—	63	407	(8,940)	—
Operating income	11,383	659	1,922	1,281	139	15,384
Depreciation	1,292	29	88	246	—	1,655
Capital expenditures	1,615	23	5	56	—	1,699

Six Months
Ended June 30, 2012
Sales to unaffiliated customers	$75,078	$10,906	$14,474	$11,847	$—	$112,305
Intercompany sales	17,541	—	44	847	(18,432)	—
Operating income	24,897	1,214	3,192	2,219	206	31,728
Depreciation	2,631	57	160	438	—	3,286
Capital expenditures	4,214	20	32	486	—	4,752

Six Months
Ended July 2, 2011
Sales to unaffiliated customers	$65,618	$11,697	$14,496	$13,662	$—	$105,473
Intercompany sales	17,959	—	116	783	(18,858)	—
Operating income	21,359	1,599	3,662	2,487	187	29,294
Depreciation	2,585	54	188	486	—	3,313
Capital expenditures	2,510	146	50	104	—	2,810

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparison of the Six Month Periods Ended June 30, 2012, and July 2, 2011, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense, foreign currency transaction gain/loss, and net miscellaneous income/expense.

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

The Company held available-for-sale securities with an aggregate fair value of $30,872 and $21,832 at June 30, 2012, and December 31, 2011, respectively. The Company, on a recurring basis, measures available-for-sale securities at fair value using quoted prices in active markets. The net unrealized holding loss amounted to $375 and $492 at June 30, 2012, and December 31, 2011, respectively. In addition, the Company reports deferred director stock units and phantom stock units as a liability. These liabilities, on a recurring basis, are measured at fair value using quoted prices in the active market. The Company’s liability was $298 and $1,182, at June 30, 2012, and December 31, 2011, respectively. The Company recognized expense related to those liabilities of $35 and $393 for the six month periods ended June 30, 2012, and July 2, 2011, respectively.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2012, and July 2, 2011.

Assets measured at fair value on a recurring basis include the following at June 30, 2012:

		Fair Value Measurements at the End of the Reporting Period Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$30,872	$30,872	$—	$—

Liabilities measured at fair value on a recurring basis include the following at June 30, 2012:

		Fair Value Measurements at the End of the Reporting Period Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)

Deferred director stock units	$244	$244	$—	$—
Phantom stock units	54	54	—	—

Total recurring fair value measurements	$298	$298	$—	$—

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

In July 2012, the FASB amended guidance on the annual testing of indefinite-lived intangible assets for impairment. Under the amended guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 24% and 42% in 2011 and 2010, respectively, after a decrease of 40% in 2009. The index of shipments of hydraulic products increased 6% for the three-month period ending June 30, 2012, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction. The index decreased to 49.7 in June 2012 compared to 55.3 in June 2011. In July 2012, the index was 49.8. This is the second consecutive month of contraction in the manufacturing sector, following 34 months of expansion.

Results for the second quarter

(in millions except net income per share)

	June 30, 2012	July 2, 2011	Increase

Three Months Ended
Net sales	$57.0	$54.8	4%
Net income	$11.2	$10.4	8%
Net income per share:
Basic	$0.43	$0.41	5%
Diluted	$0.43	$0.41	5%

Six Months Ended
Net sales	$112.3	$105.5	6%
Net income	$21.9	$20.2	8%
Net income per share:
Basic	$0.85	$0.79	8%
Fully Diluted	$0.84	$0.79	6%

Sun had another record quarter with sales of $57 million. Second quarter sales were up 4%, despite a 2% negative impact due to the strengthening of the U.S. dollar. Strong domestic demand continued to drive the top line, with year-to-date North American sales up 19% compared to last year. Despite emerging headwinds, Sun had a strong first half and is on track to have another great year of sales and earnings.

Sun’s international business slowed in the second quarter, primarily in Europe. While the European economy struggles and China’s growth remains constrained, the Company continues to add new customers, enlarging its customer base in these regions. Management believes long-term, this market penetration will help bolster Sun’s global market share.

This is a period of economic volatility and it is difficult to anticipate short-term business conditions in this environment. The PMI, which came in at 49.8 for July 2012, supports the idea of short-term uncertainty. But, Sun is a very agile company and, as we have demonstrated in the past, we are able to rapidly flex and adapt to changing business conditions. The Company’s focus remains on long-term profitable growth by providing both products and services that its customers value. Management believes this is the best way to achieve better than average returns for its shareholders.

Outlook

All geographic regions continue to moderately slow down and third quarter 2012 revenues are expected to be approximately $49 million, compared to $53 million in the third quarter of 2011. For comparison purposes, the third quarter 2012 outlook includes $1 million in revenue from High Country Tek (HCT), while there was no revenue impact in 2011’s third quarter results from HCT.

Third quarter 2012 earnings per share are estimated to be $0.34 to $0.36, compared to $0.44 in the same period a year ago. HCT is not expected to contribute to 2012 earnings. However, for comparison purposes, 2011 third quarter results included a one-time $0.03 per share gain resulting from the acquisition of HCT. The remainder of the earnings decline is predominantly related to lower sales volume.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2012 AND JULY 2, 2011

Net Sales

Net sales were $57.0 million, an increase of $2.3 million, or 4.1%, compared to $54.8 million in 2011. The increase in net sales was primarily driven by increased demand in North America in our end markets, which primarily include capital goods equipment. A price increase, effective July 1, 2011, contributed approximately 3%, or $1.8 million to sales. Changes in exchange rates had a negative impact on sales of approximately 2%, or $1.0 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 12% of total sales.

North American sales increased 17.7% or $4.3 million, to $28.6 million, Asian sales were down 6.2%, or $0.7 million, to $10.6 million, and European sales were down 6.5%, or $1.1 million, to $15.9 million.

The U.S. reporting segment had sales of $39.5 million in the second quarter of 2012, up $4.3 million or 12.3%, compared to sales of $35.2 million during the second quarter last year. The increase was driven primarily by demand in the North American market. HCT, acquired in the fourth quarter of 2011, added $1.0 million to sales in the second quarter of 2012. International sales out of the U.S. were $14.7 million during the second quarter of 2012, up 4.7% or $0.7 million, compared to $14.0 million during the second quarter last year. The increase in international sales was primarily caused by increased sales to Canada, while sales to Europe and Asia remained relatively flat.

The Korean reporting segment had sales of $5.0 million during the second quarter of 2012, down $0.7 million or 12.7%, compared to sales of $5.7 million during the second quarter last year. Currency effect had a negative impact of approximately $0.3 million on Korea’s second quarter 2012 sales. The remainder of the decrease related to reduced demand within Korea and China.

The German reporting segment had sales of $7.1 million during the second quarter of 2012, down $0.3 million or 3.5%, compared to sales of $7.3 million during the second quarter last year. Sales increased in local currency compared to the prior year, but currency translation effect due to a weakening Euro had a negative impact on second quarter sales of approximately $0.7 million.

The U.K. reporting segment had sales of $5.6 million during the second quarter of 2012, down $1.1 million or 16.1%, compared to sales of $6.6 million during the second quarter last year. The decrease in sales was primarily related to reduced demand within the UK and to France. Currency effect had a negative impact of approximately $0.1 million on U.K.’s second quarter 2012 sales.

Gross Profit

Gross profit increased $1.3 million or 6.0% to $23.0 million in the second quarter of 2012, compared to $21.7 million in the second quarter last year. Gross profit as a percentage of net sales increased to 40.3% in the second quarter of 2012, compared to 39.6% in the second quarter last year.

The increase in gross profit was primarily attributed to a price increase in July 2011 of approximately $1.8 million. Higher sales volume in the second quarter of 2012 contributed $0.2 million of the increase. These amounts were partially offset by higher material, direct labor and fixed overhead costs, all of which increased approximately $0.2 million.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 3.4%, or $0.2 million, to $6.5 million in 2012, compared to $6.3 million last year. The change for the second quarter of 2012 was primarily due to expenses at HCT of approximately $0.4 million, which were included in the current year. HCT’s SEA expenses add approximately $0.5 million next quarter, affecting year over year comparisons.

Operating Income

Operating income increased $1.1 million or 7.0% to $16.5 million in the second quarter of 2012, compared to $15.4 million in the second quarter last year, with operating margins of 28.9% and 28.1% for the second quarters of 2012 and 2011, respectively.

The U.S. reporting segment contributed $13.1 million to our consolidated operating income during the second quarter of 2012, compared to $11.4 million during the second quarter of 2011. The increase of $1.7 million in the U.S. operating segment was primarily related to the increase in sales volume.

The Korean reporting segment contributed $0.5 million to our consolidated operating income during the second quarter of 2012 compared to $0.7 million during the second quarter last year. The decrease in operating margins was primarily related to lower sales and increased material costs.

The German reporting segment contributed $1.6 million to our consolidated operating income during the second quarter of 2012 compared to $1.9 million during the second quarter last year. The decrease in operating margins was primarily related to increased material costs. Material cost increases were related to purchases of material in U.S. Dollars and a weakening Euro.

The U.K. reporting segment contributed $1.1 million to our consolidated operating income during the second quarter of 2012 compared to $1.3 million during the second quarter last year. The decrease in operating income was primarily related to the decrease in sales volume.

Interest Income, Net

Net interest income was $0.3 million for the quarter ended June 30, 2012, compared to $0.2 million for the quarter ended July 2, 2011. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended June 30, 2012, was $81.9 million compared to $52.0 million for the quarter ended July 2, 2011.

Miscellaneous Income/Expense, Net

There was minimal net miscellaneous income for the quarters ended June 30, 2012, compared to minimal net miscellaneous expense for the quarter ended July 2, 2011.

Income Taxes

The provision for income taxes for the quarter ended June 30, 2012, was 33.3% of pretax income compared to 33.0% for the quarter ended July 2, 2011. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2012 AND JULY 2, 2011

Net Sales

Net sales were $112.3 million, an increase of $6.8 million, or 6.5%, compared to $105.5 million in 2011. The increase in net sales was primarily driven by increased demand in North America in our end markets, which primarily include capital goods equipment. A price increase, effective July 1, 2011, contributed approximately 3%, or $3.6 million to sales. Changes in exchange rates had a negative impact on sales of approximately 1%, or $1.4 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 12% of total sales.

North American sales increased 19.1% or $8.8 million, to $54.8 million, Asian sales were down 4.1%, or $0.9 million, to $21.2 million, and European sales were down 3.6%, or $1.2 million, to $32.6 million.

The U.S. reporting segment had sales of $75.1 million in 2012, up $9.5 million or 14.4%, compared to sales of $65.6 million last year. The increase was driven primarily by demand in North American end markets. HCT, acquired in the fourth quarter of 2011, added $1.9 million to sales in 2012. International sales out of the U.S. were $27.6 million in 2012, up 7.4% or $1.9 million, compared to $25.7 million last year. The increase in sales was primarily caused by increased sales to Canada. Sales from the U.S. to Europe also increased slightly compared to the prior year, while sales to Asia remained relatively flat.

The Korean reporting segment had sales of $10.9 million in 2012, down $0.8 million or 6.8%, compared to sales of $11.7 million last year. Currency effect had a negative impact of approximately $0.4 million on Korea’s 2012 sales. The remainder of the decrease related to reduced demand within Korea and China.

The German reporting segment had sales of $14.5 million in both 2012 and 2011. Sales increased in local currency compared to the prior year, but currency translation effect due to a weakening Euro had a negative impact on 2012 sales of approximately $0.9 million.

The U.K. reporting segment had sales of $11.8 million in 2012, down $1.8 million or 13.3%, compared to sales of $13.7 million last year. The decrease in sales was primarily related to reduced demand relating to a onetime project in the U.K. last year, which contributed approximately $2.0 million to sales in 2011 that did not occur during the current period. There was a negative impact from currency on the U.K.’s 2012 sales of $0.1 million.

Gross Profit

Gross profit increased $3.6 million or 8.6% to $45.2 million in 2012, compared to $41.6 million last year. Gross profit as a percentage of net sales increased to 40.2% in 2012, compared to 39.5% last year.

The increase in gross profit was primarily attributed to a price increase in July 2011 of approximately $3.6 million. Higher sales volume in 2012 contributed $1.3 million of the increase. Decreases in overhead expenses as a percentage of sales added approximately $0.2 million to gross profit. These amounts were partially offset by increased material costs of $1.2 million, and increased labor costs of $0.2 million.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 9.2%, or $1.1 million, to $13.5 million in 2012, compared to $12.3 million last year. The change for 2012 was primarily due to expenses at HCT of approximately $0.9 million, which were included in the current year. HCT’s SEA expenses will add approximately $0.5 million next quarter, affecting year over year comparisons.

Operating Income

Operating income increased $2.4 million or 8.3% to $31.7 million in 2012, compared to $29.3 million last year, with operating margins of 28.3% and 27.8% for 2012 and 2011, respectively.

The U.S. reporting segment contributed $24.9 million to our consolidated operating income during 2012, compared to $21.4 million during 2011. The increase of $3.5 million in the U.S. operating segment was primarily related to the increase in sales volume.

The Korean reporting segment contributed $1.2 million to our consolidated operating income during 2012 compared to $1.6 million last year. The decrease in operating margins was primarily related to increased material costs.

The German reporting segment contributed $3.2 million to our consolidated operating income during 2012 compared to $3.7 million last year. The decrease in operating margins was primarily related to increased material costs. Material cost increases were related to purchases of material in U.S. Dollars and a weakening Euro.

The U.K. reporting segment contributed $2.2 million to our consolidated operating income during 2012 compared to $2.5 million last year. The decrease in operating income was primarily related to the decrease in sales volume.

Interest Income, Net

Net interest income was $0.6 million in 2012, compared to $0.3 million in 2011. The Company currently has no outstanding debt. Total average cash and investments for the six months ended June 30, 2012, was $78.8 million compared to $53.8 million for the six months ended July 2, 2011.

Miscellaneous Income, Net

There was net miscellaneous income of $0.2 million in 2012, compared to net miscellaneous income of $0.3 million in 2011. The current period income is primarily related to an incentive received for our thermal storage energy building, and the prior period includes the gain recognized on the sale of our China joint venture.

Income Taxes

The provision for income taxes for the six months ended June 30, 2012, was 32.9% of pretax income compared to 32.6% for the six months ended July 2, 2011. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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

Cash from operations for the six months ended June 30, 2012, was $23.8 million, compared to $22.0 million for the six months ended July 2, 2011. The $1.8 million increase in the Company’s net cash flow from operations during the period was due primarily to the increase in net income of $1.7 million. Changes in working capital relating to increases in accounts receivable and inventory were $6.4 million during 2012, compared to $8.2 million during 2011. Increases in accounts payable and accruals were $3.2 million during 2012, compared to $5.4 million during 2011. Cash on hand increased $2.2 million from $51.3 million at the end of 2011 to $53.5 million at June 30, 2012. Days sales outstanding (DSO) were 35 and 39 at June 30, 2012, and July 2, 2011. Inventory turns were 9.9 as of June 30, 2012, and 11.0 as of July 2, 2011.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $4.8 million for the six months ended June 30, 2012, compared to $2.8 million for the six months ended July 2, 2011. Capital expenditures for the year are projected to be approximately $13.0 million.

In January 2012, the Company applied for permitting to begin site preparation for a planned expansion on property the Company currently owns. The new facility, when completed, will have 60,000 square feet of manufacturing and 16,000 square feet of office space. The total investment is estimated to be approximately $16.0 million.

Included in capital expenditures for 2012 is approximately $6.0 million relating to the new facility. Also included in our annual estimate is $2.0 million for an expansion and update of our U.K. facility. The remaining expenditures consist of purchases of machinery and equipment.

The Company declared a quarterly cash dividend of $0.09 per share payable on July 15, 2012, to shareholders of record as of June 30, 2012. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

The Company uses the equity method of accounting to account for its investment in WhiteOak. The Company does not have a majority ownership in or exercise control over the entity. The investment was not material to the financial statements of the Company at June 30, 2012.

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

Critical Accounting Policies and Estimates

The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, and income taxes. The Company’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2011, and did not change during the first six months of 2012.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2011, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended June 30, 2012. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at June 30, 2012. A 1% change in interest rates up or down would have an immaterial affect on the Company’s income statement on an annual basis at the current, variable-rate outstanding debt level.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2012, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the period ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 8, 2012.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal
Financial and Accounting Officer)