Form 10-Q
period 2012-09-29
SUN HYDRAULICS CORP
filed 2012-11-07
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

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

The Registrant had 26,090,080 shares of common stock, par value $.001, outstanding as of October 26, 2012.

Sun Hydraulics Corporation

INDEX

For the quarter ended September 29, 2012

PART I: FINANCIAL INFORMATION

Item  1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	September 29, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,742	$45,080
Restricted cash	49	46
Accounts receivable, net of allowance for doubtful accounts of $127 and $83	18,492	16,227
Inventories	12,976	12,829
Income taxes receivable	—	120
Deferred income taxes	260	260
Marketable securities	46,985	28,014
Other current assets	1,268	1,354

Total current assets	130,772	103,930

Property, plant and equipment, net	58,900	56,959
Other assets	6,566	6,639

Total assets	$196,238	$167,528

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$4,467	$4,402
Accrued expenses and other liabilities	6,781	7,466
Income taxes payable	1,047	—
Dividends payable	2,339	2,318

Total current liabilities	14,634	14,186

Deferred income taxes	6,921	6,917
Other noncurrent liabilities	—	1,149

Total liabilities	21,555	22,252

Commitments and contingencies	—	—

Shareholders' equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 40,000,000 shares authorized, par value $0.001, 25,992,248 and 25,756,442 shares outstanding	26	26
Capital in excess of par value	56,426	48,944
Retained earnings	119,002	98,426
Accumulated other comprehensive loss	(771)	(2,120)

Total shareholders' equity	174,683	145,276

Total liabilities and shareholders' equity	$196,238	$167,528

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	September 29, 2012	October 1, 2011
	(unaudited)	(unaudited)
Net sales	$48,825	$53,041

Cost of sales	29,428	32,293

Gross profit	19,397	20,748

Selling, engineering and administrative expenses	6,202	5,249

Operating income	13,195	15,499

Interest income, net	(406)	(241)
Foreign currency transaction loss, net	2	50
Miscellaneous (income) expense, net	6	(1,292)

Income before income taxes	13,593	16,982

Income tax provision	4,758	5,588

Net income	$8,835	$11,394

Basic net income per common share	$0.34	$0.44

Weighted average basic shares outstanding	25,989	25,652

Diluted net income per common share	$0.34	$0.44

Weighted average diluted shares outstanding	25,999	25,701

Dividends declared per share	$0.090	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Nine months ended
	September 29, 2012	October 1, 2011
	(unaudited)	(unaudited)
Net sales	$161,131	$158,514

Cost of sales	96,546	96,147

Gross profit	64,585	62,367

Selling, engineering and administrative expenses	19,662	17,570

Operating income	44,923	44,797

Interest income, net	(1,041)	(590)
Foreign currency transaction gain, net	(75)	(36)
Miscellaneous income, net	(158)	(1,550)

Income before income taxes	46,197	46,973

Income tax provision	15,493	15,369

Net income	$30,704	$31,604

Basic net income per common share	$1.19	$1.23

Weighted average basic shares outstanding	25,904	25,613

Diluted net income per common share	$1.18	$1.23

Weighted average diluted shares outstanding	25,937	25,653

Dividends declared per share	$0.390	$0.313

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended		Nine months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$8,835	$11,394	$30,704	$31,604

Other comprehensive income (loss)
Foreign currency translation adjustments	1,364	(2,964)	1,032	(657)
Unrealized gain (loss) on available-for-sale securities	200	(517)	317	(532)

Total other comprehensive income (loss)	1,564	(3,481)	1,349	(1,189)

Comprehensive income	$10,399	$7,913	$32,053	$30,415

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders' Equity (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 31, 2011	—	$—	25,756	$26	$48,944	$98,426	$(2,120)	$145,276
Shares issued, other comp			53					—
Shares issued, ESPP			38		506			506
Shares issued, shared distribution			145		4,407			4,407
Stock-based compensation					2,569			2,569
Dividends declared						(10,128)		(10,128)
Net income						30,704		30,704
Other comprehensive income							1,349	1,349

Balance, September 29, 2012	—	$—	25,992	$26	$56,426	$119,002	$(771)	$174,683

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended
	September 29, 2012	October 1, 2011
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$30,704	$31,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,353	5,025
Gain on investment in HCT	—	(1,244)
(Gain)Loss on disposal of assets	84	(27)
Provision for deferred income taxes	4	—
Allowance for doubtful accounts	44	16
Stock-based compensation expense	1,639	1,218
(Increase) decrease in, net of acquisition:
Accounts receivable	(2,309)	(2,927)
Inventories	(147)	(823)
Income taxes receivable	120	866
Other current assets	86	(488)
Other assets	(92)	(88)
Increase (decrease) in, net of acquisition:
Accounts payable	65	1,534
Accrued expenses and other liabilities	3,722	3,535
Income taxes payable	1,047	—
Other noncurrent liabilities	(219)	(202)

Net cash provided by operating activities	40,101	37,999

Cash flows from investing activities:
Proceeds from sale of joint venture	—	1,451
Acquisition of business, net of cash acquired	—	(1,776)
Capital expenditures	(6,703)	(6,778)
Proceeds from dispositions	56	30
Purchases of marketable securities	(25,774)	(13,516)
Proceeds from sale of marketable securities	6,821	6,497

Net cash used in investing activities	(25,600)	(14,092)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	61
Proceeds from stock issued	506	408
Dividends to shareholders	(10,107)	(7,284)

Net cash used in financing activities	(9,601)	(6,815)

Effect of exchange rate changes on cash and cash equivalents	762	(707)

Net increase in cash and cash equivalents	5,662	16,385

Cash and cash equivalents, beginning of period	45,080	33,206

Cash and cash equivalents, end of period	$50,742	$49,591

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$14,323	$14,503
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$4,407	$2,412
Common stock issued for deferred director's compensation through other noncurrent liabilities	$930	$—

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 14, 2012. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three and nine month periods ended September 29, 2012, are not necessarily indicative of the results that may be expected for the period ending December 29, 2012.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net income	$8,835	$11,394	$30,704	$31,604
Weighted average basic shares outstanding	25,989	25,652	25,904	25,613
Basic net income per common share	$0.34	$0.44	$1.19	$1.23
Effect of dilutive stock options	10	49	32	40
Weighted average diluted shares outstanding	25,999	25,701	25,937	25,653
Diluted net income per common share	$0.34	$0.44	$1.18	$1.23

Reclassification

Certificates of deposit classified as cash in the prior period were reclassified to marketable securities to conform to the current year presentation.

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

The Company’s 2001 Restricted Stock Plan provides for the grant of restricted stock of up to an aggregate of 928,125 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. The 2001 Restricted Stock Plan expired in 2011 and was replaced in September 2011 with the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At September 29, 2012, 912,462 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the nine months ended September 29, 2012, and October 1, 2011, totaled $1,176 and $776 respectively.

The following table summarizes restricted stock activity from December 31, 2011, through September 29, 2012:

	Number of shares	Weighted average grant-date fair value

Nonvested balance at December 31, 2011	154	24.25
Granted	—	—
Vested	—	—
Forfeitures	(2)	—

Nonvested balance at September 29, 2012	152	24.23

The Company has $1,925 of total unrecognized compensation cost related to restricted stock awards granted under the two plans as of September 29, 2012. That cost is expected to be recognized over a weighted average period of 1.05 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 25,882 shares at a weighted average price of $19.55, and 19,550 shares at a weighted average price of $20.86, under the ESPP during the nine months ended September 29, 2012, and October 1, 2011, respectively. The Company recognized $129 and $135 of compensation expense during the nine months ended September 29, 2012, and October 1, 2011, respectively. At September 29, 2012, 722,666 shares remained available to be issued through the ESPP and the U.K. plan.

The Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”) originally was adopted by the Board of Directors and approved by the shareholders in 2004, and amended in 2008. Under the Plan, Directors who were not officers of the Company were paid 375 shares of Company common stock and $3 in cash fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they served when the committee meeting was not held within one day of a meeting of the Board of Directors. Committee Chairmen received additional fees equal to 25% of normal compensation and the Chairman of the Board was paid twice the amount of normal compensation, with such additional compensation payable in Company common stock. The Plan authorized the issuance of up to 270,000 shares of common stock. At September 29, 2012, 179,375 shares remained available to be issued through the Plan.

Prior to June 7, 2011, Directors were able to elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock were converted to deferred stock units. Deferred stock units are treated as liabilities. At September 29, 2012, there were 10,090 deferred stock units outstanding.

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

Under the 2012 Directors Plan, as compensation for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board, each Nonemployee Director will be paid 500 shares of Common Stock. The Chairman’s fee is twice that of a regular director, and the fee for the chairs of each Board committee is 125% that of a regular director. The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of Shares which may be issued during any single calendar year is limited to 25,000 Shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At September 29, 2012, 261,249 shares remained available to be issued through the 2012 Directors Plan.

Directors were granted 12,676 and 11,207 shares for the nine months ended September 29, 2012, and October 1, 2011, respectively. The Company recognized director stock compensation expense of $349 and $30 for the nine months ended September 29, 2012, and October 1, 2011, respectively.

4. RESTRICTED CASH

The restricted cash balance at September 29, 2012, consisted of $49 in reserves as a required deferment for customs in the U.K. operation. The restricted amount was calculated as an estimate of two months of customs for items coming into the Company’s U.K. operation and is held with Lloyds TSB in the U.K.

5. INVENTORIES

	September 29, 2012	December 31, 2011
Raw materials	$6,483	$5,624
Work in process	3,794	3,912
Finished goods	3,363	3,861
Provision for slow moving inventory	(664)	(568)

Total	$12,976	$12,829

6. GOODWILL AND INTANGIBLE ASSETS

The Company had $2,691 of goodwill at September 29, 2012, and December 31, 2011, including $715 related to its acquisition of Sun Korea and $1,976 related to the acquisition of HCT. Goodwill is held in other assets on the balance sheet.

The goodwill related to the acquisition of Sun Korea of $715 was valued at December 31, 2011, using a valuation model reflecting the expected future cash flow projections. The analysis indicated that there was no impairment of the carrying value of the goodwill. As of September 29, 2012, no factors were identified that indicated impairment of the carrying value of the goodwill related to Sun Korea.

On September 27, 2011, the Company recognized goodwill arising from the acquisition of HCT equal to $1,976 consisting of the value of the workforce, synergies and competitive advantages obtained as a result of the acquisition. The goodwill was valued during the period ended September 29, 2012, using a valuation model reflecting the expected future cash flow projections. The analysis indicated that there was no impairment of the carrying value of the goodwill.

The Company recognized $2,658 in identifiable intangible assets as a result of its acquisitions of HCT. Intangible assets are held in other assets on the balance sheet. At September 29, 2012, and December 31, 2011, intangible assets consisted of the following:

		September 29, 2012			December 31, 2011
	Useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	10	$756	$(76)	$680	$756	$(19)	$737
Technology	10	697	(239)	458	697	(187)	510
Customer Relationships	20	1,475	(74)	1,401	1,475	(18)	1,457

		$2,928	$(389)	$2,539	$2,928	$(224)	$2,704

Total estimated amortization expense for the years 2012 through 2016 is presented below. The amount reflected below for 2012 includes year-to-date amortization expense.

Year:
2012	219
2013	219
2014	219
2015	206
2016	192

Total	$1,055

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the nine months ended September 29, 2012.

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

The revenue and earnings for HCT included in Sun’s Consolidated Statement of Operations for the nine months ended September 29, 2012, and the revenue and earnings of the combined entities had the acquisition date been January 2, 2011, are included in the table below.

	Revenue	Earnings
	(unaudited)	(unaudited)
Actual from 01/01/2012 – 09/29/2012	$2,836	$(404)
Supplemental pro forma from 01/02/2011 to 10/01/2011	$161,311	$31,728

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

10. INCOME TAXES

At September 29, 2012, the Company had an unrecognized tax benefit of $995 including accrued interest, an increase of $692 from the prior period for uncertain tax positions related to previous years. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of September 29, 2012, is not considered material to the Company’s consolidated financial statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2004 for the majority of tax jurisdictions.

The Company’s federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2004 through 2009. To date, there have not been any significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months the Company will resolve some or all of the matters presently under consideration for 2004 through 2009 with the IRS and that there could be significant increases or decreases to unrecognized tax benefits.

11. SEGMENT REPORTING

The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers and distributors of hydraulic components. The Company is multinational with operations in the United States, and subsidiaries in the United Kingdom, Germany, and Korea. Operations in France were conducted through a subsidiary of the Company until its dissolution in November 2011, at which time it became a liaison office. Amounts for France, due to their immateriality, are included with the U.S. Additionally, costs associated with the Company’s representative office in China and liaison office in India are included as part of the U.S. operating segment, as are sales into these regions. In computing operating profit for the foreign subsidiaries, no allocations of general corporate expenses have been made. Management bases its financial decisions by the geographical location of its operations.

Identifiable assets of the foreign subsidiaries are those assets related to the operation of those companies. United States assets consist of all other operating assets of the Company.

Segment information is as follows:

	United States	Korea	Germany	United Kingdom	Elimination	Consolidated
Three Months Ended September 29, 2012
Sales to unaffiliated customers	$34,302	$3,495	$6,267	$4,761	$—	$48,825
Intercompany sales	7,331	—	31	443	(7,805)	—
Operating income	11,069	185	1,296	912	(267)	13,195
Depreciation	1,302	36	82	185	—	1,605
Capital expenditures	1,735	4	6	206	—	1,951

Three Months Ended October 1, 2011
Sales to unaffiliated customers	$34,897	$5,081	$7,824	$5,239	$—	$53,041
Intercompany sales	8,763	—	60	405	(9,228)	—
Operating income	12,119	575	2,028	892	(115)	15,499
Depreciation	1,294	28	85	235	—	1,642
Capital expenditures	4,121	89	7	68	—	4,285

Nine Months Ended September 29, 2012
Sales to unaffiliated customers	$109,381	$14,401	$20,741	$16,608	$—	$161,131
Intercompany sales	24,872	—	75	1,289	(26,236)	—
Operating income	35,966	1,400	4,488	3,131	(62)	44,923
Depreciation	3,933	93	242	622	—	4,890
Capital expenditures	5,949	24	38	692	—	6,703

Nine Months Ended October 1, 2011
Sales to unaffiliated customers	$100,515	$16,778	$22,320	$18,901	$—	$158,514
Intercompany sales	26,722	—	176	1,188	(28,086)	—
Operating income	33,481	2,175	5,690	3,379	72	44,797
Depreciation	3,879	83	272	721	—	4,955
Capital expenditures	6,631	234	57	173	—	7,095

Sales to unaffiliated customers represent sales from each of the individual subsidiaries. For information on sales to geographic locations, see the Comparison of the Nine Month Periods Ended September 29, 2012, and October 1, 2011, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating income is total sales and other operating income less operating expenses. Segment operating income does not include interest income/expense, foreign currency transaction gain/loss, and net miscellaneous income/expense.

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

The Company held available-for-sale securities with an aggregate fair value of $40,502 and $21,832 at September 29, 2012, and December 31, 2011, respectively. The Company, on a recurring basis, measures available-for-sale securities at fair value using quoted prices in active markets. The net unrealized holding loss amounted to $175 and $492 at September 29, 2012, and December 31, 2011, respectively. In addition, the Company reports deferred director stock units and phantom stock units as a liability. These liabilities, on a recurring basis, are measured at fair value using quoted prices in the active market. The Company’s liability was $338 and $1,182, at September 29, 2012, and December 31, 2011, respectively. The Company recognized expense related to those liabilities of $74 and a gain of $194 for the nine month periods ended September 29, 2012, and October 1, 2011, respectively.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 29, 2012, and October 1, 2011.

Assets measured at fair value on a recurring basis include the following at September 29, 2012:

		Fair Value Measurements at the End of the Reporting Period Using
Description	September 29, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$40,502	$40,502	$—	$—

Liabilities measured at fair value on a recurring basis include the following at September 29, 2012:

		Fair Value Measurements at the End of the Reporting Period Using
Description	September 29, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred director stock units	$268	$268	$—	$—
Phantom stock units	70	70	—	—

Total recurring fair value measurements	$338	$338	$—	$—

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

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-

than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for the Company’s fiscal year ending December 29, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

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

15. SUBSEQUENT EVENT

On October 18, 2012, the Company, through Sun Korea, purchased all of the outstanding stock of Seungwon Solutions Corporation (“Seungwon”) for approximately $1,373. Seungwon is a component supplier to Sun Korea, which represents approximately 80% of Seungwon’s sales. The Company has not completed the initial accounting for the business combination, but does not expect the acquisition to have a material impact on its consolidated financial statements.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 24% and 42% in 2011 and 2010, respectively, after a decrease of 40% in 2009. The index of shipments of hydraulic products decreased 1% for the three-month period ending September 29, 2012, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction. The index decreased to 51.5 in September 2012 compared to 52.5 in September 2011. In October 2012, the index was 51.7. This is the second consecutive month of expansion following three months of slight contraction.

Results for the third quarter

(in millions except net income per share)

	September 29, 2012	October 1, 2011	Increase/Decrease
Three Months Ended
Net sales	$48.8	$53.0	-8%
Net income	$8.8	$11.4	-23%
Net income per share:
Basic	$0.34	$0.44	-23%
Diluted	$0.34	$0.44	-23%

Nine Months Ended
Net sales	$161.1	$158.5	2%
Net income	$30.7	$31.6	-3%
Net income per share:
Basic	$1.19	$1.23	-3%
Fully Diluted	$1.18	$1.23	-4%

Third quarter sales were as management expected. The sales decline was driven primarily by Asia/Pacific and Europe. While business was down in these regions, the Company continued to gain new customers to make up for slowing business with existing customers. North America was able to eke out a modest increase in the period. Earnings were within the Company’s forecast range, despite being negatively impacted by approximately $0.01 due to taxes.

The Company’s product development efforts are ongoing and new products continue to represent between 10 and 15% of sales. The Company has also been working to revamp and enhance its website and expects to launch the new version in early 2013. The new website will be faster, with added configuration mechanisms to make it easier for customers to define and procure solutions.

The fourth quarter forecast reflects continued sluggishness in the macro economy. The PMI is bouncing around the 50 mark, plus or minus, and has yet to provide any clear trend indications either positive or negative. Despite global headwinds, management believes 2012 will be a successful year for Sun. The Company’s efforts remain focused on product and market development and providing differentiated solutions and services to its customers.

Outlook

Fourth quarter 2012 revenues are expected to be approximately $41 million, down approximately 10% from the fourth quarter of 2011. Earnings per share are estimated to be $0.22 to $0.24 compared to $0.24 in the same period a year ago.

Management estimates year-end 2012 sales to be approximately $202 million, down approximately 1% from 2011 sales. Earnings per share for 2012 are estimated to be $1.40 to $1.42, compared to $1.46 in 2011.

For comparison purposes, 2011 results included a one-time $0.03 per share gain resulting from the acquisition of HCT.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

Net Sales

Net sales were $48.8 million, a decrease of $4.2 million, or 7.9%, compared to $53.0 million in 2011. The decrease in net sales was primarily driven by weaker demand in our European and Asian end markets, which primarily include capital goods equipment. A price increase, effective July 1, 2012, contributed approximately 3%, or $1.4 million to sales. Changes in exchange rates had a negative impact on sales of approximately 2%, or $0.9 million. New product sales (defined as products introduced within the last five years) continue to make up 10 – 15% of total sales.

North American sales increased 2.4% or $0.6 million, to $25.9 million, Asian sales were down 23.0%, or $2.1 million, to $7.0 million, and European sales were down 17.0%, or $2.8 million, to $13.6 million.

The U.S. reporting segment had sales of $34.3 million in the third quarter of 2012, down $0.6 million or 1.7%, compared to sales of $34.9 million during the third quarter last year. The decrease was driven by weaker demand in all geographic end markets. International sales out of the U.S. were $11.9 million during the third quarter of 2012, down 6.3% or $0.8 million, compared to $12.7 million during the third quarter last year. The decrease in international sales was primarily caused by decreased sales to Europe and Asia.

The Korean reporting segment had sales of $3.5 million during the third quarter of 2012, down $1.6 million or 31.2%, compared to sales of $5.1 million during the third quarter last year. Currency effect had a negative impact of approximately $0.2 million on Korea’s third quarter 2012 sales. The remainder of the decrease related to reduced demand within Korea and China.

The German reporting segment had sales of $6.3 million during the third quarter of 2012, down $1.6 million or 19.9%, compared to sales of $7.8 million during the third quarter last year. Currency translation effect due to a weakening Euro had a negative impact on third quarter sales of approximately $0.7 million. The remainder of the decrease primarily related to sales within Germany and to Italy.

The U.K. reporting segment had sales of $4.8 million during the third quarter of 2012, down $0.5 million or 9.1%, compared to sales of $5.2 million during the third quarter last year. The decrease in sales was primarily related to sales to France. Currency effect had a negative impact of approximately $0.1 million on U.K.’s third quarter 2012 sales.

Gross Profit

Gross profit decreased $1.4 million or 6.5% to $19.4 million in the third quarter of 2012, compared to $20.7 million in the third quarter last year. Gross profit as a percentage of net sales increased to 39.7% in the third quarter of 2012, compared to 39.1% in the third quarter last year.

Lower sales volume reduced gross profit by approximately $2.2 million. The remainder of the decrease resulted from higher material costs of approximately $0.6 million, and fixed overhead costs as a percent of sales of $0.5 million. These amounts were partially offset by a price increase in July 2012 of approximately $1.4 million, and reduced variable overhead costs as a percent of sales of $0.7 million, primarily related to reduced overtime and retirement benefit costs.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 18.2%, or $1.0 million, to $6.2 million in 2012, compared to $5.2 million last year. The change for the third quarter of 2012 was primarily due to increased compensation costs of approximately $0.7 resulting from variable compensation to directors, and expenses at HCT of approximately $0.4 million, which were included in the current year. This is the last quarter where HCT’s SEA expense will affect year over year comparisons.

Operating Income

Operating income decreased $2.3 million or 14.9% to $13.2 million in the third quarter of 2012, compared to $15.5 million in the third quarter last year, with operating margins of 27.0% and 29.2% for the third quarters of 2012 and 2011, respectively.

The U.S. reporting segment contributed $11.1 million to our consolidated operating income during the third quarter of 2012, compared to $12.1 million during the third quarter of 2011. The decrease of $1.1 million in the U.S. operating segment was primarily related to our fixed cost base. This was partially offset by gains in direct labor and variable overhead.

The Korean reporting segment contributed $0.2 million to our consolidated operating income during the third quarter of 2012 compared to $0.6 million during the third quarter last year. The decrease in operating margins was primarily related to lower sales, fixed costs, and increased material costs.

The German reporting segment contributed $1.3 million to our consolidated operating income during the third quarter of 2012 compared to $2.0 million during the third quarter last year. The decrease in operating margins was primarily related to sales volume and increased material costs. Material cost increases were related to purchases of material in U.S. Dollars and a weakening Euro.

The U.K. reporting segment contributed $0.9 million to our consolidated operating income during the third quarters of 2012 and 2011. Operating income decreases from lower sales volume were offset by decreases in material and variable overhead costs.

Interest Income, Net

Net interest income was $0.4 million for the quarter ended September 29, 2012, compared to $0.2 million for the quarter ended October 1, 2011. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended September 29, 2012, was $87.8 million compared to $65.3 million for the quarter ended October 1, 2011.

Miscellaneous Income/Expense, Net

There was minimal net miscellaneous expense for the quarter ended September 29, 2012, compared to net miscellaneous income of $1.3 for the quarter ended October 1, 2011. The prior period amount includes a gain of $1.2 million as a result of remeasuring to fair value the Company’s 38% equity interest in HCT held before the business combination.

Income Taxes

The provision for income taxes for the quarter ended September 29, 2012, was 35.0% of pretax income compared to 32.9% for the quarter ended October 1, 2011. For the current period, taxes include discrete items of approximately 1.5% of pretax income related to reserves for uncertain tax positions, which were partially offset by provision to return true-ups. The remaining change relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

Net Sales

Net sales were $161.1 million, an increase of $2.6 million, or 1.7%, compared to $158.5 million in 2011. The increase in net sales was primarily driven by increased demand in North America in our end markets, which primarily include capital goods equipment. Price increases, effective July 1, 2011, and July 1, 2012, contributed approximately 3%, or $5.0 million to sales. Changes in exchange rates had a negative impact on sales of approximately 1.5%, or $2.3 million. New product sales (defined as products introduced within the last five years) continue to make up 10 – 15% of total sales.

North American sales increased 13.2% or $9.4 million, to $80.7 million, Asian sales were down 9.6%, or $3.0 million, to $28.3 million, and European sales were down 8.0%, or $4.0 million, to $46.2 million.

The U.S. reporting segment had sales of $109.4 million in 2012, up $8.9 million or 8.8%, compared to sales of $100.5 million last year. The increase was driven primarily by demand in North American end markets. HCT, acquired in the fourth quarter of 2011, added $2.7 million to sales in 2012. International sales out of the U.S. were $39.6 million in 2012, up 1.2% or $0.5 million, compared to $38.4 million last year. The increase in sales was primarily caused by increased sales to Canada. Sales from the U.S. to Europe remained relatively flat, while sales to Asia decreased from the prior year.

The Korean reporting segment had sales of $14.4 million in 2012, down $2.4 million or 14.2%, compared to sales of $16.8 million last year. Currency effect had a negative impact of approximately $0.6 million on Korea’s 2012 sales. The remainder of the decrease related to reduced demand within Korea and China.

The German reporting segment had sales of $20.7 million in 2012 down $1.6 million or 7.1%, compared to sales of $22.3 million in 2011. Sales increased slightly in local currency compared to the prior year, but currency translation effect due to a weakening Euro had a negative impact on 2012 sales of approximately $1.6 million.

The U.K. reporting segment had sales of $16.6 million in 2012, down $2.3 million or 12.1%, compared to sales of $18.9 million last year. The decrease in sales was primarily related to reduced demand relating to a onetime project in the U.K. last year, which contributed approximately $2.0 million to sales in 2011 that did not occur during the current period. There was a negative impact from currency on the U.K.’s 2012 sales of $0.2 million.

Gross Profit

Gross profit increased $2.2 million or 3.6% to $64.6 million in 2012, compared to $62.4 million last year. Gross profit as a percentage of net sales increased to 40.1% in 2012, compared to 39.3% last year.

The increase in gross profit was primarily attributed to price increases in July 2011 and 2012, totaling approximately $5.0 million, and decreases in variable overhead costs as a percent of sales primarily related to reduced overtime and retirement benefits. These amounts were partially offset by increased material costs of $1.8 million, labor costs of $0.3 million, fixed overhead costs as a percent of sales of $0.8 million. Additionally, sales volume, excluding pricing, reduced gross profit approximately $0.9 million.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 11.9%, or $2.1 million, to $19.7 million in 2012, compared to $17.6 million last year. The change for 2012 was primarily due to expenses at HCT of approximately $1.3 million, which were included in the current year, increased compensation costs of $0.8 million, which includes variable director compensation.

Operating Income

Operating income increased $0.1 million or 0.3% to $44.9 million in 2012, compared to $44.8 million last year, with operating margins of 27.9% and 28.3% for 2012 and 2011, respectively.

The U.S. reporting segment contributed $36.0 million to our consolidated operating income during 2012, compared to $33.5 million during 2011. The increase of $2.5 million in the U.S. operating segment was primarily related to the increase in sales volume.

The Korean reporting segment contributed $1.4 million to our consolidated operating income during 2012 compared to $2.2 million last year. The decrease in operating margins was primarily related to reduced sales volume and increased material costs.

The German reporting segment contributed $4.5 million to our consolidated operating income during 2012 compared to $5.7 million last year. The decrease in operating margins was primarily related to increased material costs. Material cost increases were related to purchases of material in U.S. Dollars and a weakening Euro.

The U.K. reporting segment contributed $3.1 million to our consolidated operating income during 2012 compared to $3.4 million last year. The decrease in operating income was primarily related to the decrease in sales volume.

Interest Income, Net

Net interest income was $1.0 million in 2012, compared to $0.6 million in 2011. The Company currently has no outstanding debt. Total average cash and investments for the nine months ended September 29, 2012, was $82.2 million compared to $56.4 million for the nine months ended October 1, 2011.

Miscellaneous Income, Net

There was net miscellaneous income of $0.2 million in 2012, compared to net miscellaneous income of $1.6 million in 2011. The current period income is primarily related to an incentive received for our thermal storage energy building. The prior period includes a gain of $1.2 million as a result of remeasuring to fair value the Company’s 38% equity interest in HCT held before the business combination. The prior period also includes the gain recognized on the sale of our China joint venture.

Income Taxes

The provision for income taxes for the nine months ended September 29, 2012, was 33.5% of pretax income compared to 32.7% for the nine months ended October 1, 2011. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. For the current year, taxes include discrete items of approximately 0.5% of pretax income related to reserves for uncertain tax positions, which were partially offset by provision to return true-ups.

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

Cash from operations for the nine months ended September 29, 2012, was $40.1 million, an increase of $2.1 million, compared to $38.0 million for the nine months ended October 1, 2011. Net income was down approximately $0.9 million from the prior period. However, the prior period included a non cash gain on investment of HCT of approximately $1.2 million, which reduced prior period cash from operations. Changes in working capital relating to increases in accounts receivable and inventory were $2.5 million during 2012, compared to $3.8 million during 2011. Increases in accounts payable and accruals were $3.8 million during 2012, compared to $5.1 million during 2011. Cash on hand increased $5.7 million from $45.1 million at the end of 2011 to $50.7 million at September 29, 2012. Days sales outstanding (DSO) were 34 at September 29, 2012, and October 1, 2011. Inventory turns were 9.1 as of September 29, 2012, and 10.7 as of October 1, 2011.

Capital expenditures, consisting primarily of purchases of machinery and equipment, were $6.7 million for the nine months ended September 29, 2012, compared to $6.8 million for the nine months ended October 1, 2011. Capital expenditures for the year are projected to be approximately $13.0 million.

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

The Company declared a quarterly cash dividend of $0.09 per share payable on October 15, 2012, to shareholders of record as of September 30, 2012. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

The Company uses the equity method of accounting to account for its investment in WhiteOak. The Company does not have a majority ownership in or exercise control over the entity. The investment was not material to the financial statements of the Company at September 29, 2012.

Seasonality

The Company generally has experienced increased sales during the second quarter of the year, largely as a result of the order patterns of our customers. The Company's second quarter net sales, income from operations and net income historically are the highest of any quarter during the year.

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

Critical Accounting Policies and Estimates

The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, and income taxes. The Company’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2011, and did not change during the first nine months of 2012.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2011, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended September 29, 2012. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at September 29, 2012. A 1% change in interest rates up or down would have an immaterial affect on the Company’s income statement on an annual basis at the current, variable-rate outstanding debt level.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES

As of September 29, 2012, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 29, 2012, in timely alerting them to material information required to be included in the Company's periodic SEC filings.

There were no changes in the Company's internal controls over financial reporting during the period ended September 29, 2012, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 7, 2012.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal
Financial and Accounting Officer)