Form 10-K
period 2012-12-29
SUN HYDRAULICS CORP
filed 2013-03-12
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

Florida	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 West University Parkway Sarasota, Florida	34243
(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each exchange on which registered
Common Stock $.001 Par Value	NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock $.001 Par Value	NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq Stock Market, LLC, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $503,441,646.

As of February 25, 2013, there were 26,117,038 shares of common stock outstanding.

PART I

ITEM 1. BUSINESS

Overview

Sun Hydraulics Corporation (“Sun,” the “Company” or “We”) was founded in 1970, in Sarasota, FL, USA, and for the past 43 years has provided global capital goods industries with hydraulics components and systems used to transmit power and control force, speed and motion. Sun’s products typically add a fine degree of precision and safety to the machinery and equipment in which they are used.

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

To further augment its capabilities in the electronic area, the Company, in 2011, acquired High Country Tek, Inc. (“HCT”), which designs and manufactures a range of standard and customizable electronic control modules used to interpret electronic signals. The addition of HCT’s capabilities with Sun’s legacy products and capabilities expands the scope of unique product solutions the Company can offer its customers.

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

In 2012, 52% of consolidated sales went to customers in the Americas, 29% to customers in Europe, the Middle East and Africa, and 19% to customers in the Asia/Pacific Region. In 2012, sales to any single customer or distributor did not exceed 7% of total net sales.

The Company has been profitable every year since 1972 and has paid a dividend every quarter since going public in January 1997. The Company’s executive offices are located at 1500 West University Parkway, Sarasota, Florida 34243, and its telephone number is (941) 362-1200. The Company’s website is www.sunhydraulics.com.

Industry Background

Sun is part of the fluid power industry, in which either air (pneumatics) or oil (hydraulics) is used to transmit power and provide motion control for many types of machinery, equipment and vehicles. The modern fluid power industry developed around World War II as both hydraulics and pneumatics were widely adopted as effective means of motion control. Hydraulics, because of its mechanical advantage, is typically used when significant work needs to be accomplished or heavy loads need to be moved. Hydraulics systems also provide precise positioning and movement of lighter loads. Examples where hydraulics are routinely used include steering and braking activities in construction, agricultural and marine equipment; raising work platforms and ladders in construction and fire and rescue equipment; holding and clamping parts or moving machine elements in machine tools; and measuring in laboratory test equipment; controlling the direction and pitch of blades in windmills – the list of uses of hydraulics is wide and varied and encompasses almost all industries.

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

The hydraulics industry is comprised of large, multi-national companies that make all the types of components that are needed to create a hydraulic system, companies that make specific components of a system, such as Sun, and companies that make specialty components.

The hydraulics industry is increasingly influenced by the electronic industry, as more machinery and equipment is equipped with on board electronic control systems. This affects purchasing decisions, hydraulic components, design criteria, machine and vehicle performance, safety and many other attributes and characteristics. The line between electronics and hydraulics is blurring and the two technologies must be able to digitally communicate. The Company expects this trend will continue in the future.

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

Expand the Product Line. New products are designed to complement existing products and this has a synergistic effect. Where possible, new products use existing parts and generally fit into existing cavities. The Company will continue to develop new non-electrical and electrically-actuated cartridge valves, including solenoid and proportional valves. The Company believes its electrically-actuated cartridge valves help to increase sales of the Company’s other cartridge valves and allow the Company to compete more effectively for integrated package business.

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

Capitalize on Integrated Package Opportunities. Sun designs and manufactures integrated packages which incorporate the Company’s screw-in cartridge valves. To support this effort, the Company designs and manufactures manifolds at its operations in Sarasota, Florida, and Lenexa, Kansas, USA, Coventry, England, Erkelenz, Germany, and Incheon, Korea. Some of the Company’s distributors also design and manufacture integrated packages which contain the Company’s screw-in cartridge valves. Sun encourages competitive manifold manufacturers to utilize the Company’s screw-in cartridge valves in their integrated package designs. The Company believes that customers in the future will increasingly require integrated packages more than isolated components.

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

The Company currently has 86 distributors, 64 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2012, sales to the Company’s largest distributor represented less than 7% of net sales.

In addition to distributors, the Company sells directly to other companies within the hydraulics industry, including competitors, which incorporate the Company’s products into their hydraulic products or systems. The Company believes that making it easy for other manufacturers to buy its products offers these manufacturers a better alternative to developing similar products themselves.

To a limited degree, the Company sells product directly to OEMs. Although the Company does not have any employee whose primary responsibility is direct sales, it may consider this in the future. The Company recognizes that, to gain access to certain large OEM accounts, it may have to deal directly with customers in the areas of sales and support.

The Company provides end users with technical information through its website and catalogues, including all information necessary to specify and obtain the Company’s products. The Company believes this approach helps stimulate demand for the Company’s products. The Company’s website is comprehensive and easy to use with product information available 24 hours a day, seven days a week around the world, in multiple languages.

Customers

Customers are broadly classified as mobile or industrial customers.

Mobile applications involve equipment that generally is not fixed in place and is often operated in an uncontrolled environment, such as construction, agricultural, mining, and fire and rescue and other utility equipment. Mobile customers historically account for approximately two-thirds of the Company’s net sales.

Industrial applications involve equipment that generally is fixed in place in a controlled environment. Examples include automation machinery, presses, plastics machinery such as injection molding equipment, and machine tools. Industrial applications historically account for approximately one-third of the Company’s net sales.

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

A new class of competitors is emerging in low cost production areas such as Asia and Eastern Europe. These competitors will typically copy both the Company’s products and like products designed by competitors to fit industry common cavities. One of the barriers to these offshore competitors gaining a foothold in established markets is establishing suitable channels or routes to market. The Company recognizes this new class of competitor exists and will continue to monitor its growth and impact.

The Company believes that it competes based upon the quality, reliability, price, value, speed of delivery and technological characteristics of its products and services.

Employees

As of December 29, 2012, Sun had 702 full-time employees in the United States, 33 at HCT, 66 in England, 37 in Germany, one in France, 59 in Korea, two in India and three in China. Over 90% of its employees are engaged in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company’s operating units, and management believes that relations with its employees are good. Employees are paid either hourly or with an annual salary at rates that are competitive with other companies in the industry and geographic areas in which they operate. Management believes that Sun’s culture, competitive salaries and wages, above average health and retirement plans, and its safe and pleasant working environment discourage employee turnover and encourage efficient, high-quality production. Nevertheless, due to the nature of the Company’s manufacturing business, it is sometimes difficult to attract skilled personnel. (See Risk Factors: We are dependent upon key employees and skilled personnel.)

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

We are subject to intense competition. The hydraulic valve industry is intensely competitive, and competition comes from a large number of companies, some of which are full-line producers and others that are niche suppliers like us. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by us. We believe that we compete based upon quality, reliability, price, value, speed of delivery and technological characteristics. Many screw-in cartridge valve competitors are owned by corporations that are significantly larger and have greater financial resources than we have. A new class of competitor has recently emerged in low cost production areas such as Asia and Eastern Europe with look-alike products. We cannot assure that we will continue to be able to compete effectively with these companies.

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

We are subject to risks relating to international sales. International sales represent a significant proportion of our consolidated sales. In 2012, approximately 56% of our net sales were outside of the United States. We will continue to expand the scope of operations outside the United States, both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions, and, particularly in emerging economies, potential political and economic instability and regional conflicts.

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

We are dependent upon our parts suppliers. Our largest expense in cost of sales is the cost of purchasing cartridge valve parts. Our manufacturing costs and output could be materially and adversely affected by operational or financial difficulties experienced by, or cost increases from, one or more of our suppliers.

We are subject to risks relating to our information technology systems. We rely extensively on information technology systems to manage and operate our business. Our results of operations and financial condition could be materially and adversely affected if we experienced a significant business disruption due to the failure of these systems to function properly, or unauthorized access to our systems.

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

We are subject to the cost of environmental compliance and the risk of failing to comply with environmental laws. Our operations involve the handling and use of substances that are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. We believe that our current operations are in substantial compliance with applicable environmental laws and regulations, and have not suffered any material adverse effects due to compliance with environmental laws and regulations in the past. However, new laws and regulations, or stricter interpretations of existing laws or regulations, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the risk of liability for defective products. The application of many of our products entails an inherent risk of product liability. We cannot assure that we will not face any material product liability claims in the future or that the product liability insurance we maintain at such time will be adequate to cover such claims.

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

We are subject to control by certain shareholders and management. Christine L. Koski, the daughter of the deceased founder of the Company, Robert E. Koski, is a member of the board of directors. She, along with other family members, own or control approximately 18% of the outstanding shares of our common stock. Accordingly, the members of the Koski family have the ability to influence significantly the election of our directors and the outcome of certain corporate actions requiring shareholder approval, and to influence our business. Such influence could preclude any acquisition of the Company and could adversely affect the price of our common stock. Our directors and executive officers as a group beneficially own or control approximately 16% of the outstanding shares of our common stock.

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

In 2012, the Company began construction on a third U.S. manufacturing facility. This new facility is located adjacent to its Manatee County facility. The facility is expected to be completed towards the middle of 2013 and will provide an additional 60,000 square feet of production space and 16,000 square feet of office space.

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

The Company owns a 10,000 square foot distribution and manufacturing facility in Inchon, Korea. Additionally, as part of the acquisition of Seungwon Solutions Corporation (see Note 9 to the Financial Statements), the Company also leases an 18,000 square foot manufacturing facility in Inchon, Korea.

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

	High	Low	Dividends declared

2012
First quarter	$33.360	$23.710	0.210
Second quarter	26.930	21.070	0.090
Third quarter	27.250	21.360	0.090
Fourth quarter	27.990	23.730	1.090
2011
First quarter	$30.100	$22.870	0.133
Second quarter	35.080	27.650	0.090
Third quarter	33.570	20.380	0.090
Fourth quarter	30.600	19.430	0.090

Holders

There were 140 shareholders of record of Common Stock on February 25, 2013. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 8,000 beneficial owners of Common Stock.

Dividends

Quarterly dividends were paid on the 15th day of each month following the date of declaration. Additionally, in 2012 the Company declared a shared distribution dividend, a special cash dividend, and accelerated payment of its fourth quarter dividend. The shared distribution dividend of $0.12 per share was paid on March 31, 2012, to shareholders of record as of March 22, 2012. The special cash dividend of $1.00 per share and accelerated quarterly dividend of $0.09 per share were both paid on December 28, 2012, to shareholders of record as of December 14, 2012. In 2011, the Company declared a shared distribution cash dividend of $0.07 per share that was paid on March 31, 2011, to shareholders of record as of March 15, 2011.

The Company’s board of directors has also declared a shared distribution cash dividend of $0.09 per share, payable on March 31, 2013, to shareholders of record as of March 15, 2013. Additionally, the Company’s board of directors declared a first quarter 2013 cash dividend of $0.09 per share payable on April 15, 2013, to shareholders of record as of March 31, 2013.

The Company’s board of directors currently intends to continue to pay a quarterly dividend of $0.09 per share during 2013. However, the declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

Stock Split

On June 9, 2011, the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, to shareholders of record on June 30, 2011, payable on July 15, 2011. The Company issued approximately 8,500,000 shares of common stock as a result of the stock split.

The effect of this stock split on outstanding shares, earnings per share and dividends per share has been retroactively applied to all periods presented.

Equity Compensation Plans

Information called for by Item 5 is provided in Note 15 of our 2012 Audited Financial Statements (Item 8 of this report).

Issuer Purchases of Equity Securities

The Company did not repurchase any of its stock during the fourth quarter of 2012.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Sun, the Russell 2000 Index and the Value Line Machinery Industry Group, from December 29, 2007, to December 29, 2012, assuming $100 invested in each on December 29, 2007. Total return assumes reinvestment of any dividends for all companies considered within the comparison. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/29/2007	12/27/2008	1/2/2010	1/1/2011	12/31/2011	12/29/2012
Sun Hydraulics Corporation	100.00	72.64	109.03	161.45	152.46	172.07
Russell 2000 Index	100.00	62.69	83.58	106.02	101.60	115.80
Value Line Machinery Industry Group	100.00	58.01	91.24	151.74	172.72	226.23

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

	Year ended
	Dec 29, 2012	Dec 31, 2011	Jan 1, 2011	Jan 2, 2010	Dec 27, 2008
	(in thousands except per share data)
Statement of Operations:
Net sales	$204,367	$204,171	$150,695	$97,393	$178,278
Gross profit	80,572	79,215	52,343	21,957	59,117
Operating income	54,409	55,269	31,039	2,143	36,377
Income before income taxes	55,853	57,586	31,643	2,017	37,729

Net income	$37,398	$37,677	$21,400	$1,856	$25,735

Basic net income per common share	$1.44	$1.47	$0.84	$0.07	$1.03
Diluted net income per common share	$1.44	$1.47	$0.84	$0.07	$1.03

Dividends per common share	$1.48	$0.40	$0.57	$0.30	$0.30

Other Financial Data:
Depreciation and amortization	$7,186	$6,721	$6,873	$6,968	$7,096
Capital expenditures	13,359	10,143	3,856	5,096	10,874

Balance Sheet Data:
Cash and cash equivalents	$34,478	$42,834	$33,206	$30,314	$35,176
Working capital	90,198	89,744	66,150	53,454	50,217
Total assets	175,121	167,528	132,034	119,933	122,385
Total debt	—	—	—	—	272
Shareholders’ equity	155,273	145,276	115,024	107,614	106,556

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned subsidiaries and independent distributors. Sales outside the United States for the year ended December 29, 2012, were approximately 56% of total net sales.

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

In recent periods, the Company’s products have been used by emerging markets that have characteristics of both the mobile and industrial markets and do not conveniently fit either classification exclusively. These markets include alternative energy equipment including wind, wave and solar equipment, animatronics and staging for theater and cinema. The Company sells to these markets the same products used in its traditional markets.

Industry Conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 1%, 24% and 42% in 2012, 2011 and 2010, respectively.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI), with the PMI providing a six to ten months leading indication of business conditions. A PMI above 50 indicates economic expansion in the manufacturing sector and when below 50, it indicates economic contraction. The index decreased to 50.2 in December 2012, from 52.9 in December 2011. The index has remained relatively close to 50 for most of 2012. The index in the early part of 2013 has increased with January at 53.1 and February at 54.2. This is the third consecutive month that the PMI has been above 50. Management believes the growth in the manufacturing sector is a positive sign for the Company’s business in 2013.

Business conditions in 2012 were erratic for the capital goods industry and our business. The first half of the year was very strong, led by North American demand. Sales for the year were bolstered by the addition of HCT sales (acquired in November of 2011) and pricing actions. These increases were partially offset by a decline in demand and currency transactions. The decline in demand was most notable in our European and Asian markets throughout the year. The demand weakness also occurred in domestic markets in the second half of the year, as business conditions deteriorated. While we continue to add new customers in all regions, including at a faster rate in Asia and Europe, it was not enough to offset the effects of the general economic decline in our existing customer base. As business conditions improve, management believes our now larger client base in all regions will lead to business growth and greater market penetration.

As we have demonstrated in the past, we are able to respond to increases in demand and consistently ship product on-time to the customer’s requested ship date. Our focus is on satisfying customers today, without losing focus of our long-term goals. This is why we began construction of a third manufacturing facility in the U.S. in the spring of 2012. This facility will provide added flexibility and capacity to meet anticipated higher demand levels in the future. Providing the right products in a timely fashion continues to strengthen Sun’s brand and differentiate us from others in our industry.

Results for the 2012 fiscal year

(in millions except net income per share)
	December 29, 2012	December 31, 2011	Increase/ Decrease

Twelve Months Ended
Net sales	$204.4	$204.2	0%
Net income	$37.4	$37.7	-1%
Net income per share:
Basic	$1.44	$1.47	-2%
Diluted	$1.44	$1.47	-2%

Three Months Ended
Net sales	$43.2	$45.7	-5%
Net income	$6.7	$6.1	10%
Net income per share:
Basic	$0.26	$0.24	9%
Diluted	$0.26	$0.24	9%

A stronger than expected fourth quarter allowed us to achieve our highest top line year ever. Despite deteriorating business conditions in all markets in the second half, we were able to maintain margin performance and add new customers in what was a difficult and uncertain year. There is still a lot of uncertainty in the macro economy, but management believes things appear to be settling down a bit. Our first quarter forecast indicates a sequential rebound in demand led by Asia and Europe. As our existing customers’ business rebounds in China and Europe, with the new customers we have added, management expects to see the top line continue to grow. U.S. PMI numbers have been positive for three months now, which management believes is a good sign for the 2013 capital goods environment.

Maintaining the Company’s strong balance sheet and financial flexibility remains a key strategy. The Company ended 2012 with cash and marketable securities of $72.5 million, an unused line of credit of $15.0 million, with availability up to $50.0 million and zero dollars of long-term debt. The Company continued to invest in its business in 2012 with capital expenditures for the year of approximately $13.4 million.

Dividends

The Company declared quarterly dividends of $0.09 per share during 2012. These dividends were paid on the 15th day of the month following the date of declaration. Additionally in 2012, the Company declared a shared distribution dividend, a special cash dividend, and accelerated payment of its fourth quarter dividend. The shared distribution dividend of $0.12 per share was paid on March 31, 2012, to shareholders of record as of March 22, 2012. The special cash dividend of $1.00 per share and accelerated quarterly dividend of $0.09 per share were both paid on December 28, 2012, to shareholders of record as of December 14, 2012.

In March 2013, the Board elected to once again apportion a shared distribution for employees and shareholders based on the Company’s 2012 results. The shared distribution consists of a 10.5% contribution of salaries to all eligible employees, most of which will be paid into retirement plans via Sun Hydraulics stock, and a $0.09 per share dividend to shareholders, totaling approximately $6.0 million. The shared distribution concept was introduced in 2008 as a way to reward both shareholders and employees when Sun has a successful year.

The shared distribution dividend will be issued to shareholders of record on March 15, 2013, with payment on March 31, 2013. Additionally, the Company’s board of directors declared a first quarter 2013 cash dividend of $0.09 per share payable on April 15, 2013, to shareholders of record as of March 31, 2013.

Outlook

First quarter 2013 revenues are expected to be approximately $51 million, down approximately 8% from the first quarter of 2012. Earnings per share are estimated to be $0.34 to $0.36 compared to $0.41 in the same period a year ago.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s statements of operations as a percentage of net sales.

	For the year ended
	Dec 29, 2012	Dec 31, 2011	Jan 1, 2011	Jan 2, 2010	Dec 27, 2008

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	39.4%	38.8%	34.7%	22.5%	33.2%
Operating income	26.6%	27.1%	20.6%	2.2%	20.4%
Income before income taxes	27.3%	28.2%	21.0%	2.1%	21.2%

Comparison of Years Ended December 29, 2012 and December 31, 2011

Historically the Company had four operating and reportable segments, which were based on the geographic location of its subsidiaries. In 2012, the Company re-evaluated its operating and reportable segments, resulting in a change to a single reportable segment in manufacturing, marketing, selling and distributing its products worldwide. Prior period financial information included herein has been restated to reflect the financial position and results of operations as one segment.

Net Sales

Net sales were $204.4 million, an increase of $0.2 million, compared to $204.2 million in 2011. Demand for our products in 2012 was primarily driven by increased demand in our North American end markets, which primarily include capital goods equipment. Price increases, effective July 1, 2011, and 2012, contributed approximately 3% to sales. Exchange rates had a negative impact on sales in 2012 of approximately $2.3 million compared to a positive effect in the prior year of approximately $2.6 million to sales. Sales from HCT increased approximately $2.5 million compared to the prior year. New product sales (defined as products introduced within the last five years) continue to make up 10-15% of total sales.

Sales to the Americas increased 9.4% or $9.0 million, to $105.0 million in 2012, driven by North American demand. Asian/Pacific sales decreased 8.8% or $3.8 million, to $39.6 million in 2012, primarily related to demand from Korea and China. Exchange rates had a $0.4 million negative impact on Asia/Pacific sales in 2012. EAME sales decreased 7.8% or $5.0 million, to $59.8 million in 2012, resulting from the general economic slowdown in Europe. Additionally, currency had a $1.9 million negative impact to EAME sales in 2012.

Gross Profit

Gross profit increased $1.4 million or 1.7% to $80.6 million in 2012, compared to $79.2 million in 2011. Gross profit as a percentage of net sales increased to 39.4% in 2012, compared to 38.8% in 2011.

The increase in gross profit was attributed to price increases in July 2011 and 2012, totaling approximately $6.2 million, and decreases in variable overhead costs as a percent of sales of approximately $1.6 million primarily related to reduced overtime and retirement benefits. These amounts were partially offset by increased material costs of $2.5 million, labor costs of $0.7 million, and fixed overhead costs as a percent of sales of $0.9 million. Additionally, sales volume, excluding pricing, reduced gross profit approximately $2.3 million.

Current year overhead expense includes approximately $0.7 million less expense relating to the shared distribution as compared to the prior year.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses in 2012 were $26.2 million, a $2.2 million, or 9.3%, increase, compared to $23.9 million in 2011. The change for 2012 was primarily due to expenses at HCT of approximately $1.3 million, which were included in the current year, and increased compensation costs of $0.9 million, including stock and variable director compensation.

Operating Income

Operating income decreased $0.8 million or 1.5% to $54.4 million in 2012, compared to $55.3 million in 2011, with operating margins of 26.6% and 27.1% for 2012 and 2011, respectively. With only slightly higher sales and gross profit than the prior year, the increase in selling, engineering, and administrative costs noted above resulted in reduced operating income.

Interest Income, Net

Net Interest income for 2012 was $1.4 million compared to net interest income of $0.8 million for 2011. Excluding the dividend payment on December 28, 2012, total average cash and marketable securities for 2012, was $86.9 million compared to total average cash and marketable securities of $59.0 million for 2011. Although total cash and marketable securities increased in 2012, interest rates and investment returns remain at low levels. Interest is primarily derived from investments in corporate and municipal bonds, mutual funds, certificates of deposit, and money market funds.

Foreign Currency Transaction (Gain) Loss, Net

Net foreign currency transaction gain was $0.1 million in 2012 compared to $0.2 million in 2011. The U.S. Dollar weakened against the Euro, the Korean Won and the British Pound at times during 2012, resulting in foreign currency transaction gains at our German and Korean locations. These amounts were partially offset by assets held in US dollars at our U.K. location.

Miscellaneous (Income) Expense, Net

Net miscellaneous expense was minimal in 2012 compared to income of $1.4 million in 2011. The prior period amount included a gain of $1.2 million as a result of remeasuring to fair value its 38% equity interest in HCT held before the business combination. The remaining 2011 income was related to the gain on the sale of the Chinese joint venture company.

Income Taxes

The provision for income taxes for the year ended December 29, 2012, was 33.0% of pretax income compared to a provision of 34.6% for the year ended December 31, 2011. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The provisions were affected by discrete items related to a reserve for uncertain tax positions from previous years. Excluding these discrete items, the effective rate would have been approximately 31.8% and 33.8% for the years ended December 29, 2012 and December 31, 2011, respectively.

Comparison of Years Ended December 31, 2011, and January 1, 2011

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

In 2011, sales to the Americas increased 40.2% or $27.5 million, to $96.0 million, Asia/Pacific sales increased 30.3% or $10.1 million, to $43.4 million, and EAME sales increased 32.4% or $15.9 million, to $64.8 million.

Gross Profit

Gross profit increased $26.9 million or 51.3% to $79.2 million in 2011, compared to $52.3 million in 2010. Gross profit as a percentage of net sales increased to 38.8% in 2011, compared to 34.7% in 2010. As global sales increased, the Company achieved productivity improvements and was able to leverage its overhead costs to generate higher gross profit.

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

Operating Income

Operating income increased $24.2 million or 78.1% to $55.3 million in 2011, compared to $31.0 million in 2010, with operating margins of 27.1% and 20.6% for 2011 and 2010, respectively. The increase is primarily related to the increased global sales during 2011. The Company has been able to respond to the increasing demand in 2011. As global sales increased, the Company achieved productivity improvements and was able to leverage its overhead costs to generate higher operating income.

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

Net cash flow from operations in 2012 was $52.2 million, compared to $49.5 million in 2011 and $25.1 million in 2010. The $2.7 million increase in the Company’s net cash flow from operations in 2012 was due primarily to changes in non-cash adjustments to net income and changes in working capital. The change in non-cash adjustments to net income was primarily related to the gain on the step acquisition of HCT of approximately $1.2 million included in the prior year. Changes in inventory and accounts receivable added $2.6 million to cash compared to a decrease of $0.9 million in the prior year. Changes in accounts payable and accrued expenses added $3.8 million to cash in 2012 compared to $4.9 million in the prior year. These changes in assets and liabilities were primarily related to slower business conditions in the fourth quarter of 2012. Additionally, the decrease in accounts receivable for the year is a result of the Company improving its days sales outstanding. Days sales outstanding decreased to 27 in 2012 from 29 in 2011. Inventory turns decreased to 9.8 in 2012 from 10.6 in 2011. Cash on hand decreased $8.3 million from $42.8 million in 2011 to $34.5 million in 2012. Investments in marketable securities increased $7.4 million from $30.3 million in 2011 to $37.7 million in 2012.

The $24.5 million increase in the Company’s net cash flow from operations in 2011 was due primarily to the increase in net income of $16.3 million, and changes in working capital relating to accounts receivable, inventories, accounts payable, and accrued expenses. These changes were primarily related to the improved general business conditions during 2011.

In 2012, the Company began construction on a new facility in Sarasota, Florida. The new facility, when completed, will have 60,000 square feet of manufacturing and 16,000 square feet of office space. The total investment is estimated to be approximately $16.0 million.

Capital expenditures were $13.4 million in 2012, compared to $10.1 million in 2011 and $3.9 million in 2010. Included in capital expenditures for 2012 was approximately $7.3 million relating to the new Sarasota facility and $1.0 million for an expansion and update of our U.K. facility. Also included in capital expenditures for the year ended December 31, 2011 was a building expansion of $1.0 million and an infrastructure utility building of $3.0 million. Included in capital expenditures for the year ended January 2, 2010 was a land purchase equal to $1.7 million. The remaining expenditures consist of purchases of machinery and equipment.

Capital expenditures for 2013 are estimated to be $14.0 million, which include approximately $9.0 for the completion of the new Sarasota facility, and $1.0 million for the completion of the expansion and update of our UK facility. The remaining expenditures consist of purchases of machinery and equipment.

Effective August 1, 2011, the company completed a credit and security agreement in the U.S. with Fifth Third Bank (the “Bank”). The agreement provides for three separate credit facilities totaling $50 million.

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

If Facility B or Facility C is activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0. As of December 29, 2012, the Company had not activated Facility C for the construction of its new Sarasota factory.

As a result of the acquisition of HCT on September 27, 2011, the Company acquired a line of credit equal to $100. Interest on the line of credit is equal to Prime plus 5%. The Company cancelled this line of credit during the fourth quarter of 2011.

As a result of the acquisition of Seungwon on October 18, 2012, the Company acquired a loan equal to $169. The Company paid and cancelled the loan during the fourth quarter of 2012.

Except as noted below, the Company declared the following regular quarterly dividends to shareholders of record on the last calendar day of the respective quarter:

	2012	2011	2010
First quarter	$0.090	$0.060	$0.060

Second quarter	0.090	0.090	0.060

Third quarter	0.090	0.090	0.060

Fourth quarter	0.090	0.090	0.060

Except as noted below, these dividends were paid on the 15th day of each month following the date of declaration.

In addition to the regular quarterly dividends, the Company declared shared distribution cash dividends in 2012 and 2011, equal to $0.12 and $0.07, respectively. The 2012 dividend was paid on March 31, 2012, to shareholders of record on March 22, 2012, and the 2011 dividend was paid on March 31, 2011, to shareholders of record as of March 15, 2011. The shared distribution was introduced in 2008 as a way to reward both shareholders and employees when the Company has a successful year.

In light of the Company’s cash position, its current and perceived uses for cash, and the likely increase in income tax rates on corporate dividends as of January 1, 2013, the Board of Directors in December 2012 declared a special one-time cash dividend of $1.00 per share to shareholders of record as of December 14, 2012. In anticipation of the expected tax law changes in 2013, the payment date for both the special dividend and the regular quarterly dividend of $0.09 per share was December 28, 2012.

In 2010, the Company also declared a one-time special cash dividend of $0.33 per share, paid on November 30, 2010, to shareholders of record as of November 15, 2010.

The Company paid dividends totaling $40.9 million, $9.6 million, and $14.6 million for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, respectively.

In March 2013, the Board elected to once again apportion a shared distribution for employees and shareholders based on the Company’s 2012 results. The shared distribution dividend will be issued to shareholders of record on March 15, 2013, with payment on March 31, 2013. Additionally, the Company’s board of directors declared a first quarter 2013 cash dividend of $0.09 per share payable on April 15, 2013, to shareholders of record as of March 31, 2013.

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

OTHER MATERIAL COMMITMENTS. Our contractual obligations and debt obligations as of December 29, 2012, are summarized in the table below (in thousands):

	Payments due by Period
CONTRACTUAL OBLIGATIONS	TOTAL	2013	2014-2015	2016-2017	Thereafter

Operating leases	$443	178	136	37	92

Other long-term liabilities (1)	371	23	328	20	—

Total contractual obligations	$814	$201	$464	$57	$92

(1)	Other long term liabilities consist of liabilities associated with the acquisition of Seungwon including a holdback amount of approximately $281,000 and accrued severance liabilities of approximately $90,000.

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

Goodwill

Goodwill, which represents the excess of the purchase price of acquisition over the fair value of the net assets acquired, is carried at cost. Goodwill is tested for impairment annually or more often if events or circumstances indicate a reduction in the fair value below the carrying value. The carrying value of assets is calculated at the reporting unit. An impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

The Company completed its annual goodwill impairment testing and determined that the carrying amount of goodwill was not impaired. See Note 7 to the Financial Statements for goodwill amounts.

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

The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $135 thousand on an individual basis and approximately $9.0 million on an aggregate basis.

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

The Company uses the equity method of accounting to account for its investment in WhiteOak. The Company does not have a majority ownership in or exercise control over the entity. This investment was not material to the financial statements of the Company at December 29, 2012.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at December 29, 2012, and December 31, 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Sun Hydraulics Corporation

We have audited the accompanying consolidated balance sheets of Sun Hydraulics Corporation (a Florida Corporation) and subsidiaries (collectively, the Company) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2012. We also have audited Sun Hydraulic Corporation and subsidiaries’ internal control over financial reporting as of December 29, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. The Company’s management has not conducted an assessment of internal control over financial reporting for Seungwon Solutions, Ltd. (“Seungwon”), which was acquired in October 2012. As such, our audit of internal control over financial reporting did not include this acquisition. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Sun Hydraulics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

March 12, 2013

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except for share information)

	December 29, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$34,478	$42,834
Restricted cash	329	46
Accounts receivable, net of allowance for doubtful accounts of $124 and $83	14,394	16,227
Inventories	12,559	12,829
Income taxes receivable	728	120
Deferred income taxes	248	260
Marketable securities	37,700	30,260
Other current assets	2,009	1,354

Total current assets	102,445	103,930

Property, plant and equipment, net	64,672	56,959
Other assets	8,004	6,639

Total assets	$175,121	$167,528

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,606	$4,402
Accrued expenses and other liabilities	7,641	7,466
Dividends payable	—	2,318

Total current liabilities	12,247	14,186

Deferred income taxes	7,230	6,917
Other noncurrent liabilities	371	1,149

Total liabilities	19,848	22,252

Commitments and contingencies (Note 19)	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 40,000,000 shares authorized, par value $0.001, 26,094,580 and 25,756,442 shares outstanding	26	26
Capital in excess of par value	57,402	48,944
Retained earnings	97,242	98,426
Accumulated other comprehensive income (loss)	603	(2,120)

Total shareholders’ equity	155,273	145,276

Total liabilities and shareholders’ equity	$175,121	$167,528

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended
	December 29, 2012	December 31, 2011	January 1, 2011

Net sales	$204,367	$204,171	$150,695

Cost of sales	123,795	124,956	98,352

Gross profit	80,572	79,215	52,343

Selling, engineering and administrative expenses	26,163	23,946	21,304

Operating income	54,409	55,269	31,039

Interest income, net	(1,368)	(775)	(653)
Foreign currency transaction (gain) loss, net	(116)	(161)	106
Miscellaneous (income) expense, net	40	(1,381)	(57)

Income before income taxes	55,853	57,586	31,643

Income tax provision	18,455	19,909	10,243

Net income	$37,398	$37,677	$21,400

Basic net income per common share	$1.44	$1.47	$0.84

Weighted average basic shares outstanding	25,944	25,642	25,428

Diluted net income per common share	$1.44	$1.47	$0.84

Weighted average diluted shares outstanding	25,971	25,684	25,478

Dividends declared per share	$1.480	$0.403	$0.573

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year ended
	December 29, 2012	December 31, 2011	January 1, 2011

Net income	$37,398	$37,677	$21,400

Other comprehensive income (loss)
Foreign currency translation adjustments	2,397	(1,436)	(1,080)
Unrealized gain (loss) on available-for-sale securities	326	(549)	(59)

Total other comprehensive income (loss)	2,723	(1,985)	(1,139)

Comprehensive income	$40,121	$35,692	$20,261

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Shareholders’ Equity

(in thousands)

	Preferred Shares	Preferred Stock	Common Shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance, January 2, 2010	—	$—	25,399	$26	$42,210	$64,374	$1,004	$107,614

Shares issued, Restricted Stock			69					—
Shares issued, Other Comp			8					—
Shares issued, Stock Options			15		44			44
Shares issued, ESPP			32		423			423
Stock-based compensation					1,149			1,149
Tax benefit of stock-based compensation					175			175
Dividends issued						(14,642)		(14,642)
Net income						21,400		21,400
Other comprehensive income (loss)							(1,139)	(1,139)

Balance, January 1, 2011	—	$—	25,523	$26	$44,001	$71,132	$(135)	$115,024

Shares issued, Restricted Stock			88					—
Shares issued, Other Comp			14					—
Shares issued, Stock Options			9		61			61
Shares issued, ESPP			29		574			574
Shares issued, shared distribution			93		2,412			2,412
Stock-based compensation					1,752			1,752
Tax benefit of stock-based compensation					144			144
Dividends issued						(10,383)		(10,383)
Net income						37,677		37,677
Other comprehensive income (loss):							(1,985)	(1,985)

Balance, December 31, 2011	—	$—	25,756	$26	$48,944	$98,426	$(2,120)	$145,276

Shares issued, Restricted Stock			89					—
Shares issued, Other Comp			56					—
Shares issued, ESPP			35		700			700
Shares issued, shared distribution			159		4,407			4,407
Stock-based compensation					3,263			3,263
Tax benefit of stock-based compensation					88			88
Dividends issued						(38,582)		(38,582)
Net income						37,398		37,398
Other comprehensive income (loss):							2,723	2,723

Balance, December 29, 2012	—	$—	26,095	$26	$57,402	$97,242	$603	$155,273

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended
	December 29, 2012	December 31, 2011	January 1, 2011

Cash flows from operating activities:
Net income	$37,398	$37,677	$21,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,186	6,721	6,873
(Gain) loss on disposal of assets	193	(32)	(43)
Gain on investment in HCT	—	(1,244)	—
Stock-based compensation expense	2,333	1,752	1,149
Deferred director and phantom stock unit expense (income)	20	(22)	557
Stock compensation income tax benefit	(88)	(144)	(175)
Allowance for doubtful accounts	26	1	(8)
Provision for slow moving inventory	(298)	(19)	(159)
Provision for deferred income taxes	325	1,419	622
(Increase) decrease in, net of acquisition:
Accounts receivable	1,903	741	(6,442)
Inventories	678	(1,593)	(2,815)
Income taxes receivable	(520)	1,178	506
Other current assets	(650)	(662)	(759)
Other assets, net	240	(1,081)	750
Increase (decrease) in, net of acquisition:
Accounts payable	(742)	499	861
Accrued expenses and other liabilities	4,547	4,390	2,775
Other noncurrent liabilities	(353)	(37)	(2)

Net cash from operating activities	52,198	49,544	25,090

Cash flows from investing activities:
Proceeds from sale of joint venture	—	1,451	—
Acquisition of business, net of cash acquired	(1,140)	(1,776)	—
Capital expenditures	(13,359)	(10,143)	(3,856)
Proceeds from dispositions of equipment	56	35	175
Purchases of marketable securities	(40,495)	(26,833)	(14,175)
Proceeds from sale of marketable securities	32,912	7,517	10,230

Net cash used in investing activities	(22,026)	(29,749)	(7,626)

Cash flows from financing activities:
Repayment of debt	(169)	(100)	—
Proceeds from exercise of stock options	—	61	44
Stock compensation income tax benefit	88	144	175
Proceeds from stock issued	700	574	423
Dividends to shareholders	(40,900)	(9,596)	(14,635)
Change in restricted cash	(272)	84	—

Net cash used in financing activities	(40,553)	(8,833)	(13,993)

Effect of exchange rate changes on cash and cash equivalents	2,025	(1,334)	(579)

Net increase (decrease) in cash and cash equivalents	(8,356)	9,628	2,892

Cash and cash equivalents, beginning of period	42,834	33,206	30,314

Cash and cash equivalents, end of period	$34,478	$42,834	$33,206

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$18,739	$17,456	$9,290
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$4,407	$2,412	$—
Common stock issued for deferred director’s compensation through other noncurrent liabilities	$930	$—	$—
Unrealized gain (loss) on available for sale securities	$326	$(549)	$(59)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1. BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries and joint ventures, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. In 2012, Sun Korea acquired Seungwon Solutions Corporation (“Seungwon”), also located in Inchon, South Korea, which is a component supplier to Sun Korea. Sun Hydraulics (France) (“Sun France”), a liaison office located in Bordeaux, France, is used to service the French market. Sun Hydraulics established Sun Hydraulics China Co. Ltd, a representative office in Shanghai in January 2011, to develop new business opportunities in the Chinese market. Sun Hydraulics (India) a liaison office in Bangalore, India is used to develop new business opportunities in the Indian market. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, located in Mediapolis, Iowa, designs and produces complementary electronic control products. On September 27, 2011, Sun Hydraulics purchased the outstanding shares of High Country Tek, Inc. (“HCT”) it did not already own. HCT, now a wholly-owned subsidiary of Sun Hydraulics, is located in Nevada City, California, and designs and manufacturers ruggedized electronic/hydraulic control solutions for mobile equipment markets.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in the determination of impairment of long-lived assets, inventory, goodwill, accruals, income taxes, and fair value of marketable securities.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company’s marketable securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designation at each balance sheet date. The Company may or may not hold securities with stated maturities greater than 12 months until maturity. As management views these securities as available to support current operations, the Company classifies securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying Consolidated Balance Sheets. The Company’s marketable securities are carried at fair value, with the unrealized gains and losses reported as a component of shareholder’s equity. Realized gains and losses on sales of marketable securities are generally determined using the specific identification method, and are included in miscellaneous (income) expense in the Consolidated Statements of Operations.

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

Fair Value Measurements

The Company applies fair value accounting guidelines for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Under these guidelines, fair value is defined as the price that would be received for the sale of an asset or paid to transfer a liability (i.e. an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3 - Unobservable inputs that are supported by little, infrequent, or no market activity and reflect the Company’s own assumptions about inputs used in pricing the asset or liability.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s valuation techniques used to measure the fair value of marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

Goodwill

Goodwill, which represents the excess of the purchase price of acquisition over the fair value of the net assets acquired, is carried at cost. Goodwill is tested for impairment annually or more often if events or circumstances indicate a reduction in the fair value below the carrying value. The carrying value of assets is calculated at the reporting unit. An impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

The Company completed its annual goodwill impairment testing and determined that the carrying amount of goodwill was not impaired. See Note 7 to the Financial Statements for goodwill amounts.

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

The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $135 on an individual basis and approximately $9,000 on an aggregate basis.

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

Reclassification

Certain amounts shown in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the current presentation. Certificates of deposit classified as cash in the prior periods were reclassified to short term investments to conform to the current year presentation.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis.

Assets measured at fair value on a recurring basis include the following as of December 29, 2012:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 29, 2012	(Level 1)	(Level 2)	(Level 3)

Marketable securities:
Corporate fixed income	18,213,213	—	18,213,213	—
Government securities	208,583	—	208,583	—
Municipal bonds	4,514,074	—	4,514,074	—
Equity securities	522,132	522,132	—	—
Mutual funds	1,907,862	1,907,862	—	—
Certificates of deposit	10,892,141	—	10,892,141	—
Asset backed securities	1,442,360	—	1,442,360	—

Total marketable securities	$37,700,365	$2,429,994	$35,270,371	$—

Assets measured at fair value on a recurring basis include the following as of December 31, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Marketable securities:
Corporate fixed income	13,622,504	—	13,622,504	—
Government securities	205,003	—	205,003	—
Municipal bonds	1,955,316	—	1,955,316	—
Equity securities	454,250	454,250	—	—
Mutual funds	6,017,255	6,017,255	—	—
Certificates of deposit	6,700,340	—	6,700,340	—
Asset backed securities	1,305,044	—	1,305,044	—

Total marketable securities	$30,259,712	$6,471,505	$23,788,207	$—

Liabilities measured at fair value on a recurring basis include the following as of December 29, 2012:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 29, 2012	(Level 1)	(Level 2)	(Level 3)

Deferred director stock units	$263	$263	$—	$—
Phantom stock units	30	30	—	—

Total	$293	$293	$—	$—

Liabilities measured at fair value on a recurring basis include the following as of December 31, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Deferred director stock units	$1,149	$1,149	$—	$—
Phantom stock units	33	33	—	—

Total	$1,182	$1,182	$—	$—

The Company classifies all marketable securities as available-for-sale. The net unrealized holding loss on marketable securities amounted to $166 at December 29, 2012, and $492 at December 31, 2011. Realized loss for the year ended December 29, 2012 was $22, compared to a gain of $37 for the year ended December 31, 2011.

The Company reports deferred director stock units and phantom stock units as a liability. These liabilities, on a recurring basis, are measured at fair value using quoted prices in the active market. The Company recognized expense relating to those liabilities of $20 for the year ended December 29, 2012, and income related to those liabilities of $22 for the year ended December 31, 2011, respectively.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 29, 2012 and December 31, 2011.

4. RESTRICTED CASH

On December 29, 2012 and December 31, 2011, the Company had restricted cash of $329 and $46, respectively. Restricted cash reserves for customs and excise taxes in the U.K. operation were $48 and $46 at December 29, 2012, and December 31, 2011, respectively. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K. Restricted cash of $281 at December 29, 2012, represents the holdback of the purchase price associated with the acquisition of Seungwon on October 18, 2012.

5. INVENTORIES

	December 29, 2012	December 31, 2011

Raw materials	$5,564	$5,624
Work in process	3,695	3,912
Finished goods	3,570	3,861
Provision for slow moving inventory	(270)	(568)

Total	$12,559	$12,829

6. PROPERTY, PLANT, AND EQUIPMENT

	December 29, 2012	December 31, 2011

Machinery and equipment	$83,480	$78,428
Office furniture and equipment	11,152	10,151
Buildings	30,255	28,074
Leasehold and land improvements	2,785	2,774
Land	7,464	7,002

	$135,136	$126,429
Less: Accumulated depreciation	(80,154)	(73,755)
Construction in progress	9,690	4,285

Total	$64,672	$56,959

Depreciation expense for the years ended December 29, 2012, December 31, 2011, and January 1, 2011 totaled $6,514, $6,524, and $6,730, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill at December 29, 2012 and December 31, 2011 is as follows:

Balance at January 1, 2011	$715
Acquisitions	1,976
Currency translation	—

Balance at December 31, 2011	$2,691
Acquisitions	1,731
Currency translation	50

Balance at December 29, 2012	$4,472

Goodwill acquired during the year ended December 29, 2012, and December 31, 2011, relate to Seungwon and HCT, respectively. Goodwill is presented in other assets on the balance sheet.

Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at December 29, 2012, indicated that there was no impairment of the carrying value of the goodwill at Sun Korea. A valuation of the reporting unit at September 29, 2012 indicated that there was no impairment of the carrying value of the goodwill at HCT. As of December 29, 2012, no factors were identified that indicated impairment of the carrying value of the goodwill related to HCT.

The Company recognized $2,658 in identifiable intangible assets as a result of the acquisition of HCT. Intangible assets are held in other assets on the balance sheet. At December 29, 2012, and December 31, 2011, intangible assets consisted of the following:

		December 29, 2012			December 31, 2011
	Useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	10	$756	$(95)	$661	$756	$(19)	$737
Technology	10	697	(256)	441	697	(187)	510
Customer Relationships	20	1,475	(92)	1,383	1,475	(18)	1,457

		$2,928	$(443)	$2,485	$2,928	$(224)	$2,704

Total estimated amortization expense for the years 2013 through 2017 is presented below.

Year:
2013	219
2014	219
2015	206
2016	192
2017	192

Total	$1,028

8. INVESTMENTS

On January 5, 2011, Sun Hydraulics completed the sale of its Chinese joint venture company, Sun Hydraulics Systems (Shanghai) Co, Ltd., to the joint venture partner, Links Lin, for the amount of $1,451, and recognized a gain on the sale of $366. The former joint venture company became Sun’s first authorized distributor in China. Concurrently, Sun established Sun Hydraulics China Co. Ltd, a representative office in Shanghai which now is the Company’s primary operation in the country.

9. ACQUISITIONS

On October 18, 2012, the Company, through Sun Korea, purchased all of the outstanding stock of Seungwon Solutions Corporation (“Seungwon”) for approximately $1,458. Seungwon is a component supplier to Sun Korea, which represents approximately 80% of Seungwon’s sales.

The results of operations of Seungwon have been included in the Company’s consolidated results since the date of acquisition. Supplemental pro forma information and disclosure of acquired assets and liabilities has not been provided as the acquisition did not have a material impact on the consolidated financial statements.

The Company recorded approximately $1,731 in goodwill and approximately $80 in transaction costs related to the acquisition.

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

Approximately half of the acquisition related costs above were incurred in the third quarter with the remainder incurred in the Company’s fourth quarter. The amount of notes payable above is primarily made up of amounts due to Sun Hydraulics and eliminated upon consolidation.

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

The revenue and earnings for HCT included in Sun’s Consolidated Statement of Operations for the year ended December 29, 2012, and the revenue and earnings of the combined entities had the acquisition date been January 2, 2011, are included in the table below.

	Revenue	Earnings
	(unaudited)	(unaudited)
Actual from 01/01/2012 - 12/29/2012	$3,791	$(534)

Supplemental pro forma from 01/02/2011 to 12/31/2011	$206,968	$37,534

10. OTHER ASSETS

	December 29, 2012	December 31, 2011

Goodwill	$4,472	$2,691
Definite-lived intangibles net of amortization of $443 and $224	2,485	2,704
Equity investment in WhiteOak Controls, Inc.	69	66
Loan acquisition costs, net of amortization of $24 and $7	62	79
Deposits with suppliers	171	33
Notes receivable	650	988
Other	95	78

Total	$8,004	$6,639

11. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 29, 2012	December 31, 2011

Compensation and benefits	$5,581	$6,360
Self insurance liability	1,007	256
Other	1,053	850

Total	$7,641	$7,466

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

If Facility B or Facility C are activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0. As of December 29, 2012, the Company has not activated Facility C for the construction of its new Sarasota factory.

As a result of the acquisition of HCT on September 27, 2011, the Company acquired a line of credit equal to $100. Interest on the line of credit is equal to Prime plus 5%. The Company cancelled this line of credit during the fourth quarter of 2011.

As a result of the acquisition of Seungwon on October 18, 2012, the Company acquired a loan equal to $169. The Company paid and cancelled the loan during the fourth quarter of 2012.

13. DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $38,582, $10,383, and $14,642 to shareholders in 2012, 2011, and 2010, respectively.

Except as noted below, the Company declared the following regular quarterly dividends to shareholders of record on the last day of the respective quarter:

	2012	2011	2010
First quarter	$0.090	$0.060	$0.060
Second quarter	0.090	0.090	0.060
Third quarter	0.090	0.090	0.060
Fourth quarter	0.090	0.090	0.060

Except as noted below, these dividends were paid on the 15th day of each month following the date of declaration.

In addition to the regular quarterly dividends, the Company declared shared distribution cash dividends in 2012 and 2011, equal to $0.12 and $0.07, respectively. The 2012 dividend was paid on March 31, 2012, to shareholders of record on March 22, 2012, and the 2011 dividend was paid on March 31, 2011, to shareholders of record as of March 15, 2011. The shared distribution was introduced in 2008 as a way to reward both shareholders and employees when the Company has a successful year. The Board of Directors has declared a shared distribution cash dividend of $0.09 per share, payable on March 31, 2013, to shareholders of record as of March 15, 2013.

In light of the Company’s cash position, its current and perceived uses for cash, and the likely increase in income tax rates on corporate dividends as of January 1, 2013, the Board of Directors in December 2012 declared a special one-time cash dividend of $1.00 per share to shareholders of record as of December 14, 2012. In anticipation of the expected tax law changes in 2013, the payment date for both the special dividend and the regular quarterly dividend of $0.09 per share was December 28, 2012.

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

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 29, 2012	December 31, 2011	January 1, 2011

United States	$44,957	$43,513	$22,344
Foreign	10,896	14,073	9,299

Total	$55,853	$57,586	$31,643

The components of the income tax provision (benefit) are as follows:

	For the year ended
	December 29, 2012	December 31, 2011	January 1, 2011
Current tax expense (benefit):
United States	$15,396	$14,034	$7,985
State and local	924	436	202
Foreign	1,788	3,972	1,434

Total current	18,108	18,442	9,621

Deferred tax expense (benefit):
United States	545	1,095	469
State and local	12	471	263
Foreign	(210)	(99)	(110)

Total deferred	347	1,467	622

Total income tax provision	$18,455	$19,909	$10,243

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 29, 2012	December 31, 2011	January 1, 2011

U.S. federal taxes at statutory rate	$19,549	$20,155	$11,075
Increase (decrease)
Foreign tax credit	(358)	(1,026)	(227)
Domestic production activity deduction	(1,483)	(1,075)	(519)
Research and Development Tax Credit - Current Year	(50)	(150)	(150)
Foreign income taxed at lower rate	(901)	(1,052)	(584)
Nondeductible items	411	1,049	40
State and local taxes, net	935	907	465
Change in reserve	710	440	9
Other	(358)	661	134

Income tax provision	$18,455	$19,909	$10,243

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 29, 2012 and December 31, 2011 are presented below:

	December 29, 2012	December 31, 2011
Deferred tax assets:
Current:
Accrued expenses and other	$248	$260

Total current deferred tax assets	248	260

Noncurrent:
Accrued expenses and other	1,426	2,028

Total noncurrent deferred tax assets	1,426	2,028

Deferred tax liabilities:
Noncurrent:
Depreciation	(8,656)	(8,484)
Other	—	(461)

Total noncurrent deferred tax liabilities	(8,656)	(8,945)

Net noncurrent deferred tax liability	$(7,230)	$(6,917)

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2012 and 2011, management has determined that a valuation allowance is not required.

The Company intends and has the ability to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. These earnings relate to ongoing operations and, at December 29, 2012, cumulative earnings were approximately $53 million. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings, which will be offset by applicable foreign tax credits, subject to certain limitations.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - January 2, 2010	$160
Increases from positions taken during prior periods	47
Lapse of statute of limitations	(38)

Unrecognized tax benefits - January 1, 2011	$169
Increases from positions taken during prior periods	440
Lapse of statute of limitations	—

Unrecognized tax benefits - December 31, 2011	$609
Increases from positions taken during prior periods	710
Settled positions	(124)
Lapse of statute of limitations	—

Unrecognized tax benefits - December 29, 2012	$1,195

At December 29, 2012, the Company had an unrecognized tax benefit of $1,195 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of December 29, 2012, is not considered material to the Company’s Consolidated Financial Statements.

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

15. STOCK BASED COMPENSATION

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

A summary of the Company’s stock option plan for the years ended December 31, 2011, and January 1, 2011 is summarized as follows:

	Number of shares	Exercise price range			Weighted average exercise price
	(share amounts are in thousands)

Under option, January 2, 2010	24	$2.00	—	8.18	$4.26
(24 shares exercisable)
Granted	—	$—	—	—	$—
Exercised	(15)	$2.00	—	3.66	$2.80
Forfeitures	—	$—	—	—	$—

Under option, January 1, 2011	9	$3.66	—	8.18	$6.67

(9 shares exercisable)
Granted	—	$—	—	—	$—
Exercised	(9)	$2.00		8.18	$6.67
Forfeitures	—	$—	—	—	$—

Under option, December 31, 2011	—	$—	—	—	$—

(0 shares exercisable)

As of December 31, 2011, all options under the 1996 Plan had been exercised and the Plan is no longer active. The Company did not have any stock option compensation expense for the periods ended December 29, 2012, and December 31, 2011.

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

The Company’s 2001 Restricted Stock Plan provides for the grant of restricted stock of up to an aggregate of 928,125 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. The 2001 Restricted Stock Plan expired in 2011 and was replaced in September 2011 with the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At December 29, 2012, 824,012 shares remained available for issuance under the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, totaled $1,695, $1,193 and $880, respectively.

A summary of the Company’s restricted stock for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, is summarized as follows:

	Number of shares	Weighted average grant-date fair value

Nonvested balance at January 2, 2010	113	$14.52
Granted	69	20.74
Vested	(53)	15.60
Forfeitures	—	—

Nonvested balance at January 1, 2011	129	$17.41
Granted	88	28.41
Vested	(63)	16.04
Forfeitures	—	—

Nonvested balance at December 31, 2011	154	$24.25
Granted	89	25.41
Vested	(72)	21.95
Forfeitures	(2)	26.12

Nonvested balance at December 29, 2012	169	$25.81

The Company has $3,651 of total unrecognized compensation cost related to restricted stock awards granted under the Plan as of December 29, 2012. That cost is expected to be recognized over a weighted average period of 1.54 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of their annual salary in any year. Employees purchased 35,264 shares at a weighted average price of $19.84, and 29,056 shares at a weighted average price of $19.76, under the ESPP during 2012 and 2011, respectively. The Company recognized $183 and $164 of compensation expense during 2012 and 2011, respectively. At December 29, 2012, 713,284 shares remained available to be issued through the ESPP.

The Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”) originally was adopted by the Board of Directors and approved by the shareholders in 2004, and amended in 2008. Under the Plan, Directors who were not officers of the Company were paid 375 shares of Company common stock and $3 in cash fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they served when the committee meeting was not held within one day of a meeting of the Board of Directors. Committee Chairmen received additional fees equal to 25% of normal compensation and the Chairman of the Board was paid twice the amount of normal compensation, with such additional compensation payable in Company common stock. Prior to June 7, 2011, Directors were able to elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock were converted to deferred stock units. Deferred stock units are treated as liabilities. At December 29, 2012, there were 10,521 deferred stock units outstanding. The Plan has now been terminated, and no further issuance of shares will be made under the Plan.

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

Under the 2012 Directors Plan, as compensation for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board, each Nonemployee Director will be paid 500 shares of Common Stock. The Chairman’s fee is twice that of a regular director, and the fee for the chairs of each Board committee is 125% that of a regular director. The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of Shares which may be issued during any single calendar year is limited to 25,000 Shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At December 29, 2012, 256,749 shares remained available for issuance under the 2012 Directors Plan.

Directors were granted 17,607 and 14,936 shares during 2012 and 2011, respectively. The Company recognized director stock compensation expense of $451 and $264, for 2012 and 2011, respectively.

16. EARNINGS PER SHARE

The following table represents the computation of basic and diluted net income per common share (in thousands, except per share data):

	December 29, 2012	December 31, 2011	January 1, 2011
Net income	$37,398	$37,677	$21,400

Basic weighted average number of common shares outstanding	25,944	25,642	25,428

Basic net income per common share	$1.44	$1.47	$0.84
Effect of dilutive stock options and deferred director stock units	27	42	50

Diluted weighted average number of common shares outstanding	25,971	25,684	25,478

Diluted net income per common share	$1.44	$1.47	$0.84

17. EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $4,309, $5,026, and $3,304 during 2012, 2011, and 2010, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $330, $336, and $353 during 2012, 2011, and 2010, respectively.

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

In May 2008, the Board introduced the concept of a shared distribution dividend. The shared distribution dividend rewards the majority of employees through a contribution into their retirement accounts and concurrently rewards shareholders with a special cash dividend. As a result of the shared distribution, the Company contributed 132,398 and 84,974 shares into the ESOP in March 2012 and March 2011, respectively. In 2012, the Company accrued an amount equal to 10.5% of eligible wages in accordance with the shared distribution dividend announced in March 2013.

The Company incurred retirement benefit expense under the ESOP of approximately $3,011, $3,849, and $2,255 during 2012, 2011 and 2010, respectively. These amounts are included in the total employer contributions to the retirement plan noted above.

There are no restrictions on the shares contributed to the ESOP. This allows participants to sell their shares to enable diversification within their individual 401(k) accounts. The Company does not have any repurchase obligations under the ESOP.

During 2008, the Company developed plans for international employees to participate in the shared distributions. The Company’s foreign operations recognized total expense of approximately $633, $795, and $483 in 2012, 2011, and 2010, respectively, relating to shared distributions. The Company’s U.K. employees received 13,977 and 8,061 shares in March 2012 and March 2011, respectively, into a share incentive plan. In Korea, employees received their shared distribution in the form of cash, which was deposited into a Company retirement plan. In Germany, 50% of the shared distribution was paid in cash and the remaining 50% was paid in Company stock (13,284 shares) in June 2012.

Due to tax provisions in some foreign jurisdictions which make stock awards difficult, the Company sometimes awards deferred cash bonuses to key employees of its foreign operations. The deferred cash bonuses are similar to phantom stock units, in that such bonuses are tied to the value of the Company’s common stock. Awards are recognized over the deferral period as variable plan awards. The Company recognized approximately $44, $45 and $45 of compensation expense in 2012, 2011 and 2010, respectively, related to the awards.

18. SEGMENT REPORTING

Historically the Company had four operating and reportable segments, which were based on the geographic location of its subsidiaries. In 2012, the Company re-evaluated its operating and reportable segments, resulting in a change to a single reportable segment in manufacturing, marketing, selling and distributing its products worldwide. This change was made because, increasingly, the Company is shipping products directly from the factory of origin to end-customers worldwide. Management believes the discrete financial information of the Company’s individual foreign subsidiaries is no longer representative of the business level in those locations, and management no longer makes decisions or assesses performance based on this information. Management believes the investment community will have a better understanding, with less confusion, when reviewing our results as one operating segment. The additional information related to the region to which our products are sold, as opposed to the region where the sale was recorded, is more aligned with managerial decision-making and will best inform all interested parties.

The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers and distributors of hydraulic components. Given the similar nature of products offered for sale, the type of customers, the methods of distribution and how the Company is managed, the Company determined that it now has only one operating and reporting segment for both internal and external reporting purposes. Prior period financial information included herein has been restated to reflect the financial position and results of operations as one segment.

Geographic Region Information:

Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	2012	2011	2010
Net sales
Americas	104,987	95,963	68,428
Europe/Africa/ME	59,818	64,845	48,984
Asia/Pacific	39,562	43,363	33,283

Total	204,367	204,171	150,695

Total assets
Americas	110,392	114,354	87,471
Europe/Africa/ME	50,054	41,178	34,028
Asia/Pacific	14,675	11,996	10,535

Total	175,121	167,528	132,034

Long-lived assets
Americas	60,240	54,188	45,502
Europe/Africa/ME	8,085	7,753	8,569
Asia/Pacific	4,351	1,657	1,684

Total	72,676	63,598	55,755

19. COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

OPERATING LEASES — The Company leases manufacturing facilities, production support facilities and office space in various locations around the world. Total rental expense for the years ended 2012, 2011 and 2010 was approximately $297, $294 and $229, respectively. The following table summarizes our minimum lease payments in excess of one year as of December 29, 2012.

Future minimum lease payments on operating leases are as follows:

2013	178
2014	119
2015	17
2016	18
2017	19
Thereafter	92

Total minimum lease payments	$443

INSURANCE — The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $135 on an individual basis and approximately $9,000 on an aggregate basis. The Company records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on management’s assessment. The Company believes it has adequate reserves for all self-insurance claims.

20. UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly Results of Operations

(In thousands, except per share data)

	For the quarter ended
	Dec 29, 2012	Sep 29, 2012	Jun 30, 2012	Mar 31, 2012

Net sales	$43,237	$48,825	$57,031	$55,274
Gross profit	15,988	19,397	22,969	22,218
Operating income	9,486	13,195	16,464	15,264
Income before income taxes	9,656	13,593	16,863	15,741
Net income	$6,693	$8,835	$11,247	$10,623

Basic net income per common share	$0.26	$0.34	$0.43	$0.41
Diluted net income per common share	$0.26	$0.34	$0.43	$0.41

	For the quarter ended
	Dec 31, 2011	Oct 1, 2011	Jul 2, 2011	Apr 2, 2011

Net sales	$45,657	$53,041	$54,770	$50,703
Gross profit	16,848	20,748	21,674	19,942
Operating income	10,472	15,499	15,384	13,911
Income before income taxes	10,614	16,982	15,571	14,417
Net income	$6,074	$11,394	$10,437	$9,770

Basic net income per common share	$0.24	$0.44	$0.41	$0.38
Diluted net income per common share	$0.24	$0.44	$0.41	$0.38

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

In June 2011, the FASB issued guidance amending the presentation of comprehensive income. This amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. The guidance requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other material impact on our consolidated financial statements. In December 2011, the FASB issued another amendment to defer certain requirements from the June 2011 guidance that relate to the presentation of reclassification adjustments. The amendments will allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The Company adopted the requirements effective for the Company’s first quarter 2012. There was no material impact as a result of this. The Company has determined that the deferred requirements will not have a material impact on its consolidated financial statements.

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance was effective for the Company’s fiscal year ending December 29, 2012. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In July 2012, the FASB amended guidance on the annual testing of indefinite-lived intangible assets for impairment. Under the amended guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

In February 2013, the FASB issued guidance on the Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The guidance requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of December 29, 2012.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. As previously disclosed in this Form 10-K, during the fourth quarter of 2012, we completed our acquisition of Seungwon. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of December 29, 2012 did not include the internal control over financial reporting of these acquired operations. Assets acquired from Seungwon represent less than 1% of our total consolidated assets at December 29, 2012 and net revenue generated by Seungwon subsequent to the date of acquisition represents less than 1% of our consolidated net revenue for the year ended December 29, 2012. As part of our acquisition of Seungwon, we continue to evaluate Seungwon’s internal controls over financial reporting. From the acquisition date to December 29, 2012, the processes and systems of Seungwon’s acquired operations did not significantly impact our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 29, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Mayer Hoffman McCann P.C., our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. This report appears on page 30.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2013 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2013 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2013 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2013 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2013 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Independence and Committees of the Board of Directors” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” in our 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The following financial statements are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	29

	Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011	31

	Consolidated Statements of Operations for the years ended December 29, 2012, December 31, 2011, and January 1, 2011	32

	Consolidated Statement of Comprehensive Income for the years ended December 29, 2012, December 31, 2011, and January 1, 2011	33

	Consolidated Statements of Shareholders’ Equity for the years ended December 29, 2012, December 31, 2011, and January 1, 2011	34

	Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011, and January 1, 2011	35

	Notes to the Consolidated Financial Statements	36

	All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

2.	Exhibits:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

3.2	Articles of Amendment to Articles of Incorporation effective June 8, 2011 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2011, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 9, 2011, and incorporated herein by reference).

10.1+	Form of Indemnification Agreement (previously filed as Exhibit 10.4 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.2	Form of Distributor Agreement (Domestic) (previously filed as Exhibit 10.1 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.3	Form of Distributor Agreement (International) (previously filed as Exhibit 10.2 in the Company’s Registration Statement on Form S-1 filed on October 15, 1996 (File No. 333-14183) and incorporated herein by reference).

10.4	Amended and Restated Credit and Security Agreement dated August 11, 2011, between the Company as Borrower, and Fifth Third Bank, as Lender (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 13, 2012, and incorporated herein by reference).

10.5	Construction and Term Note, dated August 11, 2011, made by the Company in favor of Fifth Third Bank (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 13, 2012, and incorporated herein by reference).

10.6	Amended and Restated Revolving Line of Credit Note, dated August 1, 2011, made by the Company in favor of Fifth Third Bank (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 13, 2012, and incorporated herein by reference).

10.7+	1996 Sun Hydraulics Corporation Stock Option Plan (previously filed as Exhibit 10.3 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183) and incorporated herein by reference).

10.8+	Amendment No. 1 to 1996 Stock Option Plan (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference).

10.9+	Forms of agreement for grants under the Sun Hydraulics Corporation 1996 Stock Option Plan (previously filed as Exhibit 10.12+ to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 and incorporated herein by reference).

10.10+	Sun Hydraulics Corporation 2006 Stock Option Plan (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on September 14, 2006 and incorporated herein by reference).

10.11+	Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.12+	2001 Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on June 12, 2001 (file No. 333-62816), and incorporated herein by reference).

10.13+	Form of agreement for grants of restricted shares under the Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 10.14+ to the Company’s Annual Report on Form 10-K filed on March 15, 2010, and incorporated herein by reference).

10.14+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 10.14+ to the Company’s Annual Report on Form 10-K filed on March 9, 2011, and incorporated herein by reference).

10.15+	2011 Equity Incentive Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Shareholders filed on April 20, 2012, and incorporated herein by reference).

10.16+	Form of agreement for grants of restricted shares under the Sun Hydraulics 2011 Equity Incentive Plan (previously filed as Exhibit 10.24+ to the Company’s Annual Report on Form 10-K filed on March 13, 2012, and incorporated herein by reference).

10.17+	Sun Hydraulics Corporation 2004 Nonemployee Director Equity and Deferred Compensation Plan (As Amended and Restated Effective March 1, 2008) (previously filed as Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders filed with the Commission on April 25, 2008, and incorporated herein by reference).

10.18+	Amendment to Sun Hydraulics Corporation Amended and Restated 2004 Nonemployee Director Equity and Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, and incorporated herein by reference).

10.19+	Sun Hydraulics Corporation 2012 Nonemployee Director Fee Plan (previously filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Shareholders filed on April 20, 2012, and incorporated herein by reference)

10.20+	Form of Performance Share Agreement (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 16, 2004, and incorporated herein by reference).

10.21+	The Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan dated December 12, 2007 (previously filed as Exhibit 10.17 to the Company’s Form 10-K filed on March 11, 2009 and incorporated herein by reference).

10.22+	First, Second, Third, Fourth, Fifth and Sixth Amendments to Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan (previously filed as Exhibit 10.22+ to the Company’s Annual Report on Form 10-K filed on March 13, 2012, and incorporated herein by reference).

10.23+	Sun Hydraulics Limited Share Incentive Plan (previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on March 27, 2009 (File Number 333158245) and incorporated herein by reference).

10.24+	Peter Robson Employment Agreement dated April 22, 1981 (previously filed as Exhibit 10.1+ to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2009 and incorporated herein by reference).

10.25+	Steven Hancox Employment Agreement dated January 1, 1994 (previously filed as Exhibit 10.2+ to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, and incorporated herein by reference).

10.26+	Executive Continuity Agreement, dated December 7, 2009, between Sun Hydraulics Corporation and Allen J. Carlson (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 11, 2009 and incorporated herein by reference).

10.27+	Executive Continuity Agreement, dated December 7, 2009, between Sun Hydraulics Corporation and Tricia L. Fulton (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on December 11, 2009 and incorporated herein by reference).

10.28	Securities Purchase Agreement between Sun Hydraulics Corporation and High Country Tek, Inc., dated November 30, 2007 (previously filed as Exhibit 99.1 in the Company’s Form 8-K filed on November 30, 2007 and incorporated herein by reference).

14	Code of Ethics (previously filed as Exhibit 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

21	Subsidiaries of the Registrant (previously filed as Exhibit 21 to the Company’s Annual Report on Form 10-K filed on March 13, 2012, and incorporated herein by reference).

23.1	Mayer Hoffman McCann P.C. Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 12, 2013.

SUN HYDRAULICS CORPORATION

By:	/s/ Allen J. Carlson
Allen J. Carlson, President and
Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 12, 2013.

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