Form 10-Q
period 2013-03-30
SUN HYDRAULICS CORP
filed 2013-05-08
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

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

The Registrant had 26,235,442 shares of common stock, par value $.001, outstanding as of April 26, 2013.

Sun Hydraulics Corporation

INDEX

For the quarter ended March 30, 2013

PART I: FINANCIAL INFORMATION

Item  1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	March 30, 2013	December 29, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,575	$34,478
Restricted cash	315	329
Accounts receivable, net of allowance for doubtful accounts of $127 and $124	18,926	14,394
Inventories	12,510	12,559
Income taxes receivable	—	728
Deferred income taxes	412	248
Marketable securities	35,367	37,700
Other current assets	3,084	2,009

Total current assets	111,189	102,445

Property, plant and equipment, net	65,948	64,672
Goodwill	4,402	4,472
Other assets	3,341	3,532

Total assets	$184,880	$175,121

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,163	$4,606
Accrued expenses and other liabilities	3,944	7,641
Income taxes payable	3,430	—
Dividends payable	2,360	—

Total current liabilities	14,897	12,247

Deferred income taxes	7,397	7,230
Other noncurrent liabilities	373	371

Total liabilities	22,667	19,848

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 40,000,000 shares authorized, par value $0.001, 26,219,811 and 26,094,580 shares outstanding	26	26
Capital in excess of par value	61,901	57,402
Retained earnings	102,106	97,242
Accumulated other comprehensive income (loss)	(1,820)	603

Total shareholders’ equity	162,213	155,273

Total liabilities and shareholders’ equity	$184,880	$175,121

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	March 30, 2013 (unaudited)	March 31, 2012 (unaudited)

Net sales	$51,060	$55,274

Cost of sales	30,556	33,056

Gross profit	20,504	22,218

Selling, engineering and administrative expenses	6,572	6,954

Operating income	13,932	15,264

Interest income, net	(196)	(341)
Foreign currency transaction gain, net	(120)	(11)
Miscellaneous (income) expense, net	94	(125)

Income before income taxes	14,154	15,741

Income tax provision	4,579	5,118

Net income	$9,575	$10,623

Basic net income per common share	$0.37	$0.41

Weighted average basic shares outstanding	26,131	25,785

Diluted net income per common share	$0.37	$0.41

Weighted average diluted shares outstanding	26,132	25,834

Dividends declared per share	$0.180	$0.210

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three months ended
	March 30, 2013 (unaudited)	March 31, 2012 (unaudited)

Net income	$9,575	$10,623

Other comprehensive income (loss)
Foreign currency translation adjustments	(2,587)	1,612
Unrealized gain (loss) on available-for-sale securities	164	393

Total other comprehensive income (loss)	(2,423)	2,005

Comprehensive income	$7,152	$12,628

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total

Balance, December 29, 2012	—	$—	26,095	$26	$57,402	$97,242	$603	$155,273
Shares issued, other comp			15					—
Shares issued, ESPP			12		267			267
Shares issued, shared distribution			98		3,247			3,247
Stock-based compensation					985			985
Dividends declared						(4,711)		(4,711)
Net income						9,575		9,575
Other comprehensive income (loss)							(2,423)	(2,423)

Balance, March 30, 2013	—	$—	26,220	$26	$61,901	$102,106	$(1,820)	$162,213

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of this financial statement.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended
	March 30, 2013 (unaudited)	March 31, 2012 (unaudited)

Cash flows from operating activities:
Net income	$9,575	$10,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,796	1,793
(Gain)Loss on disposal of assets	(2)	(21)
Unrealized foreign exchange gain	—	(19)
Provision for deferred income taxes	3	3
Allowance for doubtful accounts	3	18
Stock-based compensation expense	691	641
(Increase) decrease in:
Accounts receivable	(4,535)	(5,493)
Inventories	49	(1,370)
Income taxes receivable	728	120
Other current assets	(1,075)	(646)
Other assets	136	93
Increase (decrease) in:
Accounts payable	557	1,233
Accrued expenses and other liabilities	(156)	701
Income taxes payable	3,430	3,964
Other noncurrent liabilities	2	84

Net cash provided by operating activities	11,202	11,724

Cash flows from investing activities:
Capital expenditures	(3,365)	(1,786)
Proceeds from dispositions of equipment	—	21
Purchases of marketable securities	(6,997)	(4,638)
Proceeds from sale of marketable securities	8,809	712

Net cash used in investing activities	(1,553)	(5,691)

Cash flows from financing activities:
Proceeds from stock issued	267	142
Dividends to shareholders	(2,351)	(5,437)
Change in restricted cash	14	2

Net cash used in financing activities	(2,070)	(5,293)

Effect of exchange rate changes on cash and cash equivalents	(1,482)	1,335

Net increase (decrease) in cash and cash equivalents	6,097	2,075

Cash and cash equivalents, beginning of period	34,478	51,262

Cash and cash equivalents, end of period	$40,575	$53,337

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$418	$1,032
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$3,247	$3,753
Common stock issued for deferred director’s compensation through other noncurrent liabilities	$294	$—

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS (Dollars in thousands except per share data)

1.	BASIS OF PRESENTATION AND SUMMARY OF BUSINESS

Sun Hydraulics Corporation, and its wholly-owned subsidiaries, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. In 2012, Sun Korea acquired Seungwon Solutions Corporation (“Seungwon”), also located in Inchon, South Korea, a component supplier to Sun Korea and third parties. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics was dissolved in November 2011. Concurrently, Sun Hydraulics opened a liaison office in Bordeaux, France to service the French market. Sun Hydraulics established Sun Hydraulics China Co. Ltd, a representative office in Shanghai in January 2011, to develop new business opportunities in the Chinese market. Sun Hydraulics (India) a liaison office in Bangalore, India is used to develop new business opportunities in the Indian market. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, located in Mediapolis, Iowa, designs and produces complementary electronic control products. On April 1, 2013, Sun Hydraulics purchased the remaining 60% of WhiteOak (see note 15). On September 27, 2011, Sun Hydraulics purchased the outstanding shares of High Country Tek, Inc. (“HCT”) it did not already own. HCT, now a wholly-owned subsidiary of Sun Hydraulics, is located in Nevada City, California, and designs and manufactures ruggedized electronic/hydraulic control solutions for mobile equipment markets.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 12, 2013. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three month period ended March 30, 2013, are not necessarily indicative of the results that may be expected for the period ending December 28, 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended
	March 30, 2013	March 31, 2012

Net income	$9,575	$10,623
Weighted average basic shares outstanding	26,131	25,785
Basic net income per common share	$0.37	$0.41
Effect of dilutive stock options	1	49
Weighted average diluted shares outstanding	26,132	25,834
Diluted net income per common share	$0.37	$0.41

Reclassification

Certificates of deposit classified as cash in the prior period were reclassified to marketable securities to conform to the current year presentation.

3.	STOCK-BASED COMPENSATION

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

The Company’s 2001 Restricted Stock Plan provides for the grant of restricted stock of up to an aggregate of 928,125 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. The 2001 Restricted Stock Plan expired in 2011 and was replaced in September 2011 with the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At March 30, 2013, 823,912 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the three months ended March 30, 2013, and March 31, 2012, totaled $519 and $418 respectively.

The following table summarizes restricted stock activity from December 29, 2012, through March 30, 2013:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 29, 2012	169	25.81
Granted	—	—
Vested	—	—
Forfeitures	—	—

Nonvested balance at March 30, 2013	169

The Company has $3,132 of total unrecognized compensation cost related to restricted stock awards granted under the two plans as of March 30, 2013. That cost is expected to be recognized over a weighted average period of 1.33 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 11,938 shares at a weighted average price of $22.35, and 8,460 shares at a weighted average price of $16.73, under the ESPP during the three months ended March 30, 2013, and March 31, 2012, respectively. The Company recognized $45 and $54 of compensation expense during the three months ended March 30, 2013, and March 31, 2012, respectively. At March 30, 2013, 701,346 shares remained available to be issued through the ESPP and the U.K. plan.

The Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”) originally was adopted by the Board of Directors and approved by the shareholders in 2004, and amended in 2008. Under the Plan, Directors who were not officers of the Company were paid 375 shares of Company common stock and $3 in cash fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they served when the committee meeting was not held within one day of a meeting of the Board of Directors. Committee Chairmen received additional fees equal to 25% of normal compensation and the Chairman of the Board was paid twice the amount of normal compensation, with such additional compensation payable in Company common stock. Prior to June 7, 2011, Directors were able to elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock were converted to deferred stock units. Deferred stock units are treated as liabilities. At March 30, 2013, there were zero deferred stock units outstanding. The Plan has now been terminated, and no further issuance of shares will be made under the Plan.

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

Under the 2012 Directors Plan, as compensation for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board, each Nonemployee Director will be paid 500 shares of Common Stock. The Chairman’s fee is twice that of a regular director, and the fee for the chairs of each Board committee is 125% that of a regular director. The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of Shares which may be issued during any single calendar year is limited to 25,000 Shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At March 30, 2013, 252,249 shares remained available for issuance under the 2012 Directors Plan.

Directors were granted 4,500 and 3,853 shares for the three months ended March 30, 2013, and March 31, 2012, respectively. The Company recognized director stock compensation expense of $156 and $234 for the three months ended March 30, 2013, and March 31, 2012, respectively.

4.	RESTRICTED CASH

On March 30, 2013, the Company had restricted cash of $315. A restricted cash reserve for customs and excise taxes in the U.K. operation was $46 at March 30, 2013. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K. Restricted cash of $269 at March 30, 2013, represents the holdback of the purchase price associated with the acquisition of Seungwon on October 18, 2012.

5.	INVENTORIES

	March 30, 2013	December 29, 2012

Raw materials	$5,623	$5,564
Work in process	3,746	3,695
Finished goods	3,826	3,980
Provision for slow moving inventory	(685)	(680)

Total	$12,510	$12,559

6.	GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill at March 30, 2013 is as follows:

Balance at December 29, 2012	$4,472
Acquisitions	—
Currency translation	(70)

Balance at March 30, 2013	$4,402

Goodwill is made up of amounts relating to the acquisitions of Sun Korea, HCT, and Seungwon. Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at December 29, 2012, indicated that there was no impairment of the carrying value of the goodwill at Sun Korea. A valuation of the reporting unit at September 29, 2012 indicated that there was no impairment of the carrying value of the goodwill at HCT. As of March 30, 2013, no factors were identified that indicated impairment of the carrying value of goodwill.

The Company recognized $2,658 in identifiable intangible assets as a result of the acquisition of HCT. Intangible assets are held in other assets on the balance sheet. At March 30, 2013, and December 29, 2012, intangible assets consisted of the following:

		March 30, 2013			December 29, 2012
	Useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	10	$756	$(113)	$643	$756	$(95)	$661
Technology	10	697	(274)	423	697	(256)	441
Customer Relationships	20	1,475	(111)	1,364	1,475	(92)	1,383

		$2,928	$(498)	$2,430	$2,928	$(443)	$2,485

Total estimated amortization expense for the years 2014 through 2018 is presented below. The remaining amortization for 2013 is approximately $164.

Year:
2014	219
2015	206
2016	192
2017	192
2018	192

Total	$1,001

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three months ended March 30, 2013.

7.	ACQUISITIONS

On October 18, 2012, the Company, through Sun Korea, purchased all of the outstanding stock of Seungwon Solutions Corporation (“Seungwon”) for approximately $1,458. Seungwon is a component supplier, and approximately 80% of its sales are to Sun Korea.

The results of operations of Seungwon have been included in the Company’s consolidated results since the date of acquisition. Supplemental pro forma information and disclosure of acquired assets and liabilities has not been provided as the acquisition did not have a material impact on the consolidated financial statements.

The Company recorded approximately $1,731 in goodwill and approximately $80 in transaction costs related to the acquisition.

8.	LONG-TERM DEBT

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

Facility A or Facility B (if activated) is payable in full on August 1, 2016. Facility C (if activated) is payable seven years after the closing of the facility. Maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank.

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

The Company did not have any amounts drawn on its line of credit for the periods ended March 30, 2013, and March 31, 2012.

9.	INCOME TAXES

At March 30, 2013, the Company had an unrecognized tax benefit of $1,195 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of March 30, 2013, is not considered material to the Company’s consolidated financial statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2004 for the majority of tax jurisdictions.

The Company’s federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2004 through 2011. To date, there have not been any significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months the Company will resolve some or all of the matters presently under consideration for 2004 through 2011 with the IRS and that there could be significant increases or decreases to unrecognized tax benefits.

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

Geographic Region Information:

Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	Q1 2013	Q1 2012
Net sales
Americas	24,559	26,525
Europe/Africa/ME	15,568	17,155
Asia/Pacific	10,933	11,594

Total	51,060	55,274

	March 30, 2013	December 29, 2012
Total assets
Americas	121,840	110,392
Europe/Africa/ME	47,959	50,054
Asia/Pacific	15,081	14,675

Total	184,880	175,121

Long-lived assets
Americas	61,820	60,240
Europe/Africa/ME	7,731	8,085
Asia/Pacific	4,140	4,351

Total	73,691	72,676

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s valuation techniques used to measure the fair value of marketable equity securities, mutual funds, and phantom stock units were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

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

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at March 30, 2013, and December 29, 2012.

	March 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	727	27	(92)	662
Mutual funds	2,077	10	(1)	2,086

Subtotal	2,804	37	(93)	2,748

Level 2:
Corporate fixed income	17,379	113	(49)	17,443
Government securities	192	18	—	210
Municipal bonds	3,393	4	(9)	3,388
Certificates of deposit	10,335	2	—	10,337
Asset backed securities	1,240	2	(1)	1,241

Subtotal	32,539	139	(59)	32,619

Total	35,343	176	(152)	35,367

Liabilities
Level 1:
Phantom stock units	50	—	—	50

Total	50	—	—	50

	December 29, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	602	6	(86)	522
Mutual funds	1,936	—	(28)	1,908

Subtotal	2,538	6	(114)	2,430

Level 2:
Corporate fixed income	18,270	48	(105)	18,213
Government securities	195	14	—	209
Municipal bonds	4,525	4	(15)	4,514
Certificates of deposit	10,891	1	—	10,892
Asset backed securities	1,447	—	(5)	1,442

Subtotal	35,328	67	(125)	35,270

Total	37,866	73	(239)	37,700

Liabilities
Level 1:
Deferred director stock units	263	—	—	263
Phantom stock units	30	—	—	30

Total	293	—	—	293

The net realized loss on marketable securities recognized by the Company during the three months ended March 30, 2013, and March 31, 2012, was $52 and $2, respectively. As of March 30, 2013, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its marketable securities to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three months ended March 30, 2013, the Company recognized an impairment charge of $61, which is included in the net realized loss for the period. This resulted from the deterioration of the financial condition of an issuer of a corporate bond security.

Maturities of marketable securities at March 30, 2013 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$17,217	$17,260
Due after one year but within five years	12,615	12,631
Due after five years but within ten years	1,214	1,221
Due after ten years	1,493	1,507
Equity securities	727	662
Mutual Funds	2,077	2,086

Total	$35,343	$35,367

The Company reports deferred director stock units and phantom stock units as a liability. All remaining deferred stock units were issued in 2013. The Company recognized expense relating to these liabilities of $20 and $142, for the periods ended March 30, 2013, and March 31, 2012. Phantom stock units vest over a period of three years.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended March 30, 2013.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income by Component

Three Months Ended March 30, 2013

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 29, 2012	$(166)	$769	$603

Other comprehensive income (loss) before reclassifications	199	(2,587)	(2,388)
Amounts reclassified from accumulated other comprehensive income	(35)	—	(35)

Net current period other comprehensive income (loss)	164	(2,587)	(2,423)

Balance at March 30, 2013	$(2)	$(1,818)	$(1,820)

Reclassifications out of Accumulated Other Comprehensive Income

Three Months Ended March 30, 2013

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from AOCI	Affected Line Item in the Consolidated Statements of Operations

Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$9	Miscellaneous (income) expense, net
Other than temporary impairment	(61)	Miscellaneous (income) expense, net

	(52)	Total before tax
	17	Tax benefit

	$(35)	Net of tax

Total reclassifications for the period	$(35)

13.	NEW ACCOUNTING PRONOUNCEMENTS

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

In February 2013, the FASB issued guidance on the Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The guidance requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2012. The Company adopted this guidance in the first quarter of 2013. There was no material impact as a result of this.

14.	COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

15.	SUBSEQUENT EVENT

On April 1, 2013, the Company acquired the remaining 60% of the capital stock of WhiteOak that it did not already own for $1,000. WhiteOak will be merged into HCT and relocated to HCT’s facility in California. HCT will manufacture, market, sell and have design control for all current WhiteOak products and over time migrate them to the HCT brand. The combination of HCT and WhiteOak gives Sun full ownership of the technology to develop the next generation of Sun’s electronic control products. The Company has not completed the initial accounting for the business combination, but does not expect the acquisition to have a material impact on its consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun Hydraulics Corporation is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly-owned subsidiaries and independent distributors. Sales outside the United States for the year ended December 29, 2012, were approximately 60% of total net sales.

Approximately two-thirds of Sun’s products are used by the mobile market, which is characterized by applications where the equipment is not fixed in place, the operating environment is often unpredictable, and duty cycles are generally moderate to low. Some examples of the mobile market include equipment used in off-road construction, agriculture, fire and rescue, utilities, oil fields, and mining.

The remaining one-third of products sold are used by industrial markets, which are characterized by equipment that is fixed in place, typically in a controlled environment, and which operates at higher pressures and duty cycles. Power units, automation machinery, metal cutting machine tools and plastics machinery are some examples of industrial equipment. The Company sells to both markets with a single product line.

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 1% and 24% in 2012 and 2011. The index of shipments of hydraulic products decreased 13% for the three-month period ending March 30, 2013, compared to the same period of the prior year.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction. The index decreased to 51.3 in March 2013 compared to 53.4 in March 2012. In April 2013, the index was 50.7. This represents expansion in the manufacturing sector for the fifth consecutive month.

Results for the first quarter

(in millions except net income per share)

	March 30, 2013	March 31, 2012	Increase/Decrease

Three Months Ended
Net sales	$51.1	$55.3	-8%
Net income	$9.6	$10.6	-9%
Net income per share:
Basic	$0.37	$0.41	-10%
Diluted	$0.37	$0.41	-10%

First quarter sales were in line with the Company’s forecast with higher-than expected earnings. Sales, while down year-over-year, showed sequential improvement, which is consistent with our normal seasonal pattern. Management remains optimistic about the global economy and expects this trend to continue in the second quarter.

In April, Sun acquired the remaining portion of WhiteOak Controls, the electronics company that developed and supplies its integrated amplifiers. WhiteOak was merged into HCT which management expects will accelerate innovative product development and further strengthen both HCT’s offerings and the WhiteOak technology. Management believes the Company’s evolving electronic products and capabilities are key differentiators that will help Sun sustain and improve on its competitive advantages.

There are many positive signals - housing, industrial production, PMI and GDP - to name a few, that indicate to management the global macro economy is slowly regaining its health. In the short term, Sun is well positioned to take advantage of any general economic strength. The Company has the capacity to meet its customers’ delivery requirements with superior service levels. In the intermediate and longer term, Sun is adding new capacity through the construction of a new manufacturing plant, its third in the Sarasota area, that will be ready for use later this year. Management expects the layout of the new facility will make the Company more productive and efficient, as it continues to develop and launch new products and services that anticipate market needs.

Outlook

Second quarter 2013 revenues are expected to be approximately $55 million, down approximately 4% from the second quarter of 2012, but up 8% from the first quarter of 2013. Earnings per share are estimated to be $0.41 to $0.43 compared to $0.43 in the same period a year ago.

COMPARISON OF THE THREE MONTHS ENDED MARCH 30, 2013 AND MARCH 31, 2012

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

Net Sales

Net sales were $51.1 million, a decrease of $4.2 million, or 7.6%, compared to $55.3 million in 2012. The decrease in net sales was primarily driven by weaker demand in our European and Asian end markets, which primarily include capital goods equipment. A price increase, effective July 1, 2012, contributed approximately 3%, or $1.4 million to sales. Changes in exchange rates had a positive impact on sales of approximately $0.3 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 15% of total sales.

Sales to the Americas decreased 7.4% or $2.0 million, to $24.6 million in the first quarter of 2013, driven by North American demand. Asian/Pacific sales decreased 5.7% or $0.7 million, to $10.9 million in the first quarter of 2013, primarily related to demand from Korea and Australia. Exchange rates had a $0.3 million positive impact on Asia/Pacific sales in the first quarter of 2013. EAME sales decreased 9.3% or $1.6 million, to $15.6 million in the first quarter of 2013, resulting from the general economic slowdown in Europe. There was minimal impact from currency to EAME sales in the first quarter of 2013.

Gross Profit

Gross profit decreased $1.7 million or 7.7% to $20.5 million in the first quarter of 2013, compared to $22.2 million in the first quarter last year. Gross profit as a percentage of net sales remained flat at 40.2% in the first quarter of 2013, compared to the first quarter last year.

Lower sales volume reduced gross profit by approximately $2.3 million. The remainder of the decrease resulted from higher labor costs of approximately $0.4 million, and overhead costs as a percent of sales of $0.6 million. These amounts were partially offset by a price increase in July 2012 of approximately $1.5 million, and reduced material costs as a percent of sales of $0.2 million.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses decreased 5.5%, or $0.4 million, to $6.6 million in 2013, compared to $7.0 million last year. The change for the first quarter of 2013 was primarily due to decreases of approximately $0.1 in both retirement benefit costs and professional fees.

Operating Income

Operating income decreased $1.3 million or 8.7% to $13.9 million in the first quarter of 2013, compared to $15.3 million in the first quarter last year, with operating margins of 27.3% and 27.6% for the first quarters of 2013 and 2012, respectively. This decrease was primarily related to the reduced sales volume in the current year.

Interest Income, Net

Net interest income was $0.2 million for the quarter ended March 30, 2013, compared to $0.3 million for the quarter ended March 31, 2012. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended March 30, 2013, was $74.4 million compared to $76.3 million for the quarter ended March 31, 2012.

Miscellaneous (Income) Expense, Net

There was net miscellaneous expense of $0.1 million for the quarter ended March 30, 2013, compared to net miscellaneous income of $0.1 million for the quarter ended March 31, 2012. The current period amount was primarily related to a loss on an investment. The prior period amount was primarily related to an incentive received for our thermal storage energy building.

Income Taxes

The provision for income taxes for the quarter ended March 30, 2013, was 32.4% of pretax income compared to 32.5% for the quarter ended March 31, 2012. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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

Cash from operations for the three months ended March 30, 2013, was $11.3 million, a decrease of $0.4 million, compared to $11.7 million for the three months ended March 31, 2012. Net income was down approximately $1.0 million from the prior period. Changes in working capital relating to increases in accounts receivable were $4.5 million during 2013, compared to $5.5 million during 2012. There was minimal change to inventory during 2013 compared to an increase of $1.4 million during 2012. Increases in accounts payable and accruals were $0.4 million during 2013, compared to $1.9 million during 2012. These working capital changes are typical of improved business conditions in the first quarter compared to those experienced in the Company’s fourth quarter. However, the Company did not see an increase in inventory in 2013, as would be expected, due to better management of inventory levels. Cash on hand increased $6.1 million from $34.5 million at the end of 2012 to $40.6 million at March 30, 2013. Days sales outstanding (DSO) were 34 at March 30, 2013, and 36 at March 31, 2012. Inventory turns were 9.8 as of March 30, 2013, and 9.3 as of March 31, 2012.

In 2012, the Company began construction on a third facility in Sarasota, Florida. The new facility, when completed, will have 60,000 square feet of manufacturing and 16,000 square feet of office space. The total investment is estimated to be approximately $16.0 million.

Capital expenditures were $3.4 million for the three months ended March 30, 2013. Approximately $2.4 million related to the Company’s new facility in Sarasota, Florida, and $0.2 million related to the renovation of its UK facility. The remainder is made up primarily of purchases of machinery and equipment. Capital expenditures, consisting primarily of machinery and equipment, were $1.8 million for the three months ended March 31, 2012. Capital expenditures for the current year are projected to be approximately $14.0 million, which includes approximately $9.0 million related to the new facility.

The Company declared a special cash dividend relating to its shared distribution of $0.09 per share paid on March 31, 2013, to shareholders of record as of March 15, 2013. The Company declared a quarterly cash dividend of $0.09 per share payable on April 15, 2013, to shareholders of record as of March 31, 2013. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Through the first quarter, the Company used the equity method of accounting to account for its investment in WhiteOak. The Company did not have a majority ownership in or exercise control over the entity. The investment was not material to the financial statements of the Company at March 30, 2013. On April 1, 2013, Sun Hydraulics purchased the remaining 60% of WhiteOak (see note 15).

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

Critical Accounting Policies and Estimates

The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, and income taxes. The Company’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 29, 2012, and did not change during the first three months of 2013.

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

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 29, 2012, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended March 30, 2013. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at March 30, 2013. Therefore a 1% change in interest rates up or down would not have a material effect on the Company’s income statement on an annual basis.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES

As of March 30, 2013, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 30, 2013, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the period ended March 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 8, 2013.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)