Form 10-Q
period 2013-06-29
SUN HYDRAULICS CORP
filed 2013-08-06
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 ____________________________________________
FORM 10-Q
 ____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013	Commission file number 0-21835

  ____________________________________________
SUN HYDRAULICS CORPORATION
(Exact Name of Registration as Specified in its Charter)

  ____________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 26,246,499 shares of common stock, par value $.001, outstanding as of July 26, 2013.

Sun Hydraulics Corporation
INDEX
For the quarter ended June 29, 2013

PART I: FINANCIAL INFORMATION
Item  1.
Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	June 29, 2013	December 29, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,686	$34,478
Restricted cash	308	329
Accounts receivable, net of allowance for doubtful accounts of $95 and $124	20,536	13,754
Inventories	12,441	12,559
Income taxes receivable	—	728
Deferred income taxes	429	248
Short-term investments	36,815	37,700
Other current assets	3,326	2,649
Total current assets	115,541	102,445
Property, plant and equipment, net	70,555	64,672
Goodwill	5,082	4,472
Other assets	3,803	3,532
Total assets	$194,981	$175,121
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,470	$4,606
Accrued expenses and other liabilities	5,478	7,641
Income taxes payable	1,430	—
Dividends payable	2,362	—
Total current liabilities	14,740	12,247
Deferred income taxes	7,397	7,230
Other noncurrent liabilities	370	371
Total liabilities	22,507	19,848
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 40,000,000 shares authorized, par value $0.001, 26,239,642 and 26,094,580 shares outstanding	26	26
Capital in excess of par value	63,064	57,402
Retained earnings	111,535	97,242
Accumulated other comprehensive income (loss)	(2,151)	603
Total shareholders’ equity	172,474	155,273
Total liabilities and shareholders’ equity	$194,981	$175,121

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	June 29, 2013	June 30, 2012
	(unaudited)	(unaudited)
Net sales	$55,788	$57,031
Cost of sales	32,387	34,062
Gross profit	23,401	22,969
Selling, engineering and administrative expenses	6,640	6,505
Operating income	16,761	16,464
Interest income, net	(242)	(294)
Foreign currency transaction gain, net	(29)	(66)
Miscellaneous (income) expense, net	(484)	(39)
Income before income taxes	17,516	16,863
Income tax provision	5,726	5,616
Net income	$11,790	$11,247
Basic net income per common share	$0.45	$0.43
Weighted average basic shares outstanding	26,236	25,937
Diluted net income per common share	$0.45	$0.43
Weighted average diluted shares outstanding	26,236	25,975
Dividends declared per share	$0.090	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Six months ended
	June 29, 2013	June 30, 2012
	(unaudited)	(unaudited)
Net sales	$106,848	$112,305
Cost of sales	62,943	67,118
Gross profit	43,905	45,187
Selling, engineering and administrative expenses	13,212	13,459
Operating income	30,693	31,728
Interest income, net	(438)	(635)
Foreign currency transaction gain, net	(149)	(77)
Miscellaneous (income) expense, net	(390)	(164)
Income before income taxes	31,670	32,604
Income tax provision	10,305	10,734
Net income	$21,365	$21,870
Basic net income per common share	$0.82	$0.85
Weighted average basic shares outstanding	26,185	25,861
Diluted net income per common share	$0.82	$0.84
Weighted average diluted shares outstanding	26,185	25,905
Dividends declared per share	$0.270	$0.300

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$11,790	$11,247	$21,365	$21,870
Other comprehensive income (loss)
Foreign currency translation adjustments	57	(1,812)	(2,530)	(200)
Unrealized gain (loss) on available-for-sale securities	(388)	(408)	(224)	(15)
Total other comprehensive income (loss)	(331)	(2,220)	(2,754)	(215)
Comprehensive income	$11,459	$9,027	$18,611	$21,655

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 29, 2012	—	$—	26,095	$26	$57,402	$97,242	$603	$155,273
Shares issued, other comp			19					—
Shares issued, ESPP			20		466			466
Shares issued, shared distribution			106		3,486			3,486
Stock-based compensation					1,710			1,710
Dividends declared						(7,072)		(7,072)
Net income						21,365		21,365
Other comprehensive income (loss)							(2,754)	(2,754)
Balance, June 29, 2013	—	$—	26,240	$26	$63,064	$111,535	$(2,151)	$172,474

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 29, 2013	June 30, 2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$21,365	$21,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,565	3,576
(Gain)Loss on disposal of assets	15	(21)
Gain on investment in business	(528)	—
Unrealized foreign exchange gain	—	15
Provision for deferred income taxes	(14)	1
Allowance for doubtful accounts	(29)	(15)
Stock-based compensation expense	1,416	1,157
(Increase) decrease in:
Accounts receivable	(6,740)	(5,442)
Inventories	186	(890)
Income taxes receivable	728	120
Other current assets	(677)	(356)
Other assets	258	181
Increase (decrease) in:
Accounts payable	864	403
Accrued expenses and other liabilities	1,617	2,834
Income taxes payable	1,430	342
Other noncurrent liabilities	(1)	25
Net cash provided by operating activities	23,455	23,800
Cash flows from investing activities:
Investment in business, net of cash acquired	(923)	—
Capital expenditures	(9,518)	(4,752)
Proceeds from dispositions of equipment	—	21
Purchases of short-term investments	(11,888)	(12,251)
Proceeds from sale of short-term investments	11,744	3,130
Net cash used in investing activities	(10,585)	(13,852)
Cash flows from financing activities:
Proceeds from stock issued	466	333
Dividends to shareholders	(4,710)	(7,769)
Change in restricted cash	21	2
Net cash used in financing activities	(4,223)	(7,434)
Effect of exchange rate changes on cash and cash equivalents	(1,439)	(311)
Net increase (decrease) in cash and cash equivalents	7,208	2,203
Cash and cash equivalents, beginning of period	34,478	51,262
Cash and cash equivalents, end of period	$41,686	$53,465
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$8,161	$10,272
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$3,486	$4,407
Common stock issued for deferred director’s compensation through other noncurrent liabilities	$294	$930

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF BUSINESS
Sun Hydraulics Corporation, and its wholly-owned subsidiaries, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. In 2012, Sun Korea acquired Seungwon Solutions Corporation (“Seungwon”), also located in Inchon, South Korea, a component supplier to Sun Korea and third parties. Sun Hydraulics, SARL (“Sun France”), a wholly-owned subsidiary of Sun Hydraulics was dissolved in November 2011. Concurrently, Sun Hydraulics opened a liaison office in Bordeaux, France to service the French market. Sun Hydraulics established Sun Hydraulics China Co. Ltd, a representative office in Shanghai in January 2011, to develop new business opportunities in the Chinese market. Sun Hydraulics (India) a liaison office in Bangalore, India is used to develop new business opportunities in the Indian market. On September 27, 2011, Sun Hydraulics purchased the outstanding shares of High Country Tek, Inc. (“HCT”) it did not already own. HCT, now a wholly-owned subsidiary of Sun Hydraulics, is located in Nevada City, California, and designs and manufactures ruggedized electronic/hydraulic control solutions for mobile equipment markets. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, located in Mediapolis, Iowa, designs and produces complementary electronic control products. On April 1, 2013, Sun Hydraulics purchased the remaining 60% of WhiteOak, which was merged into HCT (see note 7).
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 12, 2013. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the six month period ended June 29, 2013, are not necessarily indicative of the results that may be expected for the period ending December 28, 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Earnings per share
The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$11,790	$11,247	$21,365	$21,870
Weighted average basic shares outstanding	26,236	25,937	26,185	25,861
Basic net income per common share	$0.45	$0.43	$0.82	$0.85
Effect of dilutive stock options	—	38	—	44
Weighted average diluted shares outstanding	26,236	25,975	26,185	25,905
Diluted net income per common share	$0.45	$0.43	$0.82	$0.84
Reclassification
Certificates of deposit classified as cash in the prior period were reclassified to marketable securities to conform to the current year presentation. Non-trade receivables classified as accounts receivable in the prior period were reclassified to other current assets to conform to the current year presentation.

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
The Company’s 2001 Restricted Stock Plan provides for the grant of restricted stock of up to an aggregate of 928,125 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. The 2001 Restricted Stock Plan expired in 2011 and was replaced in September 2011 with the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At June 29, 2013, 823,712 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the six months ended June 29, 2013, and June 30, 2012, totaled $1,038 and $835 respectively.

The following table summarizes restricted stock activity from December 29, 2012, through June 29, 2013:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 29, 2012	169	25.81
Granted	—	—
Vested	—	—
Forfeitures	—	—
Nonvested balance at June 29, 2013	169	—
The Company has $2,613 of total unrecognized compensation cost related to restricted stock awards granted under the two plans as of June 29, 2013. That cost is expected to be recognized over a weighted average period of 1.11 years.
The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 20,203 shares at a weighted average price of $23.08, and 17,593 shares at a weighted average price of $18.92, under the ESPP during the six months ended June 29, 2013, and June 30, 2012, respectively. The Company recognized $112 and $101 of compensation expense during the six months ended June 29, 2013 and June 30, 2012, respectively. At June 29, 2013, 693,081 shares remained available to be issued through the ESPP and the U.K. plan.

The Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”) originally was adopted by the Board of Directors and approved by the shareholders in 2004, and amended in 2008. Under the Plan, Directors who were not officers of the Company were paid 375 shares of Company common stock and $3 in cash fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they served when the committee meeting was not held within one day of a meeting of the Board of Directors. Committee Chairmen received additional fees equal to 25% of normal compensation and the Chairman of the Board was paid twice the amount of normal compensation, with such additional compensation payable in Company common stock. Prior to June 7, 2011, Directors were able to elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock were converted to deferred stock units. Deferred stock units are treated as liabilities. At June 29, 2013, there were zero deferred stock units outstanding. The Plan has now been terminated, and no further issuance of shares will be made under the Plan.
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
Under the 2012 Directors Plan, as compensation for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board, each Nonemployee Director will be paid 500 shares of Common Stock. The Chairman’s fee is twice that of a regular director, and the fee for the chairs of each Board committee is 125% that of a regular director. The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of Shares which may be issued during any single calendar year is limited to 25,000 Shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At June 29, 2013, 248,249 shares remained available for issuance under the 2012 Directors Plan.
Directors were granted 8,500 and 8,266 shares for the six months ended June 29, 2013, and June 30, 2012, respectively. The Company recognized director stock compensation expense of $288 and $218 for the six months ended June 29, 2013, and June 30, 2012, respectively.

4. RESTRICTED CASH
On June 29, 2013, the Company had restricted cash of $308. A restricted cash reserve for customs and excise taxes in the U.K. operation was $46 at June 29, 2013. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K. Restricted cash of $262 at June 29, 2013, represents the holdback of the purchase price associated with the acquisition of Seungwon on October 18, 2012.

5. INVENTORIES

	June 29, 2013	December 29, 2012
Raw materials	$5,619	$5,564
Work in process	3,766	3,695
Finished goods	3,726	3,980
Provision for slow moving inventory	(670)	(680)
Total	$12,441	$12,559

6. GOODWILL AND INTANGIBLE ASSETS
A summary of changes in goodwill at June 29, 2013 is as follows:

Balance, December 29, 2012	$4,472
Acquisitions	726
Currency translation	(116)
Balance, June 29, 2013	$5,082
Goodwill is made up of amounts relating to the acquisitions of Sun Korea, HCT, Seungwon, and WhiteOak. Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at December 29, 2012, indicated that there was no impairment of the carrying value of the goodwill at Sun Korea. A valuation of the reporting unit at September 29, 2012 indicated that there was no impairment of the carrying value of the goodwill at HCT. As of June 29, 2013, no factors were identified that indicated impairment of the carrying value of goodwill.

The Company recognized $2,658 and $746 in identifiable intangible assets as a result of the acquisitions of HCT and WhiteOak, respectively. Intangible assets are held in other assets on the balance sheet. At June 29, 2013, and December 29, 2012, intangible assets consisted of the following:

	June 29, 2013			December 29, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	$774	$(136)	$638	$756	$(95)	$661
Non-compete agreement	11	(2)	9	—	—	—
Technology	868	(86)	782	697	(256)	441
Customer Relationships	1,751	(134)	1,617	1,475	(92)	1,383
	$3,404	$(358)	$3,046	$2,928	$(443)	$2,485
Technology associated with our original equity method investment in WhiteOak is included in the prior year numbers above. As a result of the acquisition, our original investment is eliminated upon consolidation. This includes gross technology of $270 and $209 of accumulated amortization through March 30, 2013.
Total estimated amortization expense for the years 2014 through 2018 is presented below. The remaining amortization for 2013 is approximately $139.

Year:
2014	264
2015	256
2016	255
2017	255
2018	255
Total	$1,285
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the six months ended June 29, 2013.

7. ACQUISITIONS
On April 1, 2013, the Company acquired the remaining 60% of the capital stock of WhiteOak that it did not already own for $1,000. WhiteOak has been merged into HCT and relocated to HCT's facility in California. HCT will manufacture, market, sell and have design control for all current WhiteOak products. The combination of HCT and WhiteOak gives Sun full ownership of the technology to develop the next generation of Sun's electronic control products.
The Company recorded approximately $726 in goodwill, $746 in definite lived intangible assets, and $12 in transaction costs related to the acquisition. Of the $746 of acquired intangible assets, $18 was assigned to the WhiteOak trade name (1 year useful life), $11 was assigned to non-compete agreements (2 year useful life), $276 was assigned to customer relationships (15 year useful life), and $441 was assigned to technology (10 year useful life). Additionally, the Company recorded a gain of $528 as a result of remeasuring to fair value its 40% equity interest in WhiteOak held before the business combination.
On October 18, 2012, the Company, through Sun Korea, purchased all of the outstanding stock of Seungwon Solutions Corporation (“Seungwon”) for approximately $1,458. Seungwon is a component supplier, and approximately 80% of its sales are to Sun Korea.
The Company recorded approximately $1,731 in goodwill and approximately $80 in transaction costs related to the acquisition.

The results of operations of WhiteOak and Seungwon have been included in the Company’s consolidated results since the dates of acquisition. Supplemental pro forma information and disclosure of acquired assets and liabilities have not been provided as these acquisitions did not have a material impact on the consolidated financial statements individually or in the aggregate.

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
Facility B is an accordion feature to increase the revolving line of credit to a $35,000 secured revolving line of credit. Facility B will be secured by the Company’s U.S. assets, including its manufacturing facilities, and requires monthly payments of interest. Facility B will bear interest at the 30-day LIBOR Rate or the Bank’s Base Rate (as defined), at the Company’s discretion, plus a margin based on the Borrower’s Funded Debt to EBITDA Leverage Ratio (as defined). The LIBOR Margin ranges from 1.45% to 2.25% and the Bank’s Base Rate ranges from (0.25)% to 0.00%.
Facility C is a $15,000 construction and term loan. Facility C requires monthly payments of interest for the first 24 months and monthly payments of principal plus accrued interest for 60 months based upon a 15 year amortization schedule. The Construction Loan bears interest at the 30-day LIBOR Rate or the Bank’s Base Rate, at the Company’s discretion, plus a margin based on the Borrower’s Funded Debt to EBITDA Leverage Ratio. The LIBOR Margin ranges from 1.65% to 2.45% and the Bank’s Base Rate ranges from (0.05)% to 0.20%.
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
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended June 29, 2013, and June 30, 2012.

9. INCOME TAXES
At June 29, 2013, the Company had an unrecognized tax benefit of $1,195 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of June 29, 2013, is not considered material to the Company’s consolidated financial statements.
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

10. SEGMENT REPORTING
Historically, the Company had four operating and reportable segments, which were based on the geographic location of its subsidiaries. In 2012, the Company re-evaluated its operating and reportable segments, resulting in a change to a single reportable segment in manufacturing, marketing, selling and distributing its products worldwide. This change was made because, increasingly, the Company is shipping products directly from the factory of origin to end-customers worldwide.

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
Geographic Region Information:
Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	Three Months Ended June 29, 2013	Three Months Ended June 30, 2012	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012
Net sales
Americas	27,422	28,875	51,981	55,399
Europe/Africa/ME	16,293	16,347	31,862	33,503
Asia/Pacific	12,073	11,809	23,005	23,403
Total	55,788	57,031	106,848	112,305

	June 29, 2013	December 29, 2012
Total assets
Americas	129,599	110,392
Europe/Africa/ME	50,221	50,054
Asia/Pacific	15,161	14,675
Total	194,981	175,121
Long-lived assets
Americas	67,137	60,240
Europe/Africa/ME	8,307	8,085
Asia/Pacific	3,996	4,351
Total	79,440	72,676

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
The Company’s investments have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designation at each balance sheet date. The Company may or may not hold securities with stated maturities greater than 12 months until maturity. As management views these securities as available to support current operations, the Company classifies securities with maturities beyond 12 months as current assets under the caption short-term investments in the accompanying Consolidated Balance Sheets. These investments are carried at fair value, with the unrealized gains and losses reported as a component of shareholder’s equity. Realized gains and losses on sales of investments are generally determined using the specific identification method, and are included in miscellaneous (income) expense in the Consolidated Statements of Operations.
The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at June 29, 2013, and December 29, 2012.

	June 29, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	788	25	(143)	670
Mutual funds	2,039	1	(23)	2,017
Subtotal	2,827	26	(166)	2,687
Level 2:
Corporate fixed income	18,792	66	(272)	18,586
Municipal bonds	4,357	3	(16)	4,344
Certificates of deposit and time deposits	10,111	1	—	10,112
Asset backed securities	1,118	—	(32)	1,086
Subtotal	34,378	70	(320)	34,128
Total	37,205	96	(486)	36,815
Liabilities
Level 1:
Phantom stock units	59	—	—	59
Total	59	—	—	59

	December 29, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	602	6	(86)	522
Mutual funds	1,936	—	(28)	1,908
Subtotal	2,538	6	(114)	2,430
Level 2:
Corporate fixed income	18,270	48	(105)	18,213
Government securities	195	14	—	209
Municipal bonds	4,525	4	(15)	4,514
Certificates of deposit and time deposits	10,891	1	—	10,892
Asset backed securities	1,447	—	(5)	1,442
Subtotal	35,328	67	(125)	35,270
Total	37,866	73	(239)	37,700
Liabilities
Level 1:
Deferred director stock units	263	—	—	263
Phantom stock units	30	—	—	30
Total	293	—	—	293
The Company recognized a net realized loss on investments during the six months ended June 29, 2013 of $5 and a net realized gain of $14 during the six months ended June 30, 2012. As of June 29, 2013, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the six months ended June 29, 2013, the Company recognized an impairment charge of $61, which is included in the net realized loss for the period. This resulted from the deterioration of the financial condition of an issuer of a corporate bond security.
Maturities of investments at June 29, 2013 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$20,604	$20,598
Due after one year but within five years	9,701	9,528
Due after five years but within ten years	304	304
Due after ten years	3,769	3,698
Equity securities	788	670
Mutual Funds	2,039	2,017
Total	$37,205	$36,815
The Company reports deferred director stock units and phantom stock units as a liability. All remaining deferred stock units were issued in 2013. The Company recognized expense relating to these liabilities of $29 and $35, for the periods ended June 29, 2013, and June 30, 2012. Phantom stock units vest over a period of three years.
The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended June 29, 2013.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income by Component
Six Months Ended June 29, 2013

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 29, 2012	$(166)	$769	$603
Other comprehensive income (loss) before reclassifications	(228)	(2,530)	(2,758)
Amounts reclassified from accumulated other comprehensive income	4	—	4
Net current period other comprehensive income (loss)	(224)	(2,530)	(2,754)
Balance at June 29, 2013	$(390)	$(1,761)	$(2,151)
Reclassifications out of Accumulated Other Comprehensive Income
Six Months Ended June 29, 2013

	Amount Reclassified from AOCI
Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 29, 2013	Six Months Ended June 29, 2013	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$47	$56	Miscellaneous (income) expense, net
Other than temporary impairment	—	(61)	Miscellaneous (income) expense, net
	47	(5)	Total before tax
	(16)	1	Tax benefit
	$31	$(4)	Net of tax
Total reclassifications for the period	$31	$(4)

13. NEW ACCOUNTING PRONOUNCEMENTS
In July 2013, the FASB issued guidance on the Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under the guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, noting several exceptions. This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2013. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.
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
Industry conditions
Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 1% and 24% in 2012 and 2011. The index of shipments of hydraulic products decreased 7% for the three-month period ending June 29, 2013, compared to the same period of the prior year.
The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction. The index increased to 50.9 in June 2013 compared to 50.2 in June 2012. In July 2013, the index increased to 55.4, the highest reading since June 2011. The index was largely driven by New Orders, Production and Employment. This is encouraging and bodes well for the manufacturing environment and Sun.

Results for the second quarter
(in millions except net income per share)

	June 29, 2013	June 30, 2012	Increase/(Decrease)
Three Months Ended
Net sales	$55.8	$57.0	(2)%
Net income	$11.8	$11.2	5%
Net income per share:
Basic	$0.45	$0.43	5%
Diluted	$0.45	$0.43	5%
Six Months Ended
Net sales	$106.8	$112.3	(5)%
Net income	$21.4	$21.9	(2)%
Net income per share:
Basic	$0.82	$0.85	(4)%
Diluted	$0.82	$0.84	(2)%

The second quarter was strong with better than expected earnings due to higher revenues and a $0.01 per share gain resulting from the acquisition of White Oak. On a year-over-year basis, second quarter sales were off a bit in the Americas, flat in Europe and up slightly in Asia.
The Company's new factory in Sarasota is progressing as planned and management expects to be operational in the third quarter. An important part of the Company's value proposition is delivery reliability. The new factory ensures it will continue to offer the industry's best delivery. With the new factory coming online, the Company is closing its Kansas facility. The Kansas operation was started in 2003 to manufacture both ductile iron and larger aluminum manifolds used in integrated packages. The added space the new factory provides now makes it possible to consolidate these operations in Sarasota.
The White Oak acquisition is complete and fully integrated into HCT. Integrated solutions continue to represent the evolution of the cartridge valve industry and management believes these electronic additions to the Company's product portfolio enhance its position in the market place. As HCT and White Oak become more fully assimilated under the Sun brand, including representation by Sun's global distribution network, the Company improves its ability to develop differentiated, integrated solutions for its customers.
Outlook
The third quarter should follow the Company's normal seasonal pattern. Global capital goods leading indicators are more positive than negative, as evidenced by PMI. With its new factory, management believes the Company is in position to take full advantage of the next growth cycle. Sun will continue to offer the industry's best delivery reliability and remain engaged in product and market development activities, while continuing to deliver strong financial results.
Third quarter 2013 revenues are expected to be approximately $49-50 million, up approximately 1% from the third quarter of 2012. Earnings per share are estimated to be $0.32 to $0.34 compared to $0.34 in the same period a year ago. The Kansas relocation will cost approximately $0.02 per share, $0.01 of which is included in the third quarter estimate.
COMPARISON OF THE THREE MONTHS ENDED JUNE 29, 2013 AND JUNE 30, 2012
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
Net Sales
Net sales were $55.8 million, a decrease of $1.2 million, or 2.2%, compared to $57.0 million in 2012. The decrease in net sales was driven by weaker demand in our North American end market, which primarily includes capital goods equipment. A price increase, effective July 1, 2012, contributed approximately 3%, or $1.7 million to sales. Changes in exchange rates had a positive impact on sales of approximately $0.1 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 15% of total sales.

Sales to the Americas decreased 5.0% or $1.5 million, to $27.4 million in the second quarter of 2013, driven by weaker North American demand. Asian/Pacific sales increased 2.2% or $0.3 million, to $12.1 million in the second quarter of 2013, primarily related to demand from Korea and China. This was partially offset by weaker demand in Australia. Exchange rates had a $0.2 million positive impact on Asia/Pacific sales in the second quarter of 2013. EAME sales decreased 0.3% or $0.1 million, to $16.3 million in the second quarter of 2013. Sales to Europe stabilized during the second quarter, after a general economic downturn experienced in this region over the past year. There was a minimal negative impact from currency to EAME sales in the second quarter of 2013.
Gross Profit
Gross profit increased $0.4 million or 1.9% to $23.4 million in the second quarter of 2013, compared to $23.0 million in the second quarter last year. Gross profit as a percentage of net sales increased to 41.9% in the second quarter of 2013, compared to 40.3% in the second quarter last year.
The increase in gross profit was primarily attributable to a price increase in July 2012 of approximately $1.7 million. This amount was partially offset by lower sales volume, which reduced gross profit by approximately $1.2 million. Additionally during the quarter, material and labor increased approximately $0.6 million as a percent of sales. Overhead expenses decreased $0.5 million as a percent of sales during the quarter, primarily related to reduced retirement benefits.

Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses increased 2.1%, or $0.1 million, to $6.6 million in the second quarter of 2013, compared to $6.5 million last year. There was nothing significant that contributed to the current year change.
Operating Income
Operating income increased $0.3 million or 1.8% to $16.8 million in the second quarter of 2013, compared to $16.5 million in the second quarter last year, with operating margins of 30.0% and 28.9% for the second quarters of 2013 and 2012, respectively. This increase was primarily related to better pricing and reduced retirement benefits in the current year.
Interest Income, Net
Net interest income was $0.2 million for the quarter ended June 29, 2013, compared to $0.3 million for the quarter ended June 30, 2012. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended June 29, 2013, was $77.5 million compared to $81.9 million for the quarter ended June 30, 2012.
Miscellaneous (Income) Expense, Net
There was net miscellaneous income of $0.5 million for the quarter ended June 29, 2013, compared to a minimal amount for the quarter ended June 30, 2012. The current period amount includes a gain of $0.5 million as a result of remeasuring to fair value our 40% equity interest in WhiteOak Controls held before the business combination.
Income Taxes
The provision for income taxes for the quarter ended June 29, 2013, was 32.7% of pretax income compared to 33.3% for the quarter ended June 30, 2012. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

COMPARISON OF THE SIX MONTHS ENDED JUNE 29, 2013 AND JUNE 30, 2012
Net Sales
Net sales were $106.8 million in 2013, a decrease of $5.5 million, or 4.9%, compared to $112.3 million in 2012. The decrease in net sales was primarily driven by weaker demand in our North American and European end markets, which primarily include capital goods equipment. A price increase, effective July 1, 2012, contributed approximately 3%, or $3.3 million to sales. Changes in exchange rates had a positive impact on sales of approximately $0.4 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 15% of total sales.

Sales to the Americas decreased 6.2% or $3.4 million, to $52.0 million in 2013, driven by weaker North American demand. Asian/Pacific sales decreased 1.7% or $0.4 million, to $23.0 million in 2013, primarily related to demand from Korea and Australia. For the year, sales to China are up 8.2%. Exchange rates had a $0.4 million positive impact on Asia/Pacific sales in 2013. EAME sales decreased 4.9% or $1.6 million, to $31.9 million in 2013, resulting from the general economic slowdown in Europe. However, this decline was mostly attributable to the first quarter with second quarter sales improving sequentially and essentially level with the comparable period last year. There was minimal impact from currency to EAME sales in 2013.
Gross Profit
Gross profit decreased $1.3 million or 2.8% to $43.9 million in 2013, compared to $45.2 million last year. Gross profit as a percentage of net sales increased to 41.1% in 2013, compared to 40.2% last year.

Lower sales volume reduced gross profit by approximately $3.5 million. Increases in material and labor as a percent of sales reduced gross profit by approximately $0.4 million and $0.5 million, respectively. Overhead expenses as a percent of sales reduced gross profit by approximately $0.2 million. These decreases in gross profit were partially offset by a price increase in July 2012 of approximately $3.3 million.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses decreased 1.8%, or $0.2 million, to $13.2 million in 2013, compared to $13.5 million last year. The change for 2013 was primarily related to reduced retirement benefits.

Operating Income
Operating income decreased $1.0 million or 3.3% to $30.7 million in 2013, compared to $31.7 million last year, with operating margins of 28.7% and 28.3% for 2013 and 2012, respectively. This decrease was primarily related to the reduced sales volume in the current year.
Interest Income, Net
Net interest income was $0.4 million in 2013, compared to $0.6 million in 2012. The Company currently has no outstanding debt. Total average cash and investments for the six months ended June 29, 2013, was $75.7 million compared to $78.8 million for the six months ended June 30, 2012.
Miscellaneous (Income) Expense, Net
There was net miscellaneous income of $0.4 million in 2013, compared to net miscellaneous income of $0.2 million in 2012. The current period income includes a gain of $0.5 million as a result of remeasuring to fair value our 40% equity interest in WhiteOak Controls held before the business combination, and the prior period includes an incentive received for our thermal storage energy building.
Income Taxes
The provision for income taxes for the six months ended June 29, 2013, was 32.5% of pretax income compared to 32.9% for the six months ended June 30, 2012. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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
Cash from operations for the six months ended June 29, 2013, was $23.5 million, a decrease of $0.3 million, compared to $23.8 million for the six months ended June 30, 2012. Net income was down approximately $0.5 million from the prior period. Changes in working capital relating to increases in accounts receivable were $6.7 million during 2013, compared to $5.4 million during 2012. There was a decrease in inventory of $0.2 million during 2013 compared to an increase of $0.9 million during 2012. Increases in accounts payable and accruals were $2.5 million during 2013, compared to $3.2 million during 2012. These working capital changes are typical of improved business conditions in the first half of the year compared to those experienced in the Company’s fourth quarter. However, the Company did not see an increase in inventory in 2013, as would be expected, due to better management of inventory levels. Cash on hand increased $7.2 million from $34.5 million at the end of 2012 to $41.7 million at June 29, 2013. Days sales outstanding (DSO) were 33 at June 29, 2013, and 35 at June 30, 2012. Inventory turns were 10.4 as of June 29, 2013, and 9.9 as of June 30, 2012.
In 2012, the Company began construction on a third facility in Sarasota, Florida. The new facility has 58,000 square feet of manufacturing and 17,000 square feet of office space. The total investment is approximately $16.0 million. The Company will begin moving manufacturing operations into the facility during the third quarter of 2013 and expects to occupy the office space in the fourth quarter. As part of this transition, the Company has announced that it will close its Kansas location and move those operations to this new facility. Total one-time costs to relocate this operation are estimated to be $0.7 million, which will be incurred over the remainder of the year. Fixed costs associated with the new facility, net of the savings realized from relocating the Kansas facility, are estimated to be $1.0 million annually.
Capital expenditures were $9.5 million for the six months ended June 29, 2013. Approximately $6.8 million related to the Company’s new facility in Sarasota, Florida, and $0.8 million related to the renovation of its UK facility. The remainder is made up primarily of purchases of machinery and equipment. Capital expenditures, consisting primarily of machinery and equipment, were $4.8 million for the six months ended June 30, 2012. Capital expenditures for the current year are projected to be approximately $15.0 million, which includes approximately $9.0 million related to the new facility.
The Company declared a quarterly cash dividend of $0.09 per share payable on July 15, 2013, to shareholders of record as of June 30, 2013. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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
Through the first quarter, the Company used the equity method of accounting to account for its investment in WhiteOak. The Company did not have a majority ownership in or exercise control over the entity. The investment was not material to the financial statements of the Company at March 30, 2013. On April 1, 2013, Sun Hydraulics purchased the remaining 60% of WhiteOak (see note 7).

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
Critical Accounting Policies and Estimates
The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, and income taxes. The Company’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 29, 2012, and did not change during the first six months of 2013.
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
Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 29, 2012, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended June 29, 2013. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at June 29, 2013. Therefore, a 1% change in interest rates up or down would not have a material effect on the Company’s income statement on an annual basis.
The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES
As of June 29, 2013, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2013, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
There were no changes in the Company’s internal controls over financial reporting during the period ended June 29, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 6, 2013.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)