Form 10-Q
period 2013-09-28
SUN HYDRAULICS CORP
filed 2013-11-05
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 ____________________________________________
FORM 10-Q
 ____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013	Commission file number 0-21835

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 26,348,192 shares of common stock, par value $.001, outstanding as of October 25, 2013.

Sun Hydraulics Corporation
INDEX
For the quarter ended September 28, 2013

PART I: FINANCIAL INFORMATION
Item  1.
Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	September 28, 2013	December 29, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,490	$34,478
Restricted cash	328	329
Accounts receivable, net of allowance for doubtful accounts of $132 and $124	18,273	13,754
Inventories	12,778	12,559
Income taxes receivable	—	728
Deferred income taxes	440	248
Short-term investments	40,644	37,700
Other current assets	3,174	2,649
Total current assets	122,127	102,445
Property, plant and equipment, net	74,105	64,672
Goodwill	5,188	4,472
Other assets	3,602	3,532
Total assets	$205,022	$175,121
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,721	$4,606
Accrued expenses and other liabilities	6,067	7,641
Income taxes payable	679	—
Dividends payable	2,363	—
Total current liabilities	14,830	12,247
Deferred income taxes	7,399	7,230
Other noncurrent liabilities	392	371
Total liabilities	22,621	19,848
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 40,000,000 shares authorized, par value $0.001, 26,250,999 and 26,094,580 shares outstanding	26	26
Capital in excess of par value	63,956	57,402
Retained earnings	117,447	97,242
Accumulated other comprehensive income (loss)	972	603
Total shareholders’ equity	182,401	155,273
Total liabilities and shareholders’ equity	$205,022	$175,121

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	September 28, 2013	September 29, 2012
	(unaudited)	(unaudited)
Net sales	$49,369	$48,825
Cost of sales	29,755	29,428
Gross profit	19,614	19,397
Selling, engineering and administrative expenses	6,540	6,202
Operating income	13,074	13,195
Interest (income) expense, net	(272)	(406)
Foreign currency transaction (gain) loss, net	82	2
Miscellaneous (income) expense, net	470	6
Income before income taxes	12,794	13,593
Income tax provision	4,519	4,758
Net income	$8,275	$8,835
Basic net income per common share	$0.32	$0.34
Weighted average basic shares outstanding	26,247	25,989
Diluted net income per common share	$0.32	$0.34
Weighted average diluted shares outstanding	26,247	25,999
Dividends declared per share	$0.090	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Nine months ended September 28, 2013	Nine Months Ended September 29, 2012

	(unaudited)	(unaudited)
Net sales	$156,218	$161,131
Cost of sales	92,699	96,546
Gross profit	63,519	64,585
Selling, engineering and administrative expenses	19,752	19,662
Operating income	43,767	44,923
Interest (income) expense, net	(709)	(1,041)
Foreign currency transaction (gain) loss, net	(68)	(75)
Miscellaneous (income) expense, net	80	(158)
Income before income taxes	44,464	46,197
Income tax provision	14,824	15,493
Net income	$29,640	$30,704
Basic net income per common share	$1.13	$1.19
Weighted average basic shares outstanding	26,206	25,904
Diluted net income per common share	$1.13	$1.18
Weighted average diluted shares outstanding	26,206	25,937
Dividends declared per share	$0.360	$0.390

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$8,275	$8,835	$29,640	$30,704
Other comprehensive income (loss)
Foreign currency translation adjustments	3,092	1,364	562	1,032
Unrealized gain (loss) on available-for-sale securities	31	200	(193)	317
Total other comprehensive income (loss)	3,123	1,564	369	1,349
Comprehensive income	$11,398	$10,399	$30,009	$32,053

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 29, 2012	—	$—	26,095	$26	$57,402	$97,242	$603	$155,273
Shares issued, other comp			23					—
Shares issued, ESPP			27		651			651
Shares issued, shared distribution			106		3,486			3,486
Stock-based compensation					2,417			2,417
Dividends declared						(9,435)		(9,435)
Net income						29,640		29,640
Other comprehensive income (loss)							369	369
Balance, September 28, 2013	—	$—	26,251	$26	$63,956	$117,447	$972	$182,401

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 28, 2013	September 29, 2012
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$29,640	$30,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,393	5,353
(Gain)Loss on disposal of assets	324	84
Gain on investment in business	(528)	—
Provision for deferred income taxes	(23)	4
Allowance for doubtful accounts	8	44
Stock-based compensation expense	2,124	1,639
(Increase) decrease in, net of assets acquired:
Accounts receivable	(4,514)	(2,119)
Inventories	(151)	(147)
Income taxes receivable	728	120
Other current assets	(525)	(104)
Other assets	284	(92)
Increase (decrease) in, net of liabilities assumed:
Accounts payable	1,115	65
Accrued expenses and other liabilities	2,206	3,722
Income taxes payable	679	1,047
Other noncurrent liabilities	21	(219)
Net cash provided by operating activities	36,781	40,101
Cash flows from investing activities:
Investment in business, net of cash acquired	(923)	—
Capital expenditures	(14,569)	(6,703)
Proceeds from dispositions of equipment	70	56
Purchases of short-term investments	(22,945)	(25,774)
Proceeds from sale of short-term investments	19,327	6,821
Net cash used in investing activities	(19,040)	(25,600)
Cash flows from financing activities:
Proceeds from stock issued	651	506
Dividends to shareholders	(7,072)	(10,107)
Change in restricted cash	1	3
Net cash used in financing activities	(6,420)	(9,598)
Effect of exchange rate changes on cash and cash equivalents	691	759
Net increase (decrease) in cash and cash equivalents	12,012	5,662
Cash and cash equivalents, beginning of period	34,478	45,080
Cash and cash equivalents, end of period	$46,490	$50,742
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$13,440	$14,323
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$3,486	$4,407
Common stock issued for deferred director’s compensation through other noncurrent liabilities	$294	$930

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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 12, 2013. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the nine month period ended September 28, 2013, are not necessarily indicative of the results that may be expected for the period ending December 28, 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Earnings per share
The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$8,275	$8,835	$29,640	$30,704
Weighted average basic shares outstanding	26,247	25,989	26,206	25,904
Basic net income per common share	$0.32	$0.34	$1.13	$1.19
Effect of dilutive stock options	—	10	—	32
Weighted average diluted shares outstanding	26,247	25,999	26,206	25,937
Diluted net income per common share	$0.32	$0.34	$1.13	$1.18

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
The Company’s 2001 Restricted Stock Plan provides for the grant of restricted stock of up to an aggregate of 928,125 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. The 2001 Restricted Stock Plan expired in 2011 and was replaced in September 2011 with the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At September 28, 2013, 823,212 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the nine months ended September 28, 2013, and September 29, 2012, totaled $1,557 and $1,176 respectively.

The following table summarizes restricted stock activity from December 29, 2012, through September 28, 2013:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 29, 2012	169	25.81
Granted	—	—
Vested	—	—
Forfeitures	—	—
Nonvested balance at September 28, 2013	169	—
The Company has $2,094 of total unrecognized compensation cost related to restricted stock awards granted under the two plans as of September 28, 2013. That cost is expected to be recognized over a weighted average period of 0.89 years.
The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 27,060 shares at a weighted average price of $24.05, and 25,882 shares at a weighted average price of $19.55, under the ESPP during the nine months ended September 28, 2013, and September 29, 2012, respectively. The Company recognized $142 and $129 of compensation expense during the nine months ended September 28, 2013 and September 29, 2012, respectively. At September 28, 2013, 686,224 shares remained available to be issued through the ESPP and the U.K. plan.

The Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”) originally was adopted by the Board of Directors and approved by the shareholders in 2004, and amended in 2008. Under the Plan, Directors who were not officers of the Company were paid 375 shares of Company common stock and $3 in cash fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they served when the committee meeting was not held within one day of a meeting of the Board of Directors. Committee Chairmen received additional fees equal to 25% of normal compensation and the Chairman of the Board was paid twice the amount of normal compensation, with such additional compensation payable in Company common stock. Prior to June 7, 2011, Directors were able to elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock were converted to deferred stock units. Deferred stock units are treated as liabilities. At September 28, 2013, there were zero deferred stock units outstanding. The Plan has now been terminated, and no further issuance of shares will be made under the Plan.
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
Under the 2012 Directors Plan, as compensation for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board, each Nonemployee Director will be paid 500 shares of Common Stock. The Chairman’s fee is twice that of a regular director, and the fee for the chairs of each Board committee is 125% that of a regular director. The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of Shares which may be issued during any single calendar year is limited to 25,000 Shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At September 28, 2013, 244,249 shares remained available for issuance under the 2012 Directors Plan.
Directors were granted 12,500 and 12,676 shares for the nine months ended September 28, 2013, and September 29, 2012, respectively. The Company recognized director stock compensation expense of $432 and $349 for the nine months ended September 28, 2013, and September 29, 2012, respectively.

4. RESTRICTED CASH
On September 28, 2013, the Company had restricted cash of $328. A restricted cash reserve for customs and excise taxes in the U.K. operation was $48 at September 28, 2013. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K. Restricted cash of $280 at September 28, 2013, represents the holdback of the purchase price associated with the acquisition of Seungwon on October 18, 2012.

5. INVENTORIES

	September 28, 2013	December 29, 2012
Raw materials	$6,275	$5,564
Work in process	3,767	3,695
Finished goods	3,419	3,980
Provision for slow moving inventory	(683)	(680)
Total	$12,778	$12,559

6. GOODWILL AND INTANGIBLE ASSETS
A summary of changes in goodwill at September 28, 2013 is as follows:

Balance, December 29, 2012	$4,472
Acquisitions	726
Currency translation	(10)
Balance, September 28, 2013	$5,188
Goodwill is made up of amounts relating to the acquisitions of Sun Korea, HCT, Seungwon, and WhiteOak. Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at

December 29, 2012, indicated that there was no impairment of the carrying value of the goodwill at Sun Korea. As of September 28, 2013, no factors were identified that indicated impairment of the carrying value of goodwill. A valuation of the reporting unit at September 28, 2013 indicated that there was no impairment of the carrying value of the goodwill at HCT.

The Company recognized $2,658 and $746 in identifiable intangible assets as a result of the acquisitions of HCT and WhiteOak, respectively. Intangible assets are held in other assets on the balance sheet. At September 28, 2013, and December 29, 2012, intangible assets consisted of the following:

	September 28, 2013			December 29, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	$774	$(161)	$613	$756	$(95)	$661
Non-compete agreement	11	(3)	8	—	—	—
Technology	868	(108)	760	697	(256)	441
Customer Relationships	1,751	(155)	1,596	1,475	(92)	1,383
	$3,404	$(427)	$2,977	$2,928	$(443)	$2,485
Technology associated with our original equity method investment in WhiteOak is included in the prior year numbers above. As a result of the acquisition, our original investment is eliminated upon consolidation. This includes gross technology of $270 and $209 of accumulated amortization through March 30, 2013.
Total estimated amortization expense for the years 2014 through 2018 is presented below. The remaining amortization for 2013 is approximately $70.

Year:
2014	264
2015	256
2016	255
2017	255
2018	255
Total	$1,285
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the nine months ended September 28, 2013.

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
Facility A is subject to debt covenants (capitalized terms are defined therein) including: 1) Minimum Tangible Net Worth of not less than $92,000, increased annually by 50% of Net Income, and 2) Minimum EBITDA of not less than $5,000; and requires the Company to maintain its primary domestic deposit accounts with the bank. At September 28, 2013, the Company was in compliance with all debt covenants related to Facility A as follows:

Covenant	Required Ratio/Amount	Actual Ratio/Amount
Minimum Tangible Net Worth	$144,358	$174,236
Minimum EBITDA	Not less than $5 million	$59,566
If Facility B or Facility C are activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0. As of December 29, 2012, the Company had not activated Facility B or Facility C.
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended September 28, 2013, and September 29, 2012.

9. INCOME TAXES
At September 28, 2013, the Company had an unrecognized tax benefit of $1,268 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of September 28, 2013, is not considered material to the Company’s consolidated financial statements.
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
Geographic Region Information:
Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	Three Months Ended September 28, 2013	Three Months Ended September 29, 2012	Nine months ended September 28, 2013	Nine Months Ended September 29, 2012
Net sales
Americas	24,943	26,145	76,925	81,544
Europe/Africa/ME	14,807	14,061	46,669	47,564
Asia/Pacific	9,619	8,619	32,624	32,023
Total	49,369	48,825	156,218	161,131

	September 28, 2013	December 29, 2012
Total assets
Americas	134,476	110,392
Europe/Africa/ME	53,799	50,054
Asia/Pacific	16,747	14,675
Total	205,022	175,121
Long-lived assets
Americas	69,730	60,240
Europe/Africa/ME	9,033	8,085
Asia/Pacific	4,132	4,351
Total	82,895	72,676

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
The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at September 28, 2013, and December 29, 2012.

	September 28, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	1,363	68	(84)	1,347
Mutual funds	3,537	3	(24)	3,516
Subtotal	4,900	71	(108)	4,863
Level 2:
Corporate fixed income	23,705	86	(299)	23,492
Municipal bonds	3,989	2	(27)	3,964
Certificates of deposit and time deposits	7,403	1	—	7,404
Asset backed securities	1,006	—	(85)	921
Subtotal	36,103	89	(411)	35,781
Total	41,003	160	(519)	40,644
Liabilities
Level 1:
Phantom stock units	79	—	—	79
Total	79	—	—	79

	December 29, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	602	6	(86)	522
Mutual funds	1,936	—	(28)	1,908
Subtotal	2,538	6	(114)	2,430
Level 2:
Corporate fixed income	18,270	48	(105)	18,213
Government securities	195	14	—	209
Municipal bonds	4,525	4	(15)	4,514
Certificates of deposit and time deposits	10,891	1	—	10,892
Asset backed securities	1,447	—	(5)	1,442
Subtotal	35,328	67	(125)	35,270
Total	37,866	73	(239)	37,700
Liabilities
Level 1:
Deferred director stock units	263	—	—	263
Phantom stock units	30	—	—	30
Total	293	—	—	293
The Company recognized a net realized loss on investments during the nine months ended September 28, 2013 of $7 and a net realized gain of $27 during the nine months ended September 29, 2012. As of September 28, 2013, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the nine months ended September 28, 2013, the Company recognized an impairment charge of $61, which is included in the net realized loss for the period. This resulted from the deterioration of the financial condition of an issuer of a corporate bond security.
Maturities of investments at September 28, 2013 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$18,686	$18,644
Due after one year but within five years	10,440	10,286
Due after five years but within ten years	3,476	3,474
Due after ten years	3,501	3,377
Equity securities	1,363	1,347
Mutual Funds	3,537	3,516
Total	$41,003	$40,644
The Company reports deferred director stock units and phantom stock units as a liability. All remaining deferred stock units were issued in 2013. The Company recognized expense relating to these liabilities of $50 and $74, for the periods ended September 28, 2013, and September 29, 2012. Phantom stock units vest over a period of three years.
The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended September 28, 2013.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income by Component
Nine Months Ended September 28, 2013

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 29, 2012	$(166)	$769	$603
Other comprehensive income (loss) before reclassifications	(198)	562	364
Amounts reclassified from accumulated other comprehensive income	5	—	5
Net current period other comprehensive income (loss)	(193)	562	369
Balance at September 28, 2013	$(359)	$1,331	$972
Reclassifications out of Accumulated Other Comprehensive Income
Nine Months Ended September 28, 2013

	Amount Reclassified from AOCI
Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 28, 2013	Nine months ended September 28, 2013	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$(2)	$54	Miscellaneous (income) expense, net
Other than temporary impairment	—	(61)	Miscellaneous (income) expense, net
	(2)	(7)	Total before tax
	1	2	Tax benefit
	$(1)	$(5)	Net of tax
Total reclassifications for the period	$(1)	$(5)

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
Industry conditions
Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 1% and 24% in 2012 and 2011. The index of shipments of hydraulic products decreased 2% for the three-month period ending September 28, 2013, compared to the same period of the prior year.
The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction. The index increased to 56.2 in September 2013 compared to 51.6 in September 2012. The U.S. PMI index registered 56.4 for October, the fifth consecutive month that PMI has indicated expansion in the manufacturing sector.

Results for the third quarter
(in millions except net income per share)

	September 28, 2013	September 29, 2012	Increase/(Decrease)
Three Months Ended
Net sales	$49.4	$48.8	1%
Net income	$8.3	$8.8	(6)%
Net income per share:
Basic	$0.32	$0.34	(6)%
Diluted	$0.32	$0.34	(6)%
Nine months ended
Net sales	$156.2	$161.1	(3)%
Net income	$29.6	$30.7	(3)%
Net income per share:
Basic	$1.13	$1.19	(5)%
Diluted	$1.13	$1.18	(4)%

Third quarter sales were consistent with the Company's forecast, with demonstrated strength in international markets. Asia/Pacific sales were up nearly 12% and Europe sales were up almost 5%. Earnings came in at the lower end of the forecast range due to higher than expected taxes of approximately $0.01 per share.

While North American sales were down 5% for the quarter, longer-term indicators - specifically U.S. and global PMI numbers - are pointing to a more favorable macro environment. Management believes these indicators should positively impact demand for Sun's products throughout the fourth quarter and into 2014.

The Company's third factory in Sarasota is open and producing products. The relocation of machinery and employees from the Company's Kansas location is now complete. This allows the Company to consolidate important functions, including manifold design and manufacturing, shipping, and its integrated package business. Management expects these changes will generate efficiencies and allow the Company to better serve its customers. Management believes the new factory will provide the capacity necessary to meet demand through the next growth cycle.

Management expects the fourth quarter to be a great ending to another profitable and successful year. As signals indicate, the global economy is improving and management expects to head into the new year with momentum. Management believes the Company is poised and ready to capitalize on early-cycle opportunities. As in past cycles, the Company's efforts will remain on satisfying customer demand, growing market share, and delivering strong financial results.

Outlook
Fourth quarter 2013 revenues are expected to be approximately $48 million, up approximately 11% from the fourth quarter of 2012. Earnings per share are estimated to be $0.31 to $0.33 compared to $0.26 in the same period a year ago. The earnings estimate is negatively impacted by approximately $0.01 per share due to the completion of the relocation of the Company's Kansas operations to Sarasota.

Management estimates year-end 2013 sales to be approximately $204 million, equal to 2012 sales. Earnings per share for 2012 are estimated to be $1.44 to $1.46, compared to $1.43 in 2012.
COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012
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
Net Sales
Net sales were $49.4 million, an increase of $0.5 million, or 1.1%, compared to $48.8 million in 2012. The increase in net sales was driven by stronger demand in our international end markets, which primarily includes capital goods equipment. Changes in exchange rates had a positive impact on sales of approximately $0.3 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 15% of total sales.

Sales to the Americas decreased 4.6% or $1.2 million, to $24.9 million in the third quarter of 2013, driven by weaker North American demand. Asian/Pacific sales increased 11.6% or $1.0 million, to $9.6 million in the third quarter of 2013, primarily related to demand from Korea and China. This was partially offset by weaker demand in Australia. Exchange rates had a $0.1 million positive impact on Asia/Pacific sales in the third quarter of 2013. EAME sales increased 5.3% or $0.7 million, to $14.8 million in the third quarter of 2013, primarily related to demand in Germany. Sales to Europe improved during the third quarter, after a general economic downturn experienced in this region over the past year. Exchange rates had a positive impact on sales to EAME of approximately $0.2 million in the third quarter of 2013.
Gross Profit
Gross profit increased $0.2 million or 1.1% to $19.6 million in the third quarter of 2013, compared to $19.4 million in the third quarter last year. Gross profit as a percentage of net sales remained constant at 39.7% in the third quarter of 2013. The increase in gross profit was primarily attributable to increased sales volume in the current quarter.
Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 5.4%, or $0.3 million, to $6.5 million in the third quarter of 2013, compared to $6.2 million last year. The change for the third quarter is related to increases in compensation of approximately $0.2 million, due to stock compensation and currency effects. The current period also includes costs associated with Seungwon of approximately $0.1 million, which were not present in the prior year.
Operating Income
Operating income decreased $0.1 million or 0.9% to $13.1 million in the third quarter of 2013, compared to $13.2 million in the third quarter last year, with operating margins of 26.5% and 27.0% for the third quarters of 2013 and 2012, respectively. This decrease was primarily related to the increased selling, engineering and administration costs, which were partially offset by income due to the higher sales volume.
Interest Income, Net
Net interest income was $0.3 million for the quarter ended September 28, 2013, compared to $0.4 million for the quarter ended September 29, 2012. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended September 28, 2013, was $83.1 million compared to $87.8 million for the quarter ended September 29, 2012.
Miscellaneous (Income) Expense, Net
There was net miscellaneous loss of $0.5 million for the quarter ended September 28, 2013, compared to a minimal amount for the quarter ended September 29, 2012. The current period amount is primarily related to losses on the disposal of assets associated with the relocation of our Kansas facility to Sarasota.
Income Taxes
The provision for income taxes for the quarter ended September 28, 2013, was 35.3% of pretax income compared to 35.0% for the quarter ended September 29, 2012. For the current period, taxes include discrete items of approximately 1.9% of pretax income related reserves for uncertain tax positions and provision to return true-ups. The prior year period included discrete items of approximately 1.5% of pretax income.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012
Net Sales
Net sales were $156.2 million in 2013, a decrease of $4.9 million, or 3.0%, compared to $161.1 million in 2012. The decrease in net sales was primarily driven by weaker demand in our North American and European end markets, which primarily include capital goods equipment. A price increase, effective July 1, 2012, contributed approximately 2%, or $3.3 million to sales. Changes in exchange rates had a positive impact on sales of approximately $0.7 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 15% of total sales.

Sales to the Americas decreased 5.7% or $4.6 million, to $76.9 million in 2013, driven by weaker North American demand. Asian/Pacific sales increased 1.9% or $0.6 million, to $32.6 million in 2013, primarily related to demand from Korea and China. For the year, sales to China are up 10.8%. These increases were partially offset by reduced demand in Australia. Exchange rates had a $0.5 million positive impact on Asia/Pacific sales in 2013. EAME sales decreased 1.9% or $0.9 million, to $46.7 million in 2013, resulting from the general economic slowdown in Europe. However, this decline was mostly attributable to the first quarter. Second quarter sales improved sequentially and were essentially level with the comparable period last year, while third quarter sales improved 5.3% compared to the prior year period. There was a positive impact from currency to EAME sales in 2013 of approximately $0.2 million.
Gross Profit
Gross profit decreased $1.1 million or 1.7% to $63.5 million in 2013, compared to $64.6 million last year. Gross profit as a percentage of net sales increased to 40.7% in 2013, compared to 40.1% last year.

Lower sales volume reduced gross profit by approximately $3.3 million. Increases in labor as a percent of sales reduced gross profit by approximately $0.7 related primarily to the addition of Seungwon. Overhead expenses as a percent of sales decreased gross profit by approximately $0.4 million. These decreases in gross profit were partially offset by a price increase in July 2012 of approximately $3.3 million.
Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased 0.5%, or $0.1 million, to $19.8 million in 2013, compared to $19.7 million last year. The change for 2013 was related to increases in compensation of approximately $0.4 million, due to stock compensation and currency effects. The current period also includes costs associated with Seungwon of approximately $0.3 million, which were not present in the prior year. These increases were partially offset by reduced benefit costs and professional fees each equal to approximately $0.2 million.
Operating Income
Operating income decreased $1.2 million or 2.6% to $43.8 million in 2013, compared to $44.9 million last year, with operating margins of 28.0% and 27.9% for 2013 and 2012, respectively. This decrease was primarily related to the reduced sales volume in the current year.
Interest Income, Net
Net interest income was $0.7 million in 2013, compared to $1.0 million in 2012. The Company currently has no outstanding debt. Total average cash and investments for the nine months ended September 28, 2013, was $80.0 million compared to $82.2 million for the nine months ended September 29, 2012.
Miscellaneous (Income) Expense, Net
There was net miscellaneous loss of $0.1 million in 2013, compared to net miscellaneous income of $0.2 million in 2012. The current period amount is primarily related to losses on the disposal of assets associated with the relocation of our Kansas facility to Sarasota. These charges were partially offset by a gain of $0.5 million as a result of remeasuring to fair value our 40% equity interest in WhiteOak Controls held before the business combination. The prior period includes an incentive received for our thermal storage energy building.
Income Taxes
The provision for income taxes for the nine months ended September 28, 2013, was 33.3% of pretax income compared to 33.5% for the nine months ended September 29, 2012. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. For both periods, taxes include discrete items of approximately 0.5% of pretax income. The current period related to reserves for uncertain tax positions and provision to return true-ups. The prior year period related to reserves for uncertain tax positions, which were partially offset by provision to return true-ups.

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
Cash from operations for the nine months ended September 28, 2013, was $36.8 million, a decrease of $3.3 million, compared to $40.1 million for the nine months ended September 29, 2012. Net income was down approximately $1.1 million from the prior period. Changes in working capital relating to increases in accounts receivable were $4.5 million during 2013, compared to $2.1 million during 2012. Increases in inventory were $0.2 million during 2013, compared to $0.1 million during 2012. Increases in accounts payable and accruals were $3.3 million during 2013, compared to $3.8 million during 2012. These working capital changes are typical of improved business conditions in 2013 compared to those experienced in the Company’s fourth quarter of 2012.  Cash on hand increased $12.0 million from $34.5 million at the end of 2012 to $46.5 million at September 28, 2013. Days sales outstanding (DSO) were 34 at September 28, 2013, and September 29, 2012. Inventory turns were 9.3 as of September 28, 2013, and 9.1 as of September 29, 2012.
In 2012, the Company began construction on a third facility in Sarasota, Florida. The new facility has 58,000 square feet of manufacturing and 17,000 square feet of office space. The total investment is approximately $17.0 million. The Company began moving manufacturing operations into the facility during the third quarter of 2013 and expects to occupy the office space in the fourth quarter. As part of this transition, the Company has announced that it will close its Kansas location and move those operations to this new facility. Total one-time costs to relocate this operation are estimated to be $0.7 million, half of which were incurred in the third quarter and the remainder will be incurred in the fourth quarter. Fixed costs associated with the new facility, net of the savings realized from relocating the Kansas facility, are estimated to be $1.0 million annually.
Capital expenditures were $14.6 million for the nine months ended September 28, 2013. Approximately $9.2 million related to the Company’s new facility in Sarasota, Florida, and $1.1 million related to the renovation of its UK facility. The remainder is made up primarily of purchases of machinery and equipment. Capital expenditures, consisting primarily of machinery and equipment, were $6.7 million for the nine months ended September 29, 2012. Capital expenditures for the current year are projected to be approximately $17.0 million, which includes approximately $10.0 million related to the new facility.
The Company declared a quarterly cash dividend of $0.09 per share payable on October 15, 2013, to shareholders of record as of September 30, 2013. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.
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
Critical Accounting Policies and Estimates
The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, and income taxes. The Company’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 29, 2012, and did not change during the first nine months of 2013.
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
Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 29, 2012, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended September 28, 2013. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at September 28, 2013. Therefore, a 1% change in interest rates up or down would not have a material effect on the Company’s income statement on an annual basis.
The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES
As of September 28, 2013, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 28, 2013, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
There were no changes in the Company’s internal controls over financial reporting during the period ended September 28, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 1A. Risk Factors.
For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosure
Not applicable.

Item 5. Other Information.
None.

Item 6.	Exhibits.
Exhibits:

Exhibit Number	Exhibit Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

10.1	Amended and Restated Credit and Security Agreement

Exhibit 101.1	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 5, 2013.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)