Form 10-K
period 2013-12-28
SUN HYDRAULICS CORP
filed 2014-03-07
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 ____________________________________________
FORM 10-K
 ____________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013	Commission file number 0-21835

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq Stock Market, LLC, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $675,304,800.
The Registrant had 26,357,174 shares of common stock, par value $.001, outstanding as of February 21, 2014.

PART 1

ITEM 1. BUSINESS
Overview
Sun Hydraulics Corporation (“Sun,” the “Company” or “We”) was founded in 1970, in Sarasota, FL, USA, and for the past 44 years has provided global capital goods industries with hydraulics components and systems used to transmit power and control force, speed and motion. Sun’s products typically add a fine degree of precision and safety to the machinery and equipment in which they are used.
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
To complement the high pressure, high duty cycle nature of its cartridge valves, Sun offers the broadest array of standard manifolds of any cartridge valve manufacturer. These products, available in both aluminum and ductile iron allow the Company’s cartridge valves to be easily and conveniently installed in machinery and equipment. Sun’s standard manifolds feature common interfaces, ports and industry standard patterns to make them applicable for use in any country.
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

In 2013, 49% of consolidated sales went to customers in the Americas, 30% to customers in Europe, the Middle East and Africa, and 21% to customers in the Asia/Pacific Region. In 2013, sales to any single customer or distributor did not exceed 6% of total net sales.
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

Screw-in hydraulic cartridge valves, the type of product the Company manufactures, were initially developed in the late 1950s and early 1960s as an alternative to the then existing technology, which we refer to as conventional valves. Conventional valves were typically single purpose devices made with cumbersome iron casting that were limited in how they could be installed in machinery and equipment. In times of economic expansion, these types of products could become difficult to obtain due to the inability to easily source castings. Screw-in cartridge valves are made from easily obtainable commercial steels, which make supply more consistent. More importantly, multiple cartridge valves can be combined together in a single block of machined aluminum, ductile iron or steel, to create a hydraulic integrated circuit, which in almost all respects is analogous to an electronic integrated circuit. The hydraulic integrated circuit provides significant benefits to the machine designer, including~~:~~ ease of order and inventory control, ease of location in machinery and equipment, reduced labor and assembly time, proprietary control systems and a way to differentiate machinery and equipment.

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

Expand Electronics Capabilities. Through acquisition and internal development, the Company has continued to expand its electronics capabilities. This is important because many machines and vehicles have central electronic control systems which direct all system activities, including those of the hydraulics system. The Company will continue to foster the evolution of its electronic controls capabilities to support creating superior solutions for its customers.
Capitalize on Integrated Package Opportunities. Sun designs and manufactures integrated packages which incorporate the Company’s screw-in cartridge valves. To support this effort, the Company designs and manufactures manifolds at its operations in Sarasota, Florida, USA, Coventry, England, Erkelenz, Germany, and Incheon, Korea. Some of the Company’s distributors also design and manufacture integrated packages which contain the Company’s screw-in cartridge valves. Sun encourages competitive manifold manufacturers to utilize the Company’s screw-in cartridge valves in their integrated package designs. The Company believes that customers in the future will increasingly require integrated packages more than isolated components.

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
Electronic Controllers
Sun, through its subsidiary High Country Tek (“HCT”), designs and manufactures electronic controllers, which manage the function of electrically actuated valves. HCT’s products range from simple one valve, manually adjusted controllers to fully integrated hydraulic control systems managing multiple hydraulic valves as well as other input and output products such as joysticks and displays. All controllers are potted and therefore impervious to outside influence, making them ideal for mobile, industrial and marine applications.
HCT’s products in combination with the Sun product line enable integration at the next level by optimizing manifolds, cartridge valves and electronic controllers into solutions for complete systems or as building blocks for our distributors and direct customers.

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

At its Sarasota, Florida, manufacturing plants, the Company has extensive testing facilities that allow it to test fully all cartridge valve products. A metallurgist and complete metallurgical laboratory support the Company’s design engineers and in-house heat treatment.

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

The Company continually reviews all of its suppliers to improve the quality of incoming parts and to assess opportunities for better control of both price and quality. The Company’s quality systems at the U.S. facilities are in compliance with ISO 9001:2008 for design, manufacture, and distribution of high performance screw-in hydraulic cartridge valves and manifolds used to control force, speed and motion in fluid power systems. Those in the U.K. are certified to ISO 9001:2008 for the design and manufacture of aluminum and ferrous manifold bodies, hydraulic control valves and cartridge valves. Quality systems in Germany are certified to ISO 9001:2008 for the design, distribution and manufacturing of hydraulic components for mobile and industrial applications. Finally, quality systems in Korea are certified to ISO 9001:2008 and 14001:2004 for the design, development, production and servicing of hydraulic valves.

Sales and Marketing

Sun products are sold globally, primarily through independent fluid power distributors. Technical support is provided by each of the Company’s operations (Florida, England, Germany, France, Korea, India and China).
The Company currently has 89 distributors, 67 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2013, sales to the Company’s largest distributor represented less than 6% of net sales.
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

Employees
As of December 28, 2013, Sun had 684 full-time employees in the United States, 27 at HCT, 62 in England, 36 in Germany, one in France, 61 in Korea, two in India and three in China. Over 90% of its employees are engaged in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company’s operating units, and management believes that relations with its employees are good. Employees are paid either hourly or with an annual salary at rates that are competitive with other companies in the industry and geographic areas in which they operate. Management believes that Sun’s culture, competitive salaries and wages, above average health and retirement plans, and its safe and pleasant working environment discourage employee turnover and encourage efficient, high-quality production. Nevertheless, due to the nature of the Company’s manufacturing business, it is sometimes difficult to attract skilled personnel. (See Risk Factors: We are dependent upon key employees and skilled personnel.)

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

We are subject to risks relating to international sales. International sales represent a significant proportion of our consolidated sales. In 2013, approximately 57% of our net sales were outside of the United States. We will continue to expand the scope of operations outside the United States, both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions, and, particularly in emerging economies, potential political and economic instability and regional conflicts.

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

We are subject to control by certain shareholders and management. Christine L. Koski, the daughter of the deceased founder of the Company, Robert E. Koski, is a member of the board of directors. She, along with other family members, own or control approximately 15% of the outstanding shares of our common stock. Accordingly, the members of the Koski family have the ability to influence significantly the election of our directors and the outcome of certain corporate actions requiring shareholder approval, and to influence our business. Such influence could preclude any acquisition of the Company and could adversely affect the price of our common stock. Our directors and executive officers as a group beneficially own or control approximately 13% of the outstanding shares of our common stock.

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

The Company also owns a 77,000 square foot manufacturing facility in Manatee County, Florida. This facility, constructed in 1997, has a productive capacity similar to the Sarasota facility.

In 2013, the Company opened its third U.S. manufacturing facility. This new facility, in Manatee County, is located adjacent to its existing Manatee County facility. The facility provides an additional 58,000 square feet of production space and 17,000 square feet of office space, dedicated to the design and manufacturing of our integrated package business.

The close proximity of the Florida facilities allows us to quickly shift resources, including machinery and people, to effectively meet changing business requirements.

The Company also owns vacant land in Manatee County, Florida, adjacent to its existing facilities for future expansion requirements. In total, the Company owns 27 acres of contiguous property.

The Company previously leased a 17,000 square foot manufacturing facility in Lenexa, Kansas, which was used to manufacture manifolds for the North American market. During 2013, the Company relocated its Kansas operations to its new facility in Manatee County, Florida.

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

The Company owns a 10,000 square foot distribution and manufacturing facility in Inchon, Korea. Additionally, as part of the acquisition of Seungwon Solutions Corporation (see Note 9 to the Financial Statements), the Company also leases an18,000 square foot manufacturing facility in Inchon, Korea.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY,
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

	High	Low	Dividends declared
2013
First quarter	33.160	26.080	0.180
Second quarter	33.610	29.640	0.090
Third quarter	36.300	30.000	0.090
Fourth quarter	43.270	34.950	0.090
2012
First quarter	33.360	23.710	0.210
Second quarter	26.930	21.070	0.090
Third quarter	27.250	21.360	0.090
Fourth quarter	27.990	23.730	1.090

Holders

There were 163 shareholders of record of Common Stock on February 21, 2014. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 13,000 beneficial owners of Common Stock.

Dividends

Except as noted below, quarterly dividends were paid on the 15th day of each month following the date of declaration.

In addition to the regular quarterly dividends, the Company declared shared distribution cash dividends in 2013 and 2012 equal to $0.09 and $0.12, respectively. The 2013 dividend was paid on March 31, 2013, to shareholders of record on March 15, 2013, and the 2012 dividend was paid on March 31, 2012, to shareholders of record on March 22, 2012.

Additionally, in 2012 the Company declared a special cash dividend, and accelerated payment of its fourth quarter dividend. In anticipation of the expected tax law changes in 2013, the special cash dividend of $1.00 per share and accelerated quarterly dividend of $0.09 per share were both paid on December 28, 2012, to shareholders of record as of December 14, 2012.

The Company’s board of directors has also declared a shared distribution cash dividend of $0.09 per share, payable on March 31, 2014, to shareholders of record as of March 15, 2014. Additionally, the Company’s board of directors declared a first quarter 2014 cash dividend of $0.09 per share payable on April 15, 2014, to shareholders of record as of March 31, 2014.

The Company’s board of directors currently intends to continue to pay a quarterly dividend of $0.09 per share during 2014. However, the declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon the Company's profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

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

Equity Compensation Plans

Information called for by Item 5 is provided in Note 15 of our 2013 Audited Financial Statements (Item 8 of this report).

Issuer Purchases of Equity Securities

The Company did not repurchase any of its stock during the fourth quarter of 2013.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Sun, the Russell 2000 Index and the Value Line Machinery Industry Group, from December 27, 2008, to December 28, 2013, assuming $100 invested in each on December 27, 2008. Total return assumes reinvestment of any dividends for all companies considered within the comparison. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/27/2008	1/2/2010	1/1/2011	12/31/2011	12/29/2012	12/28/2013
Sun Hydraulics Corporation	100.00	150.09	222.26	209.87	236.88	394.65
Russell 2000 Index	100.00	133.24	168.97	161.92	184.62	261.01
Value Line Machinery Industry Group	100.00	157.28	261.56	297.73	389.97	562.88

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

	Year ended
	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010
	(in thousands except per share data)
Statement of Operations:
Net Sales	205,267	204,367	204,171	150,695	97,393
Gross Profit	82,961	80,572	79,215	52,343	21,957
Operating Income	56,171	54,409	55,269	31,039	2,143
Income before income taxes	57,172	55,853	57,586	31,643	2,017
Net income	37,984	37,398	37,677	21,400	1,856
Basic net income per common share	1.45	1.44	1.47	0.84	0.07
Diluted net income per common share	1.45	1.44	1.47	0.84	0.07
Dividends per common share	0.45	1.48	0.40	0.57	0.30
Other Financial Data:
Depreciation and amortization	7,227	7,186	6,721	6,873	6,968
Capital expenditures	17,935	13,359	10,143	3,856	5,096
Balance Sheet Data:
Cash and cash equivalents	54,912	34,478	42,834	33,206	30,314
Working capital	115,038	90,198	89,744	66,150	53,454
Total assets	213,478	175,121	167,528	132,034	119,933
Total debt	—	—	—	—	—
Shareholders' equity	191,428	155,273	145,276	115,024	107,614

ITEM 7. MANAGEMENT'S DISCCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned subsidiaries and independent distributors. Sales outside the United States for the year ended December 28, 2013, were approximately 57% of total net sales.

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

Management and Operations Philosophy

Since its inception, Sun has operated as an entrepreneurial enterprise, with an emphasis on individual employee empowerment and a disinclination to create bureaucracy, a formal management structure or administrative impediments to innovation, efficiency and customer service. Accordingly, the Company’s organization, management structure, and reporting and decision-making systems are highly unified and unlayered.

In addition to representative and sales offices located throughout the world, Sun has three subsidiaries outside the United States (in the UK, Germany and Korea) and one U.S. subsidiary. These entity distinctions arose out of historical considerations or as the result of acquisitions. Nevertheless, and increasingly as it has developed into a global enterprise, the Company is operated and managed on a consolidated basis. Much of the Company’s primary financial and operations data is reported from Sun’s various legal entities, which are separate tax-payers and, in many cases, subject to statutory audits in the countries in which they are organized. This information from Sun locations around the world is then compiled and aggregated, with appropriate consolidating entries, on a monthly basis. However, we do not manage or make decisions based on the individual legal entity information. Instead, this is done on the basis of the consolidated information.

Sun has always employed a leadership model in which all management personnel have line responsibilities and participate across functional lines and in multiple areas, including geographical areas. Through a common vision, shared values and networks of informal, overlapping relationships, the Company has emphasized a unified approach. The CEO oversees the Company with a constant focus on consolidated results.

With oversight from its Board of Directors and an emphasis on transparent communication across the entire Company, Sun’s operating strategy and business is based upon the creation and manufacture of a comprehensive line of functional products which are sold, through distribution and directly, worldwide for use in a host of mobile and industrial applications. This unified focus places a premium on the delivery of Sun products for fluid power solutions anywhere in the world in the most efficient manner, with little regard for traditional geographic or entity differentiation. Instead, Sun’s management looks at where products are sold - the Americas, Europe (which includes the Middle East and Africa), and Asia/Pacific. Decisions as to resource allocation, expansion of facilities and personnel, and capital investment are all made based on information on “sales to” customers, not information about “sales from” Sun subsidiary entities. This reflects the fact that sales are routinely specified, originated or sold beyond and regardless of entity or geographic boundaries. In particular, many of the sales in Europe and Asia come directly from the US and never pass through one of Sun’s subsidiary entities in those regions.

Management’s focus is on overall Company performance and the evaluation of opportunities for additional “sales to” customers. Sun’s CEO truly acts as the chief executive for the entire business; he and the other management leaders oversee operations worldwide, without an intermediate reporting bureaucracy in each location in which Sun has a legal entity. Using “shared offices,” leadership responsibilities are disbursed throughout the Company, with minimal formal reporting relationships and maximum collaboration among employees worldwide. By focusing on total net orders and total net sales, not individual legal entity performance, Sun is able to better serve its customers. This philosophy permeates not only the management approach to decision-making, but also the Company’s compensation system, which is based on company-wide performance, and not individual or entity-level management-by-objective criteria.

Industry Conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products decreased 5% in 2013, after increasing 1% and 24% in 2012 and 2011, respectively.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI), with the PMI providing a six to ten months leading indication of business conditions. A PMI above 50 indicates economic expansion in the manufacturing sector and when below 50, it indicates economic contraction. The index increased to 56.5 in December 2013, from 50.4 in December 2012. The index was at or above 50 for all of 2013, with it showing considerable strength in the second half of the year. The index in the early part of 2014 decreased slightly with January at 51.3, but rebounded in February to 53.2. Adverse weather conditions across the U.S. contributed to the lower readings. However, February still signals the ninth consecutive month that the PMI has been above 50. Management believes the growth in the manufacturing sector is a positive sign for the Company’s business in 2014.

Results for the 2013 fiscal year

(in millions except net income per share)
	December 28, 2013	December 29, 2012	Increase
Twelve Months Ended
Net sales	$205.3	204.4	—%
Net income	$38.0	37.4	2%
Net income per share:
Basic	$1.45	1.44	1%
Diluted	$1.45	1.44	1%
Three Months Ended
Net sales	$49.1	43.2	13%
Net income	$8.3	6.7	25%
Net income per share:
Basic	$0.32	0.26	23%
Diluted	$0.32	0.26	23%

Business conditions in 2013 strengthened as the year progressed. Demand for our products was driven by growth in international markets. For the year, sales to Asia/Pacific were up 7%, and to Europe up 2%, while sales to the Americas were down 3%. Sales for the year were augmented by pricing actions and the effect of currency translations. Operationally, the Company maintained healthy margins throughout the year.

We continue to expand our customer base in all regions, and at a faster rate in Asia and Europe. This adds to the diversity of our customers and end markets, which helps lessen the impact of down markets, an example of which was mining in 2013. While we saw a decline from our distributors with a higher concentration in mining in 2013, our expanded customer base and improved geographic market conditions helped offset this lower business. As business and specific market conditions improve, management believes our larger client base in all regions will lead to business growth and greater market penetration.

The momentum from the strong second half of 2013 is providing a good start heading into 2014, with robust business conditions in all geographic markets. Management is also encouraged by positive economic indicators. The U.S. PMI in February bounced back from its reading in January. Management believes this bodes well for its business and the capital goods industry in 2014.

We are introducing several new products at the International Fluid Power Exposition in March 2014. These new products expand our addressable markets, make us more competitive, and enhance our integrated package capabilities. Sun remains focused on product development and delivering high quality products to the marketplace to drive growth.

Dividends

The Company declared quarterly dividends of $0.09 per share during 2013. These dividends were paid on the 15th day of the month following the date of declaration. Additionally in 2013, the Company declared a shared distribution dividend of $0.09 per share that was paid on March 31, 2013, to shareholders of record as of March 15, 2013.

In March 2014, the Board elected to once again apportion a shared distribution for employees and shareholders based on the
Company’s 2013 results. The shared distribution consists of a 10.0% contribution of salaries to all eligible employees, most of which will be paid into retirement plans via Sun Hydraulics stock, and a $0.09 per share dividend to shareholders, totaling approximately $5.7 million. The shared distribution concept was introduced in 2008 as a way to reward both shareholders and employees when Sun has a successful year.

The shared distribution dividend will be issued to shareholders of record on March 15, 2014, with payment on March 31, 2014.
Additionally, the Company’s board of directors, in March 2014, declared a first quarter 2014 cash dividend of $0.09 per share payable on April 15, 2014, to shareholders of record as of March 31, 2014.

Outlook

First quarter 2014 revenues are estimated to be $55 million, up approximately 8% from the first quarter of 2013. Earnings per share are estimated to be $0.41 to $0.43 compared to $0.37 in the same period a year ago.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s statements of operations as a percentage of net sales.

	For the year ended
	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	40.4%	39.4%	38.8%	34.7%	22.5%
Operating income	27.4%	26.6%	27.1%	20.6%	2.2%
Income before income taxes	27.9%	27.3%	28.2%	21.0%	2.1%

Comparison of Years Ended December 28, 2013 and December 29, 2012

Net Sales
Net sales were $205.3 million, an increase of $0.9 million, compared to $204.4 million in 2012. Demand for our products in 2013 was primarily driven by increased demand in our international end markets, which primarily include capital goods equipment. Price increases, effective July 1, 2012, and October 1, 2013, contributed approximately 2% to sales. Exchange rates had a positive impact on sales in 2013 of approximately $1.1 million compared to a negative effect in the prior year of approximately $2.3 million. New product sales (defined as products introduced within the last five years) continue to make up 10%-15% of total sales.

Asian/Pacific sales increased 7.0% or $2.8 million, to $42.3 million in 2013, primarily related to demand from Korea and China. These amounts were partially offset from declines in Australia. Exchange rates had a $0.6 million positive impact on Asia/Pacific sales in 2013. EAME sales increased 1.9% or $1.1 million, to $61.2 million in 2013, resulting from the general economic improvement in Europe. Additionally, currency had a $0.5 million positive impact to EAME sales in 2013. Sales to the Americas decreased 2.9% or $3.0 million, to $101.7 million in 2013, due to weaker demand in the first three quarters of the year.

Gross Profit
Gross profit increased $2.4 million or 3.0% to 83.0 million in 2013, compared to $80.6 million in 2012. Gross profit as a percentage of net sales increased to 40.4% in 2013, compared to 39.4% in 2012.

The increase in gross profit was attributed to price increases in July 2012 and October 2013, totaling approximately $4.6 million and decreases in material costs as a percent of sales of approximately $0.2 million. These amounts were partially offset by increased labor costs of $0.5 million related primarily to the addition of Seungwon, and overhead costs as a percent of sales of approximately $0.4 million. Additionally, sales volume, excluding pricing, reduced gross profit approximately $1.5 million.

Selling, Engineering, and Administrative Expenses
Selling, engineering and administrative expenses in 2013 were 26.8 million, a $0.6 million, or 2.4%, increase, compared to $26.2 million in 2012. The change for 2013 was related to increases in compensation of approximately $0.7 million, primarily related to stock compensation, and amounts associated with Seungwon of approximately $0.3 million that were not present in the prior year. These amounts were partially offset by reduced professional fees of approximately $0.2 million.

Operating Income
Operating income increased $1.8 million or 3.2% to $56.2 million in 2013, compared to $54.4 million in 2012, with operating margins of 27.4% and 26.6% for 2013 and 2012, respectively.

The Company derives its operating income based on the consolidated results of its legal entities. The Company has made the decision to consolidate engineering and manufacturing for the most part in the U.S. The Company’s foreign subsidiaries primarily act as part of our sales and distribution channel. This structure results in different operating margins between the legal entities due to the mix of products, channels to market, and industries present in different geographic regions.

Products manufactured in the U.S. are sold worldwide. Pricing, operations and cost structure are the primary reasons that operating income in the U.S. is higher than foreign subsidiary operating income, which we expect will continue. Our German and UK entities act as value add distributors. These entities sell to both end use customers in their respective regions, as well as to third party distributors in certain parts of Europe. UK margins have historically been lower than Germany margins. This is due to the fact that, in the UK, we manufacture iron manifolds for the European market. This results in higher overhead costs primarily related to machinery and equipment, and the employment of nearly twice as many people as in Germany. Margins are lowest in our Korean entity. Korea, more than any other subsidiary, sells direct to large OEM customers where pricing pressure is most pronounced.

The U.S. legal entity contributed $45.5 million to our consolidated operating income during 2013 compared to $44.4 million during 2012, an increase of $1.1 million. Increased revenue contributed approximately $0.8 million to operating income, while margin expansion, primarily related to pricing, contributed $0.4 million. Increased revenue volume was driven by sales to China, and to Europe, specifically Norway, the Netherlands, and Italy. Increasingly, the US legal entity ships products directly to customers around the world. Third party export sales from the US were $54.2 million in 2013 compared to $50.2 million in 2012. As demand strengthens internationally, the US legal entity will benefit from these direct export sales.

Our Korean subsidiary contributed $1.8 million to our consolidated operating income during 2013 compared to $1.2 million during 2012, an increase of $0.6 million. Margins expanded from approximately 7% in 2012 to approximately 9% in 2013, representing $0.5 million of the increased operating income. Margins were impacted by reduced material costs related to items purchased in U.S. Dollars and a strengthening Korean Won. These amounts were partially offset by cost increases associated with Seungwon.

Our German subsidiary contributed $5.5 million to our consolidated operating income during 2013 compared to $5.4 million during 2012, an increase of $0.1 million. The increase was related to volume as margins remained flat at approximately 21%. Material cost decreases related to purchases of material in U.S. Dollars and a strengthening Euro were offset by increased overhead and selling, engineering and administration costs primarily related to trade show and compensation expenses.

Our U.K. subsidiary contributed $3.5 million to our consolidated operating income during 2013 compared to $3.7 million during 2012, a decrease of $0.2 million. Decreased volume reduced operating income approximately $0.5 million. This was partially offset by improved margins of approximately $0.3 million. Margins improved from approximately 18% in 2012 to approximately 20% in 2013. The increase in margins was primarily related to decreased material costs which were partially offset by fixed overhead costs as a percent of sales.

Interest Income, Net
Net Interest income for 2013 was $1.0 million compared to net interest income of $1.4 million for 2012. Total average cash and marketable securities for 2013 was $82.9 million compared to total average cash and marketable securities for 2012 of $86.9 million, excluding the dividend payment on December 28, 2012. Although total cash and marketable securities remained high in 2013, interest rates and investment returns remain at low levels. Interest is primarily derived from investments in corporate and municipal bonds, mutual funds, certificates of deposit, and money market funds.

Foreign Currency Transaction (Gain) Loss, Net
Net foreign currency transaction gain was minimal in 2013 compared to $0.1 million in 2012. The U.S. Dollar weakened against the Euro and the Korean Won at times during 2013, resulting in foreign currency transaction gains at our German and Korean locations. These amounts were partially offset at our U.K. location due to a strengthening U.S. Dollar against the British Pound at times during 2013.

Miscellaneous (Income) Expense, Net
Net miscellaneous (income) expense was minimal in 2013 and 2012. During the current year, costs associated with the relocation of our Kansas operations of approximately $0.7 million were offset by a gain of $0.5 million as a result of remeasuring to fair value our 40% equity interest in WhiteOak Controls held before the business combination, and an incentive received for the activation of our thermal storage energy building on our new facility of approximately $0.5 million.

Income Taxes
The provision for income taxes for the year ended December 28, 2013, was 33.6% of pretax income compared to a provision of 33.0% for the year ended December 29, 2012. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The provisions were affected by discrete items related to a reserve for uncertain tax positions from previous years. Excluding these discrete items, the effective rate would have been approximately 33.3% and 31.8% for the years ended December 28, 2013, and December 29, 2012, respectively.

Comparison of Years Ended December 29, 2012 and December 31, 2011
Historically, the Company had four operating and reportable segments, which were based on the geographic location of its subsidiaries. In 2012, the Company re-evaluated its operating and reportable segments, resulting in a change to a single reportable segment in manufacturing, marketing, selling and distributing its products worldwide. Prior period financial information included herein has been restated to reflect the financial position and results of operations as one segment.

Net Sales
Net sales were $204.4 million, an increase of $0.2 million, compared to $204.2 million in 2011. Demand for our products in 2012 was primarily driven by increased demand in our North American end markets, which primarily include capital goods equipment. Price increases, effective July 1, 2011, and 2012, contributed approximately 3% to sales. Exchange rates had a negative impact on sales in 2012 of approximately $2.3 million compared to a positive effect in the prior year of approximately $2.6 million. Sales from HCT increased approximately $2.5 million compared to the prior year. New product sales (defined as products introduced within the last five years) continue to make up 10%-15% of total sales.

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

Operating Income

Operating income decreased $0.8 million or 1.5% to $54.4 million in 2012, compared to $55.3 million in 2011, with operating margins of 26.6% and 27.1% for 2012 and 2011, respectively. The Company derives its operating income based on the consolidated results of its legal entities. The Company has made the decision to consolidate engineering and manufacturing for the most part in the U.S. The Company’s foreign subsidiaries primarily act as part of our sales and distribution channel. This structure results in different operating margins between the legal entities due to the mix of products, channels to market, and industries present in different geographic regions.

Products manufactured in the U.S. are sold worldwide. Pricing, operations and cost structure are the primary reasons that operating income in the U.S. is higher than foreign subsidiary operating income, which we expect will continue. Our German and UK entities act as value add distributors. These entities sell to both end use customers in their respective regions, as well as to third party distributors in certain parts of Europe. UK margins have historically been lower than Germany margins. This is due to the fact that in the UK, we manufacture iron manifolds for the European market. This results in higher overhead costs primarily related to machinery and equipment, and the employment of nearly twice as many people as in Germany. Margins are lowest in our Korean entity. Korea, more than any other subsidiary, sells direct to large OEM customers where pricing pressure is most pronounced.

The U.S. legal entity contributed $44.4 million to our consolidated operating income during 2012 compared to $41.8 million during 2011, an increase of $2.6 million. The increase was primarily related to an increase in volume as operating margins remained flat at approximately 32%. This increased volume was driven by North American sales. Increasingly, the US legal entity ships products directly to customers around the world. Third party export sales from the US were $50.2 million in 2012 compared to $49.7 million in 2011.

Our Korean subsidiary contributed $1.2 million to our consolidated operating income during 2012 compared to $2.5 million during 2011, a decrease of $1.3 million. Margins contracted from approximately 12% in 2011 to approximately 7% in 2012. Korea, more than any other subsidiary, sells direct to large OEM customers. Sales volume declined due to lower demand from these customers within Korea and for product ultimately being sold to China. Margins were also impacted by increased material costs.

Our German subsidiary contributed $5.4 million to our consolidated operating income during 2012 compared to $6.7 million during 2011, a decrease of $1.3 million. Margins contracted from approximately 24% in 2011 to approximately 21% in 2012. The decrease in operating margins was primarily related to reduced demand within Europe and increased material costs. Material cost increases were related to purchases of material in U.S. Dollars and a weakening Euro.

Our U.K. subsidiary contributed $3.7 million to our consolidated operating income during 2012 compared to $4.2 million during 2011, a decrease of $0.5 million. Margins improved from approximately 17% in 2011 to approximately 18% in 2012. The decrease in operating income was primarily related to decreased sales volume resulting in $0.6 million in less operating income. This amount was primarily offset by reduced material costs as a percent of sales of approximately $0.5 million.

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

Foreign Currency Transaction (Gain) Loss, Net
Net foreign currency transaction gain was $0.1 million in 2012 compared to $0.2 million in 2011. The U.S. Dollar weakened against the Euro, the Korean Won and the British Pound at times during 2012, resulting in foreign currency transaction gains at our German and Korean locations. These amounts were partially offset by assets held in U.S. dollars at our U.K. location.

Miscellaneous (Income) Expense, Net
Net miscellaneous expense was minimal in 2012 compared to income of $1.4 million in 2011. The prior period amount included a gain of $1.2 million as a result of remeasuring to fair value its 38% equity interest in HCT held before the business combination. The remaining 2011 income was related to the gain on the sale of the Chinese joint venture company.

Income Taxes
The provision for income taxes for the year ended December 29, 2012, was 33.0% of pretax income compared to a provision of 34.6% for the year ended December 31, 2011. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The provisions were affected by discrete items related to a reserve for uncertain tax positions from previous years. Excluding these discrete items, the effective rate would have been approximately 31.8% and 33.8% for the years ended December 29, 2012, and December 31, 2011, respectively.

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

Net cash flow from operations in 2013 was $47.1 million, compared to $52.2 million in 2012 and $49.5 million in 2011. The $5.1 million decrease in the Company’s net cash flow from operations in 2013 was due primarily to changes in accounts receivable and inventory. Changes in inventory and accounts receivable reduced cash $4.4 million in the current year compared to an increase in cash of $2.2 million in the prior year. These changes were primarily related to improved business conditions in the fourth quarter of 2013. Days sales outstanding increased to 28 in 2013 from 27 in 2012. Inventory turns decreased to 9.3 in 2013 from 9.8 in 2012. Cash on hand increased $20.4 million from $34.5 million in 2012 to $54.9 million in 2013. Investments in marketable securities increased $1.0 million from $37.7 million in 2012 to $38.7 million in 2013.

The $2.7 million increase in the Company’s net cash flow from operations in 2012 was due primarily to changes in non-cash adjustments to net income and changes in working capital relating to accounts receivable, inventories, accounts payable, and accrued expenses. These changes were primarily related to the slower general business conditions in the fourth quarter of 2012.

In 2012, the Company began construction on a third manufacturing facility in Sarasota, Florida. The new facility has 58,000 square feet of manufacturing and 17,000 square feet of office space. The Company began moving manufacturing operations into the facility during the third quarter of 2013 and began occupying the office space in the fourth quarter. As part of this transition, the Company closed its Kansas location and moved those operations to this new facility. The total investment in the new facility was approximately $17.0 million. Total one-time costs to relocate the Kansas operation were approximately $0.9 million, which were incurred in the third and fourth quarters of 2013. Fixed costs associated with the new facility, net of the savings realized from relocating the Kansas facility, are estimated to be approximately $1.0 million annually.

Capital expenditures were $17.9 million in 2013, compared to $13.4 million in 2012 and $10.1 million in 2011. Included in capital expenditures for 2013 and 2012 were approximately $10.6 million and $7.3 million, respectively, relating to the new Sarasota facility. Additionally, approximately $1.4 million and $1.0 million for an expansion and update of our U.K. facility was included in 2013 and 2012, respectively. Included in capital expenditures for the year ended December 31, 2011 was a building expansion of $1.0 million and an infrastructure utility building of $3.0 million. The remaining expenditures consisted of purchases of machinery and equipment.

Capital expenditures for 2014 are estimated to be $10.0 million, which includes approximately $2.0 million for the renovation of the Company's Manatee County facility originally constructed in 1997, with the remainder primarily consisting of purchases of machinery and equipment.

Effective August 1, 2011, the Company entered into a credit and security agreement in the U.S. with Fifth Third Bank (the “Bank”). The agreement provides for three separate credit facilities totaling $50 million.

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

Facility C provided for a $15 million construction and term loan. The Company did not activate Facility C for the construction of its new Sarasota factory.

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

If Facility B is activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0.
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended December 28, 2013, and December 29, 2012.

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

Except as noted below, the Company declared the following regular quarterly dividends to shareholders of record on the last calendar day of the respective quarter, paid on the 15th day of each month following the date of declaration:

	2013	2012	2011
First quarter	0.090	0.090	0.060
Second quarter	0.090	0.090	0.090
Third quarter	0.090	0.090	0.090
Fourth quarter	0.090	0.090	0.090

In addition to the regular quarterly dividends, the Company declared shared distribution cash dividends in 2013, 2012 and 2011, equal to $0.09, $0.12 and $0.07, respectively. The 2013 dividend was paid on March 31, 2013, to shareholders of record on March 15, 2013, the 2012 dividend was paid on March 31, 2012, to shareholders of record on March 22, 2012, and the 2011 dividend was paid on March 31, 2011, to shareholders of record as of March 15, 2011. The shared distribution was introduced in 2008 as a way to reward both shareholders and employees when the Company has a successful year. The Board of Directors declared a shared distribution cash dividend of $0.09 per share, payable on March 31, 2014, to shareholders of record as of March 15, 2014.

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

The Company paid dividends totaling $9.4 million, $40.9 million, and $9.6 million for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

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

OTHER MATERIAL COMMITMENTS. Our contractual obligations and debt obligations as of December 28, 2013, are summarized in the table below (in thousands):

	Payments due by period
CONTRACTUAL OBLIGATIONS	TOTAL	2014	2015-2016	2017-2018	Thereafter
Operating Leases	267	121	35	39	72
Other long-term liabilities (1)	284	—	284	—	—
Total contractual obligations	551	121	319	39	72

(1) Other long term liabilities consist of a liability associated with the acquisition of Seungwon for a holdback amount of approximately $284,000.

Critical Accounting Policies and Estimates
The Company currently only applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes, and fair value of short-term investments. The following explains the basis and the procedure for each account where judgment and estimates are applied.

Revenue Recognition
The Company reports revenues, net of sales incentives, when title passes and risk of loss transfers to the customer. The effect of material non-recurring events related to product liabilities is provided for when they become known. The Company has not experienced any material product liabilities in the past.

Short-term Investments
The Company’s short-term investments have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designation at each balance sheet date. The Company may or may not hold securities with stated maturities greater than 12 months until maturity. As management views these securities as available to support current operations, the Company classifies securities with maturities beyond 12 months as current assets under the caption short-term investments in the accompanying Consolidated Balance Sheets. The Company’s short-term investments are carried at fair value, with the unrealized gains and losses reported as a component of shareholder’s equity. Realized gains and losses on sales of short-term investments are generally determined using the specific identification method, and are included in miscellaneous (income) expense in the Consolidated Statements of Operations.

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

Accruals
The Company makes estimates related to certain employee benefits and miscellaneous accruals. Estimates for employee benefit accruals are based on management’s assessment of estimated liabilities related to workers’ compensation, health care benefits and annual contributions to an employee stock ownership plan (“ESOP”) established in 2004 as part of the Company’s retirement plan. Estimates for miscellaneous accruals are based on management’s assessment of estimated liabilities for costs incurred.

The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $155 thousand on an individual basis and approximately $8.0 million on an aggregate basis.

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

The Company used the equity method of accounting to account for its 40% equity investment in WhiteOak until April 2013 when the Company acquired the remaining 60% of the capital stock of WhiteOak. WhiteOak was merged into HCT. This investment was not material to the financial statements of the Company for the years ended December 28, 2013 and December 29, 2012.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at December 28, 2013, and December 29, 2012.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Sun Hydraulics Corporation

We have audited the accompanying consolidated balance sheets of Sun Hydraulics Corporation (a Florida Corporation) and subsidiaries (collectively, the Company) as of December 28, 2013, December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2013. We also have audited Sun Hydraulics Corporation and subsidiaries’ internal control over financial reporting as of December 28, 2013 based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Sun Hydraulics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Mayer Hoffman McCann P.C.

March 7, 2014
Clearwater, Florida

Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 28, 2013	December 29, 2012

Assets
Current assets:
Cash and cash equivalents	$54,912	$34,478
Restricted cash	334	329
Accounts receivable, net of allowance for doubtful accounts of $117 and $124	16,984	13,754
Inventories	13,853	12,559
Income taxes receivable	954	728
Deferred income taxes	474	248
Short-term investments	38,729	37,700
Other current assets	2,816	2,649
Total current assets	129,056	102,445
Property, plant and equipment, net	75,731	64,672
Goodwill	5,221	4,472
Other assets	3,470	3,532
Total assets	$213,478	$175,121
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,630	$4,606
Accrued expenses and other liabilities	7,016	7,641
Dividends payable	2,372	—
Total current liabilities	14,018	12,247
Deferred income taxes	7,747	7,230
Other noncurrent liabilities	285	371
Total liabilities	22,050	19,848
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 40,000,000 shares authorized, par value $0.001, 26,352,692 and 26,094,580 shares outstanding	26	26
Capital in excess of par value	65,391	57,402
Retained earnings	123,420	97,242
Accumulated other comprehensive income (loss)	2,591	603
Total shareholders’ equity	191,428	155,273
Total liabilities and shareholders’ equity	$213,478	$175,121

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended
	December 28, 2013	December 29, 2012	December 31, 2011

Net sales	$205,267	$204,367	$204,171
Cost of sales	122,306	123,795	124,956
Gross profit	82,961	80,572	79,215
Selling, engineering and administrative expenses	26,790	26,163	23,946
Operating income	56,171	54,409	55,269
Interest (income) expense, net	(967)	(1,368)	(775)
Foreign currency transaction (gain) loss, net	(27)	(116)	(161)
Miscellaneous (income) expense, net	(7)	40	(1,381)
Income before income taxes	57,172	55,853	57,586
Income tax provision	19,188	18,455	19,909
Net income	$37,984	$37,398	$37,677
Basic net income per common share	$1.45	$1.44	$1.47
Weighted average basic shares outstanding	26,206	25,944	25,642
Diluted net income per common share	$1.45	$1.44	$1.47
Weighted average diluted shares outstanding	26,206	25,971	25,684
Dividends declared per share	$0.450	$1.480	$0.403

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended
	December 28, 2013	December 29, 2012	December 31, 2011

Net income	$37,984	$37,398	$37,677
Other comprehensive income (loss)
Foreign currency translation adjustments	2,010	2,397	(1,436)
Unrealized gain (loss) on available-for-sale securities	(22)	326	(549)
Total other comprehensive income (loss)	$1,988	$2,723	$(1,985)
Comprehensive income	$39,972	$40,121	$35,692

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Shareholders’ Equity
(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, January 1, 2011	—	$—	25,523	$26	$44,001	$71,132	$(135)	$115,024
Shares issued, Restricted Stock			88
Shares issued, other comp			14					—
Shares issued, Stock Options			9		61			61
Shares issued, ESPP			29		574			574
Shares issued, shared distribution			93		2,412			2,412
Stock-based compensation					1,752			1,752
Tax benefit of stock-based compensation					144			144
Dividends declared						(10,383)		(10,383)
Net income						37,677		37,677
Other comprehensive income (loss)							(1,985)	(1,985)
Balance, December 31, 2011	—	$—	25,756	$26	$48,944	$98,426	$(2,120)	$145,276
Shares issued, Restricted Stock			89					—
Shares issued, other comp			56					—
Shares issued, ESPP			35		700			700
Shares issued, shared distribution			159		4,407			4,407
Stock-based compensation					3,263			3,263
Tax benefit of stock-based compensation					88			88
Dividends declared						(38,582)		(38,582)
Net income						37,398		37,398
Other comprehensive income (loss)							2,723	2,723
Balance, December 29, 2012	—	$—	26,095	$26	$57,402	$97,242	$603	$155,273
Shares issued, Restricted Stock			90					—
Shares issued, other comp			27					—
Shares issued, ESPP			35		859			859
Shares issued, shared distribution			106		3,486			3,486
Stock-based compensation					3,341			3,341
Tax benefit of stock-based compensation					303			303
Dividends declared						(11,806)		(11,806)
Net income						37,984		37,984
Other comprehensive income (loss)							1,988	1,988
Balance, December 28, 2013	—	$—	26,353	$26	$65,391	$123,420	$2,591	$191,428

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$37,984	$37,398	$37,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,227	7,186	6,721
(Gain)Loss on disposal of assets	462	193	(32)
Gain on investment in business	(528)	—	(1,244)
Stock-based compensation expense	3,047	2,333	1,752
Deferred director and phantom stock unit expense (income)	70	20	(22)
Stock compensation income tax benefit	(303)	(88)	(144)
Allowance for doubtful accounts	(7)	26	1
Provision for slow moving inventory	—	112	19
Provision for deferred income taxes	291	325	1,419
(Increase) decrease in, net of acquisition:
Accounts receivable	(3,210)	1,903	741
Inventories	(1,226)	268	(1,631)
Income taxes receivable	77	(520)	1,178
Other current assets	(167)	(650)	(662)
Other assets	383	240	(1,081)
Increase (decrease) in, net of acquisition:
Accounts payable	24	(742)	499
Accrued expenses and other liabilities	3,155	4,547	4,390
Other noncurrent liabilities	(156)	(353)	(37)
Net cash provided by operating activities	47,123	52,198	49,544
Cash flows from investing activities:
Proceeds from sale of joint venture	—	—	1,451
Investment in business, net of cash acquired	(923)	(1,140)	(1,776)
Capital expenditures	(17,935)	(13,359)	(10,143)
Proceeds from dispositions of equipment	230	56	35
Purchases of short-term investments	(28,356)	(40,495)	(26,833)
Proceeds from sale of short-term investments	26,764	32,912	7,517
Net cash used in investing activities	(20,220)	(22,026)	(29,749)
Cash flows from financing activities:
Repayment of debt	—	(169)	(100)
Proceeds from exercise of stock options	—	—	61
Stock compensation income tax benefit	303	88	144
Proceeds from stock issued	859	700	574
Dividends to shareholders	(9,435)	(40,900)	(9,596)
Change in restricted cash	(5)	(272)	84
Net cash used in financing activities	(8,278)	(40,553)	(8,833)
Effect of exchange rate changes on cash and cash equivalents	1,809	2,025	(1,334)
Net increase (decrease) in cash and cash equivalents	20,434	(8,356)	9,628
Cash and cash equivalents, beginning of period	34,478	42,834	33,206
Cash and cash equivalents, end of period	$54,912	$34,478	$42,834
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$19,123	$18,739	$17,456
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$3,486	$4,407	$2,412
Common stock issued for deferred director’s compensation through other noncurrent liabilities	$294	$930	$—
Unrealized gain (loss) on available for sale securities	$(22)	$326	$(549)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1. BUSINESS
Sun Hydraulics Corporation, and its wholly-owned subsidiaries, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Inchon, South Korea, operates a manufacturing and distribution facility. In 2012, Sun Korea acquired Seungwon Solutions Corporation (“Seungwon”), also located in Inchon, South Korea, a component supplier to Sun Korea and third parties. Sun Hydraulics (France) (“Sun France”), a liaison office located in Bordeaux, France, is used to service the French market. Sun Hydraulics established Sun Hydraulics China Co. Ltd, a representative office in Shanghai in January 2011, to develop new business opportunities in the Chinese market. Sun Hydraulics (India), a liaison office in Bangalore, India, is used to develop new business opportunities in the Indian market. On September 27, 2011, Sun Hydraulics purchased the outstanding shares of High Country Tek, Inc. (“HCT”) it did not already own. HCT, now a wholly-owned subsidiary of Sun Hydraulics, is located in Nevada City, California, and designs and manufactures ruggedized electronic/hydraulic control solutions for mobile equipment markets. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment, located in Mediapolis, Iowa, designs and produces complementary electronic control products. On April 1, 2013, Sun Hydraulics purchased the remaining 60% of WhiteOak, which was merged into HCT (see note 9).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts and operations of Sun Hydraulics and its direct and indirect subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Company used the equity method of accounting for its investment in WhiteOak until April 1, 2013, when it acquired the remaining 60% of WhiteOak (see Note 7). The Company did not have a majority ownership in or exercise control over this entity prior to that date.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in the determination of impairment of long-lived assets, inventory, goodwill, accruals, income taxes, and fair value of short-term investments.

Cash, Cash Equivalents and Short-term Investments
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company’s short-term investments have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designation at each balance sheet date. The Company may or may not hold securities with stated maturities greater than 12 months until maturity. As management views these securities as available to support current operations, the Company classifies securities with maturities beyond 12 months as current assets under the caption short-term investments in the accompanying Consolidated Balance Sheets. The Company’s short-term investments are carried at fair value, with the unrealized gains and losses reported as a component of shareholder’s equity. Realized gains and losses on sales of short-term investments are generally determined using the specific identification method, and are included in miscellaneous (income) expense in the Consolidated Statements of Operations.

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

The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $155 on an individual basis and approximately $8,000 on an aggregate basis.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at December 28, 2013, and December 29, 2012.

	December 28, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	2,049	137	(64)	2,122
Mutual funds	3,865	19	(1)	3,883
Subtotal	5,914	156	(65)	6,005
Level 2:
Corporate fixed income	25,240	126	(250)	25,116
Municipal bonds	2,775	1	(28)	2,748
Certificates of deposit and time deposits	4,014	1	—	4,015
Asset backed securities	974	—	(129)	845
Subtotal	33,003	128	(407)	32,724
Total	38,917	284	(472)	38,729
Liabilities
Level 1:
Phantom stock units	38	—	—	38
Total	38	—	—	38

	December 29, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	602	6	(86)	522
Mutual funds	1,936	—	(28)	1,908
Subtotal	2,538	6	(114)	2,430
Level 2:
Corporate fixed income	18,270	48	(105)	18,213
Government securities	195	14	—	209
Municipal bonds	4,525	4	(15)	4,514
Certificates of deposit and time deposits	10,891	1	—	10,892
Asset backed securities	1,447	—	(5)	1,442
Subtotal	35,328	67	(125)	35,270
Total	37,866	73	(239)	37,700
Liabilities
Level 1:
Deferred director stock units	263	—	—	263
Phantom stock units	30	—	—	30
Total	293	—	—	293
The Company recognized a net realized loss on investments during the twelve months ended December 28, 2013 of $1 and a net realized gain of $22 during the twelve months ended December 29, 2012. As of December 28, 2013, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the twelve months ended December 28, 2013, the Company recognized an impairment charge of $61, which is included in the net realized loss for the period. This resulted from the deterioration of the financial condition of an issuer of a corporate bond security.
Maturities of investments at December 28, 2013 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$16,352	$16,336
Due after one year but within five years	9,753	9,625
Due after five years but within ten years	2,336	2,345
Due after ten years	4,562	4,418
Equity securities	2,049	2,122
Mutual Funds	3,865	3,883
Total	$38,917	$38,729
The Company reports deferred director stock units and phantom stock units as a liability. All remaining deferred stock units were issued in 2013. The Company recognized expense relating to these liabilities of $70 and $20, for the periods ended December 28, 2013, and December 29, 2012. Phantom stock units vest over a period of three years.
The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 28, 2013.

4. RESTRICTED CASH
On December 28, 2013 and December 29, 2012, the Company had restricted cash of $334 and $329, respectively. Restricted cash reserves for customs and excise taxes in the U.K. operation were $50 and $48 at December 28, 2013 and December 29, 2012, respectively. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K. Restricted cash of $284 and $281 at December 28, 2013 and December 29, 2012, respectively, represents the holdback of the purchase price associated with the acquisition of Seungwon on October 18, 2012.

5. INVENTORIES

	December 28, 2013	December 29, 2012
Raw materials	$6,037	$5,564
Work in process	4,258	3,695
Finished goods	4,238	3,980
Provision for slow moving inventory	(680)	(680)
Total	$13,853	$12,559

6. PROPERTY, PLANT, AND EQUIPMENT

	December 28, 2013	December 29, 2012
Machinery and equipment	$92,549	$83,480
Office furniture and equipment	7,969	11,152
Buildings	30,771	30,255
Leasehold and land improvements	2,644	2,785
Land	7,490	7,464
	$141,423	$135,136
Less: Accumulated depreciation	(86,484)	(80,154)
Construction in progress	20,792	9,690
Total	$75,731	$64,672

Depreciation expense for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 totaled $6,511, $6,514, and $6,524, respectively.

7. GOODWILL AND INTANGIBLE ASSETS
A summary of changes in goodwill at December 28. 2013 and December 29, 2012 is as follows:

Balance, December 31, 2011	$2,691
Acquisitions	1,731
Currency translation	50
Balance, December 29, 2012	$4,472
Acquisitions	726
Currency translation	23
Balance, December 28, 2013	$5,221
Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at December 28, 2013, indicated that there was no impairment of the carrying value of the goodwill at Sun Korea. A valuation of the reporting unit at September 28, 2013 indicated that there was no impairment of the carrying value of the goodwill at HCT. As of December 28, 2013, no factors were identified that indicated impairment of the carrying value of goodwill at HCT.

The Company recognized $2,658 and $746 in identifiable intangible assets as a result of the acquisitions of HCT and WhiteOak, respectively. Intangible assets are held in other assets on the balance sheet. At December 28, 2013, and December 29, 2012, intangible assets consisted of the following:

	December 28, 2013			December 29, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	$774	$(184)	$590	$756	$(95)	$661
Non-compete agreement	11	(4)	7	—	—	—
Technology	868	(130)	738	697	(256)	441
Customer Relationships	1,751	(179)	1,572	1,475	(92)	1,383
	$3,404	$(497)	$2,907	$2,928	$(443)	$2,485
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
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the twelve months ended December 28, 2013.

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

9. ACQUISITIONS
On April 1, 2013, the Company acquired the remaining 60% of the capital stock of WhiteOak that it did not already own for $1,000. WhiteOak has been merged into HCT and relocated to HCT's facility in California. HCT manufactures, markets, sells and has design control for all current WhiteOak products. The combination of HCT and WhiteOak gives Sun full ownership of the technology to develop the next generation of Sun's electronic control products.
The Company recorded approximately $726 in goodwill, $746 in definite lived intangible assets, and $12 in transaction costs related to the acquisition. Of the $746 of acquired intangible assets, $18 was assigned to the WhiteOak trade name (1 year useful life), $11 was assigned to non-compete agreements (2 year useful life), $276 was assigned to customer relationships (15 year useful life), and $441 was assigned to technology (10 year useful life). Additionally, the Company recorded a gain of $528 as a result of remeasuring to fair value its 40% equity interest in WhiteOak held before the business combination. This gain is included in miscellaneous income on the Company's Consolidated Statement of Operations.

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

At September 27, 2011
Consideration
Cash	$1,894
Stock	12
Fair value of total consideration transferred	$1,906
Fair value of Sun's equity interest in HCT held before the business combination	1,472
Total	$3,378
Acquisition-related costs (included in Selling, engineering, and administrative expenses)	40
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$130
Accounts receivable	570
Inventory	444
Property, plant, and equipment	317
Identifiable intangible assets	2,658
Other assets	210
Accounts payable and accrued expenses	(748)
Notes payable	(2,123)
Other liabilities	(56)
Total identifiable net assets	$1,402
Goodwill	1,976
Total	$3,378

Approximately half of the acquisition-related costs above were incurred in the third quarter with the remainder incurred in the
Company’s fourth quarter. The amount of notes payable above is primarily made up of amounts due to Sun Hydraulics and eliminated upon consolidation.

Sun Hydraulics’ fair value of the equity interest in HCT held before the business combination was $1,472. The fair value of the previously held equity interest was determined based on the current purchase price per the purchase agreement before the deduction for option and warrant proceeds. Sun Hydraulics recognized a gain of $1,244 as a result of remeasuring to fair value, based on the current purchase price, its 38% equity interest in HCT held before the business combination. The equity interest was diluted from the original investment as a result of warrant and option exercises. This gain was included in net miscellaneous income on the consolidated statements of operations for the year ending December 31, 2011.

For the period ending October 1, 2011, the Company accounted for HCT under the equity method. The revenue and earnings for HCT included in Sun’s Consolidated Statement of Operations for the year ended December 31, 2011, and the revenue and earnings of the combined entity had the acquisition date been January 2, 2011 were:

	Revenue	Earnings
Actual from 10/02/11 to 12/31/2011	$1,270	$(58)
	Revenue (unaudited)	Earnings (unaudited)
Supplemental pro forma from 01/02/2011 to 12/31/2011	$206,968	$37,534

10. OTHER ASSETS

	December 28, 2013	December 29, 2012
Definite-lived intangibles, net of amortization of $497 and $443	$2,907	$2,485
Equity investment in WhiteOak Controls, Inc.	—	69
Loan acquisition costs,
net of amortization of $42 and $24	44	62
Deposits with suppliers	129	171
Notes receivable	337	650
Other	53	95
Total	$3,470	$3,532

11. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 28, 2013	December 29, 2012
Compensation and benefits	$5,546	$5,581
Self insurance liability	703	1,007
Other	767	1,053
Total	$7,016	$7,641

12. LONG-TERM DEBT
Effective August 1, 2011, the Company entered into a credit and security agreement in the U.S. with Fifth Third Bank (the “Bank”). The agreement provides for three separate credit facilities totaling $50,000.
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

Facility C is a $15,000 construction and term loan. The Company did not activate Facility C for the construction of its new Sarasota factory.
Facility A or Facility B (if activated) is payable in full on August 1, 2016. Maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank.
Facility A is subject to debt covenants (capitalized terms are defined therein) including: 1) Minimum Tangible Net Worth of not less than $92,000, increased annually by 50% of Net Income, and 2) Minimum EBITDA of not less than $5,000; and requires the Company to maintain its primary domestic deposit accounts with the bank. At December 28, 2013, the Company was in compliance with all debt covenants related to Facility A as follows:

Covenant	Required Ratio/Amount	Actual Ratio/Amount
Minimum Tangible Net Worth	$148,530	$183,236
Minimum EBITDA	Not less than $5 million	$62,742
If Facility B is activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0. As of December 28, 2013, the Company had not activated Facility B.
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended December 28, 2013, and December 29, 2012.

13. DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $11,806, $38,582, and $10,383 to shareholders in 2013, 2012, and 2011, respectively.

Except as noted below, the Company declared the following regular quarterly dividends to shareholders of record on the last day of the respective quarter, paid on the 15th day of each month following the date of declaration:

	2013	2012	2011
First quarter	$0.090	$0.090	$0.060
Second quarter	0.090	0.090	0.090
Third quarter	0.090	0.090	0.090
Fourth quarter	0.090	0.090	0.090

In addition to the regular quarterly dividends, the Company declared shared distribution cash dividends in 2013, 2012 and 2011, equal to $0.09, $0.12 and $0.07, respectively. The 2013 dividend was paid on March 31, 2013, to shareholders of record on March 15, 2013, the 2012 dividend was paid on March 31, 2012, to shareholders of record on March 22, 2012, and the 2011 dividend was paid on March 31, 2011, to shareholders of record as of March 15, 2011. The shared distribution was introduced in 2008 as a way to reward both shareholders and employees when the Company has a successful year. The Board of Directors has declared a shared distribution cash dividend of $0.09 per share, payable on March 31, 2014, to shareholders of record as of March 15, 2014.

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

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 28, 2013	December 29, 2012	December 31, 2011
United States	$46,314	$44,957	$43,513
Foreign	10,858	10,896	14,073
Total	$57,172	$55,853	$57,586

The Company derives its pretax income based on the consolidated results of its legal entities. The Company has made the decision to consolidate engineering and manufacturing for the most part in the U.S. The Company’s foreign subsidiaries primarily act as part of our sales and distribution channel, resulting in different pretax income levels. Products manufactured in the U.S. are sold worldwide and are the primary reason that pretax income in the U.S. is higher than foreign pretax income. The U.S. legal entity had third party export sales of $54,213, $50,231, and $49,753 for the years 2013, 2012, and 2011, respectively. Foreign pretax income is impacted by the level of foreign manufacturing, sales at varying market levels, as well as direct sales to large OEM customers.

The components of the income tax provision (benefit) are as follows:

	For the year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Current tax expense (benefit):
United States	$15,634	$15,396	$14,034
State and local	950	924	436
Foreign	2,466	1,788	3,972
Total Current	19,050	18,108	18,442
Deferred tax expense (benefit):
United States	158	545	1,095
State and local	6	12	471
Foreign	(26)	(210)	(99)
Total Deferred	138	347	1,467
Total income tax provision	$19,188	$18,455	$19,909

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 28, 2013	December 29, 2012	December 31, 2011
U.S. federal taxes at the statutory rate	$20,010	$19,549	$20,155
Increase (decrease)
Foreign tax credit	(433)	(358)	(1,026)
Domestic production activity deduction	(1,632)	(1,483)	(1,075)
Research and Development Tax Credit - Current Year	(50)	(50)	(150)
Foreign income taxed at lower rate	(1,013)	(901)	(1,052)
Nondeductible items	302	411	1,049
State and local taxes, net	957	935	907
Change in reserve	168	710	440
Other	879	(358)	661
Income tax provision	$19,188	$18,455	$19,909

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 28, 2013, and December 29, 2012 are presented below:

	December 28, 2013	December 29, 2012
Deferred tax assets:
Current:
Accrued expenses and other	$474	$248
Total current deferred tax assets	474	248

Noncurrent:
Accrued expenses and other	2,414	1,426
Total noncurrent deferred tax assets	2,414	1,426

Deferred tax liabilities:
Noncurrent:
Depreciation	(8,867)	(8,656)
Other	(1,294)	—
Total noncurrent deferred tax liabilities	(10,161)	(8,656)
Net noncurrent deferred tax liability	$(7,747)	$(7,230)

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2013 and 2012, management has determined that a valuation allowance was not required.

The Company intends and has the ability to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. These earnings relate to ongoing operations and, at December 28, 2013, cumulative earnings were approximately $62 million. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings, which will be offset by applicable foreign tax credits, subject to certain limitations.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - January 1, 2011	169
Increases from positions taken during prior periods	440
Lapse of statute of limitations	—
Unrecognized tax benefits - December 31, 2011	609
Increases from positions taken during prior periods	710
Settled positions	(124)
Lapse of statute of limitations	—
Unrecognized tax benefits - December 29, 2012	1,195
Increases from positions taken during prior periods	168
Settled positions	(241)
Lapse of statute of limitations	—
Unrecognized tax benefits - December 28, 2013	1,122

At December 28, 2013, the Company had an unrecognized tax benefit of $1,122 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of December 28, 2013, is not considered material to the Company’s consolidated financial statements.
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
The Company’s 2001 Restricted Stock Plan provides for the grant of restricted stock of up to an aggregate of 928,125 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. The 2001 Restricted Stock Plan expired in 2011 and was replaced in September 2011 with the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At December 28, 2013, 733,912 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the twelve months ended December 28, 2013, and December 29, 2012, totaled $2,234 and $1,695 respectively.

The following table summarizes restricted stock activity for the years ended December 28, 2013, December 29, 2012, and December 31, 2011:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at January 1, 2011	129	$17.41
Granted	88	28.41
Vested	(63)	16.04
Forfeitures	—	—
Nonvested balance at December 31, 2011	154	$24.25
Granted	89	25.41
Vested	(72)	21.95
Forfeitures	(2)	26.12
Nonvested balance at December 29, 2012	169	$25.81
Granted	90	37.64
Vested	(81)	28.08
Forfeitures	(2)	26.50
Nonvested balance at December 28, 2013	176	$32.13
The Company had $4,740 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of December 28, 2013. That cost is expected to be recognized over a weighted average period of 1.61 years. The remaining shares outstanding from the 2001 Restricted Stock Plan vested during 2013.
The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 34,653 shares at a weighted average price of $24.80, and 35,264 shares at a weighted average price of $19.85, under the ESPP during the twelve months ended December 28, 2013, and December 29, 2012, respectively. The Company recognized $206 and $183 of compensation expense during the twelve months ended December 28, 2013 and December 29, 2012, respectively. At December 28, 2013, 678,631 shares remained available to be issued through the ESPP and the U.K. plan.
The Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”) originally was adopted by the Board of Directors and approved by the shareholders in 2004, and amended in 2008. Under the Plan, Directors who were not officers of the Company were paid 375 shares of Company common stock and $3 in cash fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they served when the committee meeting was not held within one day of a meeting of the Board of Directors. Committee Chairmen received additional fees equal to 25% of normal compensation and the Chairman of the Board was paid twice the amount of normal compensation, with such additional compensation payable in Company common stock. Prior to June 7, 2011, Directors were able to elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock were converted to deferred stock units. Deferred stock units are treated as liabilities. At December 28, 2013, there were zero deferred stock units outstanding. The Plan has now been terminated, and no further issuance of shares will be made under the Plan.
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
Under the 2012 Directors Plan, as compensation for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board, each

Nonemployee Director will be paid 500 shares of Common Stock. The Chairman’s fee is twice that of a regular director, and the fee for the chairs of each Board committee is 125% that of a regular director. The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of Shares which may be issued during any single calendar year is limited to 25,000 Shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At December 28, 2013, 240,249 shares remained available for issuance under the 2012 Directors Plan.
Directors were granted 16,500 and 17,607 shares for the twelve months ended December 28, 2013, and December 29, 2012, respectively. The Company recognized director stock compensation expense of $592 and $451 for the twelve months ended December 28, 2013, and December 29, 2012, respectively.

16. EARNINGS PER SHARE

The following table represents the computation of basic and diluted net income per common share (in thousands, except per share data):

	December 28, 2013	December 29, 2012	December 31, 2011
Net income	$37,984	$37,398	$37,677
Basic weighted average number of common shares outstanding	26,206	25,944	25,642
Basic net income per common share	$1.45	$1.44	$1.47
Effect of dilutive stock options and deferred director stock units	—	27	42
Diluted weighted average number of common shares outstanding	26,206	25,971	25,684
Diluted net income per common share	$1.45	$1.44	$1.47

17. EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $4,066, $4,309, and $5,026 during 2013, 2012, and 2011, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $327, $330, and $336 during 2013, 2012, and 2011, respectively.

The Company uses an Employee Stock Ownership Plan (“ESOP”) as the discretionary match portion of its 401(k) retirement plan. The Company contributes to the ESOP for all eligible United States employees. Under the ESOP, which is 100% company funded, the Company allocates common stock to each participant's account. The allocation is generally a percentage of a participant’s compensation as determined by the Board of Directors on an annual basis.

In May 2008, the Board introduced the concept of a shared distribution dividend. The shared distribution dividend rewards the majority of employees through a contribution into their retirement accounts and concurrently rewards shareholders with a special cash dividend. As a result of the shared distribution, the Company contributed 91,158 and 132,398 shares into the ESOP in March 2013 and March 2012, respectively. In 2013, the Company accrued an amount equal to 10.0% of eligible wages in accordance with the shared distribution dividend announced in March 2014.

The Company incurred retirement benefit expense under the ESOP of approximately $2,881, $3,011, and $3,849 during 2013, 2012 and 2011, respectively. These amounts are included in the total employer contributions to the retirement plan noted above.

There are no restrictions on the shares contributed to the ESOP. This allows participants to sell their shares to enable diversification within their individual 401(k) accounts. The Company does not have any repurchase obligations under the ESOP.

During 2008, the Company developed plans for international employees to participate in the shared distributions. The Company’s foreign operations recognized total expense of approximately $551, $633, and $795 in 2013, 2012, and 2011, respectively, relating to shared distributions. The Company’s U.K. employees received 7,366 and 13,977 shares in March 2013 and March 2012, respectively, into a share incentive plan. In Korea, employees received their shared distribution in the form of cash, which was deposited into a Company retirement plan. In Germany, employees received 7,015 and 13,284 shares in March 2013 and June 2012, respectively. The remainder was paid in cash.

Due to tax provisions in some foreign jurisdictions which make stock awards difficult, the Company sometimes awards deferred cash bonuses to key employees of its foreign operations. The deferred cash bonuses are similar to phantom stock units, in that such bonuses are tied to the value of the Company’s common stock. Awards are recognized over the deferral period as variable plan awards. The Company recognized approximately $70, $44 and $45 of compensation expense in 2013, 2012 and 2011, respectively, related to the awards.

18. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income by Component
Twelve Months Ended December 28, 2013

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 29, 2012	$(166)	$769	$603
Other comprehensive income (loss) before reclassifications	(23)	2,010	1,987
Amounts reclassified from accumulated other comprehensive income	1	—	1
Net current period other comprehensive income (loss)	(22)	2,010	1,988
Balance at December 28, 2013	$(188)	$2,779	$2,591
Reclassifications out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Twelve months ended December 28, 2013	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$60	Miscellaneous (income) expense, net
Other than temporary impairment	(61)	Miscellaneous (income) expense, net
	(1)	Total before tax
	—	Tax benefit
	$(1)	Net of tax
Total reclassifications for the period	$(1)

19. SEGMENT REPORTING
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
Geographic Region Information:
Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	2013	2012	2011
Net sales
Americas	$101,690	$104,987	$95,963
Europe	61,246	59,818	64,845
Asia/Pacific	42,331	39,562	43,363
Total	$205,267	$204,367	$204,171
Total assets
Americas	$138,828	$110,392	$114,354
Europe	58,388	50,054	41,178
Asia/Pacific	16,262	14,675	11,996
Total	$213,478	$175,121	$167,528
Long-lived assets
Americas	$70,479	$60,240	$54,188
Europe	9,745	8,085	7,753
Asia/Pacific	4,198	4,351	1,657
Total	$84,422	$72,676	$63,598

20. COMMITMENTS AND CONTINGENCIES
The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

OPERATING LEASES - The Company leases manufacturing facilities, production support facilities and office space in various locations around the world. Total rental expense for the years ended 2013, 2012 and 2011 was approximately $265, $297 and $294, respectively. The following table summarizes our minimum lease payments in excess of one year as of December 28, 2013.

Future minimum lease payments on operating leases are as follows:

2014	121
2015	17
2016	18
2017	19
2018	20
Thereafter	72
Total minimum lease payments	$267

INSURANCE - The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $155 on an individual basis and approximately $8,000 on an aggregate basis. The Company records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on management’s assessment. The Company believes it has adequate reserves for all self-insurance claims.

21. UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly Results of Operations
(In thousands, except per share data)
	For the quarter ended
	Dec 28,	Sep 28,	Jun 29,	Mar 30,
	2013	2013	2013	2013

Net sales	$49,050	$49,369	$55,788	$51,060
Gross profit	19,442	19,614	23,401	20,504
Operating income	12,403	13,074	16,761	13,932
Income before income taxes	12,707	12,794	17,516	14,154
Net income	$8,343	$8,275	$11,790	$9,575
Basic net income per common share	$0.32	$0.32	$0.45	$0.37
Diluted net income per common share	$0.32	$0.32	$0.45	$0.37
	For the quarter ended
	Dec 29,	Sep 29,	Jun 30,	Mar 31,
	2012	2012	2012	2012
Net sales	$43,237	$48,825	$57,031	$55,274
Gross profit	15,988	19,397	22,969	22,218
Operating income	9,486	13,195	16,464	15,264
Income before income taxes	9,656	13,593	16,863	15,741
Net income	$6,693	$8,835	$11,247	$10,623
Basic net income per common share	$0.26	$0.34	$0.43	$0.41
Diluted net income per common share	$0.26	$0.34	$0.43	$0.41

22. NEW ACCOUNTING PRONOUNCEMENTS
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of December 28, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 28, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Mayer Hoffman McCann P.C., our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. This report appears on page 28.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2014 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2014 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2014 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2014 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation" in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption "Equity Compensation Plan Information" in our 2014 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions" and “Independence and Committees of the Board of Directors" in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public
Accounting Firm" in our 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
1. The following financial statements are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	28

	Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012	29

	Consolidated Statements of Operations for the Years Ended December 28, 2013, December 29, 2012, and December 31, 2011	30

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 28, 2013, December 29, 2012, and December 31, 2011	31

	Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended December 28, 2013, December 29, 2012, and December 31, 2011	32

	Consolidated Statements of Cash Flows for the Years Ended December 28, 2013, December 29, 2012, and December 31, 2011	33

	Notes to the Consolidated Financial Statements	34

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

10.4
Amended and Restated Credit and Security Agreement dated August 11, 2011, between the Company as Borrower, and Fifth Third Bank, as Lender (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2013, and incorporated herein by reference).

10.5
Construction and Term Note, dated August 11, 2011, made by the Company in favor of Fifth Third Bank (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 13, 2012, and incorporated herein by reference.

10.6
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 7, 2014.

SUN HYDRAULICS CORPORATION

By:     /s/ Allen J. Carlson
Allen J. Carlson, President and
Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 7, 2014.

Signature	Title

/s/ Allen J. Carlson
Allen J. Carlson	President, Chief Executive Officer and Director

/s/ Tricia L. Fulton
Tricia L. Fulton	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Marc Bertoneche
Marc Bertoneche	Director

/s/ Wolfgang H. Dangel
Wolfgang H. Dangel	Director

/s/ John S. Kahler
John S. Kahler	Director

/s/ Christine L. Koski
Christine L. Koski	Director

/s/ Philippe Lemaitre
Philippe Lemaitre	Director, Chairman of the Board of Directors

/s/ David N. Wormley
David N. Wormley	Director