Form 10-Q
period 2014-03-29
SUN HYDRAULICS CORP
filed 2014-05-06
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 ____________________________________________
FORM 10-Q
 ____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014	Commission file number 0-21835

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 26,443,374 shares of common stock, par value $.001, outstanding as of April 25, 2014.

Sun Hydraulics Corporation
INDEX
For the quarter ended March 29, 2014

PART I: FINANCIAL INFORMATION
Item  1.
Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	March 29, 2014	December 28, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,074	$54,912
Restricted cash	331	334
Accounts receivable, net of allowance for doubtful accounts of $100 and $117	23,627	16,984
Inventories	14,465	13,853
Income taxes receivable	—	954
Deferred income taxes	471	474
Short-term investments	41,890	38,729
Other current assets	4,022	2,816
Total current assets	139,880	129,056
Property, plant and equipment, net	75,854	75,731
Goodwill	5,198	5,221
Other assets	3,336	3,470
Total assets	$224,268	$213,478
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,645	$4,630
Accrued expenses and other liabilities	4,765	7,016
Income taxes payable	293	—
Dividends payable	2,379	2,372
Total current liabilities	14,082	14,018
Deferred income taxes	7,748	7,747
Other noncurrent liabilities	283	285
Total liabilities	22,113	22,050
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 40,000,000 shares authorized, par value $0.001, 26,430,370 and 26,352,692 shares outstanding	26	26
Capital in excess of par value	69,494	65,391
Retained earnings	130,048	123,420
Accumulated other comprehensive income (loss)	2,587	2,591
Total shareholders’ equity	202,155	191,428
Total liabilities and shareholders’ equity	$224,268	$213,478

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	March 29, 2014	March 30, 2013
	(unaudited)	(unaudited)
Net sales	$56,809	$51,060
Cost of sales	32,742	30,556
Gross profit	24,067	20,504
Selling, engineering and administrative expenses	7,341	6,572
Operating income	16,726	13,932
Interest (income) expense, net	(312)	(196)
Foreign currency transaction (gain) loss, net	8	(120)
Miscellaneous (income) expense, net	83	94
Income before income taxes	16,947	14,154
Income tax provision	5,562	4,579
Net income	$11,385	$9,575
Basic net income per common share	$0.43	$0.37
Weighted average basic shares outstanding	26,374	26,131
Diluted net income per common share	$0.43	$0.37
Weighted average diluted shares outstanding	26,374	26,132
Dividends declared per share	$0.180	$0.180

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three months ended
	March 29, 2014	March 30, 2013
	(unaudited)	(unaudited)
Net income	$11,385	$9,575
Other comprehensive income (loss)
Foreign currency translation adjustments	(73)	(2,587)
Unrealized gain (loss) on available-for-sale securities	69	164
Total other comprehensive income (loss)	(4)	(2,423)
Comprehensive income	$11,381	$7,152

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 28, 2013	—	$—	26,353	$26	$65,391	$123,420	$2,591	$191,428
Shares issued, other comp			4					—
Shares issued, ESPP			6		185			185
Shares issued, shared distribution			67		2,982			2,982
Stock-based compensation					936			936
Dividends declared						(4,757)		(4,757)
Net income						11,385		11,385
Other comprehensive income (loss)							(4)	(4)
Balance, March 29, 2014	—	$—	26,430	$26	$69,494	$130,048	$2,587	$202,155

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	March 29, 2014	March 30, 2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$11,385	$9,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,074	1,796
(Gain)Loss on disposal of assets	44	(2)
Provision for deferred income taxes	4	3
Allowance for doubtful accounts	(17)	3
Stock-based compensation expense	936	691
(Increase) decrease in, net of assets acquired:
Accounts receivable	(6,626)	(4,535)
Inventories	(612)	49
Income taxes receivable	954	728
Other current assets	(1,206)	(1,075)
Other assets	111	136
Increase (decrease) in, net of liabilities assumed:
Accounts payable	2,015	557
Accrued expenses and other liabilities	731	(156)
Income taxes payable	293	3,430
Other noncurrent liabilities	(2)	2
Net cash provided by operating activities	10,084	11,202
Cash flows from investing activities:
Capital expenditures	(1,959)	(3,365)
Purchases of short-term investments	(11,066)	(6,997)
Proceeds from sale of short-term investments	7,833	8,809
Net cash used in investing activities	(5,192)	(1,553)
Cash flows from financing activities:
Proceeds from stock issued	185	267
Dividends to shareholders	(4,750)	(2,351)
Change in restricted cash	3	14
Net cash used in financing activities	(4,562)	(2,070)
Effect of exchange rate changes on cash and cash equivalents	(168)	(1,482)
Net increase (decrease) in cash and cash equivalents	162	6,097
Cash and cash equivalents, beginning of period	54,912	34,478
Cash and cash equivalents, end of period	$55,074	$40,575
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$4,311	$418
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$2,982	$3,247
Common stock issued for deferred director’s compensation through other noncurrent liabilities	$—	$294

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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 7, 2014. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three month period ended March 29, 2014, are not necessarily indicative of the results that may be expected for the period ending December 27, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Earnings per share
The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended
	March 29, 2014	March 30, 2013
Net income	$11,385	$9,575
Weighted average basic shares outstanding	26,374	26,131
Basic net income per common share	$0.43	$0.37
Effect of dilutive stock options	—	1
Weighted average diluted shares outstanding	26,374	26,132
Diluted net income per common share	$0.43	$0.37

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
The Company’s 2001 Restricted Stock Plan provides for the grant of restricted stock of up to an aggregate of 928,125 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. The 2001 Restricted Stock Plan expired in 2011 and was replaced in September 2011 with the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At March 29, 2014, 732,562 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the three months ended March 29, 2014, and March 30, 2013, totaled $678 and $519 respectively.

The following table summarizes restricted stock activity from December 28, 2013, through March 29, 2014:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 28, 2013	176	32.13
Granted	—	—
Vested	—	—
Forfeitures	—	—
Nonvested balance at March 29, 2014	176	—
The Company had $4,081 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of March 29, 2014. That cost is expected to be recognized over a weighted average period of 1.38 years.
The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 5,850 shares at a weighted average price of $31.63, and 11,938 shares at a weighted average price of $22.35, under the ESPP during the three months ended March 29, 2014, and March 30, 2013, respectively. The Company recognized $52 and $45 of compensation expense during the three months ended March 29, 2014 and March 30, 2013, respectively. At March 29, 2014, 672,781 shares remained available to be issued through the ESPP and the U.K. plan.

The Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”) originally was adopted by the Board of Directors and approved by the shareholders in 2004, and amended in 2008. Under the Plan, Directors who were not officers of the Company were paid 375 shares of Company common stock and $3 in cash fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they served when the committee meeting was not held within one day of a meeting of the Board of Directors. Committee Chairmen received additional fees equal to 25% of normal compensation and the Chairman of the Board was paid twice the amount of normal compensation, with such additional compensation payable in Company common stock. Prior to June 7, 2011, Directors were able to elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock were converted to deferred stock units. Deferred stock units are treated as liabilities. At March 29, 2014, there were zero deferred stock units outstanding. The Plan has now been terminated, and no further issuance of shares will be made under the Plan.
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
Under the 2012 Directors Plan, as compensation for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board, each Nonemployee Director will be paid 500 shares of Common Stock. The Chairman’s fee is twice that of a regular director, and the fee for the chairs of each Board committee is 125% that of a regular director. The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of Shares which may be issued during any single calendar year is limited to 25,000 Shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At March 29, 2014, 236,249 shares remained available for issuance under the 2012 Directors Plan.
Directors were granted 4,000 and 4,500 shares for the three months ended March 29, 2014, and March 30, 2013, respectively. The Company recognized director stock compensation expense of $170 and $156 for the three months ended March 29, 2014, and March 30, 2013, respectively.

4. RESTRICTED CASH
On March 29, 2014, the Company had restricted cash of $331. A restricted cash reserve for customs and excise taxes in the U.K. operation was $50 at March 29, 2014. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K. Restricted cash of $281 at March 29, 2014, represents the holdback of the purchase price associated with the acquisition of Seungwon on October 18, 2012.

5. INVENTORIES

	March 29, 2014	December 28, 2013
Raw materials	$6,127	$6,037
Work in process	4,735	4,258
Finished goods	4,306	4,238
Provision for slow moving inventory	(703)	(680)
Total	$14,465	$13,853

6. GOODWILL AND INTANGIBLE ASSETS
A summary of changes in goodwill at March 29, 2014 is as follows:

Balance, December 28, 2013	$5,221
Acquisitions	—
Currency translation	(23)
Balance, March 29, 2014	$5,198
Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at December 28, 2013, indicated that there was no impairment of the carrying value of the goodwill at Sun

Korea. As of March 29, 2014, no factors were identified that indicated impairment of the carrying value of goodwill. A valuation of the reporting unit at September 28, 2013 indicated that there was no impairment of the carrying value of the goodwill at HCT.

The Company recognized $2,658 and $746 in identifiable intangible assets as a result of the acquisitions of HCT and WhiteOak, respectively. Intangible assets are held in other assets on the balance sheet. At March 29, 2014, and December 28, 2013, intangible assets consisted of the following:

	March 29, 2014			December 28, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	$774	$(207)	$567	$774	$(184)	$590
Non-compete agreement	11	(5)	6	11	(4)	7
Technology	868	(152)	716	868	(130)	738
Customer Relationships	1,751	(202)	1,549	1,751	(179)	1,572
	$3,404	$(566)	$2,838	$3,404	$(497)	$2,907
Total estimated amortization expense for the years 2015 through 2019 is presented below. The remaining amortization for 2014 is approximately $195.

Year:
2015	256
2016	255
2017	255
2018	255
2019	255
Total	$1,276
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three months ended March 29, 2014.

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
The Company recorded approximately $726 in goodwill, $746 in definite lived intangible assets, and $12 in transaction costs related to the acquisition. Of the $746 of acquired intangible assets, $18 was assigned to the WhiteOak trade name (1 year useful life), $11 was assigned to non-compete agreements (2 year useful life), $276 was assigned to customer relationships (15 year useful life), and $441 was assigned to technology (10 year useful life). Additionally, the Company recorded a gain of $528 as a result of remeasuring to fair value its 40% equity interest in WhiteOak held before the business combination. This gain was included in miscellaneous income on the Company's Consolidated Statement of Operations.
The results of operations of WhiteOak have been included in the Company’s consolidated results since the date of acquisition. Supplemental pro forma information and disclosure of acquired assets and liabilities have not been provided as this acquisition did not have a material impact on the consolidated financial statements individually or in the aggregate.

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
Facility A is subject to debt covenants (capitalized terms are defined therein) including: 1) Minimum Tangible Net Worth of not less than $92,000, increased annually by 50% of Net Income, and 2) Minimum EBITDA of not less than $5,000; and requires the Company to maintain its primary domestic deposit accounts with the bank. At March 29, 2014, the Company was in compliance with all debt covenants related to Facility A as follows:

Covenant	Required Ratio/Amount	Actual Ratio/Amount
Minimum Tangible Net Worth	$154,222	$194,096
Minimum EBITDA	Not less than $5 million	$65,632
If Facility B is activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0. As of March 29, 2014, the Company had not activated Facility B.
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended March 29, 2014, and March 30, 2013.

9. INCOME TAXES
At March 29, 2014, the Company had an unrecognized tax benefit of $1,197 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of March 29, 2014, is not considered material to the Company’s consolidated financial statements.
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

10. SEGMENT REPORTING
The Company has a single reportable segment in manufacturing, marketing, selling and distributing its products worldwide. The individual subsidiaries comprising the Company operate predominantly in a single industry as manufacturers and distributors of hydraulic components. Given the similar nature of products offered for sale, the type of customers, the methods of distribution and how the Company is managed, the Company determined that it has only one operating and reporting segment for both internal and external reporting purposes.

Geographic Region Information:
Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013
Net sales
Americas	$25,583	$24,559
Europe/Africa/ME	18,149	15,568
Asia/Pacific	13,077	10,933
Total	$56,809	$51,060

	March 29, 2014	December 28, 2013
Total assets
Americas	$147,820	$138,828
Europe/Africa/ME	58,469	58,388
Asia/Pacific	17,979	16,262
Total	$224,268	$213,478
Long-lived assets
Americas	$70,498	$70,479
Europe/Africa/ME	9,811	9,745
Asia/Pacific	4,079	4,198
Total	$84,388	$84,422

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
The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at March 29, 2014, and December 28, 2013.

	March 29, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$1,957	$131	$(104)	$1,984
Mutual funds	4,177	31	(9)	4,199
Subtotal	$6,134	$162	$(113)	$6,183
Level 2:
Corporate fixed income	$29,717	$163	$(209)	$29,671
Municipal bonds	2,819	—	(32)	2,787
Certificates of deposit and time deposits	2,383	—	—	2,383
Asset backed securities	960	—	(94)	866
Subtotal	$35,879	$163	$(335)	$35,707
Total	$42,013	$325	$(448)	$41,890
Liabilities
Level 1:
Phantom stock units	$50	$—	$—	$50
Total	$50	$—	$—	$50

	December 28, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$2,049	$137	$(64)	$2,122
Mutual funds	3,865	19	(1)	3,883
Subtotal	$5,914	$156	$(65)	$6,005
Level 2:
Corporate fixed income	$25,240	$126	$(250)	$25,116
Municipal bonds	2,775	1	(28)	2,748
Certificates of deposit and time deposits	4,014	1	—	4,015
Asset backed securities	974	—	(129)	845
Subtotal	$33,003	$128	$(407)	$32,724
Total	$38,917	$284	$(472)	$38,729
Liabilities
Level 1:
Phantom stock units	$38	$—	$—	$38
Total	$38	$—	$—	$38

The Company recognized a net realized gain on investments during the three months ended March 29, 2014 of $75 and a net realized loss of $52 during the three months ended March 30, 2013. As of March 29, 2014, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. There were no other-than-temporary impairments during the three month period ended March 29, 2014.

Maturities of investments at March 29, 2014 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$15,818	$15,846
Due after one year but within five years	10,513	10,403
Due after five years but within ten years	5,262	5,315
Due after ten years	4,286	4,143
Equity securities	1,957	1,984
Mutual Funds	4,177	4,199
Total	$42,013	$41,890
The Company reports phantom stock units as a liability. The Company recognized expense relating to this liability of $12 and $20, for the periods ended March 29, 2014, and March 30, 2013. Phantom stock units vest over a period of three years.
The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended March 29, 2014.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income by Component
Three Months Ended March 29, 2014

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 28, 2013	$(188)	$2,779	$2,591
Other comprehensive income (loss) before reclassifications	114	(69)	45
Amounts reclassified from accumulated other comprehensive income	(49)	—	(49)
Net current period other comprehensive income (loss)	65	(69)	(4)
Balance at March 29, 2014	$(123)	$2,710	$2,587
Reclassifications out of Accumulated Other Comprehensive Income
Three Months Ended March 29, 2014 and March 30, 2013

	Amount Reclassified from AOCI
Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$75	$9	Miscellaneous (income) expense, net
Other than temporary impairment	—	(61)	Miscellaneous (income) expense, net
	75	(52)	Total before tax
	(26)	17	Tax benefit
	$49	$(35)	Net of tax
Total reclassifications for the period	$49	$(35)

13. NEW ACCOUNTING PRONOUNCEMENTS
In July 2013, the FASB issued guidance on the Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under the guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, noting several exceptions. This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2013. The Company adopted this guidance in the first quarter of 2014. There was no material impact as a result of this.
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
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

Sun is a leading designer and manufacturer of high -performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned subsidiaries and independent distributors. Sales outside the United States for the year ended December 28, 2013, were approximately 57% of total net sales.

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

Industry conditions
Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products decreased 5% in 2013 after increasing 1% in 2012. The index of shipments of hydraulic products increased 9% for the three-month period ending March 29, 2014, compared to the same period of the prior year.
The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction. The index increased to 53.7 in March 2014 compared to 51.5 in March 2013. The U.S. PMI index registered 54.9 for April 2014, indicating expansion in manufacturing for the 11th consecutive month. The index was supported by growth in new orders, employment and production.

Results for the first quarter
(in millions except net income per share)

	March 29, 2014	March 30, 2013	Increase/(Decrease)
Three Months Ended
Net sales	$56.8	$51.1	11%
Net income	$11.4	$9.6	19%
Net income per share:
Basic	$0.43	$0.37	18%
Diluted	$0.43	$0.37	18%

Demand in the first quarter accelerated in late February and throughout March driving strong results for the quarter. All geographic markets grew year-over-year with Asia/Pacific increasing 20%, Europe 17%, and North America 4%.

Seasonally, the second quarter is our strongest and management expects the increased demand for the Company's products to continue. Current order rates combined with positive economic indicators, including PMI, guide our expectations. Management believes the Company has the capabilities and capacity in place to meet demand and its agile workforce will help it capitalize on future opportunities.

The Company remains focused on long-term goals. We continue to make investments, which will be funded from earnings throughout 2014, to drive future growth. These investments include new products, increased research and development, and sales and marketing efforts to expand our global reach. Asia has and will continue to be a market that provides many opportunities for growth. To help us fully realize the potential of this market, Tim Twitty, a member of the leadership team, is relocating to Shanghai, China, this summer with his family. Tim has over 20 years of experience with Sun's products, customers, and markets. His leadership will enhance our sales and marketing efforts and accelerate growth in this region, while remaining connected to the leadership team in Sarasota.

Management believes Sun’s end markets are strong as reflected in the second quarter forecast. Operationally, we have a common goal that permeates our value chain - to satisfy and ship product on-time to our customers. Long term, management believes the Company is making investments to remain a leader in its field and deliver value to all stakeholders.

Outlook
Second quarter 2014 revenues are expected to be approximately $61 million, up approximately 9% from the second quarter of 2013. Earnings per share are estimated to be $0.46 to $0.48 compared to $0.45 in the same period a year ago. Top line growth and profitability are funding investments that will benefit Sun for the long term. In the short term, these investments will impact selling, engineering and administrative expenses, and therefore earnings, throughout 2014.
COMPARISON OF THE THREE MONTHS ENDED MARCH 29, 2014 AND MARCH 30, 2013
Net Sales
Net sales were $56.8 million, an increase of $5.7 million, or 11.3%, compared to $51.1 million in 2013. The increase in net sales was driven by stronger demand for capital goods equipment, primarily from international end markets. A price increase, effective October 1, 2013, contributed approximately 2%, or $1.2 million to sales. Changes in exchange rates had a positive impact on sales of approximately $0.5 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 15% of total sales.

Asian/Pacific sales increased 19.6% or $2.1 million, to $13.1 million in the first quarter of 2014, primarily related to demand from Korea and China. Exchange rates had a $0.2 million positive impact on Asia/Pacific sales in the first quarter of 2014. EAME sales increased 16.6% or $2.6 million, to $18.1 million in the first quarter of 2014, primarily related to demand in Germany, the United Kingdom, and Austria. Sales to Europe have exceeded levels experienced prior to the general economic downturn in this region over the past two years. Exchange rates had a positive impact on sales to EAME of approximately $0.3 million in the first quarter of 2014. Sales to the Americas increased 4.2% or $1.0 million, to $25.6 million in the first quarter of 2014, driven by U.S. demand.
Gross Profit
Gross profit increased $3.6 million or 17.4% to $24.1 million in the first quarter of 2014, compared to $20.5 million in the first quarter last year. Gross profit as a percentage of net sales increased to 42.4% in the first quarter of 2014, compared to 40.2% in the first quarter last year. The increase in gross profit was primarily attributable to increased sales volume in the current quarter of approximately $1.8 million. Pricing added approximately $1.2 million to gross profit. The remainder is primarily related to lower overhead costs as a percent of sales.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses increased 11.7%, or $0.8 million, to $7.3 million in the first quarter of 2014, compared to $6.6 million last year. The change for the first quarter is primarily related to increased research and development expenses and marketing costs associated with product launches, each totaling approximately $0.2 million. The remainder is primarily made up of increases in compensation, due to stock compensation and currency effects, and outside services.
Operating Income
Operating income increased $2.8 million or 20.1% to $16.7 million in the first quarter of 2014, compared to $13.9 million in the first quarter last year, with operating margins of 29.4% and 27.3% for the first quarters of 2014 and 2013, respectively.

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

The U.S. legal entity contributed $13.0 million to our consolidated operating income in 2014, compared to $10.9 million in 2013, an increase of $2.1 million. Increased volume contributed approximately $0.9 million to operating income, while margin expansion, primarily related to pricing and lower overhead costs as a percent of sales, contributed $1.2 million. Increased revenue volume was driven by sales to the United States and China. Increasingly, the US legal entity ships products directly to customers around the world. Third party export sales from the US were $15.4 million in 2014 compared to $13.4 million in 2013. As demand strengthens internationally, the US legal entity will benefit from these direct export sales.

Our Korean subsidiary contributed $0.8 million to our consolidated operating income in 2014 compared to $0.7 million in 2013, an increase of $0.1 million. The increase was driven by higher volume as margins remained relatively flat at approximately 12%. Material cost increases were offset by lower labor and overhead costs.

Our German subsidiary contributed $1.9 million to our consolidated operating income in 2014 compared to $1.5 million during 2013, an increase of $0.4 million. Higher volume added approximately $0.2 million, with the remainder resulting from margin expansion. Operating margins were 24.5% and 22.4%, in 2014 and 2013, respectively. The margin growth was attributable to material cost decreases related to purchases of material in U.S. Dollars and a strengthening Euro.

Our U.K. subsidiary contributed $1.1 million to our consolidated operating income in 2014 compared to $1.0 million during 2013, an increase of $0.1 million. The increase was driven by higher volume as margins remained relatively flat at approximately 21%. Material cost increases were offset by lower labor and overhead costs.
Interest Income, Net
Net interest income was $0.3 million for the quarter ended March 29, 2014, compared to $0.2 million for the quarter ended March 30, 2013. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended March 29, 2014, was $86.8 million compared to $74.4 million for the quarter ended March 30, 2013.
Miscellaneous (Income) Expense, Net
Net miscellaneous expense was flat at $0.1 million for the quarters ended March 29, 2014, and March 30, 2013.
Income Taxes
The provision for income taxes for the quarter ended March 29, 2014, was 32.8% of pretax income compared to 32.4% for the quarter ended March 30, 2013. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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
Cash from operations for the three months ended March 29, 2014, was $10.1 million, a decrease of $1.1 million, compared to $11.2 million for the three months ended March 30, 2013. Net income was up approximately $1.8 million from the prior period. Changes in working capital relating to increases in accounts receivable were $6.6 million during 2014, compared to $4.5 million during 2013. Increases in inventory were $0.6 million during 2014, compared to a slight decrease during 2013. Increases in accounts payable and accruals were $2.7 million during 2014, compared to $0.4 million during 2013. These working capital changes are typical of improved business conditions in 2014 compared to those experienced in the Company’s first quarter of 2013.  Additionally, the timing of the Company's first quarter tax payment resulted in an increase to taxes payable of $1.2 million during 2014, compared to an increase of $4.2 million during 2013. Cash on hand increased $0.2 million from $54.9 million at the end of 2013 to $55.1 million at March 29, 2014. Days sales outstanding (DSO) were 38 at March 29, 2014, and 34 at March 30, 2013. The increase is primarily related to heavier sales this March and a larger percent of international sales in the current year, which tend to have longer payment terms. Inventory turns were 9.1 as of March 29, 2014, and 9.8 as of March 30, 2013.

Capital expenditures were $2.0 million for the three months ended March 29, 2014. Approximately $0.8 million related to the final payments on the Company’s new facility in Sarasota, Florida. The remainder is made up primarily of purchases of machinery and equipment. Capital expenditures, primarily related to the Company's new facility, were $3.4 million for the three months ended March 30, 2013. Capital expenditures for 2014 are estimated to be $10.0 million, which includes approximately $2.0 million for improvements to, and reconfiguring of, the Company's Manatee County facility originally constructed in 1997. Changes to this facility are expected to create operational efficiencies and productivity gains, with regard to the Company's high-volume cartridge valve line. The remainder of capital expenditures primarily consists of purchases of machinery and equipment.

The Company declared a special cash dividend relating to its shared distribution of $0.09 per share paid on March 31, 2014, to shareholders of record as of March 15, 2014. The Company declared a quarterly cash dividend of $0.09 per share payable on April 15, 2014, to shareholders of record as of March 31, 2014. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.
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

Through the first quarter of the prior year, the Company used the equity method of accounting to account for its 40% equity investment in WhiteOak. The Company did not have a majority ownership in or exercise control over the entity. The investment was not material to the financial statements of the Company at March 30, 2013. On April 1, 2013, Sun Hydraulics purchased the remaining 60% of WhiteOak (see note 7.)

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
Critical Accounting Policies and Estimates
The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, and income taxes. The Company’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 28, 2013, and did not change during the first three months of 2014.
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
Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 28, 2013, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended March 29, 2014. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at March 29, 2014. Therefore, a 1% change in interest rates up or down would not have a material effect on the Company’s income statement on an annual basis.
The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES
As of March 29, 2014, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 29, 2014, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
There were no changes in the Company’s internal controls over financial reporting during the period ended March 29, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 1A. Risk Factors.
For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 6, 2014.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)