Form 10-Q
period 2014-06-28
SUN HYDRAULICS CORP
filed 2014-08-05
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 ____________________________________________
FORM 10-Q
 ____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014	Commission file number 0-21835

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 26,454,543 shares of common stock, par value $.001, outstanding as of July 25, 2014.

Sun Hydraulics Corporation
INDEX
For the quarter ended June 28, 2014

PART I: FINANCIAL INFORMATION
Item  1.
Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	June 28, 2014	December 28, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,139	$54,912
Restricted cash	354	334
Accounts receivable, net of allowance for doubtful accounts of $117 and $117	22,666	16,984
Inventories	14,709	13,853
Income taxes receivable	—	954
Deferred income taxes	486	474
Short-term investments	38,501	38,729
Other current assets	4,417	2,816
Total current assets	153,272	129,056
Property, plant and equipment, net	77,424	75,731
Goodwill	5,329	5,221
Other assets	3,218	3,470
Total assets	$239,243	$213,478
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,976	$4,630
Accrued expenses and other liabilities	6,542	7,016
Income taxes payable	21	—
Dividends payable	2,380	2,372
Total current liabilities	14,919	14,018
Deferred income taxes	7,809	7,747
Other noncurrent liabilities	302	285
Total liabilities	23,030	22,050
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 26,448,374 and 26,352,692 shares outstanding	26	26
Capital in excess of par value	70,879	65,391
Retained earnings	139,854	123,420
Accumulated other comprehensive income (loss)	5,454	2,591
Total shareholders’ equity	216,213	191,428
Total liabilities and shareholders’ equity	$239,243	$213,478

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	June 28, 2014	June 29, 2013
	(unaudited)	(unaudited)
Net sales	$61,050	$55,788
Cost of sales	35,294	32,387
Gross profit	25,756	23,401
Selling, engineering and administrative expenses	7,379	6,640
Operating income	18,377	16,761
Interest (income) expense, net	(284)	(242)
Foreign currency transaction (gain) loss, net	(37)	(29)
Miscellaneous (income) expense, net	274	(484)
Income before income taxes	18,424	17,516
Income tax provision	6,238	5,726
Net income	$12,186	$11,790
Basic net income per common share	$0.46	$0.45
Weighted average basic shares outstanding	26,444	26,236
Diluted net income per common share	$0.46	$0.45
Weighted average diluted shares outstanding	26,444	26,236
Dividends declared per share	$0.090	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Six months ended
	June 28, 2014	June 29, 2013
	(unaudited)	(unaudited)
Net sales	$117,859	$106,848
Cost of sales	68,036	62,943
Gross profit	49,823	43,905
Selling, engineering and administrative expenses	14,720	13,212
Operating income	35,103	30,693
Interest income, net	(596)	(438)
Foreign currency transaction gain, net	(30)	(149)
Miscellaneous (income) expense, net	358	(390)
Income before income taxes	35,371	31,670
Income tax provision	11,800	10,305
Net income	$23,571	$21,365
Basic net income per common share	$0.89	$0.82
Weighted average basic shares outstanding	26,409	26,185
Diluted net income per common share	$0.89	$0.82
Weighted average diluted shares outstanding	26,409	26,185
Dividends declared per share	$0.27	$0.27

Sun Hydraulics Corporation
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$12,186	$11,790	$23,571	$21,365
Other comprehensive income (loss)
Foreign currency translation adjustments	2,741	57	2,668	(2,530)
Unrealized gain (loss) on available-for-sale securities	126	(388)	195	(224)
Total other comprehensive income (loss)	2,867	(331)	2,863	(2,754)
Comprehensive income	$15,053	$11,459	$26,434	$18,611

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 28, 2013	—	$—	26,353	$26	$65,391	$123,420	$2,591	$191,428
Shares issued, other comp			11					—
Shares issued, ESPP			13		409			409
Shares issued, shared distribution			71		3,226			3,226
Stock-based compensation					1,853			1,853
Dividends declared						(7,137)		(7,137)
Net income						23,571		23,571
Other comprehensive income (loss)							2,863	2,863
Balance, June 28, 2014	—	$—	26,448	$26	$70,879	$139,854	$5,454	$216,213

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 28, 2014	June 29, 2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$23,571	$21,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,212	3,565
(Gain)Loss on disposal of assets	134	15
Gain on investment in business	—	(528)
Provision for deferred income taxes	50	(14)
Allowance for doubtful accounts	—	(29)
Stock-based compensation expense	1,853	1,416
(Increase) decrease in, net of assets acquired:
Accounts receivable	(5,682)	(6,740)
Inventories	(856)	186
Income taxes receivable	954	728
Other current assets	(1,601)	(677)
Other assets	(99)	258
Increase (decrease) in, net of liabilities assumed:
Accounts payable	1,346	864
Accrued expenses and other liabilities	2,752	1,617
Income taxes payable	21	1,430
Other noncurrent liabilities	17	(1)
Net cash provided by operating activities	26,672	23,455
Cash flows from investing activities:
Investment in business, net of cash acquired	—	(923)
Capital expenditures	(5,057)	(9,518)
Purchases of short-term investments	(18,990)	(11,888)
Proceeds from sale of short-term investments	19,149	11,744
Net cash used in investing activities	(4,898)	(10,585)
Cash flows from financing activities:
Proceeds from stock issued	409	466
Dividends to shareholders	(7,129)	(4,710)
Change in restricted cash	(20)	21
Net cash used in financing activities	(6,740)	(4,223)
Effect of exchange rate changes on cash and cash equivalents	2,193	(1,439)
Net increase (decrease) in cash and cash equivalents	17,227	7,208
Cash and cash equivalents, beginning of period	54,912	34,478
Cash and cash equivalents, end of period	$72,139	$41,686
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$10,775	$8,161
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$3,226	$3,486
Common stock issued for deferred director’s compensation through other noncurrent liabilities	$—	$294

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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 7, 2014. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the six month period ended June 28, 2014, are not necessarily indicative of the results that may be expected for the period ending December 27, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Earnings per share
The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$12,186	$11,790	$23,571	$21,365
Weighted average basic shares outstanding	26,444	26,236	26,409	26,185
Basic net income per common share	$0.46	$0.45	$0.89	$0.82
Effect of dilutive stock options	—	—	—	—
Weighted average diluted shares outstanding	26,444	26,236	26,409	26,185
Diluted net income per common share	$0.46	$0.45	$0.89	$0.82

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
The Company’s 2001 Restricted Stock Plan provides for the grant of restricted stock of up to an aggregate of 928,125 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. The 2001 Restricted Stock Plan expired in 2011 and was replaced in September 2011 with the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At June 28, 2014, 731,262 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the six months ended June 28, 2014, and June 29, 2013, totaled $1,357 and $1,038 respectively.

The following table summarizes restricted stock activity from December 28, 2013, through June 28, 2014:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 28, 2013	176	32.13
Granted	—	—
Vested	—	—
Forfeitures	—	—
Nonvested balance at June 28, 2014	176	—
The Company had $3,402 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of June 28, 2014. That cost is expected to be recognized over a weighted average period of 1.15 years.
The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 12,304 shares at a weighted average price of $33.35, and 20,203 shares at a weighted average price of $23.08, under the ESPP during the six months ended June 28, 2014, and June 29, 2013, respectively. The Company recognized $104 and $112 of compensation expense during the six months ended June 28, 2014and June 29, 2013, respectively. At June 28, 2014, 666,327 shares remained available to be issued through the ESPP and the U.K. plan.

The Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”) originally was adopted by the Board of Directors and approved by the shareholders in 2004, and amended in 2008. Under the Plan, Directors who were not officers of the Company were paid 375 shares of Company common stock and $3 in cash fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they served when the committee meeting was not held within one day of a meeting of the Board of Directors. Committee Chairmen received additional fees equal to 25% of normal compensation and the Chairman of the Board was paid twice the amount of normal compensation, with such additional compensation payable in Company common stock. Prior to June 7, 2011, Directors were able to elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock were converted to deferred stock units. Deferred stock units are treated as liabilities. At June 28, 2014, there were zero deferred stock units outstanding. The Plan has now been terminated, and no further issuance of shares will be made under the Plan.
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
Under the 2012 Directors Plan, as compensation for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board, each Nonemployee Director will be paid 500 shares of Common Stock. The Chairman’s fee is twice that of a regular director, and the fee for the chairs of each Board committee is 125% that of a regular director. The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of Shares which may be issued during any single calendar year is limited to 25,000 Shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At June 28, 2014, 231,749 shares remained available for issuance under the 2012 Directors Plan.
Directors were granted 8,500 and 8,500 shares for the six months ended June 28, 2014, and June 29, 2013, respectively. The Company recognized director stock compensation expense of $336 and $288 for the six months ended June 28, 2014, and June 29, 2013, respectively.

4. RESTRICTED CASH
On June 28, 2014, the Company had restricted cash of $354. A restricted cash reserve for customs and excise taxes in the U.K. operation was $52 at June 28, 2014. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K. Restricted cash of $302 at June 28, 2014, represents the holdback of the purchase price associated with the acquisition of Seungwon on October 18, 2012.

5. INVENTORIES

	June 28, 2014	December 28, 2013
Raw materials	$7,006	$6,037
Work in process	4,098	4,258
Finished goods	4,354	4,238
Provision for slow moving inventory	(749)	(680)
Total	$14,709	$13,853

6. GOODWILL AND INTANGIBLE ASSETS
A summary of changes in goodwill at June 28, 2014is as follows:

Balance, December 28, 2013	$5,221
Acquisitions	—
Currency translation	108
Balance, June 28, 2014	$5,329

Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at December 28, 2013, indicated that there was no impairment of the carrying value of the goodwill at Sun Korea. A valuation of the reporting unit at September 28, 2013 indicated that there was no impairment of the carrying value of the goodwill at HCT. As of June 28, 2014, no factors were identified that indicated impairment of the carrying value of goodwill.

The Company recognized $2,658 and $746 in identifiable intangible assets as a result of the acquisitions of HCT and WhiteOak, respectively. Intangible assets are held in other assets on the balance sheet. At June 28, 2014, and December 28, 2013, intangible assets consisted of the following:

	June 28, 2014			December 28, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	$774	$(226)	$548	$774	$(184)	$590
Non-compete agreement	11	(7)	4	11	(4)	7
Technology	868	(173)	695	868	(130)	738
Customer Relationships	1,751	(225)	1,526	1,751	(179)	1,572
	$3,404	$(631)	$2,773	$3,404	$(497)	$2,907
Total estimated amortization expense for the years 2015 through 2019 is presented below. The remaining amortization for 2014 is approximately $130.

Year:
2015	256
2016	255
2017	255
2018	255
2019	255
Total	$1,276
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the six months ended June 28, 2014.

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
Facility A is subject to debt covenants (capitalized terms are defined therein) including: 1) Minimum Tangible Net Worth of not less than $92,000, increased annually by 50% of Net Income, and 2) Minimum EBITDA of not less than $5,000; and requires the Company to maintain its primary domestic deposit accounts with the bank. At June 28, 2014, the Company was in compliance with all debt covenants related to Facility A as follows:

Covenant	Required Ratio/Amount	Actual Ratio/Amount
Minimum Tangible Net Worth	$160,315	$208,111
Minimum EBITDA	Not less than $5 million	$67,068
If Facility B is activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0. As of June 28, 2014, the Company had not activated Facility B.
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended June 28, 2014, and June 29, 2013.

9. INCOME TAXES
At June 28, 2014, the Company had an unrecognized tax benefit of $1,014 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of June 28, 2014, is not considered material to the Company’s consolidated financial statements.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2004 for the majority of tax jurisdictions.
The Company’s federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2004 through 2012. To date, there have not been any significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements.
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months the Company will resolve some or all of the matters presently under consideration for 2004 through 2012 with the IRS and that there could be significant increases or decreases to unrecognized tax benefits.

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

Geographic Region Information:
Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Six months ended June 28, 2014	Six months ended June 29, 2013
Net sales
Americas	$30,259	$27,422	$55,843	$51,981
Europe/Africa/ME	18,773	16,293	36,922	31,862
Asia/Pacific	12,018	12,073	25,094	23,005
Total	$61,050	$55,788	$117,859	$106,848

	June 28, 2014	December 28, 2013
Total assets
Americas	$157,181	$138,828
Europe/Africa/ME	62,190	58,388
Asia/Pacific	19,872	16,262
Total	$239,243	$213,478
Long-lived assets
Americas	$71,156	$70,479
Europe/Africa/ME	10,502	9,745
Asia/Pacific	4,313	4,198
Total	$85,971	$84,422

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
The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at June 28, 2014, and December 28, 2013.

	June 28, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$1,850	$168	$(81)	$1,937
Mutual funds	4,284	43	(2)	4,325
Subtotal	$6,134	$211	$(83)	$6,262
Level 2:
Corporate fixed income	$29,959	$115	$(141)	$29,933
Municipal bonds	1,439	—	(25)	1,414
Asset backed securities	958	—	(66)	892
Subtotal	$32,356	$115	$(232)	$32,239
Total	$38,490	$326	$(315)	$38,501
Liabilities
Level 1:
Phantom stock units	$59	$—	$—	$59
Total	$59	$—	$—	$59

	December 28, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$2,049	$137	$(64)	$2,122
Mutual funds	3,865	19	(1)	3,883
Subtotal	$5,914	$156	$(65)	$6,005
Level 2:
Corporate fixed income	$25,240	$126	$(250)	$25,116
Municipal bonds	2,775	1	(28)	2,748
Certificates of deposit and time deposits	4,014	1	—	4,015
Asset backed securities	974	—	(129)	845
Subtotal	$33,003	$128	$(407)	$32,724
Total	$38,917	$284	$(472)	$38,729
Liabilities
Level 1:
Phantom stock units	$38	$—	$—	$38
Total	$38	$—	$—	$38

The Company recognized a net realized gain on investments during the six months ended June 28, 2014of $160 and a net realized loss of $5 during the six months ended June 29, 2013. As of June 28, 2014, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. There were no other-than-temporary impairments during the six month period ended June 28, 2014.

Maturities of investments at June 28, 2014are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$11,374	$11,386
Due after one year but within five years	10,526	10,436
Due after five years but within ten years	5,304	5,346
Due after ten years	5,152	5,071
Equity securities	1,850	1,937
Mutual Funds	4,284	4,325
Total	$38,490	$38,501
The Company reports phantom stock units as a liability. The Company recognized expense relating to this liability of $21 and $29, for the six month periods ended June 28, 2014, and June 29, 2013. Phantom stock units vest over a period of three years.
The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended June 28, 2014.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income by Component
Six Months Ended June 28, 2014

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 28, 2013	$(188)	$2,779	$2,591
Other comprehensive income (loss) before reclassifications	295	2,668	2,963
Amounts reclassified from accumulated other comprehensive income	(100)	—	(100)
Net current period other comprehensive income (loss)	195	2,668	2,863
Balance, June 28, 2014	$7	$5,447	$5,454
Reclassifications out of Accumulated Other Comprehensive Income
Six Months Ended June 28, 2014

	Amount Reclassified from AOCI
Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 28, 2014	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$160	Miscellaneous (income) expense, net
	160	Total before tax
	(60)	Tax benefit
	$100	Net of tax
Total reclassifications for the period	$100

13. NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued guidance on Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company will evaluate the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.
In April 2014, the FASB issued guidance on Reporting Discontinued Operations and Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

Industry conditions
Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products decreased 5% in 2013 after increasing 1% in 2012. The index of shipments of hydraulic products increased 4% for the three-month period ending June 28, 2014, compared to the same period of the prior year.
The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction. The index increased to 55.3 in June 2014 compared to 52.5 in June 2013. The U.S. PMI index registered 57.1 for July 2014, indicating expansion in the manufacturing sector for the 14th consecutive month. The index was supported by growth in new orders, production, and employment. Management believes this is a strong indicator for positive near-term business conditions for Sun.

Results for the second quarter
(in millions except net income per share)

	June 28, 2014	June 29, 2013	Increase
Three Months Ended
Net sales	$61.1	$55.8	9%
Net income	$12.2	$11.8	3%
Net income per share:
Basic	$0.46	$0.45	2%
Diluted	$0.46	$0.45	2%
Six Months Ended
Net sales	$117.9	$106.8	10%
Net income	$23.6	$21.4	10%
Net income per share:
Basic	$0.89	$0.82	9%
Diluted	$0.89	$0.82	9%

Sun's second quarter sales reached record levels. Demand was bolstered by European and North American end markets, with Europe up 15%, and North America 10%. Asia/Pacific sales were comparable with the same period last year.

As anticipated, second quarter earnings were affected by investments, including sales and marketing efforts in Asia and costs associated with the Company's new facility. These strategic investments support Sun's long-term profitable growth. Earnings were also impacted by additional expenses in the quarter, including increased overtime, losses on disposed assets, and increased taxes related to a change in the Company's state tax rate. Combined, these non-recurring expenses totaled approximately $0.02 per share.

The Company continues to make investments in new technology. Earlier this year the Company expanded its offering of electrically actuated cartridge valves. This quarter the Company also enhanced its automated integrated package design tool - Quick Design. This tool is available on Sun's website and allows customers to create custom integrated package solutions and receive designs in a matter of minutes. Product development efforts are on-going and management expects to release innovative products in the second half of the year.

Demand in the first half of the year was strong. Estimated third quarter sales follow the normal seasonal pattern and show growth over the same period last year. Economic indicators, like the U.S PMI, indicate further growth in the manufacturing sector.

Outlook
Third quarter 2014 revenues are expected to be approximately $55 million, up 11% from the third quarter of 2013. Earnings per share are estimated to be $0.36 to $0.38 compared to $0.32 in the same period a year ago.
COMPARISON OF THE THREE MONTHS ENDED JUNE 28, 2014 AND JUNE 29, 2013
Net Sales
Net sales were $61.1 million, an increase of $5.3 million, or 9.4%, compared to $55.8 million in the second quarter of 2013. The increase in net sales was driven by stronger demand for capital goods equipment, primarily from North American and European end markets. A price increase, effective October 1, 2013, contributed approximately 3%, or $1.8 million to sales. Changes in exchange rates had a positive impact on sales of approximately $1.1 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 15% of total sales.

Asian/Pacific sales decreased 0.5% or $0.1 million, to $12.0 million in the second quarter of 2014, primarily related to decreased demand from China. Exchange rates had a $0.4 million positive impact on Asia/Pacific sales in the second quarter of 2014. EAME sales increased 15.2% or $2.5 million, to $18.8 million in the second quarter of 2014, primarily related to demand in Germany, the United Kingdom, and Spain. Sales to Europe have exceeded levels experienced prior to the general economic downturn in this region over the past two years. Exchange rates had a positive impact on sales to EAME of approximately $0.7 million in the second quarter of 2014. Sales to the Americas increased 10.3% or $2.8 million, to $30.3 million in the second quarter of 2014, driven by U.S. demand.
Gross Profit
Gross profit increased $2.4 million or 10.1% to $25.8 million in the second quarter of 2014, compared to $23.4 million in the second quarter of last year. Gross profit as a percentage of net sales increased to 42.2% in the second quarter of 2014, compared to 41.9% in the second quarter of last year. The increase in gross profit was attributable to increased sales volume, which added approximately $1.5 million, and pricing, which added $1.8 million. These increases were partially offset by higher overhead costs. These cost increases were primarily related to indirect labor costs including overtime, building maintenance and repairs, and depreciation related to our new facility.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses increased 11.1%, or $0.7 million, to $7.4 million in the second quarter of 2014, compared to $6.6 million in the second quarter of last year. The change for the second quarter is primarily related to increases in compensation, including stock compensation and currency effects, totaling $0.3 million. The remainder is made up primarily of increased investment in China of approximately $0.2 million, and outside services of $0.1 million.
Operating Income
Operating income increased $1.6 million or 9.6% to $18.4 million in the second quarter of 2014, compared to $16.8 million in the second quarter last year, with operating margins of 30.1% and 30.0% for the second quarters of 2014 and 2013, respectively.

The Company derives its operating income based on the consolidated results of its legal entities. The Company has made the decision to consolidate engineering and manufacturing for the most part in the U.S. The Company’s foreign subsidiaries primarily act as part of our sales and distribution channel. This structure results in different operating margins among the legal entities due to the mix of products, channels to market, and industries present in different geographic regions.

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

The U.S. legal entity contributed $14.9 million to our consolidated operating income in 2014, compared to $13.7 million in 2013, an increase of $1.2 million. The increase is primarily related to volume and pricing. Increased revenue volume was driven by sales to the United States. Increasingly, the US legal entity ships products directly to customers around the world. Third party export sales from the US were $16.1 million in 2014 compared to $15.3 million in 2013. As demand strengthens internationally, the US legal entity will benefit from these direct export sales.

Our Korean subsidiary contributed $0.3 million to our consolidated operating income in 2014 compared to $0.5 million in 2013, a decrease of $0.2 million. The decrease was due to margin erosion, going from approximately 10% to 6% of sales. This decrease was primarily related to increased labor and overhead costs.

Our German subsidiary contributed $1.8 million to our consolidated operating income in 2014 compared to $1.5 million during 2013, an increase of $0.3 million. Higher volume added approximately $0.2 million, with the remainder resulting from margin expansion. Operating margins were 23.8% and 22.2%, in 2014 and 2013, respectively. The margin growth was attributable to material cost decreases related to purchases of material in U.S. Dollars and a strengthening Euro.

Our U.K. subsidiary contributed $1.2 million to our consolidated operating income in 2014 compared to $1.0 million during 2013, an increase of $0.2 million. The increase was driven by higher volume as margins remained relatively flat at approximately 21%. Material cost decreases were offset by higher labor and overhead costs.
Interest Income, Net
Net interest income was $0.3 million for the quarter ended June 28, 2014, compared to $0.2 million for the quarter ended June 29, 2013. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended June 28, 2014, was $104.1 million compared to $77.5 million for the quarter ended June 29, 2013.
Miscellaneous (Income) Expense, Net
Net miscellaneous expense was $0.3 million for the quarter ended June 28, 2014, compared to net miscellaneous income of $0.5 million for the quarter ended June 29, 2013. The current year period included losses on the disposal of assets. The prior year period included a gain of approximately $0.5 million related to the acquisition of WhiteOak Controls.
Income Taxes
The provision for income taxes for the quarter ended June 28, 2014, was 33.9% of pretax income compared to 32.7% for the quarter ended June 29, 2013. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The increase is primarily related to a change in the Company's U.S. state tax rate.
COMPARISON OF THE SIX MONTHS ENDED JUNE 28, 2014 AND JUNE 29, 2013
Net Sales
Net sales were $117.9 million, an increase of $11.0 million, or 10.3%, compared to $106.8 million in 2013. The increase in net sales was driven by stronger worldwide demand for capital goods equipment. A price increase, effective October 1, 2013, contributed approximately 2.5%, or $3.0 million to sales. Changes in exchange rates had a positive impact on sales of approximately $1.6 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 15% of total sales.

Asian/Pacific sales increased 9.1% or $2.1 million, to $25.1 million in 2014, primarily related to demand from Korea and China. Exchange rates had a $0.6 million positive impact on Asia/Pacific sales in 2014. EAME sales increased 15.9% or $5.1 million, to $36.9 million in 2014, primarily related to demand in Germany, the United Kingdom, Austria, and Spain. Sales to Europe have exceeded levels experienced prior to the general economic downturn in this region over the past two years. Exchange rates had a positive impact on sales to EAME of approximately $1.0 million in 2014. Sales to the Americas increased 7.4% or $3.9 million, to $55.8 million in 2014, driven by U.S. demand.

Gross Profit
Gross profit increased $5.9 million or 13.5% to $49.8 million in 2014, compared to $43.9 million last year. Gross profit as a percentage of net sales increased to 42.3% in 2014, compared to 41.1% last year. The increase in gross profit was primarily attributable to increased sales volume in the current period of approximately $3.3 million. Pricing added approximately $3.0 million to gross profit. This was partially offset by increased overhead expenses, primarily related to indirect labor costs including overtime, building maintenance and repairs, and depreciation related to our new facility.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses increased 11.4%, or $1.5 million, to $14.7 million in 2014, compared to $13.2 million last year. The change for the year is primarily related to increases in compensation, including stock compensation and currency effects, totaling $0.4 million. The remainder is primarily made up of increased marketing costs associated with product launches, and outside services, each totaling approximately $0.3 million.
Operating Income
Operating income increased $4.4 million or 14.4% to $35.1 million in 2014, compared to $30.7 million last year, with operating margins of 29.8% and 28.7% 2014 and 2013, respectively.

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

The U.S. legal entity contributed $27.9 million to our consolidated operating income in 2014, compared to $24.6 million in 2013, an increase of $3.3 million. The increase was driven by higher volume and pricing, which offset increased input costs. Increased revenue volume was driven by sales to the United States. Increasingly, the US legal entity ships products directly to customers around the world. Third party export sales from the US were $31.4 million in 2014 compared to $28.6 million in 2013. As demand strengthens internationally, the US legal entity will benefit from these direct export sales.

Our Korean subsidiary contributed $1.1 million to our consolidated operating income in 2014 compared to $1.2 million in 2013, a decrease of $0.1 million. The decrease was due to margin erosion, going from approximately 11% to 9% of sales. This decrease was primarily related to increased material, labor and overhead costs.

Our German subsidiary contributed $3.7 million to our consolidated operating income in 2014 compared to $3.0 million during 2013, an increase of $0.7 million. Higher volume added approximately $0.4 million, with the remainder resulting from margin expansion. Operating margins were 24.1% and 22.3%, in 2014 and 2013, respectively. The margin growth was attributable to material cost decreases related to purchases of material in U.S. Dollars and a strengthening Euro.

Our U.K. subsidiary contributed $2.3 million to our consolidated operating income in 2014 compared to $2.0 million during 2013, an increase of $0.3 million. Higher volume contributed $0.4 million, which was offset by a decrease in margin from 21% to 20%.
Interest Income, Net
Net interest income was $0.6 million in 2014, compared to $0.4 million in 2013. The Company currently has no outstanding debt. Total average cash and investments for the six months ended June 28, 2014, was $102.5 million compared to $75.7 million for the six months ended June 29, 2013.

Miscellaneous (Income) Expense, Net
Net miscellaneous expense was $0.4 million in 2014, compared to net miscellaneous income of $0.4 million in 2013. The current year period included losses on the disposal of assets. The prior year period included a gain of approximately $0.5 million related to the acquisition of WhiteOak Controls.
Income Taxes
The provision for income taxes for the six months ended June 28, 2014, was 33.4% of pretax income compared to 32.5% for the six months ended June 29, 2013. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The increase is primarily related to a change in the Company's U.S. state tax rate.

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
Cash from operations for the six months ended June 28, 2014, was $26.7 million, an increase of $3.2 million, compared to $23.5 million for the six months ended June 29, 2013. Net income was up approximately $2.2 million from the prior period. Changes in working capital relating to increases in accounts receivable were $5.7 million during 2014, compared to $6.7 million during 2013. Increases in inventory were $0.9 million during 2014, compared to a decrease of $0.2 million during 2013. Increases in accounts payable and accruals were $4.1 million during 2014, compared to $2.5 million during 2013. These working capital changes are typical of improved business conditions in 2014 compared to those experienced in the Company’s first half of 2013.  Cash on hand increased $17.2 million from $54.9 million at the end of 2013 to $72.1 million at June 28, 2014. Days sales outstanding (DSO) were 34 at June 28, 2014, and 33 at June 29, 2013. Inventory turns were 9.6 as of June 28, 2014, and 10.4 as of June 29, 2013.
Capital expenditures were $5.1 million for the six months ended June 28, 2014. Approximately $2.2 million related to construction of facilities. The remainder is made up primarily of purchases of machinery and equipment. Capital expenditures, primarily related to the Company's new facility, were $9.5 million for the six months ended June 29, 2013. Capital expenditures for 2014 are estimated to be $10.0 million, which includes approximately $2.0 million for improvements to, and reconfiguring of, the Company's Manatee County facility originally constructed in 1997. Changes to this facility are expected to create operational efficiencies and productivity gains with regard to the Company's high-volume cartridge valve line. The remainder of capital expenditures primarily consists of purchases of machinery and equipment.

The Company declared a quarterly cash dividend of $0.09 per share payable on July 15, 2014, to shareholders of record as of June 30, 2014. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.
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
Critical Accounting Policies and Estimates
The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, and income taxes. The Company’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 28, 2013, and did not change during the first six months of 2014.
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
Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 28, 2013, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended June 28, 2014. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at June 28, 2014. Therefore, a 1% change in interest rates up or down would not have a material effect on the Company’s income statement on an annual basis.
The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES
As of June 28, 2014, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 28, 2014, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
There were no changes in the Company’s internal controls over financial reporting during the period ended June 28, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 5, 2014.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)