Form 10-Q
period 2014-09-27
SUN HYDRAULICS CORP
filed 2014-11-04
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 ____________________________________________
FORM 10-Q
 ____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014	Commission file number 0-21835

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 26,568,309 shares of common stock, par value $.001, outstanding as of October 24, 2014.

Sun Hydraulics Corporation
INDEX
For the quarter ended September 27, 2014

PART I: FINANCIAL INFORMATION
Item  1.
Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	September 27, 2014	December 28, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,095	$54,912
Restricted cash	337	334
Accounts receivable, net of allowance for doubtful accounts of $146 and $117	19,805	16,984
Inventories	13,649	13,853
Income taxes receivable	—	954
Deferred income taxes	476	474
Short-term investments	55,232	38,729
Other current assets	4,001	2,816
Total current assets	159,595	129,056
Property, plant and equipment, net	76,577	75,731
Goodwill	5,242	5,221
Other assets	3,087	3,470
Total assets	$244,501	$213,478
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,919	$4,630
Accrued expenses and other liabilities	6,739	7,016
Income taxes payable	2,329	—
Dividends payable	28,848	2,372
Total current liabilities	43,835	14,018
Deferred income taxes	7,572	7,747
Other noncurrent liabilities	288	285
Total liabilities	51,695	22,050
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 26,462,819 and 26,352,692 shares outstanding	26	26
Capital in excess of par value	71,984	65,391
Retained earnings	120,883	123,420
Accumulated other comprehensive income (loss)	(87)	2,591
Total shareholders’ equity	192,806	191,428
Total liabilities and shareholders’ equity	$244,501	$213,478

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	September 27, 2014	September 28, 2013
	(unaudited)	(unaudited)
Net sales	$55,011	$49,369
Cost of sales	32,720	29,755
Gross profit	22,291	19,614
Selling, engineering and administrative expenses	7,656	6,540
Operating income	14,635	13,074
Interest (income) expense, net	(331)	(272)
Foreign currency transaction (gain) loss, net	(226)	82
Miscellaneous (income) expense, net	191	470
Income before income taxes	15,001	12,794
Income tax provision	5,124	4,519
Net income	$9,877	$8,275
Basic net income per common share	$0.37	$0.32
Weighted average basic shares outstanding	26,455	26,247
Diluted net income per common share	$0.37	$0.32
Weighted average diluted shares outstanding	26,455	26,247
Dividends declared per share	$1.090	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Nine months ended
	September 27, 2014	September 28, 2013
	(unaudited)	(unaudited)
Net sales	$172,870	$156,218
Cost of sales	100,756	92,699
Gross profit	72,114	63,519
Selling, engineering and administrative expenses	22,375	19,752
Operating income	49,739	43,767
Interest (income) expense, net	(926)	(709)
Foreign currency transaction (gain) loss, net	(256)	(68)
Miscellaneous (income) expense, net	548	80
Income before income taxes	50,373	44,464
Income tax provision	16,924	14,824
Net income	$33,449	$29,640
Basic net income per common share	$1.27	$1.13
Weighted average basic shares outstanding	26,425	26,206
Diluted net income per common share	$1.27	$1.13
Weighted average diluted shares outstanding	26,425	26,206
Dividends declared per share	$1.36	$0.36

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$9,877	$8,275	$33,449	$29,640
Other comprehensive income (loss)
Foreign currency translation adjustments	(5,158)	3,092	(2,490)	562
Unrealized gain (loss) on available-for-sale securities	(383)	31	(188)	(193)
Total other comprehensive income (loss)	(5,541)	3,123	(2,678)	369
Comprehensive income	$4,336	$11,398	$30,771	$30,009

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 28, 2013	—	$—	26,353	$26	$65,391	$123,420	$2,591	$191,428
Shares issued, other comp			19					—
Shares issued, ESPP			20		623			623
Shares issued, shared distribution			71		3,226			3,226
Stock-based compensation					2,744			2,744
Dividends declared						(35,986)		(35,986)
Net income						33,449		33,449
Other comprehensive income (loss)							(2,678)	(2,678)
Balance, September 27, 2014	—	$—	26,463	$26	$71,984	$120,883	$(87)	$192,806

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 27, 2014	September 28, 2013
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$33,449	$29,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,428	5,393
(Gain)Loss on disposal of assets	155	324
Gain on investment in business	—	(528)
Provision for deferred income taxes	53	(23)
Allowance for doubtful accounts	29	8
Stock-based compensation expense	2,744	2,124
(Increase) decrease in, net of assets acquired:
Accounts receivable	(2,850)	(4,514)
Inventories	204	(151)
Income taxes receivable	954	728
Other current assets	(1,185)	(525)
Other assets	146	284
Increase (decrease) in, net of liabilities assumed:
Accounts payable	1,289	1,115
Accrued expenses and other liabilities	2,949	2,206
Income taxes payable	2,329	679
Other noncurrent liabilities	3	21
Net cash provided by operating activities	46,697	36,781
Cash flows from investing activities:
Investment in business, net of cash acquired	—	(923)
Capital expenditures	(6,953)	(14,569)
Proceeds from dispositions of equipment	6	70
Purchases of short-term investments	(42,788)	(22,945)
Proceeds from sale of short-term investments	25,396	19,327
Net cash used in investing activities	(24,339)	(19,040)
Cash flows from financing activities:
Proceeds from stock issued	623	651
Dividends to shareholders	(9,509)	(7,072)
Change in restricted cash	(3)	1
Net cash used in financing activities	(8,889)	(6,420)
Effect of exchange rate changes on cash and cash equivalents	(2,286)	691
Net increase (decrease) in cash and cash equivalents	11,183	12,012
Cash and cash equivalents, beginning of period	54,912	34,478
Cash and cash equivalents, end of period	$66,095	$46,490
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$13,818	$13,440
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$3,226	$3,486
Common stock issued for deferred director’s compensation through other noncurrent liabilities	$—	$294

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF BUSINESS
Sun Hydraulics Corporation, and its wholly-owned subsidiaries, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Incheon, South Korea, operates a manufacturing and distribution facility. In 2012, Sun Korea acquired Seungwon Solutions Corporation (“Seungwon”), also located in Incheon, South Korea, a component supplier to Sun Korea and third parties. Sun Hydraulics (France) (“Sun France”), a liaison office located in Bordeaux, France, is used to service the French market. Sun Hydraulics established Sun Hydraulics China Co. Ltd, a representative office in Shanghai in January 2011, to develop new business opportunities in the Chinese market. Sun Hydraulics (India), a liaison office in Bangalore, India, is used to develop new business opportunities in the Indian market. On September 27, 2011, Sun Hydraulics purchased the outstanding shares of High Country Tek, Inc. (“HCT”) it did not already own. HCT, now a wholly-owned subsidiary of Sun Hydraulics, is located in Nevada City, California, and designs and manufactures ruggedized electronic/hydraulic control solutions for mobile equipment markets. WhiteOak Controls, Inc. (“WhiteOak”), a 40% equity method investment designs and produces complementary electronic control products. On April 1, 2013, Sun Hydraulics purchased the remaining 60% of WhiteOak, which was merged into HCT (see note 7).
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 7, 2014. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the nine month period ended September 27, 2014, are not necessarily indicative of the results that may be expected for the period ending December 27, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Earnings per share
The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$9,877	$8,275	$33,449	$29,640
Weighted average basic shares outstanding	26,455	26,247	26,425	26,206
Basic net income per common share	$0.37	$0.32	$1.27	$1.13
Effect of dilutive stock options	—	—	—	—
Weighted average diluted shares outstanding	26,455	26,247	26,425	26,206
Diluted net income per common share	$0.37	$0.32	$1.27	$1.13

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
The Company’s 2001 Restricted Stock Plan provides for the grant of restricted stock of up to an aggregate of 928,125 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. The 2001 Restricted Stock Plan expired in 2011 and was replaced in September 2011 with the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At September 27, 2014, 732,062 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the nine months ended September 27, 2014, and September 28, 2013, totaled $2,021 and $1,557 respectively.

The following table summarizes restricted stock activity from December 28, 2013, through September 27, 2014:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 28, 2013	176	32.18
Granted	—	—
Vested	—	—
Forfeitures	—	—
Nonvested balance at September 27, 2014	176	—
The Company had $2,718 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of September 27, 2014. That cost is expected to be recognized over a weighted average period of 0.92 years.
The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 18,373 shares at a weighted average price of $33.92, and 27,060 shares at a weighted average price of $24.05, under the ESPP during the nine months ended September 27, 2014, and September 28, 2013, respectively. The Company recognized $138 and $142 of compensation expense during the nine months ended September 27, 2014 and September 28, 2013, respectively. At September 27, 2014, 660,258 shares remained available to be issued through the ESPP and the U.K. plan.

The Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”) originally was adopted by the Board of Directors and approved by the shareholders in 2004, and amended in 2008. Under the Plan, Directors who were not officers of the Company were paid 375 shares of Company common stock and $3 in cash fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they served when the committee meeting was not held within one day of a meeting of the Board of Directors. Committee Chairmen received additional fees equal to 25% of normal compensation and the Chairman of the Board was paid twice the amount of normal compensation, with such additional compensation payable in Company common stock. Prior to June 7, 2011, Directors were able to elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock were converted to deferred stock units. Deferred stock units are treated as liabilities. At September 27, 2014, there were zero deferred stock units outstanding. The Plan has now been terminated, and no further issuance of shares will be made under the Plan.
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
Under the 2012 Directors Plan, as compensation for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board, each Nonemployee Director will be paid 500 shares of Common Stock. The Chairman’s fee is twice that of a regular director, and the fee for the chairs of each Board committee is 125% that of a regular director. The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of Shares which may be issued during any single calendar year is limited to 25,000 Shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At September 27, 2014, 227,249 shares remained available for issuance under the 2012 Directors Plan.
Directors were granted 13,000 and 12,500 shares for the nine months ended September 27, 2014, and September 28, 2013, respectively. The Company recognized director stock compensation expense of $514 and $432 for the nine months ended September 27, 2014, and September 28, 2013, respectively.

4. RESTRICTED CASH
On September 27, 2014, the Company had restricted cash of $337. A restricted cash reserve for customs and excise taxes in the U.K. operation was $49 at September 27, 2014. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K. Restricted cash of $288 at September 27, 2014, represents the holdback of the purchase price associated with the acquisition of Seungwon on October 18, 2012.

5. INVENTORIES

	September 27, 2014	December 28, 2013
Raw materials	$6,866	$6,037
Work in process	4,186	4,258
Finished goods	3,290	4,238
Provision for slow moving inventory	(693)	(680)
Total	$13,649	$13,853

6. GOODWILL AND INTANGIBLE ASSETS
A summary of changes in goodwill at September 27, 2014 is as follows:

Balance, December 28, 2013	$5,221
Acquisitions	—
Currency translation	21
Balance, September 27, 2014	$5,242

Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at December 28, 2013, indicated that there was no impairment of the carrying value of the goodwill at Sun

Korea. A valuation of the reporting unit at September 27, 2014 indicated that there was no impairment of the carrying value of the goodwill at HCT. As of September 27, 2014, no factors were identified that indicated impairment of the carrying value of goodwill.

The Company recognized $2,658 and $746 in identifiable intangible assets as a result of the acquisitions of HCT and WhiteOak, respectively. Intangible assets are held in other assets on the balance sheet. At September 27, 2014, and December 28, 2013, intangible assets consisted of the following:

	September 27, 2014			December 28, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	$774	$(245)	$529	$774	$(184)	$590
Non-compete agreement	11	(8)	3	11	(4)	7
Technology	868	(194)	674	868	(130)	738
Customer Relationships	1,751	(249)	1,502	1,751	(179)	1,572
	$3,404	$(696)	$2,708	$3,404	$(497)	$2,907
Total estimated amortization expense for the years 2015 through 2019 is presented below. The remaining amortization for 2014 is approximately $65.

Year:
2015	256
2016	255
2017	255
2018	255
2019	255
Total	$1,276
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the nine months ended September 27, 2014.

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
Facility A is subject to debt covenants (capitalized terms are defined therein) including: 1) Minimum Tangible Net Worth of not less than $92,000, increased annually by 50% of Net Income, and 2) Minimum EBITDA of not less than $5,000; and requires the Company to maintain its primary domestic deposit accounts with the bank. At September 27, 2014, the Company was in compliance with all debt covenants related to Facility A as follows:

Covenant	Required Ratio/Amount	Actual Ratio/Amount
Minimum Tangible Net Worth	$165,254	$184,701
Minimum EBITDA	Not less than $5 million	$69,271
If Facility B is activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0. As of September 27, 2014, the Company had not activated Facility B.
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended September 27, 2014, and September 28, 2013.

9. INCOME TAXES
At September 27, 2014, the Company had an unrecognized tax benefit of $1,014 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of September 27, 2014, is not considered material to the Company’s consolidated financial statements.
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

Geographic Region Information:
Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Nine months ended September 27, 2014	Nine months ended September 28, 2013
Net sales
Americas	$27,399	$24,943	$83,242	$76,925
Europe/Africa/ME	17,016	14,807	53,937	46,669
Asia/Pacific	10,596	9,619	35,691	32,624
Total	$55,011	$49,369	$172,870	$156,218

	September 27, 2014	December 28, 2013
Total assets
Americas	$164,950	$138,828
Europe/Africa/ME	60,289	58,388
Asia/Pacific	19,262	16,262
Total	$244,501	$213,478
Long-lived assets
Americas	$71,111	$70,479
Europe/Africa/ME	9,672	9,745
Asia/Pacific	4,123	4,198
Total	$84,906	$84,422

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
The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at September 27, 2014, and December 28, 2013.

	September 27, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$1,827	$124	$(178)	$1,773
Mutual funds	10,264	34	(42)	10,256
Subtotal	$12,091	$158	$(220)	$12,029
Level 2:
Corporate fixed income	$39,019	$21	$(469)	$38,571
Government securities	51	—	—	51
Municipal bonds	3,790	—	(29)	3,761
Asset backed securities	887	—	(67)	820
Subtotal	$43,747	$21	$(565)	$43,203
Total	$55,838	$179	$(785)	$55,232
Liabilities
Level 1:
Phantom stock units	$65	$—	$—	$65
Total	$65	$—	$—	$65

	December 28, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$2,049	$137	$(64)	$2,122
Mutual funds	3,865	19	(1)	3,883
Subtotal	$5,914	$156	$(65)	$6,005
Level 2:
Corporate fixed income	$25,240	$126	$(250)	$25,116
Municipal bonds	2,775	1	(28)	2,748
Certificates of deposit and time deposits	4,014	1	—	4,015
Asset backed securities	974	—	(129)	845
Subtotal	$33,003	$128	$(407)	$32,724
Total	$38,917	$284	$(472)	$38,729
Liabilities
Level 1:
Phantom stock units	$38	$—	$—	$38
Total	$38	$—	$—	$38

The Company recognized a net realized gain on investments during the nine months ended September 27, 2014 of $180 and a net realized loss of $7 during the nine months ended September 28, 2013. As of September 27, 2014, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The

Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. There were no other-than-temporary impairments during the nine month period ended September 27, 2014.
Maturities of investments at September 27, 2014 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$15,263	$15,228
Due after one year but within five years	16,863	16,644
Due after five years but within ten years	6,064	5,914
Due after ten years	5,557	5,417
Equity securities	1,827	1,773
Mutual Funds	10,264	10,256
Total	$55,838	$55,232
The Company reports phantom stock units as a liability. The Company recognized expense relating to this liability of $26 and $50, for the nine month periods ended September 27, 2014, and September 28, 2013. Phantom stock units vest over a period of three years.
The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended September 27, 2014.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income by Component
Nine Months Ended September 27, 2014

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 28, 2013	$(188)	$2,779	$2,591
Other comprehensive income (loss) before reclassifications	(75)	(2,490)	(2,565)
Amounts reclassified from accumulated other comprehensive income	(113)	—	(113)
Net current period other comprehensive income (loss)	(188)	(2,490)	(2,678)
Balance, September 27, 2014	$(376)	$289	$(87)
Reclassifications out of Accumulated Other Comprehensive Income
Nine Months Ended September 27, 2014

	Amount Reclassified from AOCI
Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 27, 2014	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$180	Miscellaneous (income) expense, net
	180	Total before tax
	(67)	Tax benefit
	$113	Net of tax
Total reclassifications for the period	$113

13. NEW ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued guidance on Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. The guidance applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
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

Industry conditions
Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products decreased 5% in 2013 after increasing 1% in 2012. The index of shipments of hydraulic products increased 7% for the three-month period ending September 27, 2014, compared to the same period of the prior year.
The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction. The index increased to 56.6 in September 2014 compared to 56.2 in September 2013. The U.S. PMI index registered 59.0 for October 2014, indicating expansion in the manufacturing sector for the 17th consecutive month. The index was supported by growth in new orders, production, and employment. Management believes this is a strong indicator for positive near-term business conditions for Sun.

Results for the third quarter
(in millions except net income per share)

	September 27, 2014	September 28, 2013	Increase
Three Months Ended
Net sales	$55.0	$49.4	11%
Net income	$9.9	$8.3	19%
Net income per share:
Basic	$0.37	$0.32	16%
Diluted	$0.37	$0.32	16%
Nine Months Ended
Net sales	$172.9	$156.2	11%
Net income	$33.4	$29.6	13%
Net income per share:
Basic	$1.27	$1.13	12%
Diluted	$1.27	$1.13	12%

Sun's third quarter results were strong compared to last year. Demand was bolstered by all geographic end markets, with Europe up 15%, and North America and Asia/Pacific each up 10%. Earnings came in as expected and included ongoing investments in product development and marketing efforts.

Management believes that investing in the business for sustainable, profitable growth is key to operations. In 2014, these investments include physical capacity, product development, and marketing efforts in Asia. These investments benefit Sun and our stakeholders long-term, and help drive value for shareholders. In addition to investing in the business, the Company's financial performance and ability to generate cash allowed the return of cash to shareholders through a $1.00 per share special dividend, paid last month. The Company did this while maintaining a balance sheet that affords the ability to continue to invest in the business and take advantage of market opportunities for growth. Sun's focus remains on providing differentiated products and services to customers, and delivering further value to stakeholders.

Outlook
Fourth quarter 2014 revenues are expected to be approximately $55 million, up 12% from the fourth quarter of 2013. Earnings per share are estimated to be $0.37 to $0.39 compared to $0.32 in the same period a year ago.

For the year, revenues are expected to be approximately $228 million, up 11% from the prior year. Earnings per share are estimated to be $1.64 to $1.66 compared to earnings per share of $1.45 in the prior year.
COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
Net Sales
Net sales were $55.0 million, an increase of $5.6 million, or 11.4%, compared to $49.4 million in the third quarter of 2013. The increase in net sales was driven by stronger demand for capital goods equipment in all major geographic end markets. A price increase, effective October 1, 2013, contributed approximately 2.5%, or $1.4 million to sales. Changes in exchange rates had a positive impact on sales of approximately $0.6 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 15% of total sales.

Asian/Pacific sales increased 10.2% or $1.0 million, to $10.6 million in the third quarter of 2014, primarily related to increased demand from China. Exchange rates had a $0.4 million positive impact on Asia/Pacific sales in the third quarter of 2014. EAME sales increased 14.9% or $2.2 million, to $17.0 million in the third quarter of 2014, primarily related to demand in Germany, and the United Kingdom. Sales to Europe have exceeded levels experienced prior to the general economic downturn in this region over the past two years. Exchange rates had a positive impact on sales to EAME of approximately $0.2 million in the third quarter of 2014. Sales to the Americas increased 9.8% or $2.5 million, to $27.4 million in the third quarter of 2014, driven by U.S. demand.
Gross Profit
Gross profit increased $2.7 million or 13.6%, to $22.3 million in the third quarter of 2014, compared to $19.6 million in the third quarter of last year. Gross profit as a percentage of net sales increased to 40.5% in the third quarter of 2014, compared to 39.7% in the third quarter of last year. The increase in gross profit was attributable to increased sales volume, which added approximately $1.7 million, and pricing, which added $1.4 million. These increases were partially offset by higher material costs as a percent of sales.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses increased 17.1%, or $1.1 million, to $7.7 million in the third quarter of 2014, compared to $6.5 million in the third quarter of last year. The change is primarily related to increases in R&D and outside services, each totaling $0.3 million. Marketing efforts in Asia also added $0.2 million in the current period.
Operating Income
Operating income increased $1.6 million or 11.9%, to $14.6 million in the third quarter of 2014, compared to $13.1 million in the third quarter last year, with operating margins of 26.6% and 26.5% for the third quarters of 2014 and 2013, respectively.

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

The U.S. legal entity contributed $11.6 million to our consolidated operating income in 2014, compared to $10.4 million in 2013, an increase of $1.2 million. The increase is primarily related to volume and pricing. Increased revenue volume was driven by sales to the United States. Increasingly, the US legal entity ships products directly to customers around the world. Third party export sales from the US were $13.8 million in 2014 compared to $12.3 million in 2013. As demand strengthens internationally, the US legal entity will benefit from these direct export sales.

Our Korean subsidiary contributed $0.3 million to our consolidated operating income in 2014 and 2013, maintaining similar operating margins.

Our German subsidiary contributed $1.8 million to our consolidated operating income in 2014 compared to $1.5 million during 2013, an increase of $0.3 million. Higher volume added approximately $0.2 million, with the remainder resulting from margin expansion. Operating margins were 24.4% and 22.9%, in 2014 and 2013, respectively.

Our U.K. subsidiary contributed $0.9 million to our consolidated operating income in 2014 and 2013. Increases from volume of $0.2 million offset increased labor and overhead costs.
Interest Income, Net
Net interest income was $0.3 million for the quarter ended September 27, 2014, compared to $0.3 million for the quarter ended September 28, 2013. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended September 27, 2014, was $116.3 million compared to $83.1 million for the quarter ended September 28, 2013.
Miscellaneous (Income) Expense, Net
Net miscellaneous expense was $0.2 million for the quarter ended September 27, 2014, compared to net miscellaneous expense of $0.5 million for the quarter ended September 28, 2013. The current period amount is primarily related to an insurance settlement. The prior year amount is related to losses on the disposal of assets.
Income Taxes
The provision for income taxes for the quarter ended September 27, 2014, was 34.2% of pretax income compared to 35.3% for the quarter ended September 28, 2013. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. For the current period, taxes include discrete items of approximately 1.3% of pretax income related to provision to return true-ups. The prior year period included discrete items of approximately 1.9% of pretax income.
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013
Net Sales
Net sales were $172.9 million, an increase of $16.7 million, or 10.7%, compared to $156.2 million in 2013. The increase in net sales was driven by stronger worldwide demand for capital goods equipment. A price increase, effective October 1, 2013, contributed approximately 2.5%, or $4.4 million to sales. Changes in exchange rates had a positive impact on sales of approximately $2.2 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 15% of total sales.

Asian/Pacific sales increased 9.4% or $3.1 million, to $35.7 million in 2014, primarily related to demand from Korea and China. Exchange rates had a $1.0 million positive impact on Asia/Pacific sales in 2014. EAME sales increased 15.6% or $7.3 million, to $53.9 million in 2014, primarily related to demand in Germany, and the United Kingdom. Significant increases were also noted in Austria, Ireland and Spain. Sales to Europe have exceeded levels experienced prior to the general economic downturn in this region over the past two years. Exchange rates had a positive impact on sales to EAME of approximately $1.2 million in 2014. Sales to the Americas increased 8.2% or $6.3 million, to $83.2 million in 2014, driven by U.S. demand.

Gross Profit
Gross profit increased $8.6 million or 13.5%, to $72.1 million in 2014, compared to $63.5 million last year. Gross profit as a percentage of net sales increased to 41.7% in 2014, compared to 40.7% last year. The increase in gross profit was primarily attributable to increased sales volume in the current period of approximately $5.0 million. Pricing added approximately $4.4 million to gross profit. This was partially offset by increased material and overhead expenses, related to indirect labor costs including overtime, building maintenance and repairs, and depreciation on our new facility.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses increased 13.3%, or $2.6 million, to $22.4 million in 2014, compared to $19.8 million last year. The change for the year is primarily related to increases in compensation, including stock compensation and currency effects, totaling $0.7 million. The remainder is primarily made up of increased marketing costs associated with product launches and marketing efforts in Asia, totaling approximately $0.4 million, R&D of approximately $0.4 million, and outside services of approximately $0.6 million.
Operating Income
Operating income increased $6.0 million or 13.6% to $49.7 million in 2014, compared to $43.8 million last year, with operating margins of 28.8% and 28.0% 2014 and 2013, respectively.

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

The U.S. legal entity contributed $39.6 million to our consolidated operating income in 2014, compared to $34.9 million in 2013, an increase of $4.7 million. The increase was driven by higher volume and pricing, which offset increased input costs. Increased revenue volume was driven by sales to the United States. Increasingly, the US legal entity ships products directly to customers around the world. Third party export sales from the US were $45.2 million in 2014 compared to $40.9 million in 2013. As demand strengthens internationally, the US legal entity will benefit from these direct export sales.

Our Korean subsidiary contributed $1.4 million to our consolidated operating income in 2014 compared to $1.5 million in 2013, a decrease of $0.1 million. The decrease was due to margin erosion, going from approximately 10.1% to 8.4% of sales. This decrease was primarily related to increased material, labor and overhead costs.

Our German subsidiary contributed $5.6 million to our consolidated operating income in 2014 compared to $4.5 million during 2013, an increase of $1.1 million. Higher volume added approximately $0.4 million, with the remainder resulting from margin expansion. Operating margins were 24.2% and 22.5%, in 2014 and 2013, respectively. The margin growth was attributable to material cost decreases related to purchases of material in U.S. Dollars and a strengthening Euro.

Our U.K. subsidiary contributed $3.1 million to our consolidated operating income in 2014 compared to $2.9 million during 2013, an increase of $0.2 million. Higher volume contributed $0.6 million, which was partially offset by a decrease in margin from 21.3% to 19.4%.
Interest Income, Net
Net interest income was $0.9 million in 2014, compared to $0.7 million in 2013. The Company currently has no outstanding debt. Total average cash and investments for the nine months ended September 27, 2014, was $107.8 million compared to $80.0 million for the nine months ended September 28, 2013.

Miscellaneous (Income) Expense, Net
Net miscellaneous expense was $0.5 million in 2014, compared to net miscellaneous expense of $0.1 million in 2013. The current and prior year periods included losses on the disposal of assets. The prior year amounts were offset by a gain resulting from the acquisition of WhiteOak Controls.
Income Taxes
The provision for income taxes for the nine months ended September 27, 2014, was 33.6% of pretax income compared to 33.3% for the nine months ended September 28, 2013. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The increase is primarily related to a change in the Company's U.S. state tax rate. For the current period, taxes include discrete items of approximately 0.7% of pretax income related to provision to return true-ups. The prior year period included discrete items of approximately 0.5% of pretax income.

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
Cash from operations for the nine months ended September 27, 2014, was $46.7 million, an increase of $9.9 million, compared to $36.8 million for the nine months ended September 28, 2013. Net income was up approximately $3.8 million from the prior period. Changes in working capital relating to increases in accounts receivable were $2.9 million during 2014, compared to $4.5 million during 2013. Decreases in inventory were $0.2 million during 2014, compared to an increase of $0.2 million during 2013. These changes are the result of improved days sales outstanding and inventory turns. Increases in accounts payable and accruals were $4.2 million during 2014, compared to $3.3 million during 2013, which is typical of improved business conditions in 2014 compared to, those experienced in 2013.  Cash on hand increased $11.2 million from $54.9 million at the end of 2013 to $66.1 million at September 27, 2014. Days sales outstanding (DSO) were 33 at September 27, 2014, and 34 at September 28, 2013. Inventory turns were 9.6 as of September 27, 2014, and 9.3 as of September 28, 2013.
Capital expenditures were $7.0 million for the nine months ended September 27, 2014. Approximately $2.2 million related to construction of facilities. The remainder is made up primarily of purchases of machinery and equipment. Capital expenditures, related to the Company's new facility, were $14.6 million for the nine months ended September 28, 2013. Capital expenditures for 2014 are estimated to be $10.0 million, which includes approximately $2.5 million for improvements to, and reconfiguring of, the Company's Manatee County facility originally constructed in 1997. Changes to this facility are expected to create operational efficiencies and productivity gains with regard to the Company's high-volume cartridge valve line. The remainder of capital expenditures primarily consists of purchases of machinery and equipment.

The Company declared a quarterly cash dividend of $0.09 per share payable on October 15, 2014, to shareholders of record as of October 2, 2014. In addition to the regular quarterly dividend, the Company declared a special cash dividend of $1.00 per share payable on October 24, 2014, to shareholders of record on October 10, 2014. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.
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
Critical Accounting Policies and Estimates
The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, and income taxes. The Company’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 28, 2013, and did not change during the first nine months of 2014.
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
Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 28, 2013, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended September 27, 2014. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at September 27, 2014. Therefore, a 1% change in interest rates up or down would not have a material effect on the Company’s income statement on an annual basis.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES
As of September 27, 2014, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 27, 2014, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
There were no changes in the Company’s internal controls over financial reporting during the period ended September 27, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 4, 2014.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)