Form 10-K
period 2014-12-27
SUN HYDRAULICS CORP
filed 2015-02-24
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 ____________________________________________
FORM 10-K
 ____________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2014	Commission file number 0-21835

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq Stock Market, LLC, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $908,821,678.
The Registrant had 26,583,384 shares of common stock, par value $.001, outstanding as of February 19, 2015.

PART 1

ITEM 1. BUSINESS
Overview
Sun Hydraulics Corporation (“Sun,” the “Company” or “We”) was founded in 1970, in Sarasota, FL, USA, and for the past 45 years has provided global capital goods industries with hydraulics components and systems used to transmit power and control force, speed and motion. Sun’s products typically add a fine degree of precision and safety to the machinery and equipment in which they are used.
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
To further augment its capabilities in the electronic area, the Company, in 2011, acquired High Country Tek, Inc. (“HCT”), which designs and manufactures a range of standard and customizable electronic control modules used to interpret electronic signals. In 2013, the Company acquired WhiteOak Controls Inc. ("WhiteOak"), which was merged into HCT. WhiteOak designs and produces complementary electronic control products. In 2014, the Company entered into a technology licensing agreement with Sturman Industries ("Sturman") to utilize Sturman's digital valve technology in fluid power markets. The addition of these capabilities with Sun’s legacy products and capabilities expands the scope of unique product solutions the Company can offer its customers.
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
In 2014, 50% of consolidated sales went to customers in the Americas, 30% to customers in Europe, the Middle East and Africa, and 20% to customers in the Asia/Pacific Region. In 2014, sales to any single customer or distributor did not exceed 7% of total net sales.
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
The Company currently has 91 distributors, 69 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2014, sales to the Company’s largest distributor represented less than 7% of net sales.
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

Employees
As of December 27, 2014, Sun had 719 full-time employees in the United States, 25 at HCT, 61 in England, 36 in Germany, one in France, 60 in Korea, two in India and five in China. Over 90% of its employees are engaged in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company’s operating units, and management believes that relations with its employees are good. Employees are paid either hourly or with an annual salary at rates that are competitive with other companies in the industry and geographic areas in which they operate. Management believes that Sun’s culture, competitive salaries and wages, above average health and retirement plans, and its safe and pleasant working environment discourage employee turnover and encourage efficient, high-quality production. Nevertheless, due to the nature of the Company’s manufacturing business, it is sometimes difficult to attract skilled personnel. (See Risk Factors: We are dependent upon key employees and skilled personnel.)

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

Sales in our industry are subject to economic cycles. The capital goods industry in general, and the hydraulics industry in particular, are subject to economic cycles, which directly affect customer orders, lead times and sales volume. Economic downturns generally have a material adverse effect on our business and results of operations, as they did in 2009. Cyclical economic expansions such as those of 2014, provide a context where demand for capital goods is stimulated, creating increased demand for the products we produce. In the future, continued weakening or improvement in the economy will directly affect orders and influence results of operations.
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

We are subject to risks relating to international sales. International sales represent a significant proportion of our consolidated sales. In 2014, approximately 57% of our net sales were outside of the United States. We will continue to expand the scope of operations outside the United States, both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions, and, particularly in emerging economies, potential political and economic instability and regional conflicts.

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

We are subject to control by certain shareholders and management. Christine L. Koski, the daughter of the deceased founder of the Company, Robert E. Koski, is a member of the board of directors. She, along with other family members, own or control approximately 14% of the outstanding shares of our common stock. Accordingly, the members of the Koski family have the ability to influence significantly the election of our directors and the outcome of certain corporate actions requiring shareholder approval, and to influence our business. Such influence could preclude any acquisition of the Company and could adversely affect the price of our common stock. Our directors and executive officers as a group beneficially own or control approximately 11% of the outstanding shares of our common stock.

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

The Company owns a 10,000 square foot distribution and manufacturing facility in Incheon, Korea. Additionally, the Company leases a 38,000 square foot distribution and manufacturing facility in Incheon, Korea. Subsequent to year end, the Company's owned facility was listed for sale.

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

	High	Low	Dividends declared
2014
First quarter	44.740	34.990	0.180
Second quarter	44.310	36.660	0.090
Third quarter	42.110	35.910	1.090
Fourth quarter	42.940	33.840	0.090
2013
First quarter	33.160	26.080	0.180
Second quarter	33.610	29.640	0.090
Third quarter	36.300	30.000	0.090
Fourth quarter	43.270	34.950	0.090

Holders

There were 174 shareholders of record of Common Stock on February 19, 2015. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 13,000 beneficial owners of Common Stock.

Dividends

Quarterly dividends of $0.09 per share were paid on the 15th day of each month following the date of declaration.

In addition to the regular quarterly dividends, the Company declared shared distribution cash dividends in 2014 and 2013 equal to $0.09 per share. The 2014 dividend was paid on March 31, 2014, to shareholders of record on March 15, 2014, and the 2013 dividend was paid on March 31, 2013, to shareholders of record on March 15, 2013.

In light of the Company's strong cash position, ability to generate on-going cash, and strong financial performance in the first half of 2014, the Company declared a special cash dividend of $1.00 per share that was paid on October 24, 2014, to shareholders of record as of October 10, 2014.

The Company’s board of directors declared a shared distribution cash dividend of $0.09 per share, payable on March 31, 2015, to shareholders of record as of March 15, 2015.

The Company’s board of directors currently intends to continue to pay a quarterly dividend of $0.09 per share during 2015. However, the declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon the Company's profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

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

Equity Compensation Plans

Information called for by Item 5 is provided in Note 14 of our 2014 Audited Financial Statements (Item 8 of this report).

Issuer Purchases of Equity Securities

The Company did not repurchase any of its stock during the fourth quarter of 2014.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Sun, the Russell 2000 Index and the Value Line Machinery Industry Group, from January 2, 2010, to December 27, 2014, assuming $100 invested in each on January 2, 2010. Total return assumes reinvestment of any dividends for all companies considered within the comparison. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	1/2/2010	1/1/2011	12/31/2011	12/29/2012	12/28/2013	12/27/2014
Sun Hydraulics Corporation	100.00	148.08	139.83	157.82	262.94	262.98
Russell 2000 Index	100.00	126.85	121.56	138.56	195.89	207.64
Value Line Machinery Industry Group	100.00	166.30	189.30	247.94	357.88	389.91

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements and related notes contained herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business."

The Company reports on a fiscal year that ends on the Saturday closest to December 31st. Each quarter consists of thirteen weeks.

	Year ended
	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011
	(in thousands except per share data)
Statement of Operations:
Net Sales	$227,673	$205,267	$204,367	$204,171	$150,695
Gross Profit	93,892	82,961	80,572	79,215	52,343
Operating Income	64,071	56,171	54,409	55,269	31,039
Income before income taxes	65,742	57,172	55,853	57,586	31,643
Net income	$43,775	$37,984	$37,398	$37,677	$21,400
Basic net income per common share	$1.65	$1.45	$1.44	$1.47	$0.84
Diluted net income per common share	$1.65	$1.45	$1.44	$1.47	$0.84
Dividends per common share	$1.45	$0.45	$1.48	$0.40	$0.57
Other Financial Data:
Depreciation and amortization	$8,718	$7,227	$7,186	$6,721	$6,873
Capital expenditures	10,667	17,935	13,359	10,143	3,856
Balance Sheet Data:
Cash and cash equivalents	$56,843	$54,912	$34,478	$42,834	$33,206
Working capital	119,815	115,038	90,198	89,744	66,150
Total assets	222,764	213,478	175,121	167,528	132,034
Total debt	—	—	—	—	—
Shareholders' equity	198,259	191,428	155,273	145,276	115,024

ITEM 7. MANAGEMENT'S DISCCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned subsidiaries and independent distributors. Sales outside the United States for the year ended December 27, 2014, were approximately 57% of total net sales.

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

Industry Conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 6% in 2014, after decreasing 5% in 2013 and increasing 1% in 2012.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI), with the PMI providing a six to ten months leading indication of business conditions. A PMI above 50 indicates economic expansion in the manufacturing sector and when below 50, it indicates economic contraction. The index decreased to 55.1 in December 2014, from 56.1 (seasonally adjusted) in December 2013. Although down in December on a year over year basis, the index showed considerable strength in the manufacturing sector for much of 2014. The index in January 2015 was 53.1, indicating growth, albeit at a slower rate, for the 20th consecutive month.

Results for the 2014 fiscal year

(in millions except net income per share)
	December 27, 2014	December 28, 2013	Increase
Twelve Months Ended
Net sales	$227.7	$205.3	11%
Net income	$43.8	$38.0	15%
Net income per share:
Basic	$1.65	$1.45	14%
Diluted	$1.65	$1.45	14%
Three Months Ended
Net sales	$54.8	$49.1	12%
Net income	$10.3	$8.3	24%
Net income per share:
Basic	$0.39	$0.32	22%
Diluted	$0.39	$0.32	22%

Demand was strong throughout the fourth quarter. All geographic end markets expanded in the quarter, led by robust demand in North America, which was up 18%. Asia/Pacific and Europe were each up 5%. For the year, the Company was able to drive double digit top and bottom line growth. Its performance led the Board to once again declare a shared distribution, recognizing the importance of both employees and shareholders.

The Company made significant investments for future growth in 2014, and management is seeing positive signs as a result. With the addition of its third U.S. facility, the larger physical footprint provides the capacity to grow and drive operational improvements. This leads to faster response times to better satisfy customers. New products, including prototype valves utilizing the new licensed Sturman technology, are creating interesting opportunities with both existing and new customers. Product development efforts increase the Company's capabilities and enhance its offering of integrated package solutions. Management anticipates continued product development and new product releases in 2015.

Despite some headwinds, 2015 is off to a good start. The breadth and depth of the Company's product line lends itself well to serving diverse end-user markets and eliminating reliance on any one industry. Geographically, there are pockets of strength, including North America and parts of Europe. In China, the Company has expanded its customer base, which mitigates a slowdown in Asia/Pacific. Management believes it is well positioned to respond to business conditions in 2015. Diverse end markets, coupled with on-going investment in products and marketing efforts prepare Sun for future business growth. The Company also has the infrastructure in place and a strong balance sheet to capitalize on opportunities. The Company ended 2014 with cash and marketable securities of $100.5 million, and zero dollars of long-term debt.

Dividends

The Company declared quarterly dividends of $0.09 per share during 2014. These dividends were paid on the 15th day of the month following the date of declaration. Additionally, in 2014, the Company declared a shared distribution cash dividend of $0.09 per share that was paid on March 31, 2014, to shareholders of record on March 15, 2014.

In light of the Company's strong cash position, ability to generate on-going cash, and strong financial performance in the first half of 2014, the Company declared a special cash dividend of $1.00 per share that was paid on October 24, 2014, to shareholders of record as of October 10, 2014.

In February 2015, the Board elected to once again apportion a shared distribution for employees and shareholders based on the
Company’s 2014 results. The shared distribution consists of a 10.0% contribution of salaries to all eligible employees, most of which will be paid into retirement plans via Sun Hydraulics stock, and a $0.09 per share dividend to shareholders, totaling approximately $6.1 million. The shared distribution concept was introduced in 2008 as a way to reward both shareholders and employees when Sun has a successful year.

The shared distribution dividend will be issued to shareholders of record on March 15, 2015, with payment on March 31, 2015.

Outlook

First quarter 2015 revenues are expected to be approximately $55 million, down 3% from the first quarter of 2014, primarily driven by a strong U.S. Dollar against the Euro. Earnings per share are estimated to be $0.40 to $0.42 compared to $0.43 in the same period a year ago. The first quarter will look similar on the top line to the fourth quarter, but operationally the Company expects to drive more profit to the bottom line.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s statements of operations as a percentage of net sales.

	For the year ended
	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	41.2%	40.4%	39.4%	38.8%	34.7%
Operating income	28.1%	27.4%	26.6%	27.1%	20.6%
Income before income taxes	28.9%	27.9%	27.3%	28.2%	21.0%

Comparison of Years Ended December 27, 2014 and December 28, 2013

Net Sales
Net sales were $227.7 million, an increase of $22.4 million, compared to $205.3 million in 2013. Demand for our products in 2014 was primarily driven by increased demand in all major global end markets, which primarily include capital goods equipment. Price increases, effective October 1, 2013, and December 1, 2014, contributed approximately 2% to sales. Exchange rates had a positive impact on sales in both 2014 and 2013 of approximately $1.6 million and $1.1 million, respectively. New product sales (defined as products introduced within the last five years) continue to make up 10%-15% of total sales.

Asian/Pacific sales increased 8.5% or $3.6 million, to $45.9 million in 2014, primarily related to demand from Korea and China. Exchange rates had a $0.8 million positive impact on Asia/Pacific sales in 2014. EAME sales increased 13.1% or $8.0 million, to $69.2 million in 2014, primarily related to demand in Germany and the United Kingdom. Significant increases were also noted in Austria, Ireland, and Spain. Additionally, currency had a $0.8 million positive impact to EAME sales in 2014. Sales to the Americas increased 10.6% or $10.8 million, to $112.5 million in 2014, driven by U.S. demand.

Gross Profit
Gross profit increased $10.9 million or 13.2% to $93.9 million in 2014, compared to $83.0 million in 2013. Gross profit as a percentage of net sales increased to 41.2% in 2014, compared to 40.4% in 2013.

The increase in gross profit was primarily attributable to increased sales volume in the current period of approximately $7.0 million. Pricing added approximately $5.0 million to gross profit. This was partially offset by increased material and overhead expenses, related to indirect labor costs including overtime, building maintenance and repairs, and depreciation on our new facility.

Selling, Engineering, and Administrative Expenses
Selling, engineering and administrative expenses in 2014 were $29.8 million, a $3.0 million, or 11.3%, increase, compared to $26.8 million in 2013. The change for 2014 was related to increases in compensation, including stock compensation and currency effects, of approximately $1.0 million. The remainder is primarily made up of outside services of $0.6 million and marketing efforts in Asia and R&D, each totaling approximately $0.5 million.

Operating Income
Operating income increased $7.9 million or 14.1% to $64.1 million in 2014, compared to $56.2 million in 2013, with operating margins of 28.1% and 27.4% for 2014 and 2013, respectively.

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

The U.S. legal entity contributed $52.3 million to our consolidated operating income during 2014 compared to $45.5 million during 2013, an increase of $6.8 million. Increased revenue contributed approximately $4.7 million to operating income, while margin expansion, primarily related to pricing, contributed $2.1 million. Increased revenue volume was driven by sales to North America, China, and to Europe, specifically Spain. Increasingly, the US legal entity ships products directly to customers around the world. Third party export sales from the US were $60.1 million in 2014 compared to $54.2 million in 2013. As demand strengthens internationally, the US legal entity will benefit from these direct export sales.

Our Korean subsidiary contributed $1.2 million to our consolidated operating income during 2014 compared to $1.8 million during 2013, a decrease of $0.6 million. Margins contracted from 9.3% in 2013 to approximately 5.6% in 2014, representing a $0.8 million decrease in operating income. The decrease was primarily related to increased material, labor and overhead costs. The decrease in operating income was partially offset by higher revenue.

Our German subsidiary contributed $6.6 million to our consolidated operating income during 2014 compared to $5.5 million during 2013, an increase of $1.1 million. Higher volume added approximately $0.6 million, with the remainder resulting from margin expansion. Operating margins were 23.2% and 21.2%, in 2014 and 2013, respectively. The margin growth was attributable to material cost decreases related to purchases of material in U.S. Dollars and a strengthening Euro during the first half of the year.

Our U.K. subsidiary contributed $3.9 million to our consolidated operating income during 2014 compared to $3.5 million during 2013, an increase of $0.4 million. Higher volume contributed $0.6 million, which was partially offset by a decrease in margins from 19.8% to 18.9%.

Interest Income, Net
Net interest income for 2014 was $1.6 million compared to net interest income of $1.0 million for 2013. Total average cash and marketable securities for 2014 was $97.2 million compared to total average cash and marketable securities for 2013 of $82.9 million. Interest derived from investments in corporate and municipal bonds, mutual funds, certificates of deposit, and money market funds increased approximately $0.3 million in 2014. The remaining increase is related to interest received on a tax refund at our German subsidiary.

Foreign Currency Transaction (Gain) Loss, Net
Net foreign currency transaction gain was $0.8 million in 2014 compared to a minimal gain in 2013. The current year gain was primarily derived in the fourth quarter, which resulted from a strengthening U.S. Dollar against the Euro and assets held in U.S. Dollars at our German subsidiary.

Miscellaneous (Income) Expense, Net
Net miscellaneous expense was $0.7 million in 2014 compared to minimal income in 2013. The current and prior year periods included losses on the disposal of assets. The prior year amounts were offset by a gain resulting from the acquisition of WhiteOak Controls, and an incentive received for the activation of our thermal storage energy building on our new facility.

Income Taxes
The provision for income taxes for the year ended December 27, 2014, was 33.4% of pretax income compared to a provision of 33.6% for the year ended December 28, 2013. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The provisions were affected by discrete items related to a reserve for uncertain tax positions from previous years. Excluding these discrete items, the effective rate would have been approximately 33.1% and 33.3% for the years ended December 27, 2014, and December 28, 2013, respectively.

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

Gross Profit
Gross profit increased $2.4 million or 3.0% to $83.0 million in 2013, compared to $80.6 million in 2012. Gross profit as a percentage of net sales increased to 40.4% in 2013, compared to 39.4% in 2012.

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

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses in 2013 were $26.8 million, a $0.6 million, or 2.4%, increase, compared to $26.2 million in 2012. The change for 2013 was related to increases in compensation of approximately $0.7 million, primarily related to stock compensation, and amounts associated with Seungwon of approximately $0.3 million that were not present in the prior year. These amounts were partially offset by reduced professional fees of approximately $0.2 million.

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

Interest Income, Net

Net interest income for 2013 was $1.0 million compared to net interest income of $1.4 million for 2012.Total average cash and marketable securities for 2013, was $82.9 million compared to total average cash and marketable securities for 2012 of $86.9, excluding the dividend payment on December 28, 2012. Although total cash and marketable securities remained high in 2013, interest rates and investment returns remain at low levels. Interest is primarily derived from investments in corporate and municipal bonds, mutual funds, certificates of deposit, and money market funds.

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

Net cash flow from operations in 2014 was $62.8 million, compared to $47.1 million in 2013 and $52.2 million in 2012. The $15.7 million increase in the Company’s net cash flow from operations in 2014 was due primarily to increased net income of $5.8 million. Changes in aggregate tax balances increased cash $2.8 million in the current year, compared to a minimal change in the prior year. Changes in inventory and accounts receivable decreased cash $0.7 million in the current year compared to a decrease in cash of $4.4 million in the prior year. The change is related to better management of days sales outstanding and inventory turns with improved business conditions. Days sales outstanding remained flat at 28 days in 2014. Inventory turns increased to 9.6 in 2014 from 9.3 in 2013. Cash on hand increased $1.9 million from $54.9 million in 2013 to $56.8 million in 2014. Investments in marketable securities increased $4.6 million from $38.7 million in 2013 to $43.4 million in 2014.

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

Capital expenditures were $10.7 million in 2014, compared to $17.9 million in 2013 and $13.4 million in 2012. In 2014 approximately $3.2 million was for improvements to, and reconfiguring of, the Company's Manatee County facility originally constructed in 1997. Changes to this facility are expected to create operational efficiencies and productivity gains with regard to the Company's high-volume cartridge valve line. The remainder is made up primarily of purchases of machinery and equipment. Included in capital expenditures for 2013 and 2012 were approximately $10.6 million and $7.3 million, respectively, relating to the new Sarasota facility. Additionally, approximately $1.4 million and $1.0 million for an expansion and update of our U.K. facility was included in 2013 and 2012, respectively.

Capital expenditures for 2015 are estimated to be $8.0 million, primarily consisting of purchases of machinery and equipment.

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

Facility C provided for a $15 million construction and term loan. The Company did not activate Facility C for the construction of its new Sarasota factory and access to this facility is now expired.

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
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended December 27, 2014, and December 28, 2013.

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

Except as noted below, the Company declared the following regular quarterly dividends to shareholders of record on the last calendar day of the respective quarter, paid on the 15th day of each month following the date of declaration:

	2014	2013	2012
First quarter	$0.090	$0.090	$0.090
Second quarter	0.090	0.090	0.090
Third quarter	0.090	0.090	0.090
Fourth quarter	0.090	0.090	0.090

In addition to the regular quarterly dividends, the Company declared shared distribution cash dividends in 2014, 2013 and 2012, equal to $0.09, $0.09 and $0.12, respectively. The 2014 dividend was paid on March 31, 2014, to shareholders of record on March 15, 2014, the 2013 dividend was paid on March 31, 2013, to shareholders of record on March 15, 2013, the 2012 dividend was paid on March 31, 2012, to shareholders of record on March 22, 2012. The shared distribution was introduced in 2008 as a way to reward both shareholders and employees when the Company has a successful year. The Board of Directors also declared a shared distribution cash dividend of $0.09 per share, payable on March 31, 2015, to shareholders of record as of March 15, 2015.

The Board of Directors in 2014, declared a special one-time cash dividend of $1.00 per share, payable October 24, 2014 to shareholders of record as of October 10, 2014. In declaring the special dividend, the Board of Directors cited the Company's strong cash position, ability to generate on-going cash, and strong financial performance in the first half of 2014 as reasons for its decision.

In light of the Company’s cash position, its current and perceived uses for cash, and an anticipated increase in income tax rates on corporate dividends as of January 1, 2013, the Board of Directors in December 2012 declared a special one-time cash dividend of $1.00 per share to shareholders of record as of December 14, 2012. In anticipation of the expected tax law changes in 2013, the payment date for both the special dividend and the regular quarterly dividend of $0.09 per share was December 28, 2012.

The Company paid dividends totaling $38.4 million, $9.4 million, and $40.9 million for the years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively.

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

OTHER MATERIAL COMMITMENTS. Our contractual obligations and debt obligations as of December 27, 2014, are summarized in the table below (in thousands):

	Payments due by period
CONTRACTUAL OBLIGATIONS	TOTAL	2015	2016-2017	2018-2019	Thereafter
Operating Leases	$1,265	$470	$703	$41	$51
Other long-term liabilities (1)	272	272	—	—	—
Total contractual obligations	$1,537	$742	$703	$41	$51

(1) Other long term liabilities consist of a liability associated with the acquisition of Seungwon for a holdback amount of approximately $272,000.

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

Short-term Investments
The Company’s short-term investments have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designation at each balance sheet date. The Company may or may not hold securities with stated maturities greater than 12 months until maturity. As management views these securities as available to support current operations, the Company classifies securities with maturities beyond 12 months as current assets under the caption short-term investments in the accompanying Consolidated Balance Sheets. The Company’s short-term investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of shareholder’s equity. Realized gains and losses on sales of short-term investments are generally determined using the specific identification method, and are included in miscellaneous (income) expense in the Consolidated Statements of Operations.

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

The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $155 thousand on an individual basis and approximately $7.2 million on an aggregate basis.

Income Taxes
The Company’s income tax policy provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. These differences result from items reported differently for financial reporting and income tax purposes, primarily depreciation, accrued expenses and reserves.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to its unrecognized tax benefits in income tax expense. The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2005 for the majority of tax jurisdictions.

The Company’s federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2005 through 2012. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months the Company will resolve some or all of the matters presently under consideration for 2005 through 2012 with the IRS and that there could be significant increases or decreases to unrecognized tax benefits. See Note 13 to the Financial Statements for income tax amounts, including reserves.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at December 27, 2014, and December 28, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Sun Hydraulics Corporation:

We have audited the accompanying consolidated balance sheets of Sun Hydraulics Corporation (a Florida Corporation) and subsidiaries (collectively, the Company) as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 27, 2014. We also have audited Sun Hydraulics Corporation and subsidiaries’ internal control over financial reporting as of December 27, 2014 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and subsidiaries as of December 27, 2014 and December 28, 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Sun Hydraulics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Mayer Hoffman McCann P.C.

February 24, 2015
Clearwater, Florida

Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 27, 2014	December 28, 2013

Assets
Current assets:
Cash and cash equivalents	$56,843	$54,912
Restricted cash	319	334
Accounts receivable, net of allowance for doubtful accounts of $172 and $117	17,501	16,984
Inventories	14,098	13,853
Income taxes receivable	—	954
Deferred income taxes	467	474
Short-term investments	43,353	38,729
Other current assets	2,966	2,816
Total current assets	135,547	129,056
Property, plant and equipment, net	77,716	75,731
Goodwill	5,141	5,221
Other assets	4,360	3,470
Total assets	$222,764	$213,478
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,873	$4,630
Accrued expenses and other liabilities	7,908	7,016
Income taxes payable	559	—
Dividends payable	2,392	2,372
Total current liabilities	15,732	14,018
Deferred income taxes	8,501	7,747
Other noncurrent liabilities	272	285
Total liabilities	24,505	22,050
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 26,572,774 and 26,352,692 shares outstanding	27	26
Capital in excess of par value	73,499	65,391
Retained earnings	128,818	123,420
Accumulated other comprehensive income (loss)	(4,085)	2,591
Total shareholders’ equity	198,259	191,428
Total liabilities and shareholders’ equity	$222,764	$213,478

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended
	December 27, 2014	December 28, 2013	December 29, 2012

Net sales	$227,673	$205,267	$204,367
Cost of sales	133,781	122,306	123,795
Gross profit	93,892	82,961	80,572
Selling, engineering and administrative expenses	29,821	26,790	26,163
Operating income	64,071	56,171	54,409
Interest (income) expense, net	(1,592)	(967)	(1,368)
Foreign currency transaction (gain) loss, net	(764)	(27)	(116)
Miscellaneous (income) expense, net	685	(7)	40
Income before income taxes	65,742	57,172	55,853
Income tax provision	21,967	19,188	18,455
Net income	$43,775	$37,984	$37,398
Basic net income per common share	$1.65	$1.45	$1.44
Weighted average basic shares outstanding	26,456	26,206	25,944
Diluted net income per common share	$1.65	$1.45	$1.44
Weighted average diluted shares outstanding	26,456	26,206	25,971
Dividends declared per share	$1.450	$0.450	$1.480

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended
	December 27, 2014	December 28, 2013	December 29, 2012

Net income	$43,775	$37,984	$37,398
Other comprehensive income (loss)
Foreign currency translation adjustments	(6,005)	2,010	2,397
Unrealized gain (loss) on available-for-sale securities	(671)	(22)	326
Total other comprehensive income (loss)	$(6,676)	$1,988	$2,723
Comprehensive income	$37,099	$39,972	$40,121

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Shareholders’ Equity
(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 31, 2011	—	$—	25,756	$26	$48,944	$98,426	$(2,120)	$145,276
Shares issued, Restricted Stock			89
Shares issued, other comp			56
Shares issued, ESPP			35		700			700
Shares issued, shared distribution			159		4,407			4,407
Stock-based compensation					3,263			3,263
Tax benefit of stock-based compensation					88			88
Dividends declared						(38,582)		(38,582)
Net income						37,398		37,398
Other comprehensive income (loss)							2,723	2,723
Balance, December 29, 2012	—	$—	26,095	$26	$57,402	$97,242	$603	$155,273
Shares issued, Restricted Stock			90
Shares issued, other comp			27
Shares issued, ESPP			35		859			859
Shares issued, shared distribution			106		3,486			3,486
Stock-based compensation					3,341			3,341
Tax benefit of stock-based compensation					303			303
Dividends declared						(11,806)		(11,806)
Net income						37,984		37,984
Other comprehensive income (loss)							1,988	1,988
Balance, December 28, 2013	—	$—	26,353	$26	$65,391	$123,420	$2,591	$191,428
Shares issued, Restricted Stock			102	1				1
Shares issued, other comp			19
Shares issued, ESPP			25		846			846
Shares issued, shared distribution			74		3,226			3,226
Stock-based compensation					3,899			3,899
Tax benefit of stock-based compensation					137			137
Dividends declared						(38,377)		(38,377)
Net income						43,775		43,775
Other comprehensive income (loss)							(6,676)	(6,676)
Balance, December 27, 2014	—	$—	26,573	$27	$73,499	$128,818	$(4,085)	$198,259

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income	$43,775	$37,984	$37,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,718	7,227	7,186
(Gain)Loss on disposal of assets	171	462	193
Gain on investment in business	—	(528)	—
Stock-based compensation expense	3,899	3,047	2,333
Deferred director and phantom stock unit expense (income)	35	70	20
Stock compensation income tax benefit	(137)	(303)	(88)
Allowance for doubtful accounts	55	(7)	26
Provision for slow moving inventory	(37)	—	112
Provision for deferred income taxes	1,265	291	325
(Increase) decrease in, net of acquisition:
Accounts receivable	(572)	(3,210)	1,903
Inventories	(208)	(1,226)	268
Income taxes receivable	1,091	77	(520)
Other current assets	(150)	(167)	(650)
Other assets	69	383	240
Increase (decrease) in, net of acquisition:
Accounts payable	243	24	(742)
Accrued expenses and other liabilities	4,118	3,155	4,547
Income taxes payable	559	—	—
Other noncurrent liabilities	(48)	(156)	(353)
Net cash provided by operating activities	62,846	47,123	52,198
Cash flows from investing activities:
Investment in business, net of cash acquired	—	(923)	(1,140)
Investment in licensed technology	(1,075)	—	—
Capital expenditures	(10,667)	(17,935)	(13,359)
Proceeds from dispositions of equipment	37	230	56
Purchases of short-term investments	(51,236)	(28,356)	(40,495)
Proceeds from sale of short-term investments	44,765	26,764	32,912
Net cash used in investing activities	(18,176)	(20,220)	(22,026)
Cash flows from financing activities:
Repayment of debt	—	—	(169)
Stock compensation income tax benefit	137	303	88
Proceeds from stock issued	846	859	700
Dividends to shareholders	(38,357)	(9,435)	(40,900)
Change in restricted cash	15	(5)	(272)
Net cash used in financing activities	(37,359)	(8,278)	(40,553)
Effect of exchange rate changes on cash and cash equivalents	(5,380)	1,809	2,025
Net increase (decrease) in cash and cash equivalents	1,931	20,434	(8,356)
Cash and cash equivalents, beginning of period	54,912	34,478	42,834
Cash and cash equivalents, end of period	$56,843	$54,912	$34,478
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$19,693	$19,123	$18,739
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$3,226	$3,486	$4,407
Common stock issued for deferred director’s compensation through other noncurrent liabilities	$—	$294	$930
Unrealized gain (loss) on available for sale securities	$(671)	$(22)	$326

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1. BUSINESS
Sun Hydraulics Corporation, and its wholly-owned subsidiaries, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Incheon, South Korea, operates a manufacturing and distribution facility. In 2012, Sun Korea acquired Seungwon Solutions Corporation (“Seungwon”), also located in Incheon, South Korea, a component supplier to Sun Korea and third parties. Sun Hydraulics (France) (“Sun France”), a liaison office located in Bordeaux, France, is used to service the French market. Sun Hydraulics established Sun Hydraulics China Co. Ltd, a representative office in Shanghai in January 2011, to develop new business opportunities in the Chinese market. Sun Hydraulics (India), a liaison office in Bangalore, India, is used to develop new business opportunities in the Indian market. In 2011, Sun Hydraulics purchased the outstanding shares of High Country Tek, Inc. (“HCT”) it did not already own. HCT, now a wholly-owned subsidiary of Sun Hydraulics, is located in Nevada City, California, and designs and manufactures ruggedized electronic/hydraulic control solutions for mobile equipment markets. In 2013, Sun Hydraulics purchased the remaining 60% of WhiteOak Controls Inc. ("WhiteOak"), which was merged into HCT (see Note 8). WhiteOak, designs and produces complementary electronic control products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts and operations of Sun Hydraulics and its direct and indirect subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Company used the equity method of accounting for its investment in WhiteOak until April 1, 2013, when it acquired the remaining 60% of WhiteOak (see Note 8). The Company did not have a majority ownership in or exercise control over this entity prior to that date.

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

The Company’s short-term investments have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designation at each balance sheet date. The Company may or may not hold securities with stated maturities greater than 12 months until maturity. As management views these securities as available to support current operations, the Company classifies securities with maturities beyond 12 months as current assets under the caption short-term investments in the accompanying Consolidated Balance Sheets. The Company’s short-term investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of shareholder’s equity. Realized gains and losses on sales of short-term investments are generally determined using the specific identification method, and are included in miscellaneous (income) expense in the Consolidated Statements of Operations.

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

Property, Plant and Equipment
Property, plant and equipment is stated at cost. Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight line method over the following useful lives:

Years
Computer Equipment	3 - 5
Machinery and equipment	4 - 12
Furniture and fixtures	4 - 10
Leasehold and land improvements	5 - 15
Buildings	25 - 40

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

The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $155 on an individual basis and approximately $7,200 on an aggregate basis.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at December 27, 2014, and December 28, 2013.

	December 27, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$2,145	$65	$(282)	$1,928
Mutual funds	3,106	2	(227)	2,881
Subtotal	$5,251	$67	$(509)	$4,809
Level 2:
Corporate fixed income	$33,740	$6	$(868)	$32,878
Municipal bonds	2,441	—	(33)	2,408
Certificates of deposit and time deposits	2,439	—	—	2,439
Asset backed securities	842	—	(23)	819
Subtotal	$39,462	$6	$(924)	$38,544
Total	$44,713	$73	$(1,433)	$43,353
Liabilities
Level 1:
Phantom stock units	$30	$—	$—	$30
Total	$30	$—	$—	$30

	December 28, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$2,049	$137	$(64)	$2,122
Mutual funds	3,865	19	(1)	3,883
Subtotal	$5,914	$156	$(65)	$6,005
Level 2:
Corporate fixed income	$25,240	$126	$(250)	$25,116
Municipal bonds	2,775	1	(28)	2,748
Certificates of deposit and time deposits	4,014	1	—	4,015
Asset backed securities	974	—	(129)	845
Subtotal	$33,003	$128	$(407)	$32,724
Total	$38,917	$284	$(472)	$38,729
Liabilities
Level 1:
Phantom stock units	$38	$—	$—	$38
Total	$38	$—	$—	$38
The Company recognized a net realized gain on investments during the twelve months ended December 27, 2014 of $182 and a net realized loss of $1 during the twelve months ended December 28, 2013. As of December 27, 2014, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the twelve months ended December 28, 2013, the Company recognized an impairment charge of $61, which is included in the net realized loss for that period. This resulted from the deterioration of the financial condition of an issuer of a corporate bond security.

Maturities of investments at December 27, 2014 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$19,309	$19,229
Due after one year but within five years	14,019	13,611
Due after five years but within ten years	2,794	2,510
Due after ten years	3,340	3,194
Equity securities	2,145	1,928
Mutual Funds	3,106	2,881
Total	$44,713	$43,353
The Company reports deferred director stock units and phantom stock units as a liability. All remaining deferred stock units were issued in 2013. The Company recognized expense relating to these liabilities of $35 and $70, for the periods ended December 27, 2014, and December 28, 2013, respectively. Phantom stock units vest over a period of three years.
The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 27, 2014.

4. RESTRICTED CASH
On December 27, 2014 and December 28, 2013, the Company had restricted cash of $319 and $334, respectively. Restricted cash reserves for customs and excise taxes in the U.K. operation were $47 and $50 at December 27, 2014 and December 28, 2013, respectively. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K. Restricted cash of $272 and $284 at December 27, 2014 and December 28, 2013, respectively, represents the holdback of the purchase price associated with the acquisition of Seungwon on October 18, 2012.

5. INVENTORIES

	December 27, 2014	December 28, 2013
Raw materials	$6,329	$6,037
Work in process	3,979	4,258
Finished goods	4,433	4,238
Provision for slow moving inventory	(643)	(680)
Total	$14,098	$13,853

6. PROPERTY, PLANT, AND EQUIPMENT

	December 27, 2014	December 28, 2013
Machinery and equipment	$94,702	$92,549
Office furniture and equipment	9,417	7,969
Buildings	45,604	30,771
Leasehold and land improvements	2,664	2,644
Land	10,104	7,490
	$162,491	$141,423
Less: Accumulated depreciation	(91,375)	(86,484)
Construction in progress	6,600	20,792
Total	$77,716	$75,731

Depreciation expense for the years ended December 27, 2014, December 28, 2013, and December 29, 2012 totaled $7,717, $6,511, and $6,514, respectively.

7. GOODWILL AND INTANGIBLE ASSETS
A summary of changes in goodwill at December 27, 2014 and December 28, 2013 is as follows:

Balance, December 29, 2012	$4,472
Acquisitions	726
Currency translation	23
Balance, December 28, 2013	$5,221
Acquisitions	—
Currency translation	(80)
Balance, December 27, 2014	$5,141
Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at December 27, 2014, indicated that there was no impairment of the carrying value of the goodwill at Sun Korea. A valuation of the reporting unit at September 27, 2014 indicated that there was no impairment of the carrying value of the goodwill at HCT. As of December 27, 2014, no factors were identified that indicated impairment of the carrying value of goodwill at HCT.

In 2014, the Company entered into a licensing agreement with Sturman Industries, Inc., recognizing an intangible asset of $1,075. The agreement is for licensed technology to be used with the Company's electrically actuated hydraulic cartridge valves, and lasts for a period of fifteen years from the date of the first sale. The Company recognized $2,658 and $746 in identifiable intangible assets as a result of the acquisitions of HCT and WhiteOak, respectively. Intangible assets are held in other assets on the balance sheet. At December 27, 2014, and December 28, 2013, intangible assets consisted of the following:

	December 27, 2014			December 28, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	$774	$(264)	$510	$774	$(184)	$590
Non-compete agreement	11	(10)	1	11	(4)	7
Technology	868	(216)	652	868	(130)	738
Customer Relationships	1,751	(272)	1,479	1,751	(179)	1,572
Licensing Agreement	1,075	(11)	1,064	—	—	—
	$4,479	$(773)	$3,706	$3,404	$(497)	$2,907
Total amortization expense for the years 2015 through 2019, which includes anticipated amortization under the new licensing agreement entered into in 2014, is presented below.

Year:
2015	389
2016	471
2017	471
2018	471
2019	471
Total	$2,273
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the twelve months ended December 27, 2014.

8. ACQUISITIONS
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

9. OTHER ASSETS

	December 27, 2014	December 28, 2013
Definite-lived intangibles, net of amortization of $773 and $497	$3,706	$2,907
Loan acquisition costs,
net of amortization of $59 and $42	27	44
Deposits with suppliers	425	129
Notes receivable	106	337
Other	96	53
Total	$4,360	$3,470

10. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 27, 2014	December 28, 2013
Compensation and benefits	$5,878	$5,546
Self insurance liability	744	703
Other	1,286	767
Total	$7,908	$7,016

11. LONG-TERM DEBT
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
Facility C is a $15,000 construction and term loan. The Company did not activate Facility C for the construction of its new Sarasota factory and access to this facility is now expired.
Facility A or Facility B (if activated) is payable in full on August 1, 2016. Maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank.
Facility A is subject to debt covenants (capitalized terms are defined therein) including: 1) Minimum Tangible Net Worth of not less than $92,000, increased annually by 50% of Net Income, and 2) Minimum EBITDA of not less than $5,000; and requires the Company to maintain its primary domestic deposit accounts with the bank. At December 27, 2014, the Company was in compliance with all debt covenants related to Facility A as follows:

Covenant	Required Ratio/Amount	Actual Ratio/Amount
Minimum Tangible Net Worth	$170,417	$191,069
Minimum EBITDA	Not less than $5 million	$72,132

If Facility B is activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0. As of December 27, 2014, the Company had not activated Facility B.
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended December 27, 2014, and December 28, 2013.

12. DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $38,377, $11,806, and $38,582 to shareholders in 2014, 2013, and 2012, respectively.

Except as noted below, the Company declared the following regular quarterly dividends to shareholders of record on the last day of the respective quarter, paid on the 15th day of each month following the date of declaration:

	2014	2013	2012
First quarter	$0.090	$0.090	$0.090
Second quarter	0.090	0.090	0.090
Third quarter	0.090	0.090	0.090
Fourth quarter	0.090	0.090	0.090

In addition to the regular quarterly dividends, the Company declared shared distribution cash dividends in 2014, 2013 and 2012, equal to $0.09, $0.09 and $0.12, respectively. The 2014 dividend was paid on March 31, 2014, to shareholders of record on March 15, 2014, the 2013 dividend was paid on March 31, 2013, to shareholders of record on March 15, 2013, and the 2012 dividend was paid on March 31, 2012, to shareholders of record as of March 22, 2012. The shared distribution was introduced in 2008 as a way to reward both shareholders and employees when the Company has a successful year. The Board of Directors declared a shared distribution cash dividend of $0.09 per share, payable on March 31, 2015, to shareholders of record as of March 15, 2015.

In 2014, the Company declared a special one-time cash dividend of $1.00 per share paid on October 24, 2014, to shareholders of record as of October 10, 2014. In declaring the special dividend, the Board of Directors cited the Company's strong cash position, ability to generate on-going cash, and strong financial performance in the first half of 2014 as reasons for its decision.

In light of the Company’s cash position, its current and perceived uses for cash, and an anticipated increase in income tax rates on corporate dividends as of January 1, 2013, the Board of Directors in December 2012 declared a special one-time cash dividend of $1.00 per share to shareholders of record as of December 14, 2012. In anticipation of the expected tax law changes in 2013, the payment date for both the special dividend and the regular quarterly dividend of $0.09 per share was December 28, 2012.

13. INCOME TAXES

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 27, 2014	December 28, 2013	December 29, 2012
United States	$52,713	$46,314	$44,957
Foreign	13,029	10,858	10,896
Total	$65,742	$57,172	$55,853

The Company derives its pretax income based on the consolidated results of its legal entities. The Company has made the decision to consolidate engineering and manufacturing for the most part in the U.S. The Company’s foreign subsidiaries primarily act as part of our sales and distribution channel, resulting in different pretax income levels. Products manufactured in the U.S. are sold worldwide and are the primary reason that pretax income in the U.S. is higher than foreign pretax income. The U.S. legal entity had third party export sales of $60,052, $54,213, and $50,231 for the years 2014, 2013, and 2012, respectively. Foreign pretax income is impacted by the level of foreign manufacturing, sales at varying market levels, as well as direct sales to large OEM customers.

The components of the income tax provision (benefit) are as follows:

	For the year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Current tax expense (benefit):
United States	$17,897	$15,634	$15,396
State and local	1,249	950	924
Foreign	2,574	2,466	1,788
Total Current	21,720	19,050	18,108
Deferred tax expense (benefit):
United States	112	158	545
State and local	(7)	6	12
Foreign	142	(26)	(210)
Total Deferred	247	138	347
Total income tax provision	$21,967	$19,188	$18,455

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 27, 2014	December 28, 2013	December 29, 2012
U.S. federal taxes at the statutory rate	$23,010	$20,010	$19,549
Increase (decrease)
Foreign tax credit	(432)	(433)	(358)
Domestic production activity deduction	(1,793)	(1,632)	(1,483)
Foreign income taxed at lower rate	(957)	(1,013)	(901)
Nondeductible items	392	302	411
State and local taxes, net	1,242	957	935
Change in reserve	193	168	710
Other	312	829	(408)
Income tax provision	$21,967	$19,188	$18,455

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 27, 2014, and December 28, 2013 are presented below:

	December 27, 2014	December 28, 2013
Deferred tax assets:
Current:
Accrued expenses and other	$467	$474
Total current deferred tax assets	467	474

Noncurrent:
Accrued expenses and other	2,863	2,414
Total noncurrent deferred tax assets	2,863	2,414

Deferred tax liabilities:
Noncurrent:
Depreciation	(10,265)	(8,867)
Other	(1,099)	(1,294)
Total noncurrent deferred tax liabilities	(11,364)	(10,161)
Net noncurrent deferred tax liability	$(8,501)	$(7,747)

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2014 and 2013, management has determined that a valuation allowance was not required.

The Company intends and has the ability to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. These earnings relate to ongoing operations and, at December 27, 2014, cumulative earnings were approximately $72 million. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide U.S. income taxes upon repatriation of such earnings, which will be offset by applicable foreign tax credits, subject to certain limitations.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - December 31, 2011	$609
Increases from positions taken during prior periods	710
Settled Positions	(124)
Lapse of statute of limitations	—
Unrecognized tax benefits - December 29, 2012	$1,195
Increases from positions taken during prior periods	168
Settled positions	(241)
Lapse of statute of limitations	—
Unrecognized tax benefits - December 28, 2013	$1,122
Increases from positions taken during prior periods	193
Settled positions	(159)
Lapse of statute of limitations	—
Unrecognized tax benefits - December 27, 2014	$1,156
At December 27, 2014, the Company had an unrecognized tax benefit of $1,156 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of December 27, 2014, is not considered material to the Company’s consolidated financial statements.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2005 for the majority of tax jurisdictions.
The Company’s federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2005 through 2012. To date, there have not been any significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements.
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months the Company will resolve some or all of the matters presently under consideration for 2005 through 2012 with the IRS and that there could be significant increases or decreases to unrecognized tax benefits.

14. STOCK-BASED COMPENSATION
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
The Company’s 2001 Restricted Stock Plan provides for the grant of restricted stock of up to an aggregate of 928,125 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. The 2001 Restricted Stock Plan expired in 2011 and was replaced in September 2011 with the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At December 27, 2014, 732,062 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the twelve months ended December 27, 2014, and December 28, 2013, totaled $2,961 and $2,234 respectively.

The following table summarizes restricted stock activity for the years ended December 27, 2014, December 28, 2013, and December 29, 2012:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 31, 2011	154	$24.25
Granted	89	25.41
Vested	(72)	21.95
Forfeitures	(2)	26.12
Nonvested balance at December 29, 2012	169	$25.81
Granted	90	37.64
Vested	(81)	28.08
Forfeitures	(2)	26.50
Nonvested balance at December 28, 2013	176	$32.13
Granted	103	35.79
Vested	(87)	30.60
Forfeitures	(1)	25.41
Nonvested balance at December 27, 2014	191	$34.81

The Company had $5,600 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of December 27, 2014. That cost is expected to be recognized over a weighted average period of 1.79 years.
The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 25,238 shares at a weighted average price of $33.52, and 34,653 shares at a weighted average price of $24.80, under the ESPP during the twelve months ended December 27, 2014, and December 28, 2013, respectively. The Company recognized $173 and $206 of compensation expense during the twelve months ended December 27, 2014 and December 28, 2013, respectively. At December 27, 2014, 653,393 shares remained available to be issued through the ESPP and the U.K. plan.
The Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”) originally was adopted by the Board of Directors and approved by the shareholders in 2004, and amended in 2008. Under the Plan, Directors who were not officers of the Company were paid 375 shares of Company common stock and $3 in cash fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they served when the committee meeting was not held within one day of a meeting of the Board of Directors. Committee Chairmen received additional fees equal to 25% of normal compensation and the Chairman of the Board was paid twice the amount of normal compensation, with such additional compensation payable in Company common stock. Prior to June 7, 2011, Directors were able to elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock were converted to deferred stock units. Deferred stock units are treated as liabilities. At December 27, 2014, there were zero deferred stock units outstanding. The Plan has now been terminated, and no further issuance of shares will be made under the Plan.
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
Under the 2012 Directors Plan, as compensation for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board, each Nonemployee Director will be paid 500 shares of Common Stock. The Chairman’s fee is twice that of a regular director, and the fee for the chairs of each Board committee is 125% that of a regular director. The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of Shares which may be issued during any single calendar year is limited to 25,000 Shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At December 27, 2014, 222,749 shares remained available for issuance under the 2012 Directors Plan.
Directors were granted 17,500 and 16,500 shares for the twelve months ended December 27, 2014, and December 28, 2013, respectively. The Company recognized director stock compensation expense of $677 and $592 for the twelve months ended December 27, 2014, and December 28, 2013, respectively.

15. EARNINGS PER SHARE

The following table represents the computation of basic and diluted net income per common share (in thousands, except per share data):

	December 27, 2014	December 28, 2013	December 29, 2012
Net income	$43,775	$37,984	$37,398
Basic weighted average number of common shares outstanding	26,456	26,206	25,944
Basic net income per common share	$1.65	$1.45	$1.44
Effect of dilutive stock options and deferred director stock units	—	—	27
Diluted weighted average number of common shares outstanding	26,456	26,206	25,971
Diluted net income per common share	$1.65	$1.45	$1.44

16. EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $4,325, $4,066, and $4,309 during 2014, 2013, and 2012, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $415, $327, and $330 during 2014, 2013, and 2012, respectively.

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

In May 2008, the Board introduced the concept of a shared distribution dividend. The shared distribution dividend rewards the majority of employees through a contribution into their retirement accounts and concurrently rewards shareholders with a special cash dividend. As a result of the shared distribution, the Company contributed 63,647 and 91,158 shares into the ESOP in March 2014 and March 2013, respectively. In 2014, the Company accrued an amount equal to 10.0% of eligible wages in accordance with the shared distribution dividend announced in February 2015.

The Company incurred retirement benefit expense under the ESOP of approximately $3,021, $2,881, and $3,011 during 2014, 2013 and 2012, respectively. These amounts are included in the total employer contributions to the retirement plan noted above.

There are no restrictions on the shares contributed to the ESOP. This allows participants to sell their shares to enable diversification within their individual 401(k) accounts. The Company does not have any repurchase obligations under the ESOP.

During 2008, the Company developed plans for international employees to participate in the shared distributions. The Company’s foreign operations recognized total expense of approximately $673, $551, and $633 in 2014, 2013, and 2012, respectively, relating to shared distributions. The Company’s U.K. employees received 5,643 and 7,366 shares in March 2014 and March 2013, respectively, into a share incentive plan. In Korea, employees received their shared distribution in the form of cash, which was deposited into a Company retirement plan. In Germany, employees received 4,699 and 7,015 shares in March 2014 and March 2013, respectively. The remainder was paid in cash.

Due to tax provisions in some foreign jurisdictions which make stock awards difficult, the Company sometimes awards deferred cash bonuses to key employees of its foreign operations. The deferred cash bonuses are similar to phantom stock units, in that such bonuses are tied to the value of the Company’s common stock. Awards are recognized over the deferral period as variable plan awards. The Company recognized approximately $35, $70 and $44 of compensation expense in 2014, 2013 and 2012, respectively, related to the awards.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income by Component
Twelve Months Ended December 27, 2014

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 28, 2013	$(188)	$2,779	$2,591
Other comprehensive income (loss) before reclassifications	(556)	(6,005)	(6,561)
Amounts reclassified from accumulated other comprehensive income	(115)	—	(115)
Net current period other comprehensive income (loss)	(671)	(6,005)	(6,676)
Balance at December 27, 2014	$(859)	$(3,226)	$(4,085)
Reclassifications out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Twelve months ended December 27, 2014	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$182	Miscellaneous (income) expense, net
	182	Total before tax
	(67)	Tax benefit
	$115	Net of tax
Total reclassifications for the period	$115

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
Geographic Region Information:
Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	2014	2013	2012
Net sales
Americas	$112,515	$101,690	$104,987
Europe	69,241	61,246	59,818
Asia/Pacific	45,917	42,331	39,562
Total	$227,673	$205,267	$204,367
Total assets
Americas	$145,816	$138,828	$110,392
Europe	59,439	58,388	50,054
Asia/Pacific	17,509	16,262	14,675
Total	$222,764	$213,478	$175,121
Long-lived assets
Americas	$73,315	$70,479	$60,240
Europe	9,233	9,745	8,085
Asia/Pacific	4,669	4,198	4,351
Total	$87,217	$84,422	$72,676

19. COMMITMENTS AND CONTINGENCIES
The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

OPERATING LEASES - The Company leases manufacturing facilities, production support facilities and office space in various locations around the world. Total rental expense for the years ended 2014, 2013 and 2012 was approximately $137, $265 and $297, respectively. The following table summarizes our minimum lease payments in excess of one year as of December 27, 2014.

Future minimum lease payments on operating leases are as follows:

2015	470
2016	384
2017	319
2018	20
2019	21
Thereafter	51
Total minimum lease payments	$1,265

INSURANCE - The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $155 on an individual basis and approximately $7,200 on an aggregate basis. The Company records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on management’s assessment. The Company believes it has adequate reserves for all self-insurance claims.

20. UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly Results of Operations
(In thousands, except per share data)
	For the quarter ended
	Dec 27,	Sep 27,	Jun 28,	Mar 29,
	2014	2014	2014	2014

Net sales	$54,803	$55,011	$61,050	$56,809
Gross profit	21,778	22,291	25,756	24,067
Operating income	14,333	14,635	18,377	16,726
Income before income taxes	15,370	15,001	18,424	16,947
Net income	$10,327	$9,877	$12,186	$11,385
Basic net income per common share	$0.39	$0.37	$0.46	$0.43
Diluted net income per common share	$0.39	$0.37	$0.46	$0.43
	For the quarter ended
	Dec 28,	Sep 28,	Jun 29,	Mar 30,
	2013	2013	2013	2013
Net sales	$49,050	$49,369	$55,788	$51,060
Gross profit	19,442	19,614	23,401	20,504
Operating income	12,403	13,074	16,761	13,932
Income before income taxes	12,707	12,794	17,516	14,154
Net income	$8,343	$8,275	$11,790	$9,575
Basic net income per common share	$0.32	$0.32	$0.45	$0.37
Diluted net income per common share	$0.32	$0.32	$0.45	$0.37

21. NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued guidance on Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

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

22. SUBSEQUENT EVENTS

Subsequent to year end, the Company's Korean facility qualified as being held for sale. Sun Korea and Seungwon consolidated their operations into one leased facility. The new facility provides increased space for growth and production efficiencies. The carrying amount of the assets held for sale were $335 at December 27, 2014. The Company has received a letter of intent from a prospective buyer, and anticipates that a sale will be completed within the first half of 2015. The Company expects to recognize a gain on this sale in the period in which it is completed.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of December 27, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 27, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Mayer Hoffman McCann P.C., our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. This report appears on page 28.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2015 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2015 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2015 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2015 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation" in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption "Equity Compensation Plan Information" in our 2015 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions" and “Independence and Committees of the Board of Directors" in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public

Accounting Firm" in our 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
1. The following financial statements are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	28

	Consolidated Balance Sheets as of December 27, 2014 and December 28, 2013	29

	Consolidated Statements of Operations for the Years Ended December 27, 2014, December 28, 2013, and December 29, 2012	30

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 27, 2014, December 28, 2013, and December 29, 2012	31

	Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended December 27, 2014, December 28, 2013, and December 29, 2012	32

	Consolidated Statements of Cash Flows for the Years Ended December 27, 2014, December 28, 2013, and December 29, 2012	33

	Notes to the Consolidated Financial Statements	34

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

3.4
Articles of Amendment to Amended and Restated Articles of Incorporation as filed with the Secretary of State of Florida on June 4, 2014 (previously filed as Exhibit 3.1 to the Company's Report on Form 8-K filed on June 4, 2014, and incorporated herein by reference).

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

10.29+
Expatriate Agreement dated June 2, 2014, between Sun Hydraulics Corporation and Tim A. Twitty (previously filed as Exhibit 10.1 to the Company's Report on Form 8-K filed on June 4, 2014, and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on February 24, 2015.

SUN HYDRAULICS CORPORATION

By:     /s/ Allen J. Carlson
Allen J. Carlson, President and
Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 24, 2015.

Signature	Title

/s/ Allen J. Carlson
Allen J. Carlson	President, Chief Executive Officer and Director

/s/ Tricia L. Fulton
Tricia L. Fulton	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Marc Bertoneche
Marc Bertoneche	Director

/s/ Wolfgang H. Dangel
Wolfgang H. Dangel	Director

/s/ John S. Kahler
John S. Kahler	Director

/s/ Christine L. Koski
Christine L. Koski	Director

/s/ Philippe Lemaitre
Philippe Lemaitre	Director, Chairman of the Board of Directors

/s/ Alexander Schuetz
Alexander Schuetz	Director

/s/ David N. Wormley
David N. Wormley	Director