Form 10-Q
period 2015-03-28
SUN HYDRAULICS CORP
filed 2015-05-05
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 ____________________________________________
FORM 10-Q
 ____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015	Commission file number 0-21835

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 26,682,080 shares of common stock, par value $.001, outstanding as of April 24, 2015.

Sun Hydraulics Corporation
INDEX
For the quarter ended March 28, 2015

PART I: FINANCIAL INFORMATION
Item  1.
Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	March 28, 2015	December 27, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,446	$56,843
Restricted cash	316	319
Accounts receivable, net of allowance for doubtful accounts of $139 and $172	20,505	17,501
Inventories	13,481	14,098
Deferred income taxes	467	467
Short-term investments	43,629	43,353
Other current assets	2,908	2,966
Total current assets	143,752	135,547
Property, plant and equipment, net	76,472	77,716
Goodwill	5,061	5,141
Other assets	4,869	4,360
Total assets	$230,154	$222,764
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,466	$4,873
Accrued expenses and other liabilities	4,137	7,908
Income taxes payable	2,026	559
Dividends payable	4,802	2,392
Total current liabilities	17,431	15,732
Deferred income taxes	8,545	8,501
Other noncurrent liabilities	272	272
Total liabilities	26,248	24,505
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 26,676,008 and 26,572,774 shares outstanding	27	27
Capital in excess of par value	78,007	73,499
Retained earnings	134,393	128,818
Accumulated other comprehensive income (loss)	(8,521)	(4,085)
Total shareholders’ equity	203,906	198,259
Total liabilities and shareholders’ equity	$230,154	$222,764

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	March 28, 2015	March 29, 2014
	(unaudited)	(unaudited)
Net sales	$54,386	$56,809
Cost of sales	32,992	32,742
Gross profit	21,394	24,067
Selling, engineering and administrative expenses	7,286	7,341
Operating income	14,108	16,726
Interest (income) expense, net	(316)	(312)
Foreign currency transaction (gain) loss, net	(960)	8
Miscellaneous (income) expense, net	26	83
Income before income taxes	15,358	16,947
Income tax provision	4,981	5,562
Net income	$10,377	$11,385
Basic net income per common share	$0.39	$0.43
Weighted average basic shares outstanding	26,605	26,374
Diluted net income per common share	$0.39	$0.43
Weighted average diluted shares outstanding	26,605	26,374
Dividends declared per share	$0.180	$0.180

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three months ended
	March 28, 2015	March 29, 2014
	(unaudited)	(unaudited)
Net income	$10,377	$11,385
Other comprehensive income (loss)
Foreign currency translation adjustments	(4,524)	(73)
Unrealized gain (loss) on available-for-sale securities	88	69
Total other comprehensive income (loss)	(4,436)	(4)
Comprehensive income	$5,941	$11,381

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 27, 2014	—	$—	26,573	$27	$73,499	$128,818	$(4,085)	$198,259
Shares issued, other comp			5					—
Shares issued, ESPP			10		333			333
Shares issued, shared distribution			88		3,217			3,217
Stock-based compensation					958			958
Dividends declared						(4,802)		(4,802)
Net income						10,377		10,377
Other comprehensive income (loss)							(4,436)	(4,436)
Balance, March 28, 2015	—	$—	26,676	$27	$78,007	$134,393	$(8,521)	$203,906

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	March 28, 2015	March 29, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$10,377	$11,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,287	2,074
(Gain)Loss on disposal of assets	31	44
Provision for deferred income taxes	(8)	4
Allowance for doubtful accounts	(33)	(17)
Stock-based compensation expense	958	936
(Increase) decrease in, net of assets acquired:
Accounts receivable	(2,971)	(6,626)
Inventories	617	(612)
Income taxes receivable	—	954
Other current assets	58	(1,206)
Other assets	138	111
Increase (decrease) in, net of liabilities assumed:
Accounts payable	1,593	2,015
Accrued expenses and other liabilities	(554)	731
Income taxes payable	1,467	293
Other noncurrent liabilities	—	(2)
Net cash provided by operating activities	13,960	10,084
Cash flows from investing activities:
Investment in licensed technology	(575)	—
Capital expenditures	(1,335)	(1,959)
Purchases of short-term investments	(5,989)	(11,066)
Proceeds from sale of short-term investments	5,404	7,833
Net cash used in investing activities	(2,495)	(5,192)
Cash flows from financing activities:
Proceeds from stock issued	333	185
Dividends to shareholders	(2,392)	(4,750)
Change in restricted cash	3	3
Net cash used in financing activities	(2,056)	(4,562)
Effect of exchange rate changes on cash and cash equivalents	(3,806)	(168)
Net increase (decrease) in cash and cash equivalents	5,603	162
Cash and cash equivalents, beginning of period	56,843	54,912
Cash and cash equivalents, end of period	$62,446	$55,074
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$3,470	$4,311
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$3,217	$2,982

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF BUSINESS
Sun Hydraulics Corporation, and its wholly-owned subsidiaries, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Incheon, South Korea, operates a manufacturing and distribution facility. In 2012, Sun Korea acquired Seungwon Solutions Corporation (“Seungwon”), also located in Incheon, South Korea, a component supplier to Sun Korea and third parties. Sun Hydraulics (France) (“Sun France”), a liaison office located in Bordeaux, France, is used to service the French market. Sun Hydraulics established Sun Hydraulics China Co. Ltd., a representative office in Shanghai in January 2011, to develop new business opportunities in the Chinese market. Sun Hydraulics (India), a liaison office in Bangalore, India, is used to develop new business opportunities in the Indian market. On September 27, 2011, Sun Hydraulics purchased the outstanding shares of High Country Tek, Inc. (“HCT”) it did not already own. HCT, now a wholly-owned subsidiary of Sun Hydraulics, is located in Nevada City, California, and designs and manufactures ruggedized electronic/hydraulic control solutions for mobile equipment markets. In 2013, Sun Hydraulics purchased the remaining 60% of WhiteOak, which was merged into HCT. WhiteOak, designs and produces complementary electronic control products.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on February 24, 2015. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three month period ended March 28, 2015, are not necessarily indicative of the results that may be expected for the period ending January 2, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Earnings per share
The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended
	March 28, 2015	March 29, 2014
Net income	$10,377	$11,385
Weighted average basic shares outstanding	26,605	26,374
Basic net income per common share	$0.39	$0.43
Effect of dilutive stock options	—	—
Weighted average diluted shares outstanding	26,605	26,374
Diluted net income per common share	$0.39	$0.43

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
The Company’s 2001 Restricted Stock Plan provides for the grant of restricted stock of up to an aggregate of 928,125 shares of the Company’s common stock to officers, employees, consultants and directors of the Company. Under the terms of the plan, the minimum period before any shares become non-forfeitable may not be less than six months. The 2001 Restricted Stock Plan expired in 2011 and was replaced in September 2011 with the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At March 28, 2015, 629,462 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the three months ended March 28, 2015 and March 29, 2014, totaled $683 and $678, respectively.

The following table summarizes restricted stock activity from December 27, 2014, through March 28, 2015:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 27, 2014	191	34.81
Granted	—	—
Vested	—	—
Forfeitures	(1)	—
Nonvested balance at March 28, 2015	190	—
The Company had $4,795 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of March 28, 2015. That cost is expected to be recognized over a weighted average period of 1.54 years.
The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 10,410 shares at a weighted average price of $31.99, and 5,850 shares at a weighted average price of $31.63, under the ESPP during the three months ended March 28, 2015 and March 29, 2014, respectively. The Company recognized $76 and $52 of compensation expense during the three months ended March 28, 2015 and March 29, 2014, respectively. At March 28, 2015, 642,983 shares remained available to be issued through the ESPP and the U.K. plan.

The Nonemployee Director Equity and Deferred Compensation Plan (the “Plan”) originally was adopted by the Board of Directors and approved by the shareholders in 2004, and amended in 2008. Under the Plan, Directors who were not officers of the Company were paid 375 shares of Company common stock and $3 in cash fees for attendance at each meeting of the Board of Directors, as well as each meeting of each Board Committee on which they served when the committee meeting was not held within one day of a meeting of the Board of Directors. Committee Chairmen received additional fees equal to 25% of normal compensation and the Chairman of the Board was paid twice the amount of normal compensation, with such additional compensation payable in Company common stock. Prior to June 7, 2011, Directors were able to elect under the Plan to receive all or part of their cash fees in Company stock and to defer receipt of their fees until a subsequent year. When so deferred, the shares of stock were converted to deferred stock units. Deferred stock units are treated as liabilities. At March 28, 2015, there were zero deferred stock units outstanding. The Plan has now been terminated, and no further issuance of shares will be made under the Plan.
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
Under the 2012 Directors Plan, as compensation for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board, each Nonemployee Director will be paid 500 shares of Common Stock. The Chairman’s fee is twice that of a regular director, and the fee for the chairs of each Board Committee is 125% that of a regular director. The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 25,000 shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At March 28, 2015, 218,249 shares remained available for issuance under the 2012 Directors Plan.
Directors were granted 4,500 and 4,000 shares for the three months ended March 28, 2015 and March 29, 2014, respectively. The Company recognized director stock compensation expense of $178 and $170 for the three months ended March 28, 2015 and March 29, 2014, respectively.

4. RESTRICTED CASH
On March 28, 2015, the Company had restricted cash of $316. A restricted cash reserve for customs and excise taxes in the U.K. operation was $45 at March 28, 2015. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K. Restricted cash of $271 at March 28, 2015, represents the holdback of the purchase price associated with the acquisition of Seungwon on October 18, 2012.

5. INVENTORIES

	March 28, 2015	December 27, 2014
Raw materials	$6,068	$6,329
Work in process	4,311	3,979
Finished goods	3,758	4,433
Provision for slow moving inventory	(656)	(643)
Total	$13,481	$14,098

6. GOODWILL AND INTANGIBLE ASSETS
A summary of changes in goodwill at March 28, 2015 is as follows:

Balance, December 27, 2014	$5,141
Acquisitions	—
Currency translation	(80)
Balance, March 28, 2015	$5,061

Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at December 27, 2014 indicated that there was no impairment of the carrying value of the goodwill at Sun Korea.

A valuation of the reporting unit at September 27, 2014 indicated that there was no impairment of the carrying value of the goodwill at HCT. As of March 28, 2015, no factors were identified that indicated impairment of the carrying value of goodwill.

In 2014, the Company entered into a licensing agreement with Sturman Industries, Inc., recognizing intangible assets of $1,075 in 2014 and $575 in the quarter ending March 28, 2015. The agreement is for licensed technology to be used with the Company's electrically actuated hydraulic cartridge valves, and lasts for a period of fifteen years from the date of first sale. The Company recognized $2,658 and $746 in identifiable intangible assets as a result of the acquisitions of HCT and WhiteOak, respectively. Intangible assets are held in other assets on the balance sheet. At March 28, 2015 and December 27, 2014, intangible assets consisted of the following:

	March 28, 2015			December 27, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	$774	$(283)	$491	$774	$(264)	$510
Non-compete agreement	11	(11)	—	11	(10)	1
Technology	868	(238)	630	868	(216)	652
Customer relationships	1,751	(294)	1,457	1,751	(272)	1,479
Licensing agreement	1,650	(34)	1,616	1,075	(11)	1,064
	$5,054	$(860)	$4,194	$4,479	$(773)	$3,706
Total estimated amortization expense for the years 2016 through 2020, which includes anticipated amortization under the new licensing agreement entered into in 2014, is presented below. The remaining amortization for 2015 is approximately $301.

Year:
2016	473
2017	473
2018	473
2019	473
2020	473
Total	$2,365
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three months ended March 28, 2015.

7. LONG-TERM DEBT
Effective August 1, 2011, the Company entered into a credit and security agreement in the U.S. with Fifth Third Bank (the “Bank”). The agreement initially provided for three separate credit facilities totaling $50,000. As noted below, at March 28, 2015, two of the original facilities remain available.
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

Facility A is subject to debt covenants (capitalized terms are defined therein) including: 1) Minimum Tangible Net Worth of not less than $92,000, increased annually by 50% of Net Income, and 2) Minimum EBITDA of not less than $5,000; and requires the Company to maintain its primary domestic deposit accounts with the bank. At March 28, 2015, the Company was in compliance with all debt covenants related to Facility A as follows:

Covenant	Required Ratio/Amount	Actual Ratio/Amount
Minimum Tangible Net Worth	$170,443	$194,651
Minimum EBITDA	Not less than $5 million	$70,730
If Facility B is activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0. As of March 28, 2015, the Company had not activated Facility B.
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended March 28, 2015, and March 29, 2014.

8. INCOME TAXES
At March 28, 2015, the Company had an unrecognized tax benefit of $1,156 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of March 28, 2015, is not considered material to the Company’s consolidated financial statements.
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
Geographic Region Information:
Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	Three Months Ended March 28, 2015	Three Months Ended March 29, 2014
Net sales
Americas	$25,889	$25,583
Europe/Africa/ME	16,613	18,149
Asia/Pacific	11,884	13,077
Total	$54,386	$56,809

	March 28, 2015	December 27, 2014
Total assets
Americas	$154,038	$145,816
Europe/Africa/ME	58,220	59,439
Asia/Pacific	17,896	17,509
Total	$230,154	$222,764
Long-lived assets
Americas	$73,277	$73,315
Europe/Africa/ME	8,512	9,233
Asia/Pacific	4,613	4,669
Total	$86,402	$87,217

10. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at March 28, 2015 and December 27, 2014.

	March 28, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$1,523	$13	$(221)	$1,315
Mutual funds	3,387	5	(243)	3,149
Subtotal	$4,910	$18	$(464)	$4,464
Level 2:
Corporate fixed income	$34,553	$8	$(728)	$33,833
Municipal bonds	2,423	—	(46)	2,377
Certificates of deposit and time deposits	2,175	—	—	2,175
Asset backed securities	791	—	(11)	780
Subtotal	$39,942	$8	$(785)	$39,165
Total	$44,852	$26	$(1,249)	$43,629
Liabilities
Level 1:
Phantom stock units	$40	$—	$—	$40
Total	$40	$—	$—	$40

	December 27, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$2,145	$65	$(282)	$1,928
Mutual funds	3,106	2	(227)	2,881
Subtotal	$5,251	$67	$(509)	$4,809
Level 2:
Corporate fixed income	$33,740	$6	$(868)	$32,878
Municipal bonds	2,441	—	(33)	2,408
Certificates of deposit and time deposits	2,439	—	—	2,439
Asset backed securities	842	—	(23)	819
Subtotal	$39,462	$6	$(924)	$38,544
Total	$44,713	$73	$(1,433)	$43,353
Liabilities
Level 1:
Phantom stock units	$30	$—	$—	$30
Total	$30	$—	$—	$30

The Company recognized a net realized loss on investments during the three months ended March 28, 2015 of $8 and a net realized gain of $75 during the three months ended March 29, 2014. As of March 28, 2015, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. There were no other-than-temporary impairments during the three month period ended March 28, 2015.

Maturities of investments at March 28, 2015 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$16,910	$16,792
Due after one year but within five years	15,395	15,140
Due after five years but within ten years	3,832	3,531
Due after ten years	3,805	3,702
Equity securities	1,523	1,315
Mutual Funds	3,387	3,149
Total	$44,852	$43,629
The Company reports phantom stock units as a liability. The Company recognized expense relating to this liability of $11 and $12, for the three month periods ended March 28, 2015 and March 29, 2014, respectively. Phantom stock units vest over a period of three years.
The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended March 28, 2015.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income by Component
Three Months Ended March 28, 2015

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 27, 2014	$(859)	$(3,226)	$(4,085)
Other comprehensive income (loss) before reclassifications	83	(4,524)	(4,441)
Amounts reclassified from accumulated other comprehensive income	5	—	5
Net current period other comprehensive income (loss)	88	(4,524)	(4,436)
Balance, March 28, 2015	$(771)	$(7,750)	$(8,521)
Reclassifications out of Accumulated Other Comprehensive Income
Three Months Ended March 28, 2015

	Amount Reclassified from AOCI
Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 28, 2015	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$(8)	Miscellaneous (income) expense, net
	(8)	Total before tax
	3	Tax benefit
	$(5)	Net of tax
Total reclassifications for the period	$(5)

12. NEW ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued guidance on Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. The guidance applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued guidance on Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual and interim periods beginning after December 15, 2016. The FASB has proposed delaying this standard by one year. If the proposal is approved, early adoption would be permitted as of the original effective date. The Company is currently evaluating the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

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

In addition to representative and sales offices located throughout the world, Sun has three subsidiaries outside the United States (in the U.K., Germany and Korea) and one U.S. subsidiary. These entity distinctions arose out of historical considerations or as the result of acquisitions. Nevertheless, and increasingly as it has developed into a global enterprise, the Company is operated and managed on a consolidated basis. Much of the Company’s primary financial and operations data is reported from Sun’s various legal entities, which are separate taxpayers and, in many cases, subject to statutory audits in the countries in which they are organized. This information from Sun locations around the world is then compiled and aggregated, with appropriate consolidating entries, on a monthly basis. However, we do not manage or make decisions based on the individual legal entity information. Instead, this is done on the basis of the consolidated information.

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

With oversight from its Board of Directors and an emphasis on transparent communication across the entire Company, Sun’s operating strategy and business is based upon the creation and manufacture of a comprehensive line of functional products which are sold, through distribution and directly, worldwide for use in a host of mobile and industrial applications. This unified focus places a premium on the delivery of Sun products for fluid power solutions anywhere in the world in the most efficient manner, with little regard for traditional geographic or entity differentiation. Instead, Sun’s management looks at where products are sold - the Americas, Europe (which includes the Middle East and Africa), and Asia/Pacific. Decisions as to resource allocation, expansion of facilities and personnel, and capital investment are all made based on information on “sales to” customers, not information about “sales from” Sun subsidiary entities. This reflects the fact that sales are routinely specified, originated or sold beyond and regardless of entity or geographic boundaries. In particular, many of the sales in Europe and Asia come directly from the U.S. and never pass through one of Sun’s subsidiary entities in those regions.

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

Industry conditions
Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 6% in 2014 after decreasing 5% in 2013. The index of shipments of hydraulic products decreased 3% for the three-month period ending March 28, 2015, compared to the same period of the prior year.
The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction. The index decreased to 51.5 in March 2015 compared to 54.4 in March 2014. The U.S. PMI index registered 51.5 for April 2015, indicating expansion in the manufacturing sector for the 28th consecutive month, albeit, at a slower rate.

Results for the first quarter
(in millions except net income per share)

	March 28, 2015	March 29, 2014	Increase/(Decrease)
Three Months Ended
Net sales	$54.4	$56.8	(4)%
Net income	$10.4	$11.4	(9)%
Net income per share:
Basic	$0.39	$0.43	(9)%
Diluted	$0.39	$0.43	(9)%

Strengthening of the U.S. Dollar challenged first quarter results, reducing sales by $1.5 million over last year and shrinking gross profit from 42% to 39%. On the cash side, U.S. Dollars held in Europe provided a foreign currency gain of $0.9 million for the quarter, which was included in estimates. Continuing with year over year comparisons, North American sales were up 1%. European sales decreased 9%, all of which was attributable to currency. Sales in Asia were also down 9% for the quarter, primarily due to declines in the Korean construction industry.

Sun continues to make investments to develop new and unique products for the marketplace. Earlier this month the Company introduced an industry first - Bluetooth-enabled cartridge valves which allow users to configure settings wirelessly using an iPhone® or similar smart device.  These electro-hydraulic valves are ideal in both mobile and industrial applications, where cost, reliability and ease of use are critical. The controlling app, AmpSet Blue™, is available through a link on Sun's website.  Additional product development efforts are ongoing. Management expects to continue releasing innovative products throughout the year, specifically in the electro-hydraulic market.

Management is encouraged that the U.S. PMI continues to operate in positive territory yet our second quarter forecast reflects a softening demand. The Company remains agile and ready to adapt to changing business conditions. Management's focus remains on long-term profitable growth by providing both products and services that Sun's customers value. Management believes this is the best way to achieve better than average returns for our shareholders.

The Company is proud to once again be recognized by Forbes in its list of the 100 Most Trustworthy Companies in America. The list depicts American companies that “consistently demonstrate transparent accounting practices and solid corporate governance."

Outlook
The outlook is based upon Management's estimates of demand and currency. Second quarter 2015 revenues are expected to be approximately $54 million, down 12% from the second quarter of 2014 and down 2% sequentially. Earnings per share are estimated to be $0.34 to $0.36 compared to $0.46 in the same period a year ago. Currency is responsible for $2.4 million of the decline in revenues and $0.06 of the decline in earnings per share in the second quarter estimates.

COMPARISON OF THE THREE MONTHS ENDED MARCH 28, 2015 AND MARCH 29, 2014
Net Sales
Net sales were $54.4 million, a decrease of $2.4 million, or 4.3%, compared to $56.8 million in the first quarter of 2014. The decrease in net sales was driven by weaker demand in our European and Asian end markets, which primarily include capital goods equipment. A price increase, effective December 1, 2014, contributed approximately 2%, or $1.3 million to sales. Changes in exchange rates had a negative impact on sales of approximately $1.5 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 15% of total sales.

Asia/Pacific sales decreased 9.1% or $1.2 million, to $11.9 million in the first quarter of 2015, primarily related to decreased demand from Korea. Exchange rates had a $0.2 million negative impact on Asia/Pacific sales in the first quarter of 2015. EAME sales decreased 8.5% or $1.5 million, to $16.6 million in the first quarter of 2015, primarily related to decreased demand in Germany, and the United Kingdom. Exchange rates had a negative impact on sales to EAME of approximately $1.3 million in the first quarter of 2015. Sales to the Americas increased 1.2% or $0.3 million, to $25.9 million in the first quarter of 2015, driven by U.S. demand.
Gross Profit
Gross profit decreased $2.7 million or 11.1%, to $21.4 million in the first quarter of 2015, compared to $24.1 million in the first quarter of last year. Gross profit as a percentage of net sales decreased to 39.3% in the first quarter of 2015, compared to 42.4% in the first quarter of last year. Lower sales volume reduced gross profit by approximately $1.6 million.The remainder of the decrease resulted from higher costs as a percent of sales including, material costs of $0.6 million, labor costs of $0.5, and overhead costs of $1.3 million. These increases were partially offset by pricing.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses remained flat at $7.3 million in the first quarters of 2015 and 2014.
Operating Income
Operating income decreased $2.6 million or 15.7%, to $14.1 million in the first quarter of 2015, compared to $16.7 million in the first quarter last year, with operating margins of 25.9% and 29.4% for the first quarters of 2015 and 2014, respectively.

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

Products manufactured in the U.S. are sold worldwide. Pricing, operations and cost structure are the primary reasons that operating income in the U.S. is higher than foreign subsidiary operating income, which we expect will continue. Our German and U.K. entities act as value add distributors. These entities sell to both end use customers in their respective regions, as well as to third party distributors in certain parts of Europe. U.K. margins have historically been lower than Germany margins. This is due to the fact that, in the U.K., we manufacture iron manifolds for the European market. This results in higher overhead costs primarily related to machinery and equipment, and the employment of nearly twice as many people as in Germany. Margins are lowest in our Korean entity. Korea, more than any other subsidiary, sells direct to large OEM customers where pricing pressure is most pronounced.

The U.S. legal entity contributed $12.0 million to our consolidated operating income in 2015, compared to $13.0 million in 2014, an decrease of $1.0 million. The decrease is primarily related to volume. The U.S. legal entity ships products directly to customers around the world. Third party export sales from the U.S. were $15.3 million in 2015 compared to $15.4 million in 2014. As demand strengthens internationally, the U.S. legal entity will benefit from these direct export sales.

Our Korean subsidiary contributed $0.1 million to our consolidated operating income in 2015 compared to $0.8 million in 2014.

Our German subsidiary contributed $1.2 million to our consolidated operating income in 2015 compared to $1.9 million during 2014, a decrease of $0.7 million. Operating margins were 18.0% and 24.5%, in 2015 and 2014, respectively.

Our U.K. subsidiary contributed $0.9 million to our consolidated operating income in 2015 compared to $1.1 million 2014.
Interest Income, Net
Net interest income was $0.3 million for the quarters ended March 28, 2015 and March 29, 2014, respectively. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended March 28, 2015, was $103.4 million compared to $86.8 million for the quarter ended March 29, 2014.
Miscellaneous (Income) Expense, Net
Net miscellaneous expense was minimal for the quarter ended March 28, 2015, compared to net miscellaneous expense of $0.1 million for the quarter ended March 29, 2014.
Income Taxes
The provision for income taxes for the quarter ended March 28, 2015, was 32.4% of pretax income compared to 32.8% for the quarter ended March 29, 2014. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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
Cash from operations for the three months ended March 28, 2015, was $14.0 million, an increase of $3.9 million, compared to $10.1 million for the three months ended March 29, 2014. Net income was down approximately $1.0 million from the prior period. Changes in working capital related to decreases in accounts receivable were $3.0 million during 2015, compared to $6.6 million during 2014. Decreases in inventory were $0.6 million during 2015, compared to an increase of $ 0.6 million during 2014. These changes are the result of improved days sales outstanding and inventory turns. Increases in accounts payable and accruals were $1.0 million during 2015, compared to $2.7 million during 2014.  Cash on hand increased $5.6 million from $56.8 million at the end of 2014 to $62.4 million at March 28, 2015. Days sales outstanding (DSO) were 34 at March 28, 2015, and 38 at March 29, 2014. Inventory turns were 9.5 as of March 28, 2015, and 9.1 as of March 29, 2014.
Capital expenditures were $1.3 million for the three months ended March 28, 2015. Primarily made up of purchases of machinery and equipment. Capital expenditures for 2015 are estimated to be $8.0 million, primarily related to purchases of machinery and equipment.

The Company declared a special cash dividend relating to its shared distribution of $0.09 per share paid on March 31, 2015, to shareholders of record as of March 15, 2015. The Company declared a quarterly cash dividend of $0.09 per share payable on April 15, 2015, to shareholders of record as of March 31, 2015. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the

Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.
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
Critical Accounting Policies and Estimates
The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, and income taxes. The Company’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 27, 2014, and did not change during the first three months of 2015.
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
Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s

Form 10-K for the year ended December 27, 2014, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended March 28, 2015. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at March 28, 2015. Therefore, a 1% change in interest rates up or down would not have a material effect on the Company’s income statement on an annual basis.
The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES
As of March 28, 2015, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 28, 2015, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
There were no changes in the Company’s internal controls over financial reporting during the period ended March 28, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 1A. Risk Factors.
For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 5, 2015.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)