Form 10-Q
period 2015-06-27
SUN HYDRAULICS CORP
filed 2015-08-04
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 ____________________________________________
FORM 10-Q
 ____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015	Commission file number 0-21835

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 26,694,921 shares of common stock, par value $.001, outstanding as of July 24, 2015.

Sun Hydraulics Corporation
INDEX
For the quarter ended June 27, 2015

PART I: FINANCIAL INFORMATION
Item  1.
Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	June 27, 2015	December 27, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,667	$56,843
Restricted cash	316	319
Accounts receivable, net of allowance for doubtful accounts of $143 and $172	19,522	17,501
Inventories	12,430	14,098
Deferred income taxes	464	467
Short-term investments	43,749	43,353
Other current assets	3,003	2,966
Total current assets	151,151	135,547
Property, plant and equipment, net	76,478	77,716
Goodwill	5,040	5,141
Other assets	4,675	4,360
Total assets	$237,344	$222,764
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,638	$4,873
Accrued expenses and other liabilities	5,423	7,908
Income taxes payable	886	559
Dividends payable	2,402	2,392
Total current liabilities	14,349	15,732
Deferred income taxes	8,509	8,501
Other noncurrent liabilities	269	272
Total liabilities	23,127	24,505
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 26,688,080 and 26,572,774 shares outstanding	27	27
Capital in excess of par value	79,543	73,499
Retained earnings	141,239	128,818
Accumulated other comprehensive income (loss)	(6,592)	(4,085)
Total shareholders’ equity	214,217	198,259
Total liabilities and shareholders’ equity	$237,344	$222,764

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	June 27, 2015	June 28, 2014
	(unaudited)	(unaudited)
Net sales	$54,016	$61,050
Cost of sales	32,612	35,294
Gross profit	21,404	25,756
Selling, engineering and administrative expenses	7,329	7,379
Operating income	14,075	18,377
Interest (income) expense, net	(344)	(284)
Foreign currency transaction (gain) loss, net	260	(37)
Miscellaneous (income) expense, net	185	274
Income before income taxes	13,974	18,424
Income tax provision	4,726	6,238
Net income	$9,248	$12,186
Basic net income per common share	$0.35	$0.46
Weighted average basic shares outstanding	26,684	26,444
Diluted net income per common share	$0.35	$0.46
Weighted average diluted shares outstanding	26,684	26,444
Dividends declared per share	$0.090	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Six months ended
	June 27, 2015	June 28, 2014
	(unaudited)	(unaudited)
Net sales	$108,402	$117,859
Cost of sales	65,603	68,036
Gross profit	42,799	49,823
Selling, engineering and administrative expenses	14,615	14,720
Operating income	28,184	35,103
Interest (income) expense, net	(661)	(596)
Foreign currency transaction (gain) loss, net	(699)	(30)
Miscellaneous (income) expense, net	212	358
Income before income taxes	29,332	35,371
Income tax provision	9,707	11,800
Net income	$19,625	$23,571
Basic net income per common share	$0.74	$0.89
Weighted average basic shares outstanding	26,645	26,409
Diluted net income per common share	$0.74	$0.89
Weighted average diluted shares outstanding	26,645	26,409
Dividends declared per share	$0.270	$0.270

Sun Hydraulics Corporation
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$9,248	$12,186	$19,625	$23,571
Other comprehensive income (loss)
Foreign currency translation adjustments	2,165	2,741	(2,359)	2,668
Unrealized gain (loss) on available-for-sale securities	(236)	126	(148)	195
Total other comprehensive income (loss)	1,929	2,867	(2,507)	2,863
Comprehensive income	$11,177	$15,053	$17,118	$26,434

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 27, 2014	—	$—	26,573	$27	$73,499	$128,818	$(4,085)	$198,259
Shares Issued, Restricted Stock			(6)					—
Shares issued, other comp			11					—
Shares issued, ESPP			16		550			550
Shares issued, shared distribution			94		3,535			3,535
Stock-based compensation					1,959			1,959
Dividends declared						(7,204)		(7,204)
Net income						19,625		19,625
Other comprehensive income (loss)							(2,507)	(2,507)
Balance, June 27, 2015	—	$—	26,688	$27	$79,543	$141,239	$(6,592)	$214,217

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 27, 2015	June 28, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$19,625	$23,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,572	4,212
(Gain)Loss on disposal of assets	94	134
Provision for deferred income taxes	98	50
Allowance for doubtful accounts	(29)	—
Stock-based compensation expense	1,959	1,853
(Increase) decrease in, net of assets acquired:
Accounts receivable	(1,992)	(5,682)
Inventories	1,668	(856)
Income taxes receivable	—	954
Other current assets	(37)	(1,601)
Other assets	373	(99)
Increase (decrease) in, net of liabilities assumed:
Accounts payable	765	1,346
Accrued expenses and other liabilities	1,050	2,752
Income taxes payable	327	21
Other noncurrent liabilities	(3)	17
Net cash provided by operating activities	28,470	26,672
Cash flows from investing activities:
Investment in licensed technology	(575)	—
Capital expenditures	(3,079)	(5,057)
Purchases of short-term investments	(12,025)	(18,990)
Proceeds from sale of short-term investments	10,611	19,149
Net cash used in investing activities	(5,068)	(4,898)
Cash flows from financing activities:
Proceeds from stock issued	550	409
Dividends to shareholders	(7,194)	(7,129)
Change in restricted cash	3	(20)
Net cash used in financing activities	(6,641)	(6,740)
Effect of exchange rate changes on cash and cash equivalents	(1,937)	2,193
Net increase (decrease) in cash and cash equivalents	14,824	17,227
Cash and cash equivalents, beginning of period	56,843	54,912
Cash and cash equivalents, end of period	$71,667	$72,139
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$9,369	$10,775
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$3,535	$3,226

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF BUSINESS
Sun Hydraulics Corporation, and its wholly-owned subsidiaries, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, South Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Incheon, South Korea, operates a manufacturing and distribution facility. In 2012, Sun Korea acquired Seungwon Solutions Corporation (“Seungwon”), also located in Incheon, South Korea, a component supplier to Sun Korea and third parties. Sun Hydraulics (France) (“Sun France”), a liaison office located in Bordeaux, France, is used to service the French market. Sun Hydraulics established Sun Hydraulics China Co. Ltd., a representative office in Shanghai in January 2011, to develop new business opportunities in the Chinese market. Sun Hydraulics (India), a liaison office in Bangalore, India, is used to develop new business opportunities in the Indian market. In 2011, Sun Hydraulics purchased the outstanding shares of High Country Tek, Inc. (“HCT”) it did not already own. HCT, now a wholly-owned subsidiary of Sun Hydraulics, is located in Nevada City, California, and designs and manufactures ruggedized electronic/hydraulic control solutions for mobile equipment markets. In 2013, Sun Hydraulics purchased the remaining 60% of WhiteOak Inc., which was merged into HCT. WhiteOak, designs and produces complementary electronic control products.
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on February 24, 2015. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the six month period ended June 27, 2015, are not necessarily indicative of the results that may be expected for the period ending January 2, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Earnings per share
The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$9,248	$12,186	$19,625	$23,571
Weighted average basic shares outstanding	26,684	26,444	26,645	26,409
Basic net income per common share	$0.35	$0.46	$0.74	$0.89
Effect of dilutive stock options	—	—	—	—
Weighted average diluted shares outstanding	26,684	26,444	26,645	26,409
Diluted net income per common share	$0.35	$0.46	$0.74	$0.89

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
The Company’s 2011 Equity Incentive Plan (“2011 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At June 27, 2015, 634,362 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the six months ended June 27, 2015 and June 28, 2014, totaled $1,402 and $1,357, respectively.

The following table summarizes restricted stock activity from December 27, 2014, through June 27, 2015:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 27, 2014	191	34.81
Granted	—	—
Vested	—	—
Forfeitures	(6)	—
Nonvested balance at June 27, 2015	185	—
The Company had $3,899 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of June 27, 2015. That cost is expected to be recognized over a weighted average period of 1.29 years.
The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 16,866 shares at a weighted average price of $32.63, and 12,304 shares at a weighted average price of $33.35, under the ESPP during the six months ended June 27, 2015 and June 28, 2014, respectively. The Company recognized $124 and $104 of compensation expense during the six months ended June 27, 2015 and June 28, 2014, respectively. At June 27, 2015, 636,527 shares remained available to be issued through the ESPP and the U.K. plan.

In March 2012, the Board of Directors adopted the Sun Hydraulics Corporation 2012 Nonemployee Director Fees Plan (the “2012 Directors Plan”), which was approved by the shareholders of the Company at its 2012 annual meeting. Under the 2012 Directors Plan as initially adopted, as compensation for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board, each Nonemployee Director was paid 500 shares of Common Stock. The Chairman’s fee was twice that of a regular director, and the fee for the chairs of each Board Committee was 125% that of a regular director.  In February 2015, the Board adopted amendments to the 2012 Directors Plan which revised the compensation for Nonemployee Directors. Each Nonemployee Director now receives an annual retainer of 2,000 shares of Common Stock. The Chairman’s retainer is twice that of a regular director, and the retainer for the chairs of each Board Committee is 150% that of a regular director.  In addition, each Nonemployee Director receives 250 shares of Common Stock for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board. In June 2015, the Company's shareholders approved the amendments to the 2012 Directors Plan.

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 35,000 shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At June 27, 2015, 212,124 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 10,625 and 8,500 shares for the six months ended June 27, 2015 and June 28, 2014, respectively. The Company recognized director stock compensation expense of $409 and $336 for the six months ended June 27, 2015 and June 28, 2014, respectively.

4. RESTRICTED CASH
On June 27, 2015, the Company had restricted cash of $316. A restricted cash reserve for customs and excise taxes in the U.K. operation was $47 at June 27, 2015. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K. Restricted cash of $269 at June 27, 2015, represents the holdback of the purchase price associated with the acquisition of Seungwon on October 18, 2012.

5. INVENTORIES

	June 27, 2015	December 27, 2014
Raw materials	$5,578	$6,329
Work in process	3,890	3,979
Finished goods	3,616	4,433
Provision for slow moving inventory	(654)	(643)
Total	$12,430	$14,098

6. GOODWILL AND INTANGIBLE ASSETS
A summary of changes in goodwill at June 27, 2015 is as follows:

Balance, December 27, 2014	$5,141
Acquisitions	—
Currency translation	(101)
Balance, June 27, 2015	$5,040

Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at December 27, 2014 indicated that there was no impairment of the carrying value of the goodwill at Sun Korea. A valuation of the reporting unit at September 27, 2014 indicated that there was no impairment of the carrying value of the goodwill at HCT. As of June 27, 2015, no factors were identified that indicated impairment of the carrying value of goodwill.

In 2014, the Company entered into a licensing agreement with Sturman Industries, Inc., recognizing intangible assets of $1,075 in 2014 and $575 in the six months ending June 27, 2015. The agreement is for licensed technology to be used with the Company's electrically actuated hydraulic cartridge valves. Royalties will be paid from the date of the first commercial sale and continue for fifteen years thereafter, or until the last related licensed patent expires, whichever is the later date. The Company recognized $2,658 and $746 in identifiable intangible assets as a result of the acquisitions of HCT and WhiteOak, respectively. Intangible assets are held in other assets on the balance sheet. At June 27, 2015 and December 27, 2014, intangible assets consisted of the following:

	June 27, 2015			December 27, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	$774	$(302)	$472	$774	$(264)	$510
Non-compete agreement	11	(11)	—	11	(10)	1
Technology	935	(260)	675	868	(216)	652
Customer relationships	1,751	(317)	1,434	1,751	(272)	1,479
Licensing agreement	1,650	(60)	1,590	1,075	(11)	1,064
	$5,121	$(950)	$4,171	$4,479	$(773)	$3,706
Total estimated amortization expense for the years 2016 through 2020 is presented below. The remaining amortization for 2015 is approximately $150.

Year:
2016	473
2017	473
2018	473
2019	473
2020	473
Total	$2,365
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the six months ended June 27, 2015.

7. LONG-TERM DEBT

Effective August 1, 2011, the Company entered into a credit and security agreement in the U.S. with Fifth Third Bank (the “Bank”). The agreement initially provided for three separate credit facilities totaling $50,000. As noted below, at June 27, 2015, two of the original facilities remained available.
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
Facility C is a $15,000 construction and term loan. The Company did not activate Facility C for the construction of its new Sarasota factory and access to this facility has expired.
Facility A or Facility B (if activated) is payable in full on August 1, 2016. Maturity may be accelerated by the Bank upon an Event of Default (as defined). Prepayment may be made without penalty or premium at any time upon the required notice to the Bank.
Facility A is subject to debt covenants (capitalized terms are defined therein) including: 1) Minimum Tangible Net Worth of not less than $92,000, increased annually by 50% of Net Income, and 2) Minimum EBITDA of not less than $5,000; and requires the Company to maintain its primary domestic deposit accounts with the bank. At June 27, 2015, the Company was in compliance with all debt covenants related to Facility A as follows:

Covenant	Required Ratio/Amount	Actual Ratio/Amount
Minimum Tangible Net Worth	$175,067	$205,006
Minimum EBITDA	Not less than $5 million	$66,444
If Facility B is activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0. As of June 27, 2015, the Company had not activated Facility B.
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended June 27, 2015, and June 28, 2014.

8. INCOME TAXES
At June 27, 2015, the Company had an unrecognized tax benefit of $1,206 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of June 27, 2015, is not considered material to the Company’s consolidated financial statements.
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
Geographic Region Information:
Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	Three Months Ended June 27, 2015	Three Months Ended June 28, 2014	Six months ended June 27, 2015	Six months ended June 28, 2014
Net sales
Americas	$25,940	$30,259	$51,829	$55,843
Europe/Africa/ME	16,302	18,773	32,916	36,922
Asia/Pacific	11,774	12,018	23,657	25,094
Total	$54,016	$61,050	$108,402	$117,859

	June 27, 2015	December 27, 2014
Total assets
Americas	$158,798	$145,816
Europe/Africa/ME	61,559	59,439
Asia/Pacific	16,987	17,509
Total	$237,344	$222,764
Long-lived assets
Americas	$73,070	$73,315
Europe/Africa/ME	8,802	9,233
Asia/Pacific	4,321	4,669
Total	$86,193	$87,217

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

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at June 27, 2015 and December 27, 2014.

	June 27, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$1,591	$32	$(212)	$1,411
Mutual funds	3,488	5	(315)	3,178
Subtotal	$5,079	$37	$(527)	$4,589
Level 2:
Corporate fixed income	$34,272	$12	$(1,013)	$33,271
Municipal bonds	3,038	—	(76)	2,962
Certificates of deposit and time deposits	2,237	—	—	2,237
Asset backed securities	719	—	(29)	690
Subtotal	$40,266	$12	$(1,118)	$39,160
Total	$45,345	$49	$(1,645)	$43,749
Liabilities
Level 1:
Phantom stock units	$47	$—	$—	$47
Total	$47	$—	$—	$47

	December 27, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$2,145	$65	$(282)	$1,928
Mutual funds	3,106	2	(227)	2,881
Subtotal	$5,251	$67	$(509)	$4,809
Level 2:
Corporate fixed income	$33,740	$6	$(868)	$32,878
Municipal bonds	2,441	—	(33)	2,408
Certificates of deposit and time deposits	2,439	—	—	2,439
Asset backed securities	842	—	(23)	819
Subtotal	$39,462	$6	$(924)	$38,544
Total	$44,713	$73	$(1,433)	$43,353
Liabilities
Level 1:
Phantom stock units	$30	$—	$—	$30
Total	$30	$—	$—	$30

The Company recognized a net realized loss on investments during the six months ended June 27, 2015 of $117 and a net realized gain of $160 during the six months ended June 28, 2014. As of June 27, 2015, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. There were no other-than-temporary impairments during the six month period ended June 27, 2015.

Maturities of investments at June 27, 2015 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$15,259	$15,128
Due after one year but within five years	17,098	16,749
Due after five years but within ten years	4,673	4,184
Due after ten years	3,236	3,099
Equity securities	1,591	1,411
Mutual Funds	3,488	3,178
Total	$45,345	$43,749
The Company reports phantom stock units as a liability. The Company recognized expense relating to this liability of $17 and $21, for the six month periods ended June 27, 2015 and June 28, 2014, respectively. Phantom stock units vest over a period of three years.
The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended June 27, 2015.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income by Component
Six Months Ended June 27, 2015

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 27, 2014	$(859)	$(3,226)	$(4,085)
Other comprehensive income (loss) before reclassifications	(222)	(2,359)	(2,581)
Amounts reclassified from accumulated other comprehensive income	74	—	74
Net current period other comprehensive income (loss)	(148)	(2,359)	(2,507)
Balance, June 27, 2015	$(1,007)	$(5,585)	$(6,592)
Reclassifications out of Accumulated Other Comprehensive Income
Six Months Ended June 27, 2015

Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 27, 2015	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$(117)	Miscellaneous (income) expense, net
	(117)	Total before tax
	43	Tax benefit
	$(74)	Net of tax
Total reclassifications for the period	$(74)

12. NEW ACCOUNTING PRONOUNCEMENTS

In July 2015, the FASB issued guidance on Simplifying the Measurement of Inventory. The guidance requires inventory be measured at the lower of cost and net realizable value. Additionally, the guidance defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The guidance should be applied prospectively. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
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

In May 2014, the FASB issued guidance on Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual and interim periods beginning after December 15, 2016. The FASB has subsequently delayed this standard by one year. Early adoption is permitted as of the original effective date. The Company is currently evaluating the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

13. COMMITMENTS AND CONTINGENCIES
The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

14. SUBSEQUENT EVENT
The Company sold its 10,000 square foot distribution and manufacturing facility in Incheon, Korea on July 6, 2015. A gain on the disposal of the building of approximately $1,300 will be recognized in the third quarter of 2015.

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

Industry conditions
Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 6% in 2014 after decreasing 5% in 2013. The index of shipments of hydraulic products decreased 11% for the three-month period ending June 27, 2015, compared to the same period of the prior year.
The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction. The index decreased to 53.5 in June 2015 compared to 55.7 in June 2014. The U.S. PMI index registered 52.7 for July 2015, indicating expansion in the manufacturing sector for the 31st consecutive month, albeit, at a slower rate.

Results for the second quarter
(in millions except net income per share)

	June 27, 2015	June 28, 2014	Increase/(Decrease)
Three Months Ended
Net sales	$54.0	$61.1	(12)%
Net income	$9.2	$12.2	(25)%
Net income per share:
Basic	$0.35	$0.46	(24)%
Diluted	$0.35	$0.46	(24)%
Six Months Ended
Net sales	$108.4	$117.9	(8)%
Net income	$19.6	$23.6	(17)%
Net income per share:
Basic	$0.74	$0.89	(17)%
Diluted	$0.74	$0.89	(17)%

The global business climate continues to be difficult. Unfavorable fluctuations in demand and currency rates impacted second quarter performance in all geographic markets. Second quarter demand in the Americas was down 14%. European sales were down 13%, 6% of which related to currency. Asian sales decreased by 2%. Despite the slowing growth of the Chinese economy, demand in China increased by 9% as a result of Sun's marketing focus over the last couple years. As expected, the strengthening U.S. Dollar continued to negatively impact sales in Q2 by an estimated $1.8M and reduced EPS by $0.05 over last year.

While this continues to be a challenging economic environment, Management remains focused on things that can be controlled. The Company is investing for the long term in both operational excellence and marketing efforts around the world. Operationally, Sun is harnessing advancements in manufacturing technology and automating processes for better efficiency. Globally, the Company has added marketing resources over the last three months which include field application engineers in Europe and Asia, as well as a business development function to work across the organization. QuickDesign, Sun's tool which enables users to quickly configure a custom integrated package through the website, is gaining significant traction. There has been a sizable increase in the quantity of design requests with actual sales following suit. Through these and other resources, Sun continues to create competitive opportunities in the marketplace.

Product development efforts remain in the forefront. The Company's latest endeavor, initially announced as a technology collaboration back in November, has been developed into a commercially viable product line that integrates digital control into Sun’s electrically-actuated cartridge valves. Sun will be the first to bring Digital Logic Valve (DLV) technology to the fluid power market. These valves are lighter and smaller than a comparative electrically-actuated valve and operate faster while consuming significantly less energy. Preliminary prototyping phases are complete and beta testing has begun. Management looks forward to the next generation of applications that will benefit from this technology.

Outlook
Third quarter 2015 revenues are expected to be approximately $50 million, down 8% from the third quarter of 2014. Earnings per share are estimated to be $0.32 to $0.34 compared to $0.37 in the same period a year ago.   Currency is responsible for $1.9M of the decline in revenues and $0.04 of the decline in earnings per share in the Q3 estimates.  Q3 EPS estimates also include a one-time gain of approximately $0.04 related to the sale of a building used in our South Korean operation.  The building was vacated and held for sale in Q4 2014 when the Korean operations were consolidated into a new facility.

COMPARISON OF THE THREE MONTHS ENDED JUNE 27, 2015 AND JUNE 28, 2014
Net Sales
Net sales were $54.0 million, a decrease of $7.0 million, or 11.5%, compared to $61.1 million in the second quarter of 2014. The decrease in net sales was driven by weaker demand in all markets. A price increase, effective December 1, 2014, contributed approximately 2.5%, or $1.4 million to sales. Changes in exchange rates had a negative impact on sales of approximately $2.1 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 12% of total sales.

Asia/Pacific sales decreased 2.0% or $0.2 million, to $11.8 million in the second quarter of 2015, primarily related to decreased demand from Korea. Exchange rates had a $0.4 million negative impact on Asia/Pacific sales in the second quarter of 2015. EAME sales decreased 13.2% or $2.5 million, to $16.3 million in the second quarter of 2015, primarily related to decreased demand in Germany, and the United Kingdom. Exchange rates had a negative impact on sales to EAME of approximately $1.8 million in the second quarter of 2015. Sales to the Americas decreased 14.3% or $4.3 million, to $25.9 million in the second quarter of 2015, primarily related to decreased demand in the U.S.
Gross Profit
Gross profit decreased $4.4 million or 16.9%, to $21.4 million in the second quarter of 2015, compared to $25.8 million in the second quarter of last year. Gross profit as a percentage of net sales decreased to 39.6% in the second quarter of 2015, compared to 42.2% in the second quarter of last year. Lower sales volume reduced gross profit by approximately $3.6 million.The remainder of the decrease resulted from higher costs as a percent of sales including, material costs of $1.2 million, labor costs of $0.4, and overhead costs of $0.6 million. These increases were partially offset by pricing.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses remained flat at $7.3 million in the second quarters of 2015 and 2014.
Operating Income
Operating income decreased $4.3 million or 23.4%, to $14.1 million in the second quarter of 2015, compared to $18.4 million in the second quarter last year, with operating margins of 26.1% and 30.1% for the second quarters of 2015 and 2014, respectively.

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

Products manufactured in the U.S. are sold worldwide. Pricing, operations and cost structure are the primary reasons that operating income in the U.S. is higher than foreign subsidiary operating income, which we expect will continue. Our German and U.K. entities act as value add distributors. These entities sell to both end use customers in their respective regions, as well as to third party distributors in certain parts of Europe. U.K. margins have historically been lower than in Germany. This is due to the fact that, in the U.K., we manufacture iron manifolds for the European market. This results in higher overhead costs primarily related to machinery and equipment, and the employment of nearly twice as many people as in Germany. Margins are lowest in our Korean entity. Korea, more than any other subsidiary, sells direct to large OEM customers where pricing pressure is most pronounced.

The U.S. legal entity contributed $12.5 million to our consolidated operating income in the second quarter 2015, compared to $14.9 million in the second quarter of 2014, a decrease of $2.4 million. The decrease is primarily related to volume. The U.S. legal entity ships products directly to customers around the world. Third party export sales from the U.S. were $15.9 million in the second quarter of 2015 compared to $16.1 million in the second quarter of 2014. As demand strengthens internationally, the U.S. legal entity will benefit from these direct export sales.

Our Korean subsidiary had a minimal impact on our consolidated operating income in the second quarter of 2015 compared to a contribution of $0.3 million in the second quarter of 2014, a decrease of $0.3 million.

Our German subsidiary contributed $1.0 million to our consolidated operating income in the second quarter of 2015 compared to $1.8 million during the second quarter of 2014, a decrease of $0.8 million. Operating margins were 15.4% and 23.8%, in 2015 and 2014, respectively.

Our U.K. subsidiary contributed $0.6 million to our consolidated operating income in the second quarter of 2015 compared to $1.2 million in the second quarter of 2014.
Interest Income, Net
Net interest income was $0.3 million for the quarters ended June 27, 2015 and June 28, 2014, respectively. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended June 27, 2015, was $111.1 million compared to $104.1 million for the quarter ended June 28, 2014.
Miscellaneous (Income) Expense, Net
Net miscellaneous expense was $0.4 million for the quarter ended June 27, 2015, compared to net miscellaneous expense of $0.3 million for the quarter ended June 28, 2014.
Income Taxes
The provision for income taxes for the quarter ended June 27, 2015, was 33.8% of pretax income compared to 33.9% for the quarter ended June 28, 2014. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

COMPARISON OF THE SIX MONTHS ENDED JUNE 27, 2015 AND JUNE 28, 2014
Net Sales
Net sales were $108.4 million, a decrease of $9.5 million, or 8.0% compared to $117.9 million in 2014. The decrease in net sales was driven by weaker demand in our European and Asian end markets, which primarily include capital goods equipment. A price increase, effective December 1, 2014, contributed approximately 2.5%, or $2.7 million to sales. Changes in exchange rates had a negative impact on sales of approximately $3.6 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 12% of total sales.

Asia/Pacific sales decreased 5.7% or $1.4 million, to $23.7 million in 2015, primarily related to decreased demand from Korea. Exchange rates had a $0.5 million negative impact on Asia/Pacific sales in 2015. EAME sales decreased 10.9% or $4.0 million, to $32.9 million in 2015, primarily related to decreased demand in Germany, and the United Kingdom. Exchange rates had a negative impact on sales to EAME of approximately $3.1 million in 2015. Sales to the Americas decreased 7.1% or $4.0 million, to $51.8 million in 2015, driven by decreased demand in the U.S.
Gross Profit
Gross profit decreased $7.0 million or 14.1%, to $42.8 million in 2015, compared to $49.8 million in 2014. Gross profit as a percentage of net sales decreased to 39.5% in 2015, compared to 42.3% last year. Lower sales volume reduced gross profit by approximately $5.1 million.The remainder of the decrease resulted from higher costs as a percent of sales including, material costs of $1.8 million, labor costs of $1.0, and overhead costs of $1.8 million. These increases were partially offset by pricing.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses decreased 0.7%, or $0.1 million, to $14.6 million in 2015, compared to $14.7 million last year.
Operating Income
Operating income decreased 6.9 million or 19.7%, to $28.2 million in 2015, compared to $35.1 million last year, with operating margins of 26.0% and 29.8% for 2015 and 2014, respectively.

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

Products manufactured in the U.S. are sold worldwide. Pricing, operations and cost structure are the primary reasons that operating income in the U.S. is higher than foreign subsidiary operating income, which we expect will continue. Our German and U.K. entities act as value add distributors. These entities sell to both end use customers in their respective regions, as well as to third party distributors in certain parts of Europe. U.K. margins have historically been lower in Germany. This is due to the fact that, in the U.K., we manufacture iron manifolds for the European market. This results in higher overhead costs primarily related to machinery and equipment, and the employment of nearly twice as many people as in Germany. Margins are lowest in our Korean entity. Korea, more than any other subsidiary, sells direct to large OEM customers where pricing pressure is most pronounced.

The U.S. legal entity contributed $24.5 million to our consolidated operating income in 2015, compared to $27.9 million in 2014, a decrease of $3.4 million. The decrease is primarily related to volume. The U.S. legal entity ships products directly to customers around the world. Third party export sales from the U.S. were $31.2 million in 2015 compared to $31.4 million in 2014. As demand strengthens internationally, the U.S. legal entity will benefit from these direct export sales.

Our Korean subsidiary contributed $0.1 million to our consolidated operating income in 2015 compared to $1.1 million in 2014.

Our German subsidiary contributed $2.2 million to our consolidated operating income in 2015 compared to $3.7 million during 2014, a decrease of $1.5 million. Operating margins were 16.7% and 24.1%, in 2015 and 2014, respectively.

Our U.K. subsidiary contributed $1.5 million to our consolidated operating income in 2015 compared to $2.3 million 2014.
Interest Income, Net
Net interest income was $0.7 million in 2015, compared to $0.6 million in 2014. The Company currently has no outstanding debt. Total average cash and investments for the six months ended June 27, 2015, was $108.1 million compared to $102.5 million for the six months ended June 28, 2014.
Miscellaneous (Income) Expense, Net
Net miscellaneous expense was $0.5 million in 2015, compared to net miscellaneous expense of $0.4 million in 2014.
Income Taxes
The provision for income taxes for the six months ended June 27, 2015, was 33.1% of pretax income compared to 33.4% in 2014. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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
Cash from operations for the six months ended June 27, 2015, was $28.5 million, an increase of $1.8 million, compared to $26.7 million for the six months ended June 28, 2014. Net income was down approximately $3.9 million from the prior period. Changes in working capital related to increases in accounts receivable of $2.0 million during 2015, compared to $5.7 million during 2014. Decreases in inventory were $1.7 million during 2015, compared to an increase of $ 0.9 million during 2014. These changes are the result of decreased days sales outstanding and improved inventory turns. Increases in accounts payable and accruals were $1.8 million during 2015, compared to $4.1 million during 2014.  Cash on hand increased $14.8 million from $56.8 million at the end of 2014 to $71.7 million at June 27, 2015. Days sales outstanding (DSO) were 33 at June 27, 2015, and 34 at June 28, 2014. Inventory turns were 10.6 as of June 27, 2015, and 9.6 as of June 28, 2014.
Capital expenditures were $3.1 million for the six months ended June 27, 2015, primarily made up of purchases of machinery and equipment. Capital expenditures for 2015 are estimated to be $8.0 million, primarily related to purchases of machinery and equipment.

The Company declared a quarterly cash dividend of $0.09 per share payable on July 15, 2015, to shareholders of record as of June 30, 2015. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.
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

Seasonality
The Company generally has experienced increased sales during the second quarter of the year, largely as a result of the order patterns of our customers. The Company’s second quarter net sales, income from operations and net income historically are the highest of any quarter during the year. However, due to the current economic conditions, this pattern did not continue in 2015.
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
Critical Accounting Policies and Estimates
The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, and income taxes. The Company’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 27, 2014, and did not change during the first six months of 2015.
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
Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 27, 2014, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended June 27, 2015. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at June 27, 2015. Therefore, a 1% change in interest rates up or down would not have a material effect on the Company’s income statement on an annual basis.
The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES
As of June 27, 2015, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 27, 2015, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
There were no changes in the Company’s internal controls over financial reporting during the period ended June 27, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 1A. Risk Factors.
For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Below is a summary of stock repurchases for the three months ended June 28, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

March 29 through April 28	—
April 29 through May 28	—
May 29 through June 28	225	$37.74

(1)
In connection with an award of 750 shares to one of the Company's directors as Board fees under the 2012 Nonemployee Director Fees Plan, the Company withheld 225 shares to satisfy federal tax withholding obligations on the award.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 4, 2015.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)