Form 10-Q
period 2015-09-26
SUN HYDRAULICS CORP
filed 2015-11-03
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 ____________________________________________
FORM 10-Q
 ____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015	Commission file number 0-21835

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 26,712,318 shares of common stock, par value $.001, outstanding as of October 23, 2015.

Sun Hydraulics Corporation
INDEX
For the quarter ended September 26, 2015

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of September 26, 2015 (unaudited) and December 27, 2014		3

Consolidated Statements of Operations for the Three Months Ended September 26, 2015 (unaudited) and September 27, 2014 (unaudited)		4

Consolidated Statements of Operations for the Nine Months Ended September 26, 2015 (unaudited) and September 27, 2014 (unaudited)		5

Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 26, 2015 (unaudited) and September 27, 2014 (unaudited)		6

Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 26, 2015 (unaudited)		7

Consolidated Statements of Cash Flows for the Nine Months Ended September 26, 2015 (unaudited) and September 27, 2014 (unaudited)		8

Notes to the Consolidated, Unaudited Financial Statements		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Forward Looking Information	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosure	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

PART I: FINANCIAL INFORMATION
Item  1.
Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	September 26, 2015	December 27, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,615	$56,843
Restricted cash	298	319
Accounts receivable, net of allowance for doubtful accounts of $158 and $172	16,874	17,501
Inventories	11,757	14,098
Deferred income taxes	452	467
Short-term investments	45,596	43,353
Other current assets	3,014	2,966
Total current assets	154,606	135,547
Property, plant and equipment, net	75,187	77,716
Goodwill	4,934	5,141
Other assets	5,486	4,360
Total assets	$240,213	$222,764
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,029	$4,873
Accrued expenses and other liabilities	5,287	7,908
Income taxes payable	116	559
Dividends payable	2,403	2,392
Total current liabilities	12,835	15,732
Deferred income taxes	8,193	8,501
Other noncurrent liabilities	252	272
Total liabilities	21,280	24,505
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 26,701,871 and 26,572,774 shares outstanding	27	27
Capital in excess of par value	80,780	73,499
Retained earnings	147,246	128,818
Accumulated other comprehensive income (loss)	(9,120)	(4,085)
Total shareholders’ equity	218,933	198,259
Total liabilities and shareholders’ equity	$240,213	$222,764

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	September 26, 2015	September 27, 2014
	(unaudited)	(unaudited)
Net sales	$48,036	$55,011
Cost of sales	29,536	32,720
Gross profit	18,500	22,291
Selling, engineering and administrative expenses	7,463	7,656
Operating income	11,037	14,635
Interest (income) expense, net	(361)	(331)
Foreign currency transaction (gain) loss, net	(140)	(226)
Miscellaneous (income) expense, net	(1,005)	191
Income before income taxes	12,543	15,001
Income tax provision	4,133	5,124
Net income	$8,410	$9,877
Basic net income per common share	$0.32	$0.37
Weighted average basic shares outstanding	26,695	26,455
Diluted net income per common share	$0.32	$0.37
Weighted average diluted shares outstanding	26,695	26,455
Dividends declared per share	$0.090	$1.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Nine months ended
	September 26, 2015	September 27, 2014
	(unaudited)	(unaudited)
Net sales	$156,438	$172,870
Cost of sales	95,140	100,756
Gross profit	61,298	72,114
Selling, engineering and administrative expenses	22,077	22,375
Operating income	39,221	49,739
Interest (income) expense, net	(1,021)	(926)
Foreign currency transaction (gain) loss, net	(839)	(256)
Miscellaneous (income) expense, net	(793)	548
Income before income taxes	41,874	50,373
Income tax provision	13,839	16,924
Net income	$28,035	$33,449
Basic net income per common share	$1.05	$1.27
Weighted average basic shares outstanding	26,662	26,425
Diluted net income per common share	$1.05	$1.27
Weighted average diluted shares outstanding	26,662	26,425
Dividends declared per share	$0.360	$1.360

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$8,410	$9,877	$28,035	$33,449
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,007)	(5,158)	(4,366)	(2,490)
Unrealized gain (loss) on available-for-sale securities	(521)	(383)	(669)	(188)
Total other comprehensive income (loss)	(2,528)	(5,541)	(5,035)	(2,678)
Comprehensive income	$5,882	$4,336	$23,000	$30,771

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 27, 2014	—	$—	26,573	$27	$73,499	$128,818	$(4,085)	$198,259
Shares Issued, Restricted Stock			(6)					—
Shares issued, other comp			18					—
Shares issued, ESPP			23		772			772
Shares issued, shared distribution			94		3,535			3,535
Stock-based compensation					2,974			2,974
Dividends declared						(9,607)		(9,607)
Net income						28,035		28,035
Other comprehensive income (loss)							(5,035)	(5,035)
Balance, September 26, 2015	—	$—	26,702	$27	$80,780	$147,246	$(9,120)	$218,933

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 26, 2015	September 27, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$28,035	$33,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,054	6,428
(Gain)Loss on disposal of assets	(1,086)	155
Provision for deferred income taxes	100	53
Allowance for doubtful accounts	(14)	29
Stock-based compensation expense	2,975	2,744
(Increase) decrease in, net of assets acquired:
Accounts receivable	641	(2,850)
Inventories	2,341	204
Income taxes receivable	—	954
Other current assets	(48)	(1,185)
Other assets	435	146
Increase (decrease) in, net of liabilities assumed:
Accounts payable	156	1,289
Accrued expenses and other liabilities	914	2,949
Income taxes payable	(443)	2,329
Other noncurrent liabilities	(20)	3
Net cash provided by operating activities	41,040	46,697
Cash flows from investing activities:
Investment in licensed technology	(1,425)	—
Capital expenditures	(4,697)	(6,953)
Proceeds from dispositions of equipment	1,645	6
Purchases of short-term investments	(20,666)	(42,788)
Proceeds from sale of short-term investments	17,459	25,396
Net cash used in investing activities	(7,684)	(24,339)
Cash flows from financing activities:
Proceeds from stock issued	772	623
Dividends to shareholders	(9,596)	(9,509)
Change in restricted cash	21	(3)
Net cash used in financing activities	(8,803)	(8,889)
Effect of exchange rate changes on cash and cash equivalents	(4,781)	(2,286)
Net increase (decrease) in cash and cash equivalents	19,772	11,183
Cash and cash equivalents, beginning of period	56,843	54,912
Cash and cash equivalents, end of period	$76,615	$66,095
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$14,575	$13,818
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$3,535	$3,226

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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on February 24, 2015. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the nine month period ended September 26, 2015, are not necessarily indicative of the results that may be expected for the period ending January 2, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Earnings per share
The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income	$8,410	$9,877	$28,035	$33,449
Weighted average basic shares outstanding	26,695	26,455	26,662	26,425
Basic net income per common share	$0.32	$0.37	$1.05	$1.27
Effect of dilutive stock options	—	—	—	—
Weighted average diluted shares outstanding	26,695	26,455	26,662	26,425
Diluted net income per common share	$0.32	$0.37	$1.05	$1.27

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
The Company’s 2011 Equity Incentive Plan (“2011 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At September 26, 2015, 633,962 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the nine months ended September 26, 2015 and September 27, 2014, totaled $2,159 and $2,021, respectively.

The following table summarizes restricted stock activity from December 27, 2014, through September 26, 2015:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 27, 2014	191	34.81
Granted	—	—
Vested	—	—
Forfeitures	(6)	—
Nonvested balance at September 26, 2015	185	—
The Company had $3,141 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of September 26, 2015. That cost is expected to be recognized over a weighted average period of 1.04 years.
The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 23,607 shares at a weighted average price of $32.71, and 18,373 shares at a weighted average price of $33.92, under the ESPP during the nine months ended September 26, 2015 and September 27, 2014, respectively. The Company recognized $159 and $138 of compensation expense during the nine months ended September 26, 2015 and September 27, 2014, respectively. At September 26, 2015, 629,786 shares remained available to be issued through the ESPP and the U.K. plan.

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

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 35,000 shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At September 26, 2015, 205,249 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 17,500 and 13,000 shares for the nine months ended September 26, 2015 and September 27, 2014, respectively. The Company recognized director stock compensation expense of $617 and $514 for the nine months ended September 26, 2015 and September 27, 2014, respectively.

4. RESTRICTED CASH
On September 26, 2015, the Company had restricted cash of $298. A restricted cash reserve for customs and excise taxes in the U.K. operation was $46 at September 26, 2015. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K. Restricted cash of $252 at September 26, 2015, represents the holdback of the purchase price associated with the acquisition of Seungwon on October 18, 2012.

5. INVENTORIES

	September 26, 2015	December 27, 2014
Raw materials	$5,168	$6,329
Work in process	3,700	3,979
Finished goods	3,926	4,433
Provision for slow moving inventory	(1,037)	(643)
Total	$11,757	$14,098

6. GOODWILL AND INTANGIBLE ASSETS
A summary of changes in goodwill at September 26, 2015 is as follows:

Balance, December 27, 2014	$5,141
Acquisitions	—
Currency translation	(207)
Balance, September 26, 2015	$4,934

Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at December 27, 2014 indicated that there was no impairment of the carrying value of the goodwill at Sun Korea. A valuation of the reporting unit at September 26, 2015 indicated that there was no impairment of the carrying value of the goodwill at HCT.

In 2014, the Company entered into a licensing agreement with Sturman Industries, Inc., recognizing intangible assets of $1,075 in 2014 and $1,425 in the nine months ending September 26, 2015. The agreement is for licensed technology to be used with the Company's electrically actuated hydraulic cartridge valves. Royalties will be paid from the date of the first commercial sale and continue for fifteen years thereafter, or until the last related licensed patent expires, whichever is the later date. The Company recognized $2,658 and $746 in identifiable intangible assets as a result of the acquisitions of HCT and WhiteOak, respectively. Intangible assets are held in other assets on the balance sheet. At September 26, 2015 and December 27, 2014, intangible assets consisted of the following:

	September 26, 2015			December 27, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	$774	$(321)	$453	$774	$(264)	$510
Non-compete agreement	11	(11)	—	11	(10)	1
Technology	935	(282)	653	868	(216)	652
Customer relationships	1,751	(340)	1,411	1,751	(272)	1,479
Licensing agreement	2,500	(95)	2,405	1,075	(11)	1,064
	$5,971	$(1,049)	$4,922	$4,479	$(773)	$3,706
Total estimated amortization expense for the years 2016 through 2020 is presented below. The remaining amortization for 2015 is approximately $113.

Year:
2016	473
2017	473
2018	473
2019	473
2020	473
Total	$2,365
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the nine months ended September 26, 2015.

7. LONG-TERM DEBT

Effective August 1, 2011, the Company entered into a credit and security agreement in the U.S. with Fifth Third Bank (the “Bank”). The agreement initially provided for three separate credit facilities totaling $50,000. As noted below, at September 26, 2015, two of the original facilities remained available.
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
Facility A is subject to debt covenants (capitalized terms are defined therein) including: 1) Minimum Tangible Net Worth of not less than $92,000, increased annually by 50% of Net Income, and 2) Minimum EBITDA of not less than $5,000; and requires the Company to maintain its primary domestic deposit accounts with the bank. At September 26, 2015, the Company was in compliance with all debt covenants related to Facility A as follows:

Covenant	Required Ratio/Amount	Actual Ratio/Amount
Minimum Tangible Net Worth	$184,435	$209,077
Minimum EBITDA	Not less than $5 million	$64,109
If Facility B is activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0. As of September 26, 2015, the Company had not activated Facility B.
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended September 26, 2015, and September 27, 2014.

8. INCOME TAXES
At September 26, 2015, the Company had an unrecognized tax benefit of $2,051 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of September 26, 2015, is not considered material to the Company’s consolidated financial statements.
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
Geographic Region Information:
Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	Three Months Ended September 26, 2015	Three Months Ended September 27, 2014	Nine months ended September 26, 2015	Nine months ended September 27, 2014
Net sales
Americas	$23,678	$27,399	$75,507	$83,242
Europe/Africa/ME	15,578	17,016	48,493	53,937
Asia/Pacific	8,780	10,596	32,438	35,691
Total	$48,036	$55,011	$156,438	$172,870

	September 26, 2015	December 27, 2014
Total assets
Americas	$164,144	$145,816
Europe/Africa/ME	59,906	59,439
Asia/Pacific	16,163	17,509
Total	$240,213	$222,764
Long-lived assets
Americas	$73,590	$73,315
Europe/Africa/ME	8,361	9,233
Asia/Pacific	3,657	4,669
Total	$85,608	$87,217

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

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at September 26, 2015 and December 27, 2014.

	September 26, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$1,598	$14	$(267)	$1,345
Mutual funds	3,011	—	(496)	2,515
Subtotal	$4,609	$14	$(763)	$3,860
Level 2:
Corporate fixed income	$36,477	$5	$(1,565)	$34,917
Municipal bonds	3,329	1	(111)	3,219
Certificates of deposit and time deposits	3,041	—	—	3,041
Asset backed securities	565	—	(6)	559
Subtotal	$43,412	$6	$(1,682)	$41,736
Total	$48,021	$20	$(2,445)	$45,596
Liabilities
Level 1:
Phantom stock units	$40	$—	$—	$40
Total	$40	$—	$—	$40

	December 27, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$2,145	$65	$(282)	$1,928
Mutual funds	3,106	2	(227)	2,881
Subtotal	$5,251	$67	$(509)	$4,809
Level 2:
Corporate fixed income	$33,740	$6	$(868)	$32,878
Municipal bonds	2,441	—	(33)	2,408
Certificates of deposit and time deposits	2,439	—	—	2,439
Asset backed securities	842	—	(23)	819
Subtotal	$39,462	$6	$(924)	$38,544
Total	$44,713	$73	$(1,433)	$43,353
Liabilities
Level 1:
Phantom stock units	$30	$—	$—	$30
Total	$30	$—	$—	$30

The Company recognized a net realized loss on investments during the nine months ended September 26, 2015 of $241 and a net realized gain of $180 during the nine months ended September 27, 2014. As of September 26, 2015, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. There were no other-than-temporary impairments during the nine month period ended September 26, 2015.

Maturities of investments at September 26, 2015 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$17,742	$17,589
Due after one year but within five years	17,383	16,781
Due after five years but within ten years	4,673	3,956
Due after ten years	3,614	3,410
Equity securities	1,598	1,345
Mutual Funds	3,011	2,515
Total	$48,021	$45,596
The Company reports phantom stock units as a liability. The Company recognized expense relating to this liability of $10 and $26, for the nine month periods ended September 26, 2015 and September 27, 2014, respectively. Phantom stock units vest over a period of three years.
The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended September 26, 2015.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income by Component
Nine Months Ended September 26, 2015

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 27, 2014	$(859)	$(3,226)	$(4,085)
Other comprehensive income (loss) before reclassifications	(517)	(4,366)	(4,883)
Amounts reclassified from accumulated other comprehensive income	(152)	—	(152)
Net current period other comprehensive income (loss)	(669)	(4,366)	(5,035)
Balance, September 26, 2015	$(1,528)	$(7,592)	$(9,120)
Reclassifications out of Accumulated Other Comprehensive Income
Nine Months Ended September 26, 2015

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 26, 2015	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$241	Miscellaneous (income) expense, net
	241	Total before tax
	(89)	Tax benefit
	$152	Net of tax
Total reclassifications for the period	$152

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
The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction. The index decreased to 50.2 in September 2015 compared to 56.1 in September 2014. The U.S. PMI index registered 50.1 for October 2015, indicating expansion in the manufacturing sector for the 34st consecutive month, albeit, at a slower rate.

Results for the third quarter
(in millions except net income per share)

	September 26, 2015	September 27, 2014	Increase/(Decrease)
Three Months Ended
Net sales	$48.0	$55.0	(13)%
Net income	$8.4	$9.9	(15)%
Net income per share:
Basic	$0.32	$0.37	(14)%
Diluted	$0.32	$0.37	(14)%
Nine Months Ended
Net sales	$156.4	$172.9	(10)%
Net income	$28.0	$33.4	(16)%
Net income per share:
Basic	$1.05	$1.27	(17)%
Diluted	$1.05	$1.27	(17)%

Third quarter sales were weaker than expected, with demand down in all geographic markets. Depreciation of global currencies relative to the U.S. dollar continued to influence performance. Third quarter sales in the Americas were down 14%.  Asian demand decreased by 17%, driven primarily by the weakening of the South Korean economy. European sales were down 8%, with 5% related to currency.  As expected, the strong U.S. Dollar continued to negatively impact sales in Q3 by an estimated $1.8M and reduced EPS by $0.07 over last year.

Management believes we are near the bottom of the current economic cycle. Sun’s focus is on investments to drive future growth. Management's efforts are concentrated on:

•
Operational execution - cross training in production areas, evaluating manufacturing processes for additional improvements and consistently seeking out opportunities to further automation efforts. This down cycle affords Sun the opportunity to implement process improvements.

•
Product Development - Sun is renowned for its broad scope of products which offer a variety of solutions to meet today’s most demanding hydraulic challenges. Sun continues to release innovative products, specifically in the electro-hydraulic market. The introduction of the new Digital Logic Valves (DLV) has Sun's customers exploring where they can apply this product to solve problems that go beyond traditional cartridge valve applications.

•	Market Penetration - Sun is growing worldwide marketing resources to reach more customers by adding field application engineers in all regions - the Americas, Europe and Asia.

Management believes market share gains are made in the beginning of the business cycle and to be prepared requires planning and investment at the bottom of the cycle. When the economy does recover, Sun will be positioned to respond to customer demand with the superior product and service performance that has become our hallmark.

Outlook
Fourth quarter 2015 revenues are expected to be approximately $44 million, down 20% from the fourth quarter of 2014. Earnings per share are estimated to be $0.17 to $0.19 compared to $0.39 in the same period a year ago. This is a result of decreased demand, absorption of fixed costs and currency effects. Currency is responsible for $1.7M of the decline in revenues and approximately $0.06 of the decline in earnings per share in the Q4 estimates. While today's softened demand is expected to continue into 2016, management foresees business conditions strengthening during the year.
COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014
Net Sales
Net sales were $48.0 million, a decrease of $7.0 million, or 12.7%, compared to $55.0 million in the third quarter of 2014. The decrease in net sales was driven by weaker demand in all markets. A price increase, effective December 1, 2014, contributed approximately 2.7%, or $1.3 million to sales. Changes in exchange rates had a negative impact on sales of approximately $1.8 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 12% of total sales.

Asia/Pacific sales decreased 17.1% or $1.8 million, to $8.8 million in the third quarter of 2015, primarily related to decreased demand from Korea. Exchange rates had a $0.4 million negative impact on Asia/Pacific sales in the third quarter of 2015. EAME sales decreased 8.5% or $1.4 million, to $15.6 million in the third quarter of 2015, primarily related to decreased demand in Germany, and the United Kingdom. Exchange rates had a negative impact on sales to EAME of approximately $1.4 million in the third quarter of 2015. Sales to the Americas decreased 13.6% or $3.7 million, to $23.7 million in the third quarter of 2015, primarily related to decreased demand in the U.S.
Gross Profit
Gross profit decreased $3.8 million or 17.0%, to $18.5 million in the third quarter of 2015, compared to $22.3 million in the third quarter of last year. Gross profit as a percentage of net sales decreased to 38.5% in the third quarter of 2015, compared to 40.5% in the third quarter of last year. Lower sales volume reduced gross profit by approximately $3.4 million.The remainder of the decrease resulted from higher costs as a percent of sales including, material costs of $0.5 million, labor costs of $0.3, and overhead costs of $1.0 million. These increases were partially offset by pricing.

Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses decreased $0.2 million or 2.5%, to $7.5 million in the third quarter of 2015, compared to $7.7 million in the third quarter of last year.
Operating Income
Operating income decreased $3.6 million or 24.6%, to $11.0 million in the third quarter of 2015, compared to $14.6 million in the third quarter last year, with operating margins of 23.0% and 26.6% for the third quarters of 2015 and 2014, respectively.

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

The U.S. legal entity contributed $12.1 million to our consolidated operating income in the third quarter 2015, compared to $11.6 million in the third quarter of 2014, a increase of $0.5 million. The increase is primarily related to volume and pricing. The U.S. legal entity ships products directly to customers around the world. Third party export sales from the U.S. were $13.5 million in the third quarter of 2015 compared to $13.8 million in the third quarter of 2014. As demand strengthens internationally, the U.S. legal entity will benefit from these direct export sales.

Our Korean subsidiary experienced an operating loss of $0.7 million in the third quarter of 2015 compared to operating income of $0.3 million in the third quarter of 2014, a decrease of $1.0 million.

Our German subsidiary experienced an operating loss of $0.9 million in the third quarter of 2015 compared to operating income of $1.8 million during the third quarter of 2014, a decrease of $2.7 million.

Our U.K. subsidiary contributed $0.6 million to our consolidated operating income in the third quarter of 2015 compared to $0.9 million in the third quarter of 2014.
Interest Income, Net
Net interest income was $0.4 million for the quarter ended September 26, 2015 and $0.3 million for the quarter ended September 27, 2014. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended September 26, 2015, was $119.1 million compared to $116.3 million for the quarter ended September 27, 2014.
Miscellaneous (Income) Expense, Net
Net miscellaneous income was $1.0 million for the quarter ended September 26, 2015, compared to net miscellaneous expense of $0.2 million for the quarter ended September 27, 2014. The increase in miscellaneous income is related to the gain on disposal of the building at our Korean operation.
Income Taxes
The provision for income taxes for the quarter ended September 26, 2015, was 33.0% of pretax income compared to 34.2% for the quarter ended September 27, 2014. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014
Net Sales
Net sales were $156.4 million, a decrease of $16.4 million, or 9.5% compared to $172.9 million in 2014. The decrease in net sales was driven by weaker demand in our European and Asian end markets, which primarily include capital goods equipment. A price increase, effective December 1, 2014, contributed approximately 2.6%, or $4.0 million to sales. Changes in exchange rates had a negative impact on sales of approximately $5.5 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 12% of total sales.

Asia/Pacific sales decreased 9.1% or $3.3 million, to $32.4 million in 2015, primarily related to decreased demand from Korea. Exchange rates had a $1.0 million negative impact on Asia/Pacific sales in 2015. EAME sales decreased 10.1% or $5.4 million, to $48.5 million in 2015, primarily related to decreased demand in Germany, and the United Kingdom. Exchange rates had a negative impact on sales to EAME of approximately $4.5 million in 2015. Sales to the Americas decreased 9.3% or $7.7 million, to $75.5 million in 2015, driven by decreased demand in the U.S.
Gross Profit
Gross profit decreased $10.8 million or 15.0%, to $61.3 million in 2015, compared to $72.1 million in 2014. Gross profit as a percentage of net sales decreased to 39.2% in 2015, compared to 41.7% last year. Lower sales volume reduced gross profit by approximately $8.5 million.The remainder of the decrease resulted from higher costs as a percent of sales including, material costs of $2.2 million, labor costs of $1.2, and overhead costs of $2.8 million. These increases were partially offset by pricing.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses decreased 0.1%, or $0.3 million, to $22.1 million in 2015, compared to $22.4 million last year.
Operating Income
Operating income decreased $10.5 million or 21.1%, to $39.2 million in 2015, compared to $49.7 million last year, with operating margins of 25.1% and 28.8% for 2015 and 2014, respectively.

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

The U.S. legal entity contributed $36.6 million to our consolidated operating income in 2015, compared to $39.6 million in 2014, a decrease of $3.0 million. The decrease is primarily related to volume. The U.S. legal entity ships products directly to customers around the world. Third party export sales from the U.S. were $44.7 million in 2015 compared to $45.2 million in 2014. As demand strengthens internationally, the U.S. legal entity will benefit from these direct export sales.

Our Korean subsidiary experienced an operating loss of $0.6 million in 2015 compared to operating income of $1.4 million in 2014.

Our German subsidiary contributed $1.2 million to our consolidated operating income in 2015 compared to $5.6 million during 2014, a decrease of $4.4 million.

Our U.K. subsidiary contributed $2.1 million to our consolidated operating income in 2015 compared to $3.1 million 2014.

Interest Income, Net
Net interest income was $1.0 million in 2015, compared to $0.9 million in 2014. The Company currently has no outstanding debt. Total average cash and investments for the nine months ended September 26, 2015, was $111.5 million compared to $107.8 million for the nine months ended September 27, 2014.
Miscellaneous (Income) Expense, Net
Net miscellaneous income was $0.8 million in 2015, compared to net miscellaneous expense of $0.5 million in 2014. The increase in miscellaneous income is related to the gain on disposal of the building at our Korean operation.
Income Taxes
The provision for income taxes for the nine months ended September 26, 2015, was 33.0% of pretax income compared to 33.6% in 2014. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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
Cash from operations for the nine months ended September 26, 2015, was $41.0 million, a decrease of $5.7 million, compared to $46.7 million for the nine months ended September 27, 2014. Net income was down approximately $5.4 million from the prior period. Changes in working capital related to decreases in accounts receivable of $0.6 million during 2015, compared to increases of $2.9 million during 2014. Decreases in inventory were $2.3 million during 2015, compared to a decrease of $ 0.2 million during 2014. These changes are the result of decreased days sales outstanding and improved inventory turns. Increases in accounts payable and accruals were $1.1 million during 2015, compared to $4.2 million during 2014.  Cash on hand increased $19.8 million from $56.8 million at the end of 2014 to $76.6 million at September 26, 2015. Days sales outstanding (DSO) were 32 at September 26, 2015, and 33 at September 27, 2014. Inventory turns were 10.0 as of September 26, 2015, and 9.6 as of September 27, 2014.
Capital expenditures were $4.7 million for the nine months ended September 26, 2015, primarily made up of purchases of machinery and equipment. Capital expenditures for 2015 are estimated to be $7.0 million, primarily related to purchases of machinery and equipment.

The Company declared a quarterly cash dividend of $0.09 per share payable on October 15, 2015, to shareholders of record as of September 30, 2015. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.
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
Critical Accounting Policies and Estimates
The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, and income taxes. The Company’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 27, 2014, and did not change during the first nine months of 2015.
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
Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 27, 2014, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended September 26, 2015. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at September 26, 2015. Therefore, a 1% change in interest rates up or down would not have a material effect on the Company’s income statement on an annual basis.
The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES
As of September 26, 2015, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 26, 2015, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
There were no changes in the Company’s internal controls over financial reporting during the period ended September 26, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 1A. Risk Factors.
For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Below is a summary of stock repurchases for the three months ended September 26, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 29 through July 25	—
July 26 through August 22	—
August 23 through September 26	225	$30.34

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 3, 2015.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)