Form 10-K
period 2016-01-02
SUN HYDRAULICS CORP
filed 2016-03-01
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 ____________________________________________
FORM 10-K
 ____________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016	Commission file number 0-21835

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq Stock Market, LLC, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $823,376,441.
The Registrant had 26,795,733 shares of common stock, par value $.001, outstanding as of February 19, 2016.

PART 1

ITEM 1. BUSINESS
Overview
Sun Hydraulics Corporation (“Sun,” the “Company” or “We”) was founded in 1970, in Sarasota, FL, USA, and for the past 46 years has provided global capital goods industries with hydraulics components and systems used to transmit power and control force, speed and motion. Sun’s products typically add a fine degree of precision and safety to the machinery and equipment in which they are used.
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
To further augment its capabilities in the electronic area, the Company, in 2011, acquired High Country Tek, Inc. (“HCT”), which designs and manufactures a range of standard and customizable electronic control modules used to interpret electronic signals. In 2013, the Company acquired WhiteOak Controls Inc. ("WhiteOak"), which was merged into HCT. WhiteOak designed and produced complementary electronic control products. In 2014, the Company entered into a technology licensing agreement with Sturman Industries ("Sturman") to utilize Sturman's digital valve technology in fluid power markets. The addition of these capabilities with Sun’s legacy products and capabilities expands the scope of unique product solutions the Company can offer its customers.
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
In 2015, 49% of consolidated sales went to customers in the Americas, 30% to customers in Europe, the Middle East and Africa, and 21% to customers in the Asia/Pacific Region. In 2015, sales to any single customer or distributor did not exceed 6% of total net sales.
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
The Company currently has 87 distributors, 56 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2015, sales to the Company’s largest distributor represented less than 6% of net sales.
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

Employees
As of January 2, 2016, Sun had 680 full-time employees in the United States, 24 at HCT, 62 in England, 38 in Germany, one in France, 49 in Korea, two in India and 6 in China. Over 90% of its employees are engaged in manufacturing, distribution, and engineering functions. No employees are represented by a union in any of the Company’s operating units, and management believes that relations with its employees are good. Employees are paid either hourly or with an annual salary at rates that are competitive with other companies in the industry and geographic areas in which they operate. Management believes that Sun’s culture, competitive salaries and wages, above average health and retirement plans, and its safe and pleasant working environment discourage employee turnover and encourage efficient, high-quality production. Nevertheless, due to the nature of the Company’s manufacturing business, it is sometimes difficult to attract skilled personnel. (See Risk Factors: We are dependent upon key employees and skilled personnel.)

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

We are subject to risks relating to international sales. International sales represent a significant proportion of our consolidated sales. In 2015, approximately 58% of our net sales were outside of the United States. We will continue to expand the scope of operations outside the United States, both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of net sales in future periods. International sales are subject to various risks, including unexpected changes in regulatory requirements and tariffs, longer payment cycles, difficulties in receivable collections, potentially adverse tax consequences, trade or currency restrictions, and, particularly in emerging economies, potential political and economic instability and regional conflicts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns major facilities in the United States, United Kingdom, and Germany, as set forth below.

The Company owns a 69,000 square foot facility in Sarasota, Florida, which houses manufacturing, design, marketing and other administrative functions. The Sarasota facility is well suited for the design, testing and manufacture of the Company’s products.

The Company owns a 77,000 square foot manufacturing facility in Manatee County, Florida. This facility, constructed in 1997, has a productive capacity similar to the Sarasota facility.

In 2013, the Company opened its third U.S. manufacturing facility. This facility, in Manatee County, is located adjacent to its existing Manatee County facility. The facility provides an additional 58,000 square feet of production space and 17,000 square feet of office space, dedicated to the design and manufacturing of our integrated package business.

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

The Company leases an 11,500 square foot distribution and manufacturing facility in Incheon, Korea. In 2015, the Company sold its 10,000 square foot distribution and manufacturing faciltiy in Incheon, Korea.

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

	High	Low	Dividends declared
2015
First quarter	41.620	36.240	0.180
Second quarter	41.510	36.510	0.090
Third quarter	38.110	27.430	0.090
Fourth quarter	32.930	27.230	0.090
2014
First quarter	44.740	34.990	0.180
Second quarter	44.310	36.660	0.090
Third quarter	42.110	35.910	1.090
Fourth quarter	42.940	33.840	0.090

Holders

There were 172 shareholders of record of Common Stock on February 19, 2016. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies. The Company believes that there are approximately 12,000 beneficial owners of Common Stock.

Dividends

Quarterly dividends of $0.09 per share were paid on the 15th day of each month following the date of declaration.

In addition to the regular quarterly dividends, the Company declared shared distribution cash dividends in 2015, 2014 and 2013 equal to $0.09 per share. The 2015 dividend was paid on March 31, 2015, to shareholders of record on March 15, 2015, the 2014 dividend was paid on March 31, 2014, to shareholders of record on March 15, 2014, and the 2013 dividend was paid on March 31, 2013, to shareholders of record on March 15, 2013.

In light of the Company's strong cash position, ability to generate on-going cash, and strong financial performance in the first half of 2014, the Company declared a special cash dividend of $1.00 per share that was paid on October 24, 2014, to shareholders of record as of October 10, 2014.

In February 2016, the Company’s board of directors declared a shared distribution cash dividend of $0.04 per share, payable on March 31, 2016, to shareholders of record as of March 15, 2016.

The Company’s board of directors currently intends to continue to pay a quarterly dividend of $0.09 per share during 2016. However, the declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon the Company's profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

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

Equity Compensation Plans

Information called for by Item 5 is provided in Note 14 of our 2015 Audited Financial Statements (Item 8 of this report).

Issuer Purchases of Equity Securities

The Company did not repurchase any of its stock during the fourth quarter of 2015.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Sun, the Russell 2000 Index and the Value Line Machinery Industry Group, from January 1, 2011, to January 2, 2016, assuming $100 invested in each on January 1, 2011. Total return assumes reinvestment of any dividends for all companies considered within the comparison. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	1/1/2011	12/31/2011	12/29/2012	12/28/2013	12/27/2014	1/2/2016
Sun Hydraulics Corporation	100.00	94.43	106.58	177.56	177.60	144.67
Russell 2000 Index	100.00	95.82	109.22	154.42	163.68	155.18
Value Line Machinery Industry Group	100.00	113.83	149.09	215.20	234.46	231.46

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements and related notes contained herein. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business."

The Company reports on a fiscal year that ends on the Saturday closest to December 31st. Each quarter generally consists of thirteen weeks. The 2015 fiscal year ended January 2, 2016, as a result the quarter ended January 2, 2016, consisted of fourteen weeks, resulting in a 53-week year.

	Year ended
	January 2, 2016	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands except per share data)
Statement of Operations:
Net Sales	$200,727	$227,673	$205,267	$204,367	$204,171
Gross Profit	77,093	93,892	82,961	80,572	79,215
Operating Income	46,891	64,071	56,171	54,409	55,269
Income before income taxes	49,230	65,742	57,172	55,853	57,586
Net income	$33,138	$43,775	$37,984	$37,398	$37,677
Basic net income per common share	$1.24	$1.65	1.45	1.44	1.47
Diluted net income per common share	$1.24	$1.65	1.45	1.44	1.47
Dividends per common share	$0.45	$1.45	0.45	1.48	0.40
Other Financial Data:
Depreciation and amortization	$9,557	$8,718	$7,227	$7,186	$6,721
Capital expenditures	6,106	10,667	17,935	13,359	10,143
Balance Sheet Data:
Cash and cash equivalents	$81,932	$56,843	$54,912	$34,478	$42,834
Working capital	145,336	119,815	115,038	90,198	89,744
Total assets	241,540	222,764	213,478	175,121	167,528
Total debt	—	—	—	—	—
Shareholders' equity	222,187	198,259	191,428	155,273	145,276

ITEM 7. MANAGEMENT'S DISCCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sun is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems. The Company sells its products globally through wholly owned subsidiaries and independent distributors. Sales outside the United States for the year ended January 2, 2016, were approximately 58% of total net sales.

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

Industry Conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products decreased 16% in 2015, after increasing 6% in 2014 and decreasing 5% in 2013.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI), with the PMI providing a six to ten months leading indication of business conditions. A PMI above 50 indicates economic expansion in the manufacturing sector and when below 50, it indicates economic contraction. The index decreased to 48.2 in December 2015, from 55.1 in December 2014. The index in January 2016 was also 48.2, indicating the economic contraction may be stabilizing.

Results for the 2015 fiscal year

(in millions except net income per share)
	January 2, 2016	December 27, 2014	Increase/(Decrease)
Twelve Months Ended
Net sales	$200.7	$227.7	(12)%
Net income	$33.1	$43.8	(24)%
Net income per share:
Basic	$1.24	$1.65	(25)%
Diluted	$1.24	$1.65	(25)%
Three Months Ended
Net sales	$44.3	$54.8	(19)%
Net income	$5.1	$10.3	(50)%
Net income per share:
Basic	$0.19	$0.39	(51)%
Diluted	$0.19	$0.39	(51)%
The fourth quarter was in line with management's expectations, resulting in sales of $200.7 million for the year. While the 2015 financial results were sluggish coming off of a strong 2014, management feels the Company has weathered much of the storm with regard to contracting end markets and negative currency influences. Management believes macro-economic indicators appear to be leveling out.
Year over year, 2015 sales to the Americas decreased 13%, with demand in Asia/Pacific and Europe each down 9% and 11%, respectively. Currency accounted for much of the decline in Europe, while weakening OEM demand in Asia/Pacific specifically in the Korean construction market is responsible for the decrease in that region. In the Americas, vulnerable end markets drove reduced demand.
Sun continues to engage in various product and market expansion activities. Sun's development of electro-hydraulic cartridge valves is creating unique solutions for one of the fastest growing segments in the industry. Initiatives to add marketing resources to all regions are increasing Sun’s global presence to further the brand and reach worldwide. Operationally, Sun remains dedicated to evolving processes to drive both quality and productivity.
First quarter estimates indicate Sun may be nearing the bottom of this difficult cycle. While global capital goods indicators are not yet positive, Sun's orders rates show promise. The Company remains agile and ready to capitalize on early-cycle opportunities with efforts focused on satisfying customer demand, growing market share, and delivering strong financial results.

Shared Distribution
Recognizing both Sun’s performance in a difficult year and the importance of the Company’s employees and shareholders, the Board has again declared a shared distribution for 2015. The 2015 shared distribution totals approximately $2.8 million. It consists of a contribution to employees equal to 5% of wages, most of which will be paid into retirement plans in the form of
Sun Hydraulics stock, and a $0.04 per share cash dividend to be paid to all shareholders. The shared distribution is in addition to the normal quarterly dividend and is payable on March 31, 2016, to shareholders of record as of March 15, 2016.

Outlook

First quarter 2016 revenues are expected to be approximately $50 million, down 8% from the first quarter of 2015. Earnings per share are estimated to be $0.31 to $0.33 compared to $0.39 in the same period a year ago. Currency is responsible for
$1.6M of the decline in revenues and $0.04 of the decline in earnings per share in first quarter estimates.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Company’s statements of operations as a percentage of net sales.

	For the year ended
	January 2, 2016	December 27, 2014	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	38.4%	41.2%	40.4%	39.4%	38.8%
Operating income	23.4%	28.1%	27.4%	26.6%	27.1%
Income before income taxes	24.5%	28.9%	27.9%	27.3%	28.2%

Comparison of Years Ended January 2, 2016 and December 27, 2014

Net Sales
Net sales were $200.7 million, a decrease of $26.9 million, compared to $227.7 million in 2014. Demand for our products in 2015 decreased in all major global end markets, which primarily include capital goods equipment. A price increase, effective December 1, 2014, contributed approximately 2.6% to sales. Exchange rates had a negative impact on sales in 2015 of approximately $6.4 million and a positive impact in 2014 of approximately $1.6 million. New product sales (defined as products introduced within the last five years) continue to make up 10%-12% of total sales.

Asian/Pacific sales decreased 9.3% or $4.3 million, to $41.7 million in 2015, primarily related to demand from Korea. Exchange rates had a $1.2 million negative impact on Asia/Pacific sales in 2015. EAME sales decreased 11.5% or $7.9 million, to $61.3 million in 2015, primarily related to demand in Germany and the United Kingdom. Significant decreases were also noted in Finland, Norway, and Ireland. Additionally, currency had a $5.1 million negative impact to EAME sales in 2015. Sales to the Americas decreased 13.1% or $14.8 million, to $97.8 million in 2015, driven by weakened U.S. demand.

Gross Profit
Gross profit decreased $16.8 million or 17.9% to $77.1 million in 2015, compared to $93.9 million in 2014. Gross profit as a percentage of net sales decreased to 38.4% in 2015, compared to 41.2% in 2014.

The decrease in gross profit was primarily attributable to decreased sales volume in the current period of approximately $13.3 million. Pricing added approximately $5.2 million to gross profit.

Selling, Engineering, and Administrative Expenses
Selling, engineering and administrative expenses in 2015 were $30.2 million, a $0.4 million, or 1.3%, increase, compared to $29.8 million in 2014. The change for 2015 was related to increases in outside services of $0.2 million and computer expense of $0.2 million.

Operating Income
Operating income decreased $17.2 million or 26.8% to $46.9 million in 2015, compared to $64.1 million in 2014, with operating margins of 23.4% and 28.1% for 2015 and 2014, respectively.

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

Products manufactured in the U.S. are sold worldwide. Pricing, operations and cost structure are the primary reasons that operating income in the U.S. is higher than foreign subsidiary operating income, which we expect will continue. Our German and UK entities act as value add distributors. These entities sell to both end use customers in their respective regions, as well as to third party distributors in certain parts of Europe. UK margins have historically been lower than margins in Germany. This is due to the fact that, in the UK, we manufacture iron manifolds for the European market. This results in higher overhead costs primarily related to machinery and equipment, and the employment of nearly twice as many people as in Germany. Margins are lowest in our Korean entity. Korea, more than any other subsidiary, sells direct to large OEM customers where pricing pressure is most pronounced.

The U.S. legal entity contributed $45.6 million to our consolidated operating income during 2015 compared to $52.3 million during 2014, a decrease of $6.7 million. A decline in sales volume contributed to a decrease in operating income of $4.8 million. Third party export sales from the US were $58.2 million in 2015 compared to $60.1 million in 2014.

Our Korean subsidiary experienced an operating loss of $1.1 million during 2015 compared to operating income of $1.2 million during 2014, a decrease of $2.3 million. Margins contracted from 5.6% in 2014 to approximately -6.4% in 2015. The decrease was primarily related to a decrease in sales volume.

Our German subsidiary experienced a minimal operating loss during 2015 compared to contributing $6.6 million to operating income during 2014, a decrease of $6.6 million, relating to a decrease in sales volume. Operating margins were -0.1% and 23.2%, in 2015 and 2014, respectively.

Our U.K. subsidiary contributed $2.4 million to our consolidated operating income during 2015 compared to $3.9 million during 2014, a decrease of $1.5 million, contributed to lower volume. Margins decreased from 19.8% in 2014 to 13.5% in 2015.

Interest Income, Net
Net interest income for 2015 was $1.4 million compared to net interest income of $1.6 million for 2014. Total average cash and marketable securities for 2015 was $113.3 million compared to total average cash and marketable securities for 2014 of $97.2 million. Interest derived from investments in corporate and municipal bonds, mutual funds, certificates of deposit, and money market funds decreased approximately $0.2 million in 2015.

Foreign Currency Transaction (Gain) Loss, Net
Net foreign currency transaction gain was $1.1 million in 2015 compared to a gain of $0.8 million in 2014. The current year gain was primarily derived from a strengthening U.S. Dollar against the Euro and assets held in U.S. Dollars at our German subsidiary.

Miscellaneous (Income) Expense, Net
Net miscellaneous expense was $0.2 million in 2015 compared to net miscellaneous expense of $0.7 million in 2014. The current year amount included a gain on the sale of our Korean facility of approximately $1.3 million, partially offset by impairment of marketable securities of $0.8 million. The prior year period included losses on the disposal of assets.

Income Taxes
The provision for income taxes for the year ended January 2, 2016, was 32.7% of pretax income compared to a provision of 33.4% for the year ended December 27, 2014. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The provisions were affected by discrete items related to a reserve for uncertain tax positions from previous years. Excluding these discrete items, the effective rate would have been approximately 32.3% and 33.1% for the years ended January 2, 2016, and December 27, 2014, respectively.

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

Net cash flow from operations in 2015 was $49.9 million, compared to $62.8 million in 2014 and $47.1 million in 2013. The $12.9 million decrease in the Company’s net cash flow from operations in 2015 was due primarily to decreased net income of $10.1 million. Changes in inventory and accounts receivable increased cash $5.2 million in the current year compared to a decrease in cash of $0.7 million in the prior year. Days sales outstanding were remained flat at 28 days in 2015. Inventory turns decreased to 9.2 in 2015 from 9.6 in 2014. Cash on hand increased $25.1 million from $56.8 million in 2014 to $81.9 million in 2015. Investments in marketable securities increased $0.8 million from $43.4 million in 2014 to $44.2 million in 2015.

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

Capital expenditures were $6.1 million in 2015, compared to $10.7 million in 2014 and $17.9 million in 2013. In 2014 approximately $3.2 million was for improvements to, and reconfiguring of, the Company's Manatee County facility originally constructed in 1997. The remainder was made up primarily of purchases of machinery and equipment. Included in capital expenditures for 2014 and 2013 were approximately $10.7 million and $10.6 million, respectively, relating to the new Sarasota facility. Additionally, approximately $1.4 million for an expansion and update of our U.K. facility was included in 2013.

Capital expenditures for 2016 are estimated to be $6.0 million, primarily consisting of purchases of machinery and equipment.

Effective August 1, 2011, the Company entered into a credit and security agreement in the U.S. with Fifth Third Bank (the “Bank”). The agreement provided for three separate credit facilities totaling $50 million. As noted below, at January 2, 2016, two of the original facilities remained available.

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
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended January 2, 2016, and December 27, 2014.

Except as noted below, the Company declared the following regular quarterly dividends to shareholders of record on the last calendar day of the respective quarter, paid on the 15th day of each month following the date of declaration:

	2015	2014	2013
First quarter	$0.090	$0.090	$0.090
Second quarter	0.090	0.090	0.090
Third quarter	0.090	0.090	0.090
Fourth quarter	0.090	0.090	0.090

In addition to the regular quarterly dividends, the Company declared shared distribution cash dividends in 2015, 2014 and 2013, equal to $0.09, $0.09 and $0.09, respectively. The 2015 dividend was paid on March 31, 2015, to shareholders of record on March 15, 2015, the 2014 dividend was paid on March 31, 2014, to shareholders of record on March 15, 2014, the 2013 dividend was paid on March 31, 2013, to shareholders of record on March 15, 2013. The shared distribution was introduced in 2008 as a way to reward both shareholders and employees when the Company has a successful year. The Board of Directors also declared a shared distribution cash dividend of $0.04 per share, payable on March 31, 2016, to shareholders of record as of March 15, 2016.

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

The Company paid dividends totaling $12.0 million, $38.4 million, and $9.4 million for the years ended January 2, 2016, December 27, 2014, and December 28, 2013, respectively.

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

OTHER MATERIAL COMMITMENTS. Our contractual obligations and debt obligations as of January 2, 2016, are summarized in the table below (in thousands):

	Payments due by period
CONTRACTUAL OBLIGATIONS	TOTAL	2016	2017-2018	2019-2020	Thereafter
Operating Leases	$810	$415	$323	$43	$29
Other long-term liabilities (1)	850	850	—	—	—
Total contractual obligations	$1,660	$1,265	$323	$43	$29

(1) Other long-term liabilities consist of additional recognition of intangible assets relating to the Sturman Industries, Inc. licensing agreement.

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

The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $175 thousand on an individual basis and approximately $7.0 million on an aggregate basis.

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

The Company used the equity method of accounting to account for its 40% equity investment in WhiteOak until April 2013 when the Company acquired the remaining 60% of the capital stock of WhiteOak. WhiteOak was merged into HCT. This investment was not material to the financial statements of the Company for the year ended December 28, 2013.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at January 2, 2016, and December 27, 2014.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Sun Hydraulics Corporation:

We have audited the accompanying consolidated balance sheets of Sun Hydraulics Corporation (a Florida Corporation) and subsidiaries (collectively, the Company) as of January 2, 2016 and December 27, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2016. We also have audited Sun Hydraulics Corporation and subsidiaries’ internal control over financial reporting as of January 2, 2016 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and subsidiaries as of January 2, 2016 and December 27, 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Sun Hydraulics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Mayer Hoffman McCann P.C.

March 1, 2016
Clearwater, Florida

Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	January 2, 2016	December 27, 2014

Assets
Current assets:
Cash and cash equivalents	$81,932	$56,843
Restricted cash	44	319
Accounts receivable, net of allowance for doubtful accounts of $184 and $172	13,531	17,501
Inventories	13,047	14,098
Income taxes receivable	123	—
Deferred income taxes	460	467
Short-term investments	44,174	43,353
Other current assets	3,707	2,966
Total current assets	157,018	135,547
Property, plant and equipment, net	74,121	77,716
Goodwill	4,988	5,141
Other assets	5,413	4,360
Total assets	$241,540	$222,764
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,422	$4,873
Accrued expenses and other liabilities	4,849	7,908
Income taxes payable	—	559
Dividends payable	2,411	2,392
Total current liabilities	11,682	15,732
Deferred income taxes	7,411	8,501
Other noncurrent liabilities	260	272
Total liabilities	19,353	24,505
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 26,786,518 and 26,572,774 shares outstanding	27	27
Capital in excess of par value	82,265	73,499
Retained earnings	149,938	128,818
Accumulated other comprehensive income (loss)	(10,043)	(4,085)
Total shareholders’ equity	222,187	198,259
Total liabilities and shareholders’ equity	$241,540	$222,764

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	For the year ended
	January 2, 2016	December 27, 2014	December 28, 2013

Net sales	$200,727	$227,673	$205,267
Cost of sales	123,634	133,781	122,306
Gross profit	77,093	93,892	82,961
Selling, engineering and administrative expenses	30,202	29,821	26,790
Operating income	46,891	64,071	56,171
Interest (income) expense, net	(1,422)	(1,592)	(967)
Foreign currency transaction (gain) loss, net	(1,104)	(764)	(27)
Miscellaneous (income) expense, net	187	685	(7)
Income before income taxes	49,230	65,742	57,172
Income tax provision	16,092	21,967	19,188
Net income	$33,138	$43,775	$37,984
Basic net income per common share	$1.24	$1.65	$1.45
Weighted average basic shares outstanding	26,687	26,456	26,206
Diluted net income per common share	$1.24	$1.65	$1.45
Weighted average diluted shares outstanding	26,687	26,456	26,206
Dividends declared per share	$0.450	$1.450	$0.450

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended
	January 2, 2016	December 27, 2014	December 28, 2013

Net income	$33,138	$43,775	$37,984
Other comprehensive income (loss)
Foreign currency translation adjustments	(5,555)	(6,005)	2,010
Unrealized gain (loss) on available-for-sale securities	(403)	(671)	(22)
Total other comprehensive income (loss)	$(5,958)	$(6,676)	$1,988
Comprehensive income	$27,180	$37,099	$39,972

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Shareholders’ Equity
(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, December 29, 2012	—	$—	26,095	$26	$57,402	$97,242	$603	$155,273
Shares issued, Restricted Stock			90
Shares issued, other comp			27
Shares issued, ESPP			35		859			859
Shares issued, shared distribution			106		3,486			3,486
Stock-based compensation					3,341			3,341
Tax benefit of stock-based compensation					303			303
Dividends declared						(11,806)		(11,806)
Net income						37,984		37,984
Other comprehensive income (loss)							1,988	1,988
Balance, December 28, 2013	—	$—	26,353	$26	$65,391	$123,420	$2,591	$191,428
Shares issued, Restricted Stock			102	1				1
Shares issued, other comp			19
Shares issued, ESPP			25		846			846
Shares issued, shared distribution			74		3,226			3,226
Stock-based compensation					3,899			3,899
Tax benefit of stock-based compensation					137			137
Dividends declared						(38,377)		(38,377)
Net income						43,775		43,775
Other comprehensive income (loss)							(6,676)	(6,676)
Balance, December 27, 2014	—	$—	26,573	$27	$73,499	$128,818	$(4,085)	$198,259
Shares issued, Restricted Stock			61	—				—
Shares issued, other comp			25
Shares issued, ESPP			33		1,019			1,019
Shares issued, shared distribution			94		3,535			3,535
Stock-based compensation					4,324			4,324
Tax benefit/(expense) of stock-based compensation					(112)			(112)
Dividends declared						(12,018)		(12,018)
Net income						33,138		33,138
Other comprehensive income (loss)							(5,958)	(5,958)
Balance, January 2, 2016	—	$—	26,786	$27	$82,265	$149,938	$(10,043)	$222,187

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended
	January 2, 2016	December 27, 2014	December 28, 2013
Cash flows from operating activities:
Net income	$33,138	$43,775	$37,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,557	8,718	7,227
(Gain)Loss on disposal of assets	(171)	171	462
Gain on investment in business	—	—	(528)
Stock-based compensation expense	4,324	3,899	3,047
Deferred director and phantom stock unit expense (income)	17	35	70
Stock compensation income tax benefit	112	(137)	(303)
Allowance for doubtful accounts	12	55	(7)
Provision for slow moving inventory	(193)	(37)	—
Provision for deferred income taxes	(846)	1,265	291
(Increase) decrease in, net of acquisition:
Accounts receivable	3,958	(572)	(3,210)
Inventories	1,244	(208)	(1,226)
Income taxes receivable	(235)	1,091	77
Other current assets	(741)	(150)	(167)
Other assets	289	69	383
Increase (decrease) in, net of acquisition:
Accounts payable	(451)	243	24
Accrued expenses and other liabilities	476	4,118	3,155
Income taxes payable	(559)	559	—
Other noncurrent liabilities	(29)	(48)	(156)
Net cash provided by operating activities	49,902	62,846	47,123
Cash flows from investing activities:
Investment in business, net of cash acquired	—	—	(923)
Investment in licensed technology	(1,425)	(1,075)	—
Capital expenditures	(6,106)	(10,667)	(17,935)
Proceeds from dispositions of equipment	1,645	37	230
Purchases of short-term investments	(30,125)	(51,236)	(28,356)
Proceeds from sale of short-term investments	26,698	44,765	26,764
Net cash used in investing activities	(9,313)	(18,176)	(20,220)
Cash flows from financing activities:
Stock compensation income tax benefit	(112)	137	303
Proceeds from stock issued	1,019	846	859
Dividends to shareholders	(11,999)	(38,357)	(9,435)
Change in restricted cash	275	15	(5)
Net cash used in financing activities	(10,817)	(37,359)	(8,278)
Effect of exchange rate changes on cash and cash equivalents	(4,683)	(5,380)	1,809
Net increase (decrease) in cash and cash equivalents	25,089	1,931	20,434
Cash and cash equivalents, beginning of period	56,843	54,912	34,478
Cash and cash equivalents, end of period	$81,932	$56,843	$54,912
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$17,857	$19,693	$19,123
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$3,535	$3,226	$3,486
Common stock issued for deferred director’s compensation through other noncurrent liabilities	$—	$—	$294
Unrealized gain (loss) on available for sale securities	$(403)	$(671)	$(22)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1. BUSINESS
Sun Hydraulics Corporation, and its wholly-owned subsidiaries, design, manufacture, and sell screw-in cartridge valves and manifolds used in hydraulic systems. The Company has facilities in the United States, the United Kingdom, Germany, South Korea, France, China, and India. Sun Hydraulics Corporation (“Sun Hydraulics”), with its main offices located in Sarasota, Florida, designs, manufactures, and sells its products primarily through distributors. Sun Hydraulik Holdings Limited (“Sun Holdings”), a wholly-owned subsidiary of Sun Hydraulics, was formed to provide a holding company for the European market operations; its wholly-owned subsidiaries are Sun Hydraulics Limited (a British corporation, “Sun Ltd.”) and Sun Hydraulik GmbH (a German corporation, “Sun GmbH”). Sun Ltd. operates a manufacturing and distribution facility located in Coventry, England, and Sun GmbH operates a manufacturing and distribution facility located in Erkelenz, Germany. Sun Hydraulics Korea Corporation (“Sun Korea”), a wholly-owned subsidiary of Sun Hydraulics, located in Incheon, South Korea, operates a manufacturing and distribution facility. In 2012, Sun Korea acquired Seungwon Solutions Corporation (“Seungwon”), also located in Incheon, South Korea, a component supplier to Sun Korea and third parties. Sun Hydraulics (France) (“Sun France”), a liaison office located in Bordeaux, France, is used to service the French market. Sun Hydraulics established Sun Hydraulics China Co. Ltd, a representative office in Shanghai in January 2011, to develop new business opportunities in the Chinese market. Sun Hydraulics (India), a liaison office in Bangalore, India, is used to develop new business opportunities in the Indian market. In 2011, Sun Hydraulics purchased the outstanding shares of High Country Tek, Inc. (“HCT”) it did not already own. HCT, now a wholly-owned subsidiary of Sun Hydraulics, is located in Nevada City, California, and designs and manufactures ruggedized electronic/hydraulic control solutions for mobile equipment markets. In 2013, Sun Hydraulics purchased the remaining 60% of WhiteOak Controls Inc. ("WhiteOak"), which was merged into HCT (see Note 8). WhiteOak, designed and produced complementary electronic control products.

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

Property, Plant and Equipment
Property, plant and equipment is stated at cost. Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight line method over the following useful lives:

Years
Computer Equipment	3 - 5
Machinery and equipment	4 - 12
Furniture and fixtures	4 - 10
Leasehold and land improvements	10 - 40
Buildings	25 - 40

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

The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $175 on an individual basis and approximately $7,000 on an aggregate basis.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at January 2, 2016, and December 27, 2014.

	January 2, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$1,318	$28	$(36)	$1,310
Mutual funds	2,611	1	(238)	2,374
Subtotal	$3,929	$29	$(274)	$3,684
Level 2:
Corporate fixed income	$35,936	$8	$(1,682)	$34,262
Municipal bonds	2,897	—	(94)	2,803
Certificates of deposit and time deposits	2,947	—	—	2,947
Asset backed securities	498	—	(20)	478
Subtotal	$42,278	$8	$(1,796)	$40,490
Total	$46,207	$37	$(2,070)	$44,174
Liabilities
Level 1:
Phantom stock units	$17	$—	$—	$17
Total	$17	$—	$—	$17

	December 27, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$2,145	$65	$(282)	$1,928
Mutual funds	3,106	2	(227)	2,881
Subtotal	$5,251	$67	$(509)	$4,809
Level 2:
Corporate fixed income	$33,740	$6	$(868)	$32,878
Municipal bonds	2,441	—	(33)	2,408
Certificates of deposit and time deposits	2,439	—	—	2,439
Asset backed securities	842	—	(23)	819
Subtotal	$39,462	$6	$(924)	$38,544
Total	$44,713	$73	$(1,433)	$43,353
Liabilities
Level 1:
Phantom stock units	$30	$—	$—	$30
Total	$30	$—	$—	$30
The Company recognized a net realized loss on investments during the twelve months ended January 2, 2016 of $1,102 and a net realized gain of $182 during the twelve months ended December 27, 2014. As of January 2, 2016, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the twelve months ended January 2, 2016, the Company recognized an impairment charge of $875, which is included in the net realized loss for the period. This resulted from the deterioration of the financial condition of a corporate bond security issuer and the fair market value of equity securities.

Maturities of investments at January 2, 2016 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$16,286	$16,091
Due after one year but within five years	18,528	17,636
Due after five years but within ten years	4,329	3,846
Due after ten years	3,135	2,917
Equity securities	1,318	1,310
Mutual Funds	2,611	2,374
Total	$46,207	$44,174
The Company reports deferred director stock units and phantom stock units as a liability. All remaining deferred stock units were issued in 2013. The Company recognized expense relating to these liabilities of $17 and $35, for the periods ended January 2, 2016, and December 27, 2014, respectively. Phantom stock units vest over a period of three years.
The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended January 2, 2016.

4. RESTRICTED CASH
On January 2, 2016 and December 27, 2014, the Company had restricted cash of $44 and $319, respectively. Restricted cash reserves for customs and excise taxes in the U.K. operation were $44 and $47 at January 2, 2016 and December 27, 2014, respectively. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K. Restricted cash of $0 and $272 at January 2, 2016 and December 27, 2014, respectively, represents the holdback of the purchase price associated with the acquisition of Seungwon on October 18, 2012. The holdback amount was paid out in 2015.

5. INVENTORIES

	January 2, 2016	December 27, 2014
Raw materials	$5,555	$6,329
Work in process	4,478	3,979
Finished goods	3,464	4,433
Provision for slow moving inventory	(450)	(643)
Total	$13,047	$14,098

6. PROPERTY, PLANT, AND EQUIPMENT

	January 2, 2016	December 27, 2014
Machinery and equipment	$97,552	$94,702
Office furniture and equipment	9,983	9,417
Buildings	41,652	45,604
Leasehold and land improvements	5,666	2,664
Land	9,956	10,104
	$164,809	$162,491
Less: Accumulated depreciation	(93,826)	(91,375)
Construction in progress	3,138	6,600
Total	$74,121	$77,716

Depreciation expense for the years ended January 2, 2016, December 27, 2014, and December 28, 2013 totaled $8,442, $7,717, and $6,511, respectively.

7. GOODWILL AND INTANGIBLE ASSETS
A summary of changes in goodwill at January 2, 2016 and December 27, 2014 is as follows:

Balance, December 28, 2013	$5,221
Acquisitions	—
Currency translation	(80)
Balance, December 27, 2014	$5,141
Acquisitions	—
Currency translation	(153)
Balance, January 2, 2016	$4,988
Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at January 2, 2016, indicated that there was no impairment of the carrying value of the goodwill at Sun Korea. A valuation of the reporting unit at September 26, 2015 indicated that there was no impairment of the carrying value of the goodwill at HCT. As of January 2, 2016, no factors were identified that indicated impairment of the carrying value of goodwill at HCT.

In 2014, the Company entered into a licensing agreement with Sturman Industries, Inc., recognizing an intangible asset of $1,075 in 2014 and $1,425 in 2015. The agreement is for licensed technology to be used with the Company's electrically actuated hydraulic cartridge valves. Royalties will be paid from the date of the first commercial sale and continue for fifteen years thereafter, or until the last related licensed patent expires, whichever is the later date. The Company recognized $2,658 and $746 in identifiable intangible assets as a result of the acquisitions of HCT and WhiteOak, respectively. Intangible assets are held in other assets on the balance sheet. At January 2, 2016, and December 27, 2014, intangible assets consisted of the following:

	January 2, 2016			December 27, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	$774	$(340)	$434	$774	$(264)	$510
Non-compete agreement	11	(11)	—	11	(10)	1
Technology	935	(304)	631	868	(216)	652
Customer Relationships	1,751	(363)	1,388	1,751	(272)	1,479
Licensing Agreement	2,500	(140)	2,360	1,075	(11)	1,064
	$5,971	$(1,158)	$4,813	$4,479	$(773)	$3,706
Total estimated amortization expense for the years 2016 through 2020 is presented below.

Year:
2016	472
2017	472
2018	472
2019	472
2020	472
Total	$2,360
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the twelve months ended January 2, 2016.

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

9. OTHER ASSETS

	January 2, 2016	December 27, 2014
Definite-lived intangibles, net of amortization of $1,158 and $773	$4,813	$3,706
Loan acquisition costs,
net of amortization of $69 and $59	10	27
Deposits with suppliers	316	425
Notes receivable	—	106
Other	274	96
Total	$5,413	$4,360

10. ACCRUED EXPENSES AND OTHER LIABILITIES

	January 2, 2016	December 27, 2014
Compensation and benefits	$3,200	$5,878
Self insurance liability	630	744
Other	1,019	1,286
Total	$4,849	$7,908

11. LONG-TERM DEBT
Effective August 1, 2011, the Company entered into a credit and security agreement in the U.S. with Fifth Third Bank (the “Bank”). The agreement initially provided for three separate credit facilities totaling $50,000. As noted below, at January 2, 2016, two of the original facilities remained available.
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
Facility A is subject to debt covenants (capitalized terms are defined therein) including: 1) Minimum Tangible Net Worth of not less than $92,000, increased annually by 50% of Net Income, and 2) Minimum EBITDA of not less than $5,000; and requires the Company to maintain its primary domestic deposit accounts with the bank. At January 2, 2016, the Company was in compliance with all debt covenants related to Facility A as follows:

Covenant	Required Ratio/Amount	Actual Ratio/Amount
Minimum Tangible Net Worth	$186,961	$219,490
Minimum EBITDA	Not less than $5 million	$57,515

If Facility B is activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0. As of January 2, 2016, the Company had not activated Facility B.
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended January 2, 2016, and December 27, 2014.

12. DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $12,018, $38,377, and $11,806 to shareholders in 2015, 2014, and 2013, respectively.

Except as noted below, the Company declared the following regular quarterly dividends to shareholders of record on the last day of the respective quarter, paid on the 15th day of each month following the date of declaration:

	2015	2014	2013
First quarter	$0.090	$0.090	$0.090
Second quarter	0.090	0.090	0.090
Third quarter	0.090	0.090	0.090
Fourth quarter	0.090	0.090	0.090

In addition to the regular quarterly dividends, the Company declared shared distribution cash dividends in 2015, 2014 and 2013, equal to $0.09, $0.09 and $0.09, respectively. The 2015 dividend was paid on March 31, 2015, to shareholders of record on March 15, 2015, the 2014 dividend was paid on March 31, 2014, to shareholders of record on March 15, 2014, and the 2013 dividend was paid on March 31, 2013, to shareholders of record as of March 15, 2013. The shared distribution was introduced in 2008 as a way to reward both shareholders and employees when the Company has a successful year. In February 2016, the Board of Directors declared a shared distribution cash dividend of $0.04 per share, payable on March 31, 2016, to shareholders of record as of March 15, 2016.

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

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	January 2, 2016	December 27, 2014	December 28, 2013
United States	$45,964	$52,713	$46,314
Foreign	3,266	13,029	10,858
Total	$49,230	$65,742	$57,172

The Company derives its pretax income based on the consolidated results of its legal entities. The Company has made the decision to consolidate engineering and manufacturing for the most part in the U.S. The Company’s foreign subsidiaries primarily act as part of our sales and distribution channel, resulting in different pretax income levels. Products manufactured in the U.S. are sold worldwide and are the primary reason that pretax income in the U.S. is higher than foreign pretax income. The U.S. legal entity had third party export sales of $58,207, $60,052, and $54,213 for the years 2015, 2014, and 2013, respectively. Foreign pretax income is impacted by the level of foreign manufacturing, sales at varying market levels, as well as direct sales to large OEM customers.

The components of the income tax provision (benefit) are as follows:

	For the year ended
	January 2, 2016	December 27, 2014	December 28, 2013
Current tax expense (benefit):
United States	$14,538	$17,897	$15,634
State and local	948	1,249	950
Foreign	1,359	2,574	2,466
Total Current	16,845	21,720	19,050
Deferred tax expense (benefit):
United States	(781)	112	158
State and local	(58)	(7)	6
Foreign	86	142	(26)
Total Deferred	(753)	247	138
Total income tax provision	$16,092	$21,967	$19,188

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	January 2, 2016	December 29, 2014	December 28, 2013
U.S. federal taxes at the statutory rate	$17,231	$23,010	$20,010
Increase (decrease)
Foreign tax credit	(310)	(432)	(433)
Domestic production activity deduction	(1,699)	(1,793)	(1,632)
Foreign income taxed at lower rate	(420)	(957)	(1,013)
Nondeductible items	—	392	302
State and local taxes, net	890	1,242	957
Change in reserve	304	193	168
Other	96	312	829
Income tax provision	$16,092	$21,967	$19,188

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of January 2, 2016, and December 27, 2014 are presented below:

	January 2, 2016	December 27, 2014
Deferred tax assets:
Current:
Accrued expenses and other	$460	$467
Total current deferred tax assets	460	467

Noncurrent:
Accrued expenses and other	2,157	2,863
Total noncurrent deferred tax assets	2,157	2,863

Deferred tax liabilities:
Noncurrent:
Depreciation	(8,708)	(10,265)
Other	(860)	(1,099)
Total noncurrent deferred tax liabilities	(9,568)	(11,364)
Net noncurrent deferred tax liability	$(7,411)	$(8,501)

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2015 and 2014, management has determined that a valuation allowance was not required.

The Company intends and has the ability to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. These earnings relate to ongoing operations and, at January 2, 2016, cumulative earnings were approximately $74 million. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide for U.S. income taxes upon repatriation of such earnings, which will be offset by applicable foreign tax credits, subject to certain limitations.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - December 29, 2012	$1,195
Increases from positions taken during prior periods	168
Settled Positions	(241)
Lapse of statute of limitations	—
Unrecognized tax benefits - December 28, 2013	$1,122
Increases from positions taken during prior periods	193
Settled positions	(159)
Lapse of statute of limitations	—
Unrecognized tax benefits - December 27, 2014	$1,156
Increases from positions taken during prior periods	110
Settled positions	783
Lapse of statute of limitations	—
Unrecognized tax benefits - January 2, 2016	$2,049
At January 2, 2016, the Company had an unrecognized tax benefit of $2,049 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of January 2, 2016, is not considered material to the Company’s consolidated financial statements.
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
The Company's 2011 Equity Incentive Plan (“2011 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At January 2, 2016, 566,412 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the twelve months ended January 2, 2016, and December 27, 2014, totaled $3,254 and $2,961 respectively.

The following table summarizes restricted stock activity for the years ended January 2, 2016, December 27, 2014, and December 28, 2013:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 29, 2012	169	$25.81
Granted	90	37.64
Vested	(81)	28.08
Forfeitures	(2)	26.50
Nonvested balance at December 28, 2013	176	$32.13
Granted	103	35.79
Vested	(87)	30.60
Forfeitures	(1)	25.41
Nonvested balance at December 27, 2014	191	$34.81
Granted	70	29.89
Vested	(88)	33.19
Forfeitures	(9)	34.06
Nonvested balance at January 2, 2016	164	$33.54
The Company had $4,386 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of January 2, 2016. That cost is expected to be recognized over a weighted average period of 1.41 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 34,053 shares at a weighted average price of $29.94, and 25,238 shares at a weighted average price of $33.52, under the ESPP during the twelve months ended January 2, 2016, and December 27, 2014, respectively. The Company recognized $199 and $173 of compensation expense during the twelve months ended January 2, 2016 and December 27, 2014, respectively. At January 2, 2016, 619,340 shares remained available to be issued through the ESPP and the U.K. plan.
In March 2012, the Board of Directors adopted the Sun Hydraulics Corporation 2012 Nonemployee Director Fees Plan (the “2012 Directors Plan”), which was approved by the shareholders of the Company at its 2012 annual meeting. Under the 2012 Directors Plan as initially adopted, as compensation for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board, each Nonemployee Director was paid 500 shares of Common Stock. The Chairman’s fee was twice that of a regular director, and the fee for the chairs of each Board committee is 125% that of a regular director. In February 2015, the board adopted amendments to the 2012 Directors Plan which revised the compensation for Nonemployee Directors. Each Nonemployee director now receives an annual retainer of 2,000 shares of Common Stock. The Chairman's retainer is twice that of a regular director, and the retainer for the chairs of each Board Committee is 150% that of a regular director. In addition, each Nonemployee Director receives 250 shares of Common Stock for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board. In June 2015, the Company's shareholders approved the amendments to the 2012 Directors Plan.
The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of Shares which may be issued during any single calendar year is limited to 25,000 Shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At January 2, 2016, 199,374 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 24,375 and 17,500 shares for the twelve months ended January 2, 2016, and December 27, 2014, respectively. The Company recognized director stock compensation expense of $829 and $677 for the twelve months ended January 2, 2016, and December 27, 2014, respectively.

15. EARNINGS PER SHARE

The following table represents the computation of basic and diluted net income per common share (in thousands, except per share data):

	January 2, 2016	December 27, 2014	December 28, 2013
Net income	$33,138	$43,775	$37,984
Basic weighted average number of common shares outstanding	26,687	26,456	26,206
Basic net income per common share	$1.24	$1.65	$1.45
Effect of dilutive stock options and deferred director stock units	—	—	—
Diluted weighted average number of common shares outstanding	26,687	26,456	26,206
Diluted net income per common share	$1.24	$1.65	$1.45

16. EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan covering substantially all of its eligible United States employees. Employer contributions under the retirement plan amounted to approximately $2,757, $4,325, and $4,066 during 2015, 2014, and 2013, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes. These supplemental pension benefits amounted to approximately $416, $415, and $327 during 2015, 2014, and 2013, respectively.

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

In May 2008, the Board introduced the concept of a shared distribution dividend. The shared distribution dividend rewards the majority of employees through a contribution into their retirement accounts and concurrently rewards shareholders with a special cash dividend. As a result of the shared distribution, the Company contributed 82,269 and 63,647 shares into the ESOP in March 2015 and March 2014, respectively. In 2015, the Company accrued an amount equal to 5.0% of eligible wages in accordance with the shared distribution dividend announced in February 2016.

The Company incurred retirement benefit expense under the ESOP of approximately $1,432, $3,021, and $2,881 during 2015, 2014 and 2013, respectively. These amounts are included in the total employer contributions to the retirement plan noted above.

There are no restrictions on the shares contributed to the ESOP. This allows participants to sell their shares to enable diversification within their individual 401(k) accounts. The Company does not have any repurchase obligations under the ESOP.

During 2008, the Company developed plans for international employees to participate in the shared distributions. The Company’s foreign operations recognized total expense of approximately $336, $673, and $551 in 2015, 2014, and 2013, respectively, relating to shared distributions. The Company’s U.K. employees received 5,516 and 5,643 shares in March 2015 and March 2014, respectively, into a share incentive plan. In Korea, employees received their shared distribution in the form of cash, which was deposited into a Company retirement plan. In Germany, employees received 4,504 and 4,699 shares in March 2015 and March 2014, respectively. The remainder was paid in cash.

Due to tax provisions in some foreign jurisdictions which make stock awards difficult, the Company sometimes awards deferred cash bonuses to key employees of its foreign operations. The deferred cash bonuses are similar to phantom stock units, in that such bonuses are tied to the value of the Company’s common stock. Awards are recognized over the deferral period as variable plan awards. The Company recognized approximately $17, $35 and $70 of compensation expense in 2015, 2014 and 2013, respectively, related to the awards.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income by Component
Twelve Months Ended January 2, 2016

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 27, 2014	$(859)	$(3,226)	$(4,085)
Other comprehensive income (loss) before reclassifications	(1,097)	(5,555)	(6,652)
Amounts reclassified from accumulated other comprehensive income	694	—	694
Net current period other comprehensive income (loss)	(403)	(5,555)	(5,958)
Balance at January 2, 2016	$(1,262)	$(8,781)	$(10,043)
Reclassifications out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Twelve months ended January 2, 2016	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$(227)	Miscellaneous (income) expense, net
Other than temporary impairment	(875)	Miscellaneous (income) expense, net
	(1,102)	Total before tax
	408	Tax benefit
	$(694)	Net of tax
Total reclassifications for the period	$(694)

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
Geographic Region Information:
Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	2015	2014	2013
Net sales
Americas	$97,741	$112,515	$101,690
Europe	61,307	69,241	61,246
Asia/Pacific	41,679	45,917	42,331
Total	$200,727	$227,673	$205,267
Total assets
Americas	$168,662	$145,816	$138,828
Europe	56,720	59,439	58,388
Asia/Pacific	16,158	17,509	16,262
Total	$241,540	$222,764	$213,478
Long-lived assets
Americas	$72,529	$73,315	$70,479
Europe	7,923	9,233	9,745
Asia/Pacific	4,070	4,669	4,198
Total	$84,522	$87,217	$84,422

19. COMMITMENTS AND CONTINGENCIES
The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

OPERATING LEASES - The Company leases manufacturing facilities, production support facilities and office space in various locations around the world. Total rental expense, excluding operating leases, for the years ended 2015, 2014 and 2013 was approximately $55, $137 and $265, respectively. The following table summarizes our minimum lease payments in excess of one year as of January 2, 2016.

Future minimum lease payments on operating leases are as follows:

2016	415
2017	303
2018	20
2019	21
2020	22
Thereafter	29
Total minimum lease payments	$810

INSURANCE - The Company accrues for health care benefit costs under a self-funded plan. The Company purchases re-insurance for both specific and aggregate stop losses on claims that exceed $175 on an individual basis and approximately $7,000 on an aggregate basis. The Company records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on management’s assessment. The Company believes it has adequate reserves for all self-insurance claims.

20. UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly Results of Operations
(In thousands, except per share data)
	For the quarter ended
	Jan 2,	Sep 26,	Jun 27,	Mar 28,
	2016	2015	2015	2015

Net sales	$44,289	$48,036	$54,016	$54,386
Gross profit	15,794	18,500	21,404	21,394
Operating income	7,671	11,037	14,075	14,108
Income before income taxes	7,356	12,543	13,974	15,358
Net income	$5,103	$8,410	$9,248	$10,377
Basic net income per common share	$0.19	$0.32	$0.35	$0.39
Diluted net income per common share	$0.19	$0.32	$0.35	$0.39
	For the quarter ended
	Dec 27,	Sep 27,	Jun 28,	Mar 29,
	2014	2014	2014	2014
Net sales	$54,803	$55,011	$61,050	$56,809
Gross profit	21,778	22,291	25,756	24,067
Operating income	14,333	14,635	18,377	16,726
Income before income taxes	15,370	15,001	18,424	16,947
Net income	$10,327	$9,877	$12,186	$11,385
Basic net income per common share	$0.39	$0.37	$0.46	$0.43
Diluted net income per common share	$0.39	$0.37	$0.46	$0.43

21. NEW ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued guidance on changes to the accounting for financial instruments that primarily affect equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This standard is effective in 2018 with certain provisions allowing for early adoption. The Company is currently evaluating the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of January 2, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 2, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Mayer Hoffman McCann P.C., our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. This report appears on page 27.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2016 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2016 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2016 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2016 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation" in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption "Equity Compensation Plan Information" in our 2016 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions" and “Independence and Committees of the Board of Directors" in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public
Accounting Firm" in our 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
1. The following financial statements are included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	27

	Consolidated Balance Sheets as of January 2, 2016 and December 27, 2014	28

	Consolidated Statements of Operations for the Years Ended January 2, 2016, December 27, 2014, and December 28, 2013	29

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended January 2, 2016, December 27, 2014, and December 28, 2013	30

	Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended January 2, 2016, December 27, 2014, and December 28, 2013	31

	Consolidated Statements of Cash Flows for the Years Ended January 2, 2016, December 27, 2014, and December 28, 2013	32

	Notes to the Consolidated Financial Statements	33

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on March 1, 2016.

SUN HYDRAULICS CORPORATION

By:     /s/ Allen J. Carlson
Allen J. Carlson, President and
Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 1, 2016.

Signature	Title

/s/ Allen J. Carlson
Allen J. Carlson	President, Chief Executive Officer and Director

/s/ Tricia L. Fulton
Tricia L. Fulton	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Marc Bertoneche
Marc Bertoneche	Director

/s/ Wolfgang H. Dangel
Wolfgang H. Dangel	Director

/s/ David W. Grzelak
David Grzelak	Director

/s/ Christine L. Koski
Christine L. Koski	Director

/s/ Philippe Lemaitre
Philippe Lemaitre	Director, Chairman of the Board of Directors

/s/ Alexander Schuetz
Alexander Schuetz	Director

/s/ David N. Wormley
David N. Wormley	Director