Form 10-Q
period 2016-04-02
SUN HYDRAULICS CORP
filed 2016-05-10
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 ____________________________________________
FORM 10-Q
 ____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016	Commission file number 0-21835

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 26,906,646 shares of common stock, par value $.001, outstanding as of April 29, 2016.

Sun Hydraulics Corporation
INDEX
For the quarter ended April 2, 2016

PART I: FINANCIAL INFORMATION
Item  1.
Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	April 2, 2016	January 2, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,901	$81,932
Restricted cash	43	44
Accounts receivable, net of allowance for doubtful accounts of $189 and $184	19,480	13,531
Inventories	12,727	13,047
Income taxes receivable	—	123
Deferred income taxes	461	460
Short-term investments	42,028	44,174
Other current assets	4,819	3,707
Total current assets	169,459	157,018
Property, plant and equipment, net	72,736	74,121
Goodwill	4,844	4,988
Other assets	6,344	5,413
Total assets	$253,383	$241,540
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,861	$4,422
Accrued expenses and other liabilities	5,282	4,849
Income taxes payable	1,652	—
Dividends payable	2,417	2,411
Total current liabilities	15,212	11,682
Deferred income taxes	7,512	7,411
Other noncurrent liabilities	—	260
Total liabilities	22,724	19,353
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 26,850,844 and 26,786,518 shares outstanding	27	27
Capital in excess of par value	85,503	82,265
Retained earnings	154,658	149,938
Accumulated other comprehensive income (loss)	(9,529)	(10,043)
Total shareholders’ equity	230,659	222,187
Total liabilities and shareholders’ equity	$253,383	$241,540

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	April 2, 2016	March 28, 2015
	(unaudited)	(unaudited)
Net sales	$51,028	$54,386
Cost of sales	31,487	32,992
Gross profit	19,541	21,394
Selling, engineering and administrative expenses	7,655	7,286
Operating income	11,886	14,108
Interest (income) expense, net	(372)	(316)
Foreign currency transaction (gain) loss, net	(114)	(960)
Miscellaneous (income) expense, net	176	26
Income before income taxes	12,196	15,358
Income tax provision	3,988	4,981
Net income	$8,208	$10,377
Basic net income per common share	$0.31	$0.39
Weighted average basic shares outstanding	26,804	26,605
Diluted net income per common share	$0.31	$0.39
Weighted average diluted shares outstanding	26,804	26,605
Dividends declared per share	$0.180	$0.180

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three months ended
	April 2, 2016	March 28, 2015
	(unaudited)	(unaudited)
Net income	$8,208	$10,377
Other comprehensive income (loss)
Foreign currency translation adjustments	318	(4,524)
Unrealized gain (loss) on available-for-sale securities	196	88
Total other comprehensive income (loss)	514	(4,436)
Comprehensive income	$8,722	$5,941

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income	Total
Balance, January 2, 2016	—	$—	26,786	$27	$82,265	$149,938	$(10,043)	$222,187
Shares Issued, Restricted Stock			—					—
Shares issued, other comp			7					—
Shares issued, ESPP			9		213			213
Shares issued, shared distribution			49		1,600			1,600
Stock-based compensation					1,425			1,425
Dividends declared						(3,488)		(3,488)
Net income						8,208		8,208
Other comprehensive income (loss)							514	514
Balance, April 2, 2016	—	$—	26,851	$27	$85,503	$154,658	$(9,529)	$230,659

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	April 2, 2016	March 28, 2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$8,208	$10,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,527	2,287
(Gain)Loss on disposal of assets	10	31
Provision for deferred income taxes	(10)	(8)
Allowance for doubtful accounts	5	(33)
Stock-based compensation expense	1,425	958
(Increase) decrease in:
Accounts receivable	(5,954)	(2,971)
Inventories	320	617
Income taxes receivable	123	—
Other current assets	(1,112)	58
Other assets	86	138
Increase (decrease) in:
Accounts payable	1,439	1,593
Accrued expenses and other liabilities	2,032	(554)
Income taxes payable	1,652	1,467
Other noncurrent liabilities	(260)	—
Net cash provided by operating activities	10,491	13,960
Cash flows from investing activities:
Investment in licensed technology	(850)	(575)
Capital expenditures	(999)	(1,335)
Proceeds from dispositions of equipment	2	—
Purchases of short-term investments	(4,278)	(5,989)
Proceeds from sale of short-term investments	6,429	5,404
Net cash provided by (used in) investing activities	304	(2,495)
Cash flows from financing activities:
Proceeds from stock issued	213	333
Dividends to shareholders	(3,482)	(2,392)
Change in restricted cash	1	3
Net cash used in financing activities	(3,268)	(2,056)
Effect of exchange rate changes on cash and cash equivalents	442	(3,806)
Net increase (decrease) in cash and cash equivalents	7,969	5,603
Cash and cash equivalents, beginning of period	81,932	56,843
Cash and cash equivalents, end of period	$89,901	$62,446
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$1,397	$3,470
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$1,600	$3,217

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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 1, 2016. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three month period ended April 2, 2016, are not necessarily indicative of the results that may be expected for the period ending December 31, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Earnings per share
The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended
	April 2, 2016	March 28, 2015
Net income	$8,208	$10,377
Weighted average basic shares outstanding	26,804	26,605
Basic net income per common share	$0.31	$0.39
Effect of dilutive stock options	—	—
Weighted average diluted shares outstanding	26,804	26,605
Diluted net income per common share	$0.31	$0.39

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
The Company’s 2011 Equity Incentive Plan (“2011 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At April 2, 2016, 566,112 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the three months ended April 2, 2016 and March 28, 2015, totaled $1,114 and $683, respectively.

The following table summarizes restricted stock activity from January 2, 2016, through April 2, 2016:

	Number of shares (in thousands)	Weighted average grant-date fair value
Nonvested balance at January 2, 2016	161	33.54
Granted	—	—
Vested	(16)	—
Forfeitures	—	—
Nonvested balance at April 2, 2016	145	—
The Company had $3,290 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of April 2, 2016. That cost is expected to be recognized over a weighted average period of 1.22 years.
The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 9,015 shares at a weighted average price of $23.61, and 10,410 shares at a weighted average price of $31.99, under the ESPP during the three months ended April 2, 2016 and March 28, 2015, respectively. The Company recognized $70 and $76 of compensation expense during the three months ended April 2, 2016 and March 28, 2015, respectively. At April 2, 2016, 610,325 shares remained available to be issued through the ESPP and the U.K. plan.

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

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 35,000 shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At April 2, 2016, 192,499 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 6,875 and 4,500 shares for the three months ended April 2, 2016 and March 28, 2015, respectively. The Company recognized director stock compensation expense of $233 and $178 for the three months ended April 2, 2016 and March 28, 2015, respectively.

4. RESTRICTED CASH
On April 2, 2016, the Company had restricted cash of $43. A restricted cash reserve for customs and excise taxes in the U.K. operation was $43 at April 2, 2016. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K.

5. INVENTORIES

	April 2, 2016	January 2, 2016
Raw materials	$5,631	$5,555
Work in process	4,101	4,478
Finished goods	3,492	3,464
Provision for slow moving inventory	(497)	(450)
Total	$12,727	$13,047

6. GOODWILL AND INTANGIBLE ASSETS
A summary of changes in goodwill at April 2, 2016 is as follows:

Balance, January 2, 2016	$4,988
Acquisitions	—
Currency translation	(144)
Balance, April 2, 2016	$4,844

Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at January 2, 2016 indicated that there was no impairment of the carrying value of the goodwill at Sun Korea. A valuation of the reporting unit at September 26, 2015 indicated that there was no impairment of the carrying value of the goodwill at HCT.

The Company recognized $2,658 and $746 in identifiable intangible assets as a result of the acquisitions of HCT and WhiteOak, respectively. Intangible assets are held in other assets on the balance sheet. In 2014, the Company entered into a licensing agreement with Sturman Industries, Inc., recognizing intangible assets of $1,075 in 2014 and $1,425 in 2015, and $850 in the three months ending April 2, 2016. The agreement is for licensed technology to be used with the Company's electrically actuated hydraulic cartridge valves. Royalties will be paid from the date of the first commercial sale and continue for fifteen years thereafter, or until the last related licensed patent expires, whichever is the later date. At April 2, 2016 and January 2, 2016, intangible assets consisted of the following:

	April 2, 2016			January 2, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	$774	$(359)	$415	$774	$(340)	$434
Non-compete agreement	11	(11)	—	11	(11)	—
Technology	935	(391)	544	935	(304)	631
Customer relationships	1,751	(387)	1,364	1,751	(363)	1,388
Licensing agreement	3,350	(197)	3,153	2,500	(140)	2,360
	$6,821	$(1,345)	$5,476	$5,971	$(1,158)	$4,813
Total estimated amortization expense for the years 2017 through 2021 is presented below. The remaining amortization for 2016 is approximately $351.

Year:
2017	486
2018	486
2019	486
2020	486
2021	486
Total	$2,430
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three months ended April 2, 2016.

7. LONG-TERM DEBT

Effective August 1, 2011, the Company entered into a credit and security agreement in the U.S. with Fifth Third Bank (the “Bank”). The agreement initially provided for three separate credit facilities totaling $50,000. As noted below, at April 2, 2016, two of the original facilities remained available.
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
Facility A is subject to debt covenants (capitalized terms are defined therein) including: 1) Minimum Tangible Net Worth of not less than $92,000, increased annually by 50% of Net Income, and 2) Minimum EBITDA of not less than $5,000; and requires the Company to maintain its primary domestic deposit accounts with the bank. At April 2, 2016, the Company was in compliance with all debt covenants related to Facility A as follows:

Covenant	Required Ratio/Amount	Actual Ratio/Amount
Minimum Tangible Net Worth	$191,090	$220,560
Minimum EBITDA	Not less than $5 million	$54,579
If Facility B is activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0. As of April 2, 2016, the Company had not activated Facility B.
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended April 2, 2016, and March 28, 2015.

8. INCOME TAXES
At April 2, 2016, the Company had an unrecognized tax benefit of $2,075 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of April 2, 2016, is not considered material to the Company’s consolidated financial statements.
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
Geographic Region Information:
Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	Three Months Ended April 2, 2016	Three Months Ended March 28, 2015
Net sales
Americas	$24,715	$25,889
Europe/Africa/ME	15,677	16,613
Asia/Pacific	10,636	11,884
Total	$51,028	$54,386

	April 2, 2016	January 2, 2016
Total assets
Americas	$178,369	$168,662
Europe/Africa/ME	58,328	56,720
Asia/Pacific	16,686	16,158
Total	$253,383	$241,540
Long-lived assets
Americas	$72,152	$72,529
Europe/Africa/ME	7,591	7,923
Asia/Pacific	4,182	4,070
Total	$83,925	$84,522

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
The Company’s valuation techniques used to measure the fair value of marketable equity securities and mutual funds were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.
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

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at April 2, 2016 and January 2, 2016.

	April 2, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$1,005	$22	$(42)	$985
Mutual funds	2,451	5	(281)	2,175
Subtotal	$3,456	$27	$(323)	$3,160
Level 2:
Corporate fixed income	$35,459	$39	$(1,332)	$34,166
Municipal bonds	2,912	1	(109)	2,804
Certificates of deposit and time deposits	1,422	—	—	1,422
Asset backed securities	475	4	(3)	476
Subtotal	$40,268	$44	$(1,444)	$38,868
Total	$43,724	$71	$(1,767)	$42,028
Liabilities
Level 2:
Phantom stock units	$21	$—	$—	$21
Total	$21	$—	$—	$21

	January 2, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$1,318	$28	$(36)	$1,310
Mutual funds	2,611	1	(238)	2,374
Subtotal	$3,929	$29	$(274)	$3,684
Level 2:
Corporate fixed income	$35,936	$8	$(1,682)	$34,262
Municipal bonds	2,897	—	(94)	2,803
Certificates of deposit and time deposits	2,947	—	—	2,947
Asset backed securities	498	—	(20)	478
Subtotal	$42,278	$8	$(1,796)	$40,490
Total	$46,207	$37	$(2,070)	$44,174
Liabilities
Level 2:
Phantom stock units	$17	$—	$—	$17
Total	$17	$—	$—	$17

The Company recognized a net realized loss on investments during the three months ended April 2, 2016 of $63 and a net realized loss of $8 during the three months ended March 28, 2015. As of April 2, 2016, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. There were no other-than-temporary impairments during the three month periods ended April 2, 2016 and March 28, 2015.

Maturities of investments at April 2, 2016 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$15,234	$15,143
Due after one year but within five years	16,731	16,074
Due after five years but within ten years	5,386	4,868
Due after ten years	2,917	2,783
Equity securities	1,005	985
Mutual Funds	2,451	2,175
Total	$43,724	$42,028
The Company reports phantom stock units as a liability. The Company recognized expense relating to this liability of $4 and $11, for the three month periods ended April 2, 2016 and March 28, 2015, respectively. Phantom stock units vest over a period of three years.
The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended April 2, 2016.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income by Component
Three Months Ended April 2, 2016

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at January 2, 2016	$(1,262)	$(8,781)	$(10,043)
Other comprehensive income (loss) before reclassifications	156	318	474
Amounts reclassified from accumulated other comprehensive income	40	—	40
Net current period other comprehensive income (loss)	196	318	514
Balance, April 2, 2016	$(1,066)	$(8,463)	$(9,529)
Reclassifications out of Accumulated Other Comprehensive Income
Three Months Ended April 2, 2016

Details about Accumulated Other Comprehensive Income Components	Three Months Ended April 2, 2016	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$(63)	Miscellaneous (income) expense, net
	(63)	Total before tax
	23	Tax benefit
	$(40)	Net of tax
Total reclassifications for the period	$(40)

12. NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued guidance on Accounting for Leases, which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The guidance is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

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
In May 2014, the FASB issued guidance on Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance was originally to be effective for annual and interim periods beginning after December 15, 2016. The FASB has subsequently delayed this standard by one year. Early adoption is permitted as of the original effective date. The Company is currently evaluating the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

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

Industry conditions
Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products decreased 16% in 2015 after increasing 6% in 2014.
The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction. The index increased to 51.8 in March 2016 compared to 51.5 in March 2015. The U.S. PMI index registered 50.8 for April 2016.

Results for the first quarter
(in millions except net income per share)

	April 2, 2016	March 28, 2015	Increase/(Decrease)
Three Months Ended
Net sales	$51.0	$54.4	(6)%
Net income	$8.2	$10.4	(21)%
Net income per share:
Basic	$0.31	$0.39	(21)%
Diluted	$0.31	$0.39	(21)%

While demand remained down in all geographic markets, first quarter sales were better than expected. Year over year, global sales were down 6% as end market headwinds persisted in influencing results. Profitability was in line with revenue, but was hindered by CEO transition costs of $0.01 per share that were not included in our first quarter estimates and were originally anticipated in the second quarter.
Despite the sluggish environment, the Company is preparing for improved market conditions. Advancements in LEAN manufacturing technology and process automation are ongoing, and there is increased focus on other elements of the business. Investments in human capital continue, as Sun is actively recruiting additional application and product engineers in all major regions around the globe. Through collaboration efforts with our channels to market, Sun is intensifying emphasis on target accounts. Sun is increasing its understanding of new machine concepts in the pipeline through conversations with trendsetters in machine design. Management continues to investigate new and existing geographic regions where Sun can grow, as it believes there are opportunities to expand its global reach.
Looking forward to next quarter, economic indicators are mixed, making it difficult to garner substantial insight about demand for Sun's products. Management maintains its expectation of improved economic activity beginning sometime in the second half of 2016, but an increase in orders has yet to materialize.

Outlook
Second quarter 2016 revenues are expected to be approximately $50 million, down 7% from the second quarter of 2015. Earnings per share are estimated to be $0.25 to $0.27 compared to $0.35 in the same period a year ago. Currency is expected to be responsible for $1.2M of the decline in revenues and $0.02 of the decline in earnings per share in second quarter estimates. Included in our estimate are CEO transition expenses which will negatively impact EPS by approximately $0.02. The transition costs will continue to reduce earnings through the first quarter of 2017.
COMPARISON OF THE THREE MONTHS ENDED APRIL 2, 2016 AND MARCH 28, 2015
Net Sales
Net sales were $51.0 million, a decrease of $3.4 million, or 6.2%, compared to $54.4 million in the first quarter of 2015. The decrease in net sales was driven by weaker demand in all markets. Changes in exchange rates had a negative impact on sales of approximately $0.7 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 12% of total sales.

Asia/Pacific sales decreased 10.5% or $1.2 million, to $10.6 million in the first quarter of 2016, primarily related to decreased demand from Korea. Exchange rates had a $0.4 million negative impact on Asia/Pacific sales in the first quarter of 2016. EAME sales decreased 5.6% or $0.9 million, to $15.7 million in the first quarter of 2016, primarily related to decreased demand in Germany, the United Kingdom, and Norway. Exchange rates had a negative impact on sales to EAME of approximately $0.3 million in the first quarter of 2016. Sales to the Americas decreased 4.5% or $1.2 million, to $24.7 million in the first quarter of 2016, primarily related to decreased demand in the U.S.
Gross Profit
Gross profit decreased $1.9 million or 8.7%, to $19.5 million in the first quarter of 2016, compared to $21.4 million in the first quarter of last year. Gross profit as a percentage of net sales decreased to 38.3% in the first quarter of 2016, compared to 39.3% in the first quarter of last year. Lower sales volume reduced gross profit by approximately $1.3 million.The remainder of the decrease resulted from higher costs as a percent of sales, including material costs of $0.4 million, and overhead costs of $0.2 million.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses increased $0.3 million or 5.1%, to $7.7 million in the first quarter of 2016, compared to $7.3 million in the first quarter of last year.
Operating Income
Operating income decreased $2.2 million or 15.7%, to $11.9 million in the first quarter of 2016, compared to $14.1 million in the first quarter last year, with operating margins of 23.3% and 25.9% for the first quarters of 2016 and 2015, respectively.

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

The U.S. legal entity contributed $10.4 million to our consolidated operating income in the first quarter 2016, compared to $12.0 million in the first quarter of 2015, a decrease of $1.6 million. The decrease is primarily related to volume. The U.S. legal entity ships products directly to customers around the world. Third party export sales from the U.S. were $15.4 million in the first quarter of 2016 compared to $15.3 million in the first quarter of 2015. As demand strengthens internationally, the U.S. legal entity will benefit from these direct export sales.

Our Korean subsidiary contributed $0.1 million to our consolidated operating income in the first quarter of 2016 compared to operating income of $0.1 million in the first quarter of 2015.

Our German subsidiary contributed $0.9 million to our consolidated operating income in the first quarter of 2016 compared to operating income of $1.2 million during the first quarter of 2015, a decrease of $0.3 million.

Our U.K. subsidiary contributed $0.5 million to our consolidated operating income in the first quarter of 2016 compared to $0.9 million in the first quarter of 2015.
Interest Income, Net
Net interest income was $0.4 million for the quarter ended April 2, 2016 and $0.3 million for the quarter ended March 28, 2015. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended April 2, 2016, was $129.1 million compared to $103.4 million for the quarter ended March 28, 2015.
Miscellaneous (Income) Expense, Net
Net miscellaneous income was $0.2 million for the quarter ended April 2, 2016, compared to minimal net miscellaneous expense for the quarter ended March 28, 2015.
Income Taxes
The provision for income taxes for the quarter ended April 2, 2016, was 32.7% of pretax income compared to 32.4% for the quarter ended March 28, 2015. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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
Cash from operations for the three months ended April 2, 2016, was $10.5 million, a decrease of $3.5 million, compared to $14.0 million for the three months ended March 28, 2015. Net income was down approximately $2.2 million from the prior year period. Changes in working capital related to increases in accounts receivable of $6.0 million during 2016, compared to increases of $3.0 million during 2015. Decreases in inventory were $0.3 million during 2016, compared to a decrease of $ 0.6 million during 2015. These changes are the result of decreased days sales outstanding and improved inventory turns. Increases in accounts payable and accruals were $3.5 million during 2016, compared to $1.0 million during 2015.  Cash on hand increased $8.0 million from $81.9 million at the end of 2015 to $89.9 million at April 2, 2016. Days sales outstanding (DSO) were 35 at April 2, 2016, and 34 at March 28, 2015. Inventory turns were 9.9 as of April 2, 2016, and 9.5 as of March 28, 2015.

Capital expenditures were $1.0 million for the three months ended April 2, 2016, primarily made up of purchases of machinery and equipment. Capital expenditures for 2016 are estimated to be $6.0 million, primarily related to purchases of machinery and equipment.

The Company declared a special cash dividend relating to its shared distribution of $0.04 per share paid on March 31, 2016, to shareholders of record as of March 15, 2016. The Company declared a quarterly cash dividend of $0.09 per share payable on April 15, 2016, to shareholders of record as of March 31, 2016. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.
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
Critical Accounting Policies and Estimates
The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, and income taxes. The Company’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended January 2, 2016, and did not change during the first three months of 2016.
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
Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended January 2, 2016, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended April 2, 2016. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at April 2, 2016. Therefore, a 1% change in interest rates up or down would not have a material effect on the Company’s income statement on an annual basis.
The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES
As of April 2, 2016, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 2, 2016, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
There were no changes in the Company’s internal controls over financial reporting during the period ended April 2, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 1A. Risk Factors.
For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended January 2, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Below is a summary of stock repurchases for the three months ended April 2, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 3 through January 30	—
January 31 through February 27	—
February 28 through April 2	225	$33.91

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 10, 2016.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)