Form 10-Q
period 2016-07-02
SUN HYDRAULICS CORP
filed 2016-08-04
CIK 1024795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 ____________________________________________
FORM 10-Q
 ____________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016	Commission file number 0-21835

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The Registrant had 26,922,090 shares of common stock, par value $.001, outstanding as of July 29, 2016.

Sun Hydraulics Corporation
INDEX
For the quarter ended July 2, 2016

PART I: FINANCIAL INFORMATION
Item  1.
Sun Hydraulics Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	July 2, 2016	January 2, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$99,629	$81,932
Restricted cash	40	44
Accounts receivable, net of allowance for doubtful accounts of $218 and $184	19,751	13,531
Inventories	12,310	13,047
Income taxes receivable	—	123
Deferred income taxes	462	460
Short-term investments	38,234	44,174
Other current assets	3,458	3,707
Total current assets	173,884	157,018
Property, plant and equipment, net	71,573	74,121
Goodwill	4,852	4,988
Other assets	6,355	5,413
Total assets	$256,664	$241,540
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,457	$4,422
Accrued expenses and other liabilities	4,569	4,849
Income taxes payable	1,634	—
Dividends payable	2,422	2,411
Total current liabilities	14,082	11,682
Deferred income taxes	7,665	7,411
Other noncurrent liabilities	—	260
Total liabilities	21,747	19,353
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 26,921,211 and 26,786,518 shares outstanding	27	27
Capital in excess of par value	87,246	82,265
Retained earnings	159,226	149,938
Accumulated other comprehensive income (loss)	(11,582)	(10,043)
Total shareholders’ equity	234,917	222,187
Total liabilities and shareholders’ equity	$256,664	$241,540

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended
	July 2, 2016	June 27, 2015
	(unaudited)	(unaudited)
Net sales	$50,809	$54,016
Cost of sales	31,856	32,612
Gross profit	18,953	21,404
Selling, engineering and administrative expenses	8,509	7,329
Operating income	10,444	14,075
Interest (income) expense, net	(386)	(344)
Foreign currency transaction (gain) loss, net	(151)	260
Miscellaneous (income) expense, net	387	185
Income before income taxes	10,594	13,974
Income tax provision	3,604	4,726
Net income	$6,990	$9,248
Basic net income per common share	$0.26	$0.35
Weighted average basic shares outstanding	26,908	26,684
Diluted net income per common share	$0.26	$0.35
Weighted average diluted shares outstanding	26,908	26,684
Dividends declared per share	$0.090	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Operations
(in thousands, except per share data)

	Six months ended
	July 2, 2016	June 27, 2015
	(unaudited)	(unaudited)
Net sales	$101,837	$108,402
Cost of sales	63,343	65,603
Gross profit	38,494	42,799
Selling, engineering and administrative expenses	16,164	14,615
Operating income	22,330	28,184
Interest (income) expense, net	(758)	(661)
Foreign currency transaction (gain) loss, net	(265)	(699)
Miscellaneous (income) expense, net	564	212
Income before income taxes	22,789	29,332
Income tax provision	7,591	9,707
Net income	$15,198	$19,625
Basic net income per common share	$0.57	$0.74
Weighted average basic shares outstanding	26,857	26,645
Diluted net income per common share	$0.57	$0.74
Weighted average diluted shares outstanding	26,857	26,645
Dividends declared per share	$0.270	$0.270

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$6,990	$9,248	$15,198	$19,625
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(2,510)	2,165	(2,192)	(2,359)
Unrealized gain (loss) on available-for-sale securities, net of tax	457	(236)	653	(148)
Total other comprehensive income (loss)	(2,053)	1,929	(1,539)	(2,507)
Comprehensive income	$4,937	$11,177	$13,659	$17,118

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance, January 2, 2016	—	$—	26,786	$27	$82,265	$149,938	$(10,043)	$222,187
Shares Issued, Restricted Stock			45					—
Shares issued, other compensation			13					—
Shares issued, ESPP			26		418			418
Shares issued, shared distribution			51		1,679			1,679
Stock-based compensation					2,884			2,884
Dividends declared						(5,910)		(5,910)
Net income						15,198		15,198
Other comprehensive income (loss)							(1,539)	(1,539)
Balance, July 2, 2016	—	$—	26,921	$27	$87,246	$159,226	$(11,582)	$234,917

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	July 2, 2016	June 27, 2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$15,198	$19,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,034	4,572
(Gain)Loss on disposal of assets	316	94
Provision (benefit) for deferred income taxes	(131)	98
Allowance for doubtful accounts	34	(29)
Stock-based compensation expense	2,884	1,959
(Increase) decrease in:
Accounts receivable	(6,254)	(1,992)
Inventories	737	1,668
Income taxes receivable	123	—
Other current assets	249	(37)
Other assets	(55)	373
Increase (decrease) in:
Accounts payable	1,035	765
Accrued expenses and other liabilities	1,399	1,050
Income taxes payable	1,634	327
Other noncurrent liabilities	(260)	(3)
Net cash provided by operating activities	21,943	28,470
Cash flows from investing activities:
Investment in licensed technology	(850)	(575)
Capital expenditures	(2,557)	(3,079)
Proceeds from dispositions of equipment	2	—
Purchases of short-term investments	(9,637)	(12,025)
Proceeds from sale of short-term investments	15,803	10,611
Net cash provided by (used in) investing activities	2,761	(5,068)
Cash flows from financing activities:
Proceeds from stock issued	418	550
Dividends to shareholders	(5,900)	(7,194)
Change in restricted cash	4	3
Net cash used in financing activities	(5,478)	(6,641)
Effect of exchange rate changes on cash and cash equivalents	(1,529)	(1,937)
Net increase (decrease) in cash and cash equivalents	17,697	14,824
Cash and cash equivalents, beginning of period	81,932	56,843
Cash and cash equivalents, end of period	$99,629	$71,667
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$5,582	$9,369
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$1,679	$3,535

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
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 1, 2016. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the six month period ended July 2, 2016, are not necessarily indicative of the results that may be expected for the period ending December 31, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Earnings per share
The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net income	$6,990	$9,248	$15,198	$19,625
Weighted average basic shares outstanding	26,908	26,684	26,857	26,645
Basic net income per common share	$0.26	$0.35	$0.57	$0.74
Effect of dilutive stock options	—	—	—	—
Weighted average diluted shares outstanding	26,908	26,684	26,857	26,645
Diluted net income per common share	$0.26	$0.35	$0.57	$0.74

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
The Company’s 2011 Equity Incentive Plan (“2011 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At July 2, 2016, 520,612 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the six months ended July 2, 2016 and June 27, 2015, totaled $2,316 and $1,402, respectively.

The following table summarizes restricted stock activity from January 2, 2016, through July 2, 2016:

	Number of shares (in thousands)	Weighted average grant-date fair value
Nonvested balance at January 2, 2016	161	33.54
Granted	45	33.22
Vested	(16)	36.41
Forfeitures	—	—
Nonvested balance at July 2, 2016	190	33.21
The Company had $3,567 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of July 2, 2016. That cost is expected to be recognized over a weighted average period of 0.92 years.
The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 25,896 shares at a weighted average price of $25.89, and 16,866 shares at a weighted average price of $32.63, under the ESPP during the six months ended July 2, 2016 and June 27, 2015, respectively. The Company recognized $137 and $124 of compensation expense during the six months ended July 2, 2016 and June 27, 2015, respectively. At July 2, 2016, 593,444 shares remained available to be issued through the ESPP and the U.K. plan.

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

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 35,000 shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At July 2, 2016, 186,624 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 12,750 and 10,625 shares for the six months ended July 2, 2016 and June 27, 2015, respectively. The Company recognized director stock compensation expense of $407 and $409 for the six months ended July 2, 2016 and June 27, 2015, respectively.

4. RESTRICTED CASH
On July 2, 2016, the Company had restricted cash of $40. A restricted cash reserve for customs and excise taxes in the U.K. operation was $40 at July 2, 2016. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K.

5. INVENTORIES

	July 2, 2016	January 2, 2016
Raw materials	$5,404	$5,555
Work in process	4,269	4,478
Finished goods	3,121	3,464
Provision for slow moving inventory	(484)	(450)
Total	$12,310	$13,047

6. GOODWILL AND INTANGIBLE ASSETS
A summary of changes in goodwill at July 2, 2016 is as follows:

Balance, January 2, 2016	$4,988
Acquisitions	—
Currency translation	(136)
Balance, July 2, 2016	$4,852

Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at January 2, 2016 indicated that there was no impairment of the carrying value of the goodwill at Sun Korea. A valuation of the reporting unit at September 26, 2015 indicated that there was no impairment of the carrying value of the goodwill at HCT.

The Company recognized $2,658 and $746 in identifiable intangible assets as a result of the acquisitions of HCT and WhiteOak, respectively. Intangible assets are held in other assets on the balance sheet. In 2014, the Company entered into a licensing agreement with Sturman Industries, Inc., recognizing intangible assets of $1,075 in 2014 and $1,425 in 2015, and $850 in the six months ending July 2, 2016. The agreement is for licensed technology to be used with the Company's electrically actuated hydraulic cartridge valves. Royalties will be paid from the date of the first commercial sale and continue for fifteen years thereafter, or until the last related licensed patent expires, whichever is the later date. At July 2, 2016 and January 2, 2016, intangible assets consisted of the following:

	July 2, 2016			January 2, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	$774	$(378)	$396	$774	$(340)	$434
Non-compete agreement	11	(11)	—	11	(11)	—
Technology	935	(405)	530	935	(304)	631
Customer relationships	1,751	(410)	1,341	1,751	(363)	1,388
Licensing agreement	3,350	(256)	3,094	2,500	(140)	2,360
	$6,821	$(1,460)	$5,361	$5,971	$(1,158)	$4,813
Total estimated amortization expense for the years 2017 through 2021 is presented below. The remaining amortization for 2016 is approximately $236.

Year:
2017	486
2018	486
2019	486
2020	486
2021	486
Total	$2,430
Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the six months ended July 2, 2016.

7. LONG-TERM DEBT

Effective August 1, 2011, the Company entered into a credit and security agreement in the U.S. with Fifth Third Bank (the “Bank”). The agreement initially provided for three separate credit facilities totaling $50,000. As noted below, at July 2, 2016, two of the original facilities remained available.
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
Facility A is subject to debt covenants (capitalized terms are defined therein) including: 1) Minimum Tangible Net Worth of not less than $92,000, increased annually by 50% of Net Income, and 2) Minimum EBITDA of not less than $5,000; and requires the Company to maintain its primary domestic deposit accounts with the bank. At July 2, 2016, the Company was in compliance with all debt covenants related to Facility A as follows:

Covenant	Required Ratio/Amount	Actual Ratio/Amount
Minimum Tangible Net Worth	$194,585	$224,704
Minimum EBITDA	Not less than $5 million	$51,695
If Facility B is activated, covenant 2 above will automatically terminate and two additional covenants will be required: 1) Funded Debt to EBITDA ratio equal to or less than 3.0:1.0, and 2) EBIT to Interest Expense ratio of not less than 2.5:1.0. As of July 2, 2016, the Company had not activated Facility B.
The Company did not have any amounts drawn on Facilities A, B, or C for the periods ended July 2, 2016, and June 27, 2015. See Note 14, Subsequent Event, for additional information.

8. INCOME TAXES
At July 2, 2016, the Company had an unrecognized tax benefit of $2,142 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of July 2, 2016, is not considered material to the Company’s consolidated financial statements.
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
Geographic Region Information:
Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	Three Months Ended July 2, 2016	Three Months Ended June 27, 2015	Six months ended July 2, 2016	Six months ended June 27, 2015
Net sales
Americas	$23,402	$25,940	$48,117	$51,829
Europe/Africa/ME	15,803	16,302	31,480	32,916
Asia/Pacific	11,604	11,774	22,240	23,657
Total	$50,809	$54,016	$101,837	$108,402

	July 2, 2016	January 2, 2016
Total assets
Americas	$184,356	$168,662
Europe/Africa/ME	55,988	56,720
Asia/Pacific	16,320	16,158
Total	$256,664	$241,540
Long-lived assets
Americas	$71,518	$72,529
Europe/Africa/ME	6,939	7,923
Asia/Pacific	4,323	4,070
Total	$82,780	$84,522

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

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at July 2, 2016 and January 2, 2016.

	July 2, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$638	$12	$(35)	$615
Mutual funds	2,209	36	(267)	1,978
Subtotal	$2,847	$48	$(302)	$2,593
Level 2:
Corporate fixed income	$31,649	$121	$(803)	$30,967
Municipal bonds	2,979	9	(41)	2,947
Certificates of deposit and time deposits	1,324	—	—	1,324
Asset backed securities	402	2	(1)	403
Subtotal	$36,354	$132	$(845)	$35,641
Total	$39,201	$180	$(1,147)	$38,234
Liabilities
Level 2:
Phantom stock units	$21	$—	$—	$21
Total	$21	$—	$—	$21

	January 2, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$1,318	$28	$(36)	$1,310
Mutual funds	2,611	1	(238)	2,374
Subtotal	$3,929	$29	$(274)	$3,684
Level 2:
Corporate fixed income	$35,936	$8	$(1,682)	$34,262
Municipal bonds	2,897	—	(94)	2,803
Certificates of deposit and time deposits	2,947	—	—	2,947
Asset backed securities	498	—	(20)	478
Subtotal	$42,278	$8	$(1,796)	$40,490
Total	$46,207	$37	$(2,070)	$44,174
Liabilities
Level 2:
Phantom stock units	$17	$—	$—	$17
Total	$17	$—	$—	$17

The Company recognized a net realized loss on investments during the six months ended July 2, 2016 of $309 and a net realized loss of $117 during the six months ended June 27, 2015. As of July 2, 2016, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the six months ended July 2, 2016, the Company recognized an impairment charge of $276, which is included in the net realized loss for the period. There were no other-than-temporary impairments during the six month periods ended June 27, 2015.

Maturities of investments at July 2, 2016 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$10,758	$10,699
Due after one year but within five years	16,658	16,218
Due after five years but within ten years	5,030	4,954
Due after ten years	3,908	3,770
Total	$36,354	$35,641
The Company reports phantom stock units as a liability. The Company recognized expense relating to this liability of $4 and $17, for the six month periods ended July 2, 2016 and June 27, 2015, respectively. Phantom stock units vest over a period of three years.
The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended July 2, 2016.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in Accumulated Other Comprehensive Income by Component
Six Months Ended July 2, 2016

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at January 2, 2016	$(1,262)	$(8,781)	$(10,043)
Other comprehensive income (loss) before reclassifications	458	(2,192)	(1,734)
Amounts reclassified from accumulated other comprehensive income	195	—	195
Net current period other comprehensive income (loss)	653	(2,192)	(1,539)
Balance, July 2, 2016	$(609)	$(10,973)	$(11,582)
Reclassifications out of Accumulated Other Comprehensive Income
Six Months Ended July 2, 2016

Details about Accumulated Other Comprehensive Income Components	Six Months Ended July 2, 2016	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$(33)	Miscellaneous (income) expense, net
Other than temporary impairment	(276)	Miscellaneous (income) expense, net
	(309)	Total before tax
	114	Tax benefit
	$(195)	Net of tax
Total reclassifications for the period	$(195)

12. NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued guidance on a new credit loss standard that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal year beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued guidance on Compensation-Stock Compensation, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued guidance on Investments-Equity Method and Joint Ventures which eliminates the retroactive adjustments to an investment qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. The effective date will be the first quarter of fiscal year 2017. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued guidance on Derivatives and Hedging which simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by clarifying that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued guidance that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the Consolidated Statement of Financial Position. Previous guidance requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. As a result of the new guidance, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting deferred tax assets and liabilities within a single jurisdiction. The new guidance is effective January 1, 2017, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.
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

14. SUBSEQUENT EVENT

On July 29, 2016 the Company entered into a new credit agreement (the “2016 Credit Agreement”), with PNC Bank, National Association (the “Bank”), as administrative agent, and the lenders party thereto.

The 2016 Credit Agreement provides the Company with a revolving line of credit (“the Facility”) of up to $100 million that is available through July 29, 2021. The 2016 Credit Agreement includes an accordion feature to increase the revolving line of credit by up to an additional $75 million. Interest is payable quarterly for loans under the Base Rate Option (as defined), and interest is payable on the last day of the applicable Interest Period (as defined) (and, if such Interest Period is longer than three (3) Months, interest is also payable on the 90th day of such Interest Period) for loans under the Euro Rate Option (as defined) . The loans under the facility will bear interest at the Euro Rate (as defined) or the Base Rate (as defined), at the Company’s option, plus the Applicable Margin (as defined) based on the Borrower’s Leverage Ratio (as defined). The Applicable Margin ranges from 1.25% to 2.00% for the Euro Rate and ranges from 0.25% to 1.00% for the Base Rate. Subject to customary breakage fees for loans under the Euro Rate Option that are prepaid on a day other than the last day of the applicable Interest Period, prepayment may be made without penalty or premium at any time upon the required notice to the Bank.

The 2016 Credit Agreement requires the Company (together with its subsidiaries) to comply with certain financial tests, including a minimum Interest Coverage Ratio (as defined) of 3.0 to 1.0 and a maximum Leverage Ratio (as defined) of 3.5 to 1.0. As of the date of this filing, the Company was in compliance with all debt covenants related to the Facility.

The 2016 Credit Agreement also requires the Company to comply with a number of restrictive covenants. These covenants limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its Common Stock; engage in acquisitions, mergers, joint ventures, consolidations and asset sales; and pay dividends and distributions.

The 2016 Credit Agreement contains customary default provisions and has various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain affirmative actions, such as maintaining its corporate existence, paying liabilities timely, maintaining insurance, and providing its bank lending group with financial information on a timely basis. Maturity of the Credit Facility may be accelerated by the Bank upon an Event of Default (as defined).

The Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the 2016 Credit Agreement. As a result, (i) the Company entered into a Pledge Agreement with the Bank, for the benefit of the lenders, granting a security interest in certain equity ownership in certain of its subsidiaries to secure amounts borrowed under the 2016 Credit Agreement and (ii) the Company’s domestic subsidiary entered into a Guaranty Agreement guarantying payment and performance of the Company’s obligations under the 2016 Credit Agreement.

The 2016 Credit Agreement incorporates sub-facilities for swing loans up to $15 million and issuance of letters of credit up to $5 million. Swing loans and letters of credit issued under the 2016 Credit Agreement decrease availability under the $100 million revolving line of credit.

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

In addition to representative and sales offices located throughout the world, Sun has three subsidiaries outside the United States (in the U.K., Germany and Korea) and one U.S. subsidiary. These entity distinctions arose out of historical considerations or as the result of acquisitions. Nevertheless, and increasingly as it has developed into a global enterprise, the Company is operated and managed on a consolidated basis. Much of the Company’s primary financial and operations data is reported from Sun’s various legal entities, which are separate taxpayers and, in many cases, subject to statutory audits in the countries in which they are organized. This information from Sun locations around the world is then compiled and aggregated, with appropriate consolidating entries, on a monthly basis. However, Sun does not manage or make decisions based on the individual legal entity information. Instead, this is done on the basis of the consolidated information.

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

Industry conditions
Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products decreased 16% in 2015 after increasing 6% in 2014. The index of shipments of hydraulic products decreased 11% for the six month period ending June 30, 2016.
The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction. The index decreased to 53.2 in June 2016 compared to 53.5 in June 2015. The U.S. PMI index registered 52.6 for July 2016.

Results for the second quarter
(in millions except net income per share)

	July 2, 2016	June 27, 2015	Increase/(Decrease)
Three Months Ended
Net sales	$50.8	$54.0	(6)%
Net income	$7.0	$9.2	(24)%
Net income per share:
Basic	$0.26	$0.35	(26)%
Diluted	$0.26	$0.35	(26)%
Six Months Ended
Net sales	$101.8	$108.4	(6)%
Net income	$15.2	$19.6	(22)%
Net income per share:
Basic	$0.57	$0.74	(23)%
Diluted	$0.57	$0.74	(23)%

Sales for the second quarter of 2016 were slightly above expectations. Year-over-year, global demand weakened by 6% as end market headwinds continued to influence results. The Americas experienced a 10% decline, primarily due to the continued impact of lower oil prices and lack of investment in the mining sector. The European and Asian Pacific regions were down only marginally, at 3% and 1% respectively. Profitability was in line with projections as currency impacted EPS by less than $0.01 over last year.

Demand in Sun's various end markets remains sluggish, but management is encouraged by increased sales in selected markets throughout Asia Pacific which is directly attributable to increased marketing efforts in the region. Sun believes that continued investment is a necessary component to drive long-term results. The Company is accelerating lean manufacturing efforts, expanding our electronic and digital capabilities, acquiring talent to complement current competencies, and acting on opportunities where Sun can grow in both new and existing geographic regions.

Outlook
Third quarter 2016 revenues are expected to be approximately $46 million, down 4% from the third quarter of 2015. Earnings per share are estimated to be $0.19 to $0.21, compared to $0.32 in the same period a year ago. The 2015 earnings include a one-time gain on the sale of the building in Korea of approximately $0.04. The 2016 estimate includes additional expenses incurred for growth initiatives and related compensation of approximately $0.04. Additionally, CEO transition expenses will negatively impact EPS by approximately $0.01.  The transition costs will continue to reduce earnings through the first quarter of 2017. The remainder of the expected decline is attributable to decreased volume. Currency is not expected to have a substantial impact on earnings per share in third quarter estimates.
COMPARISON OF THE THREE MONTHS ENDED JULY 2, 2016 AND JUNE 27, 2015
Net Sales
Net sales were $50.8 million, a decrease of $3.2 million, or 5.9%, compared to $54.0 million in the second quarter of 2015. The decrease in net sales was driven by weaker demand in all markets. Changes in exchange rates had a negative impact on sales of approximately $0.5 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 12% of total sales.

Asia/Pacific sales decreased 1.4% or $0.2 million, to $11.6 million in the second quarter of 2016, primarily related to decreased demand from Korea. Exchange rates had a $0.2 million negative impact on Asia/Pacific sales in the second quarter of 2016. EAME sales decreased 3.1% or $0.5 million, to $15.8 million in the second quarter of 2016, primarily related to decreased demand in the United Kingdom, Finland and Norway. Exchange rates had a negative impact on sales to EAME of approximately $0.2 million in the second quarter of 2016. Sales to the Americas decreased 9.8% or $2.5 million, to $23.4 million in the second quarter of 2016, primarily related to decreased demand in the U.S.
Gross Profit
Gross profit decreased $2.5 million or 11.5%, to $19.0 million in the second quarter of 2016, compared to $21.4 million in the second quarter of last year. Gross profit as a percentage of net sales decreased to 37.3% in the second quarter of 2016, compared to 39.6% in the second quarter of last year. Lower sales volume reduced gross profit by approximately $1.3 million.The remainder of the decrease resulted from higher costs as a percent of sales, including overhead costs of $1.2 million.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses increased $1.2 million or 16.1%, to $8.5 million in the second quarter of 2016, compared to $7.3 million in the second quarter of last year. The increase relates primarily to the CEO transition.
Operating Income
Operating income decreased $3.6 million or 25.8%, to $10.4 million in the second quarter of 2016, compared to $14.1 million in the second quarter last year, with operating margins of 20.6% and 26.1% for the second quarters of 2016 and 2015, respectively.

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

The U.S. legal entity contributed $9.4 million to our consolidated operating income in the second quarter 2016, compared to $12.5 million in the second quarter of 2015, a decrease of $3.1 million. The decrease is primarily related to volume. The U.S. legal entity ships products directly to customers around the world. Third party export sales from the U.S. were $17.4 million in the second quarter of 2016 compared to $15.9 million in the second quarter of 2015. As demand strengthens internationally, the U.S. legal entity will benefit from these direct export sales.

Our Korean subsidiary experienced an operating loss of $0.1 million in the second quarter of 2016 compared to minimal impact on our consolidated operating income in the second quarter of 2015.

Our German subsidiary contributed $0.6 million to our consolidated operating income in the second quarter of 2016 compared to operating income of $1.0 million during the second quarter of 2015, a decrease of $0.4 million.

Our U.K. subsidiary contributed $0.5 million to our consolidated operating income in the second quarter of 2016 compared to $0.6 million in the second quarter of 2015.
Interest Income, Net
Net interest income was $0.4 million for the quarter ended July 2, 2016 and $0.3 million for the quarter ended June 27, 2015. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended July 2, 2016, was $134.9 million compared to $111.1 million for the quarter ended June 27, 2015.
Miscellaneous (Income) Expense, Net
Net miscellaneous expense was $0.4 million for the quarter ended July 2, 2016, compared to net miscellaneous expense of $0.2 million for the quarter ended June 27, 2015.
Income Taxes
The provision for income taxes for the quarter ended July 2, 2016, was 34.0% of pretax income compared to 33.8% for the quarter ended June 27, 2015. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

COMPARISON OF THE SIX MONTHS ENDED JULY 2, 2016 AND JUNE 27, 2015
Net Sales
Net sales were $101.8 million, a decrease of $6.6 million, or 6.1%, compared to $108.4 million in 2015. The decrease in net sales was driven by weaker demand in all markets. Changes in exchange rates had a negative impact on sales of approximately $1.1 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 12% of total sales.

Asia/Pacific sales decreased 6.0% or $1.4 million, to $22.2 million in 2016, primarily related to decreased demand from Korea. Exchange rates had a $0.6 million negative impact on Asia/Pacific sales in 2016. EAME sales decreased 4.4% or $1.4 million, to $31.5 million in 2016, primarily related to decreased demand in Germany, the United Kingdom, and Norway. Exchange rates had a negative impact on sales to EAME of approximately $0.5 million in 2016. Sales to the Americas decreased 7.2% or $3.7 million, to $48.1 million in 2016, primarily related to decreased demand in the U.S.
Gross Profit
Gross profit decreased $4.3 million or 10.1%, to $38.5 million in 2016, compared to $42.8 million in 2015. Gross profit as a percentage of net sales decreased to 37.8% in 2016, compared to 39.5% last year. Lower sales volume reduced gross profit by approximately $2.6 million.The remainder of the decrease resulted from higher costs as a percent of sales, including material costs of $0.4 million, and overhead costs of $1.4 million.
Selling, Engineering and Administrative Expenses
Selling, engineering and administrative expenses increased $1.5 million or 10.6%, to $16.2 million in 2016, compared to $14.6 million last year. The increase relates primarily to the CEO transition.
Operating Income
Operating income decreased $5.9 million or 20.8%, to $22.3 million in 2016, compared to $28.2 million last year, with operating margins of 21.9% and 26.0% for 2016 and 2015, respectively.

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

The U.S. legal entity contributed $19.7 million to our consolidated operating income in 2016, compared to $24.5 million in 2015, a decrease of $4.8 million. The decrease is primarily related to volume. The U.S. legal entity ships products directly to customers around the world. Third party export sales from the U.S. were $32.8 million in 2016 compared to $31.2 million in 2015. As demand strengthens internationally, the U.S. legal entity will benefit from these direct export sales.

Our Korean subsidiary contributed minimal impact to our consolidated operating income in 2016 compared to $0.1 million in 2015.

Our German subsidiary contributed $1.5 million to our consolidated operating income in 2016 compared to operating income of $2.2 million in 2015, a decrease of $0.7 million.

Our U.K. subsidiary contributed $1.1 million to our consolidated operating income in 2016 compared to $1.5 million in 2015.
Interest Income, Net
Net interest income was $0.8 million in 2016 and $0.7 million in 2015. The Company currently has no outstanding debt. Total average cash and investments for the six months ended July 2, 2016, was $132.0 million compared to $108.1 million for the six months ended June 27, 2015.
Miscellaneous (Income) Expense, Net
Net miscellaneous expense was $0.6 million in 2016, compared to net miscellaneous expense of $0.2 million in 2015.
Income Taxes
The provision for income taxes for the six months ended July 2, 2016, was 33.3% of pretax income compared to 33.1% for the six months ended June 27, 2015. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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
Cash from operations for the six months ended July 2, 2016, was $21.9 million, a decrease of $6.5 million, compared to $28.5 million for the six months ended June 27, 2015. Net income was down approximately $4.4 million from the prior year period. Changes in working capital related to increases in accounts receivable of $6.3 million during 2016, compared to increases of $2.0 million during 2015. Decreases in inventory were $0.7 million during 2016, compared to a decrease of $1.7 million during 2015. Increases in accounts payable and accruals were $2.4 million during 2016, compared to $1.8 million during 2015.  Cash on hand increased $17.7 million from $81.9 million at the end of 2015 to $99.6 million at July 2, 2016. Days sales outstanding (DSO) were 35 at July 2, 2016, and 33 at June 27, 2015. Inventory turns were 10.4 as of July 2, 2016, and 10.6 as of June 27, 2015.

Capital expenditures were $2.6 million for the six months ended July 2, 2016, primarily made up of purchases of machinery and equipment. Capital expenditures for 2016 are estimated to be $6.0 million, primarily related to purchases of machinery and equipment.

The Company declared a quarterly cash dividend of $0.09 per share payable on July 15, 2016, to shareholders of record as of June 30, 2016. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.
The Company believes that cash generated from operations and its borrowing availability under its revolving line of credit will be sufficient to satisfy the Company’s operating expenses and capital expenditures for the foreseeable future. Please refer to Note 14 Subsequent Event for additional information. In the event that economic conditions were to severely worsen for a protracted period of time, the Company would have several options available to ensure liquidity in addition to increased borrowing. Capital expenditures could be postponed since they primarily pertain to long-term improvements in operations. Additional operating expense reductions also could be made. Finally, the dividend to shareholders could be reduced or suspended.
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
Critical Accounting Policies and Estimates
The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, and income taxes. The Company’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended January 2, 2016, and did not change during the first six months of 2016.
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
Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iv) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (v) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vi) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended January 2, 2016, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended July 2, 2016. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at July 2, 2016. Therefore, a 1% change in interest rates up or down would not have a material effect on the Company’s income statement on an annual basis.
The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES
As of July 2, 2016, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 2, 2016, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.
There were no changes in the Company’s internal controls over financial reporting during the period ended July 2, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 1A. Risk Factors.
For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended January 2, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Below is a summary of stock repurchases for the three months ended July 2, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 3 through April 30	—
May 1 through May 28	—
May 29 through July 2	225	$33.91

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 4, 2016.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)