Form 10-Q
period 2016-10-01
SUN HYDRAULICS CORP
filed 2016-11-08
CIK 1024795

SunSuSuSun

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

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

The Registrant had 26,931,821 shares of common stock, par value $.001, outstanding as of October 28, 2016.

Sun Hydraulics Corporation

INDEX

For the quarter ended

October 1, 2016

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of October 1, 2016 (unaudited) and January 2, 2016		3

Consolidated Statements of Operations for the Three Months Ended October 1, 2016 (unaudited) and September 26, 2015 (unaudited)		4

Consolidated Statements of Operations for the Nine Months Ended October 1, 2016 (unaudited) and September 26, 2015 (unaudited)		5

Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended October 1, 2016 (unaudited) and September 26, 2015 (unaudited)		6

Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months Ended October 1, 2016 (unaudited)		7

Consolidated Statements of Cash Flows for the Nine Months Ended October 1, 2016 (unaudited) and September 26, 2015 (unaudited)		8

Notes to the Consolidated, Unaudited Financial Statements		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

	Forward Looking Information	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosure	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	October 1, 2016	January 2, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,022	$81,932
Restricted cash	39	44
Accounts receivable, net of allowance for doubtful accounts of $163 and $184	17,701	13,531
Inventories	12,530	13,047
Income taxes receivable	509	123
Deferred income taxes	469	460
Short-term investments	33,858	44,174
Other current assets	3,397	3,707
Total current assets	178,525	157,018

Property, plant and equipment, net	71,235	74,121
Goodwill	4,912	4,988
Other assets	6,830	5,413
Total assets	$261,502	$241,540
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$5,536	$4,422
Accrued expenses and other liabilities	5,203	4,849
Dividends payable	2,424	2,411
Total current liabilities	13,163	11,682
Deferred income taxes	8,919	7,411
Other noncurrent liabilities	-	260
Total liabilities	22,082	19,353
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	-	-
Common stock, 50,000,000 shares authorized, par value $0.001, 26,925,940 and 26,786,518 shares outstanding	27	27
Capital in excess of par value	88,664	82,265
Retained earnings	161,791	149,938
Accumulated other comprehensive income (loss)	(11,062)	(10,043)
Total shareholders' equity	239,420	222,187
Total liabilities and shareholders' equity	$261,502	$241,540

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	October 1, 2016	September 26, 2015
	(unaudited)	(unaudited)
Net sales	$45,232	$48,036
Cost of sales	29,692	29,536
Gross profit	15,540	18,500
Selling, engineering and administrative expenses	8,297	7,463
Operating income	7,243	11,037
Interest (income) expense, net	(298)	(361)
Foreign currency transaction (gain) loss, net	(46)	(140)
Miscellaneous (income) expense, net	30	(1,005)
Income before income taxes	7,557	12,543
Income tax provision	2,568	4,133
Net income	$4,989	$8,410
Basic net income per common share	$0.19	$0.32
Weighted average basic shares outstanding	26,923	26,695
Diluted net income per common share	$0.19	$0.32
Weighted average diluted shares outstanding	26,923	26,695
Dividends declared per share	$0.090	$0.090

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Nine months ended
	October 1, 2016	September 26, 2015
	(unaudited)	(unaudited)
Net sales	$147,069	$156,438
Cost of sales	93,035	95,140
Gross profit	54,034	61,298
Selling, engineering and administrative expenses	24,461	22,077
Operating income	29,573	39,221
Interest (income) expense, net	(1,056)	(1,021)
Foreign currency transaction (gain) loss, net	(311)	(839)
Miscellaneous (income) expense, net	594	(793)
Income before income taxes	30,346	41,874
Income tax provision	10,160	13,839
Net income	$20,186	$28,035
Basic net income per common share	$0.75	$1.05
Weighted average basic shares outstanding	26,879	26,662
Diluted net income per common share	$0.75	$1.05
Weighted average diluted shares outstanding	26,879	26,662
Dividends declared per share	$0.310	$0.360

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in thousands)

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$4,989	$8,410	$20,186	$28,035
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	321	(2,007)	(1,871)	(4,366)
Unrealized gain (loss) on available-for-sale securities, net of tax	199	(521)	852	(669)
Total other comprehensive income (loss)	520	(2,528)	(1,019)	(5,035)
Comprehensive income	$5,509	$5,882	$19,167	$23,000

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	income (loss)	Total

Balance, January 2, 2016	-	$-	26,786	$27	$82,265	$149,938	$(10,043)	$222,187
Shares issued, Restricted Stock			43					$-
Shares issued, other compensation			19					$-
Shares issued, ESPP			27		830			$830
Shares issued, shared distribution			51		1,679			$1,679
Stock-based compensation					3,890			$3,890
Dividends declared						(8,333)		$(8,333)
Net income						20,186		$20,186
Other comprehensive income (loss)							(1,019)	$(1,019)
Balance, October 1, 2016	-	$-	26,926	$27	$88,664	$161,791	$(11,062)	$239,420

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended
	October 1, 2016	September 26, 2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$20,186	$28,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,550	7,054
(Gain)Loss on disposal of assets	316	(1,086)
Provision (benefit) for deferred income taxes	998	100
Allowance for doubtful accounts	(21)	(14)
Stock-based compensation expense	3,890	2,975
(Increase) decrease in:
Accounts receivable	(4,149)	641
Inventories	517	2,341
Income taxes receivable	(386)	-
Other current assets	310	(48)
Other assets	(773)	435
Increase (decrease) in:
Accounts payable	1,114	156
Accrued expenses and other liabilities	2,033	914
Income taxes payable	-	(443)
Other noncurrent liabilities	(260)	(20)
Net cash provided by operating activities	31,325	41,040
Cash flows from investing activities:
Investment in licensed technology	(850)	(1,425)
Capital expenditures	(4,507)	(4,697)
Proceeds from dispositions of equipment	2	1,645
Purchases of short-term investments	(24,699)	(20,666)
Proceeds from sale of short-term investments	35,389	17,459
Net cash provided by (used in) investing activities	5,335	(7,684)
Cash flows from financing activities:
Proceeds from stock issued	830	772
Dividends to shareholders	(8,321)	(9,596)
Change in restricted cash	5	21
Net cash used in financing activities	(7,486)	(8,803)
Effect of exchange rate changes on cash and cash equivalents	(1,084)	(4,781)
Net increase (decrease) in cash and cash equivalents	28,090	19,772
Cash and cash equivalents, beginning of period	81,932	56,843
Cash and cash equivalents, end of period	$110,022	$76,615
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$9,047	14,575
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$1,679	3,535

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed by Sun Hydraulics Corporation (together with its subsidiaries, the “Company”) with the Securities and Exchange Commission on March 1, 2016. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the nine month period ended October 1, 2016, are not necessarily indicative of the results that may be expected for the period ending December 31, 2016.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net income	$4,989	$8,410	$20,186	$28,035
Weighted average basic shares outstanding	26,923	26,695	26,879	26,662
Basic net income per common share	$0.19	$0.32	$0.75	$1.05
Effect of dilutive stock options	-	-	-	-
Weighted average diluted shares outstanding	26,923	26,695	26,879	26,662
Diluted net income per common share	$0.19	$0.32	$0.75	$1.05

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

The Company’s 2011 Equity Incentive Plan (“2011 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At October 1, 2016, 522,212 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the nine months ended October 1, 2016 and September 26, 2015, totaled $3,051 and $2,159, respectively.

The following table summarizes restricted stock activity from January 2, 2016, through October 1, 2016:

		Weighted
		average
	Number	grant-date
	of shares (in thousands)	fair value
Nonvested balance at January 2, 2016	161	33.54
Granted	45	33.22
Vested	(16)	36.41
Forfeitures	(2)	34.22
Nonvested balance at October 1, 2016	188	33.21

The Company had $2,655 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of October 1, 2016. That cost is expected to be recognized over a weighted average period of 0.99 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which most employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 26,575 shares at a weighted average price of $25.99, and 23,607 shares at a weighted average price of $32.71, under the ESPP during the nine months ended October 1, 2016 and September 26, 2015, respectively. The Company recognized $221 and $159 of compensation expense during the nine months ended October 1, 2016 and September 26, 2015, respectively. At October 1, 2016, 592,765 shares remained available to be issued through the ESPP and the U.K. plan.

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

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 35,000 shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At October 1, 2016, 180,749 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 18,625 and 17,500 shares for the nine months ended October 1, 2016 and September 26, 2015, respectively. The Company recognized director stock compensation expense of $588 and $617 for the nine months ended October 1, 2016 and September 26, 2015, respectively.

4. RESTRICTED CASH

 A restricted cash reserve for customs and excise taxes in the U.K. operation was $39 at October 1, 2016. The restricted amount was calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations and is held with Lloyds TSB in the U.K.

5.  INVENTORIES

	October 1, 2016	January 2, 2016
Raw materials	$5,129	$5,555
Work in process	4,429	4,478
Finished goods	3,461	3,464
Provision for slow moving inventory	(489)	(450)
Total	$12,530	$13,047

6.  GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill at October 1, 2016 is as follows:

Balance at January 2, 2016	$4,988
Acquisitions	-
Currency translation	(76)
Balance at October 1, 2016	$4,912

Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at January 2, 2016 indicated that there was no impairment of the carrying value of the goodwill at Sun Korea.  A valuation of the reporting unit at October 1, 2016 indicated that there was no impairment of the carrying value of the goodwill at HCT.

The Company recognized $2,658 and $746 in identifiable intangible assets as a result of the acquisitions of HCT and WhiteOak, respectively.  Intangible assets are held in other assets on the balance sheet. In 2014, the Company entered into a licensing agreement with Sturman Industries, Inc., recognizing intangible assets of $1,075 in 2014 and $1,425 in 2015, and $850 in the nine months ending October 1, 2016. The agreement is for licensed technology to be used with the Company's electrically actuated hydraulic cartridge valves. Royalties will be paid from the date of the first commercial sale and continue for fifteen years thereafter, or until the last related licensed patent expires, whichever is the later date. At October 1, 2016 and January 2, 2016, intangible assets consisted of the following:

	October 1, 2016			January 2, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name	$774	$(397)	$377	$774	$(340)	$434
Non-compete Agreement	11	(11)	-	11	(11)	-
Technology	935	(427)	508	935	(304)	631
Customer Relationships	1,751	(433)	1,318	1,751	(363)	1,388
Licensing Agreement	3,350	(315)	3,035	2,500	(140)	2,360
	$6,821	$(1,583)	$5,238	$5,971	$(1,158)	$4,813

Total estimated amortization expense for the years 2017 through 2021 is presented below. The remaining amortization for 2016 is approximately $114.

Year:
2017	486
2018	486
2019	486
2020	486
2021	486
Total	$2,430

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the nine months ended October 1, 2016.

7.  LONG-TERM DEBT

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

The 2016 Credit Agreement incorporates sub-facilities for swing loans up to $15 million and issuance of letters of credit up to $5 million. Swing loans and letters of credit issued under the 2016 Credit Agreement decrease availability under the $100 million revolving line of credit. The Company did not have any amounts drawn on the 2016 Credit Agreement for the period ended October 1, 2016. The 2016 Credit Agreement replaced a credit and security agreement with Fifth Third Bank that had been in place since August 1, 2011 (the “Fifth Third Agreement”). The Fifth Third Agreement initially provided for three separate credit facilities totaling $50,000. These included a $15,000 unsecured revolving line of credit, an accordion feature to increase the revolving line of credit to a $35,000 secured revolving line of credit, and a $15,000 construction and term loan (originally obtained to provide financing for the construction of the Company’s third factory in Sarasota). The construction and term loan was never activated, nor did the Company make any borrowings under the other facilities provided by the Fifth Third Agreement.  Accordingly, there were no amounts drawn under the Fifth Third Agreement for the periods ended October 1, 2016, and September 26, 2015. At October 1, 2016, the facilities with Fifth Third Bank are no longer available.

8. INCOME TAXES

At October 1, 2016, the Company had an unrecognized tax benefit of $328 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of October 1, 2016, is not considered material to the Company’s consolidated financial statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2007 for the majority of tax jurisdictions.

The Company’s federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2007 through 2012. To date, there have not been any significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months the Company will resolve some or all of the matters presently under consideration for 2007 through 2012 with the IRS and that there could be significant increases or decreases to unrecognized tax benefits.

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

Geographic Region Information:

Net sales are measured based on the geographic destination of sales. Total and long-lived assets are shown based on the physical location of the assets. Long-lived assets primarily include net property, plant and equipment:

	Three months ended
	October 1, 2016	September 26, 2015
Net sales
Americas	21,425	23,678
Europe/Africa/ME	13,960	15,578
Asia/Pacific	9,847	8,780
Total	45,232	48,036

	YTD 2016	YTD 2015
Net sales
Americas	69,541	75,507
Europe/Africa/ME	45,440	48,493
Asia/Pacific	32,088	32,438
Total	147,069	156,438

	October 1, 2016	January 2, 2016
Total assets
Americas	188,193	168,662
Europe/Africa/ME	56,458	56,720
Asia/Pacific	16,851	16,158
Total	261,502	241,540

Long-lived assets
Americas	71,676	72,529
Europe/Africa/ME	6,671	7,923
Asia/Pacific	4,630	4,070
Total	82,977	84,522

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

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at October 1, 2016 and January 2, 2016.

	October 1, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	-	-	-	-
Mutual funds	1,483	-	(185)	1,298
Subtotal	1,483	-	(185)	1,298
Level 2:
Corporate fixed income	26,613	75	(478)	26,210
Municipal bonds	6,412	-	(62)	6,350
Certificates of deposit and time deposits	-	-	-	-
Asset backed securities	-	-	-	-
Subtotal	33,025	75	(540)	32,560
Total	34,508	75	(725)	33,858
Liabilities
Level 2:
Phantom stock units	$26	-	-	26
Total	$26	-	-	26

	January 2, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	1,318	28	(36)	1,310
Mutual funds	2,611	1	(238)	2,374
Subtotal	3,929	29	(274)	3,684
Level 2:
Corporate fixed income	35,936	8	(1,682)	34,262
Municipal bonds	2,897	-	(94)	2,803
Certificates of deposit and time deposits	2,947	-	-	2,947
Asset backed securities	498	-	(20)	478
Subtotal	42,278	8	(1,796)	40,490
Total	46,207	37	(2,070)	44,174
Liabilities
Level 2:
Phantom stock units	17	-	-	17
Total	17	-	-	17

The Company recognized a net realized loss on investments during the nine months ended October 1, 2016 of $296 and a net realized loss of $241 during the nine months ended September 26, 2015. As of October 1, 2016, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the nine months ended October 1, 2016, the Company recognized an impairment charge of $276, which is included in the net realized loss for the period. There were no other-than-temporary impairments during the nine month periods ended September 26, 2015.

Maturities of investments at October 1, 2016 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$18,199	$18,122
Due after one year but within five years	11,691	11,410
Due after five years but within ten years	1,801	1,758
Due after ten years	1,334	1,270
Total	$33,025	$32,560

The Company reports phantom stock units as a liability. The Company recognized expense relating to this liability of $9 and $10, for the nine month periods ended October 1, 2016 and September 26, 2015, respectively. Phantom stock units vest over a period of three years.

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended October 1, 2016.

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in Accumulated Other Comprehensive Income by Component

Nine Months Ended October 1, 2016

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at January 2, 2016	$(1,262)	$(8,781)	$(10,043)
Other comprehensive income (loss) before reclassifications	666	(1,871)	(1,205)
Amounts reclassified from accumulated other comprehensive income	186	-	186
Net current period other comprehensive income (loss)	852	(1,871)	(1,019)
Balance at October 1, 2016	$(410)	$(10,652)	$(11,062)

Reclassifications out of Accumulated Other Comprehensive Income

Nine Months Ended October 1, 2016

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended October 1, 2016	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$(20)	Miscellaneous (income) expense, net
Other than temporary impairment	(276)	Miscellaneous (income) expense, net
	(296)	Total before tax
	110	Tax benefit
	$(186)	Net of tax
Total reclassifications for the period	$(186)

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

14. SUBSEQUENT EVENT

On November 7, 2016, the Company entered into a Unit Purchase Agreement with Murphy Group, Inc., an Oklahoma corporation, and EControls Group, Inc., a Texas corporation, which together own a majority of the outstanding membership units of Enovation Controls, LLC, an Oklahoma-based company, to acquire all of the outstanding membership units of Enovation Controls, LLC and retain its Power Controls (PC) and Vehicle Technologies (VT) lines of business only. The acquisition has a potential value of $250 million, including initial consideration of $200 million and additional earn-out potential of $50 million. We expect to utilize a combination of existing cash and cash equivalents and proceeds from our existing revolving line of credit to effect this transaction. Enovation’s complementary products expand Sun’s complete system solution portfolio while developing product and end market diversification. The acquisition is subject to customary closing conditions and is expected to close in the fourth quarter of 2016. It is not currently practicable, based on the pending status of the acquisition, for us to disclose pro forma results of operations or financial position.

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

Industry conditions

Demand for the Company’s products is dependent on demand for the capital goods into which the products are incorporated. The capital goods industries in general, and the fluid power industry specifically, are subject to economic cycles. According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products decreased 16% in 2015 after increasing 6% in 2014. The index of shipments of hydraulic products decreased 10% for the nine month period ending September 30, 2016.

The Company’s order trend has historically tracked closely to the United States Purchasing Managers Index (PMI). When PMI is over 50, it indicates economic expansion in the manufacturing sector; when it is below 50, it indicates contraction. The index increased to 51.5 in September 2016 compared to 50.2 in September 2015. The U.S. PMI index registered 51.9 for October 2016.

Results for the third quarter

(in millions except net income per share)

	October 1,	September 26,
	2016	2015	Increase/Decrease
Three Months Ended
Net sales	$45.2	$48.0	(6)%
Net income	$5.0	$8.4	(41)%
Net income per share:
Basic	$0.19	$0.32	(41)%
Diluted	$0.19	$0.32	(41)%
Nine Months Ended
Net sales	$147.1	$156.4	(6)%
Net income	$20.2	$28.0	(27)%
Net income per share:
Basic	$0.75	$1.05	(29)%
Diluted	$0.75	$1.05	(29)%

Third quarter sales were slightly below management’s expectations.  Overall, global demand declined 6% due to persistent headwinds.  Sluggish end markets continued to strain demand in the Americas and Europe as both experienced a 10% decline, while Asia Pacific remained up more than 12% for the quarter.  Sales and marketing investments in this region are having significant influence on Sun’s ability to win new customers and expand market share.  A strong U.S dollar adversely affected EPS by $0.02, however it was still within management’s expected range.

Coming out of the third quarter, October order rates are showing signs of improvement.  Leading indicators are supportive of positive momentum in 2017.  Sun remains focused on exceeding customer expectations, growing global presence, and delivering strong financial results.  Operationally, lean initiatives are taking shape and will drive profitability once fully implemented.  Sales and marketing efforts are ramping up regionally, providing Sun with better opportunities to address customers’ needs and drive growth.

Outlook

Please note: Fourth quarter estimates exclude any impact related to financial consolidation for the acquisition of Enovation Controls.

Fourth quarter 2016 revenues are expected to be approximately $46 million, up 3% from the fourth quarter of 2015. Earnings per share are estimated to be $0.13 to $0.15, compared to $0.19 in the same period a year ago. Several non-recurring items, noted below, are expected to decrease EPS for Q4 2016.

•	M&A activity expenses, including professional fees associated with the acquisition of Enovation Controls of approximately $0.05.
•	Global sales and marketing expenses of approximately $0.02.
•	CEO transition expenses of approximately $0.01 (transition costs will continue to reduce earnings through the first quarter of 2017).

•	Currency is not expected to have a substantial impact on earnings per share in fourth quarter estimates.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 1, 2016 AND SEPTEMBER 26, 2015

Net Sales

Net sales were $45.2 million, a decrease of $2.8 million, or 5.8%, compared to $48.0 million in the third quarter of 2015. The decrease in net sales was driven by weaker demand in all markets. Changes in exchange rates had a negative impact on sales of approximately $0.6 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 12% of total sales.

Asia/Pacific sales increased 12.2% or $1.1 million, to $9.8 million in the third quarter of 2016, primarily related to increased demand in China. Exchange rates had a $0.1 million positive impact on Asia/Pacific sales in the third quarter of 2016. EAME sales decreased 10.4% or $1.6 million, to $14.0 million in the third quarter of 2016, primarily related to decreased demand in the United Kingdom, Germany, Finland and Norway. Exchange rates had a negative impact on sales to EAME of approximately $0.7 million in the third quarter of 2016. Sales to the Americas decreased 9.5% or $2.3 million, to $21.4 million in the third quarter of 2016, primarily related to decreased demand in the U.S.

Gross Profit

Gross profit decreased $3.0 million or 16.0%, to $15.5 million in the third quarter of 2016, compared to $18.5 million in the third quarter of last year. Gross profit as a percentage of net sales decreased to 34.4% in the third quarter of 2016, compared to 38.5% in the third quarter of last year. Lower sales volume reduced gross profit by approximately $1.1 million. The remainder of the decrease is made up of increased overhead costs related to compensation.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased $0.8 million or 11.2%, to $8.3 million in the third quarter of 2016, compared to $7.5 million in the third quarter of last year. The increase relates primarily to the CEO transition and increased compensation costs.

Operating Income

Operating income decreased $3.8 million or 34.4%, to $7.2 million in the third quarter of 2016, compared to $11.0 million in the third quarter last year, with operating margins of 16.0% and 23.0% for the third quarters of 2016 and 2015, respectively.

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

The U.S. legal entity contributed $6.4 million to our consolidated operating income in the third quarter 2016, compared to $12.1 million in the third quarter of 2015, a decrease of $5.7 million. The decrease is primarily related to volume and increased compensation costs. The U.S. legal entity ships products directly to customers around the world. Third party export sales from the U.S. were $14.5 million in the third quarter of 2016 compared to $13.5 million in the third quarter of 2015. As demand strengthens internationally, the U.S. legal entity will benefit from these direct export sales.

Our Korean subsidiary had a minimum impact on our consolidated operating income in the third quarter of 2016 compared to an operating loss of $0.7 million in the third quarter of 2015.

Our German subsidiary contributed $0.7 million to our consolidated operating income in the third quarter of 2016 compared to an operating loss of $0.9 million during the third quarter of 2015.

Our U.K. subsidiary contributed $0.2 million to our consolidated operating income in the third quarter of 2016 compared to $0.6 million in the third quarter of 2015.

Interest Income, Net

Net interest income was $0.3 million for the quarter ended October 1, 2016 and $0.4 million for the quarter ended September 26, 2015. The Company currently has no outstanding debt. Total average cash and investments for the quarter ended October 1, 2016, was $140.9 million compared to $119.1 million for the quarter ended September 26, 2015.

Miscellaneous (Income) Expense, Net

Net miscellaneous expense was minimal for the quarter ended October 1, 2016, compared to net miscellaneous income of $1.0 million for the quarter ended September 26, 2015. The increase in 2015 was related to the gain on disposal of the building at our Korean operation.

Income Taxes

The provision for income taxes for the quarter ended October 1, 2016, was 34.0% of pretax income compared to 33.0% for the quarter ended September 26, 2015. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 1, 2016 AND SEPTEMBER 26, 2015

Net Sales

Net sales were $147.1 million, a decrease of $9.4 million, or 6.0%, compared to $156.4 million in 2015. The decrease in net sales was driven by weaker demand in all markets. Changes in exchange rates had a negative impact on sales of approximately $1.7 million. New product sales (defined as products introduced within the last five years) continue to make up 10 - 12% of total sales.

Asia/Pacific sales decreased 1.1% or $0.4 million, to $32.1 million in 2016, primarily related to decreased demand from Korea. Exchange rates had a $0.5 million negative impact on Asia/Pacific sales in 2016. EAME sales decreased 6.3% or $3.1 million, to $45.4 million in 2016, primarily related to decreased demand in Germany, the United Kingdom, and Norway. Exchange rates had a negative impact on sales to EAME of approximately $1.2 million in 2016. Sales to the Americas decreased 7.9% or $6.0 million, to $70.1 million in 2016, primarily related to decreased demand in the U.S.

Gross Profit

Gross profit decreased $7.3 million or 11.9%, to $54.0 million in 2016, compared to $61.3 million in 2015. Gross profit as a percentage of net sales decreased to 36.7% in 2016, compared to 39.2% last year. Lower sales volume reduced gross profit by approximately $3.7 million. The remainder of the decrease resulted from higher costs as a percentage of sales related to overhead costs of $3.1 million.

Selling, Engineering and Administrative Expenses

Selling, engineering and administrative expenses increased $2.4 million or 10.8%, to $24.5 million in 2016, compared to $22.1 million last year. The increase relates primarily to the CEO transition.

Operating Income

Operating income decreased $9.6 million or 24.6%, to $29.6 million in 2016, compared to $39.2 million last year, with operating margins of 20.1% and 25.1% for 2016 and 2015, respectively.

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

The U.S. legal entity contributed $26.1 million to our consolidated operating income in 2016, compared to $36.6 million in 2015, a decrease of $10.5 million. The decrease is primarily related to volume. The U.S. legal entity ships products directly to customers around the world. Third party export sales from the U.S. were $47.3 million in 2016 compared to $44.7 million in 2015. As demand strengthens internationally, the U.S. legal entity will benefit from these direct export sales.

Our Korean subsidiary had minimal impact to our consolidated operating income in 2016 compared to an operating loss of $0.6 million in 2015.

Our German subsidiary contributed $2.2 million to our consolidated operating income in 2016 compared to operating income of $1.2 million in 2015.

Our U.K. subsidiary contributed $1.2 million to our consolidated operating income in 2016 compared to $2.1 million in 2015.

Interest Income, Net

Net interest income was $1.1 million in 2016 and $1.0 million in 2015. The Company currently has no outstanding debt. Total average cash and investments for the nine months ended October 1, 2016, was $135.0 million compared to $111.5 million for the nine months ended September 26, 2015.

Miscellaneous (Income) Expense, Net

Net miscellaneous expense was $0.6 million in 2016, compared to net miscellaneous income of $0.8 million in 2015.

Income Taxes

The provision for income taxes for the nine months ended October 1, 2016, was 33.5% of pretax income compared to 33.0% for the nine months ended September 26, 2015. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products.

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

Cash from operations for the nine months ended October 1, 2016, was $31.3 million, a decrease of $9.7 million, compared to $41.0 million for the nine months ended September 26, 2015. Net income was down approximately $7.8 million from the prior year period. Changes in working capital related to increases in accounts receivable of $4.1 million during 2016, compared to decreases of $0.6 million during 2015. Decreases in inventory were $0.6 million during 2016, compared to a decrease of $2.3 million during 2015. Increases in accounts payable and accruals were $3.1 million during 2016, compared to $1.1 million during 2015.  Cash on hand increased $28.1 million from $81.9 million at the end of 2015 to $110.0 million at October 1, 2016. Days sales outstanding (DSO) were 36 at October 1, 2016, and 32 at September 26, 2015. Inventory turns were 9.5 as of October 1, 2016, and 10.0 as of September 26, 2015.

Capital expenditures were $4.5 million for the nine months ended October 1, 2016, primarily made up of purchases of machinery and equipment. Capital expenditures for 2016 are estimated to be $6.0 million, primarily related to purchases of machinery and equipment.

The Company declared a quarterly cash dividend of $0.09 per share payable on October 15, 2016, to shareholders of record as of September 30, 2016. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Critical Accounting Policies and Estimates

The Company currently applies judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, and income taxes. The Company’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended January 2, 2016, and did not change during the first nine months of 2016.

FORWARD-LOOKING INFORMATION

Certain oral statements made by management from time to time and certain statements connection here in that are not historical facts are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties, and actual results may differ materially from those expressed or implied by such statements. They include statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industry in which it operates, and assumptions made by management, and include among other items, (i) the Company’s strategies regarding growth, including its intention to develop new products and make acquisitions; (ii) the Company’s financing plans; (iii) trends affecting the Company’s financial condition or results of operations; (iv) the Company’s ability to continue to control costs and to meet its liquidity and other financing needs; (v) the declaration and payment of dividends; and (vi) the Company’s ability to respond to changes in customer demand domestically and internationally, including as a result of standardization. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur.

Important factors that could cause the actual results to differ materially from those in the forward-looking statements include, among other items, (i) the economic cyclicality of the capital goods industry in general and the hydraulic valve and manifold industry in particular, which directly affect customer orders, lead times and sales volume; (ii) fluctuations in global business conditions, including the impact of economic recessions in the U.S. and other parts of the world, (iii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iv) changes in the competitive marketplace that could affect the Company’s revenue and/or costs, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (v) risks related to the integration of the businesses of the Company and Enovation Controls; (vi) changes in technology or customer requirements, such as standardization of the cavity into which screw-in cartridge valves must fit, which could render the Company’s products or technologies noncompetitive or obsolete; (vii) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (viii) changes relating to the Company’s international sales, including changes in regulatory requirements or tariffs, trade or currency restrictions, fluctuations in exchange rates, and tax and collection issues. Further information relating to factors that could cause actual results to differ from those anticipated is included but not limited to information under the headings Item 1. “Business,” and Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended January 2, 2016, and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q for the quarter ended October 1, 2016. The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. The Company’s interest rate on its debt financing remains variable based upon the Company’s leverage ratio. The Company had no variable-rate debt outstanding at October 1, 2016. Therefore, a 1% change in interest rates up or down would not have a material effect on the Company’s income statement on an annual basis.

The Company’s exposure to foreign currency exchange fluctuations relates primarily to the direct investment in its facilities in the United Kingdom, Germany and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes.

Item 4. CONTROLS AND PROCEDURES

As of October 1, 2016, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of October 1, 2016, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the period ended October 1, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K     for the year ended January 2, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of stock repurchases for the three months ended October 1, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 3 through July 30	—
July 31 through August 27	—
August 28 through October 1	225	$30.75

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 8, 2016.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)