Form 10-K
period 2016-12-31
SUN HYDRAULICS CORP
filed 2017-02-28
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq Stock Market, LLC, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $686,152,559.

The Registrant had 26,940,399 shares of common stock, par value $.001, outstanding as of February 17, 2017.

PART 1

ITEM 1. BUSINESS

Our Business

Sun Hydraulics Corporation (“Sun,” the “Company,” “we,” “our” or “us”), founded in 1970, in Sarasota, FL, is an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets.  In the hydraulics market, we are a leading manufacturer of high-performance screw-in hydraulic cartridge valves, electro-hydraulics, manifolds, and integrated package solutions for the worldwide industrial and mobile hydraulics markets operating under the brand Sun Hydraulics. In the electronics market, we are a global provider of innovative electronic control, display and instrumentation solutions for both recreational and off-highway vehicles, as well as stationary and power generation equipment; these are offered under the brands of Enovation Controls, Murphy and Zero Off.  Additionally, High Country Tek (“HCT”) is an independent designer and producer of modular, robust, reliable digital and analog electronic controller products for the fluid power industry sold under the brand of HCT.

Sun has operated in the North American market for over 47 years.  We have expanded our global footprint over the past 30 years to include operations in the UK, Germany and Korea, as well as sales offices in China and India.  Enovation Controls, LLC, (“Enovation Controls”) which was acquired by Sun on December 5, 2016 and is a wholly owned subsidiary of Sun, was formed in 2009 in connection with the reorganization of Murphy Group, Inc. and EControls Group, Inc. which were founded in 1939 and 1994, respectively.  Enovation Controls operates the majority of its manufacturing in Tulsa, OK with sales and engineering capabilities in San Antonio, TX, the UK, China and India.  HCT has been a wholly owned subsidiary of Sun Hydraulics Corporation since 2011 and operates in Nevada City, CA.

Until 2016, Sun operated primarily in the hydraulics market with a small presence in the electronics market through HCT.   On December 5, 2016, Sun purchased two of the four lines of business of Enovation Controls, namely the Power Controls and Vehicle Technologies businesses, retaining the legal entity and related brands.  The remaining non-acquired lines of business will continue to operate as a newly formed company not owned by Sun.  The expansion of Sun’s electronic and digital capabilities through the acquisition of Enovation Controls is a significant step towards achieving our long term strategic vision.  The acquisition further diversifies Sun, granting us access to new, highly specialized markets and customers seeking complete machine control.  Enovation Controls brings a strong talent pool with a proven track record of new product development and technical innovation, complementing our current competencies.

A primary focus of our strategic thinking is the identification of megatrends, such as globalization, which will impact the future capital and industrial goods markets.  We believe global population growth and urbanization, driven predominantly by Asian mega-cities, will generate ongoing demand for infrastructure projects, resources and food production, all of which require equipment and machinery from our key end markets.  Sophistication of safe machinery and equipment is the second megatrend we recognize.  Today’s machine users demand safety, productivity, efficiency, and even automated control. Advancements in the design of these machines require continuous evolution of critical components such as hydraulic and electronic functionality control.  The final relevant megatrend is computing power.  In this electronic and digital age, what used to be manual or mechanical, is now driven by electrical power.  Information is converted into a form that allows it to be processed, stored and transmitted digitally, saving both time and energy required.

As a result of these megatrends, we developed our 2025 Vision which is focused on growth and reaching a critical mass of one billion dollars in sales.  There are two significant components to reaching this goal: organic growth and acquisitions.  By 2025, we expect up to half of the one billion dollars in revenue to result from organic growth of our existing products and geographic markets, and the other half to be derived from acquisitions of companies that advance our technology position with adjacent products for the industrial goods sector.  Product innovations are well underway to aid the organic growth and fill the demand resulting from the megatrends.  The acquisition of Enovation Controls is the first important step toward achieving global technology leadership.  All growth initiatives are intended to preserve Sun’s history of superior profitability and financial strength.

We have been profitable every year since 1972 and Sun has paid a dividend every quarter since going public in January 1997.

The Company’s executive offices are located at 1500 West University Parkway, Sarasota, Florida 34243, and our telephone number is (941) 362-1200. Our websites include www.sunhydraulics.com, www.enovationcontrols.com, www.zerogps.com and www.highcountrytek.com.

Business Segments

Beginning with the fourth quarter of 2016, we are now organized into two operating and reporting segments: Hydraulics and Electronics.  The Hydraulics segment consists of all of the historical Sun Hydraulics companies globally.  Nearly all of the Electronics segment consists of the recently acquired Enovation Controls business. Financial information about our business segments is presented in Note 17 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Hydraulics

Over the past 47 years, the Hydraulics segment has provided global capital goods industries with hydraulic components and systems used to transmit power and control force, speed and motion. Our products typically add a fine degree of precision and safety to the machinery and equipment in which they are used.

Sun’s hydraulics products are sold globally through a combination of wholly-owned companies, representative sales offices and independent, authorized distributors.  Activities at Sun companies and sales offices include technical support, inventory warehousing, distributor management and custom manifold design and manufacturing. Our global distribution network includes representation in almost all industrialized markets. Distributors are the local experts in our products.  They typically hold local inventory and transact all business with customers.

On a component level, the Hydraulics segment designs and manufactures screw-in hydraulic cartridge valves, manifolds, and integrated fluid power packages and subsystems. Our products provide an important function within a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures.

Our screw-in hydraulic cartridge valves use a fundamentally different design platform compared to most other competitive product offerings, which are often referred to as industry common products. The floating construction that we pioneered results in a self-alignment characteristic that provides performance and reliability advantages compared to most competitors’ product offerings. This floating construction differentiates our products from those of most of our competitors, who design and manufacture rigid screw-in cartridge valves that fit a common cavity.  Our cartridge valves, offered in five size ranges and including both electrically actuated and non-electrically actuated products, were designed to be able to operate reliably at higher pressures, making them equally suitable for both industrial and mobile applications.  Sun’s product development approach yields a product line of extreme breadth and depth compared to our competitors.  Our broad scope of product offering, coupled with the high performance characteristics of our cartridge valves, makes Sun a leader in our industry.

To fully leverage our cartridge product family, we routinely compete in the manifold and custom integrated package market. A manifold is a solid block of metal, usually aluminum or ductile iron, which is machined to create threaded cavities and channels into which screw-in cartridge valves can be installed and through which the hydraulic fluid flows.  These products allow customers to easily integrate our screw-in cartridge valves into their machinery and equipment. Once designed, standard manifolds require minimal, if any, maintenance engineering over the life of the product and can be manufactured at each of our manufacturing operations. An integrated package consists of multiple cartridge valves assembled into a custom designed manifold for a specific customer to provide the specific operating characteristics of a customer’s circuit.  Because of the unique nature of our cartridge valve designs, manifolds may be designed and machined to make them up to 50% smaller when compared to manifolds that use only industry common cartridge valves.

Additionally, we have internally-developed proprietary expert system software that we use to manufacture custom manifolds efficiently in low volumes. Integrated packages provide many benefits to end users and equipment manufacturers, including reduced assembly time, order simplification, reduced leakage points, aesthetics, potentially fewer hose and fitting connections, and more control functions in a single location.

In recent years, we have aggressively expanded our offering of electrically-actuated cartridge valves with design technology developed by HCT.  Our design approach has allowed us to quickly offer a full range of electrically-actuated cartridge valves, helping to increase the competiveness of our integrated package offerings. Because hydraulics systems are increasingly taking signals from on-board electronic control systems, it is necessary for hydraulic products to be capable of digital communication.

We do not warrant our products for use in any of the following applications, (i) any product that comes under the Federal Highway Safety Act, such as steering or braking systems for passenger-carrying vehicles or on-highway trucks, (ii) aircraft or space vehicles, (iii) ordnance equipment, (iv) life support equipment, and (v) any product that, when sold, would be subject to the rules and regulations of the United States Nuclear Regulatory Commission.

Electronics

Sun, through our HCT brand, designs and manufactures electronic controllers, which manage the function of electrically actuated hydraulic components. HCT’s products range from simple one valve, manually adjusted controllers to fully integrated hydraulic control systems managing multiple hydraulic valves as well as other input and output products such as joysticks and displays. All controllers are potted and therefore impervious to outside influence, making them ideal for mobile, industrial and marine applications.

In 2016 we acquired Enovation Controls to further develop our digital and electronic capabilities in accordance with our strategy.  A portion of the product portfolio offered by Enovation Controls serves end markets also served by our Hydraulics segment such as off-highway vehicles including construction, agricultural and utility vehicles as well as material handling equipment.  However, the majority of Enovation’s products are sold into end markets not historically served by our Hydraulics segment such as marine, power generation and recreational vehicles.  This provides additional diversification of Sun’s customer base.

Globally, electronics products are sold primarily direct to customers, with a small portion sold through independent, authorized distributors.  End markets within the Electronics segment are divided into two lines of business: Power Controls (“PC”) and Vehicle Technologies (“VT”).  PC serves a variety of end markets, some of which are outlined below, with products such as displays, panels, gauges, controllers, battery chargers and various end devices.  VT serves the recreational vehicles end market with products such as electronic controls, displays and instrumentation.

Power Controls

For the off-highway market, Enovation Controls offers rugged and reliable instruments, coupled with expertise in J1939 engine protocol, to produce an industry-leading array of easy-to-read displays and gauges for controller area network (CAN) transmitted engine data and faults. Our PowerView™ system goes a step further with even more focus on the operator interface: larger, full-graphic displays; flexible hardware configurations; multi-language support; class-leading environmental protection; and software tools that deliver the ultimate solution for OEM display customization and CAN control.  Product categories include traditional mechanical and electronic gauge instrumentation, plug and go CAN-based instruments, after-market support through global distribution, complete, custom panel and console offerings, engineering and application specialists, 3D solid modeling, proprietary hardware and software development and wiring harness design and manufacturing.

For the agricultural market, Enovation provides a compact, customizable, all-in-one unit that meets the needs of engine-driven pumping equipment applications. Using dedicated microprocessor-based, single engine controllers, we offer field-adjustable operating parameters that can be changed without the need for a computer. Enovation Controls' controllers are built tough with the ability to withstand a wide ambient temperature range. Some of them come standard in a National Electrical Manufacturers Association (NEMA) 4 rated enclosure secured by four rubber shock mounts.  Enovation Controls' products are a tested solution for pumps and irrigation.

For the panel solutions market, we offer top-quality design and simple, turnkey solutions. Our Industrial Panel Division offers engineers dedicated to applications, wire harnesses, panels and software development. Engineers focus entirely on custom and standard solutions built to desired specifications.  Our services go beyond design and development including on-site installation and testing with reviews to ensure the solution works with the application out of the box.

Enovation Controls consistently sets and meets specification standards that are rarely matched by our competitors. Our solutions are designed to work in a variety of harsh environments: wet or dry, hot or cold, dirt or mud. Many of our products offer protection for extreme heat and cold, environmental sealing and water resistance.  In order to ensure durability across a wide range of environmental conditions, we perform extensive testing on each instrument that comes off our assembly lines so they are ready to meet the most demanding applications.

We also offer a full line of products for the commercial marine market as boat builders move towards a more integrated solution approach. We provide instrumentation and control solutions for applications in the commercial marine market from fishing vessels and tugboats to offshore drilling workboats.

Vehicle Technologies

Enovation Controls is a leader in display and control integration solutions for the recreational vehicle markets which include watercraft, all-terrain vehicles, snowmobiles and motorcycles. We offer our customers the ability to customize screens for our PowerView™ line of displays. Our displays offer easy-to-read, bonded LCD graphical views with the industry's best readability even in direct sunlight or harsh water conditions.  In addition, our Zero Off brand provides GPS-based speed control for waterski and wakeboard boats. We offer industry leading integrated solutions by combining high-quality displays with controls and instrumentation.

Vehicle Technologies group enables Marine and Recreational Vehicle OEM’s to create solutions that outpace automotive and give end users the best of the consumer electronics world, with hardware that can withstand the environmental challenges.  Transforming the vehicles with cutting-edge technology, we connect users and their recreational vehicle more elegantly and seamlessly than the competition, in less man months.

Custom engineered solutions include processors with enough memory to allow products to stay current, even years after launch, best-in-class sunlight viewability and touch screen technology that is adaptable for specific use, whether it be on the water, in a boat or with gloves on a motorcycle.  Our technology reaches beyond the cockpit and into the users’ environment, by integrating virtually every function into a customized infotainment interface.  This allows the Vehicle Technologies group to target large customers or industries who see value in this level of integration and ruggedness, thus our customer list contains a wide variety of OEM applications. Our unmatched commitment to testing and quality ensures that our components thrive in the rugged environments which provides us with the ability to develop products for use in any outdoor environment.

The growth of the Vehicle Technology group is driven by developing application expertise in targeted industries by immersing ourselves in the world of our customers to create a truly customized solution in less time than our competitors.  Ongoing revenue is achieved with the current customer base by continued advancements in software and hardware which increases the overall Enovation Controls content, and new customers are evaluated for fit and long term viability before being pursued.

Strategy

In November of 2016, we announced our 2025 Vision for Sun.  We believe we can reach sales of $1 billion by 2025 with $500 million achieved organically and $500 million from acquisitions.  We will seek acquisition targets which will bring us advanced technologies in the industrial goods sector.  Targets must contribute to maintaining Sun’s superior profitability and financial strength long-term.  This is imperative to creating lasting shareholder value.  Our current initiatives for organic growth include new product development to expand our electro-hydraulic product offering, penetrating new geographic markets, expanding sales and marketing efforts in existing geographies and developing new channels to market to reach customers not currently in Sun’s purview.

Sun’s strategic roadmap includes product and service differentiation, disciplined and thoughtful leadership throughout our global organization and ensuring that all processes and activities consider the view of the customer.  We have identified and have begun applying several tactics to execute our strategies which include capitalizing on our unique and deeply rooted values, structured human capital development and differentiated engineering for both products and processes.  Internal key performance indicators are used on a daily basis to align our short-term actions with our long-term strategy.

Engineering

Engineers play an important role in all aspects of our business, including design, manufacturing, sales, marketing and technical support. Engineers work within a disciplined set of design parameters that encourage the repeated incorporation of existing parts into new products. Engineers work closely with manufacturing personnel to define the processes required to manufacture products reliably and consistently.

Both of our segments have manufacturing engineers who are responsible for evaluating and changing manufacturing processes as well as implementing lean initiatives throughout global operations.

Hydraulics

Our Hydraulics segment engineers are comprised of two distinct groups: sustaining and innovation.  The sustaining engineering group focuses on improving existing products, both from a design as well as a manufacturing perspective including optimizing manufacturing costs.  The innovation engineering group is responsible for new product development and evaluating future needs, from a product perspective, of the hydraulics industry.

Electronics

Our Electronics segment engineers are comprised of four distinct groups: R&D, application, software and sales.  Engineering of new products is often very fast paced and is completed in a collaborative manner with each original equipment manufacturer (“OEM”) based on product release date.  All engineering groups have significant interface with the customer which enables them to understand market demands and identify opportunities for technological advancement, driving market share gains.

New product development generally starts in the VT line of business, driven by the need for innovative products by VT customers.  Once products are released and in use by VT customers, they become available for sale to PC customers as well.

Manufacturing

Hydraulics

We utilize a process intensive manufacturing operation that makes extensive use of automated handling and assembly technology (including robotics) where possible to perform repetitive tasks, thus promoting manufacturing efficiencies and workplace safety. We are somewhat vertically integrated and have the capability to manufacture many of the parts that go into our products, although the majority of unfinished parts are purchased from trusted suppliers.  We control most critical finishing processes in-house but rely on a small network of outside manufacturers to machine cartridge parts to varying degrees of completeness. Many high-volume machining operations are performed exclusively at outside suppliers. We are selective in establishing our supplier base and attempts to develop and maintain long-term relationships with suppliers.

At our U.S. manufacturing plants, we have extensive testing facilities that allow us to test fully all cartridge valve products. Smaller testing facilities are also available in our manufacturing plants located in the UK, Germany and Korea.  A metallurgist and complete metallurgical laboratory support our design engineers and in-house heat treatment.

We hold minimal finished goods inventory, typically at our overseas facilities, and rely on our distributors to purchase and maintain sufficient inventory to meet customers’ demands. Most raw materials, including aluminum and steel, are delivered on a just-in-time basis. These and other raw materials are commercially available from multiple sources.

We continually review all of our suppliers to improve the quality of incoming parts and to assess opportunities for better control of both price and quality. Our quality systems at our U.S. facilities are in compliance with ISO 9001:2008 for design, manufacture, and distribution of high performance screw-in hydraulic cartridge valves and manifolds used to control force, speed and motion in fluid power systems. Those in the U.K. are certified to ISO 9001:2008 for the design and manufacture of aluminum and ferrous manifold bodies, hydraulic control valves and cartridge valves.  Quality systems in Germany are certified to ISO 9001:2008 for the design, distribution and manufacturing of hydraulic components for mobile and industrial applications.  Finally, quality systems in Korea are certified to ISO 9001:2008 and 14001:2004 for the design, development, production and servicing of hydraulic valves.

Electronics

We offer a wide range of advanced manufacturing and engineering capabilities, including mechanical and electronic hardware design, software design, product testing, in-house LCD bonding, panel and harness engineering and more.  State-of-the-art manufacturing capabilities include surface mount technology, x-ray inspection and LCD bonding. Multipoint functional testing delivers higher quality products for our customers.  We are a project-based organization, backed by vertically integrated manufacturing capabilities.

A global integrated operating system, which utilizes intelligent approaches like lean manufacturing and six sigma for maximum productivity, allows us to identify and remove variables in our manufacturing and business processes. By pinpointing areas for improvement, we are able to provide our customers with faster delivery time and higher quality products.

Our facilities feature focused in-house cells dedicated to specific product production, such as Surface-mount Technology (SMT), Panel, Wire and Sheet Metal.  Testing on a product specific basis is performed in these cells before manufacturing can be completed.  LCD bonding is performed in-house and allows for complete bonding of the LCD to the glass in order to provide long-term durability without yellowing, delamination or degradation.

We hold significant raw materials and finished goods inventory in our Tulsa, OK facility.  Finished goods inventory contains high demand items which require quick delivery.  Raw materials inventory generally has fairly significant lead times, therefore raw material inventory is held in significant quantities to enable us to fulfill orders based on customer request dates which are often less than three weeks.

Enovation Controls is an ISO9001:2008 certified company.  The business encompasses the design, manufacture and sale of rugged instrumentation, panels, displays, and electronic control solutions for engines and engine-driven equipment serving the commercial, industrial and recreational markets.

Sales and Marketing

Hydraulics

Hydraulic products are sold globally, primarily through independent fluid power distributors. Technical support is provided by experts based at each of our operations (U.S., England, Germany, Korea, India and China).

We currently have 86 distributors, 55 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2016, sales to our largest distributor represented less than 6% of the consolidated net sales of our Hydraulics segment.  We sell approximately 20% of our products directly to OEMs, primarily located outside the US.

In addition to distributors, we sell directly to other companies within the hydraulics industry, including competitors, which incorporate our products into their hydraulic products or systems. We believe that making it easy for other manufacturers to buy our products provides them with a better alternative than developing competing products themselves.

We provide end users with technical information through Sun’s website and catalogues in multiple languages, including all information necessary to specify and obtain our products. We believe this approach helps stimulate demand for our products.

Electronics

Electronic products are sold globally, primarily to OEM customers.  Building strong partnerships with OEMs is a priority.  24-hour customer service support and an in-house technical service department is available before, during and after the initial sale to create sustainable partnerships with our customers.

Our VT line of business sells products to a small group of large OEM’s, whereas the PC line of business sells products to a large number of customers of varying sizes.  Overall, approximately 10% of total VT & PC sales are derived from independent, authorized distributors.

We rely on direct customer contacts to stimulate demand for our products.  We work closely with our customers to design and deliver innovative reliable products for specific applications.

Competition

Hydraulics

Competitors in the hydraulics market are broken down into three categories:  full-line hydraulics system producers, cartridge valve only producers, and low cost producers. Most competitors market globally.  Full-line producers have the ability to provide complete hydraulic systems to their customers, including component functionally similar to those manufactured by Sun.  Cartridge valve only producers are like Sun in that they only offer cartridge valves and integrated packages, while additional parts of the hydraulics system are obtained from other manufacturers.  Low cost producers are competitors who have emerged in low cost production areas such as Asia and Eastern Europe. These competitors will typically copy both our products and like products designed by competitors to fit industry common cavities. Low cost producers typically have a limited product range compared to full line or cartridge valve only producers which also limits the opportunities for which they can attack competitors.

We believe that we compete based upon the quality, reliability, price, value, speed of delivery and technological characteristics of our products and services.

Electronics

Competition within the electronics market is very broad with competitors ranging from large multi-national companies with a full electronics offering to small niche companies who specialize in one product type.  Enovation is a niche player in the displays, gauges and instrumentation panel markets.

The market for Power Controls and Vehicle Technologies is relatively fragmented with the top 4-6 companies comprising 70% of the market, mostly servicing the automotive space.  Enovation differentiates itself through product quality, customization ability and service with a focus on low volume niche markets which are not well served by the large competitors.

Our overall position in our key markets is defensible due to high barriers to switching suppliers, such as up front engineering and programming costs, and positive perceptions among core customers on key selection criteria, including quality and service.

Employees

As of December 31, 2016, we had approximately 1,100 full-time employees with 930 in the Americas, 120 in Europe, the Middle East and Africa (“EMEA”) and 50 in Asia Pacific.  No employees are represented by a union in any of our operating units, and we believe that relations with our employees are good.

Patents and Trademarks

In addition to trade secrets, unpatented know-how, and other intellectual property rights, we own a number of patents, trademarks and copyrights relating to certain of our products and businesses.  We believe that the growth of our business is dependent upon the quality and functional performance of our products and our relationship with the marketplace, rather than on any single patent, trademark, copyright, or other item of intellectual property or group of patents, trademarks or copyrights.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as our proxy statements and other materials which are filed with or furnished to the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through the Sun website under the heading “Investor Relations - SEC Filings,” as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

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

General global economic trends and industry trends may affect sales.  The capital goods industry in general, and the Hydraulics segment in particular, are subject to economic cycles, which directly affect customer orders, lead times and sales volume. Economic downturns generally have a material adverse effect on our business and results of operations, as they did in 2009. Cyclical economic expansions such as those of 2014, provide a context where demand for capital goods is stimulated, creating increased demand for the products we produce.  In the Electronics segment, our business and widespread adoption of advanced digital control solutions which integrate technologies such as high resolution displays, configurable software GPS navigation telematics, vehicle management systems, and diagnostics to improve engine safety, energy efficiency, performance, and reliability with less dependence on operator skill, is dependent on the general economy, but also favorable industry trends of the many industries our products serve. If one or more of these expected industry trends fails to occur, or occurs at a slower rate than expected, our sales growth will be negatively impacted and our business will be adversely affected. In the future, continued weakening or improvement in the economy will directly affect orders and influence results of operations.

Our business could be harmed by adverse global and regional economic and political conditions. In June 2016, voters in the U.K. approved the exit of that country from the E.U. (“Brexit”), and the British government has indicated that it intends to negotiate the withdrawal of the U.K. from the E.U. based on the results of this vote. The Brexit vote has created significant economic uncertainty in the U.K. and in EMEA, which may negatively impact our business results in those regions. In addition, the terms of the U.K.’s withdrawal from the E.U., once negotiated, could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

We are subject to intense competition.

Hydraulics

The hydraulic segment is intensely competitive, and competition comes from a large number of companies, some of which are full-line producers and others that are niche suppliers like us. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by us. We believe that we compete based upon quality, reliability, price, value, speed of delivery and technological characteristics. Many screw-in cartridge valve competitors are owned by corporations that are significantly larger and have greater financial resources than we have. A new class of competitor has recently emerged in low cost production areas such as Asia and Eastern Europe with look-alike products. We cannot assure that we will continue to be able to compete effectively with these companies.

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

Electronics

In the Electronics segment, our products face, and will continue to face, significant competition, including from incumbent technologies. New developments in technology may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete. Other companies, many of which have substantially longer operating histories and larger customer bases, name recognition, and financial and marketing resources than we do, are currently engaged in the development of products and technologies that are similar to, or may compete with, certain of our products and technologies.

We sell products into competitive markets. Within our primary markets, we compete with a range of companies that offer certain individual components of our full system solutions. The components of our overall systems most commonly include displays, panels, sensors, valves, and other end-devices. These competitors include, but are not limited to, LOFA, Controls Inc., Medallion, and Faria.

We also face competition from customers developing products internally. Customers for our products generally have substantial technological capabilities and financial resources. Some customers have traditionally used these resources to develop their own products internally. The future prospects for our products are dependent upon our customers’ acceptance of our products as an alternative to their internally developed products. Future sales prospects also are dependent upon acceptance of third-party sourcing for products as an alternative to in-house development. Customers may in the future continue to use internally developed components. They also may decide to develop or acquire products that are similar to, or that may be substituted for, our products. If our customers fail to accept our products as an alternative, if they develop or acquire the technology to develop such products internally rather than purchase our products, or if we are otherwise unable to develop or maintain strong relationships with them, our business, financial condition and results of operations would be materially and adversely affected.

Competitive actions, such as price reductions, consolidation in the industry, improved delivery and other actions, could adversely affect our revenue and earnings. We could experience a material adverse effect to the extent that our competitors are successful in reducing our customers’ purchases of products and services from us. Competition could also cause us to lower our prices, which could reduce our margins and profitability.

We are subject to risks relating to international sales. International sales represent a significant proportion of our consolidated sales. In 2016, approximately 59% of our net sales were outside of the United States. We will continue to expand the scope of operations outside the United States, both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of net sales in future periods.

Our future results could be harmed by a variety of factors, including:

•	changes in the political and economic conditions in the countries in which we operate, including civil uprisings and terrorist acts;
•	unexpected changes in regulatory requirements;
•	the imposition of duties and tariffs and other trade barriers;
•	import and export controls;
•	potentially negative consequences from changes in U.S. and international tax laws;
•	fluctuations in currency exchange rates and the value of the U.S. dollar;
•	exchange controls and currency restrictions;
•	expropriation of property without fair compensation;
•	governmental actions that result in the deprivation of contract or proprietary rights;
•

the acceptance of business practices which are not consistent with or are antithetical to prevailing business practices we are accustomed to in the United States, including export compliance and anti-bribery practices and governmental sanctions;

•	difficulty in staffing and managing geographically widespread operations;
•	the unionization of, or increased union activity, such as strikes or work stoppages, with respect to, our workforce outside the U.S.;
•	differing labor regulations;
•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;
•	different regulatory regimes controlling the protection of our intellectual property;
•	difficulty in enforcement of contractual obligations under non-U.S. law;
•	refusal or inability of foreign banks to make payment on letters of credit in connection with foreign sales, and our inability to collect from our foreign customers in such circumstances;
•	restrictions on our ability to own or operate subsidiaries, repatriate dividends or earnings from our foreign subsidiaries, or to make investments or acquire new businesses in these jurisdictions; and
•	the burden of complying with multiple and potentially conflicting laws.

Our international operations and sales also expose us to different local political, regulatory, and business risks and challenges. For example, we are faced with potential difficulties in staffing and managing local operations and we have to design local solutions to manage credit and legal risks of local customers and distributors, which may not be effective. In addition, because some of our international sales are to suppliers that perform work for foreign governments, we are subject to the political risks associated with foreign government projects. For example, certain foreign governments may require suppliers for a project to obtain products solely from local manufacturers or may prohibit the use of products manufactured in certain countries.

International growth and expansion into markets such as Europe, Asia, and Latin America may cause us difficulty due to greater regulatory barriers than in the United States, the necessity of adapting to new regulatory systems, problems related to entering new markets with different economic, social and political systems and conditions, and significant competition from the primary participants in these markets, some of which may have substantially greater resources and political influence than we do. For example, unstable political conditions or civil unrest could negatively impact our order levels and sales in a region or our ability to collect receivables from customers or operate or execute projects in a region.

Our international operations and transactions also depend upon favorable trade relations between the United States and those foreign countries in which our customers and suppliers have operations. A protectionist trade environment in either the United States or those foreign countries in which we do business or sell products, such as a change in the current tariff structures, export compliance, government subsidies, or other trade policies, may adversely affect our ability to sell our products or do business in foreign markets. Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social, and political conditions. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and the foregoing factors may cause a reduction in our sales, profitability, or cash flows, or cause an increase in our liabilities.

Fluctuations in exchange and interest rates may affect our operating results and impact our financial condition.  Fluctuations in the value of the U.S. dollar may increase or decrease our sales or earnings. Because our consolidated financial results are reported in U.S. dollars, when we generate sales or earnings in other currencies, or we pay expenses in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. If the U.S. dollar strengthens relative to the value of the local currency, we may be less competitive. In addition, our debt service requirements are in U.S. dollars and a portion of our cash flow is generated in British Pounds, Euros or other foreign currencies. Significant changes in the value of the foreign currencies relative to the U.S. dollar could impair our cash flow, results of operations, and financial condition.

In addition, fluctuations in currencies relative to the U.S. dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues and expenses of our foreign operations are translated using average exchange rates during each period.

In addition to currency translation risks, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency other than U.S. dollars. Given the volatility of exchange rates, we may not be able to effectively manage our currency or translation risks. Volatility in currency exchange rates may decrease our sales and profitability and impair our financial condition. Though we periodically evaluate our need to hedge our exposures to foreign currencies, we have not hedged any such exposures to date.

Our existing indebtedness could adversely affect our business and growth prospects.  As of December 31, 2016, we had total indebtedness (including the current portion) of approximately $140 million. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in our senior credit facility have important consequences, including:

•

limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;

•	limiting our ability to incur additional indebtedness;
•	limiting our ability to capitalize on significant business opportunities;

•	placing us at a competitive disadvantage to those of our competitors that are less indebted than we are;
•	making us more vulnerable to rising interest rates; and
•	making us more vulnerable in the event of a downturn in our business.

More specifically, under the terms of our senior credit facility, we have agreed to certain financial covenants. In addition, our senior credit facility places limitations on our ability to make capital expenditures and to acquire other companies. Any failure by us to comply with the financial or other covenants set forth in our senior credit facility in the future, if not cured or waived, could result in our senior lender accelerating the maturity of our indebtedness or preventing us from accessing availability under our senior credit facility. See “Description of Certain Indebtedness.” If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.

We may need additional capital in the future, and it may not be available on acceptable terms, or at all.  We may require additional capital in the future to:

•	fund our operations;
•	finance investments in equipment and infrastructure needed to maintain and expand our manufacturing and distribution capabilities;
•	enhance and expand the range of products we offer; and
•	respond to potential strategic opportunities, such as investments, acquisitions, and international expansion.

We can give no assurance that additional financing will be available on terms favorable to us, or at all. The terms of available financing may place limits on our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or to delay, limit or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could reduce our competitiveness. Our senior credit facility limits our ability to incur additional debt and therefore we likely would have to issue additional equity to raise additional capital. If we issue additional equity, your interest in us will be diluted.

We are subject to various risks relating to our growth strategy.  In pursuing our growth strategy and Vision 2025, we intend to expand our presence in existing markets, enter new markets, and pursue acquisitions and joint ventures to complement our business. Many of the expenses arising from expansion efforts may have a negative effect on operating results until such time, if at all, that these expenses are offset by increased revenues. We cannot assure that we will be able to improve our market share or profitability, recover our expenditures, or successfully implement our growth strategy.

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

We may fail to successfully acquire or integrate companies that provide complementary products or technologies.  We may seek to acquire businesses that complement our existing products and services. Such a strategy involves the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, and potential profitability of acquisition candidates and in integrating the operations of acquired companies. In addition, any acquisitions of businesses with foreign operations or sales may increase our exposure to risks inherent in doing business outside the United States. From time to time, we may have acquisition discussions with potential target companies both domestically and internationally. If a large acquisition opportunity arises and we proceed, a substantial portion of our cash and surplus borrowing capacity could be used for the acquisition or we may seek additional debt or equity financing. Any acquisition may or may not occur and, if an acquisition does occur, it may not be successful in enhancing our business for one or more of the following reasons:

•	Any business acquired may not be integrated successfully and may not prove profitable;
•	The price we pay for any business acquired may overstate the value of that business or otherwise be too high;
•	Liabilities we take on through the acquisition may prove to be higher than we expected;
•	We may fail to achieve acquisition synergies; or
•	The focus on the integration of operations of acquired entities may divert management’s attention from the day-to-day operation of our businesses.

Inherent in any future acquisition is the risk of transitioning company cultures and facilities. The failure to efficiently and effectively achieve such transitions could increase our costs and decrease our profitability.

If we are unable to continue our technological innovation and successful introduction of new commercial products, our business will be adversely affected.  The industries we serve in the Electronics segment experience ongoing technological change and product improvement. Manufacturers periodically introduce new generations of products or require new technological capacity to develop customized products or to respond to industry developments or needs. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in our markets, as well as our ability to acquire new product technologies or to fund and successfully develop, manufacture and market products in this constantly changing environment. We must continue to identify, develop, manufacture and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and competitive position. We may not be successful in acquiring and developing new products or technologies and any of our new products may not be accepted by our customers. If we fail to keep pace with evolving technological innovations in the markets we serve, our business will be adversely affected.  Technology does not advance as quickly in the Hydraulics segment and therefore has a lower threat than electronics relative to continued technological innovation.

Our product development activities may not be successful or may be more costly than currently anticipated, or we may not be able to produce newly developed products at a cost that meets the anticipated product cost structure.  Our business involves a significant level of product development activities, generally in connection with our customers’ development activities. Industry standards, customer expectations, or other products may emerge that could render one or more of our products or services less desirable or obsolete. Maintaining our market position requires continued investment in research and development. During an economic downturn or a subsequent recovery, we may need to maintain our investment in research and development, which may limit our ability to reduce these expenses in proportion to a sales shortfall. In addition, increased investments in research and development may divert resources from other potential investments in our business, such as acquisitions or investments in our facilities, processes and operations. If these activities are not as successful as currently anticipated, are not completed on a timely basis, or are more costly than currently anticipated, or if we are not able to produce newly developed products at a cost that meets the anticipated product cost structure, then our future sales, margins and/or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.  In the Electronics segment, we rely significantly on trade secrets, including unpatented software algorithms, know-how, technology, and other proprietary information, to maintain our competitive position. We seek to protect software algorithms through encryption mechanisms in the distribution of our binary files used in programming our engine control products. However, we cannot guarantee that these encryption techniques can protect all or any portion of these binary files. In practice, we seek to protect our trade secrets by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. In practice, we also enter into confidentiality and noncompetition agreements with certain of our employees and consultants that obligate them to assign to us any inventions developed in the course of their work for us. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. As a result, we may be forced to bring claims against third parties, or defend claims that they bring against us, to determine ownership of what we regard as our intellectual property. Monitoring unauthorized disclosure is difficult and we do not know whether the procedures we have followed to prevent such disclosure are, or will be, adequate. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. may be less willing or unwilling to protect trade secrets. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor, our competitive position would be harmed.

The inability to protect our intellectual property and know-how could reduce or eliminate any competitive advantage and reduce our sales and profitability, and the cost of protecting our intellectual property may be significant. In the Electronics segment, we have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. The key issued patents in our patent portfolio are scheduled to expire between 2025 and 2033. We cannot guarantee that any of our pending patent and trademark applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. An inability to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property rights may require expensive investment in protracted litigation and substantial management time, and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

We may also face difficulties protecting our intellectual property rights in foreign countries. The laws of foreign countries in which our products are sold or manufactured may not protect our intellectual property rights to the same extent as the laws of the U.S. For example, we are increasing our technical capabilities and sales in China, where laws may not afford the same intellectual property protections.

Our use of open source software may expose us to additional risks.  In the Electronics segment, we use open source software in our business, including in some of our products. While we try to monitor all use of open source software in our business to ensure that no open source software is used in such a way as to require us to disclose the source code to critical or fundamental elements of our software or technology, we cannot be certain that such use may not have inadvertently occurred in deploying our solutions. Furthermore, the terms of many open source licenses have not been interpreted by U.S. courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. The risks associated with usage of open source software cannot be eliminated and could potentially have a material adverse effect on our business, financial condition, and results of operations.

If we are alleged to have infringed upon the intellectual property rights owned by others, our business and results of operations could be materially adversely affected.  In the Electronics segment, competitors or other third parties may allege that we, or consultants or other third parties retained or indemnified by us, infringe on their intellectual property rights. We also may face allegations that our employees have misappropriated intellectual property rights of their former employers or other third parties. From time to time, we receive notices from other companies that allege we may be infringing certain of their patents or other rights. If we are unable to resolve these matters satisfactorily, or to obtain licenses on acceptable terms, we may face litigation. Given the potential risks and uncertainties of intellectual property-related litigation, the assertion of an infringement claim against us may cause us to spend significant amounts to defend the claim (even if we ultimately prevail), pay significant money damages, lose significant revenues, be prohibited from using the relevant technologies or other intellectual property rights, cease offering certain products or services, or incur significant license, royalty, or technology development expenses. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such indemnifying party may refuse or be unable to uphold its contractual obligations.

We are dependent upon key employees and skilled personnel.  Our success depends, to some extent, upon a number of key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Future operating results depend to a significant degree upon the continued contribution of key management, technical personnel and the skilled labor force. As the Company continues to expand internationally, additional management and other key personnel will be needed.  Competition for management and engineering personnel is intense and other employers may have greater financial and other resources to attract and retain these employees. We conduct a substantial part of our operations in Sarasota, Florida, and Tulsa, Oklahoma. Continued success is dependent on our ability to attract and retain a skilled labor force at these locations. There are no assurances that we will continue to be successful in attracting and retaining the personnel required to develop, manufacture and market our products and expand our operations.

We are subject to fluctuations in the prices of parts and raw materials, and dependent on our suppliers of these parts.  We are dependent upon suppliers for parts and raw materials used in the manufacture of components that we sell to our customers, and some of our raw material costs are subject to commodity market fluctuations. We may experience an increase in costs for parts or raw materials that we source from our suppliers, or we may experience a shortage of parts or raw materials for various reasons, such as the loss of a significant supplier, high overall demand creating shortages in parts and supplies we use, financial distress, work stoppages, natural disasters, fluctuations in commodity prices, or production difficulties that may affect one or more of our suppliers. In particular, current or future global economic uncertainty may affect our key suppliers in terms of their operating cash flow and access to financing. This may, in turn, affect their ability to perform their obligations to us. In addition, quality and sourcing issues that our suppliers may experience can also adversely affect the quality and effectiveness of our products and services and may result in liability or reputational harm to us. Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained. A significant increase in our supply costs, including for raw materials that are subject to commodity price fluctuations, or a protracted interruption of supplies for any reason, could result in the delay of one or more of our customer contracts, or could damage our reputation and relationships with our customers. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Some of our products contain magnets that use rare earth metals, and unavailability or limited supply of these metals could delay production of our products or increase our production costs. In the Electronics segment, some of our products contain magnets that use rare earth metals sourced from China. Although such rare earth metals are available from other sources, these alternative sources may be more costly. Reduced availability of such rare earth metals from China through additional export regulations or restrictions, export quotas, tariffs, or for other reasons could impact our ability to obtain magnets that use the required rare earth metals in sufficient quantities, in a timely manner, or at a commercially reasonable cost. In the event that China’s actions cause our suppliers to seek alternate sources of supply for rare earth metals, it could cause a delay in the production of our products that contain magnets using rare earth metals and increase the cost to us of such magnets, thereby reducing or eliminating our profit margin on certain of our products if we are unable to pass the increase in our production costs on to our customers. Increasing prices to our customers due to escalating costs of rare earth metals may reduce demand for our products.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services.  We are dependent on various information technologies throughout our company to administer, store and support multiple business activities. Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions, and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes, and operational disruptions, which in turn could adversely affect our reputation, competitiveness, and results of operations.

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

Our business is subject to a variety of governmental regulations that may restrict our business and may result in costs and penalties.  We are subject to a variety of federal, state, and local laws and regulations relating to foreign business practices, labor and employment, construction, land use, and taxation, among others. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties and the imposition of corrective requirements. From time to time, as part of the regular overall evaluation of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities. In addition, any failure to comply with regulations related to the government procurement process at the federal, state, or local level or restrictions on political activities and lobbying may result in administrative or financial penalties including being barred from providing services to governmental entities.

Our operations expose us to risks of non-compliance with numerous countries’ import and export laws and regulations.  Due to our significant foreign sales, we are subject to trade and import and export regulations in multiple jurisdictions, including the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations. As a result, compliance with multiple trade sanctions and embargoes and import and export laws and regulations pose a constant challenge and risk to us. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. Any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments, loss of import and export privileges, reputational damage, and a reduction in the value of our common stock.

Regulations related to “conflict minerals” may force us to incur additional expenses and may result in damage to our reputation. We are subject to SEC regulations applicable to companies that use certain minerals and metals, known as conflict minerals, in their products or in the production of their products, whether or not these products are manufactured by third parties. These requirements require us to conduct an inquiry into the country of origin of the conflict minerals used, and if it is determined that the conflict minerals used may have originated in the Democratic Republic of Congo or other covered countries, conduct due diligence on the source and chain of custody of the conflict minerals. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products or in the manufacturing process. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products be conflict mineral free.

Due to the nature of our business and products, we may be liable for damages based on product liability, other tort, and warranty claims.  We face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in death, bodily injury, property damage, or economic loss. In the past we have been subject to product liability claims relating to our products, and we may be subject to additional product liability claims in the future for both past and current products.

Although we currently maintain product liability coverage, which we believe to be adequate for the continued operation of our business, such insurance may become difficult or impossible to obtain in the future on terms acceptable to us. Moreover, our insurance coverage includes customary exclusions and conditions, may not cover certain specialized applications, and generally does not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition and adversely affect our results of operations. Furthermore, regardless of the outcome, product liability claims can be expensive to defend, can divert the attention of management and other personnel for significant periods of time, and can cause reputational damage.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws and regulations.  The U.S. Foreign Corrupt Practices Act, or the FCPA, and similar anti-bribery laws and regulations in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business or securing an improper business advantage. Our policies mandate compliance with these anti-bribery laws. We operate in certain countries that have experienced corruption to some degree. If we are found to be liable for FCPA or other similar anti-bribery law or regulatory violations, whether due to our or others’ actions or inadvertence, we could be subject to civil and criminal penalties or other sanctions that could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

We are subject to control by certain shareholders and management.  Christine L. Koski, the daughter of the deceased founder of the Company, Robert E. Koski, is a member of the board of directors. She, along with other family members, own or control approximately 12% of the outstanding shares of our common stock.  Accordingly, the members of the Koski family have the ability to influence significantly the election of our directors and the outcome of certain corporate actions requiring shareholder approval, and to influence our business.  Such influence could preclude any acquisition of the Company and could adversely affect the price of our common stock.  Our directors and executive officers as a group beneficially own or control approximately 10% of the outstanding shares of our common stock

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We own major facilities in the United States, United Kingdom, and Germany, as set forth below.

We own a 69,000 square foot facility in Sarasota, Florida, which houses manufacturing, design, marketing and other administrative functions.  The Sarasota facility is well suited for the design, testing and manufacture of the Company’s products.

We own a 77,000 square foot manufacturing facility in Manatee County, Florida.  This facility, constructed in 1997, has a production capacity similar to the Sarasota facility.

In 2013, we opened our third U.S. manufacturing facility.  This facility, in Manatee County, is located adjacent to our existing Manatee County facility.  The facility provides an additional 58,000 square feet of production space and 17,000 square feet of office space, dedicated to the design and manufacturing of our integrated package business.

The close proximity of the Florida facilities allows us to quickly shift resources, including machinery and people, to effectively meet changing business requirements.

We also own vacant land in Manatee County, Florida, adjacent to our existing facilities for future expansion requirements.  In total, we own 27 acres of contiguous property.

We lease a property consisting of two buildings totaling 174,000 square feet in Tulsa, OK.  One of the buildings is used primarily for manufacturing and distribution while the other is utilized for design and application engineering and corporate functions such as sales, customer service and other administrative functions.

We own a 37,000 square foot facility in Coventry, England.  This operation, while primarily acting as a distributor, is also involved in manifold design and manufacturing.

We own an 18,000 square foot facility in Salisbury, England.  This location is primarily involved in sales, application engineering, distribution and assembly.

We own a 45,000 square foot distribution and manufacturing facility in Erkelenz, Germany.  This facility is well suited to house equipment used for manufacturing and testing of our products.  Currently, a small portion of the manufacturing area is utilized and the remainder is leased on an annual basis to an outside company.

We lease an 11,500 square foot distribution and manufacturing facility in Incheon, Korea. In 2015, we sold our 10,000 square foot distribution and manufacturing facility in Incheon, Korea.

We lease 14,000 square feet of office space in Shanghai, China. The operations of this location are primarily related to sales and administrative activities.

We lease approximately 650 square feet of office space in Pune, India. The operations of this location are primarily related to sales and administrative activities.

We lease approximately 1,000 square feet of office space in Bangalore, India. The operations of this location are primarily related to sales and administrative activities.

We believe that our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business as presently conducted.  The extent of utilization of our properties varies from time to time and among its facilities.

ITEM 3.  LEGAL PROCEEDINGS

From time to time we are involved in routine litigation incidental to the conduct of our business.  We do not believe that any pending litigation will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock has been trading publicly under the symbol SNHY on the Nasdaq Global Select Market since our initial public offering on January 9, 1997.  The following table sets forth the high and low closing sale prices of our Common Stock as reported by the Nasdaq Global Select Market and the dividends declared for the periods indicated.

			Dividends
	High	Low	declared
2016
First quarter	$34.380	$24.700	0.130
Second quarter	35.860	28.200	0.090
Third quarter	32.270	28.490	0.090
Fourth quarter	41.780	29.070	0.090
2015
First quarter	$41.620	$36.240	0.180
Second quarter	41.510	36.510	0.090
Third quarter	38.110	27.430	0.090
Fourth quarter	32.930	27.230	0.090

Holders

There were 165 shareholders of record of Common Stock on February 17, 2017.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies.  We believe that there are approximately 12,500 beneficial owners of Common Stock.

Dividends

Quarterly dividends of $0.09 per share were paid on the 15th day of each month following the date of declaration.

In addition to the regular quarterly dividends, we declared shared distribution cash dividends in 2016 equal to $0.04 per share, and in 2015 equal to $0.09 per share.  The 2016 dividend was paid on March 31, 2016, to shareholders of record on March 15, 2016 and the 2015 dividend was paid on March 31, 2015, to shareholders of record on March 15, 2015.

In February 2017, the Company’s board of directors declared a shared distribution cash dividend of $0.02 per share, payable on March 31, 2017, to shareholders of record as of March 15, 2017.

Our board of directors currently intends to continue to pay a quarterly dividend of $0.09 per share during 2017.  However, the declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

Equity Compensation Plans

Information called for by Item 5 is provided in Note 13 of our 2016 Audited Financial Statements (Item 8 of this report).

Issuer Purchases of Equity Securities

We did not repurchase any of our stock during the years ended December 31, 2016 and January 2, 2016.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Sun, the Russell 2000 Index and the Value Line Machinery Industry Group, from December 31, 2011, to December 31, 2016, assuming $100 invested in each on December 31, 2011.  Total return assumes reinvestment of any dividends for all companies considered within the comparison. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/31/2011	12/29/2012	12/28/2013	12/27/2014	1/2/2016	12/31/2016
Sun Hydraulics Corporation	100.00	112.87	188.04	188.07	153.21	195.34
Russell 2000 Index	100.00	113.98	161.15	170.81	161.95	196.45
Value Line Machinery Industry Group	100.00	130.98	189.06	205.98	203.34	262.98

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements and related notes contained herein.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1.  Business."

We report on a fiscal year that ends on the Saturday closest to December 31st.  Each quarter generally consists of thirteen weeks. The 2015 fiscal year ended January 2, 2016, as a result the quarter ended January 2, 2016 consisted of fourteen weeks, resulting in a 53-week year. The 2016 fiscal year ended December 31, 2016.

	Year ended
	Dec 31, 2016	Jan 2, 2016	Dec 27, 2014	Dec 28, 2013	Dec 29, 2012
	(in thousands except per share data)
Statement of Operations:
Net sales	$196,934	$200,727	$227,673	$205,267	$204,367
Gross profit	71,349	77,093	93,892	82,961	80,572
Operating income	34,459	46,891	64,071	56,171	54,409
Income before income taxes	34,901	49,230	65,742	57,172	55,853
Net income	23,304	33,138	43,775	37,984	37,398
Basic net income per common share	0.87	1.24	1.65	1.45	1.44
Diluted net income per common share	0.87	1.24	1.65	1.45	1.44
Dividends per common share	0.40	0.45	1.45	0.45	1.48
Other Financial Data:
Depreciation and amortization	$11,318	$9,557	$8,718	$7,227	$7,186
Capital expenditures	6,187	6,106	10,667	17,935	13,359
Balance Sheet Data:
Cash and cash equivalents	$74,221	$81,932	$56,843	$54,912	$34,478
Working capital	110,192	145,336	119,815	115,038	90,198
Total assets	444,777	241,540	222,764	213,478	175,121
Total debt	140,000	—	—	—	—
Shareholders’ equity	236,397	222,187	198,259	191,428	155,273

ITEM 7. MANAGEMENT'S DISCCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-K with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and in Item 1A, "Risk Factors." In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW

We are an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets, each of which serve as reportable segments.  The Hydraulics segment, which consists of the historical Sun Hydraulics companies, is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems.  The Electronics segment, which consists primarily of Enovation Controls, is a global provider of innovative electronic control, display and instrumentation solutions for both recreational and off-highway vehicles, as well as stationary and power generation equipment.

Enovation Controls was acquired on December 5, 2016.  Due to the acquisition occurring late in the year in 2016, our consolidated operating results for the year ended December 31, 2016 have been minimally impacted, 2.1% of net sales and an 8.4% impact on net income.

We sell our products globally through wholly owned subsidiaries and independent distributors.  Sales outside the United States for the year ended December 31, 2016, were approximately 59% of total net sales.

Vision 2025

In 2016 we introduced our vision of the company for the next decade.  We believe it is important to reach a critical mass of $1 billion in sales by 2025 while remaining a technology leader in the industrial goods sector.  To achieve our target, we anticipate organic sales will reach up to $500 million and acquisitions will add another $500 million in revenue.  Through this growth, our decision making process must consider our desire to maintaining superior profitability and financial strength.

The acquisition of Enovation Controls was the first step to realizing our vision.  Enovation Controls improves and expands our technology offering, allows us to market integrated solutions of electronics and hydraulics, and, most importantly, advances our electrification and digitization initiatives across our product portfolio.  The acquisition brings Sun new end markets, diversification of our technology platform, and provides entry into highly sophisticated, specialized markets.  Enovation Controls provides us with a large team of over 100 electronic and software engineers with a track record of new product development and technical innovation. In addition, the sales team has grown strong customer relationships from which market insight can be drawn.

Product development is a key factor to organic growth in both the hydraulic and electronic segments, as well as joint development between the two segments.  In the Hydraulics segment, our most recent new product introductions have been electrically actuated valves.  We expect this trend to continue as capital goods markets move toward further electrification and digitalization of machines.  Product development in the Electronics segment is generally completed in conjunction with the customer, specifically in the VT line of business.  The technology is then transferred to PC products after implementation in VT.

Mergers and acquisitions of companies that advance our technology capabilities will be critical to achieving our 2025 Vision.  Cultivating target lists and relationships with potential M&A targets can often be a lengthy process, but we believe it is key to creating successful acquisitions with sustainable business results.  We have an established list of potential targets at any given time and entertain reviewing other opportunities for acquisition as they become known to us.

Management utilizes financial and operational results by segment and at the consolidated level for decision making purposes as well as evaluation.  Within each segment, global leaders are responsible for the coordination of their functional area as well as cross-functional initiatives.   Small teams have been identified to work across both segments in areas of product management, sales, operations and finance.  Key performance indicators are utilized by each global functional area, segment and at the consolidated level.

Industry Conditions

Demand for our products is dependent on demand for the industrial goods markets into which the products are incorporated.  The capital goods industries in general, and the hydraulics and electronics segments specifically, are subject to economic cycles.  According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products decreased 9% in 2016, after decreasing 16% in 2015 and increasing 6% in 2014. The Institute of Printed Circuits Association reports that North American electronics business indicators are strengthening but still mixed.  Electronics manufacturing services (EMS) and semiconductor industries saw solid growth in December, while printed circuit board (PCB) sales remain negative but are improving.  Other industry reports are forecasting single digit growth in 2017 in the EMS, PCB, display and semiconductor markets.

We utilize industry trend reports from various sources, as well as feedback from customers and distributors, to evaluate economic trends.  We also rely on global government statistics such as Gross Domestic Product and Purchasing Managers Index to understand higher level economic conditions.

Results for the 2016 and 2015 fiscal years

(in millions except net income per share)
	December 31, 2016	January 2, 2016	Increase/Decrease
Twelve Months Ended
Net sales	$196.9	$200.7	(2)%
Net income	$23.3	$33.1	(30)%
Net income per share:
Basic	$0.87	$1.24	(30)%
Diluted	$0.87	$1.24	(30)%
Three Months Ended
Net sales	$49.9	$44.3	13%
Net income	$3.1	$5.1	(39)%
Net income per share:
Basic	$0.12	$0.19	(37)%
Diluted	$0.12	$0.19	(37)%

Fourth quarter sales were in line with our expectation, with $45.8 million attributable to the Sun Hydraulics Group and HCT and an additional $4.1 million from Enovation Controls. Total fourth quarter sales were up 13% from the fourth quarter of 2015, primarily due to the acquisition of Enovation Controls.

2016 sales fell slightly over 2015 which was primarily attributable to decreased demand in the Hydraulics segment in the US and EMEA markets of 7% and 5%, respectively. We continue to grow our footprint in the Asia/Pacific region with sales increasing 4% over 2015. M&A efforts, including the acquisition of Enovation Controls in December 2016, CEO transition costs, currency exchange and increased sales and marketing initiatives led to a reduction in profitability during the year.

During 2016 we succeeded in our initial efforts towards our 2025 Vision by investing in strong talent, implementing several new initiatives to drive future profitability, such as lean manufacturing and sales and marketing and we completed the acquisition of Enovation Controls, a valuable addition to our team.

Recognizing both Sun’s performance in a difficult year and the importance of our employees and shareholders, the Board has again declared a shared distribution for 2016. The 2016 shared distribution totals approximately $1.3 million. It consists of a contribution to employees equal to 2% of wages, most of which will be paid into retirement plans in the form of Sun Hydraulics stock, and a $0.02 per share cash dividend to be paid to all shareholders. The shared distribution is in addition to the normal quarterly dividend and is payable on March 31, 2017, to shareholders of record as of March 15, 2017.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our statements of operations as a percentage of net sales.

	For the year ended
	Dec 31, 2016	Jan 2, 2016	Dec 27, 2014	Dec 28, 2013	Dec 29, 2012
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	36.2%	38.4%	41.2%	40.4%	39.4%
Operating income	17.5%	23.4%	28.1%	27.4%	26.6%
Income before income taxes	17.7%	24.5%	28.9%	27.9%	27.3%

Comparison of Years Ended December 31, 2016 and January 2, 2016

Net Sales

Net sales were $196.9 million, a decrease of $3.8 million, compared to $200.7 million in 2015. Demand for our products in 2016 decreased in most major global end markets, which primarily include capital goods equipment. Exchange rates had a negative impact on sales in 2016 of approximately $2.7 million and a negative impact in 2015 of approximately $6.4 million.

Asian/Pacific sales increased 4.1% or $1.7 million, to $43.4 million in 2016, primarily related to increased demand in China. Exchange rates had a $0.5 million negative impact on Asia/Pacific sales in 2016. EMEA sales decreased 4.2% or $2.6 million, to $58.7 million in 2016, primarily related to decreased demand in the United Kingdom, Germany, Finland and Norway. Exchange rates had a negative impact on EMEA sales of approximately $2.2 million in 2016.  Sales to the Americas decreased 3% or $2.9 million, to $94.8 million in 2016, driven by weakened U.S. demand.

Gross Profit

Gross profit decreased $5.8 million or 7.5% to $71.3 million in 2016, compared to $77.1 million in 2015. Gross profit as a percentage of net sales decreased to 36.2% in 2016, compared to 38.4% in 2015.

The decrease in gross profit was primarily attributable to reduced sales volume in the Hydraulics segment negatively impacting gross profit by approximately $3.0 million and increased overhead costs of $2.3 million related to increased compensation and employee benefits.

Selling, Engineering, and Administrative Expenses

Selling, engineering and administrative expenses in 2016 were $36.9 million, a $6.7 million, or 22.2%, increase, compared to $30.2 million in 2015. The change for 2016 was primarily related to transaction costs for the acquisition of Enovation Controls totaling $1.5 million, $3.0 million related to increased professional fees, CEO transition costs and compensation costs and Enovation Controls’ selling, engineering and administrative costs of $2.5 million, which included approximately $1 million of amortization expense on acquired intangible assets.

Operating Income

Operating income decreased $12.4 million or 26.4% to $34.5 million in 2016, compared to $46.9 million in 2015, with operating margins of 17.5% and 23.4% for 2016 and 2015, respectively.

We derive our operating income based on the consolidated results of our legal entities. We have made the decision to consolidate engineering and manufacturing for the most part in the U.S. Our foreign subsidiaries primarily act as part of our sales and distribution channel. This structure results in different operating margins among the legal entities due to the mix of products, channels to market, and industries present in different geographic regions.

Products manufactured in the U.S. are sold worldwide. Pricing, operations and cost structure are the primary reasons that operating income in the U.S. is higher than foreign subsidiary operating income, which we expect will continue. Our European entities act as value add distributors. These entities sell to end use customers in their respective regions, as well as to third party distributors in certain parts of Europe. Korea, more than any other subsidiary, sells direct to large OEM customers. A significant number of products are sold into both Europe and Asia/Pacific directly from the U.S.  This eliminates foreign currency issues for Sun and gets the product to the customer in the most efficient manner.

Hydraulics Segment

Our U.S. legal entity contributed $32.7 million to our consolidated operating income during 2016 compared to $45.6 million during 2015, a decrease of $12.9 million. The decrease is related to factors discussed above.  Third party export sales from the US were $62.7 million in 2016 compared to $58.2 million in 2015.

Our Korean subsidiary contributed $0.2 million to our consolidated operating income during 2016 compared to an operating loss of $1.1 million during 2015, an increase of $1.3 million. Margins increased from -6.4% in 2015 to approximately 1.1% in 2016. The increase was primarily related to cost reduction efforts.

Our German subsidiary contributed $2.7 million to our consolidated operating income during 2016 compared to a minimal operating loss during 2015, an increase of $2.7 million, relating primarily to decreased material costs. Operating margins were 11.7% and -0.1%, in 2016 and 2015, respectively.

Our U.K. subsidiary contributed $1.1 million to our consolidated operating income during 2016 compared to $2.4 million during 2015, a decrease of $1.3 million, primarily due to lower sales volume and negative impacts of exchange rates. Margins decreased from 13.5% in 2015 to 7.4% in 2016.

Enovation Controls and its U.K. and China subsidiaries experienced a consolidated operating loss of $2.2 million during 2016. Approximately $2 million of this loss is related to amortization of the purchase accounting effects of inventory step-up to fair value and amortization of acquisition-related intangible assets.

Interest Income, Net

Net interest income for 2016 was $0.8 million compared to net interest income of $1.4 million for 2015.  Current year interest expense totaled $0.5 million compared to minimal interest expense in 2015. Total average cash and short-term investments for 2016 was $103.6 million compared to total average cash and short-term investments for 2015 of $113.3 million. Interest derived from investments in corporate and municipal bonds, mutual funds, certificates of deposit, and money market funds decreased approximately $0.1 million in 2016.  Acquisition activity was the driver for the increase in interest expense and decrease in cash and short-term investments over 2016.

Foreign Currency Transaction (Gain) Loss, Net

Net foreign currency transaction gain was $0.4 million in 2016 compared to a gain of $1.1 million in 2015. The current year gain was primarily derived from a strengthening U.S. Dollar against the Pound. The decrease in the 2016 gain compared to 2015 is due to fewer assets held in U.S. Dollars at our German subsidiary.

Miscellaneous (Income) Expense, Net

Net miscellaneous expense was $0.7 million in 2016 compared to net miscellaneous expense of $0.2 million in 2015. The current year expense was primarily related to net losses on short term investments of $0.4 million. The prior year amount included a gain on the sale of our Korean facility of approximately $1.3 million, partially offset by impairment of marketable securities of $0.8 million.

Income Taxes

The provision for income taxes for the year ended December 31, 2016, was 33.2% of pretax income compared to a provision of 32.7% for the year ended January 2, 2016. The change was primarily due to the relative levels of income and different tax rates in effect among the countries in which the Company sells its products. The provisions were affected by discrete items related to a reserve for uncertain tax positions from previous years. Excluding these discrete items, the effective rate would have been approximately 34.0% and 32.3% for the years ended December 31, 2016, and January 2, 2016, respectively.

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

Asian/Pacific sales decreased 9.3% or $4.3 million, to $41.7 million in 2015, primarily related to demand from Korea. Exchange rates had a $1.2 million negative impact on Asia/Pacific sales in 2015. EMEA sales decreased 11.5% or $7.9 million, to $61.3 million in 2015, primarily related to demand in Germany and the United Kingdom. Significant decreases were also noted in Finland, Norway, and Ireland. Additionally, currency had a $5.1 million negative impact to EMEA sales in 2015.  Sales to the Americas decreased 13.1% or $14.8 million, to $97.8 million in 2015, driven by weakened U.S. demand.

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

We derive our operating income based on the consolidated results of our legal entities. We have made the decision to consolidate engineering and manufacturing for the most part in the U.S. Our foreign subsidiaries primarily act as part of our sales and distribution channel. This structure results in different operating margins among the legal entities due to the mix of products, channels to market, and industries present in different geographic regions.

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

Liquidity and Capital Resources

Historically, our primary source of capital has been cash generated from operations, although short-term fluctuations in working capital requirements have been met through borrowings under revolving lines of credit as needed. Our principal uses of cash have been paying operating expenses, paying dividends to shareholders, making capital expenditures, and servicing debt. During 2016, we paid cash of approximately $61 million and assumed debt totaling $140 million related to the acquisition of Enovation Controls.

Net cash flow from operations in 2016 was $38.5 million, compared to $49.9 million in 2015 and $62.8 million in 2014. The $11.4 million decrease in our net cash flow from operations in 2016 was due primarily to decreased net income of $9.8 million. Changes in inventory and accounts receivable decreased cash $4.5 million in the current year compared to an increase in cash of $5.2 million in the prior year. Days sales outstanding increased to 34 days in 2016 compared to 28 days in 2015. Inventory turns decreased to 5.8 in 2016 from 9.2 in 2015. Cash on hand decreased $7.7 million from $81.9 million in 2015 to $74.2 million in 2016. Short-term investments decreased $37.4 million from $44.2 million in 2015 to $6.8 million in 2016. The $12.9 million decrease in our net cash flow from operations in 2015, compared to 2014, was due primarily to decreased net income of $10.6 million.

Capital expenditures were $6.2 million in 2016, compared to $6.1 million in 2015 and $10.7 million in 2014. In 2014 approximately $3.2 million was for improvements to, and reconfiguring of, our Manatee County facility originally constructed in 1997. Capital expenditures made during 2016 and 2015 were primarily for purchases of machinery and equipment.

Capital expenditures for 2017 are estimated to be between $8 million and $10 million, primarily consisting of purchases of machinery and equipment.

On July 29, 2016 we entered into a new credit agreement (the “Prior Credit Agreement”), with PNC Bank, National Association (the “Bank”), as administrative agent, and the lenders party thereto.

On November 22, 2016, the Company entered into an amended and restated credit agreement (the “2016 Credit Agreement”), with the Bank, as administrative agent, and the lenders party thereto.  The 2016 Credit Agreement amends and restates the Prior Credit Agreement.

The 2016 Credit Agreement provides the Company with a revolving line of credit (the "line of credit”) of up to $300 million that is available through November 22, 2021. The 2016 Credit Agreement includes an accordion feature to increase the line of credit by up to an additional $100 million in the form of additional revolving credit loans or in the form of term loans. Interest is payable quarterly for loans under the Base Rate Option (as defined), and interest is payable on the last day of the applicable Interest Period (as defined) (and, if such Interest Period is longer than three months, interest is also payable on the 90th day of such Interest Period) for loans under the Euro Rate Option (as defined). The loans under the line of credit will bear interest at the Euro Rate (as defined) or the Base Rate (as defined), at the Company’s option, plus the Applicable Margin (as defined) based on the Borrower’s Leverage Ratio (as defined). The Applicable Margin ranges from 1.25% to 2.25% for the Euro Rate and ranges from 0.25% to 1.25% for the Base Rate. Subject to customary breakage fees for loans under the Euro Rate Option that are prepaid on a day other than the last day of the applicable Interest Period, prepayment may be made without penalty or premium at any time upon the required notice to the Bank.

The 2016 Credit Agreement requires the Company (together with its subsidiaries) to comply with certain financial tests, including a minimum Interest Coverage Ratio (as defined) of 3.0 to 1.0 and a maximum Leverage Ratio (as defined) of 3.75 to 1.0 for the first year and 3.5 to 1.0 thereafter. As of the date of this filing, the Company was in compliance with all debt covenants related to the line of credit.

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

The 2016 Credit Agreement contains customary default provisions and has various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain affirmative actions, such as maintaining its corporate existence, paying liabilities timely, maintaining insurance, and providing its bank lending group with financial information on a timely basis. Maturity of the line of credit may be accelerated by the Bank upon an Event of Default (as defined).

The line of credit is guaranteed by our U.S. domestic subsidiaries and requires any future U.S. domestic subsidiaries to join as guarantors.  In addition, the line of credit is required to be secured by substantially all of the assets of the Company and its current and any future U.S. domestic subsidiaries of the Company.  Accordingly, (i) the Company entered into a Security Agreement with the Bank, for the benefit of the lenders, granting a security interest in substantially all of their respective assets, (ii) the Company entered into a Pledge Agreement with the Bank, for the benefit of the lenders, granting a security interest in certain equity ownership in certain of its subsidiaries, and (iii) the Company and/or certain of its subsidiaries entered into certain other additional agreements further granting security interests in certain specific assets, including intellectual property rights, in each case to secure amounts borrowed under the 2016 Credit Agreement.

The 2016 Credit Agreement incorporates sub-facilities for swing loans up to $20 million and issuances of letters of credit up to $10 million. Swing loans and letters of credit issued under the 2016 Credit Agreement decrease availability under the $300 million revolving line of credit on a dollar for dollar basis.

At December 31, 2016 the balance on the line of credit was $140,000 with $160,000 of additional credit available, subject to pro forma compliance with debt covenants.

The 2016 Credit Agreement amends, restates, supersedes and replaces the Prior Credit Agreement in its entirety.

The 2016 Credit Agreement replaced a credit and security agreement with Fifth Third Bank that had been in place since August 1, 2011 (the “Fifth Third Agreement”). The Fifth Third Agreement initially provided for three separate credit facilities totaling $50,000. These included a $15,000 unsecured revolving line of credit, an accordion feature to increase the revolving line of credit to a $35,000 secured revolving line of credit, and a $15,000 construction and term loan (originally obtained to provide financing for the construction of the Company’s third factory in Sarasota). The construction and term loan was never activated, nor did the Company make any borrowings under the other facilities provided by the Fifth Third Agreement.  Accordingly, there were no amounts drawn under the Fifth Third Agreement for the period ended December 31, 2016, and January 2, 2016. At December 31, 2016, the facilities with Fifth Third Bank are no longer available.

Except as noted below, we declared the following regular quarterly dividends to shareholders of record on the last calendar day of the respective quarter, paid on the 15th day of each month following the date of declaration:

	2016	2015	2014
First quarter	$0.090	$0.090	$0.090
Second quarter	0.090	0.090	0.090
Third quarter	0.090	0.090	0.090
Fourth quarter	0.090	0.090	0.090

In addition to the regular quarterly dividends, we declared shared distribution cash dividends in 2016, 2015 and 2014, equal to $0.04, $0.09 and $0.09, respectively.  The 2016 dividend was paid on March 31, 2016, to shareholders of record on March 15, 2016, the 2015 dividend was paid on March 31, 2015, to shareholders of record on March 15, 2015, and the 2014 dividend was paid on March 31, 2014, to shareholders of record on March 15, 2014.  In February 2017, the Board of Directors also declared a shared distribution cash dividend of $0.02 per share, payable on March 31, 2017, to shareholders of record as of March 15, 2017.

The Board of Directors in 2014, declared a special one-time cash dividend of $1.00 per share, payable October 24, 2014 to shareholders of record as of October 10, 2014. In declaring the special dividend, the Board of Directors cited our strong cash position, ability to generate on-going cash, and strong financial performance in the first half of 2014 as reasons for its decision.

We paid dividends totaling $10.8 million, $12.0 million, and $38.4 million for the years ended December 31, 2016, January 2, 2016, and December 27, 2014, respectively.

The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

We believe that cash generated from operations and our borrowing availability under the revolving line of credit will be sufficient to satisfy our operating expenses and capital expenditures for the foreseeable future. In the event that economic conditions were to severely worsen for a protracted period of time, we would have several options available to ensure liquidity in addition to increased borrowing. Capital expenditures could be postponed since they primarily pertain to long-term improvements in operations. Additional operating expense reductions also could be made. Finally, the dividend to shareholders could be reduced or suspended.

OTHER MATERIAL COMMITMENTS. Our contractual obligations and debt obligations as of December 31, 2016, are summarized in the table below (in thousands):

	Payments due by Period
CONTRACTUAL OBLIGATIONS	TOTAL	2017	2018-2019	2020-2021	Thereafter
Operating leases	$9,167	$846	$1,738	$1,775	$4,808
Revolving line of credit (1)	140,000	—	—	140,000	—
Interest on revolving line of credit (2)	19,067	3,878	7,756	7,433	—
Contingent consideration (3)	35,077	10,765	24,312	—	—
Total contractual obligations	$203,311	$15,489	$33,806	$149,208	$4,808

(1)	Our revolving credit facility expires in November 2021. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.
(2)	Interest on the revolving line of credit assumes the current interest rate environment and revolver borrowings consistent with December 31, 2016 debt levels.
(3)

Represents the preliminary fair value estimate of contractual earnout payments for our acquisition of Enovation Controls. Total earnout potential is up to $50 million based on performance during the first 27 months.

Critical Accounting Policies and Estimates

We currently apply judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes, and fair value of short-term investments. The following explains the basis and the procedure for each account where judgment and estimates are applied.

Revenue Recognition

We report revenues, net of sales incentives, when title passes and risk of loss transfers to the customer.

Short-term Investments

Our short-term investments have been classified and accounted for as available-for-sale.  We determine the appropriate classification of our investments at the time of purchase and re-evaluate the designation at each balance sheet date.  We may or may not hold securities with stated maturities greater than 12 months until maturity. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption short-term investments in the accompanying Consolidated Balance Sheets.  Our short-term investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of shareholder’s equity.  Realized gains and losses on sales of short-term investments are generally determined using the specific identification method, and are included in miscellaneous (income) expense in the Consolidated Statements of Operations.

Fair Value Measurements

We apply fair value accounting guidelines for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Under these guidelines, fair value is defined as the price that would be received for the sale of an asset or paid to transfer a liability (i.e. an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

Our valuation techniques used to measure the fair value of marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. Contingent consideration and newly acquired intangible assets are measured at fair value using level 3 inputs. The valuation techniques used to measure the fair value of all other financial instruments were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting, which requires recognition separately from goodwill, the assets acquired and the liabilities assumed at their acquisition date fair values. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments are recorded to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the Consolidated Statements of Operations.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Inventory

We offer a wide variety of standard products and as a matter of policy do not discontinue products. On an ongoing basis, component parts found to be obsolete through design or process changes are disposed of and charged to material cost. We review on-hand balances of products and component parts against specific criteria. Products and component parts without usage or that have excess quantities on hand are evaluated. An inventory reserve is then established for the full inventory carrying value of those products and component parts deemed to be obsolete or slow moving. See Note 6 to the Financial Statements for inventory reserve amounts.

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

We completed our annual goodwill impairment testing and determined that the carrying amount of goodwill was not impaired. See Note 8 to the Financial Statements for goodwill amounts.

Accrued Expenses and Other Liabilities

We make estimates related to certain employee benefits and miscellaneous accruals. Estimates for employee benefit accruals are based on management’s assessment of estimated liabilities related to workers’ compensation, health care benefits and annual contributions to an employee stock ownership plan (“ESOP”) established in 2004 as part of our retirement plan. Estimates for miscellaneous accruals are based on our assessment of estimated liabilities for costs incurred.

We accrue for health care benefit costs under two self-funded plans, one for Sun Hydraulics US employees and one for Enovation Controls US employees. We purchase re-insurance for both specific and aggregate stop losses on claims. The individual stop loss basis is $225 thousand and $250 thousand for Sun and Enovation, respectively and the aggregate stop loss limit for the Sun plan is approximately $6.6 million. The Enovation Controls plan has no aggregate stop loss limit.

Income Taxes

Our income tax policy provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. These differences result from items reported differently for financial reporting and income tax purposes, primarily depreciation, accrued expenses and reserves.

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize potential interest and penalties related to our unrecognized tax benefits in income tax expense. We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We are no longer subject to income tax examinations by tax authorities for years prior to 2007 for the majority of tax jurisdictions.

Our federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2007 through 2012. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months we will resolve some or all of the matters presently under consideration for 2007 through 2012 with the IRS and that there could be significant increases or decreases to unrecognized tax benefits. See Note 12 to the Financial Statements for income tax amounts, including reserves.

Off Balance Sheet Arrangements

We do not engage in any off balance sheet financing arrangements. In particular, we do not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

Inflation

The impact of inflation on our operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had, and we do not expect that it will have, a material impact upon operating results, there is no assurance that our business will not be affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility.  We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 31, 2016, we had $140 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the year ended December 31, 2016, a one percentage point increase in the weighted average interest rate, which generally equals 2.77%, would have had an insignificant impact on our results of operations.  We have not historically used derivative instruments to manage exposure to changes in interest rates.

Our exposure to foreign currency exchange fluctuations relates primarily to the direct investment in our facilities in the United Kingdom, Germany, and Korea. The Company does not use financial instruments to hedge foreign currency exchange rate changes. A 10% decrease in the 2016 average exchange rate of the Euro, Pound and Won collectively would have caused a decrease in EPS of greater than 10%, which we deem to be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Board of Directors and Shareholders

Sun Hydraulics Corporation

We have audited the accompanying consolidated balance sheet of Sun Hydraulics Corporation (a Florida Corporation) and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Hydraulics Corporation and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tampa, Florida

February 28, 2017

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Board of Directors and Shareholders

Sun Hydraulics Corporation

We have audited the internal control over financial reporting of Sun Hydraulics Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Enovation Controls, LLC, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 55 and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. As indicated in Management’s Report, Enovation Controls, LLC was acquired during 2016. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Enovation Controls, LLC.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tampa, Florida

February 28, 2017

Report of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.

To the Board of Directors and

Stockholders of Sun Hydraulics Corporation:

We have audited the consolidated balance sheet of Sun Hydraulics Corporation (a Florida Corporation) and subsidiaries (collectively, the “Company”) as of January 2, 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended January 2, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Sun Hydraulics Corporation (a Florida Corporation) and subsidiaries as of January 2, 2016, and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

March 1, 2016

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$74,221	$81,932
Restricted cash	37	44
Accounts receivable, net of allowance for doubtful accounts of $101 and $184	25,730	13,531
Inventories, net	30,000	13,047
Income taxes receivable	512	123
Deferred income taxes	—	460
Short-term investments	6,825	44,174
Other current assets	3,943	3,707
Total current assets	141,268	157,018
Property, plant and equipment, net	80,515	74,121
Deferred income taxes	3,705	—
Goodwill	103,583	4,988
Other intangibles, net	112,565	4,813
Other assets	3,141	600
Total assets	$444,777	$241,540
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$10,166	$4,422
Accrued expenses and other liabilities	7,456	4,849
Current portion of contingent consideration	10,765	—
Dividends payable	2,424	2,411
Income taxes payable	265	—
Total current liabilities	31,076	11,682
Revolving line of credit	140,000	—
Contingent consideration, less current portion	24,312	—
Deferred income taxes	9,501	7,411
Other noncurrent liabilities	3,491	260
Total liabilities	208,380	19,353
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 26,936,021 and 26,786,518 shares outstanding	27	27
Capital in excess of par value	89,718	82,265
Retained earnings	162,485	149,938
Accumulated other comprehensive loss	(15,833)	(10,043)
Total shareholders' equity	236,397	222,187
Total liabilities and shareholders' equity	$444,777	$241,540

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended
	December 31, 2016	January 2, 2016	December 27, 2014
Net sales	$196,934	$200,727	$227,673
Cost of sales	125,585	123,634	133,781
Gross profit	71,349	77,093	93,892
Selling, engineering and administrative expenses	36,890	30,202	29,821
Operating income	34,459	46,891	64,071
Interest income, net	(790)	(1,422)	(1,592)
Foreign currency transaction gain, net	(395)	(1,104)	(764)
Miscellaneous expense, net	743	187	685
Income before income taxes	34,901	49,230	65,742
Income tax provision	11,597	16,092	21,967
Net income	$23,304	$33,138	$43,775
Basic net income per common share	$0.87	$1.24	$1.65
Weighted average basic shares outstanding	26,892	26,687	26,456
Diluted net income per common share	$0.87	$1.24	$1.65
Weighted average diluted shares outstanding	26,892	26,687	26,456
Dividends declared per share	$0.40	$0.45	$1.45

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Comprehensive Income

(in thousands)

	Year ended
	December 31, 2016	January 2, 2016	December 27, 2014
Net income	$23,304	$33,138	$43,775
Other comprehensive income (loss)
Foreign currency translation adjustments	(6,661)	(5,555)	(6,005)
Unrealized gain (loss) on available-for-sale securities	871	(403)	(671)
Total other comprehensive income (loss)	(5,790)	(5,958)	(6,676)
Comprehensive income	$17,514	$27,180	$37,099

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Shareholders’ Equity

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	Shares	Stock	Shares	stock	par value	earnings	income (loss)	Total
Balance, December 28, 2013	—	$—	26,353	$26	$65,391	$123,420	$2,591	$191,428
Shares issued, Restricted Stock			102	1				1
Shares issued, Other Comp			19					—
Shares issued, ESPP			25		846			846
Shares issued, shared distribution			74		3,226			3,226
Stock-based compensation					3,899			3,899
Tax benefit of stock-based compensation					137			137
Dividends declared						(38,377)		(38,377)
Net income						43,775		43,775
Other comprehensive income (loss):							(6,676)	(6,676)
Balance, December 27, 2014	—	$—	26,573	$27	$73,499	$128,818	$(4,085)	$198,259
Shares issued, Restricted Stock			61					—
Shares issued, Other Comp			25					—
Shares issued, ESPP			33		1,019			1,019
Shares issued, shared distribution			94		3,535			3,535
Stock-based compensation					4,324			4,324
Tax expense of stock-based compensation					(112)			(112)
Dividends declared						(12,018)		(12,018)
Net income						33,138		33,138
Other comprehensive income (loss):							(5,958)	(5,958)
Balance, January 2, 2016	—	$—	26,786	$27	$82,265	$149,938	$(10,043)	$222,187
Shares issued, Restricted Stock			40					-
Shares issued, other comp			25					-
Shares issued, ESPP			34		1,039			1,039
Shares issued, shared distribution			51		1,679			1,679
Stock-based compensation					4,848			4,848
Tax expense of stock-based compensation					(113)			(113)
Dividends declared						(10,757)		(10,757)
Net income						23,304		23,304
Other comprehensive income (loss)							(5,790)	(5,790)
Balance, December 31, 2016	—	$—	26,936	$27	$89,718	$162,485	$(15,833)	$236,397

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended
	December 31, 2016	January 2, 2016	December 27, 2014
Cash flows from operating activities:
Net income	$23,304	$33,138	$43,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,318	9,557	8,718
Loss (Gain) on disposal of assets	329	(171)	171
Stock-based compensation expense	4,848	4,324	3,899
Deferred director and phantom stock unit expense	10	17	35
Stock compensation income tax expense (benefit)	113	112	(137)
Amortization of debt issuance costs	47	—	—
Allowance for doubtful accounts	(61)	12	55
Provision for slow moving inventory	117	(193)	(37)
Provision (benefit) for deferred income taxes	77	(846)	1,265
Amortization of acquisition-related inventory step-up	1,021	—	—
(Increase) decrease in, net of acquisition:
Accounts receivable	(3,158)	3,958	(572)
Inventories	(1,380)	1,244	(208)
Income taxes receivable	(1,628)	(235)	1,091
Other current assets	(153)	(741)	(150)
Other assets, net	(106)	289	69
Increase (decrease) in, net of acquisition:
Accounts payable	2,566	(451)	243
Accrued expenses and other liabilities	656	476	4,118
Income taxes payable	838	(559)	559
Other noncurrent liabilities	(252)	(29)	(48)
Net cash from operating activities	38,506	49,902	62,846
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(200,056)	—	—
Investment in licensed technology	(1,227)	(1,425)	(1,075)
Capital expenditures	(6,187)	(6,106)	(10,667)
Proceeds from dispositions of equipment	7	1,645	37
Purchases of short-term investments	(24,699)	(30,125)	(51,236)
Proceeds from sale of short-term investments	62,374	26,698	44,765
Net cash used in investing activities	(169,788)	(9,313)	(18,176)
Cash flows from financing activities:
Borrowings on revolving line of credit	140,000	—	—
Stock compensation income tax (expense) benefit	(113)	(112)	137
Proceeds from stock issued	1,039	1,019	846
Dividends to shareholders	(10,744)	(11,999)	(38,357)
Change in restricted cash	—	275	15
Debt issuance costs	(1,959)	—	—
Net cash provided by (used in) financing activities	128,223	(10,817)	(37,359)
Effect of exchange rate changes on cash and cash equivalents	(4,652)	(4,683)	(5,380)
Net (decrease) increase in cash and cash equivalents	(7,711)	25,089	1,931
Cash and cash equivalents, beginning of period	81,932	56,843	54,912
Cash and cash equivalents, end of period	$74,221	$81,932	$56,843
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$12,785	$17,857	$19,693
Interest	$364	$—	$—
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$1,679	$3,535	$3,226
Contingent consideration incurred in connection with acquisition	$35,077	$—	$—
Unrealized gain (loss) on available for sale securities	$871	$(403)	$(671)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1.  COMPANY BACKGROUND

Sun Hydraulics Corporation (“Sun” or the “Company”), and its wholly-owned subsidiaries, is an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets. Sun operates in two business segments:  Hydraulics and Electronics. The Hydraulics segment consists of all of the global, historical Sun Hydraulics companies and serves the hydraulics market as a leading manufacturer of high-performance screw-in hydraulic cartridge valves, electro-hydraulics, manifolds, and integrated package solutions for the worldwide industrial and mobile hydraulics markets. The Electronics segment is served by two of Sun’s wholly-owned subsidiaries: Enovation Controls and HCT. Enovation Controls is a global provider of innovative electronic control, display and instrumentation solutions for both recreational and off-highway vehicles, as well as stationary and power generation equipment. HCT is an independent designer and producer of modular, robust, reliable digital and analog electronic controller products for the fluid power industry.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Sun Hydraulics and its direct subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates are used in the determination of impairment of long-lived assets, inventory, goodwill, other intangible assets, accruals, income taxes, and fair value of short-term investments.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.

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

Accounts Receivable

The Company sells to most of its customers on a recurring basis, primarily through distributors and customers with which the Company maintains long-term relationships.  As a result, bad debt experience has not been material.  The allowance for doubtful accounts is determined on a specific identification basis by a review of those accounts that are significantly in arrears.  Account balances are charged against the allowance when it is probable the receivable will not be recovered.  See the consolidated balance sheets for allowance amounts.

Inventory

Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.  On an ongoing basis, component parts found to be obsolete through design or process changes are disposed of and charged to material cost.  The Company reviews on-hand balances of products and component parts against specific criteria.  Products and component parts that have excess quantities on hand are evaluated.  An inventory reserve is then established for the appropriate inventory value of those products and component parts deemed to be obsolete or slow moving. See Note 6 to the Financial Statements for inventory reserve amounts.

Property, Plant and Equipment

Property, plant and equipment is stated at cost.  Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.  Repairs and maintenance are expensed as incurred.  Depreciation is computed using the straight line method over the following useful lives:

Years
Computer Equipment	3 - 5
Machinery and equipment	4 - 12
Furniture and fixtures	3 - 10
Leasehold and land improvements	7 - 40
Buildings	25 - 40

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

The Company’s valuation techniques used to measure the fair value of marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. Contingent consideration and newly acquired intangible assets are measured at fair value using level 3 inputs. The valuation techniques used to measure the fair value of all other financial instruments were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. See Note 4 for detail on the level of inputs used in determining the fair value of assets and liabilities.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting, which requires recognition separately from goodwill, the assets acquired and the liabilities assumed at their acquisition date fair values. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments are recorded to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of operations.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of the purchase price of acquisition over the fair value of the net assets acquired, is carried at cost.  Goodwill is tested for impairment annually or more often if events or circumstances indicate a reduction in the fair value below the carrying value.   The carrying value of assets is calculated at the reporting unit level. An impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

The Company completed its annual goodwill impairment testing and determined that the carrying amount of goodwill was not impaired. See Note 8 to the Financial Statements for goodwill amounts.

Other intangible assets with definite lives consist primarily of purchased technology, customer relationships, brands and a favorable supply agreement, and are amortized over their respective estimated useful lives, ranging from one to twenty years.

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

Accrued Expenses and Other Liabilities

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

The Company accrues for health care benefit costs under two self-funded plans, one for Sun Hydraulics US employees and one for Enovation Controls US employees.  The Company purchases re-insurance for both specific and aggregate stop losses on claims.  The individual stop loss basis is $225 and $250 for Sun and Enovation, respectively, and the aggregate stop loss limit for the Sun plan is approximately $6,600.  The Enovation plan has no aggregate stop loss limit.

Revenue Recognition

The Company reports revenues, net of sales incentives, when title passes and risk of loss transfers to the customer.

Shipping and Handling Costs

Shipping and handling costs billed to distributors and customers are recorded in revenue.  Shipping costs incurred by the Company are recorded in cost of goods sold.

Foreign Currency Translation and Transactions

The financial statements of Sun’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, Sun recognizes a transaction gain or loss in “Foreign currency transaction (gain) loss, net” when the transaction is settled.

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

Research and Development

The Company conducts research and development to create new products and to make improvements to products currently in use. Research and development costs are charged to expense as incurred.

Stock-Based Compensation

All share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.  Benefits or deficiencies of tax deductions in excess of recognized compensation costs are reported within financing cash flows.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

Recently Adopted Accounting Standard

In November 2015, the FASB issued guidance that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the Consolidated Statement of Financial Position. Previous guidance required the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. As a result of the new guidance, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting deferred tax assets and liabilities within a single jurisdiction. The new guidance is effective January 1, 2017, with early adoption permitted. The Company early adopted this guidance for the quarterly period beginning on October 2, 2016, on a prospective basis.

3.  BUSINESS ACQUISITION

On December 5, 2016 (the “Acquisition Date”), the Company completed the acquisition of Enovation Controls, LLC, a global provider of electronic control, display and instrumentation solutions.  Historically Enovation Controls sold products to four customer markets: natural gas production controls (NGPC), engine controls and fuel systems (ECFS), power controls (PC) and vehicle technologies (VT). Prior to the closing date, and pursuant to an Asset Transfer Agreement, Enovation Controls transferred the assets and liabilities of their lines of business associated with the NGPC and ECFS customer markets to a separate legal entity, leaving Enovation Controls with only the lines of business associated with the PC and VT customer markets and the related agreed upon assets and liabilities to be acquired by Sun.

Pursuant to a Unit Purchase Agreement, Sun acquired all of the outstanding membership units of Enovation Controls for initial cash consideration of $201,020 and additional cash earn-out potential of $50,000.  The consideration paid for the acquisition was funded with cash on hand and proceeds from the existing revolving line of credit as discussed in further detail in Note 10.

The acquisition of Enovation enables the Company to expand the current complete system solution portfolio and develop product and end market diversification.  The results of Enovation’s operations have been included in the consolidated financial statements since the Acquisition Date.

The acquisition date fair value of the consideration transferred consisted of the following:

Cash	$201,020
Fair value of contingent consideration	35,077
Total purchase consideration	236,097
Less: cash acquired	(964)
Total purchase consideration, net of cash acquired	$235,133

Total consideration for the acquisition is subject to a post-closing adjustment for working capital in accordance with the terms of the Purchase Agreement.

The contingent consideration arrangement requires the Company to pay up to $50,000 of additional consideration to Enovation Controls’ former owners based on defined revenue and EBITDA targets. The payments are due in three installments which are to be paid during the 9, 18 and 27 month periods after closing. The preliminary fair value of the contingent consideration arrangement at the acquisition date was $35,077 and was estimated using a risk-adjusted probability analysis as of the Acquisition Date.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. Management is currently awaiting additional information to complete the valuation of contingent consideration, identified intangible assets and related deferred income taxes. As additional information, as of the acquisition date, becomes available and as management completes their evaluation, the preliminary purchase price allocation may be revised during the remainder of the measurement period (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes may be material as the fair values of the tangible and intangible assets acquired and liabilities assumed is finalized.

The preliminary allocation of the total purchase price, net of cash acquired, is as follows:

Accounts receivable	$9,502
Inventories	16,979
Other current assets	176
Property, plant and equipment	10,546
Goodwill	98,667
Intangible assets	108,070
Other assets	8
Total assets acquired	243,948
Accounts payable	(3,260)
Accrued expenses and other liabilities	(3,745)
Deferred income taxes	(1,810)
Total liabilities assumed	(8,815)
Fair value of net assets acquired	$235,133

Goodwill is primarily attributable to the assembled workforce, new product development capabilities and anticipated synergies and economies of scale expected from the operations of the combined company. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the acquisition.  All goodwill is expected to be deductible for tax purposes.

Transaction costs of $1,537 incurred in connection with the acquisition are included in selling, engineering and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2016.

The net sales and loss before income taxes of Enovation Controls, included in the Consolidated Statement of Operations for the period from December 5, 2016 through December 31, 2016 totaled approximately $4,136 and $2,151, respectively.  Included in Enovation Controls’ loss for the period are $2,006 of charges related to the purchase accounting effects of inventory step-up to fair value and amortization of acquisition-related intangible assets.

Intangible Assets

The preliminary fair value of identified intangible assets and their respective useful lives are as follows:

	Fair Value	Weighted- Average Amortization Periods (Yrs)
Brands	$30,000	20
Non-compete Agreements	950	5
Technology	17,500	9
Supply Agreement	21,000	10
Sales Order Backlog	620	1
Customer Relationships	38,000	20
Identified intangible assets	$108,070	16

Enovation sells products under the following brands: Enovation Controls, Murphy and Zero Off. The fair value of brands acquired was determined by using the relief from royalty income approach methodology.  This method reflects the present value of savings resulting from the right to manufacture or sell products under the brand names without having to pay a license fee for their use.  This valuation method is based on the application of a royalty rate to forecasted revenue of the brands.  The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods.

Developed technology relates to two technology platforms, Vehicle Technologies and Power Controls.  The VT platform designs and manufactures recreational vehicle and recreational marine technologies including displays, GPS devices, gages and controls.  The PC platform designs and manufactures industrial controls, instrumentations, panels and related software for engines, pumps and other industrial applications.  The developed technology was valued using the relief from royalty income approach methodology.  This method reflects the present value of savings resulting from the right to manufacture or sell products that incorporate the technology without having to pay a license fee for its use and is based on the application of a royalty rate to forecasted revenue from the technology.  The economic useful life was determined based on the technology cycle related to each developed technology platform.

The supply agreement intangible asset relates to favorable terms for inventory purchases that provide a competitive advantage over other market participants.  At the Acquisition Date, Enovation entered into a supply agreement with the separate legal entity that holds the lines of business associated with Enovation Controls’ NGPC and ECFs customer markets, which were not acquired by Sun, to purchase and sell certain products at discounted pricing.  The supply agreement was valued using an income approach methodology which estimated the fair value of the supply agreement by applying a discounted cash flow analysis whereby the value is the present value of forecasted cash flows applicable.  The economic useful life is in line with the terms of the agreement.

Customer relationships are based upon the fair value of future projected operations that will be derived from sales of products to existing customers of Enovation Controls. Customer relationships were valued using the excess earnings income approach methodology.  Under this approach the fair value was measured as the present value of forecasted cash flows net of pro-forma charges for tangible and intangible assets employed.  The economic useful life was determined based on historical customer turnover rates.

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Enovation Controls had been acquired as of the beginning of 2015.  The financial results of Enovation Controls included in the pro forma information provided below reflect net sales and direct costs and operating expenses related to the acquired lines of business only.

The PC and VT lines of business are not separate legal entities and were never operated as stand-alone businesses, divisions or subsidiaries and Enovation Controls has never maintained the distinct and separate accounts necessary to prepare full carve out financial statements. Due to the impracticability of obtaining full financial information for the carve-out operations, certain costs of Enovation Controls, primarily related to corporate overhead, foreign currency translation gains and losses and interest expense are not included in the pro forma results prior to the Acquisition Date.

The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired and net sales and cost of sales for the effects of the supply agreement entered into at the Acquisition Date. Non-recurring pro forma adjustments directly attributable to the acquisition were not included in the pro forma financial information presented below.  These adjustments included the purchase accounting effect of inventory step-up to fair value of $1,021 and acquisition costs of $1,537. The pro forma information does not reflect any operating efficiencies or potential cost savings that may result from the acquisition. Accordingly, the pro forma information is for illustrative purposes only and is not intended to present or be indicative of the actual results of operations of the combined company that may have been achieved had the acquisition actually occurred at the beginning of 2015, nor is it intended to represent or be indicative of future results of operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below:

	2016	2015
Net sales	$277,706	$283,525
Operating income	47,673	57,193
Net income	31,064	37,083
Basic and diluted net income per common share	1.16	1.39

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2016, and January 2, 2016. The fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other liabilities approximates their carrying value, due to their short-term nature.

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$—	$31	$—	$31
Mutual funds	1,483	—	(159)	1,324
Subtotal	1,483	31	(159)	1,355
Level 2:
Corporate fixed income	4,288	9	(408)	3,889
Municipal bonds	1,675	—	(94)	1,581
Subtotal	5,963	9	(502)	5,470
Total	$7,446	$40	$(661)	$6,825
Liabilities
Level 1:
Phantom stock units	$10	$—	$—	$10
Total	$10	$—	$—	$10

	January 2, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$1,318	$28	$(36)	$1,310
Mutual funds	2,611	1	(238)	2,374
Subtotal	3,929	29	(274)	3,684
Level 2:
Corporate fixed income	35,936	8	(1,682)	34,262
Municipal bonds	2,897	—	(94)	2,803
Certificates of deposit and time deposits	2,947	—	—	2,947
Asset backed securities	498	—	(20)	478
Subtotal	42,278	8	(1,796)	40,490
Total	$46,207	$37	$(2,070)	$44,174
Liabilities
Level 1:
Phantom stock units	$17	$—	$—	$17
Total	$17	$—	$—	$17

The Company recognized a net realized loss on investments during the twelve months ended December 31, 2016 of $395 and a net realized loss of $1,102 during the twelve months ended January 2, 2016. As of December 31, 2016, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the twelve months ended December 31, 2016 and January 2, 2016, the Company recognized impairment charges of $276 and $875, respectively, which are included in the net realized loss for the periods. This resulted from the deterioration of the financial condition of a corporate bond security issuer and the fair market value of equity securities.

Maturities of investments at December 31, 2016 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$1,056	$1,033
Due after one year but within five years	3,201	2,857
Due after five years but within ten years	1,228	1,153
Due after ten years	478	427
Total	$5,963	$5,470

The Company reports deferred director stock units and phantom stock units as a liability. All remaining deferred stock units were issued in 2013. The Company recognized expense relating to these liabilities of $10 and $17, for the periods ended December 31, 2016, and January 2, 2016, respectively. Phantom stock units vest over a period of three years.

The Company allocated the purchase price for the Enovation Controls acquisition to the assets acquired and liabilities assumed based on their estimated fair values, see Note 3 for additional discussion. The Company did not have any other fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended December 31, 2016.

5.  RESTRICTED CASH

Restricted cash consists of a reserve for customs and excise taxes in the Sun Hydraulics U.K. operation of $37 and $44 at December 31, 2016 and January 2, 2016, respectively, and is calculated as an estimate of two months of customs and excise taxes for items coming into the Company’s U.K. operations.  Restricted cash is held with Lloyds TSB in the U.K.

6.  INVENTORIES

	December 31, 2016	January 2, 2016
Raw materials	$16,864	$5,555
Work in process	5,641	4,478
Finished goods	8,069	3,464
Provision for slow moving inventory	(574)	(450)
Total	$30,000	$13,047

7.  PROPERTY, PLANT, AND EQUIPMENT

	December 31, 2016	January 2, 2016
Machinery and equipment	$100,695	$97,552
Office furniture and equipment	12,886	9,983
Buildings	39,641	41,652
Leasehold and land improvements	9,270	5,666
Land	10,453	9,956
	$172,945	$164,809
Less: Accumulated depreciation	(96,489)	(93,826)
Construction in progress	4,059	3,138
Total	$80,515	$74,121

Depreciation expense for the years ended December 31, 2016, January 2, 2016, and December 27, 2014 totaled $9,184, $8,442, and $7,717, respectively.

8.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill at December 31, 2016 and January 2, 2016 is as follows:

	Hydraulics	Electronics	Total
Balance at December 27, 2014	$2,439	$2,702	$5,141
Currency translation	(153)	—	(153)
Balance as January 2, 2016	$2,286	$2,702	$4,988
Acquisitions	—	98,667	98,667
Currency translation	(72)	—	(72)
Balance as December 31, 2016	$2,214	$101,369	$103,583

Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at December 31, 2016, indicated that there was no impairment of the carrying value of the goodwill at Sun Korea.  A valuation of the reporting unit at October 1, 2016 indicated that there was no impairment of the carrying value of the goodwill at HCT.  As of December 31, 2016, no factors were identified that indicated impairment of the carrying value of goodwill at HCT.  Goodwill at Enovation Controls has been preliminarily valued, see detailed discussion at Note 3. As of December 31, 2016, no factors were identified that indicated impairment of the carrying value of goodwill at Enovation Controls.

Intangibles

In 2014, the Company entered into a licensing agreement with Sturman Industries, Inc., recognizing an intangible asset of $1,075 in 2014, $1,425 in 2015, and $850 in 2016. The agreement is for licensed technology to be used with the Company's electrically actuated hydraulic cartridge valves. Royalties will be paid from the date of the first commercial sale and continue for fifteen years thereafter, or until the last related licensed patent expires, whichever is the later date. The Company recognized a preliminary value of $108,070 related to identifiable intangible assets as a result of the acquisition of Enovation Controls. At December 31, 2016, and January 2, 2016, intangible assets consisted of the following:

		December 31, 2016			January 2, 2016
	Useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name and Brands	1 - 20	$30,774	$(541)	$30,233	$774	$(340)	$434
Non-compete Agreements	2 - 5	950	(16)	934	11	(11)	—
Technology	7 - 10	18,435	(620)	17,815	935	(304)	631
Supply Agreement	10	21,000	(175)	20,825	—	—	—
Sales Order Backlog	1	620	(347)	273	—	—	—
Customer Relationships	15 - 20	39,751	(614)	39,137	1,751	(363)	1,388
Licensing Agreement	15	3,727	(379)	3,348	2,500	(140)	2,360
		$115,257	$(2,692)	$112,565	$5,971	$(1,158)	$4,813

Total amortization expense for the years ended 2016, 2015 and 2014 was approximately $1,545, $385 and $276, respectively. Total estimated amortization expense for the years 2017 through 2021 is presented below.

Year:
2017	$8,421
2018	8,148
2019	8,148
2020	8,148
2021	8,116
Total	$40,981

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three years ended December 31, 2016.

9.  ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2016	January 2, 2016
Compensation and benefits	$3,084	$3,200
Self insurance liability	1,833	630
Other	2,539	1,019
Total	$7,456	$4,849

10.  LONG-TERM DEBT

On July 29, 2016 the Company entered into a credit agreement (the “Prior Credit Agreement”), with PNC Bank, National Association (the “Bank”), as administrative agent, and the lenders party thereto.

On November 22, 2016, the Company entered into an amended and restated credit agreement (the “2016 Credit Agreement”), with the Bank, as administrative agent, and the lenders party thereto.  The 2016 Credit Agreement amends and restates the Prior Credit Agreement.

The 2016 Credit Agreement provides the Company with a revolving line of credit (the "line of credit”) of up to $300,000 that is available through November 22, 2021. The 2016 Credit Agreement includes an accordion feature to increase the line of credit by up to an additional $100,000 in the form of additional revolving credit loans or in the form of term loans. Interest is payable quarterly for loans under the Base Rate Option (as defined), and interest is payable on the last day of the applicable Interest Period (as defined) (and, if such Interest Period is longer than three months, interest is also payable on the 90th day of such Interest Period) for loans under the Euro Rate Option (as defined) . The loans under the line of credit will bear interest at the Euro Rate (as defined) or the Base Rate (as defined), at the Company’s option, plus the Applicable Margin (as defined) based on the Borrower’s Leverage Ratio (as defined). The Applicable Margin ranges from 1.25% to 2.25% for the Euro Rate and ranges from 0.25% to 1.25% for the Base Rate. Subject to customary breakage fees for loans under the Euro Rate Option that are prepaid on a day other than the last day of the applicable Interest Period, prepayment may be made without penalty or premium at any time upon the required notice to the Bank.

The 2016 Credit Agreement requires the Company (together with its subsidiaries) to comply with certain financial tests, including a minimum Interest Coverage Ratio (as defined) of 3.0 to 1.0 and a maximum Leverage Ratio (as defined) of 3.75 to 1.0 for the first year and 3.5 to 1.0 thereafter. As of the date of this filing, the Company was in compliance with all debt covenants related to the line of credit.

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

The 2016 Credit Agreement contains customary default provisions and has various non-financial covenants, both requiring the Company to refrain from taking certain future actions (as described above) and requiring the Company to take certain affirmative actions, such as maintaining its corporate existence, paying liabilities timely, maintaining insurance, and providing its bank lending group with financial information on a timely basis. Maturity of the A&R Facility may be accelerated by the Bank upon an Event of Default (as defined).

The line of credit is guaranteed by the Company’s U.S. domestic subsidiaries and requires any future U.S. domestic subsidiaries to join as guarantors.  In addition, the line of credit is required to be secured by substantially all of the assets of the Company and its current and any future U.S. domestic subsidiaries of the Company.  Accordingly, (i) the Company entered into a Security Agreement with the Bank, for the benefit of the lenders, granting a security interest in substantially all of its respective assets, (ii) the Company entered into a Pledge Agreement with the Bank, for the benefit of the lenders, granting a security interest in certain equity ownership in certain of its subsidiaries, and (iii) the Company and/or certain of its subsidiaries entered into certain other additional agreements further granting security interests in certain specific assets, including intellectual property rights, in each case to secure amounts borrowed under the 2016 Credit Agreement.

The 2016 Credit Agreement incorporates sub-facilities for swing loans up to $20,000 and issuances of letters of credit up to $10,000. Swing loans and letters of credit issued under the 2016 Credit Agreement decrease availability under the $300,000 revolving line of credit on a dollar for dollar basis.

At December 31, 2016 the balance on the revolving line was $140,000 with $160,000 of additional credit available subject to pro forma compliance with debt covenants. The interest rate in effect at December 31, 2016 was 2.77%.

The 2016 Credit Agreement amends, restates, supersedes and replaces the Prior Credit Agreement in its entirety.

The 2016 Credit Agreement replaced a credit and security agreement with Fifth Third Bank that had been in place since August 1, 2011 (the “Fifth Third Agreement”). The Fifth Third Agreement initially provided for three separate credit facilities totaling $50,000. These included a $15,000 unsecured revolving line of credit, an accordion feature to increase the revolving line of credit to a $35,000 secured revolving line of credit, and a $15,000 construction and term loan (originally obtained to provide financing for the construction of the Company’s third factory in Sarasota). The construction and term loan was never activated, nor did the Company make any borrowings under the other facilities provided by the Fifth Third Agreement.  Accordingly, there were no amounts drawn under the Fifth Third Agreement for the period ended December 31, 2016, and January 2, 2016. At December 31, 2016, the facilities with Fifth Third Bank are no longer available.

Interest expense recognized during 2016 totaled $483. Debt issuance costs incurred in relation to the credit agreements, entered into during 2016, totaled $1,959, and have been capitalized and presented in other assets in the Consolidated Balance Sheet. Debt issuance costs are amortized to interest expense over the respective life of the credit facility.

11.  DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $10,757, $12,018, and $38,377 to shareholders in 2016, 2015, and 2014, respectively.

Except as noted below, the Company declared the following regular quarterly dividends to shareholders of record on the last day of the respective quarter, paid on the 15th day of each month following the date of declaration:

	2016	2015	2014
First quarter	$0.090	$0.090	$0.090
Second quarter	0.090	0.090	0.090
Third quarter	0.090	0.090	0.090
Fourth quarter	0.090	0.090	0.090

In addition to the regular quarterly dividends, the Company declared shared distribution cash dividends in 2016, 2015 and 2014, equal to $0.04, $0.09 and $0.09, respectively.  The 2016 dividend was paid on March 31, 2016, to shareholders of record on March 15, 2016, the 2015 dividend was paid on March 31, 2015, to shareholders of record on March 15, 2015, and the 2014 dividend was paid on March 31, 2014, to shareholders of record as of March 15, 2014.  The shared distribution was introduced in 2008 as a way to reward both shareholders and employees when the Company has a successful year.  In February 2017, the Board of Directors declared a shared distribution cash dividend of $0.02 per share, payable on March 31, 2017, to shareholders of record as of March 15, 2017.

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

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 31, 2016	January 2, 2016	December 27, 2014
United States	$30,562	$45,964	$52,713
Foreign	4,339	3,266	13,029
Total	$34,901	$49,230	$65,742

The Company derives its pretax income based on the consolidated results of its legal entities. The Company has made the decision to consolidate engineering and manufacturing for the most part in the U.S. The Company’s foreign subsidiaries primarily act as part of Sun’s sales and distribution channel, resulting in different pretax income levels. Products manufactured in the U.S. are sold worldwide and are the primary reason that pretax income in the U.S. is higher than foreign pretax income. The U.S. legal entity had third party export sales of $62,661, $58,207, and $60,052 for the years 2016, 2015, and 2014, respectively. Foreign pretax income is impacted by the level of foreign manufacturing, sales at varying market levels, as well as direct sales to large OEM customers.

The components of the income tax provision (benefit) are as follows:

	For the year ended
	December 31, 2016	January 2, 2016	December 27, 2014
Current tax expense (benefit):
United States	$9,740	$14,538	$17,897
State and local	923	948	1,249
Foreign	1,377	1,359	2,574
Total current	12,040	16,845	21,720
Deferred tax expense (benefit):
United States	(341)	(781)	112
State and local	387	(58)	(7)
Foreign	(489)	86	142
Total deferred	(443)	(753)	247
Total income tax provision	$11,597	$16,092	$21,967

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 31, 2016	January 2, 2016	December 27, 2014
U.S. federal taxes at statutory rate	$12,245	$17,231	$23,010
Increase (decrease)
Foreign tax credit	—	(310)	(432)
Domestic production activity deduction	(1,032)	(1,699)	(1,793)
Foreign income taxed at lower rate	(381)	(420)	(957)
Nondeductible items	—	—	392
State and local taxes, net	586	890	1,242
Change in reserve	(284)	304	193
Other	463	96	312
Income tax provision	$11,597	$16,092	$21,967

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2016, and January 2, 2016 are presented below:

	December 31, 2016	January 2, 2016
Deferred tax assets:
Current:
Accrued expenses and other	$—	$460
Total current deferred tax assets	—	460
Noncurrent:
Foreign tax benefit of U.S. reserves	3,518	—
Net operating losses	793	—
Accrued expenses and other	2,561	2,157
Total noncurrent deferred tax assets	6,872	2,157
Less: Valuation Allowance	(292)	—
Net noncurrent deferred tax assets	6,580	2,157
Deferred tax liabilities:
Noncurrent:
Depreciation	(9,916)	(8,708)
Intangibles	(2,199)	—
Other	(261)	(860)
Total noncurrent deferred tax liabilities	(12,376)	(9,568)
Net noncurrent deferred tax liabilities	$(5,796)	$(7,411)

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2016 and 2015, management has determined that no material valuation allowances were required.

The Company intends and has the ability to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. These earnings relate to ongoing operations and, at December 31, 2016, cumulative earnings were approximately $77,000. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide for U.S. income taxes upon repatriation of such earnings, which will be offset by applicable foreign tax credits, subject to certain limitations.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - December 28, 2013	$1,122
Increases from positions taken during prior periods	193
Settled positions	(159)
Lapse of statute of limitations	—
Unrecognized tax benefits - December 27, 2014	$1,156
Increases from positions taken during prior periods	110
Settled positions	783
Lapse of statute of limitations	—
Unrecognized tax benefits - January 2, 2016	$2,049
Increases from positions taken during prior periods	157
Settled positions and reclassifications	1,295
Lapse of statute of limitations	—
Unrecognized tax benefits - December 31, 2016	$3,501

At December 31, 2016, the Company had an unrecognized tax benefit of $3,501 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense.  Interest accrued as of December 31, 2016, is not considered material to the Company’s consolidated financial statements.

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

The Company's 2011 Equity Incentive Plan (“2011 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At December 31, 2016, 526,762 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the twelve months ended December 31, 2016, January 2, 2016, and December 27, 2014 totaled $3,676, $3,254 and $2,961, respectively.

The following table summarizes restricted stock activity for the years ended December 31, 2016, January 2, 2016, and December 27, 2014:

	Number of shares	Weighted average grant-date fair value
Nonvested balance at December 28, 2013	176	$32.13
Granted	103	35.79
Vested	(87)	30.60
Forfeitures	(1)	25.41
Nonvested balance at December 27, 2014	191	$34.81
Granted	70	29.89
Vested	(88)	33.19
Forfeitures	(9)	34.06
Nonvested balance at January 2, 2016	164	$33.54
Granted	45	33.22
Vested	(100)	34.63
Forfeitures	(5)	33.10
Nonvested balance at December 31, 2016	104	$32.42

The Company had $1,924 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of December 31, 2016. That cost is expected to be recognized over a weighted average period of 0.74 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which only Sun Hydraulics US employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 33,956 shares at a weighted average price of $25.95, and 34,053 shares at a weighted average price of $29.94, under the ESPP during the twelve months ended December 31, 2016, and January 2, 2016, respectively. The Company recognized $312, $199 and $173 of compensation expense during the twelve months ended December 31, 2016, January 2, 2016, and December 27, 2014, respectively. At December 31, 2016, 585,384 shares remained available to be issued through the ESPP and the U.K. plan.

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

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 25,000 Shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At December 31, 2016, 174,874 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 24,500 and 24,375 shares for the twelve months ended December 31, 2016, and January 2, 2016, respectively. The Company recognized director stock compensation expense of $831, $829, and $677 for the twelve months ended December 31, 2016, January 2, 2016, and December 27, 2014, respectively.

14.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted net income per common share (in thousands, except per share data):

	December 31, 2016	January 2, 2016	December 27, 2014
Net income	$23,304	$33,138	$43,775
Basic weighted average number of common shares outstanding	26,892	26,687	26,456
Basic net income per common share	$0.87	$1.24	$1.65
Effect of dilutive stock options and deferred director stock units	—	—	—
Diluted weighted average number of common shares outstanding	26,892	26,687	26,456
Diluted net income per common share	$0.87	$1.24	$1.65

15.  EMPLOYEE BENEFITS

The Company has two defined contribution retirement plans covering substantially all of its eligible United States employees.  Employer contributions under the retirement plan amounted to approximately $1,938, $2,757, and $4,325 during 2016, 2015, and 2014, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes.  These supplemental pension benefits amounted to approximately $369, $416, and $415 during 2016, 2015, and 2014, respectively.

Sun Hydraulics US and HCT use an Employee Stock Ownership Plan (“ESOP”) as the discretionary match portion of its 401(k) retirement plan for all eligible United States employees.  Under the ESOP, which is 100% company funded, the Company allocates common stock to each participant's account. The allocation is generally a percentage of a participant’s compensation as determined by the Board of Directors on an annual basis as part of the shared distribution.  The shared distribution rewards employees through a contribution into their retirement accounts and concurrently rewards shareholders with a special cash dividend.  Non-US Sun Hydraulic group employees participate in the shared distribution through contributions into local retirement plans.  In 2016, the Company accrued an amount equal to 2.0% of eligible wages in accordance with the shared distribution announced in February 2017.

The Company contributed 44,509 and 82,269 shares into the ESOP in March 2016 and March 2015, respectively.  The Company incurred retirement benefit expense under the ESOP of approximately $567, $1,432, and $3,021 during 2016, 2015 and 2014, respectively.  These amounts are included in the total employer contributions to the retirement plan noted above.

There are no restrictions on the shares contributed to the ESOP.  This allows participants to sell their shares to enable diversification within their individual 401(k) accounts.  The Company does not have any repurchase obligations under the ESOP.

During 2008, the Company developed plans for international employees to participate in the shared distributions. The Company’s foreign operations recognized total expense of approximately $199, $336, and $673 in 2016, 2015, and 2014, respectively, relating to shared distributions.  The Company’s U.K. employees received 3,547 and 5,516 shares in March 2016 and March 2015, respectively, into a share incentive plan. In Korea, employees received their shared distribution in the form of cash, which was deposited into a Company retirement plan. In Germany, employees received 2,561 and 4,504 shares in March 2016 and March 2015, respectively.  The remainder was paid in cash.

Due to tax provisions in some foreign jurisdictions which make stock awards difficult, the Company sometimes awards deferred cash bonuses to key employees of its foreign operations.  The deferred cash bonuses are similar to phantom stock units, in that such bonuses are tied to the value of the Company’s common stock.  Awards are recognized over the deferral period as variable plan awards.  The Company recognized approximately $10, $17 and $35 of compensation expense in 2016, 2015 and 2014, respectively, related to the awards.

16.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive Loss by Component

Twelve Months Ended December 31, 2016

	Unrealized Gains and Losses on Available-for-Sale Securities	Foreign Currency Items	Total
Balance at January 2, 2016	$(1,262)	$(8,781)	$(10,043)
Other comprehensive income (loss) before reclassifications	621	(6,661)	(6,040)
Amounts reclassified from accumulated other comprehensive income	250	—	250
Net current period other comprehensive income (loss)	871	(6,661)	(5,790)
Balance at December 31, 2016	$(391)	$(15,442)	$(15,833)

Reclassifications out of Accumulated Other Comprehensive Loss

Details about Accumulated Other Comprehensive Income Components	Twelve Months Ended December 31, 2016	Affected Line Item in the Consolidated Statements of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$(119)	Miscellaneous (income) expense, net
Other than temporary impairment	(276)	Miscellaneous (income) expense, net
	(395)	Total before tax
	145	Tax (expense) benefit
	(250)	Net of tax
Total reclassifications for the period	$(250)

17.  SEGMENT REPORTING

For the years ended January 2, 2016 and December 27, 2014, the Company’s individual subsidiaries operated predominantly in a single industry as manufacturers and distributors of hydraulic components.  Given the similar nature of products offered for sale, the type of customers, the methods of distribution and how the Company was managed, the Company determined that it had only one operating and reporting segment for both internal and external reporting purposes.  With the acquisition of Enovation Controls on December 5, 2016, the Company re-evaluated the reportable operating segment presentation.  As of the date of the acquisition, the Company has two reportable segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served and the methods of distribution and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision makers. As a result of the re-evaluation of reportable operating segments, financial information for HCT is included in the Electronics segment as of the beginning of the 2014 fiscal year.

The Hydraulics segment designs and manufactures screw-in hydraulic cartridge valves, manifolds, and integrated fluid power packages and subsystems used in hydraulic systems. Screw-in hydraulic cartridge valves are offered in five size ranges and include both electrically actuated and non-electrically actuated products. Manifolds are solid blocks of metal which are machined to create threaded cavities and channels into which screw-in cartridge valves can be installed and through which the hydraulic fluid flows. These products allow customers to easily integrate the Company’s screw-in cartridge valves into their machinery and equipment. An integrated package consists of multiple cartridge valves assembled into a custom designed manifold for a specific customer to provide the desired operating characteristics of a customer’s circuit.

The Electronics segment designs and manufactures electronic control, display and instrumentation solutions for recreational and off-highway vehicles and stationary and power generation equipment. End markets within the Electronics segment are divided into two lines of business: Power Controls and Vehicle Technologies.  Power Controls serves a variety of end markets with products such as displays, panels, gauges, controllers, battery chargers and various end devices.  Vehicle Technologies serves the recreational vehicles end market with products such as electronic controls, displays and instrumentation.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to Sun’s segments. These costs included certain corporate costs not deemed to be allocable to all segments and acquisition related costs such as transaction fees, charges related to inventory step-up to fair value and amortization of acquisition-related intangible assets.  The accounting policies of Sun’s operating segments are the same as those used to prepare the accompanying consolidated financial statements.

The following table presents financial information by reportable segment:

	2016	2015	2014
Net sales:
Hydraulics	$189,523	$197,319	$224,314
Electronics	7,411	3,408	3,359
	$196,934	$200,727	$227,673
Operating Income:
Hydraulics	$39,134	$47,103	$64,068
Electronics	(627)	(212)	3
Corporate	(4,048)	—	—
	$34,459	$46,891	$64,071
Depreciation and Amortization:
Hydraulics	$9,616	$9,094	$8,291
Electronics	396	207	162
Corporate	1,306	256	265
	$11,318	$9,557	$8,718
Capital Expenditures:
Hydraulics	$5,898	$5,801	$10,007
Electronics	289	305	660
	$6,187	$6,106	$10,667
Total Assets:
Hydraulics	$193,722	$233,873	$215,141
Electronics	251,055	7,667	7,623
	$444,777	$241,540	$222,764

Geographic Region Information:

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment:

	2016	2015	2014
Net sales
United States	$81,612	$84,735	$97,224
Other Americas	13,204	13,006	15,291
Europe/ME/Africa	58,720	61,307	69,241
Asia/Pacific	43,398	41,679	45,917
Total	$196,934	$200,727	$227,673
Tangible long-lived assets
United States	$71,802	$64,781	$66,644
Europe/ME/Africa	7,116	7,923	9,233
Asia/Pacific	1,597	1,417	1,839
Total	$80,515	$74,121	$77,716

18.  RELATED PARTY TRANSACTIONS

Enovation Controls purchases and sells inventory to an entity partially owned by one of its officers. For the year ended December 31, 2016, sales to, and purchases from, the entity totaled $214 and $533, respectively. At December 31, 2016, total amounts due from, and due to, the entity totaled $203 and $140, respectively.

19.  COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

OPERATING LEASES - The Company leases manufacturing facilities, production support facilities and office space in various locations around the world.  Total rental expense under these leases for the years ended 2016, 2015 and 2014 was approximately $584, $470 and $285, respectively. The following table summarizes the future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016:

2017	$846
2018	870
2019	868
2020	874
2021	901
Thereafter	4,808
Total minimum lease payments	$9,167

INSURANCE - The Company accrues for health care benefit costs under a self-funded plan and records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on management’s assessment.  The Company believes it has adequate reserves for all self-insurance claims.

20.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly Results of Operations

(In thousands, except per share data)

	For the quarter ended
	Dec 31,	Oct 1,	Jul 2,	Apr 2,
	2016	2016	2016	2016
Net sales	$49,865	$45,232	$50,809	$51,028
Gross profit	17,315	15,540	18,953	19,541
Operating income	4,886	7,243	10,444	11,886
Income before income taxes	4,555	7,557	10,594	12,196
Net income	$3,118	$4,989	$6,990	$8,208
Basic net income per common share	$0.12	$0.19	$0.26	$0.31
Diluted net income per common share	$0.12	$0.19	$0.26	$0.31

	For the quarter ended
	Jan 2,	Sep 26,	Jun 27,	Mar 28,
	2016	2015	2015	2015
Net sales	$44,289	$48,036	$54,016	$54,386
Gross profit	15,794	18,500	21,404	21,394
Operating income	7,671	11,037	14,075	14,108
Income before income taxes	7,356	12,543	13,974	15,358
Net income	$5,103	$8,410	$9,248	$10,377
Basic net income per common share	$0.19	$0.32	$0.35	$0.39
Diluted net income per common share	$0.19	$0.32	$0.35	$0.39

21.  NEW ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued guidance to simplify the test for goodwill impairment. The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In August 2016, the FASB issued guidance related to the classification of certain transactions on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

In January 2016, the FASB issued guidance on changes to the accounting for financial instruments that primarily affect equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Among other things, this new guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. This standard is effective in 2018 with certain provisions allowing for early adoption. The Company is currently evaluating the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued guidance on Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. Subsequent updates to the guidance were issued in 2016. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual and interim periods beginning on or after December 15, 2017.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is in the initial stages of evaluating this standard in relation to arrangements with customers and believes that the current revenue arrangements in place are of lower complexity. The Company’s evaluation and implementation of this new guidance will be timely completed during 2017, at which time a conclusion regarding the transition method will be employed.

22.  SUBSEQUENT EVENT

On February 24, 2017, Sun’s Board of Directors declared a cash dividend $0.02 per share, to be paid to all shareholders on March 31, 2017, to shareholders of record as of March 15, 2017.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of December 31, 2016.  On December 5, 2016, we acquired Enovation Controls, LLC.  Management excluded Enovation Controls from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 as we are currently integrating policies, processes, people and technology for the combined companies.  Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on page 39.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2017 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2017 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2017 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2017 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation" in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption "Equity Compensation Plan Information" in our 2017 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions" and “Independence and Committees of the Board of Directors" in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm" in our 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

ITEM 16. FORM 10-K SUMMARY

None.

2.  Exhibits:

Exhibit Number	Exhibit Description

2.1

Unit Purchase Agreement, dated as of November 7, 2016, by and among Sun Hydraulics Corporation, Murphy Group, Inc., and EControls Group, Inc. (previously filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on November 8, 2016, and incorporated herein by reference).

2.2

Amendment No. 1 to Unit Purchase Agreement, dated as of December 4, 2016, amending the Unit Purchase Agreement dated as of November 7, 2016, by and among Sun Hydraulics Corporation, Murphy Group, Inc. and EControls Group, Inc. (previously filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on December 7, 2016, and incorporated herein by reference).

2.3

Asset Transfer Agreement, dated as of December 5, 2016, by and between Enovation Controls, LLC and Genisys Controls, LLC (previously filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on December 7, 2016, and incorporated herein by reference).

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

Exhibit Number	Exhibit Description
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

Exhibit Number	Exhibit Description
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

10.28+

Expatriate Agreement dated June 2, 2014, between Sun Hydraulics Corporation and Tim A. Twitty (previously filed as Exhibit 10.1 to the Company's Report on Form 8-K filed on June 4, 2014, and incorporated herein by reference).

10.29+

Sun Hydraulics Corporation Amendment No. 1 to 2012 Nonemployee Director Fees Plan (previously filed as Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on April 20, 2015, and incorporated herein by reference).

10.30+

Transition Agreement dated March 14, 2016, between Sun Hydraulics Corporation and Allen J. Carlson (previously filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on March 17, 2016, and incorporated herein by reference).

10.31+

Executive Continuity Agreement, dated May 24, 2016, between Sun Hydraulics Corporation and Wolfgang H. Dangel (previously filed as Exhibit 99.1 to the Company’s Report on Form 8-K filed on May 26, 2016, and incorporated herein by reference).

10.32

Revolving Credit Facility Credit Agreement, dated July 29, 2016, between Sun Hydraulics Corporation and PNC Capital Markets LLC, SunTrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 99.1 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.33	Pledge Agreement dated July 29, 2016 (previously filed as Exhibit 99.2 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.34	Revolving Credit Note dated July 29, 2016 (previously filed as Exhibit 99.3 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.35

Amended and Restated Revolving Credit Facility Agreement, dated November 22, 2016, between Sun Hydraulics Corporation and PNC Capital Markets LLC, SunTrust Robinson Humphrey, Inc., JPMorgan Chase Bank, N.A., BMO Harris Bank N.A. and other lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

Exhibit Number	Exhibit Description

10.36	Amended and Restated Pledge Agreement dated November 22, 2016 (previously filed as Exhibit 99.2 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.37	Form of Revolving Credit Note dated November 22, 2016(previously filed as Exhibit 99.3 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.38	Security Agreement dated November 22, 2016 (previously filed as Exhibit 99.4 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

14	Code of Ethics (previously filed as Exhibit 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

16

Letter from Mayer Hoffman McCann P.C. to the U.S. Securities and Exchange Commission dated March 15, 2016 (previously filed as Exhibit 16.1 to the Company’s Report on Form 8-K filed on March 17, 2016, and incorporated herein by reference).

21	Subsidiaries of the Registrant.

23.1	Grant Thornton LLP Consent of Independent Registered Public Accounting Firm.

23.2	Mayer Hoffman McCann P.C. Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on February 28, 2017.

SUN HYDRAULICS CORPORATION

By:	/s/ Wolfgang H. Dangel
Wolfgang H. Dangel, President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 28, 2017.

Signature	Title

/s/ Wolfgang H. Dangel
Wolfgang H. Dangel	President, Chief Executive Officer and Director

/s/ Tricia L. Fulton
Tricia L. Fulton	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Marc Bertoneche
Marc Bertoneche	Director

/s/ Allen J. Carlson
Allen. J. Carlson	Director

/s/ David W. Grzelak
David Grzelak	Director

/s/ Christine L. Koski
Christine L. Koski	Director

/s/ Philippe Lemaitre
Philippe Lemaitre	Director, Chairman of the Board of Directors

/s/ Alexander Schuetz
Alexander Schuetz	Director

/s/ David N. Wormley
David N. Wormley	Director

/s/ Douglas M. Britt
Douglas M. Britt	Director