Form 10-Q
period 2017-04-01
SUN HYDRAULICS CORP
filed 2017-05-09
CIK 1024795

vvvvvvvVvSunSuSuSun

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant had 27,044,529 shares of common stock, par value $.001, outstanding as of April 28, 2017.

Sun Hydraulics Corporation

INDEX

For the quarter ended

April 1, 2017

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	April 1, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,406	$74,221
Restricted cash	127	37
Accounts receivable, net of allowance for doubtful accounts of $286 and $101	37,714	25,730
Inventories, net	31,915	30,000
Income taxes receivable	-	512
Short-term investments	4,704	6,825
Other current assets	4,979	3,943
Total current assets	149,845	141,268
Property, plant and equipment, net	78,750	80,515
Deferred income taxes	3,921	3,705
Goodwill	104,205	103,583
Other intangibles, net	110,244	112,565
Other assets	2,829	3,141
Total assets	$449,794	$444,777
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$14,795	$10,166
Accrued expenses and other liabilities	8,921	7,456
Current portion of contingent consideration	10,765	10,765
Dividends payable	2,427	2,424
Income taxes payable	4,040	265
Total current liabilities	40,948	31,076
Revolving line of credit	124,000	140,000
Contingent consideration, less current portion	24,312	24,312
Deferred income taxes	9,581	9,501
Other noncurrent liabilities	3,640	3,491
Total liabilities	202,481	208,380
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	-	-
Common stock, 50,000,000 shares authorized, par value $0.001, 27,037,015 and 26,936,021 shares outstanding	27	27
Capital in excess of par value	91,309	89,718
Retained earnings	169,730	162,485
Accumulated other comprehensive loss	(13,753)	(15,833)
Total shareholders' equity	247,313	236,397
Total liabilities and shareholders' equity	$449,794	$444,777

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	April 1, 2017	April 2, 2016
	(unaudited)	(unaudited)
Net sales	$81,353	$51,028
Cost of sales	48,559	31,487
Gross profit	32,794	19,541
Selling, engineering and administrative expenses	14,700	7,468
Amortization of intangible assets	2,310	187
Operating income	15,784	11,886
Interest expense (income), net	625	(372)
Foreign currency transaction gain, net	(46)	(114)
Miscellaneous expense, net	66	176
Income before income taxes	15,139	12,196
Income tax provision	4,928	3,988
Net income	$10,211	$8,208
Basic and diluted net income per common share	$0.38	$0.31
Basic and diluted weighted average shares outstanding	26,946	26,804
Dividends declared per share	$0.11	$0.13

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three months ended
	April 1, 2017	April 2, 2016
	(unaudited)	(unaudited)
Net income	$10,211	$8,208
Other comprehensive income
Foreign currency translation adjustments, net of tax	1,951	318
Unrealized gain on available-for-sale securities, net of tax	129	196
Total other comprehensive income	2,080	514
Comprehensive income	$12,291	$8,722

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	income (loss)	Total

Balance, December 31, 2016	-	$-	26,936	$27	$89,718	$162,485	$(15,833)	$236,397
Shares issued, Restricted Stock			71					-
Shares issued, other compensation			7					-
Shares issued, ESPP			7		205			205
Shares issued, shared distribution			16		601			601
Stock-based compensation					785			785
Dividends declared						(2,966)		(2,966)
Net income						10,211		10,211
Other comprehensive income (loss)							2,080	2,080
Balance, April 1, 2017	-	$-	27,037	$27	$91,309	$169,730	$(13,753)	$247,313

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended
	April 1, 2017	April 2, 2016
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$10,211	$8,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,091	2,527
Loss on disposal of assets	139	10
Stock-based compensation expense	975	1,425
Amortization of debt issuance costs	70	-
Allowance for doubtful accounts	63	5
Provision for slow moving inventory	466	-
Benefit for deferred income taxes	(12)	(10)
Amortization of acquisition related inventory step-up	1,774	-
(Increase) decrease in:
Accounts receivable	(11,766)	(5,954)
Inventories	(3,952)	320
Income taxes receivable	371	123
Other current assets	(1,183)	(1,112)
Other assets	197	86
Increase (decrease) in:
Accounts payable	4,566	1,439
Accrued expenses and other liabilities	1,508	2,032
Income taxes payable	3,765	1,652
Other noncurrent liabilities	150	(260)
Net cash provided by operating activities	12,433	10,491
Cash flows from investing activities:
Investment in licensed technology	-	(850)
Capital expenditures	(758)	(999)
Proceeds from dispositions of equipment	-	2
Purchases of short-term investments	-	(4,278)
Proceeds from sale of short-term investments	2,096	6,429
Net cash provided by investing activities	1,338	304
Cash flows from financing activities:
Repayment of borrowings on revolving line of credit	(16,000)	-
Proceeds from stock issued	205	213
Dividends to shareholders	(2,963)	(3,482)
Change in restricted cash	-	1
Net cash used in financing activities	(18,758)	(3,268)
Effect of exchange rate changes on cash and cash equivalents	1,172	442
Net (decrease) increase in cash and cash equivalents	(3,815)	7,969
Cash and cash equivalents, beginning of period	74,221	81,932
Cash and cash equivalents, end of period	$70,406	$89,901
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$366	$1,397
Interest	$658	$-
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$601	$1,600
Unrealized gain on available for sales securities	$129	$196

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(In thousands except share and per share data)

1. COMPANY BACKGROUND

Sun Hydraulics Corporation (“Sun” or the “Company”), together with its wholly-owned subsidiaries, is an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets. Sun operates in two business segments:  Hydraulics and Electronics. The Hydraulics segment consists of all of the global, historical Sun Hydraulics companies and serves the hydraulics market as a leading manufacturer of high-performance screw-in hydraulic cartridge valves, electro-hydraulics, manifolds, and integrated package solutions for the worldwide industrial and mobile hydraulics markets. The Electronics segment is served by two of Sun’s wholly-owned subsidiaries: Enovation Controls, LLC, (“Enovation Controls”) and High Country Tek (“HCT”). Enovation Controls is a global provider of innovative electronic control, display and instrumentation solutions for both recreational and off-highway vehicles, as well as stationary and power generation equipment. HCT is an independent designer and producer of modular, robust, reliable digital and analog electronic controller products for the fluid power industry.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed by Sun Hydraulics Corporation with the Securities and Exchange Commission on February 28, 2017. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three month period ended April 1, 2017, are not necessarily indicative of the results that may be expected for the period ending December 30, 2017.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Recently Adopted Accounting Standards

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Additionally, the guidance defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance became effective, and was adopted prospectively, for the first quarter of fiscal year 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Shared-Based Payment Accounting. ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The new guidance became effective and was adopted for the first quarter of fiscal year 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standard

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs. ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The standard is effective for annual and interim periods beginning after December 15, 2018. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of credit losses on Financial Instruments. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal years beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The guidance is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Among other things, this new guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. This standard is effective in 2018 with certain provisions allowing for early adoption. The Company is currently evaluating the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Subsequent updates to the guidance were issued in 2016. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual and interim periods beginning on or after December 15, 2017.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is in the initial stages of evaluating this standard in relation to arrangements with customers and believes that the current revenue arrangements in place are of lower complexity. The Company’s evaluation and implementation of this new guidance will be timely completed during 2017, at which time a conclusion regarding the transition method will be disclosed.

Earnings per share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income	$10,211	$8,208
Basic and diluted weighted average shares outstanding	26,946	26,804
Basic and diluted net income per common share	$0.38	$0.31

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

Pursuant to a Unit Purchase Agreement, Sun acquired all of the outstanding membership units of Enovation Controls for initial cash consideration of $201,020 and additional cash earn-out potential of $50,000.  Total consideration for the acquisition was subject to a post-closing adjustment for working capital in accordance with the terms of the Purchase Agreement.  During the first quarter of 2017 the Company recognized an additional $500 of consideration for the post-closing working capital adjustment.  The consideration paid for the acquisition was funded with cash on hand and proceeds from the existing revolving line of credit as discussed in further detail in Note 7.

The acquisition of Enovation Controls enables the Company to expand its current complete system solution portfolio by developing product and end market diversification.  The results of Enovation Controls’ operations have been included in the consolidated financial statements since the Acquisition Date.

The fair value of total purchase consideration consisted of the following:

Cash	$201,020
Fair value of contingent consideration	35,077
Post closing adjustment for working capital	500
Total purchase consideration	236,597
Less: cash acquired	(964)
Total purchase consideration, net of cash acquired	$235,633

The contingent consideration arrangement requires the Company to pay up to $50,000 of additional consideration to Enovation Controls’ former owners based on defined revenue and EBITDA targets. The potential payments are due in three installments, to be paid during the 9, 18 and 27 month periods after closing. The preliminary fair value of the contingent consideration arrangement at the acquisition date was $35,077 and was estimated using a risk-adjusted probability analysis as of the Acquisition Date.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. Management is currently awaiting additional information to complete the valuation of contingent consideration, identified intangible assets and related deferred income taxes. As additional information, as of the acquisition date, becomes available and as management completes its evaluation, the preliminary purchase price allocation may be revised during the remainder of the measurement period (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes may be material as the fair values of the tangible and intangible assets acquired and liabilities assumed are finalized.

The preliminary allocation of the total purchase price, net of cash acquired, is as follows:

Accounts receivable	$9,502
Inventories	16,979
Other current assets	176
Property, plant and equipment	10,546
Goodwill	99,167
Intangible assets	108,070
Other assets	8
Total assets acquired	244,448
Accounts payable	(3,260)
Accrued expenses and other liabilities	(3,745)
Deferred income taxes	(1,810)
Total liabilities assumed	(8,815)
Fair value of net assets acquired	$235,633

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Enovation Controls had been acquired as of the beginning of 2016.  The financial results of Enovation Controls included in the pro forma information provided below reflect net sales and direct costs and operating expenses related to the acquired lines of business only.

The PC and VT lines of business were not separate legal entities and were never operated as stand-alone businesses, divisions or subsidiaries and Enovation Controls had never maintained the distinct and separate accounts necessary to prepare full carve out financial statements. Due to the impracticability of obtaining full financial information for the carve-out operations, certain costs of Enovation Controls, primarily related to corporate overhead, foreign currency translation gains and losses and interest expense are not included in the pro forma results prior to the Acquisition Date.

The pro forma information includes adjustments to interest expense, income tax provision, amortization and depreciation for intangible assets and property, plant and equipment acquired and net sales and cost of sales for the effects of the supply agreement entered into at the Acquisition Date. The pro forma information does not reflect any operating efficiencies or potential cost savings that may result from the acquisition. Accordingly, the pro forma information is for illustrative purposes only and is not intended to present or be indicative of the actual results of operations of the combined company that may have been achieved had the acquisition actually occurred at the beginning of 2016, nor is it intended to represent or be indicative of future results of operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below:

Three months ended
April 2, 2016
Net sales	$70,855
Operating income	13,765
Net income	9,105
Basic and diluted net income per common share	0.34

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s short-term investments have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designation at each balance sheet date. The Company may or may not hold securities with stated maturities greater than 12 months until maturity. As management views these securities as available to support current operations, the Company classifies securities with maturities beyond 12 months as current assets under the caption short-term investments in the accompanying Consolidated Balance Sheets. The Company’s short-term investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of shareholder’s equity. Realized gains and losses on sales of short-term investments are generally determined using the specific identification method, and are included in miscellaneous expense, net in the Consolidated Statements of Operations.

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at April 1, 2017 and December 31, 2016. The fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other liabilities approximates their carrying value, due to their short-term nature.

	April 1, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$-	$22	$-	$22
Mutual funds	1,483	-	(148)	1,335
Subtotal	1,483	22	(148)	1,357
Level 2:
Corporate fixed income	2,297	13	(224)	2,086
Municipal bonds	1,341	-	(80)	1,261
Subtotal	3,638	13	(304)	3,347
Total	$5,121	$35	$(452)	$4,704
Liabilities
Level 3:
Contingent consideration				$35,077
Total				$35,077

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$-	$31	$-	$31
Mutual funds	1,483	-	(159)	1,324
Subtotal	1,483	31	(159)	1,355
Level 2:
Corporate fixed income	4,288	9	(408)	3,889
Municipal bonds	1,675	-	(94)	1,581
Subtotal	5,963	9	(502)	5,470
Total	$7,446	$40	$(661)	$6,825
Liabilities
Level 3:
Contingent consideration				$35,077
Total				$35,077

The Company recognized a net realized loss on investments during the three months ended April 1, 2017 of $267 and a net realized loss of $63 during the three months ended April 2, 2016. As of April 1, 2017, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the three months ended April 1, 2017, the Company recognized an impairment charge of $220, which is included in the net realized loss for the period.  There were no other-than-temporary impairments during the three month period ended April 2, 2016.

Maturities of investments at April 1, 2017 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$101	$104
Due after one year but within five years	1,839	1,653
Due after five years but within ten years	967	923
Due after ten years	731	667
Total	$3,638	$3,347

The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended April 1, 2017.

5.  INVENTORIES

	April 1, 2017	December 31, 2016
Raw materials	$19,797	$16,864
Work in process	5,977	5,641
Finished goods	7,417	8,069
Provision for slow moving inventory	(1,276)	(574)
Total	$31,915	$30,000

6.  GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill at April 1, 2017 is as follows:

	Hydraulics	Electronics	Total
Balance at December 31, 2016	$2,214	$101,369	$103,583
Working capital adjustment	-	500	500
Currency translation	122	-	122
Balance at April 1, 2017	$2,336	$101,869	$104,205

As of April 1, 2017, no factors were identified that indicated impairment of the carrying value of the Company’s goodwill.

At April 1, 2017 and December 31, 2016, intangible assets consisted of the following:

	April 1, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name and Brands	$30,774	$(935)	$29,839	$30,774	$(541)	$30,233
Non-compete Agreements	950	(63)	887	950	(16)	934
Technology	18,435	(1,132)	17,303	18,435	(620)	17,815
Supply Agreement	21,000	(700)	20,300	21,000	(175)	20,825
Sales Order Backlog	620	(620)	-	620	(347)	273
Customer Relationships	39,751	(1,112)	38,639	39,751	(614)	39,137
Licensing Agreement	3,727	(451)	3,276	3,727	(379)	3,348
	$115,257	$(5,013)	$110,244	$115,257	$(2,692)	$112,565

Amortization expense of intangible assets for the three months ended April 1, 2017, and April 2, 2016 was approximately $2,310 and $187, respectively. Total estimated amortization expense of intangible assets for the years 2018 through 2022 is presented below. The remaining amortization for 2017 is approximately $6,112.

Year:
2018	$8,148
2019	8,148
2020	8,148
2021	8,117
2022	7,839
Total	$40,400

Intangibles acquired from the acquisition of Enovation Controls have been preliminarily valued. See detailed discussion at Note 3. Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the three months ended April 1, 2017.

7.  LONG-TERM DEBT

The Company has a revolving line of credit that provides for up to $300,000 of available credit, available through November 22, 2021. At April 1, 2017 and December 31, 2016, the balance on the revolving line was $124,000 and $140,000, respectively, with $176,000 and $160,000 of additional credit available, respectively, subject to pro forma compliance with debt covenants. The interest rate in effect at April 1, 2017 was 2.32%. Interest expense recognized during the three months ended April 1, 2017 totaled $725. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

8. INCOME TAXES

At April 1, 2017, the Company had an unrecognized tax benefit of $3,640 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of April 1, 2017, is not considered material to the Company’s consolidated financial statements.

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

9.  STOCK-BASED COMPENSATION

The Company’s 2011 Equity Incentive Plan (“2011 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At April 1, 2017, 453,937 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the three months ended April 1, 2017 and April 2, 2016, totaled $697 and $1,114, respectively.

The following table summarizes restricted stock activity from December 31, 2016, through April 1, 2017:

		Weighted
		average
	Number	grant-date
	of shares (in thousands)	fair value
Nonvested balance at December 31, 2016	104	$32.42
Granted	74	35.45
Vested	-	-
Forfeitures	(2)	31.85
Nonvested balance at April 1, 2017	176	$33.70

The Company had $3,786 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of April 1, 2017. That cost is expected to be recognized over a weighted average period of 1.56 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which only Sun Hydraulics US employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. The ESPP and U.K. plans authorize the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 6,627 shares at a weighted average price of $30.96, and 9,015 shares at a weighted average price of $23.61, under the ESPP and U.K. plans during the three months ended April 1, 2017 and April 2, 2016, respectively. The Company recognized $34 and $70 of compensation expense during the three months ended April 1, 2017 and April 2, 2016, respectively. At April 1, 2017, 571,665 shares remained available to be issued through the ESPP and the U.K. plan.

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

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 35,000 shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At April 1, 2017, 168,499 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 6,375 and 6,875 shares for the three months ended April 1, 2017 and April 2, 2016, respectively. The Company recognized director stock compensation expense of $226 and $233 for the three months ended April 1, 2017 and April 2, 2016, respectively.

10.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive Loss by Component

Three Months Ended April 1, 2017

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 31, 2016	$(391)	$(15,442)	$(15,833)
Other comprehensive (loss) income before reclassifications	(39)	1,951	1,912
Amounts reclassified from accumulated other comprehensive loss	168	-	168
Net current period other comprehensive income	129	1,951	2,080
Balance at April 1, 2017	$(262)	$(13,491)	$(13,753)

Reclassifications out of Accumulated Other Comprehensive Loss

Three Months Ended April 1, 2017

Details about Accumulated Other Comprehensive Income Components	Three Months Ended April 1, 2017	Affected Line Item in the Consolidated Statement of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$(47)	Miscellaneous expense, net
Other than temporary impairment	(220)	Miscellaneous expense, net
	(267)	Total before tax
	99	Tax benefit
	(168)	Net of tax
Total reclassifications for the period	$(168)

11.  SEGMENT REPORTING

For the three months ended April 2, 2016, the Company’s individual subsidiaries operated predominantly in a single industry as manufacturers and distributors of hydraulic components.  Given the similar nature of products offered for sale, the type of customers, the methods of distribution and how the Company was managed, the Company determined that it had only one operating and reporting segment for both internal and external reporting purposes.  With the acquisition of Enovation Controls on December 5, 2016, the Company re-evaluated the reportable operating segment presentation.  As of the date of the acquisition, the Company has two reportable segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served and the methods of distribution and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision makers. As a result of the re-evaluation of reportable operating segments, financial information for HCT is presented in the Electronics segment as of the beginning of the 2016 fiscal year.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to, Sun’s segments. These costs are presented in the Corporate and other line item below. For the three months ended April 1, 2017, the unallocated costs included certain corporate costs not deemed to be allocable to all segments of $200 and acquisition-related costs including charges related to inventory step-up to fair value of $1,774 and amortization of acquisition-related intangible assets of $2,250.  The accounting policies of Sun’s operating segments are the same as those used to prepare the accompanying consolidated financial statements.

The following table presents financial information by reportable segment:

	Three months ended
	April 1, 2017	April 2, 2016
Net sales
Hydraulics	$54,122	$50,183
Electronics	27,231	845
	$81,353	$51,028
Operating Income:
Hydraulics	$13,772	$11,926
Electronics	6,236	(40)
Corporate and other	(4,224)	-
	$15,784	$11,886
Depreciation and Amortization:
Hydraulics	$2,288	$2,394
Electronics	2,803	133
	$5,091	$2,527
Capital Expenditures:
Hydraulics	$611	$942
Electronics	147	57
	$758	$999

	April 1, 2017	December 31, 2016
Total Assets:
Hydraulics	$192,217	$193,722
Electronics	257,577	251,055
Total	$449,794	$444,777

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment:

	Three months ended
	April 1, 2017	April 2, 2016
Net sales
United States	$43,090	$21,403
Other Americas	4,198	3,312
Europe/Middle East/Africa	20,100	15,677
Asia/Pacific	13,965	10,636
Total	$81,353	$51,028

	April 1, 2017	December 31, 2016
Tangible long-lived assets
United States	$70,074	$71,802
Europe/Middle East/Africa	7,068	7,116
Asia/Pacific	1,608	1,597
Total	$78,750	$80,515

12.  RELATED PARTY TRANSACTIONS

Enovation Controls purchases and sells inventory to an entity partially owned by one of its officers. For the quarter ended April 1, 2017, sales to, and purchases from, the entity for inventory totaled $756 and $2,448, respectively. At April 1, 2017, amounts due from, and due to, the entity for inventory sales and purchases totaled $165 and $557, respectively.

In addition to these inventory transactions, Enovation Controls entered into a transition services agreement with the related party to provide, and receive, certain transition services for a period of up to 6 months for the majority of the services and up to one year for specified services. For the quarter ended April 1, 2017, sales and cost of sales recognized by Enovation Controls under the agreement totaled $650 and $479, respectively, and are included in miscellaneous expense, net in the Consolidated Statement of Operations. For the quarter ended April 1, 2017, purchases from the related party under the agreement totaled $411. At April 1, 2017, amounts due from, and due to, the related party under the transition services agreement totaled $650 and $411, respectively.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and those identified in Item 1A, "Risk Factors" included in our 2016 Annual Report on Form 10-K. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Enovation Controls was acquired on December 5, 2016.  Our consolidated operating results for the three months ended April 1, 2017 include the results of Enovation Controls, while our consolidated operating results for the three months ended April 2, 2016 do not. For comparability, see unaudited pro forma information included in Note 3 to the Financial Statements.

The operating results of the Hydraulics and Electronics segments included in MD&A are presented on a basis consistent with our internal management reporting. Segment information included in Note 11 to the financial statements is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the United States (“U.S. GAAP”), specifically the allocation of certain corporate and acquisition related costs, are included in Corporate and other.

Vision 2025

In 2016 we introduced our vision of the company for the next decade.  We believe it is important to reach a critical mass of $1 billion in sales by 2025 while remaining a technology leader in the industrial goods sector.  To achieve our target, we anticipate organic sales will reach up to $500 million and acquisitions will add another $500 million in revenue.  Through this growth, our decision-making process must consider our desire to maintain superior profitability and financial strength.

The acquisition of Enovation Controls was the first step to realizing our vision.  Enovation Controls improves and expands our technology offering, allows us to market integrated solutions of electronics and hydraulics, and, most importantly, advances our electrification and digitization initiatives across our product portfolio.  The acquisition brings Sun new end markets, diversification of our technology platform, and provides entry into highly sophisticated, specialized markets.  Enovation Controls provides us with a large team of over 100 electronic and software engineers with a track record of new product development and technical innovation. In addition, the sales team has developed strong customer relationships from which market insight can be drawn.

Product development is a key factor to organic growth in both the Hydraulics and Electronics segments, as well as joint development between the two segments.  In the Hydraulics segment, our most recent new product introductions have been electrically actuated valves.  We expect this trend to continue as capital goods markets move toward further electrification and digitalization of machines.  Product development in the Electronics segment is generally completed in conjunction with the customer, specifically in the Vehicle Technologies (“VT”) line of business.  The technology is then transferred to Power Controls (“PC”) products after implementation in VT.

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

Management utilizes financial and operational results by segment and at the consolidated level for decision-making purposes as well as evaluation.  Within each segment, global leaders are responsible for the coordination of their functional area as well as cross-

functional initiatives.   Small teams have been identified to work across both segments in areas of product management, sales, operations and finance.  Key performance indicators are utilized by each global functional area, segment and at the consolidated level.

Industry conditions

Demand for our products is dependent on demand for the industrial goods markets into which the products are incorporated.  The capital goods industries in general, and the Hydraulics and Electronics segments specifically, are subject to economic cycles.  According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 3.1% during the first quarter of 2017 after decreasing 9% in 2016, and decreasing 16% in 2015. The Institute of Printed Circuits Association reports that North American electronics business indicators are strengthening.  Electronics manufacturing services (EMS) and semiconductor industries saw strong growth in the first quarter of 2017, while printed circuit board (PCB) sales saw minimal growth. Other industry reports are forecasting single digit growth in 2017 in the EMS, PCB, display and semiconductor markets.

We utilize industry trend reports from various sources, as well as feedback from customers and distributors, to evaluate economic trends.  We also rely on global government statistics such as Gross Domestic Product and Purchasing Managers Index to understand higher level economic conditions.

Results for the first quarter

(in millions except net income per share)

	Three months ended
	April 1, 2017	April 2, 2016	Increase/Decrease
Net sales	$81.4	$51.0	59%
Net income	$10.2	$8.2	24%
Net income per share:
Basic and diluted	$0.38	$0.31	24%

First quarter sales, in both the Hydraulics and Electronics segments, were in line with our expectation.  In the Hydraulics segment, sales increased $3.9 million or 7.8%, over the first quarter of 2016, while the Electronics segment contributed $27.2 million or 33.5%, of total sales during the quarter. A strong increase in global demand was the primary driver for the increase in sales which occurred in all three of our geographic regions.  Sales outside the United States for the three month period ended April 1, 2017, were approximately 47% of total net sales. A strong U.S dollar adversely affected EPS by $0.04.

COMPARISON OF THE THREE MONTHS ENDED APRIL 1, 2017 AND APRIL 2, 2016

Hydraulics

The Hydraulics segment provides the global capital goods industries with hydraulic components and systems used to transmit power and control force, speed and motion.  On a component level, the Hydraulics segment designs and manufactures screw-in hydraulic cartridge valves, manifolds, and integrated fluid power packages and subsystems used in hydraulic systems. The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three months ended
	April 1, 2017	April 2, 2016	Increase/Decrease
Net sales	$54.1	$50.2	7.8%
Gross profit	$22.1	$19.3	14.8%
Gross profit %	40.9%	38.4%
Operating income	$13.8	$11.9	15.5%
Operating income %	25.4%	23.8%

First quarter net sales for the Hydraulics segment totaled $54.1 million, an increase of 7.8% over the prior year period. The increase was driven by an increase in demand in all geographic and end markets. Changes in exchange rates had a negative impact on sales of approximately $0.4 million.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three months ended
	April 1, 2017	April 2, 2016	Increase/Decrease
Americas	$24.7	$23.9	3.3%
Europe/Middle East/Africa	17.1	15.7	9.3%
Asia/Pacific	12.3	10.6	15.9%
Total	$54.1	$50.2

Increased demand in the U.S. and Canada resulted in sales to the Americas increasing $0.8 million, 3.3%, in the first quarter of 2017. Europe, the Middle East and Africa (“EMEA”) sales increased $1.4 million, 9.3%, in the first quarter of 2017, primarily related to increased demand in the United Kingdom, Germany, Spain and Sweden. Exchange rates had a negative impact on sales to EMEA of approximately $0.5 million in the first quarter of 2017. Asia/Pacific sales increased $1.7 million, 15.9%, in the first quarter of 2017, primarily related to increased demand in China. Exchange rates had a $0.1 million positive impact on Asia/Pacific sales in the first quarter of 2017.

Gross profit increased $2.8 million, 14.8%, compared to the first quarter of the prior year, and gross profit as a percentage of net sales increased to 40.9% for the first quarter of 2017. Increased sales volume impacted gross profit by approximately $1.5 million, and the remainder of the increase was a result of our ability to leverage our fixed costs combined with cost reduction efforts during the quarter. Selling, engineering and administrative expenses increased $1.0 million, or 13.0%, to $8.3 million in the first quarter of 2017, compared to $7.3 million in the first quarter of the prior year. Compensation costs, including CEO transition costs, accounted for 8.6% of the increase. Operating income increased $1.9 million, 15.5%, compared to the first quarter of the prior year, and operating income as a percentage of net sales increased to 25.4% for the first quarter of 2017. The increase primarily related to sales volume.

Electronics

The Electronics segment designs and manufactures electronic control, display and instrumentation solutions for recreational and off-highway vehicles and stationary and power generation equipment. End markets within the Electronics segment are divided into two lines of business: Power Controls and Vehicle Technologies.  Power Controls serves a variety of end markets with products such as displays, panels, gauges, controllers, battery chargers and various end devices.  Vehicle Technologies serves the recreational vehicles end market with products such as electronic controls, displays and instrumentation. The following table sets forth the results of operations for the Electronics segment (in millions):

Three months ended
April 1, 2017
Net sales	$27.2
Gross profit	$12.4
Gross profit %	45.7%
Operating income	$6.2
Operating income %	22.9%

Net sales for our Electronics segment totaled $27.2 million for the first quarter of 2017. Changes in exchange rates had a negative impact on sales of approximately $0.6 million. Third party export sales from the U.S. were $1.3 million in the first quarter of 2017. Enovation Controls contributed $26.6 in net sales during the first quarter of 2017. This represents a $7.1 million, 36%, increase over the net sales of the PC and VT lines of business of Enovation Controls during the first quarter of 2016, which was prior to our acquisition of the Company in the fourth quarter of 2016.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

Three months ended
April 1, 2017
Americas	$22.6
Europe/Middle East/Africa	3.0
Asia/Pacific	1.6
Total	$27.2

Sales to the Americas totaled $22.6 million, and represented 83.1% of total Electronics segment sales. Sales to the EMEA region totaled $3.0 million, and represented 10.9% of total Electronics segment sales. Exchange rates had a negative impact on sales to

EMEA of approximately $0.6 million in the first quarter of 2017. Sales to the Asia/Pacific region totaled $1.6 million, and represented 6.0% of total Electronics segment sales. Exchange rates had a minimal impact on Asia/Pacific sales during the first quarter of 2017.

For the first quarter of 2017, gross profit totaled $12.4 million, and gross profit as a percentage of net sales totaled 45.7%. Selling, engineering and administrative expenses totaled $6.2 million for the first quarter of 2017. Operating income for the Electronics segment totaled $6.2 million, with an operating margin of 22.9%.

Corporate and other

Certain costs are excluded from segment results as they are not used in evaluating the results of, or in allocating resources to, our segments. For the three months ended April 1, 2017, these costs included corporate costs not deemed to be allocable to all segments of $0.2 million and acquisition related costs including charges related to inventory step-up to fair value of $1.8 million and amortization of acquisition-related intangible assets of $2.2 million.  Amortization of inventory step-up to fair value was presented in cost of sales in the Consolidated Statement of Operations.

Interest Expense, net

Net interest expense was $0.6 million for the first quarter of 2017 compared to net interest income of $0.4 million for the prior year quarter. Interest expense for the first quarter of 2017 totaled $0.7 million compared to minimal interest expense for the first quarter of 2016. Total average cash and investments for the quarter ended April 1, 2017, was $78.1 million compared to $129.1 million for the quarter ended April 2, 2016. The funding of the acquisition of Enovation Controls during the fourth quarter of 2016 was the driver for the increase in interest expense and decrease in cash and short-term investments compared to the first quarter of 2016.

Income Taxes

The provision for income taxes for the quarter ended April 1, 2017, was 32.6% of pretax income compared to 32.7% for the quarter ended April 2, 2016. This effective rate relates to the relative levels of income and different tax rates in effect among the countries in which we sell our products.

Liquidity and Capital Resources

Historically, our primary source of capital has been cash generated from operations, although funding of acquisition activity in 2016 and short-term fluctuations in working capital requirements have been met through borrowings under revolving lines of credit as needed. Our principal uses of cash have been paying operating expenses, paying dividends to shareholders, making capital expenditures, and servicing debt.

The following tables summarizes our cash flows for the periods (in millions):

	Three months ended
	April 1, 2017	April 2, 2016	Increase/Decrease
Net cash provided by operating activities	$12.4	$10.5	$1.9
Net cash provided by investing activities	1.3	0.3	1.0
Net cash used in financing activities	(18.7)	(3.2)	(15.5)
Effect of exchange rates on cash	1.2	0.4	0.8
Net (decrease) increase in cash and cash equivalents	$(3.8)	$8.0	$(11.8)

Cash on hand decreased $3.8 million from $74.2 million at the end of 2016 to $70.4 million at April 1, 2017.

Cash from operations increased $1.9 million, 18.5%, compared to the prior year quarter. Net income for the first quarter of 2017 increased approximately $2.0 million compared to the first quarter of 2016. Changes in inventory and accounts receivable reduced cash by $15.7 million in the current quarter compared to a use of cash of $5.6 million during the first quarter of 2016. Days sales outstanding increased to 42 days in the first quarter of 2017 compared to 35 days in the first quarter of 2016. Days of inventory on hand increased to 58 for the first quarter of 2017 from 37 in the first quarter of 2016. These increases were primarily related to the addition of Enovation Controls during the fourth quarter of 2016. Accounts receivable balances increased $12.0 million during the first quarter of 2017 which is a direct result of the increase in net sales during the period compared to the fourth quarter of 2016.

Capital expenditures were $0.8 million for the three months ended April 1, 2017, primarily made up of purchases of machinery and equipment. Capital expenditures for 2017 are estimated to be between $8.0 million and $10 million, primarily consisting of purchases of machinery and equipment.

In 2016 we entered into a credit agreement with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The credit agreement provides us with a revolving line of credit of up to $300 million that is available through November 22, 2021. The credit agreement includes an accordion feature to increase the line of credit by up to an additional $100 million in the form of additional revolving credit loans or in the form of term loans. The loans under the line of credit will bear interest at the Euro Rate (as defined) or the Base Rate (as defined), at the Company’s option, plus the Applicable Margin (as defined) based on the Borrower’s Leverage Ratio (as defined). The Applicable Margin ranges from 1.25% to 2.25% for the Euro Rate and ranges from 0.25% to 1.25% for the Base Rate. Subject to customary breakage fees for loans under the Euro Rate Option that are prepaid on a day other than the last day of the applicable Interest Period, prepayment may be made without penalty or premium at any time upon the required notice to the Bank.

During the fourth quarter of 2016, we paid cash of approximately $61 million and borrowed $140 million on the line of credit to complete the acquisition of Enovation Controls. During the first quarter of 2017 we repaid $16 million of the borrowings.

During the first quarter of 2017, we declared a shared distribution dividend of $0.02 per share payable on March 31, 2017, to shareholders of record as of March 15, 2017 and a quarterly cash dividend of $0.09 per share payable on April 15, 2017, to shareholders of record as of March 31, 2017. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value of short-term investments. Our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2016, and did not change during the first quarter of 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk,” in our 2016 Annual Report on Form 10-K filed on February 28, 2017. There were no material changes during the three months ended April 1, 2017.

Item 4. CONTROLS AND PROCEDURES

As of April 1, 2017, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 1, 2017, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the period ended April 1, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of stock repurchases for the three months ended April 1, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 28	—
January 29 through February 25	—
February 26 through April 1	225	$35.47

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 9, 2017.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)