Form 10-Q
period 2017-07-01
SUN HYDRAULICS CORP
filed 2017-08-08
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

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

The Registrant had 27,058,651 shares of common stock, par value $.001, outstanding as of July 28, 2017.

Sun Hydraulics Corporation

INDEX

For the quarter ended

July 1, 2017

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	July 1, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,673	$74,221
Restricted cash	126	37
Accounts receivable, net of allowance for doubtful accounts of $313 and $101	40,214	25,730
Inventories, net	38,482	30,000
Income taxes receivable	—	512
Short-term investments	3,846	6,825
Other current assets	4,291	3,943
Total current assets	165,632	141,268
Property, plant and equipment, net	78,250	80,515
Deferred income taxes	4,050	3,705
Goodwill	110,477	103,583
Other intangibles, net	108,206	112,565
Other assets	2,678	3,141
Total assets	$469,293	$444,777
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$16,032	$10,166
Accrued expenses and other liabilities	8,563	7,456
Current portion of contingent consideration	16,890	10,765
Dividends payable	2,435	2,424
Income taxes payable	1,495	265
Total current liabilities	45,415	31,076
Revolving line of credit	124,000	140,000
Contingent consideration, less current portion	32,692	24,312
Deferred income taxes	6,654	9,501
Other noncurrent liabilities	3,786	3,491
Total liabilities	212,547	208,380
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 27,050,779 and 26,936,021 shares outstanding	27	27
Capital in excess of par value	92,659	89,718
Retained earnings	174,580	162,485
Accumulated other comprehensive loss	(10,520)	(15,833)
Total shareholders' equity	256,746	236,397
Total liabilities and shareholders' equity	$469,293	$444,777

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	July 1, 2017	July 2, 2016
	(unaudited)	(unaudited)
Net sales	$89,335	$50,809
Cost of sales	50,752	31,856
Gross profit	38,583	18,953
Selling, engineering and administrative expenses	15,843	8,394
Amortization of intangible assets	2,039	115
Operating income	20,701	10,444
Interest expense (income), net	964	(386)
Foreign currency transaction loss (gain), net	7	(151)
Miscellaneous expense, net	635	387
Change in fair value of contingent consideration	8,191	—
Income before income taxes	10,904	10,594
Income tax provision	3,620	3,604
Net income	$7,284	$6,990
Basic and diluted net income per common share	$0.27	$0.26
Basic and diluted weighted average shares outstanding	27,046	26,908
Dividends declared per share	$0.09	$0.09

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Six months ended
	July 1, 2017	July 2, 2016
	(unaudited)	(unaudited)
Net sales	$170,688	$101,837
Cost of sales	99,311	63,343
Gross profit	71,377	38,494
Selling, engineering and administrative expenses	30,544	15,862
Amortization of intangible assets	4,348	302
Operating income	36,485	22,330
Interest expense (income), net	1,589	(758)
Foreign currency transaction gain, net	(40)	(265)
Miscellaneous expense, net	702	564
Change in fair value of contingent consideration	8,191	—
Income before income taxes	26,043	22,789
Income tax provision	8,548	7,591
Net income	$17,495	$15,198
Basic and diluted net income per common share	$0.65	$0.57
Basic and diluted weighted average shares outstanding	26,996	26,857
Dividends declared per share	$0.20	$0.22

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$7,284	$6,990	$17,495	$15,198
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	3,240	(2,510)	5,191	(2,192)
Unrealized (loss) gain on available-for-sale securities, net of tax	(7)	457	122	653
Total other comprehensive income (loss)	3,233	(2,053)	5,313	(1,539)
Comprehensive income	$10,517	$4,937	$22,808	$13,659

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	income (loss)	Total

Balance, December 31, 2016	-	$-	26,936	$27	$89,718	$162,485	$(15,833)	$236,397
Shares issued, Restricted Stock			71					-
Shares issued, other compensation			13					-
Shares issued, ESPP			14		465			465
Shares issued, shared distribution			17		628			628
Stock-based compensation					1,848			1,848
Dividends declared						(5,400)		(5,400)
Net income						17,495		17,495
Other comprehensive income							5,313	5,313
Balance, July 1, 2017	-	$-	27,051	$27	$92,659	$174,580	$(10,520)	$256,746

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Six months ended
	July 1, 2017	July 2, 2016
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$17,495	$15,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,855	5,034
Loss on disposal of assets	692	316
Stock-based compensation expense	2,038	2,884
Amortization of debt issuance costs	202	—
Allowance for doubtful accounts	119	34
Provision for slow moving inventory	108	—
Benefit for deferred income taxes	(3,229)	(131)
Amortization of acquisition related inventory step-up	1,774	—
Change in fair value of contingent consideration	8,191	—
(Increase) decrease in:
Accounts receivable	(14,191)	(6,254)
Inventories	(10,120)	737
Income taxes receivable	512	123
Other current assets	(303)	249
Other assets	98	(55)
Increase (decrease) in:
Accounts payable	5,796	1,035
Accrued expenses and other liabilities	1,145	1,399
Income taxes payable	1,207	1,634
Other noncurrent liabilities	295	(260)
Net cash provided by operating activities	21,684	21,943
Cash flows from investing activities:
Investment in licensed technology	—	(850)
Capital expenditures	(3,305)	(2,557)
Proceeds from dispositions of equipment	18	2
Purchases of short-term investments	—	(9,637)
Proceeds from sale of short-term investments	2,938	15,803
Net cash (used in) provided by investing activities	(349)	2,761
Cash flows from financing activities:
Repayment of borrowings on revolving line of credit	(16,000)	—
Proceeds from stock issued	465	418
Dividends to shareholders	(5,390)	(5,900)
Change in restricted cash	—	4
Net cash used in financing activities	(20,925)	(5,478)
Effect of exchange rate changes on cash and cash equivalents	4,042	(1,529)
Net increase in cash and cash equivalents	4,452	17,697
Cash and cash equivalents, beginning of period	74,221	81,932
Cash and cash equivalents, end of period	$78,673	$99,629
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$9,506	$5,582
Interest	$1,926	$—
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$628	$1,679
Unrealized gain on available for sales securities	$122	$653
Measurement period adjustment to goodwill and contingent consideration	$6,314	$—

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(In thousands except share and per share data)

1. COMPANY BACKGROUND

Sun Hydraulics Corporation (“Sun”, “we”, “our”, “us” or the “Company”), together with its wholly-owned subsidiaries, is an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets. Sun operates in two business segments:  Hydraulics and Electronics. The Hydraulics segment consists of all of the global, historical Sun Hydraulics companies and serves the hydraulics market as a leading manufacturer of high-performance screw-in hydraulic cartridge valves, electro-hydraulics, manifolds, and integrated package solutions for the worldwide industrial and mobile hydraulics markets. The Electronics segment is served by two of Sun’s wholly-owned subsidiaries: Enovation Controls, LLC, (“Enovation Controls”) and High Country Tek (“HCT”). Enovation Controls is a global provider of innovative electronic control, display and instrumentation solutions for both recreational and off-highway vehicles, as well as stationary and power generation equipment. HCT is an independent designer and producer of modular, robust, reliable digital and analog electronic controller products for the fluid power industry.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed by Sun Hydraulics Corporation with the Securities and Exchange Commission on February 28, 2017. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the six month period ended July 1, 2017, are not necessarily indicative of the results that may be expected for the period ending December 30, 2017.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company currently anticipates adopting the standard for the annual and interim periods beginning on December 31, 2017, using the cumulative catch-up transition method. Management’s evaluation of the directional impacts of adopting the new standard on the timing of revenue recognition is in progress, and is expected to be complete during the quarter ended September 30, 2017. The detailed analysis of the impact on the timing of revenue recognition and the cumulative catch-up adjustment will be completed prior to the end of the 2017 fiscal year.

Earnings per share

The following table represents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$7,284	$6,990	$17,495	$15,198
Basic and diluted weighted average shares outstanding	27,046	26,908	26,996	26,857
Basic and diluted net income per common share	$0.27	$0.26	$0.65	$0.57

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

The contingent consideration arrangement requires the Company to pay up to $50,000 of additional consideration to Enovation Controls’ former owners based on defined revenue and EBITDA targets. The potential payments are due in three installments, to be paid during the 9, 18 and 27 month periods after closing. See Note 4 to the Financial Statements for a summary of the changes in estimated fair value of the contingent consideration liability.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. Management is currently awaiting additional information to complete the valuation of identified intangible assets and related deferred income taxes. As additional information, as of the acquisition date, becomes available and as management completes its evaluation, the preliminary purchase price allocation may be revised during the remainder of the measurement period (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes may be material as the fair values are finalized.

The fair value of total purchase consideration consisted of the following:

Cash	$201,020
Fair value of contingent consideration	41,391
Post closing adjustment for working capital	500
Total purchase consideration	242,911
Less: cash acquired	(964)
Total purchase consideration, net of cash acquired	$241,947

The preliminary allocation of the total purchase price, net of cash acquired, is as follows:

Accounts receivable	$9,502
Inventories	16,979
Other current assets	176
Property, plant and equipment	10,546
Goodwill	105,481
Intangible assets	108,070
Other assets	8
Total assets acquired	250,762
Accounts payable	(3,260)
Accrued expenses and other liabilities	(3,745)
Deferred income taxes	(1,810)
Total liabilities assumed	(8,815)
Fair value of net assets acquired	$241,947

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

	Three months ended	Six months ended
	July 2, 2016	July 2, 2016
Net sales	$70,499	$141,354
Operating income	12,732	26,497
Net income	7,973	17,078
Basic and diluted net income per common share	0.30	0.64

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

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at July 1, 2017 and December 31, 2016. The fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other liabilities approximates their carrying value, due to their short-term nature.

	July 1, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$—	$21	$—	$21
Mutual funds	1,483	—	(149)	1,334
Subtotal	1,483	21	(149)	1,355
Level 2:
Corporate fixed income	1,455	2	(228)	1,229
Municipal bonds	1,336	$—	(74)	1,262
Subtotal	2,791	2	(302)	2,491
Total	$4,274	$23	$(451)	$3,846
Liabilities
Level 3:
Contingent consideration				$49,582
Total				$49,582

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$—	$31	$—	$31
Mutual funds	1,483	$—	(159)	1,324
Subtotal	1,483	31	(159)	1,355
Level 2:
Corporate fixed income	4,288	9	(408)	3,889
Municipal bonds	1,675	$—	(94)	1,581
Subtotal	5,963	9	(502)	5,470
Total	$7,446	$40	$(661)	$6,825
Liabilities
Level 3:
Contingent consideration				$35,077
Total				$35,077

The Company recognized a net realized loss on investments during the six months ended July 1, 2017 of $259 and a net realized loss of $309 during the six months ended July 2, 2016. As of July 1, 2017, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the six months ended July 1, 2017 and July 2, 2016, the Company recognized impairment charges of $220 and $276, respectively, which are included in the net realized losses for the period.

Maturities of investments at July 1, 2017 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$401	$278
Due after one year but within five years	1,214	1,169
Due after five years but within ten years	469	394
Due after ten years	707	650
Total	$2,791	$2,491

A summary of the changes in the estimated fair value of contingent consideration at July 1, 2017 is as follows:

Balance at December 31, 2016	$35,077
Measurement period adjustment	6,314
Change in estimated fair value	7,563
Accretion in value	628
Balance at July 1, 2017	$49,582

The fair value of the contingent consideration arrangement was estimated using a risk-adjusted probability analysis. During the second quarter of 2017 management completed the valuation of the acquisition date fair value of contingent consideration resulting in a measurement period adjustment which increased the fair value of the liability and goodwill by $6,314. Also during the second quarter of 2017, an adjustment to the fair value of contingent consideration was recorded based on Enovation Controls’ results of operations during the period and managements revision of revenue and EBITDA forecasts. The adjustment was not considered a measurement period adjustment and was therefore recognized in current period earnings.

5.  INVENTORIES

	July 1, 2017	December 31, 2016
Raw materials	$24,242	$16,864
Work in process	6,035	5,641
Finished goods	9,323	8,069
Provision for slow moving inventory	(1,118)	(574)
Total	$38,482	$30,000

6.  GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill at July 1, 2017 is as follows:

	Hydraulics	Electronics	Total
Balance at December 31, 2016	$2,214	$101,369	$103,583
Working capital adjustment	—	500	500
Measurement period adjustment	—	6,314	6,314
Currency translation	80	—	80
Balance at July 1, 2017	$2,294	$108,183	$110,477

As of July 1, 2017, no factors were identified that indicated impairment of the carrying value of the Company’s goodwill.

At July 1, 2017 and December 31, 2016, intangible assets consisted of the following:

	July 1, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name and Brands	$30,774	$(1,330)	$29,444	$30,774	$(541)	$30,233
Non-compete Agreements	950	(111)	839	950	(16)	934
Technology	18,435	(1,645)	16,790	18,435	(620)	17,815
Supply Agreement	21,000	(1,225)	19,775	21,000	(175)	20,825
Sales Order Backlog	620	(620)	—	620	(347)	273
Customer Relationships	39,751	(1,610)	38,141	39,751	(614)	39,137
Licensing Agreement	3,727	(510)	3,217	3,727	(379)	3,348
	$115,257	$(7,051)	$108,206	$115,257	$(2,692)	$112,565

Amortization expense of intangible assets for the six months ended July 1, 2017, and July 2, 2016 was approximately $4,348 and $302, respectively. Total estimated amortization expense of intangible assets for the years 2018 through 2022 is presented below. The remaining amortization for 2017 is approximately $4,074.

Year:
2018	$8,148
2019	8,148
2020	8,148
2021	8,117
2022	7,839
Total	$40,400

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the six months ended July 1, 2017.

7.  LONG-TERM DEBT

The Company has a revolving line of credit that provides for up to $300,000 of available credit, available through November 22, 2021. At July 1, 2017 and December 31, 2016, the balance on the revolving line was $124,000 and $140,000, respectively, with $176,000 and $160,000 of additional credit available, respectively, subject to pro forma compliance with debt covenants. The interest rate in effect at July 1, 2017 was 2.92%. Interest expense recognized during the six months ended July 1, 2017 totaled $1,778. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

8. INCOME TAXES

At July 1, 2017, the Company had an unrecognized tax benefit of $3,786 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of July 1, 2017, is not considered material to the Company’s consolidated financial statements.

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

9.  STOCK-BASED COMPENSATION

The Company’s 2011 Equity Incentive Plan (“2011 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At July 1, 2017, 453,737 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the six months ended July 1, 2017 and July 2, 2016, totaled $1,397 and $2,316, respectively.

The following table summarizes restricted stock activity from December 31, 2016, through July 1, 2017:

		Weighted
		average
	Number of shares	grant-date
	(in thousands)	fair value
Nonvested balance at December 31, 2016	104	$32.42
Granted	74	35.45
Vested	(35)	33.75
Forfeitures	(2)	31.85
Nonvested balance at July 1, 2017	141	$33.81

The Company had $3,102 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of July 1, 2017. That cost is expected to be recognized over a weighted average period of 1.15 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which only Sun Hydraulics US employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. The ESPP and U.K. plans authorize the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 15,090 shares at a weighted average price of $30.90, and 25,896 shares at a weighted average price of $25.89, under the ESPP and U.K. plans during the six months ended July 1, 2017 and July 2, 2016, respectively. The Company recognized $131 and $137 of compensation expense during the six months ended July 1, 2017 and July 2, 2016, respectively. At July 1, 2017, 563,202 shares remained available to be issued through the ESPP and the U.K. plan.

In March 2012, the Board of Directors adopted the Sun Hydraulics Corporation 2012 Nonemployee Director Fees Plan (the “2012 Directors Plan”), which was approved by the shareholders of the Company at its 2012 annual meeting. Under the 2012 Directors Plan, Nonemployee Directors are compensated for their Board service solely in shares of Common Stock.  In February 2015, the Board adopted amendments to the 2012 Directors Plan which revised the compensation for Nonemployee Directors. Each Nonemployee Director now receives an annual retainer of 2,000 shares of Common Stock. The Chairman’s retainer is twice that of a regular director, and the retainer for the chairs of each Board Committee is 150% that of a regular director.  In addition, each Nonemployee Director receives 250 shares of Common Stock for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board. In June 2015, the Company's shareholders approved the amendments to the 2012 Directors Plan.

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors under the 2012 Directors Plan, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 35,000 shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At July 1, 2017, 162,124 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 12,750 shares for the six months ended July 1, 2017 and July 2, 2016, respectively. The Company recognized director stock compensation expense of $501 and $407 for the six months ended July 1, 2017 and July 2, 2016, respectively.

10.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive Loss by Component

Six Months Ended July 1, 2017

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 31, 2016	$(391)	$(15,442)	$(15,833)
Other comprehensive (loss) income before reclassifications	(41)	5,191	5,150
Amounts reclassified from accumulated other comprehensive loss	163	—	163
Net current period other comprehensive income	122	5,191	5,313
Balance at July 1, 2017	$(269)	$(10,251)	$(10,520)

Reclassifications out of Accumulated Other Comprehensive Loss

Six Months Ended July 1, 2017

Details about Accumulated Other Comprehensive Income Components	Six Months Ended July 1, 2017	Affected Line Item in the Consolidated Statement of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$(39)	Miscellaneous expense, net
Other than temporary impairment	(220)	Miscellaneous expense, net
	(259)	Total before tax
	96	Tax benefit
	(163)	Net of tax
Total reclassifications for the period	$(163)

11.  SEGMENT REPORTING

For the six months ended July 2, 2016, the Company’s individual subsidiaries operated predominantly in a single industry as manufacturers and distributors of hydraulic components.  Given the similar nature of products offered for sale, the type of customers, the methods of distribution and how the Company was managed, the Company determined that it had only one operating and reporting segment for both internal and external reporting purposes.  With the acquisition of Enovation Controls on December 5, 2016, the Company re-evaluated the reportable operating segment presentation.  As of the date of the acquisition, the Company has two reportable segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served and the methods of distribution and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision makers. As a result of the re-evaluation of reportable operating segments, financial information for HCT is presented in the Electronics segment as of the beginning of the 2016 fiscal year.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to, Sun’s segments. These costs are presented in the Corporate and other line item below. For the six months ended July 1, 2017, the unallocated costs included certain corporate costs not deemed to be allocable to all segments of $300 and acquisition-related costs including charges related to inventory step-up to fair value of $1,774 and amortization of acquisition-related intangible assets of $4,227. The accounting policies of Sun’s operating segments are the same as those used to prepare the accompanying consolidated financial statements.

The following table presents financial information by reportable segment:

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales
Hydraulics	$60,818	$49,915	$114,940	$100,098
Electronics	28,517	894	55,748	1,739
	$89,335	$50,809	$170,688	$101,837
Operating Income:
Hydraulics	$16,359	$10,642	$30,131	$22,568
Electronics	6,419	(198)	12,655	(238)
Corporate and other	(2,077)	—	(6,301)	—
	$20,701	$10,444	$36,485	$22,330
Depreciation and Amortization:
Hydraulics	$2,241	$2,386	$4,529	$4,780
Electronics	2,523	121	5,326	254
	$4,764	$2,507	$9,855	$5,034
Capital Expenditures:
Hydraulics	$1,465	$1,493	$2,076	$2,435
Electronics	1,082	65	1,229	122
	$2,547	$1,558	$3,305	$2,557

	July 1, 2017	December 31, 2016
Total Assets:
Hydraulics	$198,887	$193,722
Electronics	270,406	251,055
Total	$469,293	$444,777

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment:

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales
Americas	$52,705	$23,402	$99,993	$48,117
Europe/Middle East/Africa	19,229	15,803	39,329	31,480
Asia/Pacific	17,401	11,604	31,366	22,240
Total	$89,335	$50,809	$170,688	$101,837

	July 1, 2017	December 31, 2016
Tangible long-lived assets
Americas	$69,007	$71,802
Europe/Middle East/Africa	7,340	7,116
Asia/Pacific	1,903	1,597
Total	$78,250	$80,515

12.  RELATED PARTY TRANSACTIONS

Enovation Controls purchases and sells inventory to an entity partially owned by one of its officers. For the six months ended July 1, 2017, sales to, and purchases from, the entity for inventory totaled $1,299 and $5,805, respectively. At July 1, 2017, amounts due from, and due to, the entity for inventory sales and purchases totaled $548 and $723, respectively.

In addition to these inventory transactions, Enovation Controls entered into a transition services agreement with the related party to provide, and receive, certain transition services for a period of up to one year for specified services. For the six months ended July 1, 2017, sales and cost of sales recognized by Enovation Controls under the agreement totaled $1,217 and $968, respectively, and are included in miscellaneous expense, net in the Consolidated Statement of Operations. For the six months ended July 1, 2017, purchases from the related party under the agreement totaled $856. At July 1, 2017, amounts due from, and due to, the related party under the transition services agreement totaled $238 and $192, respectively.

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

Enovation Controls was acquired on December 5, 2016.  Our consolidated operating results for the six months ended July 1, 2017 include the results of Enovation Controls, while our consolidated operating results for the six months ended July 2, 2016 do not. For comparability, see unaudited pro forma information included in Note 3 to the Financial Statements.

The operating results of the Hydraulics and Electronics segments included in MD&A are presented on a basis consistent with our internal management reporting. Segment information included in Note 11 to the Financial Statements is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the United States (“U.S. GAAP”), specifically the allocation of certain corporate and acquisition-related costs, are included in Corporate and Other.

Vision 2025

In 2016 we introduced our vision for the Company for the next decade.  We believe it is important to reach a critical mass of $1 billion in sales by 2025 while remaining a technology leader in the industrial goods sector.  To achieve our target, we anticipate organic sales of our pre-Enovation Controls historic business will reach up to $500 million and acquisitions (including Enovation Controls) will add another $500 million in revenue.  Through this growth, our decision-making process will consider our desire to maintain superior profitability and financial strength.

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

Product development is a key factor to organic growth in both the Hydraulics and Electronics segments, as well as joint development between the two segments.  In the Hydraulics segment, our most recent new product introductions have been electrically actuated valves.  We expect the trend for development of similar types of products to continue as capital goods markets move toward further electrification and digitalization of machines.  Product development in the Electronics segment is generally completed in conjunction with the customer, specifically in the Vehicle Technologies (“VT”) line of business.  The technology is then transferred to Power Controls (“PC”) products after implementation in VT.

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

Industry conditions

Demand for our products is dependent on demand for the industrial goods markets into which the products are incorporated.  The capital goods industries in general, and the Hydraulics and Electronics segments specifically, are subject to economic cycles.  According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 6.2% during the first half of 2017 after decreasing 9% in 2016, and decreasing 16% in 2015. The Institute of Printed Circuits Association reports that North American electronics business indicators suggest the likelihood of continued sales growth in the industry this year, but with some volatility.  Electronics manufacturing services (EMS) and semiconductor sales saw strong growth in the first half of 2017, while printed circuit board (PCB) sales saw some growth as well.

We utilize industry trend reports from various sources, as well as feedback from customers and distributors, to evaluate economic trends.  We also rely on global government statistics such as Gross Domestic Product and Purchasing Managers Index to understand higher level economic conditions.

Results for the second quarter

(in millions except net income per share)

	Three Months Ended
	July 1, 2017	July 2, 2016	% Change
Net sales	$89.3	$50.8	76%
Net income	$7.3	$7.0	4%
Net income per share:
Basic and diluted	$0.27	$0.26	4%

	Six Months Ended
	July 1, 2017	July 2, 2016	% Change
Net sales	$170.7	$101.8	68%
Net income	$17.5	$15.2	15%
Net income per share:
Basic and diluted	$0.65	$0.57	14%

Second quarter sales, in both the Hydraulics and Electronics segments, exceeded expectations.  Consolidated Q2 sales increased 76% over the prior year. Our Hydraulics segment sales were up $10.9 million, 21.8%, and our Electronics segment sales were up $27.6 million, primarily attributable to Enovation Controls, acquired in December 2016. We continue to see an increase in global demand driving the growth in sales in all of our geographic regions. Additionally, we are starting to realize returns on investments made in global sales and marketing initiatives. A strong U.S dollar adversely affected sales and EPS during the second quarter by $0.9 million and $0.03, respectively.

Enovation Controls’ sales and operating results have exceeded our year-to-date forecast, and projections for the remainder of 2017 have improved. This strong performance was driven by higher demand in the power controls and recreational vehicle end markets and led to an increase in the fair value of the acquisition-related contingent consideration liability during Q2. The contingent consideration is based on defined revenue and EBITDA targets through early 2019. The change in fair value during Q2, in excess of the acquisition date fair value, was recognized in earnings and negatively impacted Q2 and year-to-date net income and EPS, net of tax, by $5.3 million and $0.19, respectively.

2017 Outlook

Consolidated revenue for the 2017 year is expected to be between $315 million and $330 million, with the Hydraulics segment contributing between $215 million and $225 million and the Electronics segment contributing between $100 million and $105 million. Consolidated operating margin, prior to acquisition-related amortization expense, is expected to be 22% to 24% for the 2017 year. Consolidated interest expense is expected to be between $4.2 million and $4.4 million, prior to considering the offsetting interest income. The full year tax effective rate is anticipated to be 32% to 34%. Capital expenditures are estimated to be between $20 million and $25 million. Depreciation and amortization are estimated to be between $12 million to $13 million and between $8 million and $9 million, respectively.

SEGMENT RESULTS

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

	Three months ended
	July 1, 2017	July 2, 2016	% Change
Net sales	$60.8	$49.9	21.8%
Gross profit	$25.6	$18.6	37.6%
Gross profit %	42.1%	37.3%
Operating income	$16.4	$10.6	54.7%
Operating income %	27.0%	21.2%

	Six months ended
	July 1, 2017	July 2, 2016	% Change
Net sales	$114.9	$100.1	14.8%
Gross profit	$47.6	$37.9	25.6%
Gross profit %	41.4%	37.9%
Operating income	$30.1	$22.6	33.2%
Operating income %	26.2%	22.6%

Second quarter net sales for the Hydraulics segment totaled $60.8 million, representing growth of $10.9 million, 21.8%, over the prior-year period. Year-to-date net sales for the Hydraulics segment totaled $114.9 million, representing growth of $14.8 million, 14.8%, over the prior-year period. The growth was driven by increased demand in all geographic and end markets and was also impacted by global sales and marketing initiatives. Changes in exchange rates had a negative impact on sales of $0.5 million for the second quarter and $0.9 million year to date.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three months ended
	July 1, 2017	July 2, 2016	% Change
Americas	$28.2	$22.5	25.3%
Europe/Middle East/Africa	16.6	15.8	5.1%
Asia/Pacific	16.0	11.6	37.9%
Total	$60.8	$49.9

	Six months ended
	July 1, 2017	July 2, 2016	% Change
Americas	$52.8	$46.4	13.8%
Europe/Middle East/Africa	33.7	31.5	7.0%
Asia/Pacific	28.4	22.2	27.9%
Total	$114.9	$100.1

Increased demand in the U.S. and Canada resulted in sales to the Americas growing by $5.7 million, 25.3%, in the second quarter of 2017 and $6.4 million, 13.8%, year to date.

Sales to Europe, the Middle East and Africa (“EMEA”) went up $0.8 million, 5.1%, in the second quarter of 2017 and $2.2 million, 7.0%, year to date. Increased demand, primarily in the United Kingdom, Germany and Spain led to the growth. Exchange rates had a negative impact on sales to EMEA of approximately $0.6 million in the second quarter of 2017 and $1.1 million year to date.

Sales to the Asia/Pacific region went up $4.4 million, 37.9%, in the second quarter of 2017 and $6.2 million, 27.9%, year to date. Increased demand in China and South Korea and sales and marketing initiatives in the region led to the growth. Exchange rates had a $0.1 million positive impact on Asia/Pacific sales in the second quarter of 2017 and $0.2 million year to date.

Second quarter gross profit grew $7.0 million, 37.6%, compared to the second quarter of the prior year, and gross profit as a percentage of net sales improved to 42.1% for the second quarter of 2017. Increased sales volume impacted gross profit by approximately $4.0 million during Q2. Year-to-date gross profit grew $9.7 million, 25.6%, compared to 2016, and gross profit as a percentage of net sales improved to 41.4%. Increased sales volume impacted gross profit year to date by approximately $5.6 million. The remainder of the growth in gross profit was a result of our ability to leverage our fixed costs, combined with cost reduction efforts during the year.

Second quarter operating income grew $5.8 million, 54.7%, compared to the second quarter of the prior year, and operating income as a percentage of net sales improved to 27.0% for the second quarter of 2017. Year-to-date operating income grew $7.5 million, 33.2%, and year-to-date operating income as a percentage of net sales improved to 26.2%. The improvement in operating income during 2017 was primarily due to sales volume and improved gross profit.  Second quarter growth in operating income was also related to a reduction in selling, engineering and administrative costs as a percentage of sales, 15.2% in Q2 2017 compared to 16.2% in Q2 2016.

Selling, engineering and administrative expenses (“SEA”) grew $1.1 million, or 13.6%, to $9.2 million in the second quarter of 2017, compared to $8.1 million in the second quarter of the prior year. Year-to-date SEA costs grew $2.2 million, or 14.5%, to $17.4 million, compared to $15.2 million in the prior year. The fluctuations were due to the following: increased compensation costs, primarily related to investments in strong talent necessary to support our initiatives to drive future profitability, increased professional fees for legal and advisory services related to special projects, increased insurance costs for an extraordinary claim that occurred during the second quarter of 2017 and lower CEO transition costs in 2017 compared to year to date 2016.

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

	Three months ended	Six months ended
	July 1, 2017	July 1, 2017
Net sales	$28.5	$55.8
Gross profit	$13.0	$25.6
Gross profit %	45.6%	45.9%
Operating income	$6.4	$12.7
Operating income %	22.5%	22.8%

Net sales for our Electronics segment totaled $28.5 million for the second quarter of 2017, $27.8 million of which were contributed by Enovation Controls. This represented an $8.4 million, 44%, increase in the net sales of the PC and VT lines of business of Enovation Controls during the second quarter of 2016, which was prior to our acquisition of Enovation Controls in the fourth quarter of 2016. Year-to-date net sales for our Electronics segment totaled $55.8 million, of which $54.3 million were contributed by Enovation Controls, representing a $15.5 million, 40%, increase over the net sales of the PC and VT lines of business of Enovation Controls during the same period of 2016, which was prior to our acquisition of Enovation Controls in the fourth quarter of 2016.

The sales growth was driven by demand in the power controls and recreational vehicle end markets and our proactive sales initiatives as well as increased demand for new products developed in the past year. Changes in exchange rates had a negative impact on Q2 sales of approximately $0.4 million and year to date of $1.0 million.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three months ended	Six months ended
	July 1, 2017	July 1, 2017
Americas	$24.5	$47.2
Europe/Middle East/Africa	2.6	5.6
Asia/Pacific	1.4	3.0
Total	$28.5	$55.8

Sales to the Americas totaled $24.5 million during Q2 and $47.2 million year to date. Sales to the EMEA region totaled $2.6 million during Q2 and $5.6 million year to date. Exchange rates had a negative impact on sales to EMEA of approximately $0.4 million in the second quarter of 2017 and $0.9 million year to date. Sales to the Asia/Pacific region totaled $1.4 million for Q2 and $3.0 million year to date. Exchange rates had a minimal impact on Asia/Pacific sales during 2017.

For the second quarter of 2017, gross profit totaled $13.0 million, and gross profit as a percentage of net sales totaled 45.6%. Selling, engineering and administrative expenses totaled $6.6 million for the second quarter of 2017 and operating income for the Electronics segment totaled $6.4 million, with an operating margin of 22.5%. Year-to-date gross profit totaled $25.6 million, and gross profit as a percentage of net sales totaled 45.9%. Selling, engineering and administrative expenses totaled $12.8 million year to date 2017 and operating income for the Electronics segment totaled $12.7 million, with an operating margin of 22.8%.

Corporate and Other

Certain costs are excluded from segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the three months ended July 1, 2017, these costs included corporate costs not deemed to be allocable to either operating segment of $0.1 million and amortization of acquisition-related intangible assets of $2.0 million. Year to date 2017, these costs included corporate costs not deemed to be allocable to all segments of $0.3 million, acquisition-related costs including charges related to inventory step-up to fair value of $1.8 million and amortization of acquisition-related intangible assets of $4.2 million.

Interest Expense, net

Net interest expense was $1.0 million for the second quarter of 2017 compared to net interest income of $0.4 million for the prior-year quarter. Interest expense for the second quarter of 2017 totaled $1.1 million compared to minimal interest expense for the second quarter of 2016. Year-to-date net interest expense was $1.6 million compared to net interest income of $0.8 million for 2016. Year-to-date interest expense was $1.8 million compared to minimal interest expense for the same period of 2016.

Total average cash and investments for the quarter ended July 1, 2017, totaled $78.9 million compared to $134.9 million for the quarter ended July 2, 2016. Total average cash and investments year to date 2017 totaled $81.7 million compared to $132.0 million for the same period of 2016. The funding of the acquisition of Enovation Controls during the fourth quarter of 2016 was the driver for the increases in interest expense and decreases in average cash and short-term investments.

Change in Fair Value of Contingent Consideration

The fair value of our acquisition-related contingent consideration liability is revalued each quarter to its estimated fair value, and changes are recorded in earnings of the period. Changes in fair value are primarily a result of actual sales volume and EBITDA results of Enovation Controls for the period as well as changes in the probabilities of estimated future sales volume and EBITDA results of Enovation Controls. During the second quarter of 2017 the fair value of the liability increased by $8.2 million over the final acquisition date fair value estimate of $41.4 million, to $49.6 million.

Income Taxes

The provision for income taxes for the quarter ended July 1, 2017, was 33.2% of pretax income compared to 34.0% for the quarter ended July 2, 2016. The year-to-date provision for income taxes was 32.8% of pretax income compared to 33.3% for the same period of 2016. These effective rates relate to the relative levels of income and different tax rates in effect among the countries in which we sell our products.

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

The following tables summarizes our cash flows for the periods (in millions):

	Six months ended
	July 1, 2017	July 2, 2016	$ Change
Net cash provided by operating activities	$21.7	$21.9	$(0.2)
Net cash provided by investing activities	(0.3)	2.8	(3.1)
Net cash used in financing activities	(20.9)	(5.5)	(15.4)
Effect of exchange rates on cash	4.0	(1.5)	5.5
Net increase in cash and cash equivalents	$4.5	$17.7	$(13.2)

Cash on hand grew $4.5 million from $74.2 million at the end of 2016 to $78.7 million at July 1, 2017.

Cash from operations decreased $0.2 million, 1%, compared to the prior-year period. Net income for 2017 increased approximately $2.3 million compared to the same period of 2016. The non-cash change in fair value of the acquisition-related contingent consideration liability during the second quarter of 2017 reduced net income by $5.3 million, net of tax. Changes in inventory and accounts receivable reduced cash by $24.3 million in 2017 compared to a use of cash of $5.5 million during the same period of 2016. Days sales outstanding went up to 41 days as of July 1, 2017 compared to 35 days as of July 2, 2016. Days of inventory on hand went up to 63 as of July 1, 2017 from 36 as of July 2, 2016. These increases were primarily related to the addition of Enovation Controls during the fourth quarter of 2016 and business model differences compared with our historical operations. Accounts receivable, net balances grew $14.5 million as of July 1, 2017 compared to December 31, 2016, which is a direct result of the improvement in net sales during 2017 compared to 2016.

Capital expenditures were $3.3 million for the six months ended July 1, 2017, primarily made up of purchases of machinery and equipment. Capital expenditures for 2017 are estimated to be between $20 million and $25 million, primarily consisting of purchases of machinery and equipment, the purchase of Enovation Controls’ manufacturing facility and corporate offices in Tulsa Oklahoma, which are currently being rented, and the construction of a new production facility for our South Korean subsidiary, which will be completed in 2018.

We expect to pay $16.7 million, plus accrued interest, in connection with the first payment due on the contingent consideration liability during the fourth quarter of 2017.

In 2016 we entered into a credit agreement with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The credit agreement provides us with a revolving line of credit of up to $300 million that is available through November 22, 2021. The credit agreement includes an accordion feature to increase the line of credit by up to an additional $100 million in the form of additional revolving credit loans or in the form of term loans. The loans under the line of credit will bear interest at the Euro Rate (as defined) or the Base Rate (as defined), at our option, plus the Applicable Margin (as defined) based on the Borrower’s Leverage Ratio (as defined). The Applicable Margin ranges from 1.25% to 2.25% for the Euro Rate and ranges from 0.25% to 1.25% for the Base Rate. Subject to customary breakage fees for loans under the Euro Rate Option that are prepaid on a day other than the last day of the applicable Interest Period (as defined), prepayment may be made without penalty or premium at any time upon the required notice to the Bank.

During the fourth quarter of 2016, we paid cash of approximately $61 million and borrowed $140 million on the line of credit to complete the acquisition of Enovation Controls. During the first half of 2017 we repaid $16 million of the borrowings.

During the second quarter of 2017, we declared a quarterly cash dividend of $0.09 per share payable on July 15, 2017, to shareholders of record as of June 30, 2017. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value of short-term investments. Our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2016, and did not change during the second quarter of 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk,” in our 2016 Annual Report on Form 10-K filed on February 28, 2017. There were no material changes during the six months ended July 1, 2017.

Item 4. CONTROLS AND PROCEDURES

As of July 1, 2017, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(f). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of July 1, 2017, in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

There were no changes in the Company’s internal controls over financial reporting during the period ended July 1, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of stock repurchases for the three months ended July 1, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2 through April 29	—
April 30 through May 27	—
May 28 through July 1	225	$43.14

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 8, 2017.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)