Form 10-Q
period 2017-09-30
SUN HYDRAULICS CORP
filed 2017-11-07
CIK 1024795

vvv

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

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

The Registrant had 27,073,420 shares of common stock, par value $.001, outstanding as of October 27, 2017.

Sun Hydraulics Corporation

INDEX

For the quarter ended

September 30, 2017

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,191	$74,221
Restricted cash	40	37
Accounts receivable, net of allowance for doubtful accounts of $307 and $101	40,587	25,730
Inventories, net	43,515	30,000
Income taxes receivable	—	512
Short-term investments	3,756	6,825
Other current assets	4,008	3,943
Total current assets	173,097	141,268
Property, plant and equipment, net	80,636	80,515
Deferred income taxes	3,218	3,705
Goodwill	110,468	103,583
Other intangibles, net	106,168	112,565
Other assets	3,001	3,141
Total assets	$476,588	$444,777
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$16,907	$10,166
Accrued expenses and other liabilities	10,282	7,456
Current portion of contingent consideration	33,869	10,765
Dividends payable	2,436	2,424
Income taxes payable	2,675	265
Total current liabilities	66,169	31,076
Revolving line of credit	116,000	140,000
Contingent consideration, less current portion	16,377	24,312
Deferred income taxes	6,404	9,501
Other noncurrent liabilities	2,868	3,491
Total liabilities	207,818	208,380
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 27,065,376 and 26,936,021 shares outstanding	27	27
Capital in excess of par value	94,111	89,718
Retained earnings	183,439	162,485
Accumulated other comprehensive loss	(8,807)	(15,833)
Total shareholders' equity	268,770	236,397
Total liabilities and shareholders' equity	$476,588	$444,777

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	September 30, 2017	October 1, 2016
	(unaudited)	(unaudited)
Net sales	$88,001	$45,232
Cost of sales	51,707	29,692
Gross profit	36,294	15,540
Selling, engineering and administrative expenses	16,854	8,174
Amortization of intangible assets	2,038	123
Operating income	17,402	7,243
Interest expense (income), net	1,121	(298)
Foreign currency transaction gain, net	(24)	(46)
Miscellaneous (income) expense, net	(337)	30
Change in fair value of contingent consideration	664	—
Income before income taxes	15,978	7,557
Income tax provision	4,683	2,568
Net income	$11,295	$4,989
Basic and diluted net income per common share	$0.42	$0.19
Basic and diluted weighted average shares outstanding	27,059	26,923
Dividends declared per share	$0.09	$0.09

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Nine months ended
	September 30, 2017	October 1, 2016
	(unaudited)	(unaudited)
Net sales	$258,689	$147,069
Cost of sales	151,018	93,035
Gross profit	107,671	54,034
Selling, engineering and administrative expenses	47,398	24,036
Amortization of intangible assets	6,386	425
Operating income	53,887	29,573
Interest expense (income), net	2,710	(1,056)
Foreign currency transaction gain, net	(64)	(311)
Miscellaneous expense, net	365	594
Change in fair value of contingent consideration	8,855	—
Income before income taxes	42,021	30,346
Income tax provision	13,231	10,160
Net income	$28,790	$20,186
Basic and diluted net income per common share	$1.07	$0.75
Basic and diluted weighted average shares outstanding	27,017	26,879
Dividends declared per share	$0.29	$0.31

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$11,295	$4,989	$28,790	$20,186
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	1,766	321	6,957	(1,871)
Unrealized (loss) gain on available-for-sale securities, net of tax	(53)	199	69	852
Total other comprehensive income (loss)	1,713	520	7,026	(1,019)
Comprehensive income	$13,008	$5,509	$35,816	$19,167

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	income (loss)	Total

Balance, December 31, 2016	-	$-	26,936	$27	$89,718	$162,485	$(15,833)	$236,397
Shares issued, Restricted Stock			70					-
Shares issued, other compensation			20					-
Shares issued, ESPP			22		775			775
Shares issued, shared distribution			17		628			628
Stock-based compensation					2,990			2,990
Dividends declared						(7,836)		(7,836)
Net income						28,790		28,790
Other comprehensive income							7,026	7,026
Balance, September 30, 2017	-	$-	27,065	$27	$94,111	$183,439	$(8,807)	$268,770

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended
	September 30, 2017	October 1, 2016
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$28,790	$20,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,559	7,550
Loss on disposal of assets	812	316
Stock-based compensation expense	3,180	3,890
Amortization of debt issuance costs	334	—
Allowance for doubtful accounts	109	(21)
Provision for slow moving inventory	79	—
(Benefit) provision for deferred income taxes	(2,660)	998
Amortization of acquisition related inventory step-up	1,774	—
Change in fair value of contingent consideration	8,855	—
(Increase) decrease in:
Accounts receivable	(14,419)	(4,149)
Inventories	(15,063)	517
Income taxes receivable	512	(386)
Other current assets	12	310
Other assets	(359)	(773)
Increase (decrease) in:
Accounts payable	7,146	1,114
Accrued expenses and other liabilities	3,005	2,033
Income taxes payable	2,378	—
Other noncurrent liabilities	(623)	(260)
Net cash provided by operating activities	38,421	31,325
Cash flows from investing activities:
Investment in licensed technology	—	(850)
Capital expenditures	(8,268)	(4,507)
Proceeds from dispositions of equipment	37	2
Purchases of short-term investments	—	(24,699)
Proceeds from sale of short-term investments	2,887	35,389
Acquisition post-closing adjustment	(500)	—
Net cash (used in) provided by investing activities	(5,844)	5,335
Cash flows from financing activities:
Repayment of borrowings on revolving line of credit	(24,000)	—
Proceeds from stock issued	776	830
Dividends to shareholders	(7,824)	(8,321)
Change in restricted cash	88	5
Net cash used in financing activities	(30,960)	(7,486)
Effect of exchange rate changes on cash and cash equivalents	5,353	(1,084)
Net increase in cash and cash equivalents	6,970	28,090
Cash and cash equivalents, beginning of period	74,221	81,932
Cash and cash equivalents, end of period	$81,191	$110,022
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$13,045	$9,047
Interest	$3,103	$—
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$628	$1,679
Unrealized gain on available for sales securities	$69	$852
Measurement period adjustment to goodwill and contingent consideration	$6,314	$—

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(In thousands except share and per share data)

1. COMPANY BACKGROUND

Sun Hydraulics Corporation, together with its wholly-owned subsidiaries (“Sun”, “we”, “our”, “us” or the “Company”), is an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets. Sun operates in two business segments:  Hydraulics and Electronics. The Hydraulics segment consists of all of the global, historical Sun Hydraulics companies and serves the hydraulics market as a leading manufacturer of high-performance screw-in hydraulic cartridge valves, electro-hydraulics, manifolds, and integrated package solutions for the worldwide industrial and mobile hydraulics markets. The Electronics segment is served by two of Sun’s wholly-owned subsidiaries: Enovation Controls, LLC, (“Enovation Controls”) and High Country Tek (“HCT”). Enovation Controls is a global provider of innovative electronic control, display and instrumentation solutions for both recreational and off-highway vehicles, as well as stationary and power generation equipment. HCT is an independent designer and producer of modular, robust, reliable digital and analog electronic controller products for the fluid power industry.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed by Sun Hydraulics Corporation with the Securities and Exchange Commission on February 28, 2017. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the nine month period ended September 30, 2017, are not necessarily indicative of the results that may be expected for the period ending December 30, 2017.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Recently Adopted Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory: Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Additionally, the guidance defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance became effective, and was adopted prospectively, for the first quarter of fiscal year 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The new guidance became effective and was adopted for the first quarter of fiscal year 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs. ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium, requiring the premium to be amortized to the earliest call date. The standard is effective for annual and interim periods beginning after December 15, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which reduces existing diversity in the classification of certain transactions in the statements of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal years beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Among other things, this new guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. This standard is effective for reporting periods beginning after December 15, 2017, with certain provisions allowing for early adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company will adopt the standard for the annual and interim periods beginning on December 31, 2017, using the cumulative catch-up transition method. Management’s evaluation of the directional impacts of adopting the new standard on the timing of revenue recognition is in progress, and is expected to be complete during the fourth quarter of 2017. The detailed analysis of the impact on the timing of revenue recognition and the cumulative catch-up adjustment will be completed prior to the end of the 2017 fiscal year.

Earnings per share

The following table represents the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$11,295	$4,989	$28,790	$20,186
Basic and diluted weighted average shares outstanding	27,059	26,923	27,017	26,879
Basic and diluted net income per common share	$0.42	$0.19	$1.07	$0.75

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

The contingent consideration arrangement requires the Company to pay up to $50,000 of additional consideration to Enovation Controls’ former owners based on defined revenue and EBITDA targets. The potential payments are due in three installments, to be paid immediately following the 9, 18 and 27 month periods after closing. See Note 4 to the Financial Statements for a summary of the changes in estimated fair value of the contingent consideration liability.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. Management is currently awaiting additional information to complete the valuation of deferred income taxes. As additional information, as of the Acquisition Date, becomes available and as management completes its evaluation, the preliminary purchase price allocation may be revised during the remainder of the measurement period (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes may be material as the fair values are finalized.

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

	Three months ended	Nine months ended
	October 1, 2016	October 1, 2016
Net sales	$68,471	$209,825
Operating income	11,039	37,536
Net income	6,933	24,011
Basic and diluted net income per common share	0.26	0.90

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

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016. The fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other liabilities approximates their carrying value, due to their short-term nature.

	September 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$—	$25	$—	$25
Mutual funds	1,483	—	(148)	1,335
Subtotal	1,483	25	(148)	1,360
Level 2:
Corporate fixed income	1,443	—	(304)	1,139
Municipal bonds	1,332	—	(75)	1,257
Subtotal	2,775	—	(379)	2,396
Total	$4,258	$25	$(527)	$3,756
Liabilities
Level 3:
Contingent consideration				$50,246
Total				$50,246

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$—	$31	$—	$31
Mutual funds	1,483	$—	(159)	1,324
Subtotal	1,483	31	(159)	1,355
Level 2:
Corporate fixed income	4,288	9	(408)	3,889
Municipal bonds	1,675	$—	(94)	1,581
Subtotal	5,963	9	(502)	5,470
Total	$7,446	$40	$(661)	$6,825
Liabilities
Level 3:
Contingent consideration				$35,077
Total				$35,077

The Company recognized a net realized loss on investments during the nine months ended September 30, 2017 of $259 and a net realized loss of $296 during the nine months ended October 1, 2016. As of September 30, 2017, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant. The Company considers these unrealized losses in market value of its investments to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the nine months ended September 30, 2017 and October 1, 2016, the Company recognized impairment charges of $220 and $276, respectively, which are included in the net realized losses for the period.

Maturities of investments at September 30, 2017 are as follows:

	Adjusted Cost	Fair Value
Due in less than one year	$399	$276
Due after one year but within five years	1,199	1,091
Due after five years but within ten years	470	374
Due after ten years	707	655
Total	$2,775	$2,396

A summary of the changes in the estimated fair value of contingent consideration at September 30, 2017 is as follows:

Balance at December 31, 2016	$35,077
Measurement period adjustment	6,314
Change in estimated fair value	7,860
Accretion in value	995
Balance at September 30, 2017	$50,246

The fair value of the contingent consideration arrangement was estimated using a risk-adjusted probability analysis. During the second quarter of 2017 management completed the valuation of the Acquisition Date fair value of contingent consideration resulting in a measurement period adjustment which increased the fair value of the liability and goodwill by $6,314. During the nine months ended September 30, 2017, adjustments to the fair value of contingent consideration were recorded based on Enovation Controls’ results of operations during the period and managements revision of revenue and EBITDA forecasts. The adjustments were not considered measurement period adjustments and were therefore recognized in earnings for the period.

5.  INVENTORIES

	September 30, 2017	December 31, 2016
Raw materials	$28,204	$16,864
Work in process	7,360	5,641
Finished goods	9,332	8,069
Provision for slow moving inventory	(1,381)	(574)
Total	$43,515	$30,000

6.  GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill at September 30, 2017 is as follows:

	Hydraulics	Electronics	Total
Balance at December 31, 2016	$2,214	$101,369	$103,583
Working capital adjustment	—	500	500
Measurement period adjustment	—	6,314	6,314
Currency translation	71	—	71
Balance at September 30, 2017	$2,285	$108,183	$110,468

Goodwill is tested for impairment annually, in the third and fourth quarters, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting units that comprise the Company’s Electronics segment at September 30, 2017, indicated that the fair value of the reporting units was in excess of the carrying value. As of September 30, 2017, no factors were identified that indicated impairment of the carrying value of the Company’s goodwill associated with its Hydraulics segment.

At September 30, 2017 and December 31, 2016, intangible assets consisted of the following:

	September 30, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade name and brands	$30,774	$(1,725)	$29,049	$30,774	$(541)	$30,233
Non-compete agreements	950	(158)	792	950	(16)	934
Technology	18,435	(2,158)	16,277	18,435	(620)	17,815
Supply agreement	21,000	(1,750)	19,250	21,000	(175)	20,825
Sales order backlog	620	(620)	—	620	(347)	273
Customer relationships	39,751	(2,109)	37,642	39,751	(614)	39,137
Licensing agreement	3,727	(569)	3,158	3,727	(379)	3,348
	$115,257	$(9,089)	$106,168	$115,257	$(2,692)	$112,565

Amortization expense of intangible assets for the nine months ended September 30, 2017, and October 1, 2016 was approximately $6,386 and $425, respectively. The remaining amortization for 2017 is approximately $2,038. Total estimated amortization expense of intangible assets for the years 2018 through 2022 is presented below.

Year:
2018	$8,148
2019	8,148
2020	8,148
2021	8,117
2022	7,839
Total	$40,400

Intangible assets are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition may be less than their net carrying value. No such events or circumstances occurred during the nine months ended September 30, 2017.

7.  LONG-TERM DEBT

The Company has a revolving line of credit under a credit agreement with PNC Bank, National Association, that provides for up to $300,000 of available credit, available through November 22, 2021. At September 30, 2017 and December 31, 2016, the balance on the revolving line was $116,000 and $140,000, respectively, with $184,000 and $160,000 of additional credit available, respectively, subject to pro forma compliance with debt covenants. The interest rate in effect at September 30, 2017 was 2.98%. Interest expense recognized during the nine months ended September 30, 2017 totaled $2,982. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

8. INCOME TAXES

At September 30, 2017, the Company had an unrecognized tax benefit of $3,242 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of September 30, 2017, is not considered material to the Company’s consolidated financial statements.

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

9.  STOCK-BASED COMPENSATION

The Company’s 2011 Equity Incentive Plan (“2011 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At September 30, 2017, 453,937 shares remained available to be issued under the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the nine months ended September 30, 2017 and October 1, 2016, totaled $2,041 and $3,051, respectively.

The following table summarizes restricted stock activity from December 31, 2016, through September 30, 2017:

		Weighted
		average
	Number of shares	grant-date
	(in thousands)	fair value
Nonvested balance at December 31, 2016	104	$32.42
Granted	74	35.45
Vested	(46)	33.30
Forfeitures	(3)	31.85
Nonvested balance at September 30, 2017	129	$33.99

The Company had $2,457 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of September 30, 2017. That cost is expected to be recognized over a weighted average period of 1.58 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which only Sun Hydraulics US employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. The ESPP and U.K. plans authorize the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 23,665 shares at a weighted average price of $32.83, and 26,575 shares at a weighted average price of $25.99, under the ESPP and U.K. plans during the nine months ended September 30, 2017 and October 1, 2016, respectively. The Company recognized $278 and $221 of compensation expense during the nine months ended September 30, 2017 and October 1, 2016, respectively. At September 30, 2017, 554,627 shares remained available to be issued through the ESPP and the U.K. plan.

In March 2012, the Board of Directors adopted the Sun Hydraulics Corporation 2012 Nonemployee Director Fees Plan (the “2012 Directors Plan”), which was approved by the shareholders of the Company at the 2012 Annual Meeting. Under the 2012 Directors Plan, Nonemployee Directors are compensated for their Board service solely in shares of common stock.  In February 2015, the Board adopted amendments to the 2012 Directors Plan, which revised the compensation for Nonemployee Directors. Each Nonemployee Director now receives an annual retainer of 2,000 shares of common stock. The Chairman’s retainer is twice that of a regular director, and the retainer for the chairs of each Board Committee is 150% that of a regular director.  In addition, each Nonemployee Director receives 250 shares of common stock for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board. In June 2015, the Company's shareholders approved the amendments to the 2012 Directors Plan.

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors under the 2012 Directors Plan, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 35,000 shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At September 30, 2017, 155,499 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 19,375 and 18,625 shares for the nine months ended September 30, 2017 and October 1, 2016, respectively. The Company recognized director stock compensation expense of $850 and $588 for the nine months ended September 30, 2017 and October 1, 2016, respectively.

10.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive Loss by Component

Nine Months Ended September 30, 2017

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 31, 2016	$(391)	$(15,442)	$(15,833)
Other comprehensive (loss) income before reclassifications	(94)	6,957	6,863
Amounts reclassified from accumulated other comprehensive loss	163	—	163
Net current period other comprehensive income	69	6,957	7,026
Balance at September 30, 2017	$(322)	$(8,485)	$(8,807)

Reclassifications out of Accumulated Other Comprehensive Loss

Nine Months Ended September 30, 2017

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30, 2017	Affected Line Item in the Consolidated Statement of Operations
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	$(39)	Miscellaneous expense, net
Other than temporary impairment	(220)	Miscellaneous expense, net
	(259)	Total before tax
	96	Tax benefit
	(163)	Net of tax
Total reclassifications for the period	$(163)

11.  SEGMENT REPORTING

For the nine months ended October 1, 2016, the Company’s individual subsidiaries operated predominantly in a single industry as manufacturers and distributors of hydraulic components.  Given the similar nature of products offered for sale, the type of customers, the methods of distribution and how the Company was managed, the Company determined that it had only one operating and reporting segment for both internal and external reporting purposes.  With the acquisition of Enovation Controls on December 5, 2016, the Company re-evaluated the reportable operating segment presentation.  As of the date of the acquisition, the Company has two reportable business segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served and the methods of distribution and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision makers. As a result of the re-evaluation of reportable operating segments, financial information for HCT is presented in the Electronics segment as of the beginning of the 2016 fiscal year.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to, Sun’s segments. These costs are presented in the Corporate and other line item below. For the nine months ended September 30, 2017, the unallocated costs included certain corporate costs not deemed to be allocable to either business segment of $369, acquisition-related costs including charges related to inventory step-up to fair value of $1,774, and amortization of acquisition-related intangible assets of $6,204. The accounting policies of Sun’s business segments are the same as those used to prepare the accompanying consolidated financial statements.

The following table presents financial information by reportable segment:

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales
Hydraulics	$56,638	$44,402	$171,578	$144,500
Electronics	31,363	830	87,111	2,569
	$88,001	$45,232	$258,689	$147,069
Operating Income
Hydraulics	$13,487	$7,706	$43,618	$30,274
Electronics	5,961	(134)	18,616	(372)
Corporate and other	(2,046)	(329)	(8,347)	(329)
	$17,402	$7,243	$53,887	$29,573
Depreciation and Amortization
Hydraulics	$2,170	$2,389	$6,699	$7,169
Electronics	2,534	127	7,860	381
	$4,704	$2,516	$14,559	$7,550
Capital Expenditures
Hydraulics	$4,185	$1,895	$6,261	$4,330
Electronics	778	55	2,007	177
	$4,963	$1,950	$8,268	$4,507

	September 30, 2017	December 31, 2016
Total Assets
Hydraulics	$205,060	$193,722
Electronics	271,528	251,055
Total	$476,588	$444,777

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment:

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales
Americas	$52,117	$21,425	$152,110	$69,541
Europe/Middle East/Africa	18,970	13,960	58,299	45,440
Asia/Pacific	16,914	9,847	48,280	32,088
Total	$88,001	$45,232	$258,689	$147,069

	September 30, 2017	December 31, 2016
Tangible long-lived assets
Americas	$68,048	$71,802
Europe/Middle East/Africa	7,623	7,116
Asia/Pacific	4,965	1,597
Total	$80,636	$80,515

12.  RELATED PARTY TRANSACTIONS

Enovation Controls purchases and sells inventory to an entity partially owned by one of its officers. For the nine months ended September 30, 2017, sales to, and purchases from, the entity for inventory totaled $1,869 and $8,973, respectively. At September 30, 2017, amounts due from, and due to, the entity for inventory sales and purchases totaled $427 and $466, respectively.

In addition to these inventory transactions, Enovation Controls entered into a transition services agreement with the related party to provide, and receive, certain transition services for a period of up to one year for specified services. For the nine months ended September 30, 2017, sales and cost of sales recognized by Enovation Controls under the agreement totaled $1,606 each, and are included in miscellaneous expense, net in the Consolidated Statement of Operations. For the nine months ended September 30, 2017, purchases from the related party under the agreement totaled $1,122. At September 30, 2017, amounts due from, and due to, the related party under the transition services agreement totaled $98 and $99, respectively.

13. COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

14. SUBSEQUENT EVENTS

During October 2017, in accordance with the contingent consideration arrangement for the acquisition of Enovation Controls, the Company made the first cash payment to Enovation Controls’ former owners totaling $16,986.

On October 30, 2017, Enovation Controls entered into a Real Estate Contract to purchase their manufacturing facility and corporate offices in Tulsa, Oklahoma, which are currently being rented. The purchase price for the property is $11,250 and the transaction is expected to close in the fourth quarter of 2017.

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

Enovation Controls was acquired on December 5, 2016.  Our consolidated operating results for the nine months ended September 30, 2017 include the results of Enovation Controls, while our consolidated operating results for the nine months ended October 1, 2016 do not. For comparability, see unaudited pro forma information included in Note 3 to the Financial Statements.

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

Vision 2025

In 2016, we introduced our vision for the Company for the next decade.  We believe it is important to reach a critical mass of $1 billion in sales by 2025 while remaining a technology leader in the industrial goods sector.  To achieve our goal, we target organic sales of our Hydraulics segment to reach up to $450 million, our Electronics segment will reach up to $200 million and acquisitions will add another $350 million in revenue.  Through this growth, our decision-making process will consider our desire to maintain superior profitability and financial strength.

The December 2016 acquisition of Enovation Controls was the first step to realizing our vision.  Enovation Controls improves and expands our technology offering, allows us to market integrated solutions of electronics and hydraulics, and, most importantly, advances our electrification and digitization initiatives across our product portfolio.  The acquisition brings Sun new end markets, diversification of our technology platform, and provides entry into highly sophisticated, specialized markets.  Enovation Controls provides us with a large team of approximately 100 electronic and software engineers with a track record of new product development and technical innovation. In addition, the sales team has developed strong customer relationships from which market insight can be drawn.

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

Acquisitions of companies that advance our technology capabilities will be critical to achieving our 2025 Vision.  Target product offerings include additional cartridge valve technology (“CVT”), CVT-adjacent hydraulic products, electronic controls and implementation and linked technologies such as electro-mechanical actuators, factory automation, software or products relevant to the Internet of Things. Cultivating target lists and relationships with potential acquisition targets can often be a lengthy process, but we believe it is key to creating successful acquisitions with sustainable business results.  We have an established list of potential targets at any given time and entertain reviewing other opportunities for acquisition as they become known to us.

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

Industry conditions

Demand for our products is dependent on demand for the industrial goods markets into which the products are incorporated.  The capital goods industries in general, and the Hydraulics and Electronics segments specifically, are subject to economic cycles.  According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 9% during the first three quarters of 2017 after decreasing 9% in 2016, and decreasing 11% in 2015. The Institute of Printed Circuits Association reports that North American electronics business indicators suggest the likelihood of continued sales growth in the industry this year, but with some volatility.  Electronics manufacturing services (EMS) and semiconductor sales saw strong growth in the first three quarters of 2017, while printed circuit board (PCB) sales saw some growth as well.

We utilize industry trend reports from various sources, as well as feedback from customers and distributors, to evaluate economic trends.  We also rely on global government statistics such as Gross Domestic Product and Purchasing Managers Index to understand higher level economic conditions.

Results for the third quarter

(in millions except net income per share)

	Three Months Ended
	September 30, 2017	October 1, 2016	% Change
Net sales	$88.0	$45.2	95%
Net income	$11.3	$5.0	126%
Net income per share:
Basic and diluted	$0.42	$0.19	121%

	Nine Months Ended
	September 30, 2017	October 1, 2016	% Change
Net sales	$258.7	$147.1	76%
Net income	$28.8	$20.2	43%
Net income per share:
Basic and diluted	$1.07	$0.75	43%

Third quarter sales, in both the Hydraulics and Electronics segments, exceeded our expectations.  Consolidated Q3 sales increased 95% over the prior year. Our Hydraulics segment sales were up $12.2 million, 27.5%, and our Electronics segment sales were up $30.5 million, primarily attributable to Enovation Controls, acquired in December 2016. We continue to see an increase in global demand driving the growth in sales in all of our geographic regions. Additionally, we are starting to realize returns on investments made in global sales and marketing initiatives. Changes in foreign currency exchange rates favorably impacted sales and earnings per share (“EPS”) during the third quarter by $0.2 million and $0.01, respectively.

Enovation Controls continued to outperform our forecast during the third quarter of 2017. The strong performance was driven by higher demand in the power controls and recreational vehicle end markets and led to an increase in the fair value of the acquisition-related contingent consideration liability during the quarter. The contingent consideration is based on defined revenue and EBITDA targets through early 2019. The change in fair value during Q3, in excess of the acquisition date fair value, was recognized in earnings and negatively impacted Q3 net income and EPS, net of tax, by $0.4 million and $0.02, respectively. The year-to-date negative impact on net income and EPS, net of tax, totaled $5.7 million and $0.21, respectively.

2017 Outlook

Consolidated revenue for the full year 2017 is expected to be between $330 million and $340 million, with the Hydraulics segment contributing between $225 million and $230 million and the Electronics segment contributing between $105 million and $110 million. Consolidated operating margin, prior to acquisition-related amortization expense, is expected to be 22% to 24% for the full year 2017.

Consolidated interest expense is expected to be between $4.2 million and $4.4 million, prior to considering the offsetting interest income. The full year tax effective rate is anticipated to be 32% to 34%. Capital expenditures are estimated to be between $20 million and $25 million. Depreciation and amortization are estimated to be between $11 million to $12 million and between $8 million and $9 million, respectively.

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

	Three months ended
	September 30, 2017	October 1, 2016	% Change
Net sales	$56.6	$44.4	27.5%
Gross profit	$22.9	$15.3	49.7%
Gross profit %	40.5%	34.5%
Operating income	$13.5	$7.7	75.3%
Operating income %	23.9%	17.3%

	Nine months ended
	September 30, 2017	October 1, 2016	% Change
Net sales	$171.6	$144.5	18.8%
Gross profit	$70.5	$53.2	32.5%
Gross profit %	41.1%	36.8%
Operating income	$43.6	$30.3	43.9%
Operating income %	25.4%	21.0%

Third quarter net sales for the Hydraulics segment totaled $56.6 million, representing growth of $12.2 million, 27.5%, over the prior-year period. Year-to-date net sales for the Hydraulics segment totaled $171.6 million, representing growth of $27.1 million, 18.8%, over the prior-year period. The growth was driven by increased demand in all geographic and end markets and was also impacted by global sales and marketing initiatives. Changes in exchange rates had a favorable impact on sales of $0.2 million for the third quarter and an unfavorable impact of $0.7 million year to date.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three months ended
	September 30, 2017	October 1, 2016	% Change
Americas	$25.3	$20.6	22.8%
Europe/Middle East/Africa	16.1	14.0	15.0%
Asia/Pacific	15.2	9.8	55.1%
Total	$56.6	$44.4

	Nine months ended
	September 30, 2017	October 1, 2016	% Change
Americas	$78.2	$67.0	16.7%
Europe/Middle East/Africa	49.8	45.4	9.7%
Asia/Pacific	43.6	32.1	35.8%
Total	$171.6	$144.5

Increased demand in the U.S. and Canada resulted in sales to the Americas growing by $4.7 million, 22.8%, in the third quarter of 2017 and $11.2 million, 16.7%, year to date.

Sales to Europe, the Middle East and Africa (“EMEA”) were up $2.1 million, 15.0%, in the third quarter of 2017 and $4.4 million, 9.7%, year to date. Increased demand, primarily in the United Kingdom and Germany led to the growth. Exchange rates had a favorable impact on sales to EMEA of approximately $0.2 million in the third quarter of 2017 and a negative impact of $0.9 million year to date.

Sales to the Asia/Pacific region were up $5.4 million, 55.1%, in the third quarter of 2017 and $11.5 million, 35.8%, year to date. Increased demand in China and South Korea and sales and marketing initiatives in the region led to the growth. Exchange rates had a minimal impact on Asia/Pacific sales in the third quarter of 2017 and a positive impact of $0.2 million year to date.

Third quarter gross profit grew $7.6 million, 49.7%, compared to the third quarter of the prior year, and gross profit as a percentage of net sales improved to 40.5% for the third quarter of 2017. Increased sales volume impacted gross profit by approximately $4.2 million during Q3. Year-to-date gross profit grew $17.3 million, 32.5%, compared to 2016, and gross profit as a percentage of net sales improved to 41.1%. Increased sales volume impacted gross profit year to date by approximately $9.9 million. The remainder of the growth in gross profit, for both the quarter and year to date, was a result of our ability to leverage our fixed costs, combined with continuous improvement initiatives during the periods.

Third quarter operating income grew $5.8 million, 75.3%, compared to the third quarter of the prior year, and operating income as a percentage of net sales improved to 23.9% for the third quarter of 2017. Year-to-date operating income grew $13.3 million, 43.9%, and year-to-date operating income as a percentage of net sales improved to 25.4%. The improvement in operating income during 2017 was primarily due to sales volume and improved gross profit. The third quarter growth was also impacted by a reduction in selling, engineering and administrative costs as a percentage of sales, 16.4% in Q3 2017 compared to 16.9% in Q3 2016.

Selling, engineering and administrative expenses (“SEA”) grew $1.8 million, 23.8%, to $9.3 million in the third quarter of 2017, compared to $7.5 million in the third quarter of the prior year. Year-to-date SEA expenses grew $4.0 million, or 17.4%, to $26.8 million, compared to $22.8 million in the prior year. The fluctuations were due to the following: increased compensation costs, primarily related to investments in strong talent necessary to support our initiatives to drive future profitability, increased professional fees for legal and advisory services related to special projects and initiatives, increased spending on research and development, and lower CEO transition costs in 2017 compared to year to date 2016.

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

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
Net sales	$31.4	$87.1
Gross profit	$13.4	$39.0
Gross profit %	42.7%	44.8%
Operating income	$6.0	$18.6
Operating income %	19.1%	21.4%

Net sales for our Electronics segment totaled $31.4 million for the third quarter of 2017, $30.8 million of which were contributed by Enovation Controls. On a pro forma basis, this represented a $7.7 million, 34%, increase in the net sales of the PC and VT lines of business of Enovation Controls over the third quarter of 2016, which was prior to our acquisition of Enovation Controls in the fourth quarter of 2016. Year-to-date net sales for our Electronics segment totaled $87.1 million, of which $85.2 million were contributed by Enovation Controls. On a pro forma basis, this represented a $23.2 million, 38%, increase over the net sales of the PC and VT lines of business of Enovation Controls during the same period of 2016, which was prior to our acquisition of Enovation Controls in the fourth quarter of 2016.

The sales growth was driven by demand in the power controls and recreational vehicle end markets and our proactive sales initiatives as well as increased demand for new products developed in the past year. Changes in exchange rates had a minimal impact on Q3 sales and an unfavorable impact on year-to-date sales of $1.0 million.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
Americas	$26.8	$73.9
Europe/Middle East/Africa	2.9	8.5
Asia/Pacific	1.7	4.7
Total	$31.4	$87.1

Sales to the Americas totaled $26.8 million during Q3 and $73.9 million year to date. Sales to the EMEA region totaled $2.9 million during Q3 and $8.5 million year to date. Exchange rates had a minimal impact on sales to EMEA in the third quarter of 2017 and a negative impact of $0.9 million year to date. Sales to the Asia/Pacific region totaled $1.7 million for Q3 and $4.7 million year to date. Exchange rates had a minimal impact on Asia/Pacific sales during 2017.

For the third quarter of 2017, gross profit totaled $13.4 million, and gross profit as a percentage of net sales totaled 42.7%. Selling, engineering and administrative expenses totaled $7.4 million for the third quarter of 2017 and operating income for the Electronics segment totaled $6.0 million, with an operating margin of 19.1%. Year-to-date gross profit totaled $39.0 million, and gross profit as a percentage of net sales totaled 44.8%. Selling, engineering and administrative expenses totaled $20.4 million year to date 2017 and operating income for the Electronics segment totaled $18.6 million, with an operating margin of 21.4%.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the three months ended September 30, 2017, these costs included corporate costs not deemed to be allocable to either operating segment of $0.1 million and amortization of acquisition-related intangible assets of $2.0 million. Year to date 2017, these costs included corporate costs not deemed to be allocable to all segments of $0.4 million, acquisition-related costs including charges related to inventory step-up to fair value of $1.8 million and amortization of acquisition-related intangible assets of $6.2 million.

Interest Expense, net

Net interest expense was $1.1 million for the third quarter of 2017 compared to net interest income of $0.3 million for the prior-year quarter. Interest expense for the third quarter of 2017 totaled $1.2 million compared to minimal interest expense for the third quarter of 2016. Year-to-date net interest expense was $2.7 million compared to net interest income of $1.1 million for 2016. Year-to-date interest expense was $3.0 million compared to minimal interest expense for the same period of 2016.

Total average cash and investments for the quarter ended September 30, 2017, totaled $83.8 million compared to $140.9 million for the quarter ended October 1, 2016. Total average cash and investments year to date 2017 totaled $83.0 million compared to $135.0 million for the same period of 2016. The funding of the acquisition of Enovation Controls during the fourth quarter of 2016 and repayments of borrowings during 2017 were the drivers for the increases in interest expense and decreases in average cash and short-term investments.

Change in Fair Value of Contingent Consideration

The fair value of our acquisition-related contingent consideration liability is revalued each quarter to its estimated fair value, and changes are recorded in earnings of the period. Changes in fair value are primarily a result of actual sales volume and EBITDA results of Enovation Controls for the period as well as changes in the probabilities of estimated future sales volume and EBITDA results of Enovation Controls. During the second and third quarters of 2017 the fair value of the liability increased by $8.2 and $0.7 million, respectively, over the final acquisition date fair value estimate of $41.4 million, to $50.2 million as of September 30, 2017.

Income Taxes

The provision for income taxes for the quarter ended September 30, 2017, was 29.3% of pretax income compared to 34.0% for the quarter ended October 1, 2016. The current quarter was impacted by a benefit from the reduction of certain tax reserves which resulted in a lower effective rate. The year-to-date provision for income taxes was 31.5% of pretax income compared to 33.5% for the same period of 2016. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

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

The following table summarizes our cash flows for the periods (in millions):

	Nine months ended
	September 30, 2017	October 1, 2016	$ Change
Net cash provided by operating activities	$38.4	$31.3	$7.1
Net cash (used in) provided by investing activities	(5.8)	5.3	(11.1)
Net cash used in financing activities	(31.0)	(7.4)	(23.6)
Effect of exchange rates on cash	5.4	(1.1)	6.5
Net increase in cash and cash equivalents	$7.0	$28.1	$(21.1)

Cash on hand grew $7.0 million from $74.2 million at the end of 2016 to $81.2 million at September 30, 2017. Cash and cash equivalents were favorably impacted by changes in exchange rates during the nine months ended September 30, 2017 totaling $5.4 million, and negatively impacted by $1.1 million in the prior comparable period.

Cash from operations increased $7.1 million, 22.7%, compared to the prior-year period. Net income for 2017 increased approximately $8.6 million compared to the same period of 2016. The non-cash change in fair value of the acquisition-related contingent consideration liability during the nine months ended September 30, 2017 reduced net income by $5.7 million, net of tax. Changes in inventory and accounts receivable reduced cash by $29.5 million in 2017 compared to a use of cash of $3.6 million during the same period of 2016. Days sales outstanding went up to 42 days as of September 30, 2017 compared to 36 days as of October 1, 2016. Days of inventory on hand went up to 72 as of September 30, 2017 from 38 as of October 1, 2016. These increases were primarily related to the addition of Enovation Controls during the fourth quarter of 2016 and business model differences compared with our historical operations as well as additional inventory to support customer demand during the carve out of Enovation Controls businesses from its prior structure. Accounts receivable, net balances grew $14.9 million as of September 30, 2017 compared to December 31, 2016, which is a direct result of the increase in net sales during 2017 compared to 2016, as well as differences in payment patterns of the Enovation Controls business compared to the historical business.

Capital expenditures were $8.3 million for the nine months ended September 30, 2017, primarily made up of purchases of machinery and equipment and initial costs for the construction of a new production facility for our South Korean subsidiary, which will be completed in 2018. Capital expenditures for 2017 are estimated to be between $20 million and $25 million, primarily consisting of purchases of machinery and equipment, the purchase of Enovation Controls’ manufacturing facility and corporate offices in Tulsa, Oklahoma, which are currently being rented, and the initial costs of construction of the South Korean production facility.

During October 2017, we paid approximately $17.0 million to the former owners of Enovation Controls in connection with the first payment due on the contingent consideration liability.

In 2016, we entered into a credit agreement with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The credit agreement provides us with a revolving line of credit of up to $300 million that is available through November 22, 2021. The credit agreement includes an accordion feature to increase the line of credit by up to an additional $100 million in the form of additional revolving credit loans or in the form of term loans. The loans under the line of credit will bear interest at the Euro Rate (as defined) or the Base Rate (as defined), at our option, plus the Applicable Margin (as defined) based on the Borrower’s Leverage Ratio (as defined). The Applicable Margin ranges from 1.25% to 2.25% for the Euro Rate and ranges from 0.25% to 1.25% for the Base Rate. Subject to customary breakage fees for loans under the Euro Rate Option that are prepaid on a day other than the last day of the applicable Interest Period (as defined), prepayment may be made without penalty or premium at any time upon the required notice to the Bank.

During the fourth quarter of 2016, we paid cash of approximately $61.0 million and borrowed $140.0 million on the line of credit to complete the acquisition of Enovation Controls. During the first three quarters of 2017 we repaid $24.0 million of the borrowings.

During the third quarter of 2017, we declared a quarterly cash dividend of $0.09 per share payable on October 20, 2017, to shareholders of record as of October 5, 2017. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Inflation

The impact of inflation on our operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economies in which we operate. While inflation has not had, and we do not expect that it will have, a material impact upon operating results, there is no assurance that our business will not be affected by inflation in the future.

Critical Accounting Policies and Estimates

We currently apply judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value of short-term investments. Our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 31, 2016, and did not change during the third quarter of 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk,” in our 2016 Annual Report on Form 10-K filed on February 28, 2017. There were no material changes during the nine months ended September 30, 2017.

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2017, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that the information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On December 5, 2016 we completed our acquisition of Enovation Controls, LLC. We are continuing to integrate the operations of Enovation Controls into our internal control over financial reporting process. There were no changes in the Company’s internal controls over financial reporting during the period ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of stock repurchases for the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2 through July 29	—	—	—	—
July 30 through August 26	—	—	—	—
August 27 through September 30	300	$52.68	—	—

(1)

In connection with an award of 1,000 shares to one of the Company's directors as Board fees under the 2012 Nonemployee Director Fees Plan, the Company withheld 300 shares to satisfy federal tax withholding obligations on the award.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 7, 2017.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)