Form 10-K
period 2017-12-30
SUN HYDRAULICS CORP
filed 2018-02-27
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock $.001 Par Value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq Stock Market, LLC, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,013,166,484.

The Registrant had 31,484,590 shares of common stock, par value $.001, outstanding as of February 16, 2018.

PART 1

ITEM 1. BUSINESS

Our Business

Overview

Sun Hydraulics Corporation (“Sun,” the “Company,” “we,” “our” or “us”), founded in 1970, in Sarasota, FL, is an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets.  In the hydraulics market, operating under the brand Sun Hydraulics, we are a leading manufacturer of high-performance screw-in hydraulic cartridge valves, electro-hydraulics, manifolds, and integrated package solutions for the worldwide industrial and mobile hydraulics markets. In the electronics market, operating under the brands of Enovation Controls, Murphy, Zero Off and HCT, we are a global provider of innovative electronic control, display and instrumentation solutions for both recreational and off-highway vehicles, as well as stationary and power generation equipment

Sun has operated in the North American market for over 48 years.  We expanded our global footprint over the past 30 years to include operations in the U.K., Germany and South Korea, as well as sales offices in China, India and South America.  Enovation Controls, LLC (“Enovation Controls”), which was acquired by Sun on December 5, 2016 and is a wholly owned subsidiary of Sun, was formed in 2009 in connection with the reorganization of Murphy Group, Inc. and EControls Group, Inc. which were founded in 1939 and 1994, respectively.  Enovation Controls operates the majority of its manufacturing in Tulsa, OK with sales and engineering capabilities in San Antonio, TX, the U.K., China and India.  Until December 2017, High Country Tek (“HCT”), a wholly-owned subsidiary of Sun, operated in Nevada City, California as an independent designer and producer of modular, robust, reliable digital and analog electronic controller products for the fluid power industry sold under the brand of HCT.  Subsequent to the Enovation Controls acquisition, the activities of HCT and Enovation Controls were closely coordinated. On December 29, 2017, we merged the operations of HCT and Enovation Controls, with Enovation Controls remaining as the surviving legal entity.   Enovation Controls will continue to sell HCT products under the HCT brand.

Until 2016, we operated primarily in the hydraulics market with a small presence in the electronics market through HCT.   On December 5, 2016, we purchased the Power Controls and Vehicle Technologies businesses of Enovation Controls, retaining the legal entity and related brands.  The expansion of our electronic and digital capabilities through the acquisition of Enovation Controls was a significant step towards achieving our Vision 2025 goals.  The acquisition further diversified our business, granting us access to the new, highly specialized marine, power generation and recreational vehicle markets and customers seeking complete machine control.  Enovation Controls also brought a strong talent pool with a proven track record of new product development and technical innovation, complementing our existing competencies.

On February 19, 2018, we announced that we entered into a definitive agreement to acquire the shares of Polyusus Lux IV S.à r.l., a Luxembourg limited liability company, which owns Faster S.p.A., an Italian joint stock company (“Faster”), from Capvis Equity IV LP, a fund advised by the Swiss private equity firm Capvis Equity Partners AG, and other co-investors, for €430 million (approximately $531 million) in cash, less outstanding debt and unpaid transaction costs and other deductions from the purchase price as agreed to by the parties.  The acquisition will be funded with approximately $161 million of cash on hand and $370 million drawn against our revolving credit facility, including exercise of the revolver’s accordion.

Faster is a leading global manufacturer of quick-release hydraulic coupling solutions and is engaged in the business of designing, engineering and distributing hydraulic coupling solutions focused in the agriculture, construction equipment and industrial markets.  Its primary markets include agriculture, construction equipment and general industrial applications.  Headquartered in Milan, Italy, Faster has manufacturing operations co-located with its headquarters as well as in Toledo, Ohio and Pune, India.  Additionally, the company has sales offices in Shanghai, China; São Paulo, Brazil; and Langenfeld, Germany.

We believe the acquisition of Faster is in alignment with our Vision 2025 goals, advancing the Company as a global technology leader in the industrial goods sector while maintaining superior profitability and financial strength.  Faster further diversifies the Company more deeply into the growing global agriculture market and broadens the Company’s global footprint, advancing its ‘in the region, for the region’ initiative.”

Faster recorded 2017 sales of €105 million (approximately $130 million) and an adjusted 2017 EBITDA margin of 27.5%.  The acquisition is expected to be accretive to GAAP earnings in 2018 and beyond.

The closing of the transaction, which is expected to occur in the second quarter of 2018, is subject to the satisfaction of customary closing conditions, including, among others, the preparation and delivery of certain audited financial statements of Faster, all as determined in accordance with the Purchase Agreement.

We have been profitable every year since 1972 and Sun has paid a dividend every quarter since going public in January 1997.

The Company’s executive offices are located at 1500 West University Parkway, Sarasota, Florida 34243, and our telephone number is (941) 362-1200. Our websites include www.sunhydraulics.com, www.enovationcontrols.com and www.zerogps.com.

Strategy & Vision 2025

In 2016, we announced our Vision 2025 for Sun.  We believe we can reach a critical mass of $1 billion in annual sales by 2025 while remaining a technology leader in the industrial goods sector.  Additionally, we believe we can maintain superior profitability and financial strength. There are two significant components to reaching the revenue goal: organic growth and acquisitions.  We expect that, by 2025, up to $650 million of the anticipated annual $1 billion in revenue will result from organic growth of our existing segments (specifically $450 million from our Hydraulics segment and $200 million from our Electronics segment), with the remaining $350 million to be derived from acquisitions of companies that advance our technology position with adjacent products for the industrial goods sector and broaden our geographic reach.  We will seek acquisition targets that will bring us advanced technologies in the industrial goods sector.  Generally, targets should be accretive in the first year and contribute to maintaining Sun’s superior profitability and financial strength long-term.  This is imperative to creating lasting shareholder value.  Our current initiatives for organic growth include new product development to expand our electro-hydraulic product offering, penetrating new geographic markets, expanding sales and marketing efforts in existing geographies, developing new channels to market to reach customers not currently in Sun’s purview and further diversifying our end market penetration.

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

A primary focus of our strategic thinking is the identification of megatrends, such as globalization, which will impact the future capital and industrial goods markets.  We have identified three megatrends: globalization, growing sophistication of safe machinery and equipment, and increased computing power as further described below:

Globalization. We believe global population growth and urbanization, driven predominantly by Asian mega-cities, will generate ongoing demand for infrastructure projects, resources and food production, all of which require equipment and machinery from our key end markets.

Sophistication of safe machinery and equipment.  Machine users increasingly demand safety, productivity, efficiency, and even automated control. Advancements in the design of these machines require continuous evolution of critical components such as hydraulic and electronic functionality control.

Increased computing power.  In the current electronic and digital age, electronics are increasingly used to activate processes which were once activated only manually or mechanically.  Information is increasingly being converted into a form that allows it to be processed, stored and transmitted digitally, resulting in both time and energy savings.

Our culture of innovation is at the core of our business. We have approximately 200 engineers in support of product innovation, as well as technical support and customer service.  We believe our product innovation will aid organic growth and fill the expected demand resulting from the identified megatrends.  All growth initiatives are intended to preserve Sun’s history of superior profitability and financial strength.

Business Segments

Beginning with the fourth quarter of 2016, we are now organized into two operating and reporting segments: Hydraulics and Electronics.  The Hydraulics segment consists of all of the historical Sun Hydraulics companies globally.  Nearly all of the Electronics segment consists of the recently acquired Enovation Controls business. Financial information about our business segments is presented in Note 16 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Hydraulics

Over the past 48 years, the Hydraulics segment has provided global capital goods industries with hydraulic components and systems used to transmit power and control force, speed and motion. Our products typically add a fine degree of precision and safety to the machinery and equipment in which they are used.

Sun’s hydraulics products are sold globally through a combination of wholly-owned companies, representative sales offices, independent channel partners, which includes value-add distributors and integrators, and original equipment manufacturers (“OEM”).  Activities at Sun companies and sales offices include technical support, inventory warehousing, distributor management and custom manifold design and manufacturing. Our global channel partner network includes representation in many industrialized markets. Channel partners are the local experts in our products.  They typically hold a certain amount of local inventory and transact all business with customers. In 2016, we started adding more application specialists in the field, to facilitate problem-solving directly for OEMs, in conjunction with our channel partners. These activities are in alignment with our “In the region, for the region” initiative.

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

To fully leverage our cartridge product family, we routinely compete in the manifold and custom integrated package market.  A manifold is a solid block of metal, usually aluminum or ductile iron, which is machined to create threaded cavities and channels into which screw-in cartridge valves can be installed and through which the hydraulic fluid flows.  These products allow customers to easily integrate our screw-in cartridge valves into their machinery and equipment.  Once designed, standard manifolds require minimal, if any, maintenance engineering over the life of the product and can be manufactured at each of our hydraulics manufacturing operations. An integrated package consists of multiple cartridge valves assembled into a custom designed manifold for a specific customer to provide the specific operating characteristics of a customer’s circuit.  Because of the unique nature of our cartridge valve designs, manifolds may be designed and machined to make them up to 50% smaller when compared to manifolds that use only industry common cartridge valves.

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

Hydraulic systems are increasingly taking signals from on-board electronic control systems making it necessary for hydraulic products to be capable of digital communication.  In response to this, in recent years, we have aggressively expanded our offering of electrically-actuated cartridge valves.  In 2017, we introduced two new electro-hydraulic product lines, FLeX™ and XMD.  XMD represents the first joint product development project between our Electronics and Hydraulics business segments.

The new Sun FLeX™ family includes competitively priced, high-performance electro-hydraulic products. These sixteen completely new solenoid-operated cartridge valves and three new coils are the first products in the FLeX Series Solenoid Valves for both the mobile and industrial hydraulics markets. The valves are designed to outperform comparable valves in the market. They are virtually leak proof poppet-style valves that deliver consistently better pressure drop. Coil options include interchangeable low-power, high power and hazardous location (explosion-proof) versions for expanded configuration flexibility.  The FLeX Series valves use Sun’s unique floating-style design, adding an extra layer of security in those harsh applications where torque and force can become excessive.

XMD is our new compact, Bluetooth configurable electro-hydraulic driver. XMD is a high-powered, electronic control device for electrically operated hydraulic actuators that is built to stand up to extreme environmental conditions in mobile and industrial applications. The XMD is the first of its kind from Sun and was jointly engineered by a team consisting of our Hydraulics and Electronics segment personnel. The XMD Bluetooth-configurable electro-hydraulic driver meets the needs of international mobile and industrial equipment. The XMD serves actuators used in on- and off-highway equipment in numerous applications including agriculture, forestry, construction, marine, earth moving and material handling.

We do not warrant our products for use in any of the following applications: (i) any product that comes under the Federal Highway Safety Act, such as steering or braking systems for passenger-carrying vehicles or on-highway trucks, (ii) aircraft or space vehicles, (iii) ordnance equipment, (iv) life support equipment, and (v) any product that, when sold, would be subject to the rules and regulations of the United States Nuclear Regulatory Commission.

Electronics

In 2016 we acquired Enovation Controls to further develop our digital and electronic capabilities in accordance with our strategy.  A portion of the product portfolio offered by Enovation Controls serves end markets also served by our Hydraulics segment such as off-highway vehicles including construction, agricultural and utility vehicles as well as material handling equipment.  However, the majority of Enovation’s products are sold into end markets not historically served by our Hydraulics segment such as marine, power generation and recreational vehicles.  This provides additional diversification of Sun’s revenue base.

Globally, electronics products are sold primarily direct to OEM customers, with a small portion sold through independent, authorized channel partners.  End markets within the Electronics segment are divided into two lines of business: Power Controls (“PC”) and Vehicle Technologies (“VT”).  PC serves a variety of end markets, some of which are outlined below, with products such as displays, panels, gauges, controllers, battery chargers and various end devices.  VT serves the recreational vehicles end market with products such as electronic controls, displays and instrumentation.

Power Controls

For the off-highway market, Enovation Controls offers rugged and reliable instruments, coupled with expertise in J1939 engine protocol, to produce an industry-leading array of easy-to-read displays and gauges for controller area network (CAN) transmitted engine data and faults. Our PowerView™ system goes a step further with even more focus on the operator interface: larger, full-graphic displays; flexible hardware configurations; multi-language support; class-leading environmental protection; and software tools that deliver the ultimate solution for OEM display customization and CAN control.  Product categories include traditional mechanical and electronic gauge instrumentation; plug and go CAN-based instruments; after-market support through global distribution; complete, custom panel and console offerings; engineering and application specialists; 3D solid modeling; proprietary hardware and software development and wiring harness design and manufacturing.

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

For the fluid power industry, through our HCT brand, we design and manufacture electronic controllers, which manage the function of electrically actuated hydraulic components. HCT brand products range from simple one valve, manually adjusted controllers to fully integrated hydraulic control systems managing multiple hydraulic valves as well as other input and output products such as joysticks and displays. All controllers are potted and therefore impervious to outside influence, making them ideal for mobile, industrial and marine applications.

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

Vehicle Technologies group enables Marine and Recreational Vehicle OEMs to create solutions that outpace automotive and give end users the best of the consumer electronics world, with hardware that can withstand the environmental challenges.  Transforming the vehicles with cutting-edge technology, we connect users and their recreational vehicle more elegantly and seamlessly than the competition.

Custom engineered solutions include processors with enough memory to allow products to stay current, even years after launch, best-in-class sunlight viewability and touch screen technology that is adaptable for specific use, whether it be on the water in a boat, or with gloves on a motorcycle.  Our technology reaches beyond the cockpit and into the users’ environment, by integrating virtually every function into a customized infotainment interface.  This allows the Vehicle Technologies group to target large customers or industries who see value in this level of integration and ruggedness, thus our customer list contains a wide variety of OEM applications. Our unmatched commitment to testing and quality ensures that our components thrive in the rugged environments which provides us with the ability to develop products for use in any outdoor environment.

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

Hydraulics

Our Hydraulics segment engineers are comprised of two distinct groups: sustaining and innovation.  The sustaining engineering group focuses on improving existing products, both from a design as well as a manufacturing perspective including optimizing manufacturing costs.  The innovation engineering group is responsible for new product development and evaluating future needs, from a product perspective, of the hydraulics industry.  Additionally, our field application specialists are engineers with local customer interface.

Electronics

Our Electronics segment engineers are comprised of four distinct groups: R&D, application, software and sales.  Engineering of new products is often very fast paced and is completed in a collaborative manner with each OEM based on product release date.  All engineering groups have significant interface with the customer which enables them to understand market demands and identify opportunities for technological advancement, driving market share gains.

New product development generally starts in the VT line of business, driven by the need for innovative products by VT customers.  Once products are released and in use by VT customers, they become available for sale to PC customers as well.

Manufacturing

Hydraulics

We utilize a process intensive manufacturing operation that makes extensive use of automated handling and assembly technology (including robotics), where possible, to perform repetitive tasks, thus promoting manufacturing efficiencies and workplace safety. We employ lean technologies to continually improve our productivity and efficiency. We are somewhat vertically integrated and have the capability to manufacture many of the parts that go into our products, although the majority of unfinished parts are purchased from trusted suppliers.  We control most critical finishing processes in-house but rely on a small network of outside manufacturers to machine cartridge parts to varying degrees of completeness. Many high-volume machining operations are performed exclusively at outside suppliers. We are selective in establishing our supplier base and attempt to develop and maintain long-term relationships with suppliers.

At our U.S. manufacturing plants, we have extensive testing facilities that allow us to test fully all cartridge valve products. We also utilize testing facilities in our manufacturing plants located in the U.K., Germany and South Korea.  A metallurgist and complete metallurgical laboratory support our design engineers and in-house heat treatment.

We hold minimal finished goods inventory, typically at our overseas facilities, and rely on our channel partners  to purchase and maintain sufficient inventory to meet customers’ demands. We maintain best-in-class lead times, giving us a competitive advantage. Most raw materials, including aluminum and steel, are delivered on a just-in-time basis. These and other raw materials are commercially available from multiple sources.

We continually review all of our suppliers to improve the quality of incoming parts and to assess opportunities for better control of price, quality and lead times. Our quality systems at our U.S. facilities are in compliance with ISO 9001:2015 for design, manufacture, and distribution of high performance screw-in hydraulic cartridge valves and manifolds used to control force, speed and motion in fluid power systems. Those in the U.K. are certified to ISO 9001:2015 for the design and manufacture of aluminum and ferrous manifold bodies, hydraulic control valves and cartridge valves.  Quality systems in Germany are certified to ISO 9001:2015 for the design, distribution and manufacturing of hydraulic components for mobile and industrial applications.  Finally, quality systems in South Korea are certified to ISO 9001:2009 and 14001:2009 for the design, development and production of hydraulic valves.

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

Quality systems at our U.S. facilities are in compliance with ISO 9001:2015 for design, manufacture, and sale of rugged instrumentation, panels, displays, and electronic control solutions for engines and engine-driven equipment serving the commercial, industrial and recreational markets. Quality systems at our U.K facility are certified to ISO 9001:2008 for the sales, marketing, support and logistics of pressure, temperature, and level instrumentation, as well as battery chargers, power supply units and shock switches and the design and manufacture of battery chargers and power supply units.

Sales and Marketing

Hydraulics

In the U.S. market, Hydraulic products are sold primarily through independent fluid power channel partners. In most international markets, products are often sold directly to OEMs. Technical support is provided by experts based at each of our operations (U.S., U.K., Germany, South Korea, India, China and South America).

We currently have 149 channel partners, 118 of which are located outside the United States and a majority of which have strong technical backgrounds or capabilities, which enable them to develop practical, efficient, and cost-effective fluid power systems for their customers. In 2017, sales to our largest distributor represented less than 6% of the consolidated net sales of our Hydraulics segment.  We sell approximately 22% of our products directly to OEMs, primarily located outside the US.

In addition to channel partners and OEMs, we sell directly to other companies within the hydraulics industry, including competitors, which incorporate our products into their hydraulic products or systems. We believe that making it easy for other manufacturers to buy our products provides them with a better alternative than developing competing products themselves.

We provide end users with technical information through Sun’s website and catalogues in multiple languages, including all information necessary to specify and obtain our products. We believe this approach helps stimulate demand for our products.

Electronics

Electronic products are sold globally, primarily directly to OEM customers.  Building strong partnerships with OEMs is a priority.  24-hour customer service support and an in-house technical service department is available before, during and after the initial sale to create sustainable partnerships with our customers.

Our VT line of business sells products to a small group of large OEMs, whereas the PC line of business sells products to a large number of customers of varying sizes.  Overall, approximately 12% of segment sales are derived from independent, authorized channel partners.

We rely on direct customer contacts to stimulate demand for our products.  We work closely with our customers to design and deliver innovative reliable products for specific applications.

Competition

Hydraulics

Competitors in the hydraulics market are broken down into three categories:  full-line hydraulics system producers, cartridge valve only producers, and low cost producers. Most competitors market globally.  Full-line producers have the ability to provide complete hydraulic systems to their customers, including component functionally similar to those manufactured by Sun.  Cartridge valve only producers are like Sun in that they only offer cartridge valves and integrated packages, while additional parts of the hydraulics system are obtained from other manufacturers.  Low cost producers are competitors who have emerged in low cost production areas such as Asia and Eastern Europe. These competitors will typically copy both our products and like products designed by competitors to fit industry common cavities. Low cost producers typically have a limited product range compared to full line or cartridge valve only producers which also limits the opportunities for which they can be competitive.

We believe that we compete based upon the quality, reliability, price, value, speed of delivery and technological characteristics of our products and services.

Electronics

Competition within the electronics market is very broad with competitors ranging from large multi-national companies with a full electronics offering to small niche companies who specialize in one product type.  Enovation Controls is a niche player in the displays, gauges and instrumentation panel markets.

The market for Power Controls and Vehicle Technologies is relatively fragmented with the top four to six companies comprising 70% of the market, mostly servicing the automotive space.  Enovation Controls differentiates itself through product quality, customization ability and service with a focus on low volume niche markets that are not well served by the large competitors.

Our overall position in our key markets is defensible due to high barriers to switching suppliers, such as up front engineering and programming costs, and positive perceptions among core customers on key selection criteria, including quality and service.

Employees

As of December 30, 2017, we have approximately 1,150 full-time employees with 950 in the Americas, 120 in Europe, the Middle East and Africa (“EMEA”) and 80 in Asia Pacific.  No employees are represented by a bargaining union in any of our operating units, and we believe that relations with our employees are good.

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

ITEM 1A. - RISK FACTORS

FACTORS INFLUENCING FUTURE RESULTS - FORWARD-LOOKING STATEMENTS This Annual Report contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections, our beliefs, and assumptions made by us, including (i) our strategies regarding growth, including our intention to develop new products and undertake acquisitions; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations; (iv) our ability to continue to control costs and to meet our liquidity and other financing needs; (v) the declaration and payment of dividends; and (vi) our ability to respond to changes in customer demand domestically and internationally, including as a result of standardization.  In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time.  Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  Similarly, statements that describe our future plans, objectives or goals also are forward-looking statements.  These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report.  Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements.  All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) conditions in the capital markets, including the interest rate environment and the availability of capital; (ii) changes in the competitive marketplace that could affect our revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iii) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (iv) the following risk factors:

Risks Relating to Our Business

General global economic trends and industry trends may affect our sales. The capital goods industry in general, and the Hydraulics segment in particular, are subject to economic cycles, which directly affect customer orders, lead times and sales volume. Economic downturns generally have a material adverse effect on our business and results of operations, as they did in 2009. Cyclical economic expansions such as those of 2014, provide a context where demand for capital goods is stimulated, creating increased demand for the products we produce. In the Electronics segment, our business and widespread adoption of advanced digital control solutions that integrate technologies such as high resolution displays, configurable software GPS navigation telematics, vehicle management systems, and diagnostics to improve engine safety, energy efficiency, performance, and reliability with less dependence on operator skill, is dependent on the general economy, but also favorable industry trends of the many industries our products serve. If one or more of these expected industry trends fails to occur, or occurs at a slower rate than expected, our sales growth will be negatively impacted and our business will be adversely affected. In the future, continued weakening or improvement in the economy will directly affect orders and influence results of operations.

Our business could be harmed by adverse global and regional economic and political conditions. In June 2016, voters in the United Kingdom approved the United Kingdom’s exit from the European Union (“Brexit”), and the British government has indicated that it intends to negotiate the withdrawal of the United Kingdom from the European Union based on the results of this vote. The Brexit vote has created significant economic uncertainty in the United Kingdom and in Europe, the Middle East, and Asia, which may negatively impact our business results in those regions. In addition, the terms of Brexit, once negotiated, could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.  Any of these effects could adversely affect our business and results of operations.

We are subject to intense competition.

Hydraulics

The Hydraulics segment is intensely competitive, and competition comes from a large number of companies, some of which are full-line producers and others that are niche suppliers like us. Full-line producers have the ability to provide total hydraulic systems to customers, including components functionally similar to those manufactured by us. We believe that we compete based upon quality, reliability, price, value, speed of delivery and technological characteristics. Many screw-in cartridge valve competitors are owned by corporations that are significantly larger and have greater financial resources than we have. Also, competitors have emerged in low cost production areas such as Asia and Eastern Europe with look-alike products. We cannot assure you that we will continue to be able to compete effectively with these companies.

Most competitors either manufacture manifolds or have sources that they use on a regular basis. In addition, there are many independent manifold suppliers that produce manifolds incorporating various manufacturers’ screw-in cartridge valves, including those made by us. Finally, there are many small, independent machine shops that produce manifolds at very competitive prices. We believe that competition in the manifold and integrated package business is based upon quality, price, performance, proximity to the customer and speed of delivery. Many competitors have very low overhead structures and we cannot assure you that we will be able to continue to compete effectively with these companies.

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

We sell products into competitive markets. Within our primary markets, we compete with a range of companies that offer certain individual components of our full system solutions. The components of our overall systems most commonly include displays, panels, sensors, valves, and other end-devices. These competitors include, but are not limited to, LOFA Industries, Inc., Controls, Inc., Medallion Instrumentation Systems LLC, and Faria Beede Instruments, Inc.

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

We are subject to risks relating to international sales.  International sales represent a significant proportion of our consolidated sales.  Approximately 47% and 59% of our net sales were outside of the United States during 2017 and 2016, respectively. We will continue to expand the scope of operations outside the United States, both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of net sales in future periods.

Our future results could be harmed by a variety of factors, including:

•	changes in the political and economic conditions in the countries in which we operate, including civil uprisings and terrorist acts;
•	unexpected changes in regulatory requirements;
•	the imposition of duties and tariffs and other trade barriers;
•	import and export controls;
•	potentially negative consequences from changes in United States and international tax laws;
•	fluctuations in currency exchange rates and the value of the U.S. dollar;
•	exchange controls and currency restrictions;
•	expropriation of property without fair compensation;
•	governmental actions that result in the deprivation of contract or proprietary rights;
•	the acceptance of business practices that are not consistent with or are antithetical to prevailing business practices we are accustomed to in the United States, including bribery and corruption;
•	difficulty in staffing and managing geographically widespread operations;
•	the unionization of, or increased union activity, such as strikes or work stoppages, with respect to, our workforce outside the United States;
•	differing labor regulations;
•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;
•	different regulatory regimes controlling the protection of our intellectual property;
•	difficulty in enforcement of contractual obligations under non-U.S. law;
•	refusal or inability of foreign banks to make payment on letters of credit in connection with foreign sales, and our inability to collect from our foreign customers in such circumstances;
•	restrictions on our ability to own or operate subsidiaries, repatriate dividends or earnings from our foreign subsidiaries, or to make investments or acquire new businesses in these jurisdictions; and
•	the burden of complying with multiple and potentially conflicting laws.

Our international operations and sales also expose us to different local political, regulatory, and business risks and challenges. For example, we are faced with potential difficulties in staffing and managing local operations and we have to design local solutions to manage credit and legal risks of local customers and channel partners, which may not be effective. In addition, because some of our international sales are to suppliers that perform work for foreign governments, we are subject to the political and legal risks associated with foreign government projects. For example, certain foreign governments may require suppliers for a project to obtain products solely from local manufacturers or may prohibit the use of products manufactured in certain countries.

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

Our international operations and transactions also depend upon favorable trade relations between the United States and those foreign countries in which our customers and suppliers have operations. A protectionist trade environment in either the United States or those foreign countries in which we do business or sell products, such as a change in the current tariff structures, export compliance laws, government subsidies, or other trade policies, may adversely affect our ability to sell our products or do business in foreign markets. Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social, and political conditions. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business, and the foregoing factors may cause a reduction in our sales, profitability, or cash flows, or cause an increase in our liabilities.

Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, could result in fines, criminal penalties and an adverse effect on our business. We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including anti-corruption laws and export-import compliance and trade laws, due to our global operations. In particular, the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies, their agents, consultants and other business partners from making improper payments to government officials or other persons (i.e., commercial bribery) for the purpose of obtaining or retaining business or other improper advantage.  They also impose recordkeeping and internal control provisions on companies such as ours. We operate and/or conduct business, and any acquisition target may operate and/or conduct business, in some parts of the world, such as China, India and Russia, that are recognized as having governmental and commercial corruption and in such countries, strict compliance with anti-bribery laws may conflict with local customs and practices. Under some circumstances, a parent company may be civilly and criminally liable for bribes paid by a subsidiary.  We cannot assure you that our or any acquisition target’s internal control policies and procedures have protected us, or will protect us, from unlawful conduct of our employees, agents, consultants and other business partners. In the event that we believe or have reason to believe that violations may have occurred, including without limitation violations of anti-corruption laws, we may be required to investigate and/or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violation may result in substantial civil and/or criminal fines, disgorgement of profits, sanctions and penalties, debarment from future work with governments, curtailment of operations in certain jurisdictions, and imprisonment of the individuals involved.  As a result, any such violations may materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of these impacts could have a material, adverse effect on our business, results of operations or financial condition.

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

Our existing indebtedness could adversely affect our business and growth prospects. As of December 30, 2017, we had total indebtedness (including the current portion) of approximately $116 million. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

We may fail to successfully acquire or integrate companies that provide complementary products or technologies. A key component of our growth strategy and Vision 2025 depends upon our ability to successfully identify and integrate acquisition targets that complement our existing products and services. Our recently released agreement to acquire Faster is part of this strategy. Such a strategy involves the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, and potential profitability of acquisition candidates and in integrating the operations of acquired companies, including Faster. In addition, any acquisitions of businesses with foreign operations or sales may increase our exposure to risks inherent in doing business outside the United States. From time to time, we may have acquisition discussions with potential target companies both domestically and internationally. Any acquisition may or may not occur and, if an acquisition does occur, it may not be successful in enhancing our business for one or more of the following reasons:

•	Any business acquired may not be integrated successfully and may not prove profitable;
•	The price we pay for any business acquired may overstate the value of that business or otherwise be too high;
•	Liabilities we take on through the acquisition may prove to be higher than we expected;
•	Impairment of relationships with employees and customers of the business acquired as a result of the change in ownership;
•	We may fail to achieve acquisition synergies; or
•	The focus on the integration of operations of acquired entities may divert management’s attention from the day-to-day operation of our businesses.

Inherent in any future acquisition is the risk of transitioning company cultures and facilities. The failure to efficiently and effectively achieve such transitions could increase our costs and decrease our profitability.

We also may incur significant costs such as transaction fees, professional service fees, and other costs related to future acquisitions, as well as integration costs following the completion of any such acquisitions. Although we expect that the realization of efficiencies related to the integration of any acquired businesses will offset the incremental transaction and acquisition-related costs over time, this net financial benefit may not be achieved in the near term, or at all.

If we are unable to continue our technological innovation and successful introduction of new commercial products, our business will be adversely affected. The industries we serve in the Electronics segment experience ongoing technological change and product improvement. Manufacturers periodically introduce new generations of products or require new technological capacity to develop customized products or to respond to industry developments or needs. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in our markets, as well as our ability to acquire new product technologies or to fund and successfully develop, manufacture and market products in this constantly changing environment. We must continue to identify, develop, manufacture and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and competitive position. We may not be successful in acquiring and developing new products or technologies and any of our new products may not be accepted by our customers. If we fail to keep pace with evolving technological innovations in the markets we serve, our business will be adversely affected. Technology does not advance as quickly in the Hydraulics segment and therefore has a lower threat than the Electronics segment relative to continued technological innovation.

Our product development activities may not be successful or may be more costly than currently anticipated, or we may not be able to produce newly developed products at a competitive cost. Our business involves a significant level of product development activities, generally in connection with our customers’ development activities. Industry standards, customer expectations, or other products may emerge that could render one or more of our products or services less desirable or obsolete. Maintaining our market position requires continued investment in research and development. During an economic downturn or a subsequent recovery, we may need to maintain our investment in research and development, which may limit our ability to reduce these expenses in proportion to a sales shortfall. In addition, increased investments in research and development may divert resources from other potential investments in our business, such as acquisitions or investments in our facilities, processes and operations. If these activities are not as successful as currently anticipated, are not completed on a timely basis, or are more costly than currently anticipated, or if we are not able to produce newly developed products at a cost that meets the anticipated product cost structure, then our future sales, margins and/or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed. In the Electronics segment particularly, we rely significantly on trade secrets, including unpatented software algorithms, know-how, technology, and other proprietary information, to maintain our competitive position. We seek to protect software algorithms through encryption mechanisms in the distribution of our binary files used in programming our engine control products. However, we cannot guarantee that these encryption techniques can protect all or any portion of these binary files. In practice, we seek to protect our trade secrets by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. In practice, we also enter into confidentiality and noncompetition agreements with certain of our employees and consultants that obligate them to assign to us any inventions developed in the course of their work for us. However, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets or that the agreements we have executed will provide adequate protection. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. As a result, we may be forced to bring claims against third parties, or defend claims that they bring against us, to determine ownership of what we regard as our intellectual property. Monitoring unauthorized disclosure is difficult and we do not know whether the procedures we have followed to prevent such disclosure are, or will be, adequate. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States may be less willing or unwilling to protect trade secrets. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor, our competitive position would be harmed, which could have an adverse effect on our business and financial condition.

The inability to protect our intellectual property could reduce or eliminate any competitive advantage and reduce our sales and profitability, and the cost of protecting our intellectual property may be significant.  In the Electronics segment particularly, we have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. The key issued patents in our patent portfolio are scheduled to expire between 2025 and 2033. We cannot guarantee that any of our pending patent and trademark applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. An inability to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property rights may require expensive investment in protracted litigation and substantial management time, and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent and Trademark Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

We may also face difficulties protecting our intellectual property rights in foreign countries. The laws of foreign countries in which our products are sold or manufactured may not protect our intellectual property rights to the same extent as the laws of the United States. For example, we are increasing our technical capabilities and sales in China, where laws may not afford the same intellectual property protections.

Our use of open source software may expose us to additional risks. In the Electronics segment particularly, we use open source software in our business, including in some of our products. While we try to monitor all use of open source software in our business to ensure that no open source software is used in such a way as to require us to disclose the source code to critical or fundamental elements of our software or technology, we cannot be certain that such use may not have inadvertently occurred in deploying our solutions. Furthermore, the terms of many open source licenses have not been interpreted by U.S. courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. The risks associated with usage of open source software cannot be eliminated and could potentially have a material adverse effect on our business, financial condition, and results of operations.

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

We are dependent upon key employees and skilled personnel. Our success depends, to some extent, upon a number of key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Future operating results depend to a significant degree upon the continued contribution of key management, technical personnel and the skilled labor force. As the Company continues to expand internationally, additional management and other key personnel will be needed. Competition for management and engineering personnel is intense, and other employers may have greater financial and other resources to attract and retain these employees. We conduct a substantial part of our operations in Sarasota, Florida, and Tulsa, Oklahoma. Our continued success is dependent on our ability to attract and retain a skilled labor force at these locations. There are no assurances that we will continue to be successful in attracting and retaining the personnel required to develop, manufacture and market our products and expand our operations.

We are subject to fluctuations in the prices of parts and raw materials, and dependent on our suppliers of these parts. We are dependent upon suppliers for parts and raw materials used in the manufacture of components that we sell to our customers, and some of our raw material costs are subject to commodity market price fluctuations. We may experience an increase in costs for parts or raw materials that we source from our suppliers, or we may experience a shortage of parts or raw materials for various reasons, such as the loss of a significant supplier, high overall demand creating shortages in parts and supplies we use, financial distress, work stoppages, natural disasters, fluctuations in commodity prices, or production difficulties that may affect one or more of our suppliers. In particular, current or future global economic uncertainty may affect our key suppliers in terms of their operating cash flow and access to financing. This may, in turn, affect their ability to perform their obligations to us. In addition, quality and sourcing issues that our suppliers may experience can also adversely affect the quality and effectiveness of our products and services and may result in liability or reputational harm to us. Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained. A significant increase in our supply costs, including for raw materials that are subject to commodity price fluctuations, or a protracted interruption of supplies for any reason, could result in the delay of one or more of our customer contracts, or could damage our reputation and relationships with our customers. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Some of our products contain magnets that use rare earth metals, and unavailability or limited supply of these metals could delay production of our products or increase our production costs.  In the Electronics segment, some of our products contain magnets that use rare earth metals sourced from China. Although such rare earth metals are available from other sources, these alternative sources may be more costly. Reduced availability of such rare earth metals from China through additional export regulations or restrictions, export quotas, tariffs, or for other reasons could impact our ability to obtain magnets that use the required rare earth metals in sufficient quantities, in a timely manner, or at a commercially reasonable cost. In the event that China’s actions cause our suppliers to seek alternate sources of supply for rare earth metals, it could cause a delay in the production of our products that contain magnets using rare earth metals and increase the cost to us of such magnets, thereby reducing or eliminating our profit margin on certain of our products if we are unable to pass the increase in our production costs on to our customers. Increasing prices to our customers due to escalating costs of rare earth metals may reduce demand for our products and negatively affect our results of operations.

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

Unforeseen or recurring operational problems at any of our facilities, or other catastrophic loss of one of our key manufacturing facilities, may cause significant lost production and adversely affect our results of operations.  Our manufacturing process could be affected by operational problems that could impair our production capability. Many of our manufacturing facilities contain high cost and sophisticated machines that are used in our manufacturing process. Disruptions or shut downs at any of our facilities could be caused by:

•	maintenance outages to conduct maintenance activities that cannot be performed safely during operations;
•	prolonged power failures or reductions;
•	breakdown, failure or substandard performance of any of our machines or other equipment;
•	noncompliance with, and liabilities related to, environmental requirements or permits;
•	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;
•	fires, floods, earthquakes, tornadoes, hurricanes, microbursts or other catastrophic disasters, national emergencies, political unrest, war or terrorist activities; or
•	other operational problems.

If some of our facilities are shut down, they may experience prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks or longer, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations at any of our facilities could cause a significant loss of production and adversely affect our results of operations and negatively impact our customers and dealers.

A significant portion of our operations are located in Florida, a region that is susceptible to hurricanes.  A catastrophic event, whether resulting from a hurricane or otherwise, could result in the loss of the use of all or a portion of one of our manufacturing facilities. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Any of these events individually or in the aggregate could have a material adverse effect on our business, financial condition and operating results.

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

U.S. federal income tax reform could adversely affect us and our shareholders. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, or the TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities have been revalued at the newly-enacted U.S. corporate rate, and the impact was recognized in our tax expense for the 2017 year. We continue to examine the impact that this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. We urge our shareholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Our operations are subject to environmental, health and safety laws and regulations, and we may face significant costs or liabilities associated with environmental, health and safety matters.  We are subject to a variety of federal, state, local and foreign environmental, health, and safety laws and regulations concerning, among other things, the discharge of pollutants into the soil, air, and water, the generation, storage, handling, use, release, disposal and transportation of hazardous materials and wastes, environmental cleanup, and the health and safety of our employees. Environmental, health, and safety laws and regulations continue to evolve, and we may become subject to increasingly stringent environmental standards in the future, particularly related to air quality and water quality, which could require us to make changes to our operations or incur significant costs relating to compliance. We are also required to obtain and maintain environmental, health and safety permits and approvals for our facilities and operations. Our failure to comply with such laws, regulations, permits and approvals could subject us to increased employee healthcare and workers’ compensation costs, liabilities, fines and other penalties or compliance costs, and could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to a variety of governmental regulations that may restrict our business and may result in costs and penalties. We are subject to a variety of federal, state, and local laws and regulations relating to foreign business practices, labor and employment, construction, land use, and taxation, among others. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties and the imposition of corrective requirements. From time to time, as part of the regular overall evaluation of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities. In addition, any failure to comply with regulations related to the government procurement process at the federal, state, or local level or restrictions on political activities and lobbying may result in administrative or financial penalties including being barred from providing services to governmental entities, which could have a material adverse effect on our results of operations.

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

Regulations related to “conflict minerals” may force us to incur additional expenses and may result in damage to our reputation. We are subject to the Securities and Exchange Commission’s (the “SEC”) regulations applicable to companies that use certain minerals and metals, known as conflict minerals, in their products or in the production of their products, whether or not these products are manufactured by third parties. These requirements require us to conduct an inquiry into the country of origin of the conflict minerals used, and if it is determined that the conflict minerals used may have originated in the Democratic Republic of Congo or other covered countries, conduct due diligence on the source and chain of custody of the conflict minerals. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products or in the manufacturing process. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products be conflict mineral free.

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

Risks Relating to Our Common Stock

Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings. Sales by us or our shareholders of a substantial number of shares of our common stock in the public markets, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.

In connection with our recent 2018 underwritten public offering, subject to certain exceptions, our directors, officers, and certain significant holders of our common stock have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of our common stock without the permission of the underwriter for a period of 90 days from February 1, 2018. Sales of a substantial number of such shares upon expiration of such period, or the perception that such sales may occur, could cause our share price to fall or make it more difficult for you to sell your shares of our common stock at a time and price that you deem appropriate.

We may issue common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and business strategy, as consideration in acquisitions or for other reasons. We cannot predict the effect, if any, that future sales or issuances of shares of our common stock or other equity securities, or the availability of shares of our common stock or any other equity securities for future sale or issuance, will have on the trading price of our common stock.

The price of our common stock may fluctuate significantly, which could negatively affect us and holders of our common stock. The trading price of our common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. For instance, if our financial results are below the expectations of securities analysts and investors, the market price of our common stock could decrease, perhaps significantly. Other factors that may affect the market price of our common stock include announcements relating to significant corporate transactions; operating and stock price performance of companies that investors deem comparable to us; future sales by us or our subsidiaries of equity, equity-related or debt securities; the amount, if any, of dividends that we pay on our common stock; anticipated or pending investigations, proceedings or litigation that involve or affect us; changes in regional, national or global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility; and changes in government regulation or proposals relating to us. In addition, the U.S. and global securities markets have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Market fluctuations and broad market, economic and industry factors may negatively affect the price of our common stock, regardless of our operating performance. You may not be able to sell your shares of our common stock. Any volatility of or a significant decrease in the market price of our common stock could also negatively affect our ability to make acquisitions using our common stock.

Additional issuances of equity securities would dilute the ownership of existing shareholders and could reduce our earnings per share. We may issue equity securities in the future in connection with capital raising activities, acquisitions, strategic transactions or for other purposes. To the extent we issue additional equity securities, the ownership of our existing shareholders would be diluted and our earnings per share could be reduced.

Provisions in our amended and restated articles of incorporation and amended and restated bylaws, as well as certain provisions of Florida law, may discourage a takeover attempt. Provisions contained in our amended and restated articles of incorporation and amended and restated bylaws, as well as certain provisions of Florida law, could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Provisions of our amended and restated articles of incorporation and amended and restated bylaws impose various procedural and other requirements which could make it more difficult for shareholders to effect certain corporate actions. For example, our amended and restated articles of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our shareholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. In addition, a change of control of our Company may be delayed or deterred as a result of our having three classes of directors serving staggered three-year terms. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

We are subject to control by certain shareholders and management. Christine L. Koski, the daughter of the deceased founder of the Company, Robert E. Koski, is a member of the board of directors. She, along with other family members, own or control approximately 11% of the outstanding shares of our common stock. Accordingly, the members of the Koski family have the ability to influence significantly the election of our directors and the outcome of certain corporate actions requiring shareholder approval, and to influence our business. Such influence could preclude any acquisition of the Company and could adversely affect the price of our common stock. Our directors and executive officers as a group beneficially own or control approximately 9% of the outstanding shares of our common stock.

You may not receive dividends on our common stock. Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments and as permitted by our debt agreements. Although historically we have paid a continuous quarterly dividend and a periodic special dividend, we are not required to declare cash dividends on our common stock and the payment of future quarterly and special dividends is subject to the discretion of our board of directors. In determining the amount of any future quarterly or special dividends, our board of directors will consider economic and market conditions, our financial condition and operating results. Any change in our historical dividend practice could adversely affect the market price of our common stock. If our board of directors decides not to pay dividends in the future, then a return on your investment in our common stock will only occur if our stock price appreciates.

Securities analysts may issue negative reports or cease to cover our common stock, which may have a negative impact on the market price of our common stock. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who elects to cover us downgrades our stock, then our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of Sun, we could lose visibility in the market, which in turn could cause our stock price to decline. This could have a negative effect on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Hydraulics

We own property consisting of three buildings, totaling 240,000 square feet, and vacant land adjacent to these facilities in Sarasota, FL.  The buildings are used for manufacturing, design, marketing and other administrative functions.  In total, we own 27 acres of contiguous property.

We own a 37,000 square foot facility in Coventry, England.  This operation, while primarily acting as a distributor, is also involved in manifold design and manufacturing.

We own a 45,000 square foot distribution and manufacturing facility in Erkelenz, Germany.  This facility houses equipment used for manufacturing and testing of our products.  Currently, a small portion of the manufacturing area is utilized and the remainder is leased on an annual basis to an outside company.

We lease an 11,500 square foot distribution and manufacturing facility in Incheon, South Korea. During 2017 we began construction of a new production facility in South Korea.

We also lease office space in Bangalore, India, primarily used for sales and administrative activities.

Electronics

In 2017 we purchased property, which was previously leased, consisting of two buildings totaling 174,000 square feet in Tulsa, OK.  One building is used primarily for manufacturing and distribution while the other is utilized for design and application engineering and corporate functions such as sales, customer service and other administrative functions.

We own an 18,000 square foot facility in Salisbury, England.  This location is primarily involved in sales, application engineering, distribution and assembly.

We also lease office space in San Antonio, TX, Shanghai, China and Pune, India, primarily used for sales, engineering and administrative activities.

We believe that our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business as presently conducted.  The extent of utilization of our properties varies from time to time and among our facilities.

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

			Dividends
	High	Low	declared
2017
First quarter	$39.60	$35.09	$0.11
Second quarter	44.53	34.34	0.09
Third quarter	54.11	41.36	0.09
Fourth quarter	65.09	54.37	0.09
2016
First quarter	$34.38	$24.70	$0.13
Second quarter	35.86	28.20	0.09
Third quarter	32.27	28.49	0.09
Fourth quarter	41.78	29.07	0.09

Holders

There were 170 shareholders of record of Common Stock on February 16, 2018.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies.

Dividends

Quarterly dividends of $0.09 per share were paid on the 15th or 20th day of each month following the date of declaration.

In addition to the regular quarterly dividends, we declared shared distribution cash dividends in 2017 equal to $0.02 per share, and in 2016 equal to $0.04 per share.  The 2017 dividend was paid on March 31, 2017, to shareholders of record on March 15, 2017 and the 2016 dividend was paid on March 31, 2016, to shareholders of record on March 15, 2016.

Our board of directors currently intends to continue to pay a quarterly dividend of $0.09 per share during 2018.  However, the declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

Equity Compensation Plans

Information called for by Item 5 is provided in Note 12 of our 2017 Audited Financial Statements (Item 8 of this report).

Issuer Purchases of Equity Securities

We did not repurchase any of our stock during the years ended December 30, 2017 and December 31, 2016.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Sun, the Russell 2000 Index, the Value Line Machinery Industry Group and the Dow Jones US Diversified Industries Index, from December 29, 2012, to December 30, 2017, assuming $100 invested in each on December 29, 2012.  Total return assumes reinvestment of any dividends for all companies considered within the comparison.  In 2017 we revised our stock performance graph indices to remove the Value Line Machinery Industry Group and add the Dow Jones US Diversified Industries Index.  For comparison, the Value Line Machinery Industry Group is also presented. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/29/2012	12/28/2013	12/27/2014	1/2/2016	12/31/2016	12/30/2017
Sun Hydraulics Corporation	100.00	166.60	166.63	135.74	173.07	282.01
Russell 2000 Index	100.00	141.38	149.86	142.08	172.35	197.60
Value Line Machinery Industry Group	100.00	144.34	157.26	155.25	200.78	267.92
Dow Jones US Diversified Industries Index	100.00	144.43	149.29	165.51	183.64	171.54

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements and related notes contained herein.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1.  Business."

We report on a fiscal year that ends on the Saturday closest to December 31st.  Each quarter generally consists of thirteen weeks. The 2017 and 2016 fiscal years ended December 30, 2017 and December 31, 2016, respectively.  The 2015 fiscal year ended January 2, 2016; as a result the quarter ended January 2, 2016 consisted of fourteen weeks, resulting in a 53-week year.

	Year ended
	Dec 30, 2017	Dec 31, 2016	Jan 2, 2016	Dec 27, 2014	Dec 28, 2013
	(in thousands except per share data)
Statement of Operations:
Net sales	$342,839	$196,934	$200,727	$227,673	$205,267
Gross profit	136,525	71,349	77,093	93,892	82,961
Operating income	61,491	34,459	46,891	64,071	56,171
Income before income taxes	47,544	34,901	49,230	65,742	57,172
Net income	31,558	23,304	33,138	43,775	37,984
Basic and diluted net income per common share	1.17	0.87	1.24	1.65	1.45
Dividends per common share	0.38	0.40	0.45	1.45	0.45
Other Financial Data:
Depreciation and amortization	$19,190	$11,318	$9,557	$8,718	$7,227
Capital expenditures	22,205	6,187	6,106	10,667	17,935
Balance Sheet Data:
Cash and cash equivalents	$63,882	$74,221	$81,932	$56,843	$54,912
Working capital	100,913	110,192	145,336	119,815	115,038
Total assets	459,766	444,777	241,540	222,764	213,478
Total debt	116,000	140,000	—	—	—
Shareholders’ equity	272,673	236,397	222,187	198,259	191,428

On December 5, 2016 we acquired Enovation Controls, LLC. The acquisition impacts the comparability of the selected financial data.  The results of operations and estimated fair value of assets acquired and liabilities assumed are included in our financial statements for all periods subsequent to the acquisition date.

ITEM 7. MANAGEMENT'S DISCCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections, our beliefs, and assumptions made by us, including (i) our strategies regarding growth, including our intention to develop new products and undertake acquisitions; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations; (iv) our ability to continue to control costs and to meet our liquidity and other financing needs; (v) the declaration and payment of dividends; and (vi) our ability to respond to changes in customer demand domestically and internationally, including as a result of standardization.  In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time.  Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  Similarly, statements that describe our future plans, objectives or goals also are forward-looking statements.  These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report.  Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements.  All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) conditions in the capital markets, including the interest rate environment and the availability of capital; (ii) changes in the competitive marketplace that could affect our revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iii) new product introductions, product sales mix and the geographic mix of sales nationally and internationally, and (iv) the risk factors contained in this Annual Report on Form 10-K.

OVERVIEW

We are an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets, each of which serves as a reportable segment.  The Hydraulics segment, which consists of the historical Sun Hydraulics companies, is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems.  The Electronics segment, which consists of Enovation Controls, is a global provider of innovative electronic control, display and instrumentation solutions for both recreational and off-highway vehicles, as well as stationary and power generation equipment.

We sell our products globally through wholly owned subsidiaries, independent channel partners and directly to OEMs.  Sales outside the United States for the year ended December 30, 2017, were approximately 47% of total net sales.

Vision 2025

In 2016, we introduced our vision for the Company for the next decade.  We believe it is important to reach a critical mass of $1 billion in sales by 2025 while remaining a technology leader in the industrial goods sector.  To achieve our goal, we target organic sales of our Hydraulics segment of $450 million, our Electronics segment of $200 million and future acquisitions of $350 million in revenue.  Through this growth, our decision-making process will consider our desire to maintain superior profitability and financial strength.

The December 2016 acquisition of Enovation Controls was a significant step toward realizing our vision.  Enovation Controls improves and expands our technology offering, allows us to develop and market integrated solutions of electronics and hydraulics, and, most importantly, advances our electrification and digitization initiatives across our product portfolio.  The acquisition brings Sun new end markets, diversification of our technology platform, and provides entry into highly sophisticated, specialized markets.  Enovation Controls provides us with a large team of approximately 100 electronic and software engineers with a track record of new product development and technical innovation. In addition, the sales team has developed strong customer relationships from which market insight can be drawn.

Product development is a key factor to organic growth in both the Hydraulics and Electronics segments, as well as joint development between the two segments.  In the Hydraulics segment, our most recent new product introductions have been electro-hydraulics products: the FleX Series Solenoid Valves and the XMD Bluetooth-configurable electro-hydraulics driver.  We expect the trend for development of similar types of products to continue as capital goods markets move toward further electrification and digitalization of machines.  Product development in the Electronics segment is generally completed in conjunction with the customer, specifically in the Vehicle Technologies line of business.  The technology is then transferred to Power Controls products after implementation in VT.

Acquisitions of companies that advance our technology capabilities will be critical to achieving our Vision 2025.  Target product offerings include additional cartridge valve technology (“CVT”), CVT-adjacent hydraulic products, electronic controls and implementation and linked technologies such as electro-mechanical actuators, factory automation, software or products relevant to the Internet of Things. Cultivating target lists and relationships with potential acquisition targets can often be a lengthy process, but we believe it is key to creating successful acquisitions with sustainable business results.  We have an established list of potential targets at any given time and entertain reviewing other opportunities for acquisition as they become known to us.

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

2017 Restructure

On December 29, 2017 we merged the operations of two of our wholly owned subsidiaries in our Electronics segment, HCT and Enovation Controls. Enovation Controls was the surviving legal entity and will continue to sell HCT products under the HCT brand. HCT historically operated from their facility in Nevada City, California. The HCT operations were relocated to Enovation Controls’ Tulsa manufacturing facility. Costs of the restructuring totaled $1.4 million and were related primarily to severance costs. These costs are included in the cost of sales and restructuring charges line items in the Consolidated Statements of Operations.

Industry Conditions

Demand for our products is dependent on demand for the industrial goods markets into which the products are incorporated.  The capital goods industries in general, and the Hydraulics and Electronics segments specifically, are subject to economic cycles.  According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 11% in 2017, after decreasing 9% in 2016 and decreasing 11% in 2015. The Institute of Printed Circuits Association reports that North American electronics business growth continues. Based on three month rolling averages, year-on-year growth in North American sales of semi-conductors and printed circuit boards continued to climb as of November 2017.  Sales growth for electronics manufacturing services held steady and remained strong.  Indicators suggest the likelihood of continued sales growth in the industry in early 2018, but with some volatility.

We utilize industry trend reports from various sources, as well as feedback from customers and distributors, to evaluate economic trends.  We also rely on global government statistics such as Gross Domestic Product and Purchasing Managers Index to understand higher level economic conditions.

2017 Results and Comparison of Years Ended December 30, 2017 and December 31, 2016

(in millions except net income per share)	For the year ended
	December 30, 2017	December 31, 2016	% Change
Net sales	$342.8	$196.9	74.1%
Gross profit	$136.5	$71.3	91.4%
Gross profit %	39.8%	36.2%
Operating income	$61.5	$34.5	78.3%
Operating income %	17.9%	17.5%
Net income	$31.6	$23.3	35.6%
Basic and diluted net income per common share	$1.17	$0.87	34.5%

Consolidated sales for the 2017 year improved to $342.8 million, compared to $196.9 million in 2016, an increase of $145.9 million. Our acquisition of Enovation Controls in December of 2016 contributed largely to the increase.  Organic growth from our historical business totaled 21% and was responsible for $41 million of the year-over-year improvement.

We continue to see an increase in global demand driving the growth in sales in all of our geographic regions.  Additionally, we are realizing returns on investments made in global sales and marketing initiatives.

Gross profit margins improved 3.6 percentage points during 2017.  Contributing factors include increased sales volume, our ability to leverage our fixed costs, continuous improvement initiatives and the acquisition of Enovation Controls, whose products typically have higher gross profit margins than our historic hydraulic business.  Gross profit was also unfavorably impacted by $5.7 million of operational items during the fourth quarter of 2017 which are discussed later in the segment results section.

Operating income margins saw slight improvement, 0.4 percentage points, compared to the prior year.  2017 was impacted by an increase in amortization expense totaling $6.9 million and one-time expenses such as restructuring charges incurred for the merger of HCT and Enovation Controls and a rise in corporate related costs for activities such as our 2018 recent public equity offering and our continued efforts to locate acquisition opportunities.

Enovation Controls outperformed our forecast for 2017. The strong performance was driven by higher demand in the power controls and recreational vehicle end markets, leading to an increase in the fair value of the acquisition-related contingent consideration liability during the year. The contingent consideration is based on defined revenue and EBITDA targets through early 2019. The change in fair value during the year, in excess of the acquisition date fair value, was recognized in earnings and negatively impacted net income and EPS, net of tax, by $6.1 million and $0.22, respectively.

In addition to the negative impact of the change in fair value of contingent consideration discussed above, net income was impacted by a change in tax laws resulting from the Tax Cuts and Jobs Act, commonly referred to as “US tax reform,” which was signed into law in December of 2017.  The total impact on our 2017 financial statements was $0.5 million of one-time tax expense.

Changes in foreign currency exchange rates unfavorably impacted sales and earnings per share (“EPS”) for the year ended December 30, 2017 by $0.6 million and $0.02, respectively.

2018 Outlook

Consolidated revenue for the full year 2018 is expected to be between $370 million and $385 million, with the Hydraulics segment contributing between $250 million and $258 million and the Electronics segment contributing between $120 million and $127 million. Consolidated adjusted operating margin, prior to acquisition-related amortization expense and one-time costs, is expected to be 22.7% to 24.0% for the full year 2018. Consolidated net interest expense is expected to be between $0.1 million and $0.2 million. The full year effective tax rate is anticipated to be 24.5% to 26.5%. Capital expenditures are estimated to be between $15 million and $20 million. Depreciation and amortization are estimated to be between $11.5 million to $12.5 million and between $8 million and $9 million, respectively.

SEGMENT RESULTS

Hydraulics

The Hydraulics segment provides global capital goods industries with hydraulic components and systems used to transmit power and control force, speed and motion.  On a component level, the Hydraulics segment designs and manufactures screw-in hydraulic cartridge valves, manifolds, and integrated fluid power packages and subsystems used in hydraulic systems. The following table sets forth the results of operations for the Hydraulics segment (in millions):

	For the year ended
	December 30, 2017	December 31, 2016	% Change
Net sales	$230.7	$189.5	21.7%
Gross profit	$91.7	$69.9	31.2%
Gross profit %	39.7%	36.9%
Operating income	$54.9	$39.1	40.4%
Operating income %	23.8%	20.6%

Net sales for the Hydraulics segment totaled $230.7 million in 2017, representing growth of $41.2 million, 21.7%, over the prior year.  The growth was driven by increased demand in all geographic and end markets and was also impacted by global sales and marketing initiatives.  No significant price increases occurred during 2017.  Changes in exchange rates had a favorable impact on sales of $0.2 million for the year ended December 30, 2017.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	For the year ended
	December 30, 2017	December 31, 2016	% Change
Americas	$103.9	$88.1	17.9%
Europe/Middle East/Africa	66.2	58.2	13.7%
Asia/Pacific	60.6	43.2	40.3%
Total	$230.7	$189.5

Increased demand in the U.S. and Canada resulted in sales to the Americas growing by $15.8 million, 17.9%, during 2017.

Sales to Europe, the Middle East and Africa (“EMEA”) were up $8.0 million, 13.7%, in 2017. Increased demand, primarily in the United Kingdom and Germany led to the growth. Exchange rates had an unfavorable impact on sales to EMEA of approximately $0.2 million for the year.

Sales to the Asia/Pacific region were up $17.4 million, 40.3%, in 2017. Increased demand in China and South Korea as well as sales and marketing initiatives in the region led to the growth. Exchange rates had a favorable impact on Asia/Pacific sales of $0.4 million for the year.

Gross profit grew $21.8 million, 31.2%, in 2017, and gross profit as a percentage of net sales improved to 39.7%.  Increased sales volume impacted gross profit by approximately $15.2 million. Gross profit was also unfavorably impacted by $2.7 million of operational items during the fourth quarter of 2017 including standard costing adjustments resulting from improved productivity, higher than normal freight costs for expediting products to keep up with the increase in order demand and costs related to our temporary workforce and material outsourcing incurred during our recovery from downtime caused by hurricane Irma.  The remainder of the growth in gross profit was a result of our ability to leverage our fixed costs, combined with continuous improvement initiatives during the period.

Operating income grew $15.8 million, 40.4%, in 2017, and operating income as a percentage of net sales improved to 23.8%. The improvement in operating income during 2017 was primarily due to sales volume and improved gross profit.  Selling, engineering and administrative costs as a percentage of sales decreased to 15.8% in 2017 compared to 16.1% in 2016.

Selling, engineering and administrative expenses (“SEA”) grew $6.1 million, 20.1%, to $36.5 million in 2017, compared to $30.4 million in the prior year. The fluctuations were due to the following: increased compensation costs primarily related to investments in strong talent necessary to support our initiatives to drive future revenue growth and profitability, increased professional fees for legal and advisory services related to special strategic projects and initiatives, increased investments in research and development, and lower CEO transition costs in 2017 compared to 2016.

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

	For the year ended
	December 30, 2017	December 31, 2016
Net sales	$112.2	$7.4
Gross profit	$46.6	$2.5
Gross profit %	41.5%	33.8%
Operating income	$17.9	$(0.6)
Operating income %	16.0%	-8.1%

Net sales for our Electronics segment totaled $112.2 million in 2017, of which $109.4 million were contributed by Enovation Controls. On a pro forma basis, this represented a $26.9 million, 32.6%, increase over the net sales of the PC and VT lines of business of Enovation Controls during 2016, 11 months of which was prior to our acquisition of Enovation Controls which occurred on December 5, 2016.

The sales growth was driven by demand in the power controls and recreational vehicle end markets and our proactive sales initiatives as well as increased demand for new products developed in the past year. Changes in exchange rates had an unfavorable impact on 2017 sales of $0.8 million.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	For the year ended
	December 30, 2017	December 31, 2016
Americas	$95.0	$6.7
Europe/Middle East/Africa	10.9	0.5
Asia/Pacific	6.3	0.2
Total	$112.2	$7.4

Sales to the Americas totaled $95.0 million during 2017. Sales to the EMEA region totaled $10.9 million during 2017. Exchange rates had a negative impact on sales to EMEA of $0.7 million for the year. Sales to the Asia/Pacific region totaled $6.3 million during 2017. Exchange rates had a minimal impact on Asia/Pacific sales during 2017.

Gross profit totaled $46.6 million during 2017, and gross profit as a percentage of net sales totaled 41.5%.  Gross profit was unfavorably impacted by $3.0 million of operational items during the fourth quarter of 2017 including excess scrap adjustments and inventory write offs resulting from new product manufacturing and the addition of a new manufacturing process for surface mount technology production. These issues were directly related to the complex carve-out of the two Enovation Controls lines of business that we acquired in December of 2016.  Additional contributors to the unfavorable fourth quarter impact from operational items were related to product mix, warranty expense and higher than expected temporary labor to support the increase in demand for our products.

Selling, engineering and administrative expenses totaled $27.6 million in 2017.  Included in cost of sales and restructuring charges for 2017 is $0.4 million and $1.0 million, respectively, of charges related to the merger of Enovation Controls and HCT.  The charges primarily related to severance costs. Operating income for the Electronics segment totaled $17.9 million in 2017, with an operating margin of 16.0%.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the year ended December 30, 2017, these costs included corporate costs not deemed to be allocable to our business segments of $1.4 million, acquisition-related costs including charges related to inventory step-up to fair value of $1.8 million, and amortization of acquisition-related intangible assets of $8.2 million.

Interest Expense, net

Net interest expense was $3.8 million for 2017 compared to net interest income of $0.8 million for 2016. Interest expense was $4.1 million compared to $0.5 million for 2016.

Total average cash and investments for the year ended December 30, 2017, totaled $72.5 million compared to $103.6 million for the year ended December 31, 2016. The funding of the acquisition of Enovation Controls during the fourth quarter of 2016, the payment made on contingent consideration during Q4 2017, capital expenditures and repayments of borrowings during the year were the drivers for the increases in interest expense and decreases in average cash and short-term investments.

Change in Fair Value of Contingent Consideration

The fair value of our acquisition-related contingent consideration liability is revalued each quarter to its estimated fair value, and changes are recorded in earnings of the period. Changes in fair value are primarily a result of actual sales volume and EBITDA results of Enovation Controls for the period as well as changes in the probabilities of estimated future sales volume and EBITDA results of Enovation Controls. During 2017 the fair value of the liability increased by $9.5 million over the final acquisition date fair value estimate.

Income Taxes

The provision for income taxes for the year ended December 30, 2017, was 33.6% of pretax income compared to 33.2% for the year ended December 31, 2016.  These effective rates typically fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products. The 2017 rate was also impacted by the US tax reform.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.  We have calculated our best estimate of the impact of the Act in our year-end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $0.5 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.  The provisional estimate recorded related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was a benefit of $1.5 million.  The provisional estimate recorded related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $2.0 million of expense, based on cumulative foreign earnings of $87.3 million.  We will elect to pay the estimated $2.0 million over an eight year period, as proscribed by the legislation.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act.  In accordance with SAB 118, we have determined that the $1.5 million of deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $2.0 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings were provisional amounts and reasonable estimates at December 30, 2017.  Additional work is necessary to complete a more detailed analysis of our deferred tax assets and liabilities, our historical attributes giving rise to the transition tax calculation inputs as well as potential correlative adjustments of each of these items.  Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.  We anticipate completing the accounting analysis at the time our 2017 tax returns are filed, typically in the fourth quarter of our financial reporting year.

Further, in accordance with SAB 118, we are continuing to evaluate our permanent reinvestment assertion as further consideration is given to how the Act impacts the future cash flow position of the Company.  As of December 30, 2017, we have not recorded a deferred tax liability on the future repatriation tax impacts of bringing cash back from overseas but will continue to analyze the various impacts of the Act and determine, during the measurement period, if the assertion should change.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act.  The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.  The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as a period cost are acceptable methods subject to an accounting policy election.  We are still evaluating this policy election under SAB 118 and will disclose the final election once we have analyzed all relevant information pertaining to the directly- and indirectly-correlated effects.

We have also recorded provisional estimates in accordance with SAB 118 for certain directly- and indirectly-correlated effects in our year end income tax provision including, but not limited to, state and local income taxes, domestic production activities deduction, and fixed asset depreciation. These effects are still being evaluated and will be impacted by our final determinations of the appropriate accounting for the Act.

We are still analyzing the Act in its entirety and refining our calculations, which could potentially impact the measurement of our tax balances.  Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

2016 Results and Comparison of Years Ended December 31, 2016 and January 2, 2016

(in millions except net income per share)	For the year ended
	December 31, 2016	January 2, 2016	% Change
Net sales	$196.9	$200.7	-1.9%
Gross profit	$71.3	$77.1	(7.5)%
Gross profit %	36.2%	38.4%
Operating income	$34.5	$46.9	(26.4)%
Operating income %	17.5%	23.4%
Net income	$23.3	$33.1	-29.6%
Basic and diluted net income per common share	$0.87	$1.24	-29.8%

Enovation Controls was acquired on December 5, 2016.  Due to the acquisition occurring late in the year in 2016, our consolidated operating results for the year ended December 31, 2016 were minimally affected, a 2.1% impact on net sales and an 8.4% impact on net income.

Net sales were $196.9 million, a decrease of $3.8 million, compared to $200.7 million in 2015. Demand for our products in 2016 decreased in most major global end markets, which primarily include capital goods equipment. Exchange rates had a negative impact on sales in 2016 of approximately $2.7 million.

The following table presents consolidated net sales based on the geographic region of the sale (in millions):

	For the year ended
	December 31, 2016	January 2, 2016	% Change
Americas	$94.8	$97.7	(3.0)%
Europe/Middle East/Africa	58.7	61.3	(4.2)%
Asia/Pacific	43.4	41.7	4.1%
Total	$196.9	$200.7

Sales to the Americas decreased 3.0% or $2.9 million, to $94.8 million in 2016, driven by weakened U.S. demand.

Sales to EMEA decreased 4.2% or $2.6 million, to $58.7 million in 2016, primarily related to decreased demand in the United Kingdom, Germany, Finland and Norway. Exchange rates had a negative impact on EMEA sales of approximately $2.2 million in 2016.

Sales to the Asian/Pacific region increased 4.1% or $1.7 million, to $43.4 million in 2016, primarily related to increased demand in China. Exchange rates had a $0.5 million negative impact on Asia/Pacific sales in 2016.

Gross profit decreased $5.8 million or 7.5% to $71.3 million in 2016, compared to $77.1 million in 2015. Gross profit as a percentage of net sales decreased to 36.2% in 2016, compared to 38.4% in 2015.  The decrease was primarily attributable to reduced sales volume in the Hydraulics segment negatively impacting gross profit by approximately $3.0 million and increased overhead costs of $2.3 million related to increased compensation and employee benefits.

Selling, engineering and administrative expenses in 2016 were $35.3 million, a $5.5 million, or 18.5%, increase, compared to $29.8 million in 2015. The change for 2016 included transaction costs for the acquisition of Enovation Controls totaling $1.5 million, $3.0 million related to increased professional fees, CEO transition costs and compensation costs and Enovation Controls’ selling, engineering and administrative costs of $1.5 million.  Amortization expense for the 2016 year increased $1.2 million over the 2015 year primarily from the intangible assets acquired with Enovation Controls.

Operating income decreased $12.4 million or 26.4% to $34.5 million in 2016, compared to $46.9 million in 2015, with operating margins of 17.5% and 23.4% for 2016 and 2015, respectively.

Interest Income, Net

Net interest income for 2016 was $0.8 million compared to net interest income of $1.4 million for 2015.   Interest expense in 2016 totaled $0.5 million compared to minimal interest expense in 2015.

Total average cash and short-term investments for 2016 was $103.6 million compared to total average cash and short-term investments for 2015 of $113.3 million. Interest derived from investments in corporate and municipal bonds, mutual funds, certificates of deposit, and money market funds decreased approximately $0.1 million in 2016.  Financing the Enovation Controls acquisition was the driver for the increase in interest expense and decrease in cash and short-term investments over 2016.

Foreign Currency Transaction (Gain) Loss, Net

Net foreign currency transaction gain was $0.4 million in 2016 compared to $1.1 million in 2015. The 2016 gain was primarily derived from a strengthening U.S. Dollar against the British Pound. The lower 2016 gain is due to fewer assets held in U.S. Dollars at our German subsidiary.

Miscellaneous (Income) Expense, Net

Net miscellaneous expense was $0.7 million in 2016 compared to net miscellaneous expense of $0.2 million in 2015. The 2016 expense was primarily related to net losses on short term investments of $0.4 million. The 2015 amount included a gain on the sale of our South Korean facility of approximately $1.3 million, partially offset by impairment of marketable securities of $0.8 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. Funding of acquisition activity and short-term fluctuations in working capital requirements have been met through borrowings under revolving lines of credit as needed. Our principal uses of cash have been paying operating expenses, paying dividends to shareholders, making capital expenditures, making acquisitions and servicing debt.  During 2017, we were very focused on reducing our debt which resulted from the Enovation Controls acquisition.

The following table summarizes our cash flows for the periods (in millions):

	For the year ended
	December 30, 2017	December 31, 2016	$ Change
Net cash provided by operating activities	$49.4	$38.5	$10.9
Net cash used in investing activities	(16.0)	(169.8)	153.8
Net cash (used in) provided by financing activities	(50.0)	128.2	(178.2)
Effect of exchange rates on cash	6.3	(4.6)	10.9
Net decrease in cash and cash equivalents	$(10.3)	$(7.7)	$(2.6)

Cash on hand decreased $10.3 million from $74.2 million at the end of 2016 to $63.9 million at the end of 2017. Cash and cash equivalents were favorably impacted by changes in exchange rates during the year ended December 30, 2017 totaling $6.3 million, and negatively impacted by $4.6 million in 2016.

Cash from operations increased $10.9 million, 28.3%, compared to the prior-year. Net income for 2017 increased approximately $8.3 million compared to 2016. The non-cash change in fair value of the acquisition-related contingent consideration liability during the year ended December 30, 2017 reduced net income by $6.1 million, net of tax. Changes in inventory and accounts receivable reduced cash by $24.1 million in 2017 compared to a use of cash of $4.5 million during 2016. Days sales outstanding went up to 40 days as of December 30, 2017 compared to 34 days as of December 31, 2016. Days of inventory on hand went up to 64 as of December 30, 2017 from 36 as of December 31, 2016. These increases were primarily related to the addition of Enovation Controls during the fourth quarter of 2016 and business model differences compared with our historical operations as well as additional inventory to support customer demand during the carve out of Enovation Controls businesses from its prior structure. Accounts receivable, net balances grew $11.8 million as of December 30, 2017 compared to December 31, 2016, which is a direct result of the increase in net sales during 2017 compared to 2016, as well as differences in payment patterns of the Enovation Controls business compared to the historical business.

Capital expenditures were $22.2 million for the year ended December 30, 2017, primarily made up of purchases of machinery and equipment to improve productivity, the initial costs for the construction of a new production facility for our South Korean subsidiary, which will be completed in 2018, and the purchase of the Enovation Controls manufacturing facility and corporate offices in Tulsa, OK.

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

The credit agreement requires the Company (together with its subsidiaries) to comply with certain financial tests, including a minimum Interest Coverage Ratio (as defined) of 3.0 to 1.0 and a maximum Leverage Ratio (as defined) of 3.75 to 1.0 for the first year and 3.5 to 1.0 thereafter. As of the date of this filing, the Company was in compliance with all debt covenants related to the line of credit.

The credit agreement also requires the Company to comply with a number of restrictive covenants. These covenants limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its Common Stock; engage in acquisitions, mergers, joint ventures, consolidations and asset sales; and pay dividends and distributions.

During 2016 we borrowed $140 million on the line of credit to complete the acquisition of Enovation Controls. We repaid $24 million of the borrowings during 2017.  At December 30, 2017 the balance on the line of credit was $116 million with $184 million of additional credit available, subject to pro forma compliance with debt covenants.

On February 6, 2018, the Company issued and sold 4,400,000 shares of its common stock at $57.50 per share in a registered public offering (“Offering”).  The net increase to shareholders’ equity and cash proceeds from the Offering was approximately $240 million.  The Company used $116 million of the proceeds to repay the debt under its credit facility.  The Company intends to use the remaining proceeds to fund the Faster acquisition and for working capital and general corporate purposes.

See Note 9 of the Notes to the Consolidated Financial Statements included in this Annual Report for additional information regarding our credit facility.

We declared the following regular quarterly dividends to shareholders during 2017, 2016 and 2015. We have historically declared the regular quarterly dividends to shareholders of record on the last day of the respective quarter, paid on the 15th day of each month following the date of declaration.  Beginning in the third quarter of 2017, we declared the regular quarterly dividends to shareholders of record on the 5th day following the respective quarter, paid on the 20th day of each month following the date of declaration.

	2017	2016	2015
First quarter	$0.09	$0.09	$0.09
Second quarter	0.09	0.09	0.09
Third quarter	0.09	0.09	0.09
Fourth quarter	0.09	0.09	0.09

In addition to the regular quarterly dividends, we declared shared distribution cash dividends in 2017, 2016 and 2015, equal to $0.02, $0.04 and $0.09, respectively.  The 2017 dividend was paid on March 31, 2017, to shareholders of record on March 15, 2017, the 2016 dividend was paid on March 31, 2016, to shareholders of record on March 15, 2016, and the 2015 dividend was paid on March 31, 2015, to shareholders of record on March 15, 2015.

We paid dividends totaling $10.3 million, $10.8 million, and $12.0 million for the years ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively.

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

OTHER MATERIAL COMMITMENTS. Our contractual obligations and debt obligations as of December 30, 2017, are summarized in the table below (in thousands):

	Payments due by Period
CONTRACTUAL OBLIGATIONS	TOTAL	2018	2019-2020	2021-2022	Thereafter
Operating leases	$629	$229	$210	$169	$21
Revolving line of credit (1)	116,000	—	—	116,000	—
Interest on revolving line of credit (2)	17,966	3,654	7,308	7,004	—
Contingent consideration (3)	33,882	17,102	16,780	—	—
Total contractual obligations	$168,477	$20,985	$24,298	$123,173	$21

(1)	Our revolving credit facility expires in November 2021. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.
(2)	Interest on the revolving line of credit assumes the current interest rate environment and revolver borrowings consistent with December 30, 2017 debt levels.
(3)	Represents the fair value estimate of contractual earnout payments for our acquisition of Enovation Controls.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles which requires management to make certain estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Based on facts and circumstances inherent in developing estimates and assumptions, we believe it is unlikely that applying other such estimates and assumptions would have caused materially different amounts to have been reported. The following policies are considered by management to be the most critical in understanding the judgements, estimates and assumptions that are involved in the preparation of our consolidated financial statements.

Inventory Valuation

Inventories are valued at the lower of cost and net realizable value, on a first-in, first-out basis.  On an ongoing basis, component parts found to be obsolete through design or process changes are disposed of and charged to material cost. We review on-hand balances of products and component parts against specific criteria such as assumptions about future demand. Products and component parts without usage or that have excess quantities on hand are evaluated. An inventory reserve is then established for the full inventory carrying value of those products and component parts deemed to be obsolete or slow moving. If actual future demand is less favorable than management projections, additional inventory write-downs may be required.  See Note 5 to the Financial Statements for inventory reserve amounts.

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

The fair value of the contingent consideration arrangement was estimated using a risk-adjusted probability analysis.  The primary inputs used in the analysis included revenue and earnings forecasts and estimates of probabilities of varying outcomes.  As of December 30, 2017, the contingent consideration is valued at approximately 100% of the present value of the total possible payout.  If actual results are less favorable than management projections, write-downs of the liability could occur.  See Note 4 to the Financial Statements for changes in the estimated fair value during the year.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting, which requires recognition separately from goodwill, the assets acquired and the liabilities assumed at their acquisition date fair values.  Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions.  While the ultimate responsibility resides with management, for certain acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets.  Acquired intangible assets, excluding goodwill, are valued using various methodologies such as the discounted cash flow method which is based on future cash flows specific to the type of intangible asset purchased and the relief from royalty method which is based on the present value of savings resulting from the right to manufacture or sell products that incorporate the intangible asset without having to pay a license for its use.  These methodologies incorporate various estimates and assumptions, the most significant being estimated royalty rates, projected revenue growth rates, profit margins and forecasted cash flows based on the discount rate.

Goodwill

Goodwill, which represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired, is carried at cost. Goodwill is tested for impairment annually or more often if events or circumstances indicate a reduction in the fair value below the carrying value. The carrying value of assets is calculated at the reporting unit level. An impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

We primarily use an income approach methodology based on a discounted forecasted cash flow analysis to value reporting units.  Assumptions used in the analysis include estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables.  Assumptions made for future cash flows are developed based on consideration of current and future economic conditions, recent sales trends, planned timing of product launches, or other relevant variables.

The assessment of fair value for impairment purposes requires significant judgment by management.  The estimated fair value could be impacted by changes in market conditions, growth rates, costs and other variables.

We completed our annual goodwill impairment testing and determined that the carrying amount of goodwill was not impaired. See Note 7 to the Financial Statements for goodwill amounts.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows that the asset is expected to generate. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  For the year ended December 30, 2017, there were no impairments recorded based on our analysis.  If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, we may be required to record impairment charges.

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

We accrue for health care benefit costs under two self-funded plans, one for Sun Hydraulics US employees and one for Enovation Controls US employees. We purchase re-insurance for both specific and aggregate stop losses on claims. The individual stop loss basis is $225 thousand and $200 thousand for Sun and Enovation, respectively, and the aggregate stop loss limit for the Sun plan is approximately $6.6 million. The Enovation Controls plan has no aggregate stop loss limit.

The Company accrues for the estimated cost of product warranties at the time revenue is recognized. The estimates are based upon current and historical warranty trends and other related information known to the Company.

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

Our U.S. federal returns are currently under examination by the Internal Revenue Service (IRS) for the periods 2007 through 2012. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months we will resolve some or all of the matters presently under consideration for 2007 through 2012 with the IRS and that there could be significant increases or decreases to unrecognized tax benefits. See Note 11 to the Financial Statements for income tax amounts, including reserves.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility.  We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 30, 2017 we had $116 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the year ended December 30, 2017, a one percentage point increase in the weighted average interest rate, which generally equals 2.70%, would have resulted in an approximate $1.3 million increase in financing costs for the year ended December 30, 2017.  We have not historically used derivative instruments to manage exposure to changes in interest rates.

Our exposure to foreign currency exchange fluctuations relates primarily to the direct investment in our facilities in the United Kingdom, Germany, South Korea and China. The Company does not use financial instruments to hedge foreign currency exchange rate changes. A 10% decrease in the 2017 average exchange rate of the Pound, Euro, Won and Renminbi collectively would have caused a decrease in EPS of approximately 2%, which we do not consider to be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Board of Directors and Shareholders

Sun Hydraulics Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Sun Hydraulics Corporation (a Florida Corporation) and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive income, statement of shareholders’ equity, and cash flows for each of the years in the periods ended December 30, 2017 and December 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the years in the periods ended December 30, 2017 and December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Tampa, Florida
February 27, 2018

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Board of Directors and Shareholders

Sun Hydraulics Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Sun Hydraulics Corporation (a Florida Corporation) and subsidiaries (the “Company”) as of December 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 30, 2017, and our report dated February 27, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Tampa, Florida

February 27, 2018

Report of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.

To the Board of Directors and

Stockholders of Sun Hydraulics Corporation:

We have audited the consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows of Sun Hydraulics Corporation (a Florida Corporation) and subsidiaries (collectively, the “Company”) for the period ended January 2, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of Sun Hydraulics Corporation (a Florida Corporation) and subsidiaries for the period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

March 1, 2016

Clearwater, Florida

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	December 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$63,882	$74,221
Restricted cash	40	37
Accounts receivable, net of allowance for doubtful accounts of $358 and $101	37,503	25,730
Inventories, net	41,545	30,000
Income taxes receivable	—	512
Short-term investments	—	6,825
Other current assets	3,806	3,943
Total current assets	146,776	141,268
Property, plant and equipment, net	91,931	80,515
Deferred income taxes	4,654	3,705
Goodwill	108,869	103,583
Other intangibles, net	104,131	112,565
Other assets	3,405	3,141
Total assets	$459,766	$444,777
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$15,469	$10,166
Accrued expenses and other liabilities	8,977	7,456
Current portion of contingent consideration	17,102	10,765
Dividends payable	2,437	2,424
Income taxes payable	1,878	265
Total current liabilities	45,863	31,076
Revolving line of credit	116,000	140,000
Contingent consideration, less current portion	16,780	24,312
Deferred income taxes	2,068	9,501
Other noncurrent liabilities	6,382	3,491
Total liabilities	187,093	208,380
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 27,077,145 and 26,936,021 shares outstanding	27	27
Capital in excess of par value	95,354	89,718
Retained earnings	183,770	162,485
Accumulated other comprehensive loss	(6,478)	(15,833)
Total shareholders' equity	272,673	236,397
Total liabilities and shareholders' equity	$459,766	$444,777

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended
	December 30, 2017	December 31, 2016	January 2, 2016

Net sales	$342,839	$196,934	$200,727
Cost of sales	206,314	125,585	123,634
Gross profit	136,525	71,349	77,093
Selling, engineering and administrative expenses	65,580	35,345	29,817
Restructuring charges	1,031	—	—
Amortization of intangible assets	8,423	1,545	385
Operating income	61,491	34,459	46,891
Interest expense (income), net	3,781	(790)	(1,422)
Foreign currency transaction gain, net	(52)	(395)	(1,104)
Miscellaneous expense, net	742	743	187
Change in fair value of contingent consideration	9,476	—	—
Income before income taxes	47,544	34,901	49,230
Income tax provision	15,986	11,597	16,092
Net income	$31,558	$23,304	$33,138
Basic and diluted net income per common share	$1.17	$0.87	$1.24
Basic and diluted weighted average shares outstanding	27,031	26,892	26,687
Dividends declared per share	$0.38	$0.40	$0.45

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Comprehensive Income

(in thousands)

	For the year ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net income	$31,558	$23,304	$33,138
Other comprehensive income (loss)
Foreign currency translation adjustments	8,964	(6,661)	(5,555)
Unrealized gain (loss) on available-for-sale securities	391	871	(403)
Total other comprehensive income (loss)	9,355	(5,790)	(5,958)
Comprehensive income	$40,913	$17,514	$27,180

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Shareholders’ Equity

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	income (loss)	Total
Balance, December 27, 2014	—	$—	26,573	$27	$73,499	$128,818	$(4,085)	$198,259
Shares issued, restricted stock			61					—
Shares issued, other comp			25					—
Shares issued, ESPP			33		1,019			1,019
Shares issued, shared distribution			94		3,535			3,535
Stock-based compensation					4,324			4,324
Tax expense of stock-based compensation					(112)			(112)
Dividends declared						(12,018)		(12,018)
Net income						33,138		33,138
Other comprehensive loss							(5,958)	(5,958)
Balance, January 2, 2016	—	$—	26,786	$27	$82,265	$149,938	$(10,043)	$222,187
Shares issued, restricted stock			40					—
Shares issued, other comp			25					—
Shares issued, ESPP			34		1,039			1,039
Shares issued, shared distribution			51		1,679			1,679
Stock-based compensation					4,848			4,848
Tax expense of stock-based compensation					(113)			(113)
Dividends declared						(10,757)		(10,757)
Net income						23,304		23,304
Other comprehensive loss							(5,790)	(5,790)
Balance, December 31, 2016	—	$—	26,936	$27	$89,718	$162,485	$(15,833)	$236,397
Shares issued, restricted stock			67					—
Shares issued, other comp			26					—
Shares issued, ESPP			31		1,156			1,156
Shares issued, shared distribution			17		628			628
Stock-based compensation					3,852			3,852
Dividends declared						(10,273)		(10,273)
Net income						31,558		31,558
Other comprehensive income							9,355	9,355
Balance, December 30, 2017	—	$—	27,077	$27	$95,354	$183,770	$(6,478)	$272,673

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended
	December 30, 2017	December 31, 2016	January 2, 2016
Cash flows from operating activities:
Net income	$31,558	$23,304	$33,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,190	11,318	9,557
Loss (gain) on disposal of assets	1,539	329	(171)
Stock-based compensation expense	4,042	4,848	4,324
Deferred director and phantom stock unit expense	—	10	17
Stock compensation income tax expense	—	113	112
Amortization of debt issuance costs	334	47	—
Allowance for doubtful accounts	159	(61)	12
Provision for slow moving inventory	159	117	(193)
(Benefit) provision for deferred income taxes	(6,791)	77	(846)
Amortization of acquisition-related inventory step-up	1,774	1,021	—
Change in fair value of contingent consideration	9,476	—	—
Non-cash restructuring and related charges	390	—	—
(Increase) decrease in, net of acquisition:
Accounts receivable	(11,063)	(3,158)	3,958
Inventories	(13,063)	(1,380)	1,244
Income taxes receivable	512	(1,628)	(235)
Other current assets	254	(153)	(741)
Other assets	(820)	(106)	289
Increase (decrease) in, net of acquisition:
Accounts payable	5,780	2,566	(451)
Accrued expenses and other liabilities	1,497	656	476
Income taxes payable	3,404	838	(559)
Other noncurrent liabilities	1,051	(252)	(29)
Net cash provided by operating activities	49,382	38,506	49,902
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(500)	(200,056)	—
Investment in licensed technology	—	(1,227)	(1,425)
Capital expenditures	(22,205)	(6,187)	(6,106)
Proceeds from dispositions of equipment	47	7	1,645
Purchases of short-term investments	—	(24,699)	(30,125)
Proceeds from sale of short-term investments	6,684	62,374	26,698
Net cash used in investing activities	(15,974)	(169,788)	(9,313)
Cash flows from financing activities:
Borrowings on revolving line of credit	—	140,000	—
Repayment of borrowings on revolving credit facility	(24,000)	—	—
Stock compensation income tax expense	—	(113)	(112)
Proceeds from stock issued	1,156	1,039	1,019
Dividends to shareholders	(10,260)	(10,744)	(11,999)
Change in restricted cash	88	—	275
Debt issuance costs	—	(1,959)	—
Payment of contingent consideration liability	(16,985)	—	—
Net cash (used in) provided by financing activities	(50,001)	128,223	(10,817)
Effect of exchange rate changes on cash and cash equivalents	6,254	(4,652)	(4,683)
Net (decrease) increase in cash and cash equivalents	(10,339)	(7,711)	25,089
Cash and cash equivalents, beginning of period	74,221	81,932	56,843
Cash and cash equivalents, end of period	$63,882	$74,221	$81,932
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$17,470	$12,785	$17,857
Interest	$3,723	$364	$—
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$628	$1,679	$3,535
Contingent consideration incurred in connection with acquisition	$—	$35,077	$—
Unrealized gain (loss) on available for sale securities	$391	$871	$(403)
Measurement period adjustment to goodwill and contingent consideration	$4,504	$—	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

1.  COMPANY BACKGROUND

Sun Hydraulics Corporation (“Sun” or the “Company”), and its wholly-owned subsidiaries, is an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets. Sun operates in two business segments:  Hydraulics and Electronics. The Hydraulics segment consists of all of the global, historical Sun Hydraulics companies and serves the hydraulics market as a leading manufacturer of high-performance screw-in hydraulic cartridge valves, electro-hydraulics, manifolds, and integrated package solutions for the worldwide industrial and mobile hydraulics markets. On December 29, 2017 the Company merged the operations of two of its wholly owned subsidiaries in the Electronics segment, HCT and Enovation Controls. Enovation Controls was the surviving legal entity and will continue to sell HCT products under the HCT brand.  Enovation Controls is a global provider of innovative electronic control, display and instrumentation solutions for both recreational and off-highway vehicles, as well as stationary and power generation equipment.

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

Short-term investments are subject to a periodic impairment review.  And impairment charge is recognized when a decline in the fair value of an investment below its cost basis is judged to be other than temporary.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis.

Accounts Receivable

The Company sells to most of its customers on a recurring basis, primarily through distributors and customers with which the Company maintains long-term relationships.  As a result, bad debt expense has not been material.  The allowance for doubtful accounts is determined on a specific identification basis by a review of those accounts that are significantly in arrears.  Account balances are charged against the allowance when it is probable the receivable will not be recovered.  See the consolidated balance sheets for allowance amounts.

Inventory

Inventories are valued at the lower of cost and net realizable value, on a first-in, first-out basis.  On an ongoing basis, component parts found to be obsolete through design or process changes are disposed of and charged to material cost.  The Company reviews on-hand balances of products and component parts against specific criteria.  Products and component parts that have excess quantities on hand are evaluated.  An inventory reserve is then established for the appropriate inventory value of those products and component parts deemed to be obsolete or slow moving. See Note 5 to the Financial Statements for inventory reserve amounts.

Property, Plant and Equipment

Property, plant and equipment is stated at cost.  Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.  Repairs and maintenance are expensed as incurred.  Depreciation is computed using the straight line method over the following useful lives:

Years
Computer Equipment	3 - 5
Machinery and equipment	4 - 12
Furniture and fixtures	3 - 10
Building and land improvements	7 - 40
Buildings	25 - 40

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other liabilities approximate their carrying value, due to their short-term nature.  The Company’s valuation techniques used to measure the fair value of marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. Contingent consideration and newly acquired intangible assets are measured at fair value using level 3 inputs. The valuation techniques used to measure the fair value of all other financial instruments were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data. See Note 4 for detail on the level of inputs used in determining the fair value of assets and liabilities.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired, is carried at cost.  Goodwill is tested for impairment annually or more often if events or circumstances indicate a reduction in the fair value below the carrying value.   The carrying value of assets is calculated at the reporting unit level. An impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

The Company completed its annual goodwill impairment testing and determined that the carrying amount of goodwill was not impaired. See Note 7 to the Financial Statements for goodwill amounts.

Other intangible assets with definite lives consist primarily of technology, customer relationships, brands and a favorable supply agreement, and are amortized over their respective estimated useful lives, ranging from one to twenty years.

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

The Company accrues for health care benefit costs under two self-funded plans, one for Sun Hydraulics US employees and one for Enovation Controls US employees.  The Company purchases re-insurance for both specific and aggregate stop losses on claims.  The individual stop loss basis is $225 and $200 for Sun and Enovation, respectively, and the aggregate stop loss limit for the Sun plan is approximately $6,600.  The Enovation plan has no aggregate stop loss limit.

The Company accrues for the estimated cost of product warranties at the time revenue is recognized. The estimates are based upon current and historical warranty trends and other related information known to the Company.

Revenue Recognition

The Company recognizes revenue, net of sales incentives, when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability of the sales price is reasonably assured.  Delivery does not occur until title passes and risk of loss transfers to the customer, which is generally at the time the product is shipped.

Shipping and Handling Costs

Shipping and handling costs billed to distributors and customers are recorded in revenue.  Shipping costs incurred by the Company are recorded in cost of goods sold.

Foreign Currency Translation and Transactions

The financial statements of Sun’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, Sun recognizes a transaction gain or loss in foreign currency transaction (gain) loss, net when the transaction is settled.

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

Stock-Based Compensation

All share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.  Benefits or deficiencies of tax deductions in excess of recognized compensation costs are reported within operating cash flows.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company will adopt the standard for the annual and interim periods beginning on December 31, 2017, using the cumulative catch-up transition method. The Company has completed its evaluation of the impacts of adopting the new standard and determined the adoption of this new guidance will not have a material effect on the way in which revenue is recognized.  The substantial majority of the Company’s contracts with its customers have a single performance obligation for the transfer of manufactured products, do not contain significant components of variable consideration and are payable within one year.  Therefore revenue is recognized based on the invoice price at the point in time when the product is transferred, which is typically upon shipment to the customer.

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

Pursuant to a Unit Purchase Agreement, Sun acquired all of the outstanding membership units of Enovation Controls for initial cash consideration of $201,020 and additional cash earn-out potential of $50,000.  Total consideration for the acquisition was subject to a post-closing adjustment for working capital in accordance with the terms of the Purchase Agreement.  During the first quarter of 2017 the Company recognized an additional $500 of consideration for the post-closing working capital adjustment.  The consideration paid for the acquisition was funded with cash on hand and proceeds from the existing revolving line of credit.

The contingent consideration arrangement requires the Company to pay up to $50,000 of additional consideration to Enovation Controls’ former owners based on defined revenue and EBITDA targets. The potential payments are due in three installments, to be paid immediately following the 9, 18 and 27 month periods after closing, of which the first payment was made in October 2017.  See Note 4 to the Financial Statements for a summary of the changes in estimated fair value of the contingent consideration liability.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition.  During 2017 management completed the valuation resulting in an increase to the fair value of contingent consideration of $6,314, a decrease to deferred income tax liabilities of $1,810 and an increase to goodwill of $4,504, incorporated below.

The fair value of total purchase consideration consisted of the following:

Cash	$201,020
Fair value of contingent consideration	41,391
Post-closing adjustment for working capital	500
Total purchase consideration	242,911
Less: cash acquired	(964)
Total purchase consideration, net of cash acquired	$241,947

The allocation of the total purchase price, net of cash acquired, is as follows:

Accounts receivable	$9,502
Inventories	16,979
Other current assets	176
Property, plant and equipment	10,546
Goodwill	103,671
Intangible assets	108,070
Other assets	8
Total assets acquired	248,952
Accounts payable	(3,260)
Accrued expenses and other liabilities	(3,745)
Total liabilities assumed	(7,005)
Fair value of net assets acquired	$241,947

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

The fair value of identified intangible assets and their respective useful lives are as follows:

	Fair Value	Weighted- Average Amortization Periods (Yrs)
Brands	$30,000	20
Non-compete Agreements	950	5
Technology	17,500	9
Supply Agreement	21,000	10
Sales Order Backlog	620	1
Customer Relationships	38,000	20
Identified intangible assets	$108,070	16

Enovation Controls sells products under the following brands: Enovation Controls, Murphy and Zero Off. The fair value of brands acquired was determined by using the relief from royalty income approach methodology.  This method reflects the present value of savings resulting from the right to manufacture or sell products under the brand names without having to pay a license fee for their use.  This valuation method is based on the application of a royalty rate to forecasted revenue of the brands.  The economic useful life was determined based on the expected life of the trade name and the cash flows anticipated over the forecasted periods.

Technology relates to two technology platforms, Vehicle Technologies and Power Controls.  The VT platform designs and manufactures recreational vehicle and recreational marine technologies including displays, GPS devices, gages and controls.  The PC platform designs and manufactures industrial controls, instrumentations, panels and related software for engines, pumps and other industrial applications.  The technology was valued using the relief from royalty income approach methodology.  This method reflects the present value of savings resulting from the right to manufacture or sell products that incorporate the technology without having to pay a license fee for its use and is based on the application of a royalty rate to forecasted revenue from the technology.  The economic useful life was determined based on the technology cycle related to each technology platform.

The supply agreement intangible asset relates to favorable terms for inventory purchases that provide a competitive advantage over other market participants.  At the Acquisition Date, Enovation Controls entered into a supply agreement with the separate legal entity that holds the lines of business associated with Enovation Controls’ NGPC and ECFs customer markets, which were not acquired by Sun, to purchase and sell certain products at discounted pricing.  The supply agreement was valued using an income approach methodology which estimated the fair value of the supply agreement by applying a discounted cash flow analysis whereby the value is the present value of applicable forecasted cash flows.  The economic useful life is in line with the terms of the agreement.

Customer relationships are based upon the fair value of future projected operational results that will be derived from sales of products to existing customers of Enovation Controls. Customer relationships were valued using the excess earnings income approach methodology.  Under this approach the fair value was measured as the present value of forecasted cash flows net of pro-forma charges for tangible and intangible assets employed.  The economic useful life was determined based on historical customer turnover rates.

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

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at December 30, 2017, and December 31, 2016. The fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other liabilities approximates their carrying value, due to their short-term nature.

	December 30, 2017
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Contingent consideration	$33,882	$—	$—	$33,882
Total	$33,882	$—	$—	$33,882

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Equity securities	$—	$31	$—	$31
Mutual funds	1,483	—	(159)	1,324
Subtotal	1,483	31	(159)	1,355
Level 2:
Corporate fixed income	4,288	9	(408)	3,889
Municipal bonds	1,675	—	(94)	1,581
Subtotal	5,963	9	(502)	5,470
Total	$7,446	$40	$(661)	$6,825
Liabilities
Level 3:
Contingent consideration				$35,077
Total				$35,077

The Company recognized a net realized loss on investments during the twelve months ended December 30, 2017 of $679 and a net realized loss of $395 during the twelve months ended December 31, 2016. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. During the twelve months ended December 30, 2017 and December 31, 2016, the Company recognized impairment charges of $220 and $276, respectively, which are included in the net realized loss for the periods.

  A summary of changes in the estimated fair value of contingent consideration at December 30, 2017 is as follows:

Balance at December 31, 2016	$35,077
Measurement period adjustment	6,314
Change in estimated fair value	8,299
Accretion in value	1,177
Payment on liability	(16,985)
Balance at December 30, 2017	$33,882

The fair value of the contingent consideration arrangement was estimated using a risk-adjusted probability analysis. During the second quarter of 2017 management completed the valuation of the Acquisition Date fair value of contingent consideration resulting in a measurement period adjustment which increased the fair value of the liability and goodwill by $6,314. During the year ended December 30, 2017, adjustments to the fair value of contingent consideration were recorded based on Enovation Controls’ results of operation during the period and managements’ revision of revenue and EBITDA forecasts. The adjustments were not considered measurement period adjustments and were therefore recognized in earnings for the period.  During the fourth quarter of 2017, the Company made the first payment on the contingent consideration liability.

5.  INVENTORIES

	December 30, 2017	December 31, 2016
Raw materials	$26,426	$16,864
Work in process	6,910	5,641
Finished goods	9,920	8,069
Provision for slow moving inventory	(1,711)	(574)
Total	$41,545	$30,000

6.  PROPERTY, PLANT, AND EQUIPMENT

	December 30, 2017	December 31, 2016
Machinery and equipment	$103,024	$100,695
Office furniture and equipment	15,160	12,886
Buildings	48,977	39,641
Building and land improvements	9,513	9,270
Land	16,977	10,453
	$193,651	$172,945
Less: Accumulated depreciation	(107,251)	(96,489)
Construction in progress	5,531	4,059
Total	$91,931	$80,515

Depreciation expense for the years ended December 30, 2017, December 31, 2016, and January 2, 2016 totaled $10,767, $9,184, and $8,442, respectively.

7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the years ended December 30, 2017 and December 31, 2016 is as follows:

	Hydraulics	Electronics	Total
Balance as January 2, 2016	$2,286	$2,702	$4,988
Acquisitions	—	98,667	98,667
Currency translation	(72)	—	(72)
Balance as December 31, 2016	$2,214	$101,369	$103,583
Working capital adjustment	—	500	500
Measure period adjustment	—	4,504	4,504
Currency translation	282	—	282
Balance as December 30, 2017	$2,496	$106,373	$108,869

Goodwill is tested for impairment annually, in the third and fourth quarters, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Valuation models reflecting the expected future cash flow projections are used to value reporting units. A valuation of the reporting unit at December 30, 2017, indicated that there was no impairment of the carrying value of the Company’s goodwill associated with its Hydraulics segment.  A valuation of the reporting units that comprise the Company’s Electronics segment at September 30, 2017, indicated that the fair value of the reporting unit was in excess of the carrying value.  As of December 30, 2017, no factors were identified that indicated impairment of the carrying value of the Company’s goodwill associated with its Electronics segment.

Intangibles

At December 30, 2017, and December 31, 2016, intangible assets consisted of the following:

		December 30, 2017			December 31, 2016
	Useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade Name and Brands	1 - 20	$30,774	$(2,115)	$28,659	$30,774	$(541)	$30,233
Non-compete Agreements	2 - 5	950	(206)	744	950	(16)	934
Technology	7 - 10	18,435	(2,671)	15,764	18,435	(620)	17,815
Supply Agreement	10	21,000	(2,275)	18,725	21,000	(175)	20,825
Sales Order Backlog	1	620	(620)	—	620	(347)	273
Customer Relationships	15 - 20	39,751	(2,607)	37,144	39,751	(614)	39,137
Licensing Agreement	15	3,716	(621)	3,095	3,727	(379)	3,348
		$115,246	$(11,115)	$104,131	$115,257	$(2,692)	$112,565

Total amortization expense for the years ended 2017, 2016 and 2015 was approximately $8,423, $1,545 and $385, respectively. Total estimated amortization expense for the years 2018 through 2022 is presented below.

Year:
2018	$8,148
2019	8,148
2020	8,148
2021	8,113
2022	7,842
Total	$40,399

8.  ACCRUED EXPENSES AND OTHER LIABILITIES

	December 30, 2017	December 31, 2016
Compensation and benefits	$3,932	$3,084
Self-insurance liability	1,048	1,833
Warranties	1,079	457
Other	2,918	2,082
Total	$8,977	$7,456

9.  LONG-TERM DEBT

The Company has a credit agreement that provides a revolving line of credit of up to $300,000 that is available through November 22, 2021.  The credit agreement includes an accordion feature to increase the line of credit by up to an additional $100,000 in the form of additional revolving credit loans or in the form of term loans.  Borrowings under the line of credit bear interest at defined rates plus an applicable margin based on the Company’s leverage ratio.  At December 30, 2017 and December 31, 2016 the balance on the revolving line was $116,000 and $140,000, respectively. The interest rate in effect at December 30, 2017 was 3.15%.

The credit agreement requires the Company (together with its subsidiaries) to comply with certain financial tests, including a minimum interest coverage ratio (as defined) of 3.0 to 1.0 and a maximum leverage ratio of 3.5 to 1.0. As of the date of this filing, the Company was in compliance with all debt covenants related to the line of credit.

The credit agreement also requires the Company to comply with a number of restrictive covenants. These covenants limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its Common Stock; engage in acquisitions, mergers, joint ventures, consolidations and asset sales; and pay dividends and distributions.

The line of credit is guaranteed by the Company’s U.S. domestic subsidiaries and requires any future U.S. domestic subsidiaries to join as guarantors.  In addition, the line of credit is required to be secured by substantially all of the assets of the Company and its current and any future U.S. domestic subsidiaries of the Company.  Accordingly, (i) the Company entered into a security agreement granting a security interest in substantially all of its respective assets, (ii) the Company entered into a pledge agreement granting a security interest in certain equity ownership in certain of its subsidiaries, and (iii) the Company and/or certain of its subsidiaries entered into certain other additional agreements further granting security interests in certain specific assets, including intellectual property rights, in each case to secure amounts borrowed under the credit agreement.

The credit agreement incorporates sub-facilities for swing loans up to $20,000 and issuances of letters of credit up to $10,000. Swing loans and letters of credit issued under the credit agreement decrease availability under the $300,000 revolving line of credit on a dollar for dollar basis.

Total interest expense recognized on the credit agreement during 2017 and 2016 totaled $4,082 and $483, respectively.

10.  DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $10,273, $10,757, and $12,018 to shareholders in 2017, 2016, and 2015, respectively.

The Company declared the following regular quarterly dividends to shareholders during 2017, 2016 and 2015. The Company has historically declared the regular quarterly dividends to shareholders of record on the last day of the respective quarter, paid on the 15th day of each month following the date of declaration.  Beginning in the third quarter of 2017, the Company declared the regular quarterly dividends to shareholders of record on the 5th day following the respective quarter, paid on the 20th day of each month following the date of declaration.

	2017	2016	2015
First quarter	$0.09	$0.09	$0.09
Second quarter	0.09	0.09	0.09
Third quarter	0.09	0.09	0.09
Fourth quarter	0.09	0.09	0.09

In addition to the regular quarterly dividends, the Company declared shared distribution cash dividends in 2017, 2016 and 2015, equal to $0.02, $0.04 and $0.09, respectively.  The 2017 dividend was paid on March 31, 2017, to shareholders of record on March 15, 2017, the 2016 dividend was paid on March 31, 2016, to shareholders of record on March 15, 2016, and the 2015 dividend was paid on March 31, 2015, to shareholders of record as of March 15, 2015.  The shared distribution was introduced in 2008 as a way to reward both shareholders and employees when the Company has a successful year.

11.  INCOME TAXES

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 30, 2017	December 31, 2016	January 2, 2016
United States	$37,005	$30,562	$45,964
Foreign	10,539	4,339	3,266
Total	$47,544	$34,901	$49,230

The Company derives its pretax income based on the consolidated results of its legal entities. The Company has made the decision to consolidate engineering and manufacturing for the most part in the U.S. The Company’s foreign subsidiaries primarily act as part of Sun’s sales and distribution channel, resulting in different pretax income levels. Products manufactured in the U.S. are sold worldwide and are the primary reason that pretax income in the U.S. is higher than foreign pretax income. The U.S. legal entities had third party export sales of $85,479, $62,661, and $58,207 for the years 2017, 2016, and 2015, respectively. Foreign pretax income is impacted by the level of foreign manufacturing, sales at varying market levels, as well as direct sales to large OEM customers.

The components of the income tax provision (benefit) are as follows:

	For the year ended
	December 30, 2017	December 31, 2016	January 2, 2016
Current tax expense (benefit):
United States	$17,165	$9,740	$14,538
State and local	3,095	923	948
Foreign	2,496	1,377	1,359
Total current	22,756	12,040	16,845
Deferred tax expense (benefit):
United States	(4,922)	(341)	(781)
State and local	(986)	387	(58)
Foreign	(862)	(489)	86
Total deferred	(6,770)	(443)	(753)
Total income tax provision	$15,986	$11,597	$16,092

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.  Management calculated their best estimate of the impact of the Act in the 2017 year-end income tax provision in accordance with their understanding of the Act and guidance available as of the date of this filing and as a result have recorded $459 as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.  The provisional estimate recorded related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was a benefit of $1,541.  The provisional estimate recorded related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $2,000 of expense, based on cumulative foreign earnings of $87,300.  The Company will elect to pay the estimated $2,000 over an eight year period, as prescribed by the legislation.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act.  In accordance with SAB 118, the Company determined that the $1,541 of deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $2,000 of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings were provisional amounts and reasonable estimates at December 30, 2017.  Additional work is necessary to complete a more detailed analysis of deferred tax assets and liabilities, historical attributes giving rise to the transition tax calculation inputs as well as potential correlative adjustments of each of these items.  Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.  Management anticipates completing the accounting analysis at the time the 2017 tax returns are filed, typically in the fourth quarter of the financial reporting year.

Further, in accordance with SAB 118, the Company is continuing to evaluate its permanent reinvestment assertion as further consideration is given to how the Act impacts the future cash flow position of the business.  As of December 30, 2017, the Company has not recorded a deferred tax liability on the future repatriation tax impacts of bringing cash back from overseas but will continue to analyze the various impacts of the Act and determine during the measurement period if this assertion should change.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act.  The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.  The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as a period cost are acceptable methods subject to an accounting policy election.  The Company is still evaluating this policy election under SAB 118 and will disclose the final election once it has analyzed all relevant information pertaining to the directly- and indirectly-correlated effects.

The Company has also recorded provisional estimates in accordance with SAB 118 for certain directly- and indirectly-correlated effects in the 2017 year end income tax provision including, but not limited to, state and local income taxes, domestic production activities deduction, and fixed asset depreciation. These effects are still being evaluated and will be impacted by the Company’s final determinations of the appropriate accounting for the Act.

The Company is still analyzing the Act in its entirety and refining its calculations, which could potentially impact the measurement of tax balances.  Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 30, 2017	December 31, 2016	January 2, 2016
U.S. federal taxes at statutory rate	$16,640	$12,245	$17,231
Increase (decrease)
Foreign tax credit	—	—	(310)
Domestic production activity deduction	(1,909)	(1,032)	(1,699)
Foreign income taxed at lower rate	(1,177)	(381)	(420)
US income tax reform	459	—	—
State and local taxes, net	1,208	586	890
Change in reserve	829	(284)	304
Other	(64)	463	96
Income tax provision	$15,986	$11,597	$16,092

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 30, 2017, and December 31, 2016 are presented below:

	December 30, 2017	December 31, 2016
Deferred tax assets:
Noncurrent:
Foreign tax benefit of U.S. reserves	$3,741	$3,518
Net operating losses	529	793
Inventory	860	—
Intangible assets and goodwill	2,354	—
Accrued expenses and other	1,418	2,561
Total noncurrent deferred tax assets	8,902	6,872
Less: Valuation Allowance	(346)	(292)
Net noncurrent deferred tax assets	8,556	6,580
Deferred tax liabilities:
Noncurrent:
Depreciation	(5,948)	(9,916)
Intangible assets and goodwill	—	(2,199)
Other	(22)	(261)
Total noncurrent deferred tax liabilities	(5,970)	(12,376)
Net noncurrent deferred tax assets (liabilities)	$2,586	$(5,796)

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2017 and 2016, management has determined that no material valuation allowances were required.

The Company intends and has the ability to indefinitely reinvest the earnings of its non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, to expand its international operations. These earnings relate to ongoing operations and, at December 30, 2017, cumulative earnings were approximately $87,300. Accordingly, no provision has been made for U.S. income taxes that might be payable upon repatriation of such earnings. In the event any earnings of non-U.S. subsidiaries are repatriated, the Company will provide for U.S. income taxes upon repatriation of such earnings, which will be offset by applicable foreign tax credits, subject to certain limitations.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - December 27, 2014	$1,156
Increases from positions taken during prior periods	110
Settled positions	783
Lapse of statute of limitations	—
Unrecognized tax benefits - January 2, 2016	$2,049
Increases from positions taken during prior periods	157
Settled positions and reclassifications	1,295
Lapse of statute of limitations	—
Unrecognized tax benefits - December 31, 2016	$3,501
Increases from positions taken during prior periods	1,525
Increases from positions taken during current period	558
Settled positions	—
Lapse of statute of limitations	(1,042)
Unrecognized tax benefits - December 30, 2017	$4,542

At December 30, 2017, the Company had an unrecognized tax benefit of $4,542 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense.  Interest accrued as of December 30, 2017, is not considered material to the Company’s consolidated financial statements.

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

12.  STOCK-BASED COMPENSATION

The Company's 2011 Equity Incentive Plan (“2011 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At December 30, 2017, 457,567 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the twelve months ended December 30, 2017, December 31, 2016, and January 2, 2016 totaled $2,376, $3,676 and $3,254, respectively.

The following table summarizes restricted stock activity for the years ended December 30, 2017, December 31, 2016, and January 2, 2016:

	Number of shares (in thousands)	Weighted average grant-date fair value
Nonvested balance at December 27, 2014	191	$34.81
Granted	70	29.89
Vested	(88)	33.19
Forfeitures	(9)	34.06
Nonvested balance at January 2, 2016	164	$33.54
Granted	45	33.22
Vested	(100)	34.63
Forfeitures	(5)	33.10
Nonvested balance at December 31, 2016	104	$32.42
Granted	74	35.45
Vested	(84)	32.97
Forfeitures	(6)	32.60
Nonvested balance at December 30, 2017	88	$34.44

The Company had $1,988 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of December 30, 2017. That cost is expected to be recognized over a weighted average period of 1.35 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”), in which only Sun Hydraulics US employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 31,983 shares at a weighted average price of $36.20, and 33,956 shares at a weighted average price of $25.95, under the ESPP during the twelve months ended December 30, 2017, and December 31, 2016, respectively. The Company recognized $429, $312 and $199 of compensation expense during the twelve months ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively. At December 30, 2017, 546,309 shares remained available to be issued through the ESPP and the U.K. plan.

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

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 35,000 Shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At December 30, 2017, 148,874 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 26,000 and 24,500 shares for the twelve months ended December 30, 2017, and December 31, 2016, respectively. The Company recognized director stock compensation expense of $1,240, $831, and $829 for the twelve months ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively.

13.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted net income per common share:

	December 30, 2017	December 31, 2016	January 2, 2016
Net income	$31,558	$23,304	$33,138
Basic and diluted weighted average shares outstanding	27,031	26,892	26,687
Basic and diluted net income per common share	$1.17	$0.87	$1.24

14.  EMPLOYEE BENEFITS

The Company has two defined contribution retirement plans covering substantially all of its eligible United States employees.  Employer contribution costs recognized under the retirement plan amounted to approximately $3,290, $1,938, and $2,757 during 2017, 2016, and 2015, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll tax statutes.  These supplemental pension benefits amounted to approximately $328, $369, and $416 during 2017, 2016, and 2015, respectively.

Sun Hydraulics US uses an Employee Stock Ownership Plan (“ESOP”) as the discretionary match portion of its 401(k) retirement plan for all eligible United States employees.  Under the ESOP, which is 100% company funded, the Company allocates common stock to each participant's account. The allocation is generally a percentage of a participant’s compensation as determined by the Board of Directors on an annual basis as part of the shared distribution.  The shared distribution rewards employees through a contribution into their retirement accounts and concurrently rewards shareholders with a special cash dividend.  Non-US Sun Hydraulics group employees participate in the shared distribution through contributions into local retirement plans.

The Company contributed 16,241 and 44,509 shares into the ESOP in March 2017 and March 2016, respectively.  The Company incurred retirement benefit expense under the ESOP of approximately $1,016, $567, and $1,432 during 2017, 2016 and 2015, respectively.  These amounts are included in the total employer contributions to the retirement plan noted above.

There are no restrictions on the shares contributed to the ESOP.  This allows participants to sell their shares to enable diversification within their individual 401(k) accounts.  The Company does not have any repurchase obligations under the ESOP.

During 2008, the Company developed plans for international employees to participate in the shared distributions. The Company’s foreign operations recognized total expense of approximately $166, $199, and $336 in 2017, 2016, and 2015, respectively, relating to shared distributions.  The Company’s U.K. employees received 775 and 3,547 shares in March 2017 and March 2016, respectively, into a share incentive plan. In Korea, employees received their shared distribution in the form of cash, which was deposited into a Company retirement plan.  In Germany, employees received their shared distribution in the form of cash in March 2017, and in March 2016 a portion was paid in cash and for the remainder the employees received 2,561 shares.

15.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive Loss by Component

	Unrealized Gains and Losses on Available-for-Sale Securities	Foreign Currency Items	Total
Balance at December 27, 2014	$(859)	$(3,226)	$(4,085)
Other comprehensive loss before reclassifications	(1,097)	(5,555)	(6,652)
Amounts reclassified from accumulated other comprehensive income	694	—	694
Net current period other comprehensive loss	(403)	(5,555)	(5,958)
Balance at January 2, 2016	(1,262)	(8,781)	(10,043)
Other comprehensive income (loss) before reclassifications	621	(6,661)	(6,040)
Amounts reclassified from accumulated other comprehensive income	250	—	250
Net current period other comprehensive income (loss)	871	(6,661)	(5,790)
Balance at December 31, 2016	(391)	(15,442)	(15,833)
Other comprehensive (loss) income before reclassifications	(37)	8,964	8,927
Amounts reclassified from accumulated other comprehensive income	428	—	428
Net current period other comprehensive income	391	8,964	9,355
Balance at December 30, 2017	$—	$(6,478)	$(6,478)

Reclassifications out of Accumulated Other Comprehensive Loss

Details about Accumulated Other	Affected Line Item in the Consolidated	For the year Ended
Comprehensive Income Components	Statements of Operations	December 30, 2017	December 31, 2016	January 2, 2016
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	Miscellaneous expense, net	$(459)	$(119)	$(227)
Other than temporary impairment	Miscellaneous expense, net	(220)	(276)	(875)
	Total before tax	(679)	(395)	(1,102)
	Tax benefit	251	145	408
	Net of tax	(428)	(250)	(694)
Total reclassifications for the period		$(428)	$(250)	$(694)

16.  SEGMENT REPORTING

For the year ended January 2, 2016, the Company’s individual subsidiaries operated predominantly in a single industry as manufacturers and distributors of hydraulic components.  Given the similar nature of products offered for sale, the type of customers, the methods of distribution and how the Company was managed, the Company determined that it had only one operating and reporting segment for both internal and external reporting purposes.  With the acquisition of Enovation Controls on December 5, 2016, the Company re-evaluated the reportable operating segment presentation.  As of the date of the acquisition, the Company has two reportable segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served and the methods of distribution and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision makers. As a result of the re-evaluation of reportable operating segments, financial information for HCT is included in the Electronics segment as of the beginning of the 2015 fiscal year.

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to Sun’s segments.  These costs are presented in the Corporate and other line item below.  For the year ended December 30, 2017, the unallocated costs included certain corporate costs not deemed to be allocable to either business segment of $1,430, acquisition related costs including charges related to inventory step-up to fair value of $1,774, and amortization of acquisition-related intangible assets of $8,182.  The accounting policies of Sun’s operating segments are the same as those used to prepare the accompanying consolidated financial statements.

The following table presents financial information by reportable segment:

	2017	2016	2015
Net sales:
Hydraulics	$230,662	$189,523	$197,319
Electronics	112,177	7,411	3,408
	$342,839	$196,934	$200,727
Operating Income:
Hydraulics	$54,934	$39,134	$47,103
Electronics	17,943	(627)	(212)
Corporate and other	(11,386)	(4,048)	—
	$61,491	$34,459	$46,891
Depreciation and Amortization:
Hydraulics	$8,791	$9,616	$9,094
Electronics	10,399	1,702	463
	$19,190	$11,318	$9,557
Capital Expenditures:
Hydraulics	$8,140	$5,898	$5,801
Electronics	14,065	289	305
	$22,205	$6,187	$6,106
Total Assets:
Hydraulics	$185,300	$193,722	$233,873
Electronics	274,466	251,055	7,667
	$459,766	$444,777	$241,540

Geographic Region Information:

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment:

	2017	2016	2015
Net sales
Americas	$198,922	$94,816	$97,741
Europe/Middle East/Africa	76,988	58,720	61,307
Asia/Pacific	66,929	43,398	41,679
Total	$342,839	$196,934	$200,727

Tangible long-lived assets
Americas	$78,429	$71,802	$64,781
Europe/Middle East/Africa	7,803	7,116	7,923
Asia/Pacific	5,699	1,597	1,417
Total	$91,931	$80,515	$74,121

17.  RELATED PARTY TRANSACTIONS

Enovation Controls purchases and sells inventory to an entity partially owned by one of its officers. For the years ended December 30, 2017 and December 31, 2016, inventory sales to the entity totaled $2,507 and $214, respectively, and inventory purchases from the entity totaled $11,050 and $533, respectively.

In addition to these inventory transactions, Enovation Controls entered into a transition service agreement with the related party to provide, and receive, certain transition services for a period of up to one year for specified services. For the year ended December 30, 2017, sales, and related costs incurred, recognized by Enovation Controls under the agreement both totaled $1,757 and are included in miscellaneous expense, net in the Consolidated Statement of Operations.  For the year ended December 30, 2017, purchases from the related party under the agreement totaled $1,160.

At December 30, 2017 and December 31, 2016, total amounts due from the entity totaled $186 and $203, respectively, and total amounts due to the entity totaled $727 and $140, respectively.

18.  COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

OPERATING LEASES - The Company leases manufacturing facilities, production support facilities and office space in various locations around the world.  Total rental expense under these leases for the years ended 2017, 2016 and 2015 was approximately $1,197, $584 and $470, respectively. The following table summarizes the future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 30, 2017:

2018	$229
2019	128
2020	82
2021	84
2022	85
Thereafter	21
Total minimum lease payments	$629

INSURANCE - The Company accrues for health care benefit costs under a self-funded plan and records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on management’s assessment.  The Company believes it has adequate reserves for all self-insurance claims.

19.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly Results of Operations

	For the quarter ended
	Dec 30,	Sept 30	Jul 1,	Apr 1,
	2017	2017	2017	2017
Net sales	$84,150	$88,001	$89,335	$81,353
Gross profit	28,854	36,294	38,583	32,794
Operating income	7,604	17,402	20,701	15,784
Income before income taxes	5,523	15,978	10,904	15,139
Net income	$2,768	$11,295	$7,284	$10,211
Basic and diluted net income per common share	$0.10	$0.42	$0.27	$0.38

	For the quarter ended
	Dec 31,	Oct 1,	Jul 2,	Apr 2,
	2016	2016	2016	2016
Net sales	$49,865	$45,232	$50,809	$51,028
Gross profit	17,315	15,540	18,953	19,541
Operating income	4,886	7,243	10,444	11,886
Income before income taxes	4,555	7,557	10,594	12,196
Net income	$3,118	$4,989	$6,990	$8,208
Basic and diluted net income per common share	$0.12	$0.19	$0.26	$0.31

20.  SUBSEQUENT EVENTS

On February 6, 2018, the Company issued and sold 4,400,000 shares of its common stock at $57.50 per share in a registered public offering (“Offering”).  The net increase to shareholders’ equity and cash proceeds from the Offering was

approximately $239,824, after deducting underwriting discounts and commissions and estimated offering costs.   The Company used the net proceeds for the repayment of debt under its credit facility and intends to use the balance of the funds to fund the Faster acquisition and for working capital and general corporate purposes.

On February 19, 2018, the Company announced that it has entered into a definitive agreement to acquire the shares of Polyusus Lux IV S.à r.l., a Luxembourg limited liability company, which owns Faster S.p.A., an Italian joint stock company (“Faster”), from Capvis Equity IV LP, a fund advised by the Swiss private equity firm Capvis Equity Partners AG, and other co-investors, for €430,000 (approximately $531,000) in cash, less outstanding debt and unpaid transaction costs and other deductions from the purchase price as agreed to by the parties.  The acquisition will be funded with approximately $161,000 of cash on hand and $370,000 drawn against the Company’s revolving credit facility, including exercise of the revolver’s accordion.

Faster is a leading global manufacturer of quick-release hydraulic coupling solutions and is engaged in the business of designing, engineering and distributing hydraulic coupling solutions focused in the agriculture, construction equipment and industrial markets.  Its primary markets include agriculture, construction equipment and general industrial applications.  Headquartered in Milan, Italy, Faster has manufacturing operations co-located with its headquarters as well as in Toledo, Ohio and Pune, India.  Additionally, the company has sales offices in Shanghai, China; São Paulo, Brazil; and Langenfeld, Germany.

The Company believes the acquisition of Faster is in alignment with its Vision 2025 goals, advancing the Company as a global technology leader in the industrial goods sector while maintaining superior profitability and financial strength.  Faster further diversifies the Company more deeply into the growing global agriculture market and broadens the Company’s global footprint, advancing its ‘in the region, for the region’ initiative.”

Faster recorded 2017 sales of €105,000 (approximately $130,000) and an adjusted 2017 EBITDA margin of 27.5%.  The acquisition is expected to be accretive to GAAP earnings in 2018 and beyond.

The closing of the transaction, which is expected to occur in the second quarter of 2018, is subject to the satisfaction of customary closing conditions, including, among others, the preparation and delivery of certain audited financial statements of Faster, all as determined in accordance with the Purchase Agreement.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of December 30, 2017.  On December 5, 2016, we acquired Enovation Controls, LLC.  Management included Enovation Controls in its assessment of the effectiveness of our internal control over financial reporting as of December 30, 2017, as we completed the integration of policies, processes, people and technology for the combined companies.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on page 40.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2018 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2018 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2018 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2018 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation" in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption "Equity Compensation Plan Information" in our 2018 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions" and “Independence and Committees of the Board of Directors" in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm" in our 2018 Proxy Statement and is incorporated herein by reference.

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

3.4	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 9, 2011, and incorporated herein by reference).

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

10.4+

Sun Hydraulics Corporation Employee Stock Award Program (previously filed as Exhibit 4 to the Company’s registration statement on Form S-8 filed on July 20, 1999, and incorporated herein by reference).

10.5+

Form of agreement for grants of restricted shares under the Sun Hydraulics Corporation Restricted Stock Plan (previously filed as Exhibit 10.14+ to the Company’s Annual Report on Form 10-K filed on March 15, 2010, and incorporated herein by reference).

10.6+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 10.14+ to the Company’s Annual Report on Form 10-K filed on March 9, 2011, and incorporated herein by reference).

10.7+	Amendment No. 1 to Sun Hydraulics Corporation Employee Stock Purchase Plan dated July 1, 2017 (filed herewith).
10.8+

2011 Equity Incentive Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Shareholders filed on April 20, 2012, and incorporated herein by reference).

10.9+

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

10.11+

Amendment to Sun Hydraulics Corporation Amended and Restated 2004 Nonemployee Director Equity and Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, and incorporated herein by reference).

10.12+

Sun Hydraulics Corporation 2012 Nonemployee Director Fee Plan (previously filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Shareholders filed on April 20, 2012, and incorporated herein by reference)

10.13+

Sun Hydraulics Corporation Amendment No. 1 to 2012 Nonemployee Director Fees Plan (previously filed as Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on April 20, 2015, and incorporated herein by reference)

10.14+	Form of Performance Share Agreement (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on December 16, 2004, and incorporated herein by reference).

10.15+	Amended and Restated Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan dated January 1, 2012 (Filed herewith).

10.16+	First and Second Amendments to Amended and Restated Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan dated April 1, 2016 and September 4, 2017, respectively (Filed herewith).

10.17+

Sun Hydraulics Limited Share Incentive Plan (previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on March 27, 2009 (File Number 333158245) and incorporated herein by reference).

10.18+

Steven Hancox Employment Agreement dated January 1, 1994 (previously filed as Exhibit 10.1+ to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, and incorporated herein by reference).

10.19+

Executive Continuity Agreement, dated December 7, 2009, between Sun Hydraulics Corporation and Tricia L. Fulton (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on December 11, 2009 and incorporated herein by reference).

10.20+

Executive Continuity Agreement, dated May 24, 2016, between Sun Hydraulics Corporation and Wolfgang H. Dangel (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 26, 2016, and incorporated herein by reference).

10.21+

Expatriate Agreement dated June 2, 2014, between Sun Hydraulics Corporation and Tim A. Twitty (previously filed as Exhibit 10.1 to the Company's Report on Form 8-K filed on June 4, 2014, and incorporated herein by reference).

Exhibit Number	Exhibit Description

10.22+

Transition Agreement dated March 14, 2016, between Sun Hydraulics Corporation and Allen J. Carlson (previously filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on March 17, 2016, and incorporated herein by reference).

10.23

Revolving Credit Facility Credit Agreement, dated July 29, 2016, between Sun Hydraulics Corporation and PNC Capital Markets LLC, SunTrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 99.1 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.24	Pledge Agreement dated July 29, 2016 (previously filed as Exhibit 99.2 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.25	Revolving Credit Note dated July 29, 2016 (previously filed as Exhibit 99.3 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.26

Amended and Restated Revolving Credit Facility Agreement, dated November 22, 2016, between Sun Hydraulics Corporation and PNC Capital Markets LLC, SunTrust Robinson Humphrey, Inc., JPMorgan Chase Bank, N.A., BMO Harris Bank N.A. and other lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.27	Amended and Restated Pledge Agreement dated November 22, 2016 (previously filed as Exhibit 99.2 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.28	Form of Revolving Credit Note dated November 22, 2016 (previously filed as Exhibit 99.3 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.29	Security Agreement dated November 22, 2016 (previously filed as Exhibit 99.4 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.30

Real Estate Contract dated October 30, 2017, between Enovation Controls, LLC and Legacy Capital Group (previously filed as Exhibit 99.1 to the Company’s Report on Form 8-K filed on November 1, 2017 and incorporated herein by reference).

10.31

Amendment to Real Estate Contract dated December 28, 2017, between Enovation Controls, LLC and Legacy Capital Group A Limited Partnership (previously filed as Exhibit 99.1 to the Company’s Report on Form 8-K filed on December 29, 2017, and incorporated herein by reference).

10.32

Underwriting Agreement, dated February 1, 2018, between the Company and Morgan Stanley & Co. LLC., as representative of several underwriters (previously filed as Exhibit 1.1 to the Company’s Report on Form 8-K filed on February 6, 2018 and incorporated herein by reference).

10.33

Share Purchase Agreement dated February 18, 2018 among the Company, Capvis IV Co-Investors Faster L.P. and certain Co-Investors (previously filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on February 20, 2018 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on February 27, 2018.

SUN HYDRAULICS CORPORATION

By:	/s/ Wolfgang H. Dangel
Wolfgang H. Dangel, President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 27, 2018.

Signature	Title

/s/ Wolfgang H. Dangel
Wolfgang H. Dangel	President, Chief Executive Officer and Director

/s/ Tricia L. Fulton
Tricia L. Fulton	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Marc Bertoneche
Marc Bertoneche	Director

/s/ Allen J. Carlson
Allen. J. Carlson	Director

/s/ David W. Grzelak
David Grzelak	Director

/s/ Christine L. Koski
Christine L. Koski	Director

/s/ Philippe Lemaitre
Philippe Lemaitre	Director, Chairman of the Board of Directors

/s/ Alexander Schuetz
Alexander Schuetz	Director

/s/ Douglas M. Britt
Douglas M. Britt	Director