Form 10-Q
period 2018-03-31
SUN HYDRAULICS CORP
filed 2018-05-08
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

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

The Registrant had 31,594,734 shares of common stock, par value $.001, outstanding as of April 27, 2018.

Sun Hydraulics Corporation

INDEX

For the quarter ended

March 31, 2018

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2018	December 30, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$198,528	$63,882
Restricted cash	42	40
Accounts receivable, net of allowance for doubtful accounts of $419 and $358	47,371	37,503
Inventories, net	40,862	41,545
Other current assets	3,961	3,806
Total current assets	290,764	146,776
Property, plant and equipment, net	93,922	91,931
Deferred income taxes	4,601	4,654
Goodwill	108,880	108,869
Other intangibles, net	102,082	104,131
Other assets	3,560	3,405
Total assets	$603,809	$459,766
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$16,556	$15,469
Accrued expenses and other liabilities	11,068	8,977
Current portion of contingent consideration	17,231	17,102
Dividends payable	2,843	2,437
Income taxes payable	4,562	1,878
Total current liabilities	52,260	45,863
Revolving line of credit	—	116,000
Long-term debt	942	—
Contingent consideration, less current portion	17,053	16,780
Deferred income taxes	2,080	2,068
Other noncurrent liabilities	6,398	6,382
Total liabilities	78,733	187,093
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 31,587,608 and 27,077,145 shares outstanding	32	27
Capital in excess of par value	336,189	95,354
Retained earnings	192,838	183,770
Accumulated other comprehensive loss	(3,983)	(6,478)
Total shareholders' equity	525,076	272,673
Total liabilities and shareholders' equity	$603,809	$459,766

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	March 31, 2018	April 1, 2017
	(unaudited)	(unaudited)
Net sales	$97,318	$81,353
Cost of sales	59,701	48,559
Gross profit	37,617	32,794
Selling, engineering and administrative expenses	18,315	14,700
Amortization of intangible assets	2,049	2,310
Operating income	17,253	15,784
Interest expense, net	483	625
Foreign currency transaction loss (gain), net	511	(46)
Miscellaneous (income) expense, net	(36)	66
Change in fair value of contingent consideration	402	—
Income before income taxes	15,893	15,139
Income tax provision	3,982	4,928
Net income	$11,911	$10,211
Basic and diluted net income per common share	$0.40	$0.38
Basic and diluted weighted average shares outstanding	29,811	26,946
Dividends declared per share	$0.09	$0.11

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended
	March 31, 2018	April 1, 2017
	(unaudited)	(unaudited)
Net income	$11,911	$10,211
Other comprehensive income
Foreign currency translation adjustments	2,495	1,951
Unrealized gain on available-for-sale securities, net of tax	—	129
Total other comprehensive income	2,495	2,080
Comprehensive income	$14,406	$12,291

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statement of Shareholders’ Equity (unaudited)

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	income (loss)	Total

Balance, December 30, 2017	—	$—	27,077	$27	$95,354	$183,770	$(6,478)	$272,673
Shares issued, restricted stock			100					—
Shares issued, other compensation			7					—
Shares issued, ESPP			9		371			371
Shares issued, public offering			4,400	5	239,788			239,793
Stock-based compensation					916			916
Cancellation of shares for payment of employee tax withholding			(5)		(240)			(240)
Dividends declared						(2,843)		(2,843)
Net income						11,911		11,911
Other comprehensive income							2,495	2,495
Balance, March 31, 2018	—	$—	31,588	$32	$336,189	$192,838	$(3,983)	$525,076

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended
	March 31, 2018	April 1, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$11,911	$10,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,729	5,091
Loss on disposal of assets	—	139
Stock-based compensation expense	916	975
Amortization of debt issuance costs	98	70
Allowance for doubtful accounts	65	63
Provision for slow moving inventory	(80)	466
Provision (benefit) for deferred income taxes	55	(12)
Amortization of acquisition related inventory step-up	—	1,774
Change in fair value of contingent consideration	402	—
Unrealized forward contract losses	505	—
(Increase) decrease in:
Accounts receivable	(9,683)	(11,766)
Inventories	940	(3,952)
Income taxes receivable	—	371
Other current assets	(219)	(1,183)
Other assets	(251)	197
Increase (decrease) in:
Accounts payable	1,114	4,566
Accrued expenses and other liabilities	1,469	1,508
Income taxes payable	2,671	3,765
Other noncurrent liabilities	17	150
Net cash provided by operating activities	14,659	12,433
Cash flows from investing activities:
Capital expenditures	(4,237)	(758)
Proceeds from dispositions of equipment	3	—
Proceeds from sale of short-term investments	—	2,096
Net cash (used in) provided by investing activities	(4,234)	1,338
Cash flows from financing activities:
Repayment of borrowings on revolving credit facility	(116,000)	(16,000)
Borrowings on long-term debt	932	—
Proceeds from stock issued	240,163	205
Dividends to shareholders	(2,437)	(2,963)
Payment of employee tax withholding	(240)	—
Net cash provided by (used in) financing activities	122,418	(18,758)
Effect of exchange rate changes on cash and cash equivalents	1,803	1,172
Net increase (decrease) in cash and cash equivalents	134,646	(3,815)
Cash and cash equivalents, beginning of period	63,882	74,221
Cash and cash equivalents, end of period	$198,528	$70,406
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$1,068	$366
Interest	$939	$658
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$—	$601
Unrealized gain on available for sale securities	$—	$129

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed by Sun Hydraulics Corporation with the Securities and Exchange Commission on February 27, 2018. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three month period ended March 31, 2018, are not necessarily indicative of the results that may be expected for the period ending December 29, 2018.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  Subsequent updates to the guidance were issued in 2016.  The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard provides a five-step analysis of transactions to determine the amount and timing of revenue is recognized.  Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized.  The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company adopted the standard for the fiscal year beginning December 31, 2017, using the cumulative catch-up transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Revenue continues to be recognized at a point in time, typically when product is shipped to customers.

Revenue recognition is evaluated through the following five steps: 1) identification of the contracts with customers; 2) identification of the performance obligations in the contracts; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue as or when performance obligations are satisfied.

The Company disaggregates revenue by segment as well as by geographic destination of the sale. See disaggregated revenue balances in Note 11, Segment Reporting. The Company’s contracts with customers are generally similar in nature and terms.

The Company’s contracts with its customers are for product sales under standard ship and bill arrangements. The contracts have a single distinct performance obligation for the sale of product and are short term in nature. Revenue is recognized at a point in time when control is transferred to customers, typically upon shipment to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods.

Account receivable balances are recorded upon recognition of revenue until payment is collected from the customers. Contracts do not have significant financing components and payment terms do not exceed one year from the date of the sale. The Company does not incur significant credit losses from contracts with customers. Consideration is primarily fixed in nature with insignificant amounts recognized related to sales discounts, rebates and product returns. The Company’s estimates for sales discounts, rebates and product returns reduce revenue recognized at the time of the sale.

The Company’s warranties provide assurance that products will function as intended. Estimated costs of product warranties are recognized at the time of the sale.

Foreign Exchange Currency Contracts

The Company enters into foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net income as part of foreign currency transaction loss (gain), net.

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the second step in the goodwill impairment test, which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effects, if any, adoption of this guidance will have on the Company’s consolidated financial statements.

Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$11,911	$10,211
Basic and diluted weighted average shares outstanding	29,811	26,946
Basic and diluted net income per common share	$0.40	$0.38

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies fair value accounting guidelines for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Under these guidelines, fair value is defined as the price that would be received for the sale of an asset or paid to transfer a liability (i.e. an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other liabilities approximate their carrying value, due to their short-term nature.  Contingent consideration and newly acquired intangible assets are measured at fair value using level 3 inputs. Forward foreign exchange contracts are measured at fair value based on quoted foreign exchange forward rates at the reporting date.

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 30, 2017.

	March 31, 2018
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Forward foreign exchange contract	$505	$—	$505	$—
Contingent consideration	34,284	—	—	34,284
Total	$34,789	$—	$505	$34,284

	December 30, 2017
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Contingent consideration	$33,882	$—	$—	$33,882
Total	$33,882	$—	$—	$33,882

During the quarter ended March 31, 2018, the Company entered into a forward foreign exchange currency contract, for the purchase of 370 million euros, to economically hedge transactional exposure associated with the acquisition of Faster, S.p.A., which was denominated in euros. The contract was not designated as a hedging instrument for accounting purposes. The Company recognized a loss during the quarter ended March 31, 2018, of $505, which was reported in foreign currency loss (gain), net for the period.  The fair value of the derivative instrument is included in the accrued expenses and other liabilities line item in the consolidated balance sheet.

A summary of the changes in the estimated fair value of contingent consideration at March 31, 2018 is as follows:

Balance at December 30, 2017	$33,882
Change in estimated fair value	149
Accretion in value	253
Balance at March 31, 2018	$34,284

The fair value of the contingent consideration arrangement was estimated using a risk-adjusted probability analysis. During the three months ended March 31, 2018, adjustments to the fair value of contingent consideration were recorded based on Enovation Controls’ results of operations during the period and management’s revision of revenue and EBITDA forecasts.

4.  INVENTORIES

	March 31, 2018	December 30, 2017
Raw materials	$25,803	$26,426
Work in process	7,975	6,910
Finished goods	8,735	9,920
Provision for slow moving inventory	(1,651)	(1,711)
Total	$40,862	$41,545

5.  GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill at March 31, 2018, is as follows:

	Hydraulics	Electronics	Total
Balance at December 30, 2017	$2,496	$106,373	$108,869
Currency translation	11	—	11
Balance at March 31, 2018	$2,507	$106,373	$108,880

Goodwill is tested for impairment annually, in the third and fourth quarters, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Valuation models reflecting the expected future cash flow projections are used to value reporting units.

At March 31, 2018, and December 30, 2017, intangible assets consisted of the following:

	March 31, 2018			December 30, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade name and brands	$30,774	$(2,509)	$28,265	$30,774	$(2,115)	$28,659
Non-compete agreements	950	(253)	697	950	(206)	744
Technology	18,435	(3,185)	15,250	18,435	(2,671)	15,764
Supply agreement	21,000	(2,800)	18,200	21,000	(2,275)	18,725
Customer relationships	39,751	(3,116)	36,635	39,751	(2,607)	37,144
Licensing agreement	3,716	(681)	3,035	3,716	(621)	3,095
	$114,626	$(12,544)	$102,082	$114,626	$(10,495)	$104,131

Amortization expense of intangible assets for the three months ended March 31, 2018, and April 1, 2017, was $2,049 and $2,310, respectively. The remaining amortization for 2018 is approximately $6,111. Total estimated amortization expense of intangible assets for the years 2019 through 2023 is presented below.

Year:
2019	$8,148
2020	8,148
2021	8,113
2022	7,842
2023	7,750
Total	$40,001

6.  LONG-TERM DEBT

The Company has a revolving line of credit under a credit agreement with PNC Bank, National Association, that provides for up to $300,000 of available credit, available through November 22, 2021. At March 31, 2018, and December 30, 2017, the balance on the revolving line was $0 and $116,000, respectively, with $300,000 and $184,000 of additional credit available, respectively, subject to pro forma compliance with debt covenants.  Interest expense recognized during the three months ended March 31, 2018, and April 1, 2017, totaled $702 and $725, respectively. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

The Company entered into a credit agreement with Shinhan Bank that provides a term loan of 1,000,000 Korean won, approximately $932. The proceeds from the term loan will be used to fund the construction of the new production facility in South Korea. The loan matures in March 2020, at which time the full amount will become due. Interest on the loan is charged at a one year variable rate, 2.05% at March 31, 2018.

7. PUBLIC STOCK OFFERING

On February 6, 2018, the Company completed a public offering of its common stock, pursuant to which the Company sold 4,400,000 shares at a public offering price of $57.50 per share. The Company received net proceeds from the sale totaling $239,793, after deducting the underwriting discount and other offering expenses. The Company used the net proceeds for the repayment of debt under its credit facility and to partially fund the acquisition of Faster, S.p.A., which closed on April 5, 2018.

8. INCOME TAXES

At March 31, 2018, the Company had an unrecognized tax benefit of $5,056 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of March 31, 2018 is not considered material to the Company’s consolidated financial statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2007 for the majority of tax jurisdictions where the Company files tax returns.

The Company’s federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2007 through 2012. To date, there have not been any significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months the Company will resolve some or all of the matters presently under consideration for 2007 through 2012 with the IRS and there could be significant increases or decreases to unrecognized tax benefits.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act.  In accordance with SAB 118, Management calculated their best estimate of the impact of the Act in the 2017 year-end income tax provision in accordance with their understanding of the Act and available guidance. Also pursuant to SAB 118, certain additional impacts of the Act remain open during the measurement period to include other indirect correlative impacts of the Act, the Company’s position with regards to its permanent reinvestment assertion, the state tax impacts of the Act as well as the Company’s position as to whether to account for global intangible low-taxed income (GILTI) as a period cost or via deferred tax accounting.   As of the close of the first quarter, the Company is still analyzing the Act in its entirety and refining its calculations, which could potentially impact the measurement of tax balances.  Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete.

9.  STOCK-BASED COMPENSATION

The Company’s 2011 Equity Incentive Plan (“2011 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At March 31, 2018, 361,438 shares remained available to be issued under the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the three months ended March 31, 2018, and April 1, 2017, totaled $495 and $697, respectively.

The following table summarizes restricted stock activity from December 30, 2017 through March 31, 2018:

		Weighted
		average
	Number of shares	grant-date
	(in thousands)	fair value
Nonvested balance at December 30, 2017	88	$34.44
Granted	101	53.81
Vested	(24)	35.45
Forfeitures	(5)	35.00
Nonvested balance at March 31, 2018	160	$46.51

The Company had $6,908 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of March 31, 2018. That cost is expected to be recognized over a weighted average period of 2.24 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which only Sun Hydraulics US employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. The ESPP and U.K. plans authorize the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 8,110 shares at a weighted average price of $45.79, and 6,627 shares at a weighted average price of $30.96, under the ESPP and U.K. plans during the three months ended March 31, 2018, and April 1, 2017, respectively. The Company recognized $63 and $34 of compensation expense during the three months ended March 31, 2018, and April 1, 2017, respectively. At March 31, 2018, 538,199 shares remained available to be issued through the ESPP and the U.K. plan.

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

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors under the 2012 Directors Plan, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 35,000 shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At March 31, 2018, 142,249 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 6,625 and 6,375 shares for the three months ended March 31, 2018 and April 1, 2017, respectively. The Company recognized director stock compensation expense of $365 and $226 for the three months ended March 31, 2018 and April 1, 2017, respectively.

10.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive Loss by Component

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 30, 2017	$—	$(6,478)	$(6,478)
Other comprehensive income before reclassifications	—	2,495	2,495
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	2,495	2,495
Balance at March 31, 2018	$—	$(3,983)	$(3,983)

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 31, 2016	$(391)	$(15,442)	$(15,833)
Other comprehensive income before reclassifications	(39)	1,951	1,912
Amounts reclassified from accumulated other comprehensive loss	168	—	168
Net current period other comprehensive income	129	1,951	2,080
Balance at April 1, 2017	$(262)	$(13,491)	$(13,753)

Reclassifications out of Accumulated Other Comprehensive Loss

Details about Accumulated Other	Affected Line Item in the	Three months ended
Comprehensive Income Components	Consolidated Statement of Operations	March 31, 2018	April 1, 2017
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	Miscellaneous expense, net	$—	$(47)
Other than temporary impairment	Miscellaneous expense, net	—	(220)
	Total before tax	—	(267)
	Tax benefit	—	99
	Net of tax	—	(168)
Total reclassifications for the period		$—	$(168)

11.  SEGMENT REPORTING

The Company has two reportable business segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served and the methods of distribution and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision makers.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to Sun’s segments. These costs are presented in the Corporate and other line item below. For the three months ended March 31, 2018, the unallocated costs included certain corporate costs not deemed to be allocable to either business segment of $1,308 and amortization of acquisition-related intangible assets of $1,988. The accounting policies of Sun’s business segments are the same as those used to prepare the accompanying consolidated financial statements.

The following table presents financial information by reportable segment:

	Three months ended
	March 31, 2018	April 1, 2017
Net sales
Hydraulics	$62,609	$54,122
Electronics	34,709	27,231
	$97,318	$81,353
Operating income
Hydraulics	$13,442	$13,772
Electronics	7,107	6,236
Corporate and other	(3,296)	(4,224)
	$17,253	$15,784
Depreciation and amortization
Hydraulics	$2,119	$2,288
Electronics	2,610	2,803
	$4,729	$5,091
Capital expenditures
Hydraulics	$3,977	$611
Electronics	260	147
	$4,237	$758

	March 31, 2018	December 30, 2017
Total assets
Hydraulics	$320,319	$185,300
Electronics	283,490	274,466
Total	$603,809	$459,766

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment:

	Three months ended
	March 31, 2018	April 1, 2017
Net sales
Americas	$56,471	$47,288
Europe/Middle East/Africa	22,351	20,100
Asia/Pacific	18,496	13,965
Total	$97,318	$81,353

	March 31, 2018	December 30, 2017
Tangible long-lived assets
Americas	$78,099	$78,429
Europe/Middle East/Africa	8,146	7,803
Asia/Pacific	7,677	5,699
Total	$93,922	$91,931

12.  RELATED PARTY TRANSACTIONS

Enovation Controls purchases and sells inventory to an entity partially owned by one of its officers. For the three months ended March 31, 2018, and April 1, 2017, inventory sales to the entity totaled $861 and $756, respectively, and inventory purchases from the entity totaled $1,751 and $2,448, respectively.

In addition to these inventory transactions, Enovation Controls entered into a transition service agreement with the related party to provide, and receive, certain transition services for a period of up to one year for specified services. For the three months ended March 31, 2018, and April 1, 2017, sales, and related costs incurred, recognized by Enovation Controls under the agreement both totaled $39 and $650, respectively, and are included in miscellaneous expense, net in the Consolidated Statements of Operations.  For the three months ended March 31, 2018, and April 1, 2017, purchases from the related party under the agreement totaled $22 and $411, respectively.

At March 31, 2018, and April 1, 2017, total amounts due from the entity totaled $324 and $815, respectively, and total amounts due to the entity totaled $359 and $968, respectively.

13. COMMITMENTS AND CONTINGENCIES

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

14. SUBSEQUENT EVENTS

Amended Credit Agreement

On April 1, 2018, the Company entered into an amendment to its credit agreement with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The amendment increased the revolving credit facility up to an aggregate maximum principal amount of $400,000, added a new term loan credit facility in an aggregate principal amount of $100,000, and increased the accordion feature to permit the increase of the A&R Facility by up to an additional $200,000. The credit facilities are available through April 3, 2023.

The amendment was entered into contemporaneously with the transfer of substantially all of the Company’s hydraulics segment assets to the Company’s wholly-owned subsidiary, Sun Hydraulics, LLC, a newly-formed Florida limited liability company, and in preparation for the acquisition of Faster S.p.A. Sun Hydraulics, LLC was added as an additional guarantor of the amended facility.  In addition, Sun Hydraulics, LLC joined the existing Security Agreement between the Company, Enovation and the Bank, for the benefit of the lenders, granting a security interest in substantially all of their respective assets.

In connection with the acquisition of Faster, S.p.A. on April 5, 2018, the term loan was fully funded and the Company borrowed $258,000 on the revolving credit facility.

Acquisition of Faster S.p.A.

On April 5, 2018, the Company completed its acquisition of all the outstanding equity interests of Polyusus Lux IV S.à.r.l., a Luxembourg limited liability company, the owner of 100% of the share capital of Faster S.p.A., an Italian joint stock company. The acquisition was pursuant to the Share Purchase Agreement, dated February 18, 2018, among the Company, Capvis IV Co-Investors Faster L.P., a Jersey limited partnership and certain co-investors, which together owned all the shares of Polyusus Lux IV S.à.r.l.

The cash consideration paid at closing was approximately €430,000, approximately $528,000, plus other charges and deductions from the purchase price as set forth in the Purchase Agreement. The acquisition was funded with $358,000 of borrowings on the Company’s credit facility and cash on hand.

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

Based on the preliminary analysis of applying the conversion to U.S. generally accepted accounting principles, Faster recorded 2017 sales of €105,000 and net income of €11,000. The acquisition is expected to be accretive to GAAP earnings in 2018 and beyond. It is not currently practicable to disclose pro forma results of operations or financial position, as the accounting for the acquisition is currently incomplete.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and those identified in Item 1A, "Risk Factors" included in our 2017 Annual Report on Form 10-K. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

In April 2018 we completed our acquisition of Faster, S.p.A., an Italian joint stock company headquartered in Milan, Italy (“Faster”). Faster is a leading global manufacturer of quick-release hydraulics coupling solutions and is engaged in the business of designing, engineering and distributing hydraulics coupling solutions focused in the agriculture, construction equipment and industrial markets. The completion of this acquisition brings us another step closer to the realization of our Vision 2025. We seek to gain critical mass as a global technology leader in the industrial goods sector while maintaining superior profitability and financial strength. Faster fits this strategy well and upholds a strongly innovative culture, driving new product development and market leadership. Faster further diversifies the Company more deeply into the growing global agriculture market. The business also broadens our global footprint, advancing our ‘in the region, for the region’ initiative.

Product development is a key factor to organic growth in both the Hydraulics and Electronics segments, as is joint development between the two segments.  In the Hydraulics segment, our most recent new product introductions have been electro-hydraulics products: the FleX Series Solenoid Valves and the XMD Bluetooth-configurable electro-hydraulics driver.  XMD represents the first of its kind from Sun and was jointly engineered by a team consisting of our Hydraulics and Electronics segment personnel. We expect the trend for development of similar types of products to continue as capital goods markets move toward further electrification and digitalization of machines.

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

Industry conditions

Demand for our products is dependent on demand for the industrial goods markets into which the products are incorporated.  The capital goods industries in general, and the Hydraulics and Electronics segments specifically, are subject to economic cycles.  According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 11.4% during the first quarter of 2018, after increasing 11% in 2017 and decreasing 9% in 2016. The Institute of Printed Circuits Association reports that North American electronics business is off to a strong start in 2018 and indicators suggest the likelihood of continued sales growth in the industry in early 2018, but with some volatility.  Year-on-year sales growth in the electronics manufacturing services (EMS) and semiconductor sectors held steady while printed circuit board (PCB) sales growth continued to climb.

We utilize industry trend reports from various sources, as well as feedback from customers and distributors to evaluate economic trends.  We also rely on global government statistics such as Gross Domestic Product and Purchasing Managers Index to understand higher level economic conditions.

2018 First Quarter Results and Comparison of the Three Months Ended March 31, 2018 and April 1, 2017

(in millions except net income per share)

	Three Months Ended
	March 31, 2018	April 1, 2017	% Change
Net sales	$97.3	$81.4	19.5%
Gross profit	$37.6	$32.8	14.6%
Gross profit %	38.6%	40.3%
Operating income	$17.3	$15.8	9.5%
Operating income %	17.8%	19.4%
Net income	$11.9	$10.2	16.7%
Basic and diluted net income per common share	$0.40	$0.38	5.3%

First quarter consolidated sales improved to $97.3 million, an increase of $15.9 million, 19.5%, over the prior-year period. Demand for our products remains strong and we continue to see sales growth in all of our geographic regions. Investments made in global sales and marketing initiatives also contributed to the year-over-year growth. Changes in foreign currency exchange rates favorably impacted sales and earnings per share (“EPS”) during the first quarter by $2.4 million and $0.01, respectively.

Gross profit grew $4.8 million, 14.6%, in the first quarter of 2018 compared to the prior-year period. Gross profit margins were affected by increased costs primarily related to our efforts to keep up with the increase in order demand, resulting in a decrease over the first quarter of 2017 of 1.7%.

Operating income grew $1.5 million, 9.5%, in the first quarter of 2018 compared to the prior-year period. Operating income as a percentage of net sales was negatively affected by increased selling costs related to our investments in sales and marketing initiatives, increased spending on research and development and corporate costs for acquisition activities, which resulted in a decrease over the first quarter of 2017 of 1.6%.

First quarter net income was impacted by the change in tax laws resulting from the Tax Cuts and Jobs Act, commonly referred to as “U.S. tax reform,” which was signed into law in December of 2017. The first quarter of 2018 saw a decrease in tax expense of $0.9 million compared to the prior-year period.

2018 Outlook

Considering the inclusion of Faster Group, consolidated revenue for the full year 2018 is expected to be between $490 million and $505 million, with the Hydraulics segment contributing between $368 million and $378 million and the Electronics segment contributing between $122 million and $127 million. Consolidated adjusted operating margin, prior to acquisition-related amortization expense and one-time costs, is expected to be 22.7% to 24.0% for the full year 2018. Consolidated net interest expense is expected to be between $10.5 million and $12 million. The full year effective tax rate is anticipated to be 24.5% to 26.5%. Capital expenditures are estimated to be between $20 million and $25 million. Depreciation and amortization are estimated to be between $14.5 million to $15.5 million and between $20 million and $21 million, respectively.

SEGMENT RESULTS

Hydraulics

The Hydraulics segment provides the global capital goods industries with hydraulic components and systems used to transmit power and control force, speed and motion.  On a component level, the Hydraulics segment designs and manufactures screw-in hydraulic cartridge valves, manifolds, and integrated fluid power packages and subsystems used in hydraulic systems. Subsequent to its acquisition on April 5, 2018, the Hydraulics segment will include the results of Faster Group. The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three months ended
	March 31, 2018	April 1, 2017	% Change
Net sales	$62.6	$54.1	15.7%
Gross profit	$23.4	$22.1	5.9%
Gross profit %	37.4%	40.9%
Operating income	$13.4	$13.8	(2.9)%
Operating income %	21.4%	25.5%

First quarter net sales for the Hydraulics segment totaled $62.6 million, representing growth of $8.5 million, 15.7%, over the prior-year period. No significant price increases occurred during the quarter. The growth was driven by increased demand in all geographic and end markets and was also impacted by global sales and marketing initiatives. Changes in exchange rates had a favorable impact on sales of $1.9 million for the first quarter.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three months ended
	March 31, 2018	April 1, 2017	% Change
Americas	$26.3	$24.7	6.5%
Europe/Middle East/Africa	19.6	17.1	14.6%
Asia/Pacific	16.7	12.3	35.8%
Total	$62.6	$54.1

Increased demand in the U.S. and Canada resulted in sales to the Americas growing by $1.6 million, 6.5%, in the first quarter of 2018.

Sales to Europe, the Middle East and Africa (“EMEA”) were up $2.5 million, 14.6%, in the first quarter of 2018. Increased demand, primarily in the United Kingdom and Germany led to the growth. Exchange rates had a favorable impact on sales to EMEA of approximately $1.4 million in the first quarter of 2018.

Sales to the Asia/Pacific region were up $4.4 million, 35.8%, in the first quarter of 2018. Increased demand in China and South Korea and sales and marketing initiatives in the region led to the growth. Exchange rates had a favorable impact on sales to Asia/Pacific of approximately $0.5 million in the first quarter of 2018.

First quarter gross profit grew $1.3 million, 5.9%, compared to the first quarter of the prior year, and gross profit as a percentage of net sales declined to 37.4%. Increased sales volume impacted gross profit by approximately $3.5 million during the quarter. Gross profit continues to be unfavorably impacted by costs related to our efforts to keep up with increased demand such as supply chain constraints, freight costs for expediting shipments and increased labor costs related to overtime wages and temporary workforce. Additional factors contributing to the decline in gross profit margin compared to the prior-year period relate to unfavorable product mix, increased sales incentives and increased material costs.

First quarter operating income fell $0.4 million, 2.9%, compared to the first quarter of the prior year, and operating income as a percentage of net sales declined to 21.4%. Selling, engineering and administrative expenses (“SEA”) grew $1.6 million, 19.3%, to

$9.9 million in the first quarter of 2018, compared to $8.3 million in the first quarter of the prior year. The fluctuations were due to the following: increased selling costs related to our investments in sales and marketing initiatives, increased spending on research and development, increased operations in our China sales office and professional fees for operational improvement initiatives and accounting related services.

Electronics

The Electronics segment designs and manufactures electronic controls, displays and instrumentation solutions for recreational and off-highway vehicles and stationary and power generation equipment. End markets within the Electronics segment are divided into two lines of business: Power Controls and Vehicle Technologies.  Power Controls serves a variety of end markets with products such as displays, panels, gauges, controllers, battery chargers and various end devices.  Vehicle Technologies serves the recreational vehicles end market with products such as electronic controls, displays and instrumentation. The following table sets forth the results of operations for the Electronics segment (in millions):

	Three months ended
	March 31, 2018	April 1, 2017	% Change
Net sales	$34.7	$27.2	27.6%
Gross profit	$14.2	$12.4	14.5%
Gross profit %	40.9%	45.6%
Operating income	$7.1	$6.2	14.5%
Operating income %	20.5%	22.8%

First quarter net sales for the Electronics segment totaled $34.7 million, representing growth of $7.5 million, 27.6%, over the prior-year period. No significant price increases occurred during the quarter. The growth was driven by increased demand in the power controls and recreational vehicle end markets, our proactive sales initiatives and increased demand for new products developed in the past year. Changes in exchange rates had a favorable impact on first quarter sales of $0.4 million.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three months ended
	March 31, 2018	April 1, 2017	% Change
Americas	$30.1	$22.6	33.2%
Europe/Middle East/Africa	2.7	3.0	(10.0)%
Asia/Pacific	1.9	1.6	18.8%
Total	$34.7	$27.2

Increased demand in the U.S. resulted in sales to the Americas growing by $7.5 million, 33.2%, in the first quarter of 2018.

Sales to the EMEA and Asia/Pacific regions were flat over the prior-year period. Exchange rates had a favorable impact on sales to EMEA and Asia/Pacific in the first quarter of 2018 of $0.4 million.

First quarter gross profit grew $1.8 million, 14.5%, compared to the first quarter of the prior year, and gross profit as a percentage of net sales declined to 40.9%. Increased sales volume impacted gross profit by approximately $3.4 million during the first quarter of 2018. Gross profit continues to be unfavorably impacted by costs related to our efforts to keep up with increased demand such as freight costs for expediting shipments and increased material costs. Additional factors contributing to the decline in gross profit margin compared to the prior-year period relate to increased customer incentives and increased scrap costs.

First quarter operating income grew $0.9 million, 14.5%, compared to the first quarter of the prior year, and operating income as a percentage of net sales declined to 20.5%. Selling, engineering and administrative expenses (“SEA”) grew $0.9 million, 14.5%, to $7.1 million in the first quarter of 2018, compared to $6.2 million in the first quarter of the prior year. The fluctuations were due to the following: increased selling costs related to our investments in sales and marketing initiatives, research and development to support our growth strategy, increased accounting related fees and administrative labor costs.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the three months ended March 31, 2018, these costs included corporate costs not deemed to be allocable to either operating segment of $1.3 million related to acquisition activities and other corporate projects and initiatives, and amortization of acquisition-related intangible assets of $2.0 million. Corporate and other costs decreased over the prior-year period by

$0.9 million, which is primarily due to the recognition of acquisition-related inventory step-up to fair value costs of $1.8 million in the first quarter of the prior year.

Interest Expense, net

Net interest expense was $0.5 million for the first quarter of 2018 compared to $0.6 million for the prior-year quarter. Total average cash and investments for the first quarter totaled $131.2 million compared to $78.1 million for the prior-year quarter. Proceeds from our public stock offering in February 2018 was the driver for the increase in average cash and short-term investments over the prior period.

Change in Fair Value of Contingent Consideration

The fair value of our acquisition-related contingent consideration liability is revalued each quarter to its estimated fair value, and changes are recorded in earnings of the period. Changes in fair value are a result of actual sales volume and EBITDA results of Enovation Controls for the period exceeding estimates, changes in the probabilities of estimated future sales volume and EBITDA results of Enovation Controls and accretion in value of the liability. During the first quarter of 2018 the fair value of the liability increased by $0.4 million.

Income Taxes

The provision for income taxes for the first quarter, was 25.1% of pretax income compared to 32.6% for the prior-year quarter. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products. In addition, the decrease in the first quarter 2018 effective tax rate versus the first quarter 2017 effective tax rate is primarily related to the reduction in tax rate in the US from 35% to 21% as a result of the Tax Cuts and Jobs Act enactment.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. Funding of acquisition activity and short-term fluctuations in working capital requirements have been met through borrowings under revolving lines of credit as needed. Our principal uses of cash have been paying operating expenses, paying dividends to shareholders, making capital expenditures, acquisition-related payments and servicing debt. During the first quarter of 2018 we raised $240 million in net proceeds from our public stock offering which enabled us to reduce our outstanding debt. See Note 7 to the Financial Statements for details of the stock offering.

The following table summarizes our cash flows for the periods (in millions):

	Three months ended
	March 31, 2018	April 1, 2017	$ Change
Net cash provided by operating activities	$14.7	$12.4	$2.3
Net cash (used in) provided by investing activities	(4.2)	1.3	(5.5)
Net cash provided by (used in) financing activities	122.4	(18.7)	141.1
Effect of exchange rates on cash	1.8	1.2	0.6
Net increase (decrease) in cash and cash equivalents	$134.7	$(3.8)	$138.5

Cash on hand grew $134.7 million from $63.9 million at the end of 2017 to $198.5 million at March 31, 2018. Cash and cash equivalents were favorably impacted by changes in exchange rates during the first quarter totaling $1.8 million, and by $1.2 million in the prior-year period. The increase was a result of our public stock offering in the first quarter of 2018.

Cash from operations increased $2.3 million, 18.5%, compared to the prior-year period. Net income for the first quarter of 2018 increased approximately $1.7 million compared to the same period of 2017. The non-cash change in fair value of the acquisition-related contingent consideration liability during the three months ended March 31, 2018 reduced net income by $0.4 million. Changes in inventory and accounts receivable reduced cash by $8.7 million in the first quarter compared to a use of cash of $15.7 million during the same period of the prior year. Days sales outstanding went up to 44 days as of March 31, 2018, from 42 days as of April 1, 2017. Days of inventory on hand went up to 63 as of March 31, 2018, from 58 as of April 1, 2017. Accounts receivable, net balances grew $9.9 million as of March 31, 2018 compared to December 30, 2017, which is a direct result of the increase in net sales during the first quarter of 2018 compared to the prior-year period.

Capital expenditures were $4.2 million for the three months ended March 31, 2018, primarily made up of purchases of machinery and equipment and costs for the construction of our new production facility in South Korea. Capital expenditures for 2018 are estimated to be between $20 million and $25 million, primarily consisting of purchases of machinery and equipment and the costs of construction of the South Korean production facility.

During the second quarter of 2018, we paid cash of approximately $175.0 million and borrowed $358.0 million on our term loan and line of credit to complete the acquisition of Faster, S.p.A. as described in Note 14 to the Financial Statements.

We expect to pay $16.7 million, plus accrued interest, to the former owners of Enovation Controls in connection with the second payment due on the contingent consideration liability during the third quarter of 2018.

During the first quarter of 2018, we declared a quarterly cash dividend of $0.09 per share payable on April 20, 2018, to shareholders of record as of April 5, 2018. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 30, 2017, and did not change during the first quarter of 2018, with the exception of the adoption of ASC 606 as disclosed in Note 2 to the Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our 2017 Annual Report on Form 10-K filed on February 27, 2018. There were no material changes during the three months ended March 31, 2018.

Item 4. CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

Exhibit Number	Exhibit Description

1.1

Underwriting Agreement, dated as of February 1, 2018, between Sun Hydraulics Corporation and Morgan Stanley & Co. LLC, as representative of the several underwriters (previously filed as Exhibit 1.1 to the Company’s Report on Form 8-K filed on February 6, 2018, and incorporated herein by reference).

2.1

Share Purchase Agreement, dated as of February 18, 2018, by and among Sun Hydraulics Corporation, Capvis IV Co-Investors Faster L.P. and Certain Co-Investors (previously filed as Exhibit 2.1 to the Company Report on Form 8-K filed on February 20, 2018, and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 8, 2018.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)