Form 10-Q
period 2018-06-30
SUN HYDRAULICS CORP
filed 2018-08-07
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

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

The Registrant had 31,621,114 shares of common stock, par value $.001, outstanding as of July 27, 2018.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

INDEX

For the quarter ended

June 30, 2018

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2018	December 30, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,942	$63,882
Restricted cash	40	40
Accounts receivable, net of allowance for doubtful accounts of $631 and $358	74,344	37,503
Inventories, net	77,289	41,545
Income taxes receivable	592	—
Other current assets	8,882	3,806
Total current assets	191,089	146,776
Property, plant and equipment, net	114,428	91,931
Deferred income taxes	7,940	4,654
Goodwill	345,997	108,869
Other intangibles, net	328,921	104,131
Other assets	3,977	3,405
Total assets	$992,352	$459,766
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$39,136	$15,469
Accrued expenses	21,856	8,977
Current portion of contingent consideration	34,535	17,102
Current portion of long-term debt, net	3,505	—
Dividends payable	2,845	2,437
Income taxes payable	3,064	1,878
Other current liabilities	2,320	—
Total current liabilities	107,261	45,863
Revolving line of credit	256,750	116,000
Long-term debt, net	94,972	—
Contingent consideration, less current portion	—	16,780
Deferred income taxes	20,817	2,068
Other noncurrent liabilities	9,157	6,382
Total liabilities	488,957	187,093
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 31,604,459 and 27,077,145 shares outstanding	32	27
Capital in excess of par value	337,772	95,354
Retained earnings	196,787	183,770
Accumulated other comprehensive loss	(31,196)	(6,478)
Total shareholders' equity	503,395	272,673
Total liabilities and shareholders' equity	$992,352	$459,766

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	June 30, 2018	July 1, 2017
	(unaudited)	(unaudited)
Net sales	$136,168	$89,335
Cost of sales	85,764	50,752
Gross profit	50,404	38,583
Selling, engineering and administrative expenses	25,325	15,843
Amortization of intangible assets	8,076	2,039
Operating income	17,003	20,701
Interest expense, net	4,151	964
Foreign currency transaction loss, net	3,301	7
Miscellaneous expense, net	80	635
Change in fair value of contingent consideration	251	8,191
Income before income taxes	9,220	10,904
Income tax provision	2,424	3,620
Net income	$6,796	$7,284
Basic and diluted net income per common share	$0.22	$0.27
Basic and diluted weighted average shares outstanding	31,597	27,046
Dividends declared per share	$0.09	$0.09

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Operations

(in thousands, except per share data)

	Six months ended
	June 30, 2018	July 1, 2017
	(unaudited)	(unaudited)
Net sales	$233,486	$170,688
Cost of sales	145,465	99,311
Gross profit	88,021	71,377
Selling, engineering and administrative expenses	43,640	30,544
Amortization of intangible assets	10,124	4,348
Operating income	34,257	36,485
Interest expense, net	4,634	1,589
Foreign currency transaction loss (gain), net	3,812	(40)
Miscellaneous expense, net	44	702
Change in fair value of contingent consideration	653	8,191
Income before income taxes	25,114	26,043
Income tax provision	6,407	8,548
Net income	$18,707	$17,495
Basic and diluted net income per common share	$0.61	$0.65
Basic and diluted weighted average shares outstanding	30,718	26,996
Dividends declared per share	$0.18	$0.20

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$6,796	$7,284	$18,707	$17,495
Other comprehensive income
Foreign currency translation adjustments	(27,214)	3,240	(24,718)	5,191
Unrealized (loss) gain on available-for-sale securities	—	(7)	—	122
Total other comprehensive (loss) income	(27,214)	3,233	(24,718)	5,313
Comprehensive (loss) income	$(20,418)	$10,517	$(6,011)	$22,808

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statement of Shareholders’ Equity (unaudited)

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	income (loss)	Total

Balance, December 30, 2017	—	$—	27,077	$27	$95,354	$183,770	$(6,478)	$272,673
Shares issued, restricted stock			103					—
Shares issued, other compensation			12					—
Shares issued, ESPP			17		809			809
Shares issued, public offering			4,400	5	239,788			239,793
Stock-based compensation					2,061			2,061
Cancellation of shares for payment of employee tax withholding			(5)		(240)			(240)
Dividends declared						(5,690)		(5,690)
Net income						18,707		18,707
Other comprehensive loss							(24,718)	(24,718)
Balance, June 30, 2018	—	$—	31,604	$32	$337,772	$196,787	$(31,196)	$503,395

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Cash Flows

(in thousands)

	Six months ended
	June 30, 2018	July 1, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$18,707	$17,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,076	9,855
Loss on disposal of assets	8	692
Stock-based compensation expense	2,061	2,038
Amortization of debt issuance costs	371	202
Benefit for deferred income taxes	—	(3,229)
Amortization of acquisition related inventory step-up	3,125	1,774
Change in fair value of contingent consideration	653	8,191
Forward contract losses, net	3,493	—
Other, net	196	227
(Increase) decrease in, net of acquisition:
Accounts receivable	(13,666)	(14,191)
Inventories	(4,754)	(10,120)
Income taxes receivable	(46)	512
Other current assets	(501)	(303)
Other assets	270	98
Increase (decrease) in, net of acquisition:
Accounts payable	5,908	5,796
Accrued expenses and other liabilities	1,660	1,145
Income taxes payable	(3,405)	1,207
Other noncurrent liabilities	(39)	295
Net cash provided by operating activities	31,117	21,684
Cash flows from investing activities:
Capital expenditures	(10,581)	(3,305)
Proceeds from dispositions of equipment	3	18
Proceeds from sale of short-term investments	—	2,938
Acquisition of business, net of cash acquired	(527,144)	—
Cash settlement of forward contract	(2,535)	—
Net cash used in investing activities	(540,257)	(349)
Cash flows from financing activities:
Borrowings on revolving credit facility	258,000	—
Repayment of borrowings on revolving credit facility	(117,250)	(16,000)
Borrowings on long-term debt	100,932	—
Repayment of borrowings on long-term debt	(1,250)	—
Borrowings under factoring arrangements	1,044	—
Payments on capital lease obligations	(330)	—
Proceeds from stock issued	240,602	465
Dividends to shareholders	(5,281)	(5,390)
Debt issuance costs	(1,763)	—
Payment of employee tax withholding	(240)	—
Net cash provided by (used in) financing activities	474,464	(20,925)
Effect of exchange rate changes on cash and cash equivalents	736	4,042
Net (decrease) increase in cash and cash equivalents	(33,940)	4,452
Cash and cash equivalents, beginning of period	63,882	74,221
Cash and cash equivalents, end of period	$29,942	$78,673

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$9,208	$9,506
Interest	$3,405	$1,926
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$—	$628
Unrealized gain on available for sale securities	$—	$122
Measurement period adjustment to goodwill and contingent consideration	$—	$6,314

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

Doing Business as Helios Technologies

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. COMPANY BACKGROUND

Sun Hydraulics Corporation, doing business as Helios Technologies (“Helios” or the “Company”), and its wholly-owned subsidiaries, is an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets.  On August 6, 2018, the Company announced that it had adopted Helios Technologies as its business name.  Sun Hydraulics, LLC, a newly-formed Florida limited liability company that holds the historical net operating assets of the Sun Hydraulics brand entities, along with the previously acquired Enovation Controls, LLC and Faster S.p.A. are the wholly-owned operating subsidiaries of Helios Technologies under the new holding company name.

The Company operates in two business segments, Hydraulics and Electronics.  The Hydraulics segment consists of the global Sun Hydraulics companies (“Sun Hydraulics” or “Sun”) and Faster S.p.A (“Faster”), acquired in the second quarter of this fiscal year. Sun Hydraulics serves the hydraulics market as a leading manufacturer of high-performance screw-in hydraulic cartridge valves, electro-hydraulics, manifolds, and integrated package solutions for the worldwide industrial and mobile hydraulics markets. Faster serves the hydraulics market as a leading global manufacturer of quick release hydraulic coupling solutions focused in the agriculture, construction equipment and industrial markets.  The Electronics segment, which consists of Enovation Controls, LLC (“Enovation Controls”), is a global provider of innovative electronic control, display and instrumentation solutions for both recreational and off-highway vehicles, as well as stationary and power generation equipment.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed by Sun Hydraulics Corporation with the Securities and Exchange Commission on February 27, 2018. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the six month period ended June 30, 2018, are not necessarily indicative of the results that may be expected for the period ending December 29, 2018.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  Subsequent updates to the guidance were issued in 2016.  The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard provides a five-step analysis of transactions to determine the amount and timing of revenue to be recognized.  Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized.  The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company adopted the standard for the fiscal year beginning December 31, 2017, using the cumulative catch-up transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Revenue continues to be recognized at a point in time, typically when product is shipped to customers.

Revenue recognition is evaluated through the following five steps: 1) identification of the contracts with customers; 2) identification of the performance obligations in the contracts; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue as or when performance obligations are satisfied.

The Company disaggregates revenue by segment as well as by geographic destination of the sale. See disaggregated revenue balances in Note 12, Segment Reporting. The Company’s contracts with customers are generally similar in nature and terms.

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

Accounts receivable balances are recorded upon recognition of revenue until payment is collected from the customers. Contracts do not have significant financing components and payment terms do not exceed one year from the date of the sale. The Company does not incur significant credit losses from contracts with customers. Consideration is primarily fixed in nature with insignificant amounts recognized related to sales discounts, rebates and product returns. The Company’s estimates for sales discounts, rebates and product returns reduce revenue recognized at the time of the sale.

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

Accounts Receivable, net

Accounts receivable are stated at amounts owed by customers, net of an allowance for estimated doubtful accounts. The allowance for doubtful accounts is determined on a specific identification basis by a review of those accounts that are significantly in arrears. Account balances are charged against the allowance when it is probable the receivable will not be recovered. See the consolidated balance sheets for the allowance amounts.

The Company has a factoring agreement with a third party financial institution to sell the rights, with recourse, to accounts receivable balances due from a specific customer. Under the terms of the agreement, the Company may receive advances in amounts up to €1,000,000 based on the amounts invoiced to the customer. The Company maintains the collectability risk of all outstanding balances; therefore, customer balances are included in accounts receivable, including any allowance for risk of collectability, and amounts due to the financial institution are included in other current liabilities in the Consolidated Balance Sheet.

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

Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$6,796	$7,284	$18,707	$17,495
Basic and diluted weighted average shares outstanding	31,597	27,046	30,718	26,996
Basic and diluted net income per common share	$0.22	$0.27	$0.61	$0.65

3.  BUSINESS ACQUISITION

On April 5, 2018 the (“Acquisition Date”), the Company completed the acquisition of Faster S.p.A, a worldwide leader in engineering, manufacturing, marketing and distribution of quick release hydraulic coupling solutions headquartered in Milan, Italy.  Pursuant to the Share Purchase Agreement, the Company acquired all of the outstanding equity interests of Polyusus Lux IV S.a.r.l., a Luxembourg limited liability company and the owner of 100% of the share capital of Faster S.p.A. The acquisition was completed for cash consideration totaling $532,408 ($527,144 net of cash acquired) and was financed with cash on hand from the Company’s registered public stock offering and borrowings of $358,000 on its credit facility, as discussed in further detail in Note 7 and Note 8.

Faster adds adjacent hydraulics products to the Company’s portfolio of products and broadens end market reach, increasing the Company’s presence in the growing agriculture market. The results of Faster’s operations have been included in the consolidated financial statements since the Acquisition Date.

The Share Purchase Agreement allows for future payments to the sellers for certain tax benefits realized within two years of the Acquisition Date. The realization of any future tax benefit was determined to be uncertain and no value has been assigned to this potential future liability as of the Acquisition Date and June 30, 2018.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition.  As additional information becomes available, as of the acquisition date, management will finalize its analysis of the estimated fair value of the identified intangible assets and tax related items including the evaluation of deductibility of goodwill, valuation of deferred taxes and the potential liability to the sellers for future tax benefits. As management completes its evaluation, the preliminary purchase price allocation may be revised during the remainder of the measurement period (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes to the fair values of the tangible and intangible assets acquired and liabilities assumed may be material.

The preliminary allocation of the total purchase price, net of cash acquired, is as follows:

Accounts receivable	$24,638
Inventories	35,882
Other current assets	6,488
Property, plant and equipment	20,242
Goodwill	248,913
Intangible assets	246,371
Other assets	4,622
Total assets acquired	587,156
Accounts payable	(18,668)
Accrued expenses	(11,740)
Incomes taxes payable	(4,862)
Other current liabilities	(1,289)
Other noncurrent liabilities	(23,453)
Total liabilities assumed	(60,012)
Fair value of net assets acquired	$527,144

Goodwill is primarily attributable to Faster’s assembled workforce and anticipated synergies and economies of scale expected from the operations of the combined company. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the acquisition.

Transaction costs of $4,271 incurred in connection with the acquisition are included in selling, engineering and administrative expenses in the Consolidated Statement of Operations for the six months ended June 30, 2018.

Net sales and loss before income taxes of Faster included in the Consolidated Statement of Operations for the period from the Acquisition Date through June 30, 2018 totaled $38,747 and $1,454, respectively. Included in Faster’s loss for the period are $3,125 of charges related to the purchase accounting effects of inventory step up to fair value and $6,027 of amortization of acquisition related intangibles assets.

Intangible Assets

The preliminary fair value of identified intangible assets and their respective useful lives are as follows:

	Fair Value	Weighted- Average Amortization Periods (Yrs)
Trade name	$25,740	18
Technology	13,483	13
Customer relationships	201,019	26
Sales order backlog	6,129	0.4
Identified intangible assets	$246,371	24

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Faster had been acquired as of the beginning of 2017.  The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment and interest expense from borrowings to fund the acquisition.  Non-recurring pro forma adjustments directly attributable to the acquisition included in the pro forma information presented below include the purchase accounting effect of inventory step up to fair value of $3,125, transaction costs totaling $4,271, amortization of sales order backlog intangible asset totaling $3,633, accelerated amortization of Faster pre-acquisition loan costs of $2,328 and loss on forward contract entered into in connection with the acquisition totaling $2,535.

The pro forma information does not reflect any operating efficiencies or potential cost savings that may result from the acquisition. Accordingly, the pro forma information is for illustrative purposes only and is not intended to present or be indicative of the actual results of operations of the combined company that may have been achieved had the acquisition actually occurred at the beginning of 2017, nor is it intended to represent or be indicative of future results of operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$136,168	$120,305	$274,426	$231,762
Operating income	26,972	24,861	52,954	45,218
Net income	15,600	9,105	30,474	20,702
Basic and diluted net income per common share	0.49	0.29	0.97	0.66

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate their carrying value, due to their short-term nature.  Contingent consideration and newly acquired intangible assets are measured at fair value using level 3 inputs. Forward foreign exchange contracts are measured at fair value based on quoted foreign exchange forward rates at the reporting date.

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 30, 2017.

	June 30, 2018
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$120	$—	$120	$—
Total	$120	$—	$120	$—
Liabilities
Forward foreign exchange contracts	$167	$—	$167	$—
Contingent consideration	34,535	—	—	34,535
Total	$34,702	$—	$167	$34,535

	December 30, 2017
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Contingent consideration	$33,882	$—	$—	$33,882
Total	$33,882	$—	$—	$33,882

Forward foreign exchange contracts

The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

During the six months ended June 30, 2018, the Company entered into a forward foreign exchange currency contract, for the purchase of €370,000, to economically hedge transactional exposure associated with the acquisition of Faster, which was denominated in euros. The Company recognized a loss during the six months ended June 30, 2018, of $2,535, which was reported in foreign currency loss (gain), net for the period.

At June 30, 2018, the Company had forward foreign exchange contracts to buy euros with a notional amount of $10,050. These contracts are at various exchange rates and expire at various dates through February 2019.  The fair value of the derivative instruments are included in other current assets and other current liabilities line items in the Consolidated Balance Sheet. The Company recognized a net loss on these contracts during the quarter ended June 30, 2018, of $958, which was reported in foreign currency loss (gain), net for the period.

Contingent consideration

A summary of the changes in the estimated fair value of contingent consideration related to the acquisition of Enovation Controls at June 30, 2018 is as follows:

Balance at December 30, 2017	$33,882
Change in estimated fair value	149
Accretion in value	504
Balance at June 30, 2018	$34,535

The fair value of the contingent consideration arrangement was estimated using a risk-adjusted probability analysis. During the six months ended June 30, 2018, adjustments to the fair value of contingent consideration were recorded based on Enovation Controls’ results of operations during the period and management’s revision of revenue and EBITDA forecasts.

5.  INVENTORIES

	June 30, 2018	December 30, 2017
Raw materials	$30,369	$26,426
Work in process	33,874	6,910
Finished goods	15,647	9,920
Provision for slow moving inventory	(2,601)	(1,711)
Total	$77,289	$41,545

6.  GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill at June 30, 2018, is as follows:

	Hydraulics	Electronics	Total
Balance at December 30, 2017	$2,496	$106,373	$108,869
Acquisition	248,913	—	248,913
Currency translation	(11,785)	—	(11,785)
Balance at June 30, 2018	$239,624	$106,373	$345,997

Goodwill is tested for impairment annually, in the third and fourth quarters, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Valuation models reflecting the expected future cash flow projections are used to value reporting units.

At June 30, 2018, and December 30, 2017, intangible assets consisted of the following:

	June 30, 2018			December 30, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade name and brands	$55,285	$(3,213)	$52,072	$30,774	$(2,115)	$28,659
Non-compete agreements	950	(301)	649	950	(206)	744
Technology	31,217	(3,890)	27,327	18,435	(2,671)	15,764
Supply agreement	21,000	(3,325)	17,675	21,000	(2,275)	18,725
Sales order backlog	5,840	(3,553)	2,287	—	—	—
Customer relationships	231,313	(5,377)	225,936	39,751	(2,607)	37,144
Licensing agreement	3,716	(741)	2,975	3,716	(621)	3,095
	$349,321	$(20,400)	$328,921	$114,626	$(10,495)	$104,131

Amortization expense of intangible assets for the six months ended June 30, 2018, and July 1, 2017, was $10,124 and $4,348, respectively. The remaining amortization for 2018 is approximately $11,334. Total estimated amortization expense of intangible assets for the years 2019 through 2023 is presented below.

Year:
2019	$17,913
2020	17,880
2021	17,779
2022	17,516
2023	17,457
Total	$88,545

7.  CREDIT FACILITIES

On April 1, 2018, the Company entered into an amendment to its credit agreement with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The amendment increased the revolving credit facility up to an aggregate maximum principal amount of $400,000, up from $300,000 under the original agreement, added a new term loan credit facility in an aggregate principal amount of $100,000, and increased the accordion feature to permit the increase of the Amended and Restated Facility (“A&R Facility”) by up to an additional $200,000. Borrowings under the line of credit bear interest at defined rates plus an applicable margin based on the Company’s leverage ratio. Quarterly term loan payments of $1,250 are due beginning on July 2, 2018. The quarterly payments increase to $1,875 in July 2020, and $2,500 in July 2022, with the balance due on the maturity date of April 3, 2023. The revolving credit facility matures on April 3, 2023.

The amendment was entered into contemporaneously with the transfer of substantially all of the Company’s historical net operating assets of the Sun Hydraulics brand entities to the Company’s wholly-owned subsidiary, Sun Hydraulics, LLC, a newly-formed Florida limited liability company, and in preparation for the acquisition of Faster. Sun Hydraulics, LLC was added as an additional guarantor of the amended facility.  In addition, Sun Hydraulics, LLC joined the existing Security Agreement between the Company, Enovation Controls and the Bank, for the benefit of the lenders, granting a security interest in substantially all of their respective assets.

The Faster acquisition was completed on April 5, 2018, at which time the Company borrowed $258,000 on the revolving credit facility and executed the term loan. On June 30, 2018, the balance of the term loan was $97,580, net of unamortized debt issuance costs. At June 30, 2018, and December 30, 2017, the balance on the revolving line was $256,750 and $116,000, respectively, with $143,250 and $184,000 of additional credit available, respectively, subject to pro forma compliance with debt covenants. The interest rate in effect at June 30, 2018 was 4.01%. Interest expense recognized during the six months ended June 30, 2018 and July 1, 2017, totaled $4,534 and $1,778, respectively. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

On March 30, 2018, the Company entered into a credit agreement with Shinhan Bank that provides a term loan of 1,000,000 Korean won. The proceeds from the term loan will be used to fund the construction of the new production facility in South Korea. The loan matures in March 2020, at which time the full amount will become due.  On June 30, 2018, the balance was 1,000,000 Korean won, approximately $897. Interest is charged at a one-year variable rate, 2.05% as of June 30, 2018. Interest expense recognized during the six months ended June 30, 2018, totaled $5.

8. PUBLIC STOCK OFFERING

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

9. INCOME TAXES

At June 30, 2018, the Company had an unrecognized tax benefit of $4,789 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of June 30, 2018 is not considered material to the Company’s consolidated financial statements.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act.  In accordance with SAB 118, management calculated its best estimate of the impact of the Act in the 2017 year-end income tax provision in accordance with their understanding of the Act and available guidance. Also pursuant to SAB 118, certain additional impacts of the Act remain open during the measurement period to include other indirect correlative impacts of the Act, the Company’s position with regard to its permanent reinvestment assertion, the state tax impacts of the Act as well as the Company’s position as to whether to account for global intangible low-taxed income (GILTI) as a period cost or via deferred tax accounting.   As of the close of the second quarter, the Company is still analyzing the Act in its entirety and refining its calculations, which could potentially impact the measurement of tax balances.  Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete.

10.  STOCK-BASED COMPENSATION

The Company’s 2011 Equity Incentive Plan (“2011 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At June 30, 2018, 358,038 shares remained available to be issued under the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the six months ended June 30, 2018, and July 1, 2017, totaled $1,279 and $1,397, respectively.

The following table summarizes restricted stock activity from December 30, 2017 through June 30, 2018:

		Weighted
		average
	Number of shares	grant-date
	(in thousands)	fair value
Nonvested balance at December 30, 2017	88	$34.44
Granted	105	53.64
Vested	(24)	35.45
Forfeitures	(6)	37.29
Nonvested balance at June 30, 2018	163	$46.57

The Company had $6,270 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of June 30, 2018. That cost is expected to be recognized over a weighted average period of 2.00 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which Sun Hydraulics’ and Enovation Controls’ US employees are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. The ESPP and U.K. plans authorize the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is permitted to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 18,728 shares at a weighted average price of $43.24, and 15,090 shares at a weighted average price of $30.90, under the ESPP and U.K. plans during the six months ended June 30, 2018, and July 1, 2017, respectively. The Company recognized $138 and $131 of compensation expense during the six months ended June 30, 2018, and July 1, 2017, respectively. At June 30, 2018, 527,581 shares remained available to be issued through the ESPP and the U.K. plan.

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

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors under the 2012 Directors Plan, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 35,000 shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At June 30, 2018, 136,374 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 12,500 and 12,750 shares for the six months ended June 30, 2018 and July 1, 2017, respectively. The Company recognized director stock compensation expense of $660 and $501 for the six months ended June 30, 2018 and July 1, 2017, respectively.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive Loss by Component

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 30, 2017	$—	$(6,478)	$(6,478)
Other comprehensive loss before reclassifications	—	(24,718)	(24,718)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	(24,718)	(24,718)
Balance at June 30, 2018	$—	$(31,196)	$(31,196)

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Total
Balance at December 31, 2016	$(391)	$(15,442)	$(15,833)
Other comprehensive (loss) income before reclassifications	(41)	5,191	5,150
Amounts reclassified from accumulated other comprehensive loss	163	—	163
Net current period other comprehensive income	122	5,191	5,313
Balance at July 1, 2017	$(269)	$(10,251)	$(10,520)

Reclassifications out of Accumulated Other Comprehensive Loss

Details about Accumulated Other	Affected Line Item in the	Six months ended
Comprehensive Income Components	Consolidated Statement of Operations	June 30, 2018	July 1, 2017
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	Miscellaneous expense, net	$—	$(39)
Other than temporary impairment	Miscellaneous expense, net	—	(220)
	Total before tax	—	(259)
	Tax benefit	—	96
	Net of tax	—	(163)
Total reclassifications for the period		$—	$(163)

12.  SEGMENT REPORTING

The Company has two reportable business segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served and the methods of distribution and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision makers.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item below. For the six months ended June 30, 2018, the unallocated costs included certain corporate costs not deemed to be allocable to either business segment of $826 and acquisition related costs including Faster transaction costs of $4,271, charges related to inventory step-up to fair value of $3,125 and amortization of acquisition-related intangible assets of $10,004. The accounting policies of the Company’s business segments are the same as those used to prepare the accompanying consolidated financial statements.

The following table presents financial information by reportable segment:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales
Hydraulics	$103,634	$60,818	$166,243	$114,940
Electronics	32,534	28,517	67,243	55,748
	$136,168	$89,335	$233,486	$170,688
Operating income
Hydraulics	$25,401	$16,359	$38,844	$30,131
Electronics	6,532	6,419	13,639	12,655
Corporate and other	(14,930)	(2,077)	(18,226)	(6,301)
	$17,003	$20,701	$34,257	$36,485
Capital expenditures
Hydraulics	$6,172	$1,465	$10,149	$2,076
Electronics	172	1,082	432	1,229
	$6,344	$2,547	$10,581	$3,305

	June 30, 2018	December 30, 2017
Total assets
Hydraulics	$722,221	$185,300
Electronics	267,884	274,466
Corporate	2,247	—
Total	$992,352	$459,766

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales
Americas	$67,553	$52,705	$124,024	$99,993
Europe/Middle East/Africa	43,233	19,229	65,584	39,329
Asia/Pacific	25,382	17,401	43,878	31,366
Total	$136,168	$89,335	$233,486	$170,688

	June 30, 2018	December 30, 2017
Tangible long-lived assets
Americas	$79,188	$78,429
Europe/Middle East/Africa	25,359	7,803
Asia/Pacific	9,881	5,699
Total	$114,428	$91,931

13.  RELATED PARTY TRANSACTIONS

Enovation Controls purchases and sells inventory to an entity partially owned by one of its officers. For the six months ended June 30, 2018, and July 1, 2017, inventory sales to the entity totaled $1,525 and $1,299, respectively, and inventory purchases from the entity totaled $1,751 and $5,805, respectively.

In addition to these inventory transactions, Enovation Controls entered into a transition service agreement with the related party to provide, and receive, certain transition services for a period of up to one year for specified services. For the six months ended June 30, 2018, and July 1, 2017, sales recognized under the agreement were $39 and $1,217, respectively, and related costs incurred, under the agreement totaled $39 and $968, respectively, and are included in miscellaneous expense, net in the Consolidated Statements of Operations.  For the six months ended June 30, 2018, and July 1, 2017, purchases from the related party under the agreement totaled $22 and $856, respectively.

At June 30, 2018, and July 1, 2017, total amounts due from the entity totaled $194 and $786, respectively, and total amounts due to the entity totaled $731 and $915, respectively.

14. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

Purchase Commitments

During the second quarter, the Company entered into long term agreements with multiple suppliers. These agreements include purchase commitments for minimum quantities of inventory used by the Company in the normal course of business.  As of June 30, 2018, the Company had total purchase commitments with suppliers of $33,192, which are expected to be fulfilled during fiscal years 2018 through 2020.

15. SUBSEQUENT EVENTS

Payment on contingent consideration liability

During July 2018, in accordance with the contingent consideration arrangement for the acquisition of Enovation Controls, the Company made the second cash payment to Enovation Controls’ former owners totaling $17,342.

Acquisition of Custom Fluidpower Pty Ltd

On August 1, 2018, the Company acquired all of the outstanding equity interests of Custom Fluidpower Pty Ltd (“Custom Fluidpower”), an Australian proprietary limited liability company. The acquisition was completed pursuant to a Share Sale Agreement among the Company and the shareholders of Custom Fluidpower.

Consideration paid at closing totaled 35,000 Australian dollars, approximately $25,906, and included 333,065 shares of the Company’s common stock and cash of approximately 12,574 Australian dollars, approximately $9,307. The cash consideration was funded with borrowings on the Company’s credit facility.

Custom Fluidpower is a leading provider of hydraulic, pneumatic, electronic and instrumentation solutions. The company supplies hydraulic, pneumatic, filtration and lubrication products and offer complete system design, installation and commissioning, and service and repairs, to a broad range of industries including agriculture, aerospace, exploration, industrial, marine, mobile, mining and material handling.  Headquartered in Newcastle, NSW, Australia, Custom Fluidpower has operational branches co-located with its headquarters as well as throughout Australia including Brisbane, QLD; Gladstone, QLD; Mackay, QLD; Perth, WA; Port Hedland, WA; and Singleton, NSW. Additionally, the company has a sales office in Melbourne, VIC.

The acquisition of Custom Fluidpower is in alignment with Helios’ Vision 2025 goals, advancing the Company as a global technology leader in the industrial goods sector while maintaining superior profitability and financial strength. Custom Fluidpower further diversifies the Company’s hydraulics product and service portfolio and broadens the Company’s global footprint.

The Company determined the acquisition of Custom Fluidpower was not a significant acquisition under Rule 3-05 of Regulation S-X.

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

OVERVIEW

We are an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets, each of which serves as a reportable segment.  In the Hydraulics segment, Sun Hydraulics is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems.  Faster, also in our Hydraulics segment, is a leading global manufacturer of quick release hydraulic coupling solutions focused in the agriculture, construction equipment and industrial markets.  The Electronics segment, which consists of Enovation Controls, is a global provider of innovative electronic control, display and instrumentation solutions for both recreational and off-highway vehicles, as well as stationary and power generation equipment.

On August 6, 2018, we announced that we are adopting Helios Technologies as our new business name.  Sun Hydraulics, LLC, a newly-formed Florida limited liability company that holds the historical net operating assets of the Sun Hydraulics brand entities, as well as the newly acquired Custom Fluidpower Pty Ltd; the previously acquired Enovation Controls, LLC; and Faster S.p.A. are the wholly-owned operating subsidiaries of Helios Technologies.  The changing of the holding company business name is a reflection of the tremendous growth the Company has accomplished over the last sixteen months. Shares of Helios Technologies will continue to trade on Nasdaq as SNHY.

The operating results of the Hydraulics and Electronics segments included in MD&A are presented on a basis consistent with our internal management reporting. Segment information included in Note 12 to the Financial Statements is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the United States (“U.S. GAAP”), specifically the allocation of certain corporate and acquisition-related costs, are included in Corporate and Other.

Vision 2025

In 2016, we introduced our vision for the Company for the next decade.  We believe it is important to reach a critical mass of $1 billion in sales by 2025 while remaining a technology leader in the industrial goods sector.  To achieve our goal, we targeted organic sales of our Hydraulics segment of $450 million, sales of our Electronics segment of $200 million and acquisitions of $350 million in revenue (including Faster and Custom Fluidpower).  Through this growth, our decision-making process will consider our desire to maintain superior profitability and financial strength.

Acquisitions of companies that advance our technology capabilities will be critical to achieving our Vision 2025.  Target product offerings include additional cartridge valve technology (“CVT”), CVT-adjacent hydraulic products, electronic controls and implementation and linked technologies such as electro-mechanical actuators, factory automation, software or products relevant to the Internet of Things. Cultivating relationships with potential acquisition targets can often be a lengthy process, but we believe it is key to creating successful acquisitions with sustainable business results.  We have an established list of potential targets at any given time and entertain reviewing other opportunities for acquisition as they become known to us.

The December 2016 acquisition of Enovation Controls was a significant step toward realizing our vision.  Enovation Controls improves and expands our technology offering, allows us to develop and market integrated solutions of electronics and hydraulics, and, most importantly, advances our electrification and digitization initiatives across our product portfolio.  The acquisition brings the Company new end markets, diversification of our technology platform, and provides entry into highly sophisticated, specialized markets.  Enovation Controls provides us with a large team of approximately 100 electronic and software engineers with a track record of new product development and technical innovation. In addition, the sales team has developed strong customer relationships from which market insight can be drawn.

In April 2018 we completed our acquisition of Faster, S.p.A., an Italian joint stock company headquartered in Milan, Italy. Faster is a worldwide leader in engineering, manufacturing, marketing and distribution of hydraulic coupling solutions. The completion of this acquisition brings us another step closer to the realization of our Vision 2025. Faster fits this strategy well and upholds a strongly innovative culture, driving new product development and market leadership. Faster further diversifies the Company more deeply into the growing global agriculture market. The business also broadens our global footprint, advancing our ‘in the region, for the region’ initiative.

On August 1, 2018, we completed our acquisition of Custom Fluidpower Pty Ltd, a leading provider of hydraulic, pneumatic, electronic and instrumentation solutions. The company supplies hydraulic, pneumatic, filtration and lubrication products and offers complete system design, installation and commissioning, and service and repairs, to a broad range of industries including agriculture, aerospace, exploration, industrial, marine, mobile, mining and material handling.  Headquartered in Newcastle, NSW, Australia, Custom Fluidpower has operational branches co-located with its headquarters as well as throughout Australia including Brisbane, QLD; Gladstone, QLD; Mackay, QLD; Perth, WA; Port Hedland, WA; and Singleton, NSW. Additionally, the company has sales offices in Melbourne, VIC and Sydney, NSW.  Custom Fluidpower further diversifies our hydraulics product and service portfolio and broadens our global footprint.

Product development is a key factor to organic growth in both the Hydraulics and Electronics segments, as is joint development between the two segments.  In the Hydraulics segment, our most recent new product introductions have been electro-hydraulics products: the FleX Series Solenoid Valves and the XMD Bluetooth-configurable electro-hydraulics driver.  XMD represents the first of its kind from Sun Hydraulics and was jointly engineered by a team consisting of our Hydraulics and Electronics segment personnel. We expect the trend for development of similar types of products to continue as capital goods markets move toward further electrification and digitalization of machines.

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

Industry conditions

Demand for our products is dependent on demand for the industrial goods markets into which the products are incorporated.  The capital goods industries in general, and the Hydraulics and Electronics segments specifically, are subject to economic cycles.  According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 11.8% during the first six months of 2018, after increasing 11% in 2017 and decreasing 9% in 2016. The Institute of Printed Circuits Association reported that North American electronics business growth continued during the second quarter and that indicators suggested the likelihood of continued sales growth in the industry through 2018.  The rate of printed circuit board (PCB) sales growth held steady, and electronics manufacturing services (EMS) growth rate rebounded after slowing in the first quarter. The semiconductor sales growth rate remained strong but has continued to retreat from its peak in the fourth quarter of 2017.

We utilize industry trend reports from various sources, as well as feedback from customers and distributors to evaluate economic trends.  We also rely on global government statistics such as Gross Domestic Product and Purchasing Managers Index to understand higher level economic conditions.

2018 Second Quarter Results and Comparison of the Three and Six Months Ended June 30, 2018 and July 1, 2017

Faster was acquired on April 5, 2018. Our consolidated operating results for the three and six months ended June 30, 2018 include the results of Faster since April 5, 2018, while our consolidated operating results for the three and six months ended July 1, 2017 do not. For comparability, see unaudited pro forma information included in Note 3 to the Financial Statements.

(in millions except net income per share)

	Three Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales	$136.2	$89.3	$46.9	52.5%
Gross profit	$50.4	$38.6	$11.8	30.6%
Gross profit %	37.0%	43.2%
Operating income	$17.0	$20.7	$(3.7)	(17.9)%
Operating income %	12.5%	23.2%
Net income	$6.8	$7.3	$(0.5)	(6.8)%
Basic and diluted net income per common share	$0.22	$0.27	$(0.05)	(18.5)%

	Six Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales	$233.5	$170.7	$62.8	36.8%
Gross profit	$88.0	$71.4	$16.6	23.2%
Gross profit %	37.7%	41.8%
Operating income	$34.3	$36.5	$(2.2)	(6.0)%
Operating income %	14.7%	21.4%
Net income	$18.7	$17.5	$1.2	6.9%
Basic and diluted net income per common share	$0.61	$0.65	$(0.04)	(6.2)%

Second quarter consolidated sales improved $46.9 million, 52.5%, over the prior-year period, of which $38.7 million, 43.3%, was contributed by Faster and $8.2 million, 9.2%, was due to organic growth. Demand for our products remained strong and we continue to see sales growth in all of our geographic regions. Investments made in global sales and marketing initiatives also contributed to the year-over-year organic growth. Changes in foreign currency exchange rates favorably impacted sales during the second quarter by $0.4 million and had no impact on earnings per share (“EPS”).

Gross profit margins declined to 37.0% in the second quarter of 2018 compared to 43.2% in the prior-year period. Margins were affected by $3.1 million of amortization of acquisition related inventory step up costs and were impacted by increased costs related to our efforts to keep up with the increase in order demand.

Operating income as a percentage of sales fell to 12.5% in the second quarter of 2018 compared to 23.2% in the prior-year period primarily due to the inventory step-up amortization referred to above, transaction costs for the Faster acquisition and a significant increase in acquisition related amortization of intangible assets due to the Faster acquisition.

2018 Outlook

Considering the inclusion of Faster and Custom Fluidpower, consolidated revenue for the full year 2018 is expected to be between $510 million and $525 million, with the Hydraulics segment contributing between $388 million and $398 million and the Electronics segment contributing between $122 million and $127 million. Consolidated adjusted operating margin, prior to acquisition-related amortization expense and one-time costs, is expected to be 21.7% to 23.0% for the full year 2018. Consolidated net interest expense is expected to be between $13.5 million and $14.5 million. The full year effective tax rate is anticipated to be 24.5% to 26.5%. Capital expenditures are estimated to be between $25 million and $30 million. Depreciation and amortization are estimated to be between $16.5 million to $17.5 million and between $22.5 million and $23.5 million, respectively.

SEGMENT RESULTS

Hydraulics

The Hydraulics segment provides the global capital goods industries with hydraulic components and systems used to transmit power and control force, speed and motion.  On a component level, Sun Hydraulics designs and manufactures screw-in hydraulic cartridge valves, manifolds, and integrated fluid power packages and subsystems used in hydraulic systems. The Hydraulics segment includes the results of Faster subsequent to its acquisition on April 5, 2018. On a component level, Faster designs and manufactures quick release couplings, multi connections and casting solutions for all hydraulics applications at medium, high and extremely high pressures. The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three months ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales	$103.6	$60.8	$42.8	70.4%
Gross profit	$39.4	$25.6	$13.8	53.9%
Gross profit %	38.0%	42.1%
Operating income	$25.4	$16.4	$9.0	54.9%
Operating income %	24.5%	27.0%

	Six Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales	$166.2	$114.9	$51.3	44.6%
Gross profit	$62.9	$47.6	$15.3	32.1%
Gross profit %	37.8%	41.4%
Operating income	$38.8	$30.1	$8.7	28.9%
Operating income %	23.3%	26.2%

Sun and Faster quarterly results are as follows (in millions):

	Three months ended June 30, 2018
	Sun Hydraulics	Faster
Net sales	$64.9	$38.7
Gross profit	$25.5	$13.9
Gross profit %	39.3%	35.9%
Operating income	$16.8	$8.6
Operating income %	25.9%	22.2%

Second quarter net sales for the Hydraulics segment totaled $103.6 million, representing growth of $42.8 million, 70.4%, over the prior-year period. Faster contributed $38.7 million during the quarter and Sun Hydraulics net sales increased $4.1 million over the second quarter of 2017.  Year-to-date net sales totaled $166.2 million, representing organic growth of 11.0% over the prior-year period.  Sun’s growth was driven by increased demand in all geographic and end markets and was also impacted by global sales and marketing initiatives. While demand has remained strong, supply chain constraints have caused challenges with keeping shipments in line, driving up Sun’s backlog. No significant price increases occurred during the quarter. Changes in exchange rates had a favorable impact on Hydraulics segment sales of $0.1 million for the second quarter and $2.1 million year to date, compared to the prior year periods. The favorable impact on Sun sales totaled $0.9 million for the second quarter and $2.9 million year to date. Since the acquisition of Faster in April 2018, the euro declined in value to the dollar resulting in an unfavorable impact on Faster sales of $0.8 million during the quarter.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three months ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Americas	$39.7	$28.2	$11.5	40.8%
Europe/Middle East/Africa	40.5	16.6	23.9	144.0%
Asia/Pacific	23.4	16.0	7.4	46.3%
Total	$103.6	$60.8

	Six Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Americas	$66.0	$52.8	$13.2	25.0%
Europe/Middle East/Africa	60.2	33.7	26.5	78.6%
Asia/Pacific	40.0	28.4	11.6	40.8%
Total	$166.2	$114.9

During the second quarter, Faster contributed $11.8 million, $22.9 million and $4.0 million to our sales in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia/Pacific regions, respectively.

Demand continued to be strong in the Americas region with organic sales remaining consistent in the second quarter of 2018 and growing $1.4 million, 2.7%, year to date.

Organic sales to the EMEA region were up $1.0 million, 6.0%, in the second quarter of 2018 and $3.6 million, 10.7%, year to date. Increased demand, primarily in the United Kingdom and Germany led to the growth. Exchange rates had a favorable impact on sales to EMEA of approximately $0.6 million in the second quarter of 2018 and $2.0 million year to date.

Organic sales to the Asia/Pacific region were up $3.4 million, 21.3%, in the second quarter of 2018 and $7.6 million, 26.8%, year to date. Increased demand in China and South Korea and sales and marketing initiatives in the region led to the growth. Exchange rates had a favorable impact on sales to Asia/Pacific of approximately $0.3 million in the second quarter of 2018 and $0.9 million year to date.

Second quarter gross profit grew $13.8 million, 53.9%, compared to the second quarter of the prior year. Faster contributed $13.9 million of the increase representing a 35.9% gross profit margin. Sun gross profit margins fell 2.8 percentage points during the second quarter to 39.3% from 42.1% in the prior-year period. Increased sales volume impacted Sun gross profit by approximately $1.7 million during the quarter. Year-to-date gross profit grew $15.3 million, 32.1%, compared to 2017. Sun year-to-date gross profit margins fell 3.0 percentage points to 38.4% from 41.4% in 2017.  Increased sales volume impacted Sun gross profit year to date by approximately $5.2 million. While of lesser impact than in the first quarter, Sun gross profit continued to be unfavorably impacted by costs related to our efforts to keep up with increased demand. Inefficiencies resulting from supply chain constraints increased labor costs from additional overtime wages. Permanent and temporary workforce was added to accommodate organic growth. Additional factors contributing to Sun’s decline in gross profit margin compared to the prior-year period related to increased sales incentives and increased material costs due to inflationary pressure in the supply chain.

Second quarter operating income increased $9.0 million, 54.9%, compared to the second quarter of the prior year. Faster contributed $8.6 million of the increase representing a 22.2% operating margin for the quarter. Sun operating margins fell 1.1 percentage points during the second quarter to 25.9% from 27.0% in the prior-year period. Year-to-date operating income was up $8.7 million, 28.9%, over the prior-year period. Sun year-to-date operating margins declined 2.5 percentage points to 23.7% from 26.2% in 2017.

Selling, engineering and administrative expenses (“SEA”) rose $4.8 million in the second quarter of 2018 compared to the second quarter of the prior year. Faster SEA costs totaled $5.3 million and Sun SEA costs fell $0.5 million, 5.4%, to $8.7 million compared to $9.2 million in the prior year. This reduction was primarily driven by the restructuring of engineering resources to production to better align with manufacturing improvement efforts. Year-to-date SEA expenses increased $6.5 million.  Year-to-date Sun SEA costs grew $1.2 million, 6.9%, to $18.6 million from $17.4 million in 2017. The additional costs related to our global investments in sales and marketing initiatives, increased spending on engineering, research and development and an increase in training and recruiting for our investments in strong talent.

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

	Three months ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales	$32.5	$28.5	$4.0	14.0%
Gross profit	$14.1	$13.0	$1.1	8.5%
Gross profit %	43.4%	45.6%
Operating income	$6.5	$6.4	$0.1	1.6%
Operating income %	20.0%	22.5%

	Six Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Net sales	$67.2	$55.8	$11.4	20.4%
Gross profit	$28.3	$25.6	$2.7	10.5%
Gross profit %	42.1%	45.9%
Operating income	$13.6	$12.7	$0.9	7.1%
Operating income %	20.2%	22.8%

Second quarter net sales for the Electronics segment totaled $32.5 million, representing growth of $4.0 million, 14.0%, over the prior-year period. Year-to-date net sales totaled $67.2 million, representing growth of $11.4 million, 20.4%, over 2017. No significant price increases occurred during the period. The growth was driven by increased demand in the power controls and recreational vehicle end markets, our proactive sales initiatives and increased demand for new products developed in the past year. Changes in exchange rates had a favorable impact on second quarter sales of $0.3 million and $0.7 million year to date.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three months ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Americas	$27.9	$24.5	$3.4	13.9%
Europe/Middle East/Africa	2.7	2.6	0.1	3.8%
Asia/Pacific	1.9	1.4	0.5	35.7%
Total	$32.5	$28.5

	Six Months Ended
	June 30, 2018	July 1, 2017	$ Change	% Change
Americas	$58.0	$47.2	$10.8	22.9%
Europe/Middle East/Africa	5.4	5.6	(0.2)	(3.6)%
Asia/Pacific	3.8	3.0	0.8	26.7%
Total	$67.2	$55.8

Increased demand in the U.S. resulted in sales to the Americas growing by $3.4 million, 13.9%, in the second quarter of 2018 and $10.8 million, 22.9%, year to date. Sales to the EMEA region were flat over the prior-year three and six month periods. Exchange rates had a favorable impact on sales to EMEA of $0.2 million during the second quarter and $0.6 million year to date.  Increased demand in China resulted in sales to the Asia/Pacific region growing by $0.5 million, 35.7% in the second quarter of 2018 and $0.8 million, 26.7%, year to date.  Exchange rates had and a minimal impact on Asia/Pacific sales in the second quarter of 2018 and a favorable impact of $0.1 million year to date.

Second quarter gross profit grew $1.1 million, 8.5%, compared to the second quarter of the prior year, and gross profit margin declined 2.2 percentage points to 43.4% from 45.6% in 2017. Increased sales volume impacted gross profit by approximately $1.8 million during the second quarter of 2018. Year-to-date gross profit grew $2.7 million, 10.5%, compared to 2017, and gross profit margin declined 3.8 percentage points to 42.1% from 45.9% in 2017. Increased sales volume impacted gross profit year to date by approximately $5.2 million. Gross profit continues to be unfavorably impacted by costs related to our efforts to keep up with increased demand such as freight costs for expediting shipments and increased material costs. Additional factors contributing to the decline in gross profit margin compared to the prior-year period related to outsourcing costs, increased customer incentives and increased provision for slow moving inventory.

Second quarter operating income remained flat over the second quarter of the prior year, and operating margin declined 2.5 percentage points to 20.0% from 22.5% in 2017.  Year-to-date operating income grew $0.9 million, 7.1% compared to 2017, and operating margin declined 2.6 percentage points to 20.2% from 22.8% in 2017.

SEA expenses grew $1.0 million, 15.2%, to $7.6 million in the second quarter of 2018, compared to $6.6 million in the second quarter of the prior year. Year-to-date SEA expenses increased $1.8 million, 14.1%, to $14.6 million from $12.8 million in 2017. The fluctuations were due to the following: increased selling costs related to our investments in sales and marketing initiatives, research and development to support our growth strategy, increased accounting related fees and administrative labor costs.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the three months ended June 30, 2018, these costs totaled $14.9 million and were primarily for acquisition-related item such as Faster transaction costs of $3.2 million, amortization of inventory step-up to fair value of $3.1 million, amortization of acquisition-related intangible assets of $8.0 million and $0.6 million related to other acquisition activities and corporate projects and initiatives. Year to date 2018, these costs totaled $18.2 million and included Faster transaction costs of $4.3 million, charges related to inventory step-up to fair value of $3.1 million, amortization of acquisition-related intangible assets of $10.0 million and $0.8 million related to other acquisition activities and corporate projects and initiatives.  Year-to-date Corporate and other costs increased over the prior-year period by $11.9 million, which was due to Faster acquisition related charges.

Interest Expense, net

Due to the Faster acquisition, net interest expense was $4.2 million for the second quarter of 2018 compared to $1.0 million for the prior-year quarter. Average net debt for the second quarter of 2018 was $330.3 million compared to $45.1 million for the prior-year quarter. Year-to-date net interest expense was $4.6 million compared to $1.6 million for 2017. Average net debt for the 2018 year to date period was $188.7 million compared to $50.1 million for the prior-year period. The Faster acquisition was the driver for the increase in interest expense and average net debt over the prior period.

Change in Fair Value of Contingent Consideration

The fair value of our acquisition-related contingent consideration liability is revalued each quarter to its estimated fair value, and changes are recorded in earnings of the period. Changes in fair value are a result of actual sales volume and EBITDA results of Enovation Controls for the period exceeding estimates, changes in the probabilities of estimated future sales volume and EBITDA results of Enovation Controls and accretion in value of the liability. During the second quarter of 2018 the fair value of the liability increased by $0.3 million compared to an increase of $8.2 million in the second quarter of 2017.  Year to date charges totaled $0.7 million compared to $8.2 million in 2017.

Income Taxes

The provision for income taxes for the second quarter of 2018 was 26.3% of pretax income compared to 33.2% for the prior-year second quarter. The year-to-date provision for incomes taxes was 25.5% of pretax income compared to 32.8% for the prior-year period. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products. In addition, the decrease in the second quarter 2018 effective tax rate versus the second quarter 2017 effective tax rate was primarily related to the reduction in tax rate in the US from 35% to 21% as a result of the Tax Cuts and Jobs Act enactment. The second quarter to date effective tax rate differed from the US statutory rate of 21% primarily as a result of the impact of state taxes, the impact of the Faster acquisition due to certain higher foreign tax rates than the US statutory rate, as well as the estimated impact of GILTI on the US tax provision.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. During the first quarter of 2018 we raised $240 million in net proceeds from our public stock offering which enabled us to reduce our outstanding debt. Funding of acquisition activity has been met through borrowings under our credit facility. Our principal uses of cash have been paying operating expenses, paying dividends to shareholders, making capital expenditures, acquisition-related payments and servicing debt. We borrowed $358 million on our credit facility in April 2018 to fund the Faster acquisition.

The following table summarizes our cash flows for the periods (in millions):

	Six Months Ended
	June 30, 2018	July 1, 2017	$ Change
Net cash provided by operating activities	$31.1	$21.7	$9.4
Net cash used in investing activities	(540.2)	(0.3)	(539.9)
Net cash provided by (used in) financing activities	474.5	(20.9)	495.4
Effect of exchange rates on cash	0.7	4.0	(3.3)
Net (decrease) increase in cash and cash equivalents	$(33.9)	$4.5	$(38.4)

Cash on hand declined $33.9 million from $63.9 million at the end of 2017 to $29.9 million at June 30, 2018. The decrease was a result of our acquisition of Faster in April 2018. Cash and cash equivalents were favorably impacted by changes in exchange rates during the first quarter totaling $0.7 million, and by $4.0 million in the prior-year period.

Cash from operations increased $9.4 million, 43.3%, compared to the prior-year period. Net income for the first six months of 2018 increased approximately $1.2 million compared to the same period of 2017. The non-cash change in fair value of the acquisition-related contingent consideration liability during the six months ended June 30, 2018 reduced net income by $0.7 million compared to $8.2 million during the prior period. Changes in inventory and accounts receivable reduced cash by $18.4 million and $24.3 million year to date in 2018 and 2017, respectively. Accounts receivable, net balances grew $36.8 million as of June 30, 2018 compared to December 30, 2017, which was a result of the increase in organic net sales over the prior year period, and the acquisition of Faster during the second quarter of 2018. Days sales outstanding went up to 50 days as of June 30, 2018, from 41 days as of July 1, 2017, primarily due to Faster’s collection period exceeding that of our historical business. Inventory balances increased $35.7 million over the prior year of which $31.2 million was due to the Faster acquisition. Days of inventory on hand went up to 85 as of June 30, 2018, from 63 as of July 1, 2017, primarily due to Faster’s business model differences.

Capital expenditures were $10.6 million for the six months ended June 30, 2018, primarily made up of purchases of machinery and equipment and costs for the construction of our new production facility in South Korea. Capital expenditures for 2018 are estimated to be between $25 million and $30 million, primarily consisting of purchases of machinery and equipment and the costs of construction of the South Korean production facility.

On April 1, 2018, we amended our credit facility to increase the limit on our revolving credit facility to $400 million and add a term loan of $100 million. We also increased the accordion feature to $200 million. During the second quarter of 2018, we paid cash of approximately $175.0 million and borrowed $358.0 million on our term loan and line of credit to complete the acquisition of Faster, as described in Note 3 to the Financial Statements.  Also in the second quarter we made repayments on the credit facility totaling $2,500.

In July 2018, we paid $17.3 million to the former owners of Enovation Controls in connection with the second payment due on the contingent consideration liability.

During the second quarter of 2018, we declared a quarterly cash dividend of $0.09 per share payable on July 20, 2018, to shareholders of record as of July 5, 2018. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 30, 2017, and did not change during first six months of 2018, with the exception of the adoption of ASC 606 as disclosed in Note 2 to the Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our 2017 Annual Report on Form 10-K filed on February 27, 2018. There were no material changes during the six months ended June 30, 2018.

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

10.1	First Amendment to Credit Agreement, dated as of April 1, 2018 (previously filed as Exhibit 10.1 to the Company Report on Form 8-K filed on April 5, 2018, and incorporated herein by reference.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 7, 2018.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)