Form 10-Q
period 2018-09-29
SUN HYDRAULICS CORP
filed 2018-11-06
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The Registrant had 31,967,570 shares of common stock, par value $.001, outstanding as of October 26, 2018.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

INDEX

For the quarter ended

September 29, 2018

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Balance Sheets

(in thousands, except share data)

	September 29, 2018	December 30, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,875	$63,882
Restricted cash	39	40
Accounts receivable, net of allowance for doubtful accounts of $1,047 and $358	77,867	37,503
Inventories, net	88,438	41,545
Income taxes receivable	2,242	—
Other current assets	11,821	3,806
Total current assets	196,282	146,776
Property, plant and equipment, net	122,660	91,931
Deferred income taxes	7,848	4,654
Goodwill	350,306	108,869
Other intangibles, net	327,667	104,131
Other assets	3,849	3,405
Total assets	$1,008,612	$459,766
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$36,076	$15,469
Accrued expenses	25,287	8,977
Current portion of contingent consideration	17,468	17,102
Current portion of long-term non-revolving debt, net	4,950	—
Dividends payable	2,877	2,437
Income taxes payable	3,005	1,878
Other current liabilities	2,248	—
Total current liabilities	91,911	45,863
Revolving line of credit	267,000	116,000
Long-term non-revolving debt, net	92,836	—
Contingent consideration, less current portion	938	16,780
Deferred income taxes	20,230	2,068
Other noncurrent liabilities	9,187	6,382
Total liabilities	482,102	187,093
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 31,957,429 and 27,077,145 shares outstanding	32	27
Capital in excess of par value	356,772	95,354
Retained earnings	205,510	183,770
Accumulated other comprehensive loss	(35,804)	(6,478)
Total shareholders' equity	526,510	272,673
Total liabilities and shareholders' equity	$1,008,612	$459,766

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	September 29, 2018	September 30, 2017
	(unaudited)	(unaudited)
Net sales	$135,837	$88,001
Cost of sales	84,102	51,707
Gross profit	51,735	36,294
Selling, engineering and administrative expenses	25,440	16,854
Amortization of intangible assets	7,049	2,038
Operating income	19,246	17,402
Interest expense, net	4,622	1,121
Foreign currency transaction gain, net	(42)	(24)
Miscellaneous expense (income), net	141	(337)
Change in fair value of contingent consideration	275	664
Income before income taxes	14,250	15,978
Income tax provision	2,651	4,683
Net income	$11,599	$11,295
Basic and diluted net income per common share	$0.36	$0.42
Basic and diluted weighted average shares outstanding	31,843	27,059
Dividends declared per share	$0.09	$0.09

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Operations

(in thousands, except per share data)

	Nine months ended
	September 29, 2018	September 30, 2017
	(unaudited)	(unaudited)
Net sales	$369,322	$258,689
Cost of sales	229,567	151,018
Gross profit	139,755	107,671
Selling, engineering and administrative expenses	69,078	47,398
Amortization of intangible assets	17,174	6,386
Operating income	53,503	53,887
Interest expense, net	9,256	2,710
Foreign currency transaction loss (gain), net	3,770	(64)
Miscellaneous expense, net	185	365
Change in fair value of contingent consideration	928	8,855
Income before income taxes	39,364	42,021
Income tax provision	9,058	13,231
Net income	$30,306	$28,790
Basic and diluted net income per common share	$0.97	$1.07
Basic and diluted weighted average shares outstanding	31,093	27,017
Dividends declared per share	$0.27	$0.29

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$11,599	$11,295	$30,306	$28,790
Other comprehensive income
Foreign currency translation adjustments	(4,727)	1,766	(29,445)	6,957
Unrealized (loss) gain on available-for-sale securities	—	(53)	—	69
Unrealized gain on interest rate swap	119	—	119	—
Total other comprehensive (loss) income	(4,608)	1,713	(29,326)	7,026
Comprehensive income	$6,991	$13,008	$980	$35,816

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statement of Shareholders’ Equity (unaudited)

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	income (loss)	Total

Balance, December 30, 2017	—	$—	27,077	$27	$95,354	$183,770	$(6,478)	$272,673
Shares issued, restricted stock			109					—
Shares issued, other compensation			16					—
Shares issued, ESPP			27		1,167			1,167
Shares issued, public offering			4,400	5	239,788			239,793
Shares issued, acquisition			333		17,339			17,339
Stock-based compensation					3,364			3,364
Cancellation of shares for payment of employee tax withholding			(5)		(240)			(240)
Dividends declared						(8,566)		(8,566)
Net income						30,306		30,306
Other comprehensive loss							(29,326)	(29,326)
Balance, September 29, 2018	—	$—	31,957	$32	$356,772	$205,510	$(35,804)	$526,510

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended
	September 29, 2018	September 30, 2017
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$30,306	$28,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,801	14,559
Loss on disposal of assets	53	812
Stock-based compensation expense	3,364	3,180
Amortization of debt issuance costs	550	334
Benefit for deferred income taxes	(393)	(2,660)
Amortization of acquisition related inventory step-up	5,217	1,774
Change in fair value of contingent consideration	928	8,855
Forward contract losses, net	3,573	—
Other, net	386	188
(Increase) decrease in, net of acquisition:
Accounts receivable	(10,595)	(14,419)
Inventories	(13,754)	(15,063)
Income taxes receivable	(1,723)	512
Other current assets	(1,329)	12
Other assets	121	(359)
Increase (decrease) in, net of acquisition:
Accounts payable	1,413	7,146
Accrued expenses and other liabilities	2,210	3,005
Income taxes payable	(4,762)	2,378
Other noncurrent liabilities	(144)	(623)
Net cash provided by operating activities	44,222	38,421
Cash flows from investing activities:
Capital expenditures	(18,702)	(8,268)
Proceeds from dispositions of equipment	20	37
Proceeds from sale of short-term investments	—	2,887
Acquisition of business, net of cash acquired	(534,662)	(500)
Cash settlement of forward contract	(2,535)	—
Net cash used in investing activities	(555,879)	(5,844)
Cash flows from financing activities:
Borrowings on revolving credit facility	285,000	—
Repayment of borrowings on revolving credit facility	(134,000)	(24,000)
Borrowings on long-term non-revolving debt	101,035	—
Repayment of borrowings on long-term non-revolving debt	(2,527)	—
Borrowings under factoring arrangements	2,891	—
Repayment of borrowings under factoring arrangements	(2,040)	—
Payments on capital lease obligations	(638)	—
Proceeds from stock issued	240,959	776
Dividends to shareholders	(8,126)	(7,824)
Debt issuance costs	(1,763)	—
Payment of employee tax withholding	(240)	—
Payment of contingent consideration liability	(17,342)	—
Change in restricted cash	—	88
Net cash provided by (used in) financing activities	463,209	(30,960)
Effect of exchange rate changes on cash and cash equivalents	441	5,353
Net (decrease) increase in cash and cash equivalents	(48,007)	6,970
Cash and cash equivalents, beginning of period	63,882	74,221
Cash and cash equivalents, end of period	$15,875	$81,191

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$15,554	$13,045
Interest	$8,326	$3,103
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$—	$628
Unrealized gain on available for sale securities	$—	$69
Measurement period adjustment to goodwill and contingent consideration	$938	$6,314
Stock issued for acquisition	$17,339	$—

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

Doing Business as Helios Technologies

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. COMPANY BACKGROUND

Sun Hydraulics Corporation, doing business as Helios Technologies (“Helios” or the “Company”), and its wholly-owned subsidiaries, is an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets.  On August 6, 2018, the Company announced that it had adopted Helios Technologies as its business name.  Sun Hydraulics, LLC, a newly-formed Florida limited liability company that holds the historical net operating assets of the Sun Hydraulics brand entities and the newly acquired Custom Fluidpower, along with the previously acquired Enovation Controls, LLC and Faster S.p.A. are the wholly-owned operating subsidiaries of Helios Technologies under the new holding company name.

The Company operates in two business segments, Hydraulics and Electronics.  The Hydraulics segment consists of the global Sun Hydraulics companies (“Sun Hydraulics” or “Sun”), Faster S.p.A (“Faster”), acquired in the second quarter of this fiscal year, and Custom Fluidpower Pty Ltd (“Custom Fluidpower”), acquired in the third quarter of this fiscal year. Sun Hydraulics serves the hydraulics market as a leading manufacturer of high-performance screw-in hydraulic cartridge valves, electro-hydraulics, manifolds, and integrated package solutions for the worldwide industrial and mobile hydraulics markets. Faster is a leading global manufacturer of quick release hydraulic coupling solutions focused in the agriculture, construction equipment and industrial markets.  Custom Fluidpower is a global provider of hydraulic, pneumatic, electronic and instrumentation solutions to a broad range of industries including agriculture, industrial, mining and material handling.  The Electronics segment, which consists of Enovation Controls, LLC (“Enovation Controls”), is a global provider of innovative electronic control, display and instrumentation solutions for both recreational and off-highway vehicles, as well as stationary and power generation equipment.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2017, filed by Sun Hydraulics Corporation with the Securities and Exchange Commission on February 27, 2018. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the nine month period ended September 29, 2018, are not necessarily indicative of the results that may be expected for the period ending December 29, 2018.

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

The Company disaggregates revenue by reporting segment as well as by geographic destination of the sale. See disaggregated revenue balances in Note 13, Segment Reporting. These categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue from Product Sales

The significant majority of the Company’s contracts with its customers are for standard product sales under standard ship and bill arrangements. The contracts have a single distinct performance obligation for the sale of product and are short term in nature. The transaction price is agreed upon in the contract. Revenue is recognized at a point in time when control is transferred to customers. Typically control is transferred upon shipment to the customer but can also occur upon delivery to the customer, depending on contract terms.

The Company also sells custom products. Custom product sales are not considered a significant revenue stream for the Company as they represent less than 3% of total revenue. Contracts for custom products are typically completed within one quarter and do not exceed one year in duration. These contracts are generally accounted for as having a single performance obligation for the manufacture of product, which is considered the only distinct promise in the contract. The transaction price is agreed upon in the contract. Revenue is recognized upon satisfaction of the performance obligations which is typically at a point in time when control is transferred to the customer. Revenue recognition can also occur over time for these contracts when the following criteria are met: the Company has no alternative use for the product; and the Company has an enforceable right to payment (including a reasonable margin) for performance completed to date.

Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods. Consideration for product sales is primarily fixed in nature with insignificant amounts recognized for sales discounts, rebates and product returns. The Company’s estimates for sales discounts, rebates and product returns reduce revenue recognized at the time of the sale.

Revenue from Services

The Company generates revenue from various services provided to customers including system design, maintenance, repairs, installation and commissioning and various other services. This is not a significant revenue stream for the Company, as it represents less than 3% of total revenue. Service contracts are typically completed within one quarter and do not exceed one year in duration. These contracts are generally accounted for as having a single distinct performance obligation for the performance of the service. The transaction price is agreed upon in the contract and can be based on a fixed amount or on a time and material arrangement. Revenue is recorded over time for service contracts as the customer receives and consumes the benefits as the Company performs. The method of over time recognition considers total costs incurred to date and the applicable margin on the total expected efforts to complete the performance obligation. This method appropriately depicts the pattern of transfer of value to the customer.

Contract Assets & Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $2,553 at September 29, 2018 and are presented in other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to revenue being recognized. Contract liabilities totaled $150 at September 29, 2018 and are presented in other current liabilities in the Consolidated Balance Sheets.

Other Revenue Recognition Considerations

Contracts do not have significant financing components and payment terms do not exceed one year from the date of the sale. The Company does not incur significant credit losses from contracts with customers.

The Company’s warranties provide assurance that products will function as intended. Estimated costs of product warranties are recognized at the time of the sale.

Derivative Instruments

All derivative instruments are recorded gross on the Consolidated Balance Sheet at their respective fair values. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of accumulated other comprehensive income and is subsequently reclassified into the line item within the Consolidated Statements of Operations in which the hedged items are recorded in the same period in which the hedged item affects earnings. The Company enters into foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in the fair value of foreign exchange currency contracts not designated as hedging instruments are recognized in earnings. Derivative financial instruments are utilized as risk management tools and are not used for trading or speculative purposes.

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

Recently Adopted Accounting Standards

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the standard for the fiscal quarter beginning July 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. As part of the Company’s assessment to-date, the Company has formed an implementation team, identified the Company’s population of operating leases and is extracting relevant lease terms. The Company expects the adoption of ASU 2016-02 will materially gross up its consolidated balance sheet with the recognition of right-of-use assets and operating lease liabilities. The impact to the Company’s consolidated statements of operations and cash flows are not expected to be material. The new standard will also require additional disclosures for financing and operating leases.

Earnings Per Share

The following table represents the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$11,599	$11,295	$30,306	$28,790
Basic and diluted weighted average shares outstanding	31,843	27,059	31,093	27,017
Basic and diluted net income per common share	$0.36	$0.42	$0.97	$1.07

3.  BUSINESS ACQUISITIONS

Acquisition of Faster S.p.A.

On April 5, 2018, the Company completed the acquisition of Faster S.p.A, a worldwide leader in engineering, manufacturing, marketing and distribution of quick release hydraulic coupling solutions headquartered near Milan, Italy.  Pursuant to the Share Purchase Agreement, the Company acquired all of the outstanding equity interests of Polyusus Lux IV S.a.r.l., a Luxembourg limited liability company and the owner of 100% of the share capital of Faster S.p.A. The acquisition was completed for cash consideration totaling $532,408 and was financed with cash on hand from the Company’s registered public stock offering and borrowings of $358,000 on its credit facility, as discussed in further detail in Note 8 and Note 9.

Faster adds adjacent hydraulics products to the Company’s portfolio of products and broadens end market reach, increasing the Company’s presence in the growing agriculture market. The results of Faster’s operations are reported in the Company’s Hydraulics segment and have been included in the consolidated financial statements since the acquisition date.

The Share Purchase Agreement allows for future payments to the sellers for certain tax benefits realized within two years of the acquisition date. The estimated fair value of the contingent liability was determined to be $938 as of the acquisition date and September 29, 2018.

The fair value of total purchase consideration consisted of the following:

Cash	$532,408
Fair value of contingent consideration	938
Total purchase consideration	533,346
Less: cash acquired	(5,265)
Total purchase consideration, net of cash acquired	$528,081

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition.  As additional information becomes available, as of the acquisition date, management will finalize its analysis of the estimated fair value of the identified intangible assets and tax related items including the evaluation of deductibility of goodwill and valuation of deferred taxes. As management completes its evaluation, the preliminary purchase price allocation may be revised during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes to the fair values of the tangible and intangible assets acquired and liabilities assumed may be material.

The preliminary allocation of the total purchase price, net of cash acquired, is as follows:

Accounts receivable	$24,638
Inventories	35,882
Other current assets	6,488
Property, plant and equipment	20,242
Goodwill	249,850
Intangible assets	246,371
Other assets	4,622
Total assets acquired	588,093
Accounts payable	(18,668)
Accrued expenses	(11,740)
Incomes taxes payable	(4,862)
Other current liabilities	(1,289)
Other noncurrent liabilities	(23,453)
Total liabilities assumed	(60,012)
Fair value of net assets acquired	$528,081

Goodwill is primarily attributable to Faster’s assembled workforce and anticipated synergies and economies of scale expected from the operations of the combined company. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the acquisition.

Transaction costs of $4,271 incurred in connection with the acquisition are included in selling, engineering and administrative expenses in the Consolidated Statement of Operations for the nine months ended September 29, 2018.

Net sales and loss before income taxes of Faster included in the Consolidated Statement of Operations for the period from the acquisition date through September 29, 2018 totaled $70,501 and $1,924, respectively. Included in Faster’s loss for the period are $5,086 of charges related to the purchase accounting effects of inventory step up to fair value and $10,717 of amortization of acquisition related intangibles assets.

Intangible Assets

The preliminary fair value of identified intangible assets and their respective useful lives are as follows:

	Fair Value	Weighted- Average Amortization Periods (Yrs)
Trade name	$25,740	18
Technology	13,483	13
Customer relationships	201,019	26
Sales order backlog	6,129	0.4
Identified intangible assets	$246,371	24

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Faster had been acquired as of the beginning of 2017.  The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment and interest expense from borrowings to fund the acquisition.  Non-recurring pro forma adjustments directly attributable to the acquisition included in the pro forma information presented below include the purchase accounting effect of inventory step up to fair value of $5,086, transaction costs totaling $4,271, amortization of sales order backlog intangible asset totaling $5,895, accelerated amortization of Faster pre-acquisition loan costs of $2,328 and loss on forward contract entered into in connection with the acquisition totaling $2,535.

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

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$135,837	$116,213	$410,263	$347,975
Operating income	21,207	21,380	74,161	66,598
Net income	12,929	12,547	43,403	33,249
Basic and diluted net income per common share	0.41	0.40	1.37	1.06

Acquisition of Custom Fluidpower Pty Ltd

On August 1, 2018, the Company acquired all of the outstanding equity interests of Custom Fluidpower Pty Ltd, an Australian proprietary limited liability company. The acquisition was completed pursuant to a Share Sale Agreement among the Company and the shareholders of Custom Fluidpower. The fair value of consideration paid at closing totaled $26,655 and included 333,065 shares of the Company’s common stock and cash of $9,315; cash paid net of cash acquired totaled $7,518. The cash consideration was funded with borrowings on the Company’s credit facility.

Custom Fluidpower was acquired to further diversify the Company’s hydraulics product and service portfolio and broaden the Company’s global footprint. The results of Custom Fluidpower’s operations are reported in the Company’s Hydraulics segment and have been included in the consolidated financial statements since the date of acquisition. Supplemental pro forma information has not been provided as the acquisition did not have a material impact on the Company’s consolidated results of operations.

Transaction costs of $1,179 incurred in connection with the acquisition are included in selling, engineering and administrative expenses in the Consolidated Statement of Operations for the nine months ended September 29, 2018.

The Company recorded $5,111 in goodwill and $7,556 in other identifiable intangible assets in connection with the acquisition; however, the purchase price allocation is preliminary, pending final intangibles valuation and tax related adjustments, and may be revised during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes to the fair values of the tangible and intangible assets acquired and liabilities assumed may be material.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities approximate their carrying value, due to their short-term nature.  Contingent consideration and newly acquired intangible assets are measured at fair value using level 3 inputs. Forward foreign exchange contracts are measured at fair value based on quoted foreign exchange forward rates at the reporting date. The fair value of interest rate swap contracts is based on the expected cash flows over the life of the trade. Expected cash flows are determined by evaluating transactions with a pricing model using a specific market environment. The values are estimated using the closing mid-market market rate/price environment as of the end of the period.

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at September 29, 2018 and December 30, 2017.

	September 29, 2018
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contract	$119	$—	$119	$—
Total	$119	$—	$119	$—
Liabilities
Forward foreign exchange contracts	$205	$—	$205	$—
Contingent consideration	18,406	—	—	18,406
Total	$18,611	$—	$205	$18,406

	December 30, 2017
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Contingent consideration	$33,882	$—	$—	$33,882
Total	$33,882	$—	$—	$33,882

Contingent consideration

A summary of the changes in the estimated fair value of contingent consideration at September 29, 2018 is as follows:

Balance, December 30, 2017	$33,882
Contingent consideration incurred in connection with acquisition of Faster	938
Change in estimated fair value	149
Accretion in value	779
Payment on liability	(17,342)
Balance, September 29, 2018	$18,406

5.  INVENTORIES

	September 29, 2018	December 30, 2017
Raw materials	$34,836	$26,426
Work in process	16,386	6,910
Finished goods	40,695	9,920
Provision for slow moving inventory	(3,479)	(1,711)
Total	$88,438	$41,545

6.  GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill at September 29, 2018, is as follows:

	Hydraulics	Electronics	Total
Balance at December 30, 2017	$2,496	$106,373	$108,869
Acquisition of Faster	249,850	—	249,850
Acquisition of Custom Fluidpower	5,111	—	5,111
Currency translation	(13,524)	—	(13,524)
Balance at September 29, 2018	$243,933	$106,373	$350,306

At September 29, 2018, and December 30, 2017, intangible assets consisted of the following:

	September 29, 2018			December 30, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade name and brands	$56,995	$(3,962)	$53,033	$30,774	$(2,115)	$28,659
Non-compete agreements	950	(348)	602	950	(206)	744
Technology	32,212	(4,685)	27,527	18,435	(2,671)	15,764
Supply agreement	21,000	(3,850)	17,150	21,000	(2,275)	18,725
Sales order backlog	6,307	(6,003)	304	—	—	—
Customer relationships	233,908	(7,771)	226,137	39,751	(2,607)	37,144
Licensing agreement	3,716	(802)	2,914	3,716	(621)	3,095
	$355,088	$(27,421)	$327,667	$114,626	$(10,495)	$104,131

Amortization expense of intangible assets for the nine months ended September 29, 2018, and September 30, 2017, was $17,174 and $6,386, respectively. The remaining amortization for 2018 is approximately $4,997. Total estimated amortization expense of intangible assets for the years 2019 through 2023 is presented below.

Year:
2019	$18,485
2020	18,452
2021	18,351
2022	18,089
2023	18,029
Total	$91,406

7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company enters into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates.  In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s credit facilities.

For each derivative contract entered into where the Company looks to obtain hedge accounting treatment, the Company formally and contemporaneously documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instruments’ effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively.  This process includes linking all derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the inception of the hedges and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined that a derivative is not highly effective, or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets are presented as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair Value (1)	Balance Sheet	Fair Value (1)
	Location	September 29, 2018	Location	September 29, 2018
Derivatives designated as hedging instruments:
Interest rate swap contract	Other assets	$119	Other non-current liabilities	$—
Derivatives not designated as hedging instruments:
Forward foreign exchange contract	Other current assets	—	Other current liabilities	205
Total derivatives		$119		$205
(1) See Note 4 for further information about how the fair value of derivative assets and liabilities are determined

The amount of the gains and losses related to the Company’s derivative financial instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)
	September 29, 2018	into Earnings (Effective Portion)	September 29, 2018
Derivatives in cash flow hedging relationships:
Interest rate swap contract	$119	Interest expense, net	$(254)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $9,256 for the nine months ended September 29, 2018.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives	Location of Gain or (Loss) Recognized
	September 29, 2018	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$(3,573)	Foreign currency transaction gain loss, net

Interest Rate Swap Contract

Helios primarily utilizes variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments. The Company enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates.

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company’s outstanding and forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

During the third quarter of fiscal year 2018, the Company entered into an interest rate swap transaction to hedge the variable interest rate payments on the credit facilities. In connection with this transaction, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swap has an aggregate notional amount of $200,000 and has been designated as a hedging instrument and accounted for as a cash flow hedge. The interest rate swap was effective on August 2, 2018 and is scheduled to expire on April 3, 2023. The contract will be settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company enters into forward contracts to economically hedge transactional exposure associated with commitments arising from transactions denominated in a currency other than the functional currency of the respective operating entity. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

During the nine months ended September 29, 2018, the Company entered into a forward foreign exchange currency contract, for the purchase of €370,000, to economically hedge transactional exposure associated with the acquisition of Faster, which was denominated in euros. The contract settled upon closing of the acquisition of Faster.

At September 29, 2018, the Company had forward foreign exchange contracts to buy euros with a notional amount of $6,800. These contracts are at various exchange rates and expire in February 2019.

8.  CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	September 29, 2018
Long-term non-revolving debt:
Term loan credit facility with PNC Bank	4/3/2023	$97,500
Term loan credit facility with Shinhan Bank	3/30/2020	900
Other long-term debt	Various	495
Total long-term non-revolving debt		98,895
Less: current portion of long-term non-revolving debt		4,950
Less: unamortized debt issuance costs		1,109
Total long-term non-revolving debt, net		$92,836

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available credit
	Maturity Date	September 29, 2018	December 30, 2017	September 29, 2018	December 30, 2017
Revolving credit facilities:
Revolving line of credit with PNC	4/3/2023	$267,000	$116,000	$133,000	$184,000
Revolving line of credit with NAB	10/31/2018	—	—	2,164	—
Total revolving credit facilities		$267,000	$116,000	$135,164	$184,000

On April 1, 2018, the Company entered into an amendment to its credit agreement with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The amendment increased the revolving credit facility up to an aggregate maximum principal amount of $400,000, up from $300,000 under the original agreement, added a new term loan credit facility in an aggregate principal amount of $100,000, and increased the accordion feature to permit the increase of the Amended and Restated Facility by up to an additional $200,000. Borrowings under the line of credit bear interest at defined rates plus an applicable margin based on the Company’s leverage ratio. The agreement requires quarterly term loan payments of $1,250. The required payments increase to $1,875 in July 2020, and $2,500 in July 2022, with the balance due on the maturity date.

The amendment was entered into contemporaneously with the transfer of substantially all of the Company’s historical net operating assets of the Sun Hydraulics brand entities to the Company’s wholly-owned subsidiary, Sun Hydraulics, LLC, a newly-formed Florida limited liability company, and in preparation for the acquisition of Faster. Sun Hydraulics, LLC was added as an additional guarantor of the amended facility.  In addition, Sun Hydraulics, LLC joined the existing Security Agreement between the Company, Enovation Controls and PNC Bank, for the benefit of the lenders, granting a security interest in substantially all of their respective assets.

The Faster acquisition was completed on April 5, 2018, at which time the Company borrowed $258,000 on the revolving credit facility and executed the term loan. The interest rate in effect on this credit agreement at September 29, 2018 was 4.22%. Interest expense recognized on this credit agreement during the nine months ended September 29, 2018 and September 30, 2017, totaled $8,577 and $2,982, respectively. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

On March 30, 2018, the Company entered into a credit agreement with Shinhan Bank that provides a term loan of 1,000,000 Korean won. The proceeds from the term loan were used to fund the construction of the new production facility in South Korea. The loan matures in March 2020, at which time the full amount will become due.  Interest is charged at a one-year variable rate, 2.05% as of September 29, 2018.

The Company has a revolving line of credit with National Australia Bank which is primarily used to meet short-term working capital requirements. The agreement allows for maximum borrowings of 3,000 Australian dollars. Interest is payable monthly at the daily interest rate plus a fixed margin of 1.6%, 5.4% as of September 29, 2018. Principle and interest are due on the maturity date. The loan is secured by assets of Custom Fluidpower.

The Company’s other long-term debt primarily consists of auto loans payable to National Australia Bank. Principal and interest payments are due monthly. The loans mature at various dates through June 2023. Interest is charged at various rates ranging from 3.9% to 5.1%.

9. PUBLIC STOCK OFFERING

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

10. INCOME TAXES

At September 29, 2018, the Company had an unrecognized tax benefit of $5,220 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of September 29, 2018 is not considered material to the Company’s consolidated financial statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2007 for the majority of tax jurisdictions where the Company files tax returns.

The Company’s federal returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2007 through 2012. Some of the Company’s state returns are also currently under examination in various states. To date, there have not been any significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months, the Company will resolve some or all of the matters presently under consideration for both its federal and state examinations and there could be significant increases or decreases to unrecognized tax benefits.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act.  In accordance with SAB 118, management calculated its best estimate of the impact of the Act in the 2017 year-end income tax provision in accordance with their understanding of the Act and available guidance. Also pursuant to SAB 118, certain additional impacts of the Act remain open during the measurement period to include other indirect correlative impacts of the Act, the Company’s position with regard to its permanent reinvestment assertion, the state tax impacts of the Act as well as the Company’s position as to whether to account for global intangible low-taxed income (GILTI) as a period cost or via deferred tax accounting.   As of the close of the third quarter, the Company is still analyzing the Act in its entirety and refining its calculations, which could potentially impact the measurement of tax balances.  Any subsequent adjustment to these amounts will be recorded to tax expense in the fourth quarter of 2018 when the analysis is complete.

11.  STOCK-BASED COMPENSATION

The Company’s 2011 Equity Incentive Plan (“2011 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. At September 29, 2018, 351,238 shares remained available to be issued under the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the nine months ended September 29, 2018, and September 30, 2017, totaled $2,101 and $2,041, respectively.

The following table summarizes restricted stock activity from December 30, 2017 through September 29, 2018:

		Weighted
		average
	Number of shares	grant-date
	(in thousands)	fair value
Nonvested balance at December 30, 2017	88	$34.44
Granted	111	53.55
Vested	(24)	35.45
Forfeited	(7)	37.02
Nonvested balance at September 29, 2018	168	$46.83

The Company had $5,725 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of September 29, 2018. That cost is expected to be recognized over a weighted average period of 1.77 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which the U.S. employees of Helios, Sun Hydraulics and Enovation Controls are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. The ESPP and U.K. plans authorize the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is permitted to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 27,454 shares at a weighted average price of $42.51, and 23,665 shares at a weighted average price of $32.83, under the ESPP and U.K. plans during the nine months ended September 29, 2018, and September 30, 2017, respectively. The Company recognized $259 and $278 of compensation expense during the nine months ended September 29, 2018, and September 30, 2017, respectively. At September 29, 2018, 518,855 shares remained available to be issued through the ESPP and the U.K. plan.

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

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors under the 2012 Directors Plan, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 35,000 shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At September 29, 2018, 130,499 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 18,375 and 19,375 shares for the nine months ended September 29, 2018 and September 30, 2017, respectively. The Company recognized director stock compensation expense of $999 and $850 for the nine months ended September 29, 2018 and September 30, 2017, respectively.

12.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive Loss by Component

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Derivative Instruments	Total
Balance at December 30, 2017	$—	$(6,478)	$—	$(6,478)
Other comprehensive loss before reclassifications	—	(29,445)	(135)	(29,580)
Amounts reclassified from accumulated other comprehensive loss	—	—	254	254
Net current period other comprehensive (loss) income	—	(29,445)	119	(29,326)
Balance at September 29, 2018	$—	$(35,923)	$119	$(35,804)

	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Derivative Instruments	Total
Balance at December 31, 2016	$(391)	$(15,442)	$—	$(15,833)
Other comprehensive (loss) income before reclassifications	(94)	6,957	—	6,863
Amounts reclassified from accumulated other comprehensive loss	163	—	—	163
Net current period other comprehensive income	69	6,957	—	7,026
Balance at September 30, 2017	$(322)	$(8,485)	$—	$(8,807)

13.  SEGMENT REPORTING

The Company has two reportable business segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served and the methods of distribution and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision makers.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item below. For the nine months ended September 29, 2018, the unallocated costs included certain corporate costs not deemed to be allocable to either business segment of $364 and acquisition related costs including Faster and Custom Fluidpower transaction costs of $5,450, charges related to inventory step-up to fair value of $5,217 and amortization of acquisition-related intangible assets of $16,993. The accounting policies of the Company’s business segments are the same as those used to prepare the accompanying consolidated financial statements.

The following table presents financial information by reportable segment:

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales
Hydraulics	$104,055	$56,638	$270,297	$171,578
Electronics	31,782	31,363	99,025	87,111
	$135,837	$88,001	$369,322	$258,689
Operating income
Hydraulics	$22,723	$13,487	$61,567	$43,618
Electronics	6,321	5,961	19,960	18,616
Corporate and other	(9,798)	(2,046)	(28,024)	(8,347)
	$19,246	$17,402	$53,503	$53,887
Capital expenditures
Hydraulics	$7,047	$4,185	$17,196	$6,261
Electronics	1,074	778	1,506	2,007
	$8,121	$4,963	$18,702	$8,268

	September 29, 2018	December 30, 2017
Total assets
Hydraulics	$738,673	$185,300
Electronics	267,745	274,466
Corporate	2,194	—
Total	$1,008,612	$459,766

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment:

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales
Americas	$65,809	$52,117	$189,832	$152,110
Europe/Middle East/Africa	37,268	18,970	102,853	58,299
Asia/Pacific	32,760	16,914	76,637	48,280
Total	$135,837	$88,001	$369,322	$258,689

	September 29, 2018	December 30, 2017
Tangible long-lived assets
Americas	$79,895	$78,429
Europe/Middle East/Africa	26,345	7,803
Asia/Pacific	16,420	5,699
Total	$122,660	$91,931

14.  RELATED PARTY TRANSACTIONS

Enovation Controls purchases and sells inventory to an entity partially owned by one of its officers. For the nine months ended September 29, 2018, and September 30, 2017, inventory sales to the entity totaled $2,080 and $1,869, respectively, and inventory purchases from the entity totaled $5,184 and $8,973, respectively.

In addition to these inventory transactions, Enovation Controls entered into a transition service agreement with the related party to provide, and receive, certain transition services for a period of up to one year for specified services. For the nine months ended September 29, 2018, and September 30, 2017, sales and related costs recognized under the agreement were $39 and $1,606, respectively, and are included in miscellaneous expense, net in the Consolidated Statements of Operations.  For the nine months ended September 29, 2018, and September 30, 2017, purchases from the related party under the agreement totaled $22 and $1,122, respectively.

At September 29, 2018, and September 30, 2017, total amounts due from the entity totaled $171 and $525, respectively, and total amounts due to the entity totaled $1,146 and $565, respectively.

15. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

Purchase Commitments

During the second quarter of 2018, the Company entered into long term agreements with multiple suppliers. These agreements include purchase commitments for minimum quantities of inventory used by the Company in the normal course of business.  As of September 29, 2018, the Company had total purchase commitments with suppliers of $37,871, which are expected to be fulfilled during fiscal years 2018 through 2020.

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

OVERVIEW

We are an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets, each of which serves as a reportable segment.  Our Hydraulics segment consists of Sun Hydraulics, Faster and Custom Fluidpower. Sun Hydraulics is a leading designer and manufacturer of high-performance screw-in hydraulic cartridge valves and manifolds, which control force, speed and motion as integral components in fluid power systems.  Faster is a leading global manufacturer of quick release hydraulic coupling solutions focused in the agriculture, construction equipment and industrial markets.  Custom Fluidpower is a global provider of hydraulic, pneumatic, electronic and instrumentation solutions to a broad range of industries including agriculture, industrial, mining and material handling.  The Electronics segment, which consists of Enovation Controls, is a global provider of innovative electronic control, display and instrumentation solutions for both recreational and off-highway vehicles, as well as stationary and power generation equipment.

On August 6, 2018, we announced that we were adopting Helios Technologies as our new business name.  Sun Hydraulics, LLC, a newly-formed Florida limited liability company that holds the historical net operating assets of the Sun Hydraulics brand entities, as well as the newly acquired Custom Fluidpower Pty Ltd; the previously acquired Enovation Controls, LLC; and Faster S.p.A. are the wholly-owned operating subsidiaries of Helios Technologies.  The changing of the holding company business name is a reflection of the tremendous growth the Company has accomplished over the last nineteen months. Shares of Helios Technologies continue to trade on Nasdaq as SNHY.

The operating results of the Hydraulics and Electronics segments included in MD&A are presented on a basis consistent with our internal management reporting. Segment information included in Note 13 to the Financial Statements is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the United States (“U.S. GAAP”), specifically the allocation of certain corporate and acquisition-related costs, are included in Corporate and Other.

Vision 2025

In 2016, we introduced our vision for the Company for the next decade.  We believe it is important to reach a critical mass of $1 billion in sales by 2025 while remaining a technology leader in the industrial goods sector.  To achieve our goal, we are targeting organic sales of our Hydraulics segment, including Faster and Custom Fluidpower, of $730 million, sales of our Electronics segment of $200 million and acquisitions of $70 million in revenue.  Through this growth, our decision-making process will consider our desire to maintain superior profitability and financial strength. While acquisitions remain an important component of our long-term strategy, our near-term focus is on integrating our recently acquired businesses and improving operating performance.

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

The December 2016 acquisition of Enovation Controls was a significant step toward realizing our vision.  Enovation Controls improves and expands our technology offering, allows us to develop and market integrated solutions of electronics and hydraulics, and, most importantly, advances our electrification and digitization initiatives across our product portfolio.  The acquisition brought the Company new end markets, diversification of our technology platform, and provided entry into highly sophisticated, specialized markets.  Enovation Controls provides us with a large team of approximately 100 electronic and software engineers with a track record of new product development and technical innovation. In addition, the sales team has developed strong customer relationships from which market insight can be drawn.

In April 2018 we completed our acquisition of Faster, S.p.A., an Italian company headquartered near Milan, Italy. Faster is a worldwide leader in engineering, manufacturing, marketing and distribution of hydraulic coupling solutions. The completion of this acquisition brings us another step closer to the realization of our Vision 2025. Faster fits this strategy well and upholds a strongly innovative culture, driving new product development and market leadership. Faster further diversifies the Company more deeply into the growing global agriculture market. The business also broadens our global footprint, advancing our ‘in the region, for the region’ initiative.

On August 1, 2018, we completed our acquisition of Custom Fluidpower Pty Ltd, a leading provider of hydraulic, pneumatic, electronic and instrumentation solutions. The company supplies hydraulic, pneumatic, filtration and lubrication products and offers complete system design, installation and commissioning, and service and repairs, to a broad range of industries including agriculture, aerospace, exploration, industrial, marine, mobile, mining and material handling.  Headquartered in Newcastle, NSW, Australia, Custom Fluidpower has operational branches co-located with its headquarters as well as throughout Australia.  Custom Fluidpower further diversifies our hydraulics product and service portfolio and broadens our global footprint.

Product development is a key factor to organic growth in both the Hydraulics and Electronics segments, including joint development between the two segments.  In the Hydraulics segment, our most recent new product introductions have been electro-hydraulics products: the FLeX Series Solenoid Valves and the XMD Bluetooth-configurable electro-hydraulics driver.  XMD represents the first of its kind from Sun Hydraulics and was jointly engineered by a team consisting of our Hydraulics and Electronics segment personnel. We expect the trend for development of similar types of products to continue as capital goods markets move toward further electrification and digitalization of machines.

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

Industry conditions

Demand for our products is dependent on demand for the industrial goods markets into which the products are incorporated.  The capital goods industries in general, and the Hydraulics and Electronics segments specifically, are subject to economic cycles.  According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 12.5% during the first nine months of 2018, after increasing 11% in 2017 and decreasing 9% in 2016. The Institute of Printed Circuits Association reported that North American electronics business growth remained strong during the third quarter but decreased slightly compared with the prior quarter. Sales growth for printed circuit boards (PCB) and electronics manufacturing services (EMS) appear to have plateaued and may now be retreating from their peaks in the current growth cycle. Semiconductor sales growth peaked at the end of 2017 and continues to decelerate but is still positive.

We utilize industry trend reports from various sources, as well as feedback from customers and distributors to evaluate economic trends.  We also rely on global government statistics such as Gross Domestic Product and Purchasing Managers Index to understand higher level economic conditions.

2018 Third Quarter Results and Comparison of the Three and Nine Months Ended September 29, 2018 and September 30, 2017

Faster was acquired on April 5, 2018 and Custom Fluidpower was acquired on August 1, 2018. Our consolidated operating results for the three and nine months ended September 29, 2018 include the results of Faster and Custom Fluidpower since their respective acquisition dates, while our consolidated operating results for the three and nine months ended September 30, 2017 do not. For comparability we have presented results for the Hydraulics segment by entity.

(in millions except net income per share)

	Three Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Net sales	$135.8	$88.0	$47.8	54.3%
Gross profit	$51.7	$36.3	$15.4	42.4%
Gross profit %	38.1%	41.3%
Operating income	$19.2	$17.4	$1.8	10.3%
Operating income %	14.1%	19.8%
Net income	$11.6	$11.3	$0.3	2.7%
Basic and diluted net income per common share	$0.36	$0.42	$(0.06)	(14.3)%

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Net sales	$369.3	$258.7	$110.6	42.8%
Gross profit	$139.8	$107.7	$32.1	29.8%
Gross profit %	37.9%	41.6%
Operating income	$53.5	$53.9	$(0.4)	(0.7)%
Operating income %	14.5%	20.8%
Net income	$30.3	$28.8	$1.5	5.2%
Basic and diluted net income per common share	$0.97	$1.07	$(0.10)	(9.3)%

Third quarter consolidated sales improved $47.8 million, 54.3%, over the prior-year period, of which $31.8 million, 36.1%, was contributed by Faster, $8.4 million, 9.5%, was contributed by Custom Fluidpower and $7.6 million, 8.6% was due to organic growth. Demand for our products remained strong and we continue to see sales growth in all of our geographic regions. Investments made in global sales and marketing initiatives also contributed to the year-over-year organic growth. Changes in foreign currency exchange rates minimally impacted sales of our historical businesses during the third quarter when compared to the prior-year quarter and had no impact on earnings per share (“EPS”). Changes in foreign currency exchange rates had an unfavorable impact on sales of our acquired businesses during the third quarter totaling $1.8 million and had no impact on EPS.

Gross profit margins declined to 38.1% in the third quarter of 2018 compared to 41.3% in the prior-year third quarter. The addition of Faster and Custom Fluidpower impacted consolidated gross profit margin for the period. Additional detail of this impact is presented in the Hydraulics segment results analysis. Third-quarter margins were further affected by $2.1 million of amortization of acquisition related inventory step up costs. Productivity in the third quarter was affected by our manufacturing consolidation project in Sarasota, FL, which is expected to increase Sun’s production capacity. The project involves merging production from our three Sarasota facilities into two facilities, implementing lean manufacturing and streamlining the production process.

Operating income as a percentage of sales fell to 14.1% in the third quarter of 2018 compared to 19.8% in the prior-year period primarily due to the inventory step-up amortization referred to above and an increase of $5.0 million in acquisition related amortization of intangible assets due to the Faster and Custom Fluidpower acquisitions.

2018 Outlook

Consolidated revenue for the full year 2018 is expected to be between $500 million and $507 million, with the Hydraulics segment contributing between $375 million and $380 million and the Electronics segment contributing between $125 million and $127 million. Consolidated adjusted operating margin, prior to acquisition-related amortization expense and one-time costs, is expected to be 20.5% to 21.5% for the full year 2018. Consolidated net interest expense is expected to be between $13.7 million and $14.2 million. The full year effective tax rate is anticipated to be 19.0% to 21.0%. Capital expenditures are estimated to be between $25 million and $30 million. Depreciation and amortization are estimated to be between $16.0 million to $16.5 million and between $21.6 million and $22.3 million, respectively.

SEGMENT RESULTS

Hydraulics

The Hydraulics segment provides the global capital goods industries with hydraulic components and systems used to transmit power and control force, speed and motion.  On a component level, Sun Hydraulics designs and manufactures screw-in hydraulic cartridge valves, manifolds, and integrated fluid power packages and subsystems used in hydraulic systems. The Hydraulics segment includes the results of Faster subsequent to its acquisition on April 5, 2018 and the results of Custom Fluidpower subsequent to its acquisition on August 1, 2018. On a component level, Faster designs and manufactures quick release couplings, multi connections and casting solutions for all hydraulics applications at medium, high and extremely high pressures. Custom Fluidpower is a supplier of hydraulics, pneumatic, filtration and lubrication products and offers complete system design, installation and commissioning, and service and repairs. The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three months ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Net sales	$104.1	$56.6	$47.5	83.9%
Gross profit	$39.1	$22.9	$16.2	70.7%
Gross profit %	37.6%	40.5%
Operating income	$22.7	$13.5	$9.2	68.1%
Operating income %	21.8%	23.9%

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Net sales	$270.3	$171.6	$98.7	57.5%
Gross profit	$101.9	$70.5	$31.4	44.5%
Gross profit %	37.7%	41.1%
Operating income	$61.6	$43.6	$18.0	41.3%
Operating income %	22.8%	25.4%

Sun, Faster and Custom Fluidpower results are as follows (in millions):

	Three months ended September 29, 2018
	Sun Hydraulics	Faster	Custom Fluidpower
Net sales	$63.9	$31.8	$8.4
Gross profit	$25.3	$11.3	$2.5
Gross profit %	39.6%	35.5%	29.8%
Operating income	$15.9	$6.0	$0.8
Operating income %	24.9%	18.9%	9.5%

	Nine months ended September 29, 2018
	Sun Hydraulics	Faster	Custom Fluidpower
Net sales	$191.4	$70.5	$8.4
Gross profit	$74.2	$25.2	$2.5
Gross profit %	38.8%	35.7%	29.8%
Operating income	$46.3	$14.5	$0.8
Operating income %	24.2%	20.6%	9.5%

Third quarter net sales for the Hydraulics segment totaled $104.1 million, representing growth of $47.5 million, 83.9%, over the prior-year period. Faster and Custom Fluidpower contributed $31.8 million and $8.4 million during the quarter, respectively. Faster’s third quarter sales reflect an impact from lower production volume due to normal seasonality during the period. Sun Hydraulics net sales increased $7.3 million over the third quarter of 2017.  Year-to-date net sales totaled $270.3 million, representing growth of 57.5%. Faster contributed $70.5 million to the nine-month period. Sun Hydraulics net sales increased $19.8 million, 11.5%, over the prior-year period.  Sun’s growth was driven by increased demand in all geographic and end markets and was also impacted by global sales and marketing initiatives. While demand has remained strong, supply chain and capacity constraints have limited growth in shipments, increasing Sun’s backlog. Sun implemented price increases during the third quarter of 2018 resulting in an estimated $0.6 million increase in sales during the quarter.

Changes in exchange rates had minimal impact on Sun’s third quarter sales and a favorable impact of $2.9 million year to date, compared to the prior year periods. Since the acquisition of Faster in April 2018, the euro declined in value to the dollar resulting in an unfavorable impact on Faster sales of $2.5 million during the period. Since the acquisition of Custom Fluidpower in August 2018, the Australian dollar declined in value to the U.S. dollar resulting in an unfavorable impact on Custom Fluidpower sales of $0.2 million during the period.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three months ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Americas	$38.4	$25.3	$13.1	51.8%
Europe/Middle East/Africa	34.6	16.1	18.5	114.9%
Asia/Pacific	31.1	15.2	15.9	104.6%
Total	$104.1	$56.6

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Americas	$104.4	$78.2	$26.2	33.5%
Europe/Middle East/Africa	94.8	49.8	45.0	90.4%
Asia/Pacific	71.1	43.6	27.5	63.1%
Total	$270.3	$171.6

During the third quarter, Faster contributed $10.4 million, $18.2 million and $3.1 million to our sales in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia/Pacific regions, respectively. Custom Fluidpower contributed $8.4 million to our sales in the Asia/Pacific region during the quarter.

During the nine months ended September 29, 2018, Faster contributed $22.3 million, $41.1 million and $7.1 million to our sales in the Americas, EMEA and Asia/Pacific regions, respectively.

Demand continued to be strong in the Americas region with organic sales increasing $2.7 million, 10.7%, in the third quarter of 2018 and growing $3.9 million, 5.0%, year to date.

Organic sales to the EMEA region increased $0.3 million, 1.8%, in the third quarter of 2018 and $3.9 million, 7.8%, year to date. Exchange rates had a minimal impact on organic sales to EMEA in the third quarter of 2018 and a favorable impact of $1.9 million year to date.

Organic sales to the Asia/Pacific region were up $4.4 million, 28.8%, in the third quarter of 2018 and $12.0 million, 27.5%, year to date. Increased demand in China and South Korea and sales and marketing initiatives in the region led to the growth. Exchange rates had a minimal impact on organic sales to Asia/Pacific in the third quarter of 2018 and a favorable impact of $1.0 million year to date.

Third quarter gross profit grew $16.2 million, 70.7%, compared to the third quarter of the prior year. Faster contributed $11.3 million of the increase representing a 35.5% gross profit margin. Faster’s third quarter results reflect an impact from lower production volume due to normal seasonality during the period. Custom Fluidpower contributed $2.5 million of the increase representing a 29.8% gross margin. Custom Fluidpower is a value-add integrator business which typically earns lower margins than our historical businesses. Sun gross profit increased $2.4 million over the third quarter of 2017, while gross profit margin declined 0.9 percentage points to 39.6%, from 40.5% in the prior-year period. Increased sales volume and price increases impacted Sun gross profit by approximately $2.3 million and $0.6 million during the quarter, respectively. Sun’s decrease in margin compared to the third quarter of 2017 was driven by increased material costs due to inflationary pressure in the supply chain and was further impacted by Sun’s manufacturing consolidation project that disrupted productivity during the quarter.

Year-to-date gross profit grew $31.4 million, 44.5%, compared to 2017. Faster contributed $25.2 million of the increase representing a 35.7% gross profit margin. Sun year-to-date gross profit increased $3.7 million over the year-to-date period of 2017, while gross profit margins fell 2.3 percentage points to 38.8% from 41.1% in 2017.  Increased sales volume and price increases impacted Sun gross profit year to date by approximately $7.5 million and $0.6 million, respectively. Sun’s year-to-date gross profit was unfavorably impacted by costs related to our efforts to keep up with increased demand. Production inefficiencies resulted from supply chain constraints and labor costs increased due to additional overtime wages as well as permanent and temporary workforce added to accommodate organic growth. Additional factors contributing to Sun’s decline in gross profit margin compared to the prior-year period related to increased sales incentives, increased material costs due to inflationary pressure in the supply chain and Sun’s manufacturing consolidation project.

Third quarter operating income increased $9.2 million, 68.1%, compared to the third quarter of the prior year. Faster and Custom Fluidpower contributed $6.0 million and $0.8 million, respectively, of the increase representing an 18.9% and 9.5% operating margin for the quarter, respectively. Sun operating margins increased 1.0 percentage points during the third quarter to 24.9% from 23.9% when compared to the prior-year period. Year-to-date operating income was up $18.0 million, 41.3%, over the prior-year period. Faster contributed $14.5 million of the increase representing 20.6% operating margin for the period. Sun year-to-date operating margins declined 1.2 percentage points to 24.2% from 25.4% in 2017.

Selling, engineering and administrative expenses (“SEA”) rose $7.0 million in the third quarter of 2018 compared to the third quarter of the prior year. Faster and Custom Fluidpower SEA costs totaled $5.3 million and $1.7 million during the quarter, respectively. Sun SEA costs remained consistent over the prior year quarter at $9.4 million. Year-to-date SEA expenses increased $13.4 million.  Faster SEA costs totaled $10.7 million for the year-to-date period. Year-to-date Sun SEA costs grew $1.1 million, 4.1%, to $27.9 million from $26.8 million in 2017. The additional costs related primarily to our global investments in sales and marketing initiatives. In addition, $2.9 million of costs to support Helios’ corporate operations were allocated to the segment during the year. These costs primarily consisted of payroll and professional fees incurred directly by the Helios entity.

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

	Three months ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Net sales	$31.8	$31.4	$0.4	1.3%
Gross profit	$14.8	$13.4	$1.4	10.4%
Gross profit %	46.5%	42.7%
Operating income	$6.3	$6.0	$0.3	5.0%
Operating income %	19.8%	19.1%

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Net sales	$99.0	$87.1	$11.9	13.7%
Gross profit	$43.0	$39.0	$4.0	10.3%
Gross profit %	43.4%	44.8%
Operating income	$20.0	$18.6	$1.4	7.5%
Operating income %	20.2%	21.4%

Third quarter net sales for the Electronics segment totaled $31.8 million, an increase of $0.4 million, 1.3%, over the prior-year period. Year-to-date net sales totaled $99.0 million, representing growth of $11.9 million, 13.7%, over 2017. Price increases during the third quarter impacted sales by approximately $0.6 million. The remaining sales growth was driven by increased demand in the power controls and recreational vehicle end markets, our proactive sales initiatives and increased demand for new products developed in the past year. Changes in exchange rates had a minimal impact on third quarter sales and a favorable impact of $0.7 million year to date.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three months ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Americas	$27.4	$26.8	$0.6	2.2%
Europe/Middle East/Africa	2.7	2.9	(0.2)	(6.9)%
Asia/Pacific	1.7	1.7	—	(—)%
Total	$31.8	$31.4

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Americas	$85.4	$73.9	$11.5	15.6%
Europe/Middle East/Africa	8.1	8.5	(0.4)	(4.7)%
Asia/Pacific	5.5	4.7	0.8	17.0%
Total	$99.0	$87.1

Sales to the Americas increased $0.6 million, 2.2%, while sales to EMEA and Asia Pacific remained relatively flat during the third quarter of 2018. For the nine-month period, sales to the Americas increased $11.5 million, 15.6%, over the prior year. Sales to the EMEA region declined $0.4 million over the prior-year nine-month period. Exchange rates had a minimal impact on sales to EMEA during the third quarter and $0.5 million year to date.  Increased demand in China resulted in sales to the Asia/Pacific region growing by $0.8 million, 17.0%, year to date.  Exchange rates had and a minimal impact on Asia/Pacific sales in the third quarter of 2018 and a favorable impact of $0.1 million year to date.

Third quarter gross profit grew $1.4 million, 10.4%, compared to the third quarter of the prior year, and gross profit margin increased 3.8 percentage points to 46.5% from 42.7% in 2017. The primary drivers for the third quarter increase related to price increases, totaling $0.6 million, improved productivity and a favorable product mix. Year-to-date gross profit grew $4.0 million, 10.3%, compared to 2017, and gross profit margin declined 1.4 percentage points to 43.4% from 44.8% in 2017. Increased sales volume and price increases impacted gross profit year to date by approximately $4.4 million and $0.6 million, respectively. Year-to-date gross profit was unfavorably impacted by costs related to our efforts to keep up with increased demand such as freight costs for expediting shipments and increased material costs. Additional factors contributing to the decline in year-to-date gross profit margin compared to the prior-year period relate to outsourcing costs, and an unfavorable sales mix.

Third quarter operating income increased $0.3 million, 5.0%, over the third quarter of the prior year and operating margin increased 0.7 percentage points to 19.8% from 19.1%.  Year-to-date operating income grew $1.4 million, 7.5% compared to 2017, and operating margin declined 1.2 percentage points to 20.2% from 21.4% in 2017.

SEA expenses grew $1.1 million, 14.9%, to $8.5 million in the third quarter of 2018, compared to $7.4 million in the third quarter of the prior year. Year-to-date SEA expenses increased $2.6 million, 12.7%, to $23.0 million from $20.4 million in 2017. The fluctuations were related to payroll costs for sales and marketing, administrative and research and development personnel to support our growth strategy.  In addition, $0.9 million of costs to support Helios’ corporate operations were allocated to the segment during the year. These costs primarily consisted of payroll and professional fees incurred directly by the Helios entity.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the three months ended September 29, 2018, these costs totaled $9.8 million and were primarily for acquisition-related items such as Custom Fluidpower transaction costs of $0.7 million, amortization of inventory step-up to fair value of $2.1 million and amortization of acquisition-related intangible assets of $7.0. Year to date 2018, these costs totaled $28.0 million and included Faster and Custom Fluidpower transaction costs of $5.4 million, charges related to inventory step-up to fair value of $5.2 million, amortization of acquisition-related intangible assets of $17.0 million and $0.4 million related to other acquisition activities and corporate projects and initiatives.  Year-to-date Corporate and other costs increased over the prior-year period by $19.7 million, which was due to Faster and Custom Fluidpower acquisition-related charges.

Interest Expense, net

Due to the Faster and Custom Fluidpower acquisitions, net interest expense was $4.6 million for the third quarter of 2018 compared to $1.1 million for the prior-year quarter. Average net debt for the third quarter of 2018 was $337.1 million compared to $36.2 million for the prior-year quarter. Year-to-date net interest expense was $9.3 million compared to $2.7 million for 2017. Average net debt for the 2018 year to date period was $200.5 million compared to $45.0 million for the prior-year period. The Faster and Custom Fluidpower acquisitions were the drivers for the increase in interest expense and average net debt over the prior period.

Change in Fair Value of Contingent Consideration

The fair value of our acquisition-related contingent consideration liability is revalued each quarter to its estimated fair value, and changes are recorded in earnings of the period. Changes in fair value are a result of actual sales volume and EBITDA results of Enovation Controls for the period exceeding estimates, changes in the probabilities of estimated future sales volume and EBITDA results of Enovation Controls and accretion in value of the liability. During the third quarter of 2018 the fair value of the liability increased by $0.3 million compared to an increase of $0.7 million in the third quarter of 2017.  Year to date charges totaled $0.9 million compared to $8.9 million in 2017.

Income Taxes

The provision for income taxes for the third quarter of 2018 was 18.6% of pretax income compared to 29.3% for the prior-year third quarter. The year-to-date provision for income taxes was 23.0% of pretax income compared to 31.5% for the prior-year period. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products. In addition, the decrease in the third quarter 2018 effective tax rate versus the third quarter 2017 effective tax rate was primarily related to the reduction in tax rate in the US from 35% to 21%, as a result of the Tax Cuts and Jobs Act enactment, and decrease to tax expense related to the Foreign Derived Intangible Income (FDII) deduction. The third quarter to date effective tax rate differed from the US statutory rate of 21% primarily as a result of the impact of state taxes, the impact of the Faster acquisition due to certain higher foreign tax rates than the US statutory rate, as well as the estimated impact of GILTI and FDII on the US tax provision.

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

The following table summarizes our cash flows for the periods (in millions):

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change
Net cash provided by operating activities	$44.2	$38.4	$5.8
Net cash used in investing activities	(555.8)	(5.8)	(550.0)
Net cash provided by (used in) financing activities	463.2	(31.0)	494.2
Effect of exchange rates on cash	0.4	5.4	(5.0)
Net (decrease) increase in cash and cash equivalents	$(48.0)	$7.0	$(55.0)

Cash on hand declined $48.0 million from $63.9 million at the end of 2017 to $15.9 million at September 29, 2018. The decrease was a result of our investing activities during the year including the acquisition of Faster in April 2018 and the acquisition of Custom Fluidpower in August 2018. Cash and cash equivalents were favorably impacted by changes in exchange rates during the nine months ended September 29, 2018 by $0.4 million, and favorably impacted by $5.4 million in the prior-year period.

Cash from operations increased $5.8 million, 15.1%, compared to the prior-year period. Net income for the first nine months of 2018 increased approximately $1.5 million compared to the same period of 2017. The non-cash change in fair value of the acquisition-related contingent consideration liability during the nine months ended September 29, 2018 reduced net income by $0.9 million compared to $8.9 million during the prior period. Changes in inventory and accounts receivable reduced cash by $24.3 million and $29.5 million year to date in 2018 and 2017, respectively. Accounts receivable, net balances grew $40.4 million as of September 29, 2018 compared to December 30, 2017, which was a result of the increase in organic net sales over the prior year period, the acquisition of Faster during the second quarter of 2018 and the acquisition of Custom Fluidpower during the third quarter of 2018. Days sales outstanding went up to 52 days as of September 29, 2018, from 42 days as of September 30, 2017, primarily due to Faster’s and Custom Fluidpower’s collection period exceeding that of our historical business. Inventory balances increased $46.9 million over the prior year of which $30.8 million was due to the Faster acquisition and $5.0 million was due to the Custom Fluidpower acquisition. Sun’s increase was a result of the build up of raw material and work in process inventory due to supply and capacity constraints. Days of inventory on hand went up to 92 as of September 29, 2018, from 72 as of September 30, 2017, due to Faster and Custom Fluidpower’s business model differences and Sun’s supplier and capacity constraints.

Capital expenditures were $18.7 million for the nine months ended September 29, 2018, primarily made up of purchases of machinery and equipment and costs for the construction of our new production facility in South Korea. Capital expenditures for 2018 are estimated to be between $25 million and $30 million, primarily consisting of purchases of machinery and equipment and the costs of construction of the South Korean production facility.

On April 1, 2018, we amended our credit facility to increase the limit on our revolving credit facility to $400 million and add a term loan of $100 million. We also increased the accordion feature to $200 million. During the second quarter of 2018, we paid cash of approximately $175.0 million and borrowed $358.0 million on our term loan and line of credit to complete the acquisition of Faster.  During the third quarter we borrowed additional amounts on our revolving credit facility to fund the acquisition of Custom Fluidpower. Cash paid for the Custom Fluidpower acquisition totaled approximately $9.3 million.  Amounts due on the term loan and revolving credit facility as of September 29, 2018 totaled $97.5 million and $267.0 million, respectively.

In July 2018, we paid $17.3 million to the former owners of Enovation Controls in connection with the second payment due on the contingent consideration liability.

During the third quarter of 2018, we declared a quarterly cash dividend of $0.09 per share payable on October 20, 2018, to shareholders of record as of October 5, 2018. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 30, 2017, and any changes made during first nine months of 2018, including the adoption of ASC 606, are disclosed in Note 2 to the Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our 2017 Annual Report on Form 10-K filed on February 27, 2018. There were no material changes during the nine months ended September 29, 2018.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 6, 2018.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)