Form 10-K
period 2018-12-29
SUN HYDRAULICS CORP
filed 2019-02-26
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock $.001 Par Value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq Stock Market, LLC, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,373,530,467.

The Registrant had 31,978,284 shares of common stock, par value $.001, outstanding as of February 15, 2019.

PART 1

ITEM 1. BUSINESS

Our Business

Overview

Sun Hydraulics Corporation, doing business as Helios Technologies (“Helios,” the “Company,” “we” or “our”), and its wholly-owned subsidiaries, is an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets. On August 6, 2018, we announced the adoption of Helios Technologies as our business name. Sun Hydraulics, LLC (“Sun Hydraulics” or “Sun”) (a newly-formed Florida limited liability company that holds the historical net operating assets of the Sun Hydraulics brand entities and Custom Fluidpower Pty Ltd, “Custom Fluidpower” or “CFP”), along with Enovation Controls, LLC (“Enovation Controls”) and Faster S.r.l. (“Faster”), are the three wholly-owned operating subsidiaries of Helios Technologies under the new holding company name.

We operate in two business segments, Hydraulics and Electronics. The Hydraulics segment consists of the global Sun Hydraulics companies, Faster, acquired in the second quarter of 2018, and Custom Fluidpower, acquired in the third quarter of 2018. Sun Hydraulics serves the hydraulics market as a leading manufacturer of high-performance screw-in hydraulic cartridge valves, electro-hydraulics, manifolds, and integrated package solutions for the worldwide industrial and mobile hydraulics markets. Faster is a leading global manufacturer of quick release hydraulic coupling solutions focused in the agriculture, construction equipment and industrial markets. Custom Fluidpower is a global provider of hydraulic, pneumatic, electronic and instrumentation solutions to a broad range of industries including agriculture, industrial, mining and material handling. The Electronics segment, comprised of Enovation Controls, LLC, is a global provider of innovative electronic control, display and instrumentation solutions for both recreational and off-highway vehicles, as well as stationary and power generation equipment.  Our operational organization chart is presented below.

Sun Hydraulics was founded in 1970 and is a wholly owned subsidiary of Helios with its headquarters in Sarasota, Florida.  The majority of Sun’s manufacturing operations reside in Sarasota with additional operations in the U.K., Germany and South Korea, as well as sales offices in China, India and South America.  Enovation Controls, which was acquired on December 5, 2016 and is a wholly owned subsidiary of Helios, was formed in 2009 in connection with the reorganization of Murphy Group, Inc. and EControls Group, Inc. which were founded in 1939 and 1994, respectively.  Enovation Controls operates the majority of its manufacturing in Tulsa, OK with sales and engineering capabilities in Texas, the U.K., China and India.  Faster, which was acquired on April 5, 2018 and is a wholly owned subsidiary of Helios, was formed in 1951.  Headquartered near Milan, Italy, Faster has manufacturing operations co-located with its headquarters as well as in Ohio and India.  Additionally, the company has sales offices in China, Brazil and Germany.  Helios acquired Custom Fluidpower as a wholly owned subsidiary on August 1, 2018.  Custom Fluidpower has eight locations throughout Australia where engineering solutions are provided, four of which operate as value-add distributors.  The remaining four locations conduct repair work for hydraulics systems.

Until 2016, we operated primarily in the hydraulics market with a small presence in the electronics market. The expansion of our electronic and digital capabilities through the acquisition of Enovation Controls was a significant step towards achieving our Vision 2025 goals.  The acquisition further diversified our business, granting us access to the new, highly specialized marine, power generation and recreational vehicle markets and customers seeking complete machine control.  Enovation Controls also brought a strong talent pool with a proven track record of new product development and technical innovation, complementing our existing competencies.

We believe our 2018 acquisitions of Faster and Custom Fluidpower are also in alignment with our Vision 2025 goals, advancing the Company as a global technology leader in the industrial goods sector while maintaining superior profitability and financial strength.  Faster further diversifies the Company more deeply into the global agriculture market and broadens the Company’s global footprint, advancing our “in the region, for the region” initiative by providing a manufacturing hub in Europe.  Custom Fluidpower provides regional value-add capabilities to continue successful penetration of the Asia Pacific (“APAC”) region and particularly Southeast Asia, further evolving our “in the region, for the region” initiative.

We have been profitable every year since 1972 and Sun has paid a dividend every quarter since going public in January 1997.

The Company’s executive offices are located at 1500 West University Parkway, Sarasota, Florida 34243, and our telephone number is (941) 362-1200. Our websites include www.heliostechnologies.com, www.sunhydraulics.com, www.enovationcontrols.com, www.fastercouplings.com and www.custom.com.au.

Strategy & Vision 2025

In 2016, we announced our Vision 2025.  We believe we can reach a critical mass of $1 billion in annual sales by 2025 while remaining a technology leader in the industrial goods sector.  An important aspect of our 2025 vision is that we believe we can maintain superior profitability and financial strength throughout the period of growth. There are two significant components to reaching the revenue goal: organic growth and acquisitions.  We expect that, by 2025, up to $930 million of the anticipated annual $1 billion in revenue will result from organic growth of our existing segments (approximately $730 million from our Hydraulics segment and $200 million from our Electronics segment), with the remaining $70 million to be derived from acquisitions of companies that advance our technology position with adjacent products for the industrial goods sector and broaden our geographic reach.  We will seek acquisition targets that will bring us advanced technologies in the industrial goods sector.  Financially, targets should be accretive in the first year and contribute to maintaining Helios’s superior profitability and financial strength long-term.  This is imperative to creating lasting shareholder value.  Our current initiatives for organic growth include new product development, penetrating new geographic markets, expanding sales and marketing efforts in existing geographies, developing new channels to market to reach customers not currently in Helios’s purview and further diversifying our end market penetration.

Helios’s strategic roadmap includes product and service differentiation, disciplined and thoughtful leadership throughout our global organization and ensuring that all processes and activities consider the view of the customer.  We have identified and have begun applying several tactics to execute our strategies which include capitalizing on our unique and deeply rooted values, structured human capital development and differentiated engineering for both products and processes.  Internal key performance indicators are used on a daily basis to align our short-term actions with our long-term strategy.

A primary focus of our strategic thinking is the identification of megatrends which will impact the future capital equipment and industrial goods markets.  We have identified three megatrends: globalization, growing sophistication of safe machinery and equipment and increased computing power, as further described below:

Globalization. We believe global population growth and urbanization, driven predominantly by Asian mega-cities, will generate ongoing demand for infrastructure projects, resources and food production, all of which require equipment and machinery from our key end markets.

Sophistication of safe machinery and equipment.  Machine users increasingly demand safety, productivity, efficiency, and even automated control. Advancements in the design of these machines require continuous evolution of critical components such as hydraulic and electronic functionality and control.

Increased computing power.  In the current electronic and digital age, electronics are increasingly used to activate processes which were once activated only manually or mechanically.  Information is increasingly being converted into a form that allows it to be processed, stored and transmitted digitally, resulting in both time and energy savings.

Our culture of innovation is at the core of our business. We have approximately 250 engineers in support of product innovation, as well as technical support and customer service.  We believe our product innovation will aid organic growth and fill the expected demand resulting from the identified megatrends.  All growth initiatives are intended to preserve Helios’s history of superior profitability and financial strength.

Business Segments

Beginning with the fourth quarter of 2016, we are organized into two operating and reporting segments: Hydraulics and Electronics.  The Hydraulics segment consists of all of the Sun Hydraulics, Faster and Custom Fluidpower companies globally.  The Electronics segment consists of the Enovation Controls business. Financial information about our business segments is presented in Note 17 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Hydraulics

There are three key technologies within our Hydraulics segment:  cartridge valve technology (“CVT”), quick-release hydraulic couplings solutions (“QRC”) and hydraulic system design (“Systems”).

Within CVT, our products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures.  Our CVT products use a fundamentally different design platform compared to most other competitive product offerings, which are often referred to as industry common products. The floating construction that we pioneered results in a self-alignment characteristic that provides performance and reliability advantages compared to most competitors’ product offerings. This floating construction differentiates our products from those of most of our competitors, who design and manufacture rigid screw-in cartridge valves that fit a common cavity.  Our cartridge valves, offered in five size ranges and including both electrically actuated and non-electrically actuated products, were designed to be able to operate reliably at higher pressures, making them equally suitable for both industrial and mobile applications.  Sun’s product development approach yields a product line of extreme breadth and depth compared to our competitors.  Our broad scope of product offerings, coupled with the high-performance characteristics of our cartridge valves, makes Sun a leader in the industry.

QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage, and ensure high-performance under high temperature and pressure using one or multiple couplers.  Quick connection of multiple hydraulic lines can be accomplished through the use of a MultiFaster or casting solution.  Simultaneous connection of several lines is an important feature in many applications and allows for dramatic reduction of connection time, even when the system is under pressure. Faster is a leading global manufacturer of QRC solutions. We design, engineer and distribute hydraulic coupling solutions focused in the agriculture, construction equipment and industrial markets.  Exposure to the agriculture market was one of the drivers that led to our acquisition of Faster.  This is a key end market for hydraulic applications and Faster’s strong presence in the agriculture market further diversifies Helios’s end market exposures.

Systems provide engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment.  The systems we manufacture are:

•	highly efficient,
•	increase and optimize productivity,
•	introduce safer operating procedures,
•	are smaller in size than competitive products,
•	allow for ease of maintenance, and
•	reduce energy costs.

Sun routinely competes in the custom integrated package market.  An integrated package is a customized system solution comprised of multiple cartridge valves assembled in a custom designed manifold for a specific original equipment manufacturers’ (“OEM”) machine.  The functionality of the integrated package system is generally specified by the OEM and then designed by Sun or a distributor channel partner.

Custom Fluidpower’s systems provide cost effective alternatives to purchasing new machinery to upgrade, overhaul and automate existing equipment. We also provide full installation and commissioning services for our systems world-wide.  Field services are offered for our systems to assist in minimizing downtime, managing breakdowns and routine servicing. Additionally, we offer a comprehensive and fully inclusive asset management program to ensure the ongoing maintenance of the system. We have the ability to manage systems from conception to installation, and provide ongoing maintenance and support.

For many decades, the Hydraulics segment has provided global capital goods industries with innovative product solutions for hydraulic components and systems used to transmit power and control force, speed and motion. Our products typically add a fine degree of precision, reliability and safety to the machinery and equipment in which they are used.  Business activities at our global locations include new product development, component and system design, manufacturing, sales, technical support, inventory warehousing and distributor management.

Our hydraulics products are sold globally through a combination of wholly-owned companies, representative sales offices, independent channel partners, which include value-add distributors and integrators, and OEMs.  Our global channel partner network includes representation in many industrialized markets.

Hydraulic systems are increasingly taking signals from on-board electronic control systems, making it necessary for hydraulic products to be capable of digital communication.  In response to this, in recent years, we have aggressively expanded our CVT offering of electrically-actuated cartridge valves.  In 2017, we introduced FLeX™, a new electro-hydraulic product line offering high-performance electro-hydraulic products.  Throughout 2018, we continued to introduce new products under the FLeX™ Series, further expanding our electro-hydraulic product offering for both the mobile and industrial hydraulics markets. The valves are designed to outperform comparable valves in the market. They are virtually leak-proof poppet-style valves that deliver consistently better pressure drop. Coil options include interchangeable low-power, high power and hazardous location (explosion-proof) versions for expanded configuration flexibility.  The FLeX™ Series valves use Sun’s unique floating-style design, adding an extra layer of security in those harsh applications where torque and force can become excessive.

Electronics

In 2016, we acquired Enovation Controls to further develop our digital and electronic capabilities.  A portion of the product portfolio offered by Enovation Controls serves end markets also served by our Hydraulics segment such as off-highway vehicles including construction, agricultural and utility vehicles as well as material handling equipment.  However, the majority of Enovation’s products are sold into end markets not historically served by our Hydraulics segment such as marine, power generation and recreational vehicles.  This provides additional diversification of Helios’s revenue base.

Enovation Controls is a leader in display and control integration solutions offering rugged and reliable instruments, coupled with expertise in J1939 engine protocol, to produce an industry-leading array of easy-to-read displays and gauges for controller area network (“CAN”) transmitted engine data and faults. We refer to this technology as Electronic Controls (“EC”).  Our focus is on creating niche products that are customized to the machine in which they are installed in volumes of 1,000 to 10,000 per year.  This allows us to target customers or industries that see value in this level of integration, and as a result our customer list contains a wide variety of OEM applications. Product categories include traditional mechanical and electronic gauge instrumentation, plug and go CAN-based instruments, after-market support through global distribution, robust environmentally sealed controllers, hydraulics controllers, engineered panels and application specialists, process monitoring instrumentation, proprietary hardware and software development and wiring harness design and manufacturing.

We offer our customers the ability to customize graphics for our PowerView™ line of LCD displays with focus on the customization of the operator interface: larger, full-graphic displays; flexible hardware configurations; multi-language support; class-leading environmental protection; and software tools that deliver the ultimate solution for OEM and distributor display customization and CAN control.  Our displays offer easy-to-read, bonded LCD graphical views with the industry's best readability even in direct sunlight or harsh water conditions.  Our controllers are built with the ability to withstand a wide ambient temperature range.

Our panel solutions offer customized design and simple, turnkey solutions. Our Industrial Panel Division offers engineers dedicated to applications, wire harnesses, panels and software development. Engineers focus entirely on custom and standard solutions built to desired specifications.  Our services for design and development include on-site installation and testing with reviews to ensure the solution works with the application out of the box.

Through our HCT™ brand, we design and manufacture electronic controllers that manage the function of electrically actuated hydraulic components. HCT™ brand products range from simple one valve, manually adjusted controllers to fully integrated hydraulic control systems managing multiple hydraulic valves as well as other input and output products such as joysticks and displays. All controllers are potted and therefore impervious to outside influence, making them ideal for mobile, industrial and marine applications.

Globally, electronics products are sold primarily direct to OEM customers, with about 20% sold through independent, authorized channel partners.  Beginning in 2018, we commenced a strategic initiative to further diversify our channels to market as well as our geographic reach.  Our expansion efforts will require the development of distribution partners globally, including on-boarding and training of these partners.  We feel that these efforts will assist in our ability to diversify our global customer base, allowing us to grow more quickly, diversify the end-markets we serve, and expand our customer base.  We have also shifted our focus from an end-market driven sales model to channel-driven sales model.  Historically end markets within the Electronics segment were divided into two lines of business: Power Controls (“PC”) and Vehicle Technologies (“VT”).  PC served a variety of end markets, including mobile equipment, industrial applications and agriculture with products such as displays, panels, gauges, controllers, battery chargers and various end devices.  VT served the recreational end market with products such as electronic controls, displays and instrumentation. Beginning in Q4 2018, Enovation Controls reorganized the management of the business into two distinct sales channels:  OEM and Distribution.

Engineering

Engineers play an important role in all aspects of our business including design, manufacturing, sales, marketing and technical support. Engineers work within a disciplined set of design parameters that encourage the re-use and incorporation of existing parts and platforms into new products. Engineers work closely with manufacturing personnel to define the processes required to manufacture products reliably and consistently.

Both of our segments have manufacturing engineers who are responsible for evaluating and changing manufacturing processes as well as implementing lean initiatives throughout global operations.

Hydraulics

Our Hydraulics segment engineers are comprised of three distinct groups: sustaining, innovation/R&D and systems.  The sustaining engineering group focuses on improving existing products, both from a design as well as a manufacturing perspective, including optimizing manufacturing costs.  The innovation/R&D engineering group is responsible for new product development and evaluating future needs, from a product perspective, of the hydraulics industry.  The systems engineering group focuses on system design and component integration to solve the complex needs of a specific application.  Additionally, our field application specialists are also engineers who provide local customer interface.

Electronics

In our Electronics segment, approximately one-third of our employees are degreed engineers working across multiple disciplines, including electrical, mechanical, software, sales and application engineering. Our engineering teams:

•	focus on hardware design of new products,
•	work with customers to select a group of products to best fit a specific application or machine,
•	create a customized look and feel for the customer interface, and
•	work directly with the customer to arrive at a fully functional and integrated system that meets the customer’s overall electronic control needs.

Engineering of new products is often very fast paced and is completed in a collaborative manner with each OEM based on a product release date.  All engineering groups have significant interface with the customer which enables them to understand market demands and identify opportunities for technological advancement, driving market share gains.

New product development generally starts through collaboration with an OEM, driven by the need for innovative products at the machine level.  Once products are released and in use by OEMs, a standardized version typically becomes available for sale to distributors as well.

Joint Product Development

There are ongoing joint product development efforts among the engineering groups of Hydraulics and Electronics.  Electrification of machines was one of the global needs that will drive the megatrends identified in our strategic review and which led to our acquisition of Enovation Controls.  The know-how and technical competence of the engineers in the Electronics segment are being utilized to bring electrification to products and systems designed and manufactured within the Hydraulics segment.

In 2017, we introduced XMD which represents the first joint product development project between our Electronics and Hydraulics business segments. XMD is a compact, Bluetooth® configurable electro-hydraulic driver. XMD is a high-powered, electronic control device for electrically operated hydraulic actuators that is built to stand up to extreme environmental conditions in mobile and industrial applications. The XMD Bluetooth-configurable electro-hydraulic driver meets the needs of international mobile and industrial equipment. The XMD serves actuators used in on- and off-highway equipment in numerous applications including agriculture, forestry, construction, marine, earth moving and material handling.  Other joint products are currently in development and are expected to be introduced to the marketplace in the second half of 2019.

These joint development efforts are a key driver of the revenue synergies identified for our acquisitions.  We have a small focused group of engineers involved in these development projects to concentrate efforts and drive results.  Sun, Faster and Enovation Controls have core competencies within their own technology which must be preserved as it is what powered their historical success.  However, we see significant opportunities in bringing together the technology of hydraulics and electronics to create new products which will better serve future market trends.

Manufacturing

Hydraulics

We utilize process-intensive manufacturing operations that make extensive use of automated handling and assembly technology (including robotics), where possible, to perform repetitive tasks, thus promoting manufacturing efficiencies and workplace safety. We employ lean techniques to continually improve our productivity and efficiency. Sun and Faster have complementary manufacturing processes.  Sun relies on outside suppliers to perform high-volume machining operations for cartridge parts, but most critical finishing processes are completed in-house.  Conversely, Faster completes most of its machining operations in-house and outsources the finishing processes.  This provides the Hydraulics segment with an opportunity for Faster to manufacture machined parts for Sun.  Faster provides Helios with a manufacturing hub in Europe as we work toward our “in the region, for the region” goal.  CFP operates differently than Sun or Faster due to the nature of their business as a value-add distributor. They are focused primarily on systems and service versus pure manufacturing of components.  They purchase components from multiple manufactures and utilize them to design and build systems.

We hold significant raw materials, work in process and finished goods in all of the businesses within the Hydraulics segment. The raw materials used, primarily aluminum and steel, are commercially available from multiple sources.  Finished goods consist of customer orders which are completed but have not been shipped.  We typically build to order, not to stock, so if we produce a part, it will be shipped to a customer on the next available shipping date.

In 2018, we negotiated long term agreements (“LTA”) with our key suppliers.  Terms and conditions of these agreements include pricing, annual quantity estimates, quality standards, safety stock quantities and lead time expectations.  The LTAs are intended to provide the Company and the supplier with a framework for effective long-term planning and utilization of assets.

We continually review all of our suppliers to improve the quality of incoming parts and to assess opportunities for better control of price, quality and lead times. We are in compliance with the following quality systems:

•	U.S. ISO 9001:2015 for the design, manufacture, and distribution of high performance screw-in hydraulic cartridge valves and manifolds used to control force, speed and motion in fluid power systems
•	U.S. ISO 9001:2015 for distribution and assembly of quick-disconnect hydraulic and refrigeration couplings
•	U.K. ISO 9001:2015 for the design and manufacture of aluminum and ferrous manifold bodies, hydraulic control valves and cartridge valves
•	Germany ISO 9001:2015 for the design, distribution and manufacturing of hydraulic components for mobile and industrial applications
•	South Korea ISO 9001:2015 and 14001:2015 for the design, development and production of hydraulic valves
•	Italy ISO 9001:2015 for the design and production of hydraulic quick-release couplings and multiconnections for medium and high pressures
•	Italy ISO 14001:2015 for the design and production of hydraulic quick-release couplings and multiconnections for medium and high pressures made by machining and assembling

Electronics

We offer a wide range of advanced manufacturing and engineering capabilities, including mechanical and electrical hardware design, software design, product testing, in-house LCD bonding, panel and harness engineering and more.  State-of-the-art manufacturing capabilities include surface mount technology, x-ray inspection and LCD bonding. Multipoint functional testing is conducted to ensure quality control of our products before they are delivered to our customers.  We are a customer/project-based organization, backed by vertically integrated manufacturing capabilities.

A global integrated operating system, which utilizes intelligent approaches like lean manufacturing and six sigma for maximum productivity, allows us to identify and remove variables in our manufacturing and business processes. By pinpointing areas for improvement, we provide our customers with faster delivery time and higher quality products.

Our in-house manufacturing operations feature vertically integrated processes such as wire processing, sheet metal fabrication, LCD bonding, and surface mount technology (“SMT”) printed circuit board assembly.  Lean manufacturing designed cells are used for the final assembly of panel, instrument, and electronic products, and cells are networked to a manufacturing execution system (“MES”) database.  Products are serialized and functionally tested in process, and test results are recorded by product serial number in the MES database.

We hold significant raw materials and finished goods inventory in our Tulsa, OK facility.  Finished goods inventory contains high demand items which require quick delivery.  Raw materials inventory generally has significant lead times; therefore, raw material inventory is held to enable us to fulfill orders based on customer request dates which are often less than three weeks.

We continually review all of our suppliers to improve the quality of incoming parts and to assess opportunities for better control of price, quality and lead times. We are in compliance with the following quality systems:

•

U.S. ISO 9001:2015 for design, manufacture, and sale of rugged instrumentation, panels, displays, and electronic control solutions for engines and engine-driven equipment serving the commercial, industrial and recreational markets

•

U.K. ISO 9001:2015 for the sales, marketing, support and logistics of pressure, temperature, and level instrumentation, as well as battery chargers, power supply units and shock switches.  The development and manufacture of battery chargers and power supply units.

Sales and Marketing

In 2018, no single customer made up more than 5% of consolidated net sales.

Hydraulics

Approximately 75% of Helios’s sales are derived from the Hydraulics segment. Our 2018 Hydraulics segment sales are distributed fairly evenly among our three major geographic regions with 39% to the Americas, 34% to Europe, the Middle East and Africa (“EMEA”) and 27% to APAC. Given our acquisitions in 2018, we have increased our global reach into the EMEA region with Faster, and our APAC presence has significantly grown with Custom Fluidpower.

We market and sell hydraulic products through value-add distributors and directly to OEMs.  Globally, approximately 57% of sales are attributed to our channel partners who generally combine our products with other hydraulic components to design a complete hydraulic system.  Sales directly to an OEM for integration in their machines makes up the remaining 43%.  Sun relies very heavily on its distribution network in the U.S. with nearly 100% of sales in this region going through these channel partners.  In EMEA and APAC, CVT sales are split more evenly between OEMs and distribution.  Faster sells 75% of its products to global OEMs whereas the remainder of sales utilize worldwide distributors.  Technical support is provided by local experts based at each of our global operations.

We provide end users with technical information through the websites of our operating companies and catalogues in multiple languages, including all information necessary to specify and obtain our products. We believe this approach helps stimulate demand for our products.

Electronics

Electronic products are sold globally both to OEM customers and through distributors.  OEM sales constitute 80% of total Electronics segment sales.  Building strong partnerships with OEMs is a priority.  We rely on direct customer contacts to stimulate demand for our products.  We work closely with our OEM customers to design and deliver innovative reliable products for specific applications.  Twenty-four hour customer service support and an in-house technical service department is available before, during and after the initial sale to create sustainable partnerships with our customers.

In 2018, we moved our sales structure from sales teams that serviced PC and VT end markets to customer-centric sales teams dedicated to OEM and Distributor customer classifications.  Our OEM sales team collaborates with large OEMs, whereas the Distributor sales team works with a large number of distributors of varying sizes.  The reconfiguration of our sales teams will create a heavier focus on distributor sales with a dedicated team effort.  Overall, approximately 20% of segment sales are derived from independent, authorized distributor channel partners.

Geographically, our 2018 Electronics segment sales represent 86% to the Americas, 8% to EMEA and 6% to APAC.  There is a well-defined initiative to grow sales in EMEA and APAC as part of Vision 2025.  Additionally, synergies identified at the time of acquisition utilize customer relationships from the Hydraulics segment to create pull through of electronic products.

Competition

Hydraulics

Competitors in the hydraulics market are broken down into three categories:  full-line hydraulics system producers, component only producers of CVT or QRC products, and low-cost producers. Most competitors market globally.  Full-line producers can provide complete hydraulic systems to their customers, including component functionally like those manufactured in our Hydraulics segment.  Component only producers are like Sun and Faster in that they only offer CVT or QRC products, while additional parts of the hydraulics system are obtained from other manufacturers.  Low cost producers are competitors who have emerged in low cost production areas such as Asia and Eastern Europe. These competitors will typically copy both our products and like products designed by competitors. Low cost producers typically have a limited product range compared to full line or cartridge valve only producers which limits their ability to be competitive.

We believe that we compete based upon the quality, reliability, price, value, speed of delivery and technological characteristics of our products and services.

Electronics

Competition within the electronics market is very broad with competitors ranging from large multi-national companies with a full electronics offering to small niche companies that specialize in one product type.  Enovation Controls is a niche player in the displays, controllers, gauges and instrumentation panel markets.

The market for products designed and manufactured by Enovation Controls is relatively fragmented with the top four to six companies comprising 70% of the market, mostly servicing the automotive space.  Enovation Controls differentiates itself through product quality, customization ability and service with a focus on mid-market niche markets that are not well served by the large competitors.

Our overall position in our key markets is defensible due to high barriers to switching suppliers, such as up-front engineering and programming costs, and positive perceptions among core customers on key selection criteria, including quality and service.

Employees

As of December 29, 2018, we had approximately 2,065 full-time employees with 1,155 in the Americas, 570 in EMEA and 340 in APAC.  We believe that relations with our employees are good.  Approximately 440 of our employees in Italy are represented by a union.  We have constructive and productive dialog on a regular basis with union leaders.  To the best of our knowledge, there is no labor dispute, strike, controversy, slowdown, work stoppage or lockout pending or threatened against or affecting the Company, nor is there any basis for any of the foregoing.

Patents and Trademarks

In addition to trade secrets, unpatented know-how, and other intellectual property rights, we own approximately 150 patents and trademarks relating to certain of our products and businesses.  We believe that the growth of our business is dependent upon the quality and functional performance of our products and our relationship with the marketplace, rather than on any single patent, trademark, copyright, or other item of intellectual property or group of patents, trademarks or copyrights.  However, our patents are important in the defense of our intellectual property from competitors who exploit product development that is not otherwise legally protected by its creator.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as our proxy statements and other materials which are filed with or furnished to the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through the Helios website under the heading “Investors” and “SEC Filings” as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

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

Risks Relating to Our Business

General global economic trends and industry trends may affect our sales. The capital goods industry in general, and our businesses, are subject to economic cycles, which directly affect customer orders, lead times and sales volume. Economic downturns generally have a material adverse effect on our business and results of operations, as they did in 2009. Cyclical economic expansions such as those of 2017 and 2018, provide a context where demand for capital goods is stimulated, creating higher incoming order rates for the products we produce. Higher demand can lead to part shortages which drive costs up.  If demand gets too strong, lead times can be extended which may cause some customers to cancel orders.  In the Electronics segment, our business and widespread adoption of advanced digital control solutions that integrate technologies such as high-resolution displays, configurable software GPS navigation telematics, vehicle management systems, and diagnostics to improve engine safety, energy efficiency, performance, and reliability with less dependence on operator skill, is dependent on the general economy, but also favorable industry trends of the many industries our products serve. If one or more of these expected industry trends fails to occur, or occurs at a slower rate than expected, our sales growth will be negatively impacted, and our business will be adversely affected. In the future, continued weakening or improvement in the economy will directly affect orders and influence results of operations.

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

We are subject to intense competition.

Hydraulics

The Hydraulics segment is intensely competitive, and competition comes from many companies, some of which are full-line hydraulic system producers and others that are niche suppliers like us. Full-line producers can provide total hydraulic systems to customers, including components functionally similar to those manufactured by us. We believe that we compete based upon quality, reliability, price, value, speed of delivery and technological characteristics. Many Hydraulics segment competitors are owned by corporations that are significantly larger and have greater financial resources than we have. Also, competitors have emerged in low cost production areas such as Asia and Eastern Europe with look-alike products. We cannot provide assurance that we will continue to be able to compete effectively with these companies.

In addition, we compete in the sale of hydraulic valves, manifolds and integrated packages with certain of our customers, that also may be competitors. Generally, these customers purchase cartridge valves from us to meet a specific need in a system that cannot be filled by any valve they make themselves. To the extent that we introduce new products in the future that increase competition with such customers, it may have an adverse effect on our relationships with them.

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

We are subject to risks relating to international sales.  International sales represent a significant proportion of our consolidated sales.  Approximately 55% and 47% of our net sales were outside of the United States during 2018 and 2017, respectively. We will continue to expand the scope of operations outside the United States, both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of net sales in future periods.

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

Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, could result in fines, criminal penalties and an adverse effect on our business. We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including anti-corruption laws and export-import compliance and trade laws, due to our global operations. In particular, the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies, their agents, consultants and other business partners from making improper payments to government officials or other persons (i.e., commercial bribery) for the purpose of obtaining or retaining business or other improper advantage.  They also impose recordkeeping and internal control provisions on companies such as ours. We operate and/or conduct business, and any acquisition target may operate and/or conduct business, in some parts of the world, such as China, India and Russia, that are recognized as having governmental and commercial corruption and in such countries, strict compliance with anti-bribery laws may conflict with local customs and practices. Under some circumstances, a parent company may be civilly and criminally liable for bribes paid by a subsidiary.  We cannot provide assurance that our or any acquisition target’s internal control policies and procedures have protected us, or will protect us, from unlawful conduct of our employees, agents, consultants and other business partners. In the event that we believe or have reason to believe that violations may have occurred, including without limitation violations of anti-corruption laws, we may be required to investigate and/or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violation may result in substantial civil and/or criminal fines, disgorgement of profits, sanctions and penalties, debarment from future work with governments, curtailment of operations in certain jurisdictions, and imprisonment of the individuals involved.  As a result, any such violations may materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of these impacts could have a material, adverse effect on our business, results of operations or financial condition.

Fluctuations in exchange rates may affect our operating results and impact our financial condition. Fluctuations in the value of the U.S. dollar may increase or decrease our sales or earnings. Because our consolidated financial results are reported in U.S. dollars, when we generate sales or earnings in other currencies, or we pay expenses in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. If the U.S. dollar strengthens relative to the value of the local currency, we may be less competitive. In addition, our debt service requirements are predominantly in U.S. dollars and a portion of our cash flow is generated in British pounds, euros and other foreign currencies. Significant changes in the value of the foreign currencies relative to the U.S. dollar could impair our cash flow, results of operations, and financial condition.

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

In addition to currency translation risks, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency other than U.S. dollars. Given the volatility of exchange rates, we may not be able to effectively manage our currency or translation risks. Volatility in currency exchange rates may decrease our sales and profitability and impair our financial condition. We periodically evaluate our need to hedge our exposures to foreign currencies and enter into forward foreign exchange contracts as we deem necessary.

Our existing indebtedness could adversely affect our business and growth prospects. As of December 29, 2018, we had total indebtedness (including the current portion) of approximately $353 million. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

More specifically, under the terms of our senior credit facility, we have agreed to certain financial covenants. In addition, our senior credit facility places limitations on our ability to acquire other companies. Any failure by us to comply with the financial or other covenants set forth in our senior credit facility in the future, if not cured or waived, could result in our senior lender accelerating the maturity of our indebtedness or preventing us from accessing availability under our senior credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.

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

We may fail to successfully acquire or integrate companies that provide complementary products or technologies. A key component of our growth strategy and Vision 2025 depends upon our ability to successfully identify and integrate acquisition targets that complement our existing products and services. Such a strategy involves the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, and potential profitability of acquisition candidates and in integrating the operations of acquired companies, including Faster and Custom Fluidpower. In addition, any acquisitions of businesses with foreign operations or sales may increase our exposure to risks inherent in doing business outside the United States. From time to time, we may have acquisition discussions with potential target companies both domestically and internationally. Any acquisition may or may not occur and, if an acquisition does occur, it may not be successful in enhancing our business for one or more of the following reasons:

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

If we are unable to continue our technological innovation and successful introduction of new commercial products, our business will be adversely affected. The industries we serve in the Electronics segment experience ongoing technological change and product improvement. Manufacturers periodically introduce new generations of products or require new technological capacity to develop customized products or to respond to industry developments or needs. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in our markets, as well as our ability to acquire new product technologies or to fund and successfully develop, manufacture and market products in this constantly changing environment. We must continue to identify, develop, manufacture and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and competitive position. We may not be successful in acquiring and developing new products or technologies and any of our new products may not be accepted by our customers. If we fail to keep pace with evolving technological innovations in the markets we serve, our business will be adversely affected. Technology does not advance as quickly in the Hydraulics segment and, therefore, when there is risk relative to continued technological innovation, there is a lower threat than in the Electronics segment.

Our product development activities may not be successful, may be more costly than currently anticipated, or we may not be able to produce newly developed products at a competitive cost. Our business involves a significant level of product development activities, generally in connection with our customers’ development activities. Industry standards, customer expectations, or other products may emerge that could render one or more of our products or services less desirable or obsolete. Maintaining our market position requires continued investment in research and development. During an economic downturn or a subsequent recovery, we may need to maintain our investment in research and development, which may limit our ability to reduce these expenses in proportion to a sales shortfall. In addition, increased investments in research and development may divert resources from other potential investments in our business, such as acquisitions or investments in our facilities, processes and operations. If these activities are not as successful as currently anticipated, are not completed on a timely basis, or are more costly than currently anticipated, or if we are not able to produce newly developed products at a cost that meets the anticipated product cost structure, then our future sales, margins and/or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed. In the Electronics segment particularly, we rely significantly on trade secrets, including unpatented software algorithms, know-how, technology, and other proprietary information, to maintain our competitive position. We seek to protect software algorithms through encryption mechanisms in the distribution of our binary files used in programming our engine control products. However, we cannot guarantee that these encryption techniques can protect all or any portion of these binary files. In practice, we seek to protect our trade secrets by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. In practice, we also enter into confidentiality and noncompetition agreements with certain of our employees and consultants that obligate them to assign to us any inventions developed in the course of their work for us. However, we cannot guarantee that we have executed these agreements with each party that may have or has had access to our trade secrets or that the agreements we have executed will provide adequate protection. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. As a result, we may be forced to bring claims against third parties, or defend claims that they bring against us, to determine ownership of what we regard as our intellectual property. Monitoring unauthorized disclosure is difficult and we do not know whether the procedures we have followed to prevent such disclosure are, or will be, adequate. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States may be less willing or unwilling to protect trade secrets. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor, our competitive position would be harmed, which could have an adverse effect on our business and financial condition.

The inability to protect our intellectual property could reduce or eliminate any competitive advantage and reduce our sales and profitability, and the cost of protecting our intellectual property may be significant.  We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending patent and trademark applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. An inability to obtain registrations in the United States or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property rights may require expensive investment in protracted litigation and substantial management time, and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. In the Electronics segment, the key issued patents in our patent portfolio are scheduled to expire between 2023 and 2033. In the Hydraulics segment, the key issued patents in our patent portfolio are schedule to expire between 2020 and 2039.

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

We are dependent upon key employees and skilled personnel. Our success depends, to some extent, upon a number of key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Future operating results depend to a significant degree upon the continued contribution of key management, technical personnel and the skilled labor force. As the Company continues to expand internationally, additional management and other key personnel will be needed. Competition for management and engineering personnel is intense, and other employers may have greater financial and other resources to attract and retain these employees. We conduct a substantial part of our operations in Sarasota, Florida, Tulsa, Oklahoma and Rivolta D’adda, Italy. Our continued success is dependent on our ability to attract and retain a skilled labor force at these locations. There are no assurances that we will continue to be successful in attracting and retaining the personnel required to develop, manufacture and market our products and expand our operations.

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

Unforeseen or recurring operational problems at any of our facilities, or other catastrophic loss of one of our key manufacturing facilities, may cause significant lost production and adversely affect our results of operations.  Our manufacturing process could be affected by operational problems that could impair our production capability. Many of our manufacturing facilities contain high cost and sophisticated machines that are used in our manufacturing processes. Disruptions or shut downs at any of our facilities could be caused by:

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

We currently have operations located in geographies susceptible to severe weather events, such as hurricanes floods, earthquakes and tornadoes. A catastrophic event, whether resulting from severe weather or otherwise, could result in the loss of the use of all or a portion of one of our manufacturing facilities. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Any of these events individually or in the aggregate could have a material adverse effect on our business, financial condition and operating results.

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

U.S. federal income tax reform could adversely affect us and our shareholders. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities have been revalued at the newly-enacted U.S. corporate rate, and the impact was recognized in our tax expense for the 2017 year. As the United States Department of Treasury and the IRS continue to issue regulations interpreting the implications of the TCJA, we continue to examine the impact that this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. We urge our shareholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

Regulations related to “conflict minerals” may force us to incur additional expenses and may result in damage to our reputation. We are subject to the Securities and Exchange Commission’s regulations applicable to companies that use certain minerals, known as conflict minerals, in their products or in the production of their products, whether or not these products are manufactured by third parties. These requirements require us to conduct an inquiry into the country of origin of the conflict minerals used, and if it is determined that the conflict minerals used may have originated in the Democratic Republic of Congo or other covered countries, conduct due diligence on the source and chain of custody of the conflict minerals. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products or in the manufacturing process. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products be conflict mineral free.

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

Although we currently maintain product liability coverage, which we believe to be adequate for the continued operation of our business, such insurance may become difficult or impossible to obtain in the future on terms acceptable to us. Moreover, our insurance coverage includes customary exclusions and conditions, may not cover certain specialized applications, and generally does not cover warranty or recall claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition and adversely affect our results of operations. Furthermore, regardless of the outcome, product liability claims can be expensive to defend, can divert the attention of management and other personnel for significant periods of time, and can cause reputational damage.

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

We may be subject to influence by certain shareholders and management. Christine L. Koski, the daughter of the deceased founder of the Company, Robert E. Koski, is a member of the board of directors. She, along with other family members, own or control approximately 9% of the outstanding shares of our common stock. Accordingly, the members of the Koski family may have some ability to influence the election of our directors and the outcome of certain corporate actions requiring shareholder approval. Such influence could preclude any acquisition of the Company and could adversely affect the price of our common stock. Our directors and executive officers as a group beneficially own or control approximately 6% of the outstanding shares of our common stock.

We may not pay dividends on our common stock. Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments and as permitted by our debt agreements. Although historically we have paid a continuous quarterly dividend and a periodic special dividend, we are not required to declare cash dividends on our common stock and the payment of future quarterly and special dividends is subject to the discretion of our board of directors. In determining the amount of any future quarterly or special dividends, our board of directors will consider economic and market conditions, our financial condition and operating results. Any change in our historical dividend practice could adversely affect the market price of our common stock. If our board of directors decides not to pay dividends in the future, then a return on your investment in our common stock will only occur if our stock price appreciates.

Securities analysts may issue negative reports or cease to cover our common stock, which may have a negative impact on the market price of our common stock. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who elects to cover us downgrades our stock, then our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of Helios, we could lose visibility in the market, which in turn could cause our stock price to decline. This could have a negative effect on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Corporate Office

We lease office space in Sarasota, FL that is used as our corporate headquarters.

Segments

The table below presents information on the primary operating facilities in our Hydraulics and Electronics segments. These locations are generally used for manufacturing and distribution activities as well as sales, engineering and administrative functions.

Hydraulics Segment
	Number of	Square Footage (in thousands)
Country	Locations	Owned	Leased	Total
Australia	8	7	28	35
China	1	—	12	12
Germany	1	54	—	54
India	1	—	41	41
Italy	1	—	232	232
South Korea	1	11	—	11
United Kingdom	1	37	—	37
United States	2	223	56	279
Total	16	332	369	701

Electronics Segment
	Number of	Square Footage (in thousands)
Country	Locations	Owned	Leased	Total
China	1	—	9	9
United Kingdom	1	18	—	18
United States	2	179	6	185
	4	197	15	212

In addition to our primary operating facilities, we also lease office space that is used for sales, engineering and administrative activities in Argentina, Brazil, Germany, India, China and Australia.

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

Holders

There were 188 shareholders of record of Common Stock on February 15, 2019.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies.

Dividends

We have historically paid regular quarterly dividends of $0.09 per share. In addition, we declared a special cash dividend in 2017 equal to $0.02 per share.  Our board of directors currently intends to continue to pay a quarterly dividend of $0.09 per share during 2019.  However, the declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

Equity Compensation Plans

Information called for by Item 5 is provided in Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report (Item 8 of this report).

Issuer Purchases of Equity Securities

We did not repurchase any of our stock during the years ended December 29, 2018 and December 30, 2017.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Helios, the Russell 2000 Index and the Dow Jones US Diversified Industries Index, from December 28, 2013, to December 29, 2018, assuming $100 invested in each on December 28, 2013.  Total return assumes reinvestment of any dividends for all companies considered within the comparison.  The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/27/2014	1/2/2016	12/31/2016	12/30/2017	12/29/2018
Helios Technologies	100.02	81.48	103.88	169.27	87.88
Russell 2000 Index	106.00	100.49	121.91	139.76	123.38
Dow Jones US Diversified Industries Index	103.37	114.60	127.15	118.77	88.25

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following summary should be read in conjunction with the consolidated financial statements and related notes contained herein.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1.  Business."

We report on a fiscal year that ends on the Saturday closest to December 31st.  Each quarter generally consists of thirteen weeks. The 2018 and 2017 fiscal years ended December 29, 2018 and December 30, 2017, respectively.  The 2015 fiscal year ended January 2, 2016; as a result, the quarter ended January 2, 2016 consisted of fourteen weeks, resulting in a 53-week year.

	Year ended
	Dec 29, 2018	Dec 30, 2017	Dec 31, 2016	Jan 2, 2016	Dec 27, 2014
	(in thousands except per share data)
Statement of Operations:
Net sales	$508,045	$342,839	$196,934	$200,727	$227,673
Gross profit	192,683	136,525	71,349	77,093	93,892
Operating income	75,554	61,491	34,459	46,891	64,071
Income before income taxes	56,395	47,544	34,901	49,230	65,742
Net income	46,730	31,558	23,304	33,138	43,775
Basic and diluted net income per common share	1.49	1.17	0.87	1.24	1.65
Dividends per common share	0.36	0.38	0.40	0.45	1.45
Other Financial Data:
Depreciation and amortization	$39,714	$19,190	$11,318	$9,557	$8,718
Capital expenditures	28,380	22,205	6,187	6,106	10,667
Balance Sheet Data:
Cash and cash equivalents	$23,477	$63,882	$74,221	$81,932	$56,843
Working capital	103,866	100,913	110,192	145,336	119,815
Total assets	1,042,165	459,766	444,777	241,540	222,764
Total debt	352,685	116,000	140,000	—	—
Shareholders’ equity	530,768	272,673	236,397	222,187	198,259

Our acquisition activity impacts the comparability of the selected financial information presented above. We completed the following acquisitions during the periods presented above: Enovation Controls, LLC acquired on December 5, 2016, Faster S.r.l. acquired on April 5, 2018 and Custom Fluidpower Pty Ltd acquired on August 1, 2018. The results of operations and estimated fair value of assets acquired and liabilities assumed are included in our financial statements for all periods subsequent to the acquisition dates. Additional details of our acquisitions are provided in Note 3 of the Notes to the Consolidated Financial Statements included in this Annual Report (Item 8 of this report).

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

The operating results of the Hydraulics and Electronics segments included in MD&A are presented on a basis consistent with our internal management reporting. Segment information included in Note 17 of the Notes to the Consolidated Financial Statements included in this Annual Report is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the United States (“U.S. GAAP”), specifically the allocation of certain corporate and acquisition-related costs, are included in Corporate and Other.

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

On August 6, 2018, we announced the adoption of Helios Technologies as our business name.  Sun Hydraulics, LLC (a newly-formed Florida limited liability company that holds the historical net operating assets of the Sun Hydraulics brand entities and Custom Fluidpower), along with Enovation Controls and Faster are the three wholly-owned operating subsidiaries of Helios Technologies under the new holding company name.  The changing of the holding company business name is a reflection of the tremendous growth the Company has accomplished over the last twenty-two months, including the addition of various operating companies under our umbrella. Shares of Helios Technologies continue to trade on Nasdaq as SNHY.

Vision 2025

In 2016, we introduced our vision for the Company for the next decade.  We believe it is important to reach a critical mass of $1 billion in sales by 2025 while remaining a technology leader in the industrial goods sector.  To achieve our goal, we are targeting organic sales of our Hydraulics segment, including Faster and Custom Fluidpower, of approximately $730 million, sales of our Electronics segment of approximately $200 million and acquisitions of approximately $70 million in revenue.  Through this growth, our decision-making process will consider our desire to maintain superior profitability and financial strength. While acquisitions remain an important component of our long-term strategy, our near-term focus is on integrating our recently acquired businesses and improving operating performance.

Product development is a key factor to organic and synergistic growth in both the Hydraulics and Electronics segments, including joint development between the two segments.  In the Hydraulics segment, our most recent product introductions have been electro-hydraulics products: the FLeX™ Series Solenoid Valves and the XMD Bluetooth-configurable electro-hydraulics driver.  XMD represents the first of its kind from Sun Hydraulics and was jointly engineered by a team comprised of Hydraulics and Electronics segment personnel. We expect the trend for development of similar types of products to continue as capital goods markets move toward further electrification and digitalization of machines.

Acquisitions of companies that advance our technology capabilities will be critical to achieving our Vision 2025.  Target product offerings include additional CVT, CVT-adjacent hydraulic products, electronic controls and implementation, and linked technologies such as electro-mechanical actuators, factory automation, software or products relevant to the Internet of Things. Cultivating relationships with potential acquisition targets can often be a lengthy process, but we believe it is key to creating successful acquisitions with sustainable business results.  We have an established list of potential targets at any given time and entertain reviewing other opportunities for acquisition as they become known to us.

Acquisitions

The December 2016 acquisition of Enovation Controls was a significant step toward realizing our vision.  Enovation Controls improves and expands our technology offering, allows us to develop and market integrated solutions of electronics and hydraulics, and, most importantly, advances our electrification and digitization initiatives across our product portfolio.  The acquisition brought the Company new end markets, diversification of our technology platform, and provided entry into highly sophisticated, specialized markets.  Enovation Controls provides us with a large team of approximately 100 electrical, mechanical and software engineers with a track record of new product development and technical innovation. In addition, the sales team has developed strong customer relationships from which market insight can be drawn.

In April 2018, we completed our acquisition of Faster, an Italian company headquartered near Milan, Italy.  Faster is a worldwide leader in engineering, manufacturing, marketing and distribution of hydraulic coupling solutions. The completion of this acquisition brings us another step closer to the realization of our Vision 2025. Faster fits this strategy well and upholds a strongly innovative culture, driving new product development and market leadership. Faster further diversifies the Company more deeply into the global agriculture market. The business also broadens our global footprint, advancing our “in the region, for the region” initiative.

On August 1, 2018, we completed our acquisition of Custom Fluidpower, a leading provider of hydraulic, pneumatic, electronic and instrumentation solutions. The company supplies hydraulic, pneumatic, filtration and lubrication products and offers complete system design, installation and commissioning, and service and repairs, to a broad range of industries including agriculture, aerospace, exploration, industrial, marine, mobile, mining and material handling.  Headquartered in Newcastle, NSW, Australia, Custom Fluidpower has operational branches co-located with its headquarters as well as throughout Australia.  Custom Fluidpower further diversifies our hydraulics product and service portfolio and provides regional value-add capabilities to continue successful penetration of the APAC region and particularly Southeast Asia.

2017 Restructure

On December 29, 2017, we merged the operations of two of our wholly owned subsidiaries in our Electronics segment, High Country Tek (“HCT”) and Enovation Controls. Enovation Controls was the surviving legal entity and continues to sell HCT products under the HCT™ brand. HCT historically operated from its facility in Nevada City, California. The HCT operations were relocated to Enovation Controls’ Tulsa manufacturing facility. Costs of the restructuring totaled $1.4 million and were related primarily to severance costs. These costs are included in the cost of sales and restructuring charges line items in the Consolidated Statements of Operations for 2017.

Industry Conditions

Market demand for our products is dependent on demand for the industrial goods in which the products are incorporated.  The capital goods industries in general, and the Hydraulics and Electronics segments specifically, are subject to economic cycles.  According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the United States index of shipments of hydraulic products increased 13% in 2018, after increasing 11% in 2017 and decreasing 9% in 2016. The Institute of Printed Circuits Association reports that slowing growth continues for North American electronics business while leading indicators are mixed. Sales growth for printed circuit boards (PCB) and semiconductors has slowed while sales growth remains flat for electronics manufacturing services (EMS). Indicators suggest the likelihood of continued sales growth in the electronics industry into the first quarter of 2019.

We utilize industry trend reports from various sources, as well as feedback from customers and distributors, to evaluate economic trends.  We also rely on global government statistics such as Gross Domestic Product and Purchasing Managers Index to understand higher level economic conditions.

2018 Results and Comparison of Years Ended December 29, 2018 and December 30, 2017

Faster and Custom Fluidpower were acquired on April 5, 2018 and August 1, 2018, respectively. Our consolidated operating results for the year ended December 29, 2018 include the results of these Companies subsequent to their respective acquisition dates. For comparability we have presented results for Sun, Faster and Custom Fluidpower separately, in the Hydraulics segment results section.

(in millions except net income per share)	For the year ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Net sales	$508.0	$342.8	$165.2	48.2%
Gross profit	$192.7	$136.5	$56.2	41.2%
Gross profit %	37.9%	39.8%
Operating income	$75.6	$61.5	$14.1	22.9%
Operating income %	14.9%	17.9%
Net income	$46.7	$31.6	$15.1	47.8%
Basic and diluted net income per common share	$1.49	$1.17	$0.32	27.4%

Consolidated sales for the 2018 year improved to $508.0 million, 48.2%, over the prior year, of which $106.5 million, 31.1%, was contributed by Faster, $20.3 million, 5.9%, was contributed by Custom Fluidpower, and $38.4 million, 11.2%, was a result of organic growth. Demand for our products remained strong and we continue to see sales growth in most of our geographic regions and end markets. Price increases positively impacted sales for the year by $2.1 million. Changes in foreign currency exchange rates favorably impacted the sales and earnings per share (“EPS”) of our historical businesses during the current year by $3.1 million and $0.01, respectively, when compared to the prior year. Compared with foreign currency exchange rates in effect at the respective acquisition dates, changes in exchange rates had an unfavorable impact on the sales of our acquired businesses during the period subsequent to acquisition by $5.2 million, and unfavorably impacted EPS for the year by $0.02.

Gross profit margin declined 1.9 percentage points during 2018 from 39.8% to 37.9%.  The addition of Faster and Custom Fluidpower impacted consolidated gross profit margin for the period. Additional detail of this impact is presented in the Hydraulics segment results section. Gross margin for the 2018 year was further affected by $4.4 million of amortization of acquisition related inventory step up costs resulting from the Faster and Custom Fluidpower acquisitions. The gross profit margin of our legacy businesses improved 0.6 percentage points to 40.4% during the 2018 year driven by increased sales volume, price increases and a reduction of operational inefficiencies that were realized in the fourth quarter of the prior year.

Operating income margin fell 3.0 percentage points compared to the prior year, primarily due to the inventory step-up amortization referred to above, an increase of $14.8 million in acquisition related amortization of intangible assets and $5.5 million in transaction costs for the Faster and Custom Fluidpower acquisitions.

Net income and EPS were negatively impacted by the change in fair value of contingent consideration liabilities incurred in connection with the Enovation Controls and Faster acquisitions during 2018 totaling $1.2 million and $0.04, net of tax, respectively. In the prior year the negative impact of these items on sales and EPS, net of tax, totaled $6.1 million and $0.22, respectively.

2019 Outlook

Consolidated revenue for the full year 2019 is expected to be between $590 million and $600 million, with the Hydraulics segment contributing between $464 million and $469 million and the Electronics segment contributing between $126 million and $131 million. Consolidated U.S. GAAP EPS is expected to be $2.10 to $2.20 for the full year 2019. Consolidated non-GAAP cash EPS, which excludes amortization expense and certain one-time costs, is expected to be between $2.55 and $2.65. The full year adjusted EBITDA margin, prior to certain one-time costs, is anticipated to be 24.5% to 25.5%.

Segment Results

Hydraulics

The Hydraulics segment provides the global capital goods industries with hydraulic components and systems used to transmit power and control force, speed and motion.  On a component level, Sun Hydraulics designs and manufactures screw-in hydraulic cartridge valves, manifolds, and integrated fluid power packages and subsystems used in hydraulic systems. The Hydraulics segment includes the results of Faster and Custom Fluidpower subsequent to their acquisitions on April 5, 2018 and August 1, 2018, respectively. On a component level, Faster designs and manufactures quick release couplings, multi connections and casting solutions for all hydraulics applications at medium, high and extremely high pressures. Custom Fluidpower is a supplier of hydraulics, pneumatic, filtration and lubrication products and offers complete system design, installation and commissioning, and service and repairs. The following table sets forth the results of operations for the Hydraulics segment (in millions):

	For the year ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Net sales	$381.8	$230.7	$151.1	65.5%
Gross profit	$141.7	$91.7	$50.0	54.5%
Gross profit %	37.1%	39.7%
Operating income	$83.9	$54.9	$29.0	52.8%
Operating income %	22.0%	23.8%

Sun, Faster and Custom Fluidpower results are as follows (in millions):

	For the year ended December 29, 2018
	Sun Hydraulics	Faster	Custom Fluidpower
Net sales	$255.0	$106.5	$20.3
Gross profit	$98.7	$37.0	$6.0
Gross profit %	38.7%	34.7%	29.6%
Operating income	$61.0	$21.4	$1.5
Operating income %	23.9%	20.1%	7.4%

Net sales for the Hydraulics segment totaled $381.8 million in 2018, representing growth of $151.1 million, 65.5%, over the prior year.  Faster and Custom Fluidpower contributed $106.5 million and $20.3 million during the year respectively. Sun Hydraulics net sales increased $24.3 million over the prior year. Sun’s growth was driven by increased demand in all geographic markets with the strongest growth occurring in the Asia/Pacific region.  While demand has remained strong, supply chain and capacity constraints have limited growth in shipments, increasing Sun’s backlog. Sun’s ability to grow at an even further accelerated pace was affected by the Sarasota manufacturing consolidation project. The project involves relocating Sun’s U.S. manufacturing operations into 2 adjacent facilities in Sarasota, implementing lean manufacturing and streamlining the production process. The third facility will be utilized as an expanded state-of-the-art testing center for our engineering teams. Production capacity is expected to improve at least 15% throughout 2019. The manufacturing consolidation project is expected to be complete at the end of the first quarter of 2019.

Sun implemented price increases during the third quarter of 2018, which partially offset material cost increases and resulted in an estimated $2.1 million increase in sales during the year.

Changes in exchange rates had a favorable impact on Sun’s sales totaling $2.6 million, compared to the prior year. Since the acquisition of Faster in April 2018, the euro declined in value to the U.S. dollar resulting in an unfavorable impact on Faster sales of $4.6 million during the period. Since the acquisition of Custom Fluidpower in August of 2018, the Australian dollar declined in value to the U.S. dollar resulting in an unfavorable impact on Custom Fluidpower sales of $0.6 million during the period.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	For the year ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Americas	$148.7	$103.9	$44.8	43.1%
Europe/Middle East/Africa	129.6	66.2	63.4	95.8%
Asia/Pacific	103.5	60.6	42.9	70.8%
Total	$381.8	$230.7

For the 2018 year, Faster contributed $34.8 million, $60.3 million and $11.4 million to our sales in the Americas, EMEA and Asia/Pacific regions, respectively. Custom Fluidpower contributed $20.3 million to our sales in the Asia/Pacific region during 2018.

Demand continued to be strong in the Americas region during 2018 with organic sales increasing $9.9 million, 9.5%, compared to the prior year. Organic sales to the EMEA region during 2018 increased $3.0 million, 4.5%, compared to the prior year, primarily due to increased demand in Germany and the U.K. Exchange rates had a favorable impact on sales to the EMEA region of $1.7 million during 2018, compared to 2017. Organic sales to the Asia/Pacific region during 2018 were up $11.4 million, 18.8%, compared to 2017. Increased demand in China and South Korea and sales and marketing initiatives in the region led to the growth. Exchange rates had a favorable impact on organic sales to the Asia/Pacific region during 2018 of $0.9 million, compared to 2017.

Hydraulics segment gross profit grew $50.0 million, 54.5%, in 2018. Faster contributed $37.0 million of the increase, representing 34.7% gross profit margin. Custom Fluidpower contributed $6.0 million of the increase, representing 29.6% gross profit margin. Custom Fluidpower is a value-add integrator business which typically earns lower margins than our manufacturing businesses. Sun’s gross profit increased $7.0 million, 7.6%, over the prior year while the gross profit margin declined 1.0 percentage point to 38.7%. Increased sales volume and price increases impacted Sun’s gross profit by approximately $7.6 million and $2.1 million during the year, respectively. Sun’s decrease in margin was driven by higher material costs due to inflationary pressure in the supply chain, partially offset by price increases, and was further impacted by Sun’s manufacturing consolidation project in Sarasota, FL, which disrupted productivity during the second half of the year.

Operating income grew $29.0 million, 52.8%, in 2018 to $83.9 million compared to $54.9 million in 2017. Operating margin declined 1.8 percentage points to 22.0% from 23.8% in 2017.  Faster and Custom Fluidpower contributed $21.4 and $1.5 million of the increase, respectively, representing 20.1% and 7.4% operating margins for the year, respectively. Sun’s operating income grew $6.1 million, 11.1%, in 2018 and margin increased 0.1 percentage point over the prior year, to 23.9%. The improvement in Sun’s operating income during 2018 was primarily due to sales volume and price increases.  Sun’s selling, engineering and administrative costs (“SEA”) as a percentage of sales decreased to 14.7% in 2018 compared to 15.8% in 2017.

SEA expenses rose $21.1 million, 57.7%, to $57.6 million in 2018, compared to $36.5 million in the prior year. Faster and Custom Fluidpower SEA costs totaled $15.6 million and $4.5 million during 2018, respectively. Sun SEA costs increased $1.0 million, 2.6%, over the prior year, while Sun’s SEA margin decreased by 1.1 percentage point primarily due to our leverage of fixed costs on higher sales. In addition, $4.9 million of costs to support Helios’s corporate operations were allocated to the segment during the year. These costs primarily consisted of payroll and professional fees incurred directly by the Helios entity.

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

	For the year ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Net sales	$126.2	$112.2	$14.0	12.5%
Gross profit	$55.4	$46.6	$8.8	18.9%
Gross profit %	43.9%	41.5%
Operating income	$25.0	$17.9	$7.1	39.7%
Operating income %	19.8%	16.0%

Net sales for our Electronics segment totaled $126.2 million in 2018, an increase of $14.0 million, 12.5%, over the prior year. The sales growth was driven by demand in the industrial, power generation, construction and recreational vehicle end markets, our proactive sales initiatives and increased product offerings. Changes in exchange rates had a favorable impact on 2018 sales of $0.6 million.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	For the year ended
	December 29, 2018	December 30, 2017	$ Change	% Change
Americas	$108.9	$95.0	$13.9	14.6%
Europe/Middle East/Africa	10.1	10.9	(0.8)	(7.3)%
Asia/Pacific	7.2	6.3	0.9	14.3%
Total	$126.2	$112.2

Demand continued to be strong in the Americas region with sales growth of $13.9 million, 14.6%, over the prior year. Sales to the EMEA region declined $0.8 million, 7.3%, over the prior year, impacted by project timing. Exchange rates had a favorable impact on sales to the EMEA region of $0.5 million for the year. Sales to the Asia/Pacific region increased $0.9 million, 14.3%, over the prior year. Exchange rates had a favorable impact on Asia/Pacific sales during 2018 of $0.1 million.

Gross profit grew $8.8 million, 18.9%, in 2018 and gross profit margin increased 2.4 percentage points, up to 43.9% from 41.5% in 2017. Increased sales volume impacted gross profit by $4.1 million. Gross margin for the 2017 year was unfavorably impacted by $3.0 million of operational items including excess scrap adjustments and inventory write offs that resulted from new product manufacturing and the addition of a new manufacturing process for surface mount technology production. These issues were directly related to the complex carve-out of the two Enovation Controls lines of business that were acquired in December of 2016. During 2018, we benefited from process efficiencies that resulted from our ability to get ahead of the learning curve for SMT production as well as process improvements that led to a significant reduction of scrap adjustments.

Operating income increased $7.1 million, 39.7%, in 2018 over the 2017 year and operating margin increased 3.8 percentage points, up to 19.8% from 16.0% in 2017. SEA expenses grew $2.8 million, 10.1%, to $30.4 million in 2018 compared to $27.6 million during the 2017 year primarily to support revenue growth. The improvement in operating income was primarily related to sales volume, price increases and process efficiencies. Included in cost of sales and restructuring charges for 2017 is $0.4 million and $1.0 million, respectively, of charges related to the merger of Enovation Controls and HCT. In addition, $1.5 million of costs to support Helios’s corporate operations were allocated to the segment during the 2018 year. These costs primarily consisted of payroll and professional fees incurred directly by the Helios entity.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. Corporate and other costs increased over 2017 by $22.0 million, which was due to Faster and Custom Fluidpower acquisition-related charges.  For the year ended December 29, 2018, these costs totaled $33.4 million and were primarily for acquisition-related items such as Faster and Custom Fluidpower transaction costs of $5.5 million, charges related to inventory step-up to fair value of $4.4 million, amortization of acquisition-related intangible assets of $23.0 million and $0.5 million related to other acquisition activities and corporate projects and initiatives. For the year ended December 30, 2017, these costs totaled $11.4 million and included corporate costs not deemed to be allocable to our business segments of $1.4 million, acquisition-related costs including charges related to inventory step-up to fair value of $1.8 million, and amortization of acquisition-related intangible assets of $8.2 million.

Interest Expense, net

Net interest expense increased $10.1 million during 2018 to $13.9 million compared to $3.8 million for 2017. This increase is attributable to the additional borrowings on our credit facility during the year to fund acquisition activity. Average net debt for the year ended December 29, 2018, totaled $190.7 million compared to $59.0 million for the year ended December 30, 2017.

Change in Fair Value of Contingent Consideration

The fair value of our acquisition-related contingent consideration liability is revalued each quarter to its estimated fair value, and changes are recorded in earnings of the period. Changes in fair value are primarily a result of actual sales volume and EBITDA results of Enovation Controls for the periods as well as changes in the probabilities of estimated future sales volume and EBITDA results of Enovation Controls. During 2018, we recognized an increase in the fair value of the liability totaling $1.5 million, compared to an increase of $9.5 million during 2017.

Income Taxes

The provision for income taxes for the year ended December 29, 2018, was 17.1% of pretax income compared to 33.6% for the year ended December 30, 2017.  These effective rates typically fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products. The 2017 and 2018 rates were also impacted by the US tax reform.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code.  Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.  As a result of the Act, recorded in our 2017 year-end income tax provision were $0.5 million of additional income tax expense, including a benefit of $1.5 million related to remeasurement of deferred tax assets and liabilities and $2.0 million of expense related to one-time transition tax on mandatory deemed repatriation of foreign earnings.  Refinements to these items were made during 2018 for the purpose of 2017 tax return reporting, and provision-to-return adjustments have been recorded in the 2018 year-end provision to adjust the transition tax to $0.6 million. We elected to pay the transition tax over an eight year period, as proscribed by the legislation.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act.  In accordance with SAB 118, we determined the $1.5 million of deferred tax benefit recorded related to remeasurement of deferred tax assets and liabilities and $2.0 million of current tax expense recorded related to transition tax on mandatory deemed repatriation of foreign earnings were provisional amounts and reasonable estimates at December 30, 2017.  For 2018 year-end provision purposes, additional work was performed to complete a more detailed analysis of our deferred tax assets and liabilities, our historical attributes giving rise to the transition tax calculation inputs, and potential correlative adjustments of each of these items.  Adjustments to these amounts were recorded to current tax expense in 2018.

Further, in accordance with SAB 118, we continued evaluating our permanent reinvestment assertion as further consideration is given to how the Act impacts the future cash flow position of the Company.  Our foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in our operations outside of the U.S. Pursuant to ASC Topic No. 740-30 (formerly APB 23), undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes under U.S. tax law. In determining if the undistributed earnings of our foreign subsidiaries are permanently reinvested, we consider the following: (i) the forecasts, budgets, debt commitments, and cash requirements of our U.S business and our foreign subsidiaries, both for the short and long term; (ii) the tax consequences of any decision to reinvest foreign earnings, including any changes in U.S. income tax law relating to the treatment of these undistributed foreign earnings; and (iii) any U.S. and foreign government programs or regulations relating to the repatriation of these unremitted earnings. As of December 29, 2018, we have recognized deferred income taxes of approximately $31 thousand on earnings that are no longer permanently reinvested in foreign operations. We assert that $19.7 million of undistributed earnings are permanently reinvested in our foreign operations and have no current plans to repatriate those earnings.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act.  The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.  The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as a period cost are acceptable methods subject to an accounting policy election.  We have elected to treat any taxes on GILTI inclusions as period costs. We had also recorded estimates in the 2017 year-end provision in accordance with SAB 118 for certain directly- and indirectly-correlated effects in our year end income tax provision including, but not limited to, state and local income taxes, domestic production activities deduction, and fixed asset depreciation. These effects have been further evaluated and final determinations recorded of the appropriate accounting for the Act.

2017 Results and Comparison of Years Ended December 30, 2017 and December 31, 2016

(in millions except net income per share)	For the year ended
	December 30, 2017	December 31, 2016	$ Change	% Change
Net sales	$342.8	$196.9	$145.9	74.1%
Gross profit	$136.5	$71.3	$65.2	91.4%
Gross profit %	39.8%	36.2%
Operating income	$61.5	$34.5	$27.0	78.3%
Operating income %	17.9%	17.5%
Net income	$31.6	$23.3	$8.3	35.6%
Basic and diluted net income per common share	$1.17	$0.87	$0.30	34.5%

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

Operating income margins saw slight improvement, 0.4 percentage points, compared to the prior year.  2017 was impacted by an increase in amortization expense totaling $6.9 million and one-time expenses such as restructuring charges incurred for the merger of HCT and Enovation Controls and a rise in corporate related costs for activities, such as our 2018 recent public equity offering and our continued efforts to locate acquisition opportunities.

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

Segment Results

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	For the year ended
	December 30, 2017	December 31, 2016	$ Change	% Change
Net sales	$230.7	$189.5	$41.2	21.7%
Gross profit	$91.7	$69.9	$21.8	31.2%
Gross profit %	39.7%	36.9%
Operating income	$54.9	$39.1	$15.8	40.4%
Operating income %	23.8%	20.6%

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

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	For the year ended
	December 30, 2017	December 31, 2016	$ Change	% Change
Americas	$103.9	$88.1	$15.8	17.9%
Europe/Middle East/Africa	66.2	58.2	8.0	13.7%
Asia/Pacific	60.6	43.2	17.4	40.3%
Total	$230.7	$189.5

Increased demand in the U.S. and Canada resulted in sales to the Americas growing by $15.8 million, 17.9%, during 2017.

Sales to EMEA were up $8.0 million, 13.7%, in 2017. Increased demand, primarily in the United Kingdom and Germany led to the growth. Exchange rates had an unfavorable impact on sales to EMEA of approximately $0.2 million for the year.

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

SEA expenses grew $6.1 million, 20.1%, to $36.5 million in 2017, compared to $30.4 million in the prior year. The fluctuations were due to the following: increased compensation costs primarily related to investments in strong talent necessary to support our initiatives to drive future revenue growth and profitability, increased professional fees for legal and advisory services related to special strategic projects and initiatives, increased investments in research and development, and lower CEO transition costs in 2017 compared to 2016.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	For the year ended
	December 30, 2017	December 31, 2016
Net sales	$112.2	$7.4
Gross profit	$46.6	$2.5
Gross profit %	41.5%	33.8%
Operating income	$17.9	$(0.6)
Operating income %	16.0%	(8.1)%

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

Liquidity and Capital Resources

Historically, our primary source of capital has been cash generated from operations. In recent years we have used borrowings on our credit facilities to fund acquisitions, and during 2018 we raised $240 million in net proceeds from our public stock offering which was also used to fund acquisition activity during the year. During 2018 cash provided by operating activities totaled $77.5 million and as of December 29, 2018 we had $23.5 million of cash and cash equivalents on hand and $146.4 million of available credit on our revolving credit facilities. We also have a $200 million accordion feature available on our credit facility, subject to certain pro forma compliance requirements.

Our principal uses of cash have been paying operating expenses, paying dividends to shareholders, making capital expenditures, acquisition-related payments and servicing debt.

We believe that the cash generated from operations and the borrowing availability under our credit facilities will be sufficient to satisfy our operating expenses and capital expenditures for the foreseeable future. In the event that economic conditions were to severely worsen for a protracted period of time, we would have several options available to ensure liquidity in addition to increased borrowing. Capital expenditures could be postponed since they primarily pertain to long-term improvements in operations. Additional operating expense reductions also could be made. Finally, the dividend to shareholders could be reduced or suspended.

Cash flows

The following table summarizes our cash flows for the periods (in millions):

	For the year ended
	December 29, 2018	December 30, 2017	$ Change
Net cash provided by operating activities	$77.5	$49.4	$28.1
Net cash used in investing activities	(565.5)	(16.0)	(549.5)
Net cash provided by (used in) financing activities	447.3	(50.0)	497.3
Effect of exchange rates on cash	0.3	6.3	(6.0)
Net decrease in cash and cash equivalents	$(40.4)	$(10.3)	$(30.1)

Cash on hand decreased $40.4 million from $63.9 million at the end of 2017 to $23.5 million at the end of 2018. The decrease was a result of our investing activities during the year including the acquisitions of Faster in April 2018 and Custom Fluidpower in August 2018. Cash and cash equivalents were favorably impacted by changes in exchange rates during the years ended December 29, 2018 and December 30, 2017 totaling $0.3 million and $6.3 million, respectively. Cash balances on hand are a result of our cash management strategy which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and also paying down borrowings on our credit facilities.

Operating activities

Cash from operations increased $28.1 million, 56.9%, compared to the prior-year primarily due to a significant increase in cash earnings offset by increases in operating assets and liabilities, net of acquisitions. Changes in inventory and accounts receivable, net of acquisitions, reduced cash by $17.7 million in 2018 compared to a reduction of cash of $24.1 million during 2017.

Total accounts receivable, net balances grew $35.3 million as of December 29, 2018 compared to December 30, 2017, of which $33.5 million of the increase was attributable to acquisitions. The remainder of the fluctuation was a result of the growth in organic net sales over the prior year. Days sales outstanding went up to 52 days as of December 29, 2018, from 40 days as of December 30, 2017, primarily due to Faster’s and Custom Fluidpower’s collection periods exceeding that of our historical business given the business model differences. Inventory balances increased $44.4 million over the prior year, of which $35.9 million of the increase was attributable to acquisitions. Inventory levels were higher than normal in response to the strong demand in the hydraulics industry during 2018. The overall cost of inventory is also higher due to tariffs imposed on U.S. imports. Days of inventory on hand went up to 96 as of December 29, 2018, from 64 as of December 30, 2017, due to Faster’s and Custom Fluidpower’s business model differences and Sun’s supplier and capacity constraints.

Investing activities

Cash used in investing activities increased during 2018 by $549.5 million compared to 2017. Acquisitions accounted for $534.7 million of the fluctuation. Capital expenditures were $28.4 million for the year ended December 29, 2018; $6.2 million, 27.8%, higher than the prior year. Current year capital expenditures were primarily made up of purchases of machinery and equipment, Sun’s manufacturing consolidation project, and the completion of construction of our new production facility in South Korea. Capital expenditures for 2019 are estimated to be between $30 million and $35 million, primarily for investments in machinery and equipment, the completion of Sun’s manufacturing consolidation project, which includes a state-of-the-art R&D lab, and expansion of our operations in China.

Financing activities

Cash flows provided by financing activities totaled $447.3 million in 2018, compared to cash used in financing activities of $50.0 million in 2017.

On February 6, 2018, the Company issued and sold 4.4 million shares of its common stock at $57.50 per share in a registered public offering.  The net increase to shareholders’ equity and cash proceeds from the offering was approximately $240 million.  We initially used $116 million of the proceeds to repay the outstanding debt under our credit facility and used the remaining proceeds in April of 2018 to fund the Faster acquisition.

On April 1, 2018, we amended our credit facility to increase the limit on our revolving credit facility to $400 million and add a term loan of $100 million. We also increased the accordion feature to $200 million. During the second quarter of 2018, we paid cash of approximately $175.0 million and borrowed $358.0 million on our term loan and line of credit to complete the acquisition of Faster. During the third quarter we borrowed additional amounts on our revolving credit facility to fund the acquisition of Custom Fluidpower. Cash paid for the Custom Fluidpower acquisition totaled approximately $9.3 million. Amounts due on our revolving credit facilities and our long-term non-revolving debt as of December 29, 2018 totaled $255.8 million and $96.9 million, respectively. See Note 9 of the Notes to the Consolidated Financial Statements included in this Annual Report for additional information regarding our credit facilities.

During July 2018 and October 2017, we paid approximately $17.3 million and $17.0 million, respectively, to the former owners of Enovation Controls in connection with the first two payments due on the contingent consideration liability. In April 2019 we expect to pay the full amount of the last payment of $16.7 million, plus interest.

We have historically declared regular quarterly dividends to shareholders of $0.09. In addition to the regular quarterly dividends, we declared shared distribution cash dividends in 2017 and 2016 equal to $0.02 and $0.04, respectively. We paid dividends totaling $11.0 million, $10.3 million, and $10.7 million for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the Board of Directors.

Contractual obligations

The timing of payments due under our contractual obligations as of December 29, 2018, are summarized in the table below (in thousands):

	Payments due by Period
CONTRACTUAL OBLIGATIONS	TOTAL	2019	2020-2021	2022-2023	Thereafter
Revolving line of credit (1)	$255,750	$—	$—	$255,750	$—
Long-term, non-revolving debt (2)	97,983	5,460	14,936	77,587	—
Interest on long-term debt (3)	65,439	15,832	30,786	18,821	—
Contingent consideration (4)	18,960	18,120	840	—	—
Purchase commitments (5)	47,799	26,611	21,188	—	—
Operating leases	8,851	3,094	4,968	789	—
Capital leases	2,200	977	963	260	—
Total contractual obligations	$496,982	$70,094	$73,681	$353,207	$—

(1)	Our revolving credit facility expires in April 2023. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.
(2)	Amounts represent required payments on long-term non-revolving debt obligations and exclude debt issuance costs.
(3)

Interest on the revolving line of credit assumes the current interest rate environment and revolver borrowings consistent with December 29, 2018 debt levels. Interest on the non-revolving long-term debt assumes the current interest rate environment and takes into account future required payments.

(4)	Represents the fair value estimate of contractual earnout payments related to our acquisitions of Enovation Controls and Faster.
(5)	Amounts represent commitments entered into with key suppliers for minimum purchase quantities. Only obligations that are non-cancelable are included in the table.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is determined on a specific identification basis by a review of those accounts that are significantly in arrears. The allowance for doubtful accounts is estimated by each of our operating subsidiaries based on estimates of losses related to customer receivable balances. The assumptions used in determining the collectability of receivable balances are based on an evaluation of the age of receivable balances, an assessment of customer credit quality and historical collection experience with customers. Account balances are charged against the allowance when it is probable the receivable will not be recovered.

Inventory Valuation

Inventories are valued at the lower of cost and net realizable value, on a first-in, first-out basis.  On an ongoing basis, component parts found to be obsolete through design or process changes are disposed of and charged to material cost. We review on-hand balances of products and component parts against specific criteria such as historical usage and assumptions about future demand. Products and component parts without usage or that have excess quantities on hand are evaluated. An inventory reserve is then established for the appropriate inventory value of those products and component parts deemed to be obsolete or slow moving. If actual future demand is less favorable than management projections, additional inventory write-downs may be required.  See Note 5 of the Notes to the Consolidated Financial Statements included in this Annual Report for inventory reserve amounts.

Fair Value Measurements

We apply fair value accounting guidelines for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Under these guidelines, fair value is defined as the price that would be received for the sale of an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

The fair value of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximates their carrying value, due to their short-term nature.  Contingent consideration and newly acquired intangible assets are measured at fair value using level 3 inputs.  Forward foreign exchange contracts are measured at fair value based on quoted foreign exchange forward rates at the reporting dates. The fair value of interest rate swap contracts is based on the expected cash flows over the life of the trade. Expected cash flows are determined by evaluating transactions with a pricing model using a specific market environment. The values are estimated using the closing and mid-market market rate/price environment as of the end of the period.  See Note 4 of the Notes to the Consolidated Financial Statements included in this Annual Report for detail on the level of inputs used in determining the fair value of assets and liabilities.

The fair value of the contingent consideration arrangements was estimated using risk-adjusted probability analysis.  The primary inputs used in the analysis included revenue and earnings forecasts and estimates of probabilities of varying outcomes.  As of December 29, 2018, the contingent consideration liability incurred in connection with the Enovation Controls acquisition was valued at approximately 100% of the present value of the total possible payout.  If actual results are less favorable than management projections, write-downs of the liability could occur. See Note 4 of the Notes to the Consolidated Financial Statements included in this Annual Report for changes in the estimated fair value during the year.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting, which requires recognition separately from goodwill, of the assets acquired, and the liabilities assumed at their acquisition date fair values.  Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions.  While the ultimate responsibility resides with management, for certain acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets.  Acquired intangible assets, excluding goodwill, are valued using various methodologies such as the discounted cash flow method which is based on future cash flows specific to the type of intangible asset purchased and the relief from royalty method which is based on the present value of savings resulting from the right to manufacture or sell products that incorporate the intangible asset without having to pay a license for its use.  These methodologies incorporate various estimates and assumptions, the most significant being estimated royalty rates, projected revenue growth rates, profit margins and forecasted cash flows based on the discount rate.

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

We completed our annual goodwill impairment testing for the year ended December 29, 2018, and determined that the carrying amount of goodwill was not impaired. See Note 7 of the Notes to the Consolidated Financial Statements included in this Annual Report for goodwill amounts.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows that the asset is expected to generate. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  For the year ended December 29, 2018, there were no impairments recorded based on our analysis.  If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, we may be required to record impairment charges.

Accrued Expenses and Other Liabilities

We make estimates related to certain employee benefits and miscellaneous accruals. Estimates for employee benefit accruals are based on management’s assessment of estimated liabilities related to workers’ compensation and health care benefits. Estimates for miscellaneous accruals are based on our assessment of estimated liabilities for costs incurred.

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

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize potential interest and penalties related to our unrecognized tax benefits in income tax expense. We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We are no longer subject to income tax examinations by tax authorities for years prior to 2008 for the majority of tax jurisdictions.

Our U.S. federal returns are not currently under examination by the Internal Revenue Service (IRS). Our Florida returns are under examination for tax years 2015 and 2016. Faster’s pre-acquisition 2016 Italian return is also under examination. To date, there have not been any significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months we will resolve some or all of the matters presently under consideration by the Florida Department of Revenue and that there could be significant increases or decreases to unrecognized tax benefits. See Note 12 of the Notes to the Consolidated Financial Statements included in this Annual Report for income tax amounts, including reserves.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from changes in foreign currency exchange rates and interest rates. To reduce such risks, we selectively use financial instruments and other proactive management techniques. All hedging transactions strictly prohibit the use of financial instruments for trading or speculative purposes. A discussion of our accounting policies for derivative financial instruments is included within Notes 2 and 8, of the Notes to the Consolidated Financial Statements included in this Annual Report.

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our term loan and revolving credit facility with PNC Bank. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 29, 2018, we had $255.8 million in borrowings outstanding under the revolving credit facility and $96.3 million in borrowings outstanding under the term loan. Based on our level of variable rate debt outstanding during the year ended December 29, 2018, a one percentage point increase in the weighted average interest rate, which generally equals 4.01%, would have resulted in an approximate $2.2 million increase in financing costs for the year ended December 29, 2018.

Foreign Currency Risk

Our exposure to foreign currency exchange fluctuations relate primarily to our locations in Italy, Australia, Germany, South Korea, the United Kingdom, China and India. Our operations in these countries are exposed to fluctuations in foreign currency rates primarily from payments received from customers and payments made to suppliers denominated in foreign currencies. During the year ended December 29, 2018 we economically hedged certain foreign currency risks by entering into forward foreign exchange contracts. These contracts were not designated as hedging instruments for accounting purposes.  A discussion of our accounting policies for derivative financial instruments is included within Notes 2 and 8, of the Notes to the Consolidated Financial Statements included in this Annual Report.

The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. The result of a 10% decrease in the 2018 average exchange rates of the currencies in which our transactions are denominated would have resulted in a decrease in annual sales and net income of $17.1 million and $1.6 million, respectively, for the year ended December 29, 2018. This sensitivity analysis assumes that each exchange rate changed in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a 10% decline in foreign currency exchange rates relative to the U.S. dollar on our December 29, 2018 financial position would have resulted in a $46.3 million reduction to equity (accumulated other comprehensive loss), as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Sun Hydraulics Corporation, doing business as Helios Technologies

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Sun Hydraulics Corporation, doing business as Helios Technologies, (a Florida Corporation) and subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the periods ended December 29, 2018, December 30, 2017, and December 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018, and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the periods ended December 29, 2018, December 30, 2017, and December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2019 expressed an unqualified opinion.

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

Tampa, Florida
February 26, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Sun Hydraulics Corporation, doing business as Helios Technologies

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Sun Hydraulics Corporation, doing business as Helios Technologies, (a Florida Corporation) and subsidiaries (the “Company”) as of December 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 29, 2018, and our report dated February 26, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tampa, Florida

February 26, 2019

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Balance Sheets

(in thousands, except share data)

	December 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$23,477	$63,882
Restricted cash	38	40
Accounts receivable, net of allowance for doubtful accounts of $1,336 and $358	72,806	37,503
Inventories, net	85,989	41,545
Income taxes receivable	4,549	—
Other current assets	9,997	3,806
Total current assets	196,856	146,776
Property, plant and equipment, net	126,868	91,931
Deferred income taxes	9,463	4,654
Goodwill	383,131	108,869
Other intangibles, net	320,548	104,131
Other assets	5,299	3,405
Total assets	$1,042,165	$459,766
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$40,879	$15,469
Accrued compensation and benefits	13,260	3,932
Other accrued expenses and current liabilities	9,941	5,045
Current portion of contingent consideration	18,120	17,102
Current portion of long-term non-revolving debt, net	5,215	—
Dividends payable	2,878	2,437
Income taxes payable	2,697	1,878
Total current liabilities	92,990	45,863
Revolving line of credit	255,750	116,000
Long-term non-revolving debt, net	91,720	—
Contingent consideration, less current portion	840	16,780
Deferred income taxes	57,783	2,068
Other noncurrent liabilities	12,314	6,382
Total liabilities	511,397	187,093
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 31,964,775 and 27,077,145 shares outstanding	32	27
Capital in excess of par value	357,933	95,354
Retained earnings	219,056	183,770
Accumulated other comprehensive loss	(46,253)	(6,478)
Total shareholders' equity	530,768	272,673
Total liabilities and shareholders' equity	$1,042,165	$459,766

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended
	December 29, 2018	December 30, 2017	December 31, 2016

Net sales	$508,045	$342,839	$196,934
Cost of sales	315,362	206,314	125,585
Gross profit	192,683	136,525	71,349
Selling, engineering and administrative expenses	93,867	65,580	35,345
Restructuring charges	—	1,031	—
Amortization of intangible assets	23,262	8,423	1,545
Operating income	75,554	61,491	34,459
Interest expense (income), net	13,876	3,781	(790)
Foreign currency transaction loss (gain), net	3,558	(52)	(395)
Miscellaneous expense, net	243	742	743
Change in fair value of contingent consideration	1,482	9,476	—
Income before income taxes	56,395	47,544	34,901
Income tax provision	9,665	15,986	11,597
Net income	$46,730	$31,558	$23,304
Basic and diluted net income per common share	$1.49	$1.17	$0.87
Basic and diluted weighted average shares outstanding	31,309	27,031	26,892
Dividends declared per share	$0.36	$0.38	$0.40

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Comprehensive Income

(in thousands)

	For the year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$46,730	$31,558	$23,304
Other comprehensive (loss) income
Foreign currency translation adjustments	(37,466)	8,964	(6,661)
Unrealized gain on available-for-sale securities	—	391	871
Unrealized loss on interest rate swap	(2,309)	—	—
Total other comprehensive (loss) income	(39,775)	9,355	(5,790)
Comprehensive income	$6,955	$40,913	$17,514

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Shareholders’ Equity

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	income (loss)	Total
Balance, January 2, 2016	—	$—	26,786	$27	$82,265	$149,938	$(10,043)	$222,187
Shares issued, restricted stock			40					—
Shares issued, other compensation			25					—
Shares issued, ESPP			34		1,039			1,039
Shares issued, shared distribution			51		1,679			1,679
Stock-based compensation					4,848			4,848
Tax expense of stock-based compensation					(113)			(113)
Dividends declared						(10,757)		(10,757)
Net income						23,304		23,304
Other comprehensive loss							(5,790)	(5,790)
Balance, December 31, 2016	—	$—	26,936	$27	$89,718	$162,485	$(15,833)	$236,397
Shares issued, restricted stock			67					—
Shares issued, other compensation			26					—
Shares issued, ESPP			31		1,156			1,156
Shares issued, shared distribution			17		628			628
Stock-based compensation					3,852			3,852
Dividends declared						(10,273)		(10,273)
Net income						31,558		31,558
Other comprehensive income							9,355	9,355
Balance, December 30, 2017	—	$—	27,077	$27	$95,354	$183,770	$(6,478)	$272,673
Shares issued, restricted stock			102					—
Shares issued, other compensation			24					—
Shares issued, ESPP			36		1,546			1,546
Shares issued, public offering			4,400	5	239,788			239,793
Shares issued, acquisition			333		17,339			17,339
Stock-based compensation					4,271			4,271
Cancellation of shares for payment of employee tax withholding			(7)		(365)			(365)
Dividends declared						(11,444)		(11,444)
Net income						46,730		46,730
Other comprehensive loss							(39,775)	(39,775)
Balance, December 29, 2018	—	$—	31,965	$32	$357,933	$219,056	$(46,253)	$530,768

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cash flows from operating activities:
Net income	$46,730	$31,558	$23,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,714	19,190	11,318
Loss on disposal of assets	56	1,539	329
Stock-based compensation expense	4,271	4,042	4,848
Amortization of debt issuance costs	729	334	47
(Benefit) provision for deferred income taxes	(1,455)	(6,791)	77
Amortization of acquisition-related inventory step-up	4,441	1,774	1,021
Change in fair value of contingent consideration	1,482	9,476	—
Non-cash restructuring and related charges	—	390	—
Forward contract losses, net	3,496	—	—
Other, net	(86)	318	179
(Increase) decrease in, net of acquisitions:
Accounts receivable	(5,976)	(11,063)	(3,158)
Inventories	(11,703)	(13,063)	(1,380)
Income taxes receivable	(4,054)	512	(1,628)
Other current assets	565	254	(153)
Other assets	(1,299)	(820)	(106)
Increase (decrease) in, net of acquisitions:
Accounts payable	5,894	5,780	2,566
Accrued expenses and other liabilities	(1,400)	1,497	656
Income taxes payable	(5,031)	3,404	838
Other noncurrent liabilities	1,076	1,051	(252)
Net cash provided by operating activities	77,450	49,382	38,506
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(534,662)	(500)	(200,056)
Investment in licensed technology	—	—	(1,227)
Capital expenditures	(28,380)	(22,205)	(6,187)
Proceeds from dispositions of equipment	62	47	7
Purchases of short-term investments	—	—	(24,699)
Proceeds from sale of short-term investments	—	6,684	62,374
Cash settlement of forward contract	(2,535)	—	—
Net cash used in investing activities	(565,515)	(15,974)	(169,788)

Cash flows from financing activities:
Borrowings on revolving credit facility	282,500	—	140,000
Repayment of borrowings on revolving credit facility	(142,750)	(24,000)	—
Borrowings on long-term non-revolving debt	101,447	—	—
Repayment of borrowings on long-term non-revolving debt	(3,825)	—	—
Borrowings under factoring arrangements	3,184	—	—
Repayment of borrowings under factoring arrangements	(3,120)	—	—
Payments on capital lease obligations	(961)	—	—
Stock compensation income tax expense	—	—	(113)
Proceeds from stock issued	241,338	1,156	1,039
Dividends to shareholders	(11,003)	(10,260)	(10,744)
Debt issuance costs	(1,763)	—	(1,959)
Payment of employee tax withholding	(365)	—	—
Payment of contingent consideration liability	(17,342)	(16,985)	—
Net cash provided by (used in) financing activities	447,340	(50,089)	128,223
Effect of exchange rate changes on cash, cash equivalents and restricted cash	318	6,345	(4,659)
Net decrease in cash, cash equivalents and restricted cash	(40,407)	(10,336)	(7,718)
Cash, cash equivalents and restricted cash, beginning of period	63,922	74,258	81,976
Cash, cash equivalents and restricted cash, end of period	$23,515	$63,922	$74,258
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$20,227	$17,470	$12,785
Interest	$12,783	$3,723	$364
Supplemental disclosure of noncash transactions:
Common stock issued for shared distribution through accrued expenses and other liabilities	$—	$628	$1,679
Unrealized gain on available for sale securities	$—	$391	$871
Unrealized loss on interest rate swap	$(2,309)	$—	$—
Contingent consideration incurred in connection with acquisition	$938	$—	$35,077
Measurement period adjustment to goodwill and contingent consideration	$—	$4,504	$—
Stock issued for acquisition	$17,339	$—	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

Doing Business as Helios Technologies

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1.  COMPANY BACKGROUND

Sun Hydraulics Corporation, doing business as Helios Technologies (“Helios” or the “Company”), and its wholly-owned subsidiaries, is an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets. On August 6, 2018, the Company announced that it had adopted Helios Technologies as its business name. Sun Hydraulics, LLC, a newly-formed Florida limited liability company that holds the historical net operating assets of the Sun Hydraulics brand entities and Custom Fluidpower, along with Enovation Controls, LLC and Faster S.r.l. are the wholly-owned operating subsidiaries of Helios Technologies under the new holding company name.

The Company operates in two business segments:  Hydraulics and Electronics. The Hydraulics segment consists of the global Sun Hydraulics companies, Faster, acquired in the second quarter of this fiscal year, and Custom Fluidpower, acquired in the third quarter of this fiscal year. Sun Hydraulics serves the hydraulics market as a leading manufacturer of high-performance screw-in hydraulic cartridge valves, electro-hydraulics, manifolds, and integrated package solutions for the worldwide industrial and mobile hydraulics markets. Faster is a leading global manufacturer of quick release hydraulic coupling solutions focused in the agriculture, construction equipment and industrial markets. Customer Fluidpower is a global provider of hydraulic, pneumatic, electronic and instrumentation solutions to a broad range of industries including agriculture, industrial, mining and material handling.

On December 29, 2017 the Company merged the operations of two of its wholly owned subsidiaries in the Electronics segment, HCT and Enovation Controls. Enovation Controls was the surviving legal entity and will continue to sell HCT products under the HCT™ brand. Enovation Controls is a global provider of innovative electronic control, display and instrumentation solutions for both recreational and off-highway vehicles, as well as stationary and power generation equipment.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Helios Technologies and its direct subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost.  Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.  Repairs and maintenance are expensed as incurred.  Depreciation is computed using the straight line method over the following useful lives:

Years
Machinery and equipment	4 - 12
Office furniture and equipment	3 - 10
Buildings	25 - 40
Building and land improvements	7 - 40

Gains or losses on the retirement, sale, or disposition of property, plant, and equipment are reflected in the Consolidated Statement of Operations in the period in which the assets are taken out of service.

Fair Value Measurements

The Company applies fair value accounting guidelines for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Under these guidelines, fair value is defined as the price that would be received for the sale of an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate their carrying value, due to their short-term nature.  Contingent consideration and newly acquired intangible assets are measured at fair value using level 3 inputs. The Company utilizes risk-adjusted probability analysis to estimate the fair value of contingent consideration arrangements. Forward foreign exchange contracts are measured at fair value based on quoted foreign exchange forward rates at the reporting dates. The fair value of interest rate swap contracts is based on the expected cash flows over the life of the trade. Expected cash flows are determined by evaluating transactions with a pricing model using a specific market environment. The values are estimated using the closing and mid-market market rate/price environment as of the end of the period. See Note 4 for detail on the level of inputs used in determining the fair value of assets and liabilities.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting, which requires recognition separately from goodwill, the assets acquired and the liabilities assumed at their acquisition date fair values. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, when applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, adjustments that are based on new information obtained about facts and circumstances that existed as of the acquisition date are recorded to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired, is carried at cost.  Goodwill is tested for impairment annually, in the third and fourth quarters, or more frequently if events or circumstances indicate a reduction in the fair value below the carrying value.  As part of the impairment test, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after this optional qualitative assessment, the Company determines that impairment is more likely than not, then the Company performs the quantitative impairment test. The carrying value of assets is calculated at the reporting unit level. An impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

The Company completed its annual goodwill impairment testing and determined that the carrying amount of goodwill was not impaired. See Note 7 for goodwill amounts.

Other intangible assets with definite lives consist primarily of technology, customer relationships, trade names and brands and a favorable supply agreement, and are amortized over their respective estimated useful lives, ranging from one to twenty-six years.

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

Accrued Expenses and Other Liabilities

The Company makes estimates related to certain employee benefits and miscellaneous accruals. Estimates for employee benefit accruals are based on management’s assessment of estimated liabilities related to workers’ compensation and health care benefits. Estimates for miscellaneous accruals are based on management’s assessment of estimated liabilities for costs incurred.

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

The Company disaggregates revenue by reporting segment as well as by geographic destination of the sale. See disaggregated revenue balances in Note 17, Segment Reporting. These categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue from Product Sales

The significant majority of the Company’s contracts with its customers are for standard product sales under standard ship and bill arrangements. The contracts are generally accounted for as having a single performance obligation for the manufacture of product, which is considered the only distinct promise in the contract, and are short term in nature, typically completed within one quarter and not exceeding one year in duration. The transaction price is agreed upon in the contract. Revenue is recognized upon satisfaction of the performance obligation which is typically at a point in time when control is transferred to the customer. Typically, control is transferred upon shipment to the customer but can also occur upon delivery to the customer, depending on contract terms. Revenue recognition can also occur over time for these contracts when the following criteria are met: the Company has no alternative use for the product; and the Company has an enforceable right to payment (including a reasonable margin) for performance completed to date.

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

Revenue from Services

The Company generates revenue from various services provided to customers including system design, maintenance, repairs, installation and commissioning and various other services. This is not a significant revenue stream for the Company, as it represents less than 3% of total revenue. Service contracts are typically completed within one quarter and do not exceed one year in duration. These contracts are generally accounted for as having a single distinct performance obligation for the performance of the service. The transaction price is agreed upon in the contract and can be based on a fixed amount or on a time and material arrangement. Revenue is recognized over time for service contracts as the customer receives and consumes the benefits as the Company performs. The method of over time recognition considers total costs incurred to date and the applicable margin on the total expected efforts to complete the performance obligation. This input method appropriately depicts the pattern of transfer of value to the customer.

Contract Assets & Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $2,851 at December 29, 2018 and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to revenue being recognized. Contract liabilities totaled $138 at December 29, 2018 and are presented in Other current liabilities in the Consolidated Balance Sheets.

The timing of customer payments most often occurs after performance obligations are satisfied which results in the recognition of a contract asset.

Other Revenue Recognition Considerations

Contracts do not have significant financing components and payment terms do not exceed one year from the date of the sale. The Company does not incur significant credit losses from contracts with customers.

The Company applies the practical expedient as permitted by the Financial Accounting Standards Board, which allows the omission of certain disclosures related to remaining performance obligations, as contract duration does not exceed one year.

The Company’s warranties provide assurance that products will function as intended. Estimated costs of product warranties are recognized at the time of the sale.

The Company treats shipping and handling activities that occur after control of the product transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation. Shipping and handling costs billed to customers are recorded in revenue. Shipping costs incurred by the Company are recorded in cost of goods sold.

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

Foreign Currency Translation and Transactions

The financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, the Company recognizes a transaction gain or loss in foreign currency transaction (gain) loss, net when the transaction is settled.

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

Research and Development

The Company conducts research and development (“R&D”) to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $14,122, $10,624 and $4,334 for the 2018, 2017 and 2016 fiscal years, respectively.

Stock-Based Compensation

All share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.  Forfeitures are recognized in compensation cost when they occur. Benefits or deficiencies of tax deductions in excess of recognized compensation costs are reported within operating cash flows.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

Other Recently Adopted Accounting Standards

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. Upon adoption, the Company will apply the new standard retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company is still evaluating the impacts of this new guidance but expects the adoption of ASU 2016-02 will materially gross up its consolidated balance sheet, by approximately $14,000, with the recognition of right-of-use assets and operating lease liabilities. The impact to the Company’s Consolidated Statements of Operations and Cash Flows is not expected to be material. The new standard will also require additional disclosures for financing and operating leases.

3.  BUSINESS ACQUISITIONS

Acquisition of Faster

On April 5, 2018, the Company completed the acquisition of Faster S.p.A, a worldwide leader in engineering, manufacturing, marketing and distribution of quick release hydraulic coupling solutions headquartered near Milan, Italy.  Pursuant to the Share Purchase Agreement, the Company acquired all of the outstanding equity interests of Polyusus Lux IV S.a.r.l., a Luxembourg limited liability company and the owner of 100% of the share capital of Faster S.p.A. The acquisition was completed for cash consideration totaling $532,408 and was financed with cash on hand from the Company’s registered public stock offering and borrowings of $358,000 on its credit facility. Subsequent to the acquisition, the legal structure of Faster was changed to Faster S.r.l.

Faster adds adjacent hydraulics products to the Company’s portfolio of products and broadens end market reach, increasing the Company’s presence in the growing agriculture market. The results of Faster’s operations are reported in the Company’s Hydraulics segment and have been included in the consolidated financial statements since the acquisition date.

The Share Purchase Agreement allows for future payments to the sellers for certain tax benefits realized within two years of the acquisition date. The estimated fair value of the contingent liability was determined to be $938 as of the acquisition date. See Note 4 for a summary of the change in estimated fair value of the contingent liability.

The fair value of total purchase consideration consisted of the following:

Cash	$532,408
Acquisition date fair value of contingent consideration	938
Total purchase consideration	533,346
Less: cash acquired	(5,265)
Total purchase consideration, net of cash acquired	$528,081

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

Accounts receivable	$24,638
Inventories	34,835
Other current assets	6,488
Property, plant and equipment	20,242
Goodwill	288,792
Intangible assets	248,823
Other assets	6,870
Total assets acquired	630,688
Accounts payable	(18,668)
Accrued expenses	(12,223)
Income taxes payable	(4,862)
Other current liabilities	(1,289)
Other noncurrent liabilities	(65,565)
Total liabilities assumed	(102,607)
Fair value of net assets acquired	$528,081

Goodwill is primarily attributable to Faster’s assembled workforce and anticipated synergies and economies of scale expected from the operations of the combined company. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the acquisition.

Transaction costs of $4,271 incurred in connection with the acquisition are included in selling, engineering and administrative expenses in the Consolidated Statement of Operations for the year ended December 29, 2018.

Net sales and income before income taxes of Faster included in the Consolidated Statement of Operations for the period from the acquisition date through December 29, 2018 totaled $106,519 and $3,058, respectively. Included in Faster’s income for the period are $4,115 of charges related to the purchase accounting effects of inventory step up to fair value and $14,297 of amortization of acquisition related intangibles assets.

The preliminary fair value of identified intangible assets and their respective useful lives are as follows:

	Fair Value	Weighted- Average Amortization Periods (Yrs)
Brands	$25,740	18
Technology	13,483	13
Customer relationships	202,245	26
Sales order backlog	7,355	0.4
Identified intangible assets	$248,823	24

Acquisition of Custom Fluidpower

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

Transaction costs of $1,179 incurred in connection with the acquisition are included in selling, engineering and administrative expenses in the Consolidated Statement of Operations for the year ended December 29, 2018.

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

Acquisition of Enovation Controls

On December 5, 2016, the Company completed the acquisition of Enovation Controls, LLC, a global provider of electronic control, display and instrumentation solutions.  Historically Enovation Controls sold products to four customer markets: natural gas production controls (NGPC), engine controls and fuel systems (ECFS), power controls (PC) and vehicle technologies (VT).  Prior to the closing date, and pursuant to an Asset Transfer Agreement, Enovation Controls transferred the assets and liabilities of their lines of business associated with the NGPC and ECFS customer markets to a separate legal entity, leaving Enovation Controls with only the lines of business associated with the PC and VT customer markets and the related agreed upon assets and liabilities to be acquired by Helios.

The acquisition of Enovation Controls enables the Company to expand the current complete system solution portfolio and develop product and end market diversification.  The results of Enovation Controls’ operations have been included in the consolidated financial statements since the acquisition date.

Pursuant to a Unit Purchase Agreement, Helios acquired all of the outstanding membership units of Enovation Controls for initial cash consideration of $201,020 and additional cash earn-out potential of $50,000.  Total consideration for the acquisition was subject to a post-closing adjustment for working capital in accordance with the terms of the Purchase Agreement.  The consideration paid for the acquisition was funded with cash on hand and proceeds from the Company’s existing revolving line of credit.

The contingent consideration arrangement requires the Company to pay up to $50,000 of additional consideration to Enovation Controls’s former owners based on defined revenue and EBITDA targets. The potential payments are due in three installments, to be paid immediately following the 9, 18 and 27 month periods after closing, of which the first two payments were made in October 2017 and July 2018.  See Note 4 for a summary of the changes in estimated fair value of the contingent consideration liability.

The fair value of total purchase consideration consisted of the following:

Cash	$201,020
Acquisition date fair value of contingent consideration	41,391
Post-closing adjustment for working capital	500
Total purchase consideration	242,911
Less: cash acquired	(964)
Total purchase consideration, net of cash acquired	$241,947

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Enovation Controls had been acquired as of the beginning of 2015 and Faster had been acquired as of the beginning of 2017.  The financial results of Enovation Controls included in the pro forma information provided below reflect net sales and direct costs and operating expenses related to the acquired lines of business only.

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

The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment, net sales and cost of sales for the effects of the Enovation Controls supply agreement and interest expense from borrowings to fund the acquisitions.  Non-recurring pro forma adjustments directly attributable to the Enovation Controls acquisition included in the pro forma information presented below include the purchase accounting effect of inventory step up to fair value of $1,021 and transaction costs totaling $1,537. Non-recurring pro forma adjustments directly attributable to the Faster acquisition included in the pro forma information presented below include the purchase accounting effect of inventory step up to fair value of $4,115, transaction costs totaling $4,271, amortization of sales order backlog intangible asset totaling $7,032, accelerated amortization of Faster pre-acquisition loan costs of $2,328 and loss on forward contract entered into in connection with the acquisition totaling $2,535.

The pro forma information does not reflect any operating efficiencies or potential cost savings that may result from the acquisitions. Accordingly, the pro forma information is for illustrative purposes only and is not intended to present or be indicative of the actual results of operations of the combined company that may have been achieved had the acquisitions actually occurred at the beginning of 2015 and 2017, nor is it intended to represent or be indicative of future results of operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below:

	2018	2017	2016
Net sales	$548,986	$463,468	$277,706
Operating income	98,640	79,476	47,673
Net income	61,661	37,723	31,064
Basic and diluted net income per common share	1.97	1.20	1.16

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at December 29, 2018, and December 30, 2017.

	December 29, 2018
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Interest rate swap contract	$2,309	$—	$2,309	$—
Forward foreign exchange contracts	137	—	137	—
Contingent consideration	18,960	—	—	18,960
Total	$21,406	$—	$2,446	$18,960

	December 30, 2017
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Contingent consideration	$33,882	$—	$—	$33,882
Total	$33,882	$—	$—	$33,882

A summary of changes in the estimated fair value of contingent consideration at December 29, 2018 and December 30, 2017 is as follows:

Balance at December 31, 2016	$35,077
Measurement period adjustment	6,314
Change in estimated fair value	8,299
Accretion in value	1,177
Payment on liability	(16,985)
Balance at December 30, 2017	$33,882
Contingent consideration incurred in connection with Faster acquisition	938
Change in estimated fair value	391
Accretion in value	1,091
Payment on liability	(17,342)
Balance at December 29, 2018	$18,960

During 2017, management completed the valuation of the acquisition date fair value of contingent consideration incurred in connection with the Enovation Controls acquisition resulting in a measurement period adjustment which increased the fair value of the liability by $6,314. During the years ended December 29, 2018 and December 30, 2017, adjustments to the fair value of contingent consideration were recorded based on Enovation Controls’ results of operation during the period and managements’ revision of revenue and EBITDA forecasts. The adjustments were not considered measurement period adjustments and were therefore recognized in earnings for the period.

As part of the Faster acquisition, a contingent liability was recorded pursuant to the Share Purchase Agreement that allows for future payments to the sellers for certain tax benefits realized within two years of the acquisition date.

5.  INVENTORIES

	December 29, 2018	December 30, 2017
Raw materials	$39,086	$26,426
Work in process	26,871	6,910
Finished goods	23,963	9,920
Provision for obsolete and slow moving inventory	(3,931)	(1,711)
Total	$85,989	$41,545

6.  PROPERTY, PLANT, AND EQUIPMENT

	December 29, 2018	December 30, 2017
Machinery and equipment	$134,244	$103,024
Office furniture and equipment	17,902	15,160
Buildings	54,592	48,977
Building and land improvements	9,781	9,513
Land	17,717	16,977
	$234,236	$193,651
Less: Accumulated depreciation	(120,571)	(107,251)
Construction in progress	13,203	5,531
Total	$126,868	$91,931

Depreciation expense for the years ended December 29, 2018, December 30, 2017, and December 31, 2016 totaled $16,452, $10,767, and $9,184, respectively.

7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the years ended December 29, 2018 and December 30, 2017 is as follows:

	Hydraulics	Electronics	Total
Balance as December 31, 2016	$2,214	$101,369	$103,583
Working capital adjustment, Enovation Controls acquisition	—	500	500
Measurement period adjustment, Enovation Controls acquisition	—	4,504	4,504
Currency translation	282	—	282
Balance as December 30, 2017	$2,496	$106,373	$108,869
Acquisition of Faster	288,792	—	288,792
Acquisition of Custom Fluidpower	5,111	—	5,111
Currency translation	(19,641)	—	(19,641)
Balance as December 29, 2018	$276,758	$106,373	$383,131

Intangibles

At December 29, 2018, and December 30, 2017, intangible assets consisted of the following:

		December 29, 2018			December 30, 2017
	Useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade names and brands	10-20	$56,604	$(4,712)	$51,892	$30,774	$(2,115)	$28,659
Non-compete agreements	5	950	(396)	554	950	(206)	744
Technology	7 - 13	32,004	(5,488)	26,516	18,435	(2,671)	15,764
Supply agreement	10	21,000	(4,375)	16,625	21,000	(2,275)	18,725
Sales order backlog	1	7,355	(7,355)	—	620	(620)	—
Customer relationships	15 - 26	232,275	(10,168)	222,107	39,751	(2,607)	37,144
Licensing agreement	15	3,716	(862)	2,854	3,716	(621)	3,095
		$353,904	$(33,356)	$320,548	$115,246	$(11,115)	$104,131

Total amortization expense for the years ended 2018, 2017 and 2016 was approximately $23,262, $8,423 and $1,545, respectively. Total estimated amortization expense for the years 2019 through 2023 is presented below.

Year:
2019	$18,377
2020	18,344
2021	18,243
2022	17,980
2023	17,921
Total	$90,865

8.  DERIVATIVE FINANCIAL INSTRUMENTS

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

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair Value (1)	Balance Sheet	Fair Value (1)
	Location	December 29, 2018	Location	December 29, 2018
Derivatives designated as hedging instruments:
Interest rate swap contract	Other assets	$—	Other non-current liabilities	$2,309
Derivatives not designated as hedging instruments:
Forward foreign exchange contract	Other current assets	—	Other current liabilities	137
Total derivatives		$—		$2,446
(1) See Note 4 for further information about how the fair value of derivative assets and liabilities are determined

The amount of the gains and losses related to the Company’s derivative financial instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)
	December 29, 2018	into Earnings (Effective Portion)	December 29, 2018
Derivatives in cash flow hedging relationships:
Interest rate swap contract	$(2,309)	Interest expense, net	$(547)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $13,876 for the year ended December 29, 2018.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives	Location of Gain or (Loss) Recognized
	December 29, 2018	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$(3,496)	Foreign currency transaction gain loss, net

Interest Rate Swap Contract

Helios primarily utilizes variable-rate debt which exposes the Company to variability in interest payments. The Company enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates.

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

During the third quarter of fiscal year 2018, the Company entered into an interest rate swap transaction to hedge the variable interest rate payments on the credit facilities. In connection with this transaction, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swap has an aggregate notional amount of $200,000, which decreases by $25,000 annually starting in September 2019, and has been designated as a hedging instrument and accounted for as a cash flow hedge. The interest rate swap was effective on August 2, 2018 and is scheduled to expire on April 3, 2023. The contract will be settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company enters into forward contracts to economically hedge transactional exposure associated with commitments arising from transactions denominated in a currency other than the functional currency of the respective operating entity. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

During the year ended December 29, 2018, the Company entered into a forward foreign exchange currency contract, for the purchase of €370,000, to economically hedge transactional exposure associated with the acquisition of Faster, which was denominated in euros. The contract settled upon closing of the acquisition of Faster.

At December 29, 2018, the Company had forward foreign exchange contracts to buy euros with a notional amount of $2,500. These contracts are at various exchange rates and expire in February 2019.

9.  CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	December 29, 2018
Long-term non-revolving debt:
Term loan credit facility with PNC Bank	4/3/2023	$96,250
Term loan credit facility with Shinhan Bank	3/30/2020	895
Other long-term debt	Various	838
Total long-term non-revolving debt		97,983
Less: current portion of long-term non-revolving debt		5,215
Less: unamortized debt issuance costs		1,048
Total long-term non-revolving debt, net		$91,720

Information on the Company's revolving credit facilities is as follows:

		Balance		Available credit
	Maturity Date	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Revolving credit facilities:
Revolving line of credit with PNC	4/3/2023	$255,750	$116,000	$144,250	$184,000
Revolving line of credit with NAB	1/31/2019	—	—	2,155	—
Total revolving credit facilities		$255,750	$116,000	$146,405	$184,000

Future maturities of total debt are as follows:

Year:
2019	$5,460
2020	7,281
2021	7,655
2022	8,833
2023	324,504
$353,733

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

The credit agreement requires the Company to comply with a number of restrictive covenants. These covenants limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, joint ventures, consolidation and asset sales; and pay dividends and distributions.

The line of credit is guaranteed by the Company’s U.S. domestic subsidiaries and requires any future U.S. domestic subsidiaries to join as guarantors. In addition, the line of credit is required to be secured by substantially all of the assets of the Company and its current and future U.S. domestic subsidiaries of the Company. Accordingly, (i) the Company entered into a security agreement granting a security interest in substantially all of its respective assets; (ii) the Company entered into a pledge agreement granting a security interest in certain equity ownership in certain of its subsidiaries, and (iii) the Company and/or certain of its subsidiaries entered into certain other additional agreements further granting security interests in certain specific assets, including intellectual property rights, in each case to secure amounts borrowed under the credit agreement.

The Faster acquisition was completed on April 5, 2018, at which time the Company borrowed $258,000 on the revolving credit facility and executed the term loan. The interest rate in effect on this credit agreement at December 29, 2018 was 4.51%. Interest expense recognized on this credit agreement during the year ended December 29, 2018, December 30, 2017 and December 31, 2016 was $12,799, $4,082 and $483, respectively. As of December 29, 2018, the Company was in compliance with all debt covenants related to the credit agreement.

On March 30, 2018, the Company entered into a credit agreement with Shinhan Bank that provides a term loan of 1,000,000 Korean won. The proceeds from the term loan were used to fund the construction of the new production facility in South Korea. The loan matures in March 2020, at which time the full amount will become due.  Interest is charged at a one-year variable rate, 2.05% as of December 29, 2018.

The Company has a revolving line of credit with National Australia Bank which is primarily used to meet short-term working capital requirements. The agreement allows for maximum borrowings of 3,000 Australian dollars. Interest is payable monthly at the daily interest rate plus a fixed margin of 1.6%, 5.6% as of December 29, 2018. Principal and interest are due on the maturity date. The loan is secured by assets of Custom Fluidpower.

The Company’s other long-term debt primarily consists of auto loans payable to National Australia Bank. Principal and interest payments are due monthly. The loans mature at various dates through June 2023. Interest is charged at various rates ranging from 3.9% to 5.1%.

10. PUBLIC STOCK OFFERING

On February 6, 2018, the Company completed a public offering of its common stock, pursuant to which the Company sold 4,400,000 shares at a public offering price of $57.50 per share. The Company received net proceeds from the sale totaling $239,793, after deducting the underwriting discount and other offering expenses. The Company used the net proceeds for the repayment of debt under its credit facility and to partially fund the acquisition of Faster, which closed on April 5, 2018.

11.  DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $11,444, $10,273, and $10,757 to shareholders in 2018, 2017, and 2016, respectively.

The Company declared the following regular quarterly dividends to shareholders during 2018, 2017 and 2016. The dividends were primarily declared to shareholders of record on the 5th day following the respective quarter end and paid on the 20th day of each month following the date of declaration.

	2018	2017	2016
First quarter	$0.09	$0.09	$0.09
Second quarter	0.09	0.09	0.09
Third quarter	0.09	0.09	0.09
Fourth quarter	0.09	0.09	0.09

In addition to the regular quarterly dividends, the Company declared special cash dividends in 2017 and 2016 equal to $0.02 and $0.04, respectively.  The 2017 dividend was paid on March 31, 2017, to shareholders of record on March 15, 2017, and the 2016 dividend was paid on March 31, 2016, to shareholders of record on March 15, 2016.

12.  INCOME TAXES

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 29, 2018	December 30, 2017	December 31, 2016
United States	$44,693	$37,005	$30,562
Foreign	11,702	10,539	4,339
Total	$56,395	$47,544	$34,901

The Company derives its pretax income based on the consolidated results of its legal entities. Products manufactured in the U.S. are sold worldwide and are the primary reason that pretax income in the U.S. is higher than foreign pretax income. The U.S. legal entities had third party export sales of $98,876, $85,479, and $62,661 for the 2018, 2017 and 2016 years, respectively. Foreign pretax income is impacted by the level of foreign manufacturing, sales at varying market levels, as well as direct sales to large OEM customers.

The components of the income tax provision (benefit) are as follows:

	For the year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Current tax expense (benefit):
United States	$4,229	$17,165	$9,740
State and local	2,522	3,095	923
Foreign	3,707	2,496	1,377
Total current	10,458	22,756	12,040
Deferred tax expense (benefit):
United States	380	(4,922)	(341)
State and local	110	(986)	387
Foreign	(1,283)	(862)	(489)
Total deferred	(793)	(6,770)	(443)
Total income tax provision	$9,665	$15,986	$11,597

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.  As a result of the Act, the Company recorded in the 2017 year-end income tax provision $459 of additional income tax expense, including a benefit of $1,541 related to remeasurement of deferred tax assets and liabilities and $2,000 of expense related to one-time transition tax on mandatory deemed repatriation of foreign earnings.  Refinements to these items were made during 2018 for the purpose of 2017 tax return reporting, and provision-to-return adjustments have been recorded in the 2018 year-end provision to adjust the transition tax to $630. The Company elected to pay the transition tax over an eight year period, as permitted by the legislation.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act.  In accordance with SAB 118, the Company determined the $1,541 of deferred tax benefit recorded related to remeasurement of deferred tax assets and liabilities and $2,000 of current tax expense recorded related to transition tax on mandatory deemed repatriation of foreign earnings were provisional amounts and reasonable estimates at December 30, 2017.  For 2018 year-end provision purposes, additional work was performed to complete a more detailed analysis of deferred tax assets and liabilities, historical attributes giving rise to the transition tax calculation inputs, and potential correlative adjustments of each of these items.  Adjustments to these amounts were recorded to current tax expense in 2018.

Further, in accordance with SAB 118, the Company continued evaluating the permanent reinvestment assertion as further consideration is given to how the Act impacts the future cash flow position of the Company.  Helios’s foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in the Company’s operations outside of the U.S. Pursuant to ASC Topic No. 740-30 (formerly APB 23), undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes under U.S. tax law. In determining if the undistributed earnings of Helios’s foreign subsidiaries are permanently reinvested, management considers the following: (i) the forecasts, budgets, debt commitments, and cash requirements of the U.S business and the foreign subsidiaries, both for the short and long term; (ii) the tax consequences of any decision to reinvest foreign earnings, including any changes in U.S. income tax law relating to the treatment of these undistributed foreign earnings; and (iii) any U.S. and foreign government programs or regulations relating to the repatriation of these unremitted earnings. As of December 29, 2018, the Company recognized deferred income taxes of approximately $31 on earnings that are no longer permanently reinvested in foreign operations. Management asserts that approximately $19,700 of undistributed earnings are permanently reinvested in the Company’s foreign operations and have no current plans to repatriate those earnings.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act.  The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.  The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as a period cost are acceptable methods subject to an accounting policy election.  The Company has elected to treat any taxes on GILTI inclusions as period costs.

The Company also recorded estimates in the 2017 year-end provision in accordance with SAB 118 for certain directly- and indirectly-correlated effects in the year end income tax provision including, but not limited to, state and local income taxes, domestic production activities deduction, and fixed asset depreciation. These effects have been further evaluated and final determinations recorded of the appropriate accounting for the Act.

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 29, 2018	December 30, 2017	December 31, 2016
U.S. federal taxes at statutory rate	$11,843	$16,640	$12,245
Increase (decrease)
Foreign tax credit	—	—	—
Domestic production activity deduction	—	(1,909)	(1,032)
Foreign income taxed at different rate	1,292	(1,177)	(381)
FDII deduction	(2,195)	—	—
Change in estimates related to prior years	(2,049)	—	—
US income tax reform	—	459	—
State and local taxes, net	1,462	1,208	586
Current year tax credits	(633)	—	—
Foreign deferred other true up	(810)	—	—
Change in reserve	578	829	(284)
Foreign patent box benefit	(937)	—	—
Global intangible low-taxed income	526	—	—
Other	588	(64)	463
Income tax provision	$9,665	$15,986	$11,597

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 29, 2018, and December 30, 2017, are presented below:

	December 29, 2018	December 30, 2017
Deferred tax assets:
Foreign tax benefit of U.S. reserves	$3,853	$3,741
Net operating losses	443	529
Inventory	1,155	860
Intangible assets and goodwill	1,924	2,354
Accrued expenses and other	4,743	1,418
Currency hedging	519	—
Total deferred tax assets	12,637	8,902
Less: Valuation Allowance	(291)	(346)
Net deferred tax assets	12,346	8,556
Deferred tax liabilities:
Depreciation	(7,097)	(5,948)
Intangible assets and goodwill	(52,543)	—
Other	(1,026)	(22)
Total deferred tax liabilities	(60,666)	(5,970)
Net deferred tax (liabilities) assets	$(48,320)	$2,586

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2018 and 2017 management has determined that no material valuation allowances were required.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - January 2, 2016	$2,049
Increases from positions taken during prior periods	157
Settled positions and reclassifications	1,295
Lapse of statute of limitations	—
Unrecognized tax benefits - December 31, 2016	$3,501
Increases from positions taken during prior periods	1,525
Increases from positions taken during current period	558
Settled positions	—
Lapse of statute of limitations	(1,042)
Unrecognized tax benefits - December 30, 2017	$4,542
Increases from positions taken during prior periods	372
Increases from positions taken during current period	2,036
Settled positions	—
Lapse of statute of limitations	(837)
Unrecognized tax benefits - December 29, 2018	$6,113

At December 29, 2018, the Company had an unrecognized tax benefit of $6,113 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense.  Interest accrued as of December 29, 2018, is not considered material to the Company’s consolidated financial statements. Of the $2,036 recorded by the Company for increases from positions taken during the current period, $1,784 was related to entries recorded through purchase accounting and therefore did not impact current period tax expense.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2008 for the majority of tax jurisdictions.

The Company’s U.S. federal returns are not currently under examination by the Internal Revenue Service (IRS); Florida returns are under examination for tax years 2015 and 2016. Faster’s pre-acquisition 2016 Italian return is also under examination. To date, there have not been any significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months the Company will resolve some or all of the matters presently under consideration by the Florida Department of Revenue and that there could be significant increases or decreases to unrecognized tax benefits.

13.  STOCK-BASED COMPENSATION

The Company's 2011 Equity Incentive Plan (“2011 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2011 Plan was approved by the Company’s shareholders at the 2012 Annual Meeting. As of December 29, 2018, 361,298 shares remained available to be issued through the 2011 Plan. Compensation cost is measured at the date of the grant and is recognized in earnings over the period in which the shares vest. Restricted stock expense for the twelve months ended December 29, 2018, December 30, 2017, and December 31, 2016, totaled $2,728, $2,376 and $3,676, respectively.

The following table summarizes restricted stock activity for the years ended December 29, 2018, December 30, 2017, and December 31, 2016:

	Number of shares (in thousands)	Weighted average grant-date fair value
Nonvested balance at January 2, 2016	164	$33.54
Granted	45	33.22
Vested	(100)	34.63
Forfeited	(5)	33.10
Nonvested balance at December 31, 2016	104	$32.42
Granted	74	35.45
Vested	(84)	32.97
Forfeited	(6)	32.60
Nonvested balance at December 30, 2017	88	$34.44
Granted	111	53.55
Vested	(37)	33.54
Forfeited	(16)	39.62
Nonvested balance at December 29, 2018	146	$48.66

The Company had $4,789 of total unrecognized compensation cost related to restricted stock awards granted under the 2011 Plan as of December 29, 2018. That cost is expected to be recognized over a weighted average period of 1.77 years.

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which the U.S. employees of Helios, Sun Hydraulics and Enovation Controls are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the ESPP. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no U.K. employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year. Employees purchased 40,714 shares at a weighted average price of $38.01, and 31,983 shares at a weighted average price of $36.20, under the ESPP during the twelve months ended December 29, 2018, and December 30, 2017, respectively. The Company recognized $324, $429 and $312 of compensation expense during the twelve months ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. At December 29, 2018, 505,595 shares remained available to be issued through the ESPP and the U.K. plan.

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

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 35,000 Shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At December 29, 2018, 124,624 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 24,250 and 26,000 shares for the twelve months ended December 29, 2018, and December 30, 2017, respectively. The Company recognized director stock compensation expense of $1,213, $1,240, and $831 for the twelve months ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

14.  EARNINGS PER SHARE

The following table represents the computation of basic and diluted net income per common share:

	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$46,730	$31,558	$23,304
Basic and diluted weighted average shares outstanding	31,309	27,031	26,892
Basic and diluted net income per common share	$1.49	$1.17	$0.87

15.  EMPLOYEE BENEFITS

The Company has three defined contribution retirement plans, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all of its eligible United States employees.  Employer contribution costs recognized under the retirement plans amounted to approximately $3,807, $3,290, and $1,938 during 2018, 2017, and 2016, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll statutes.  These benefits amounted to approximately $1,865, $328, and $369 during 2018, 2017, and 2016, respectively.

In the U.S., Sun Hydraulics used an Employee Stock Ownership Plan (“ESOP”) to make discretionary contributions to employees who were eligible participants in its 401(k) retirement plan.  Under the ESOP, which was 100% company funded, the Company allocated common stock to each participant's account. The allocation was generally a percentage of a participant’s compensation as determined by the Board of Directors on an annual basis. There were no restrictions on the shares contributed to the ESOP which allowed participants to sell their shares within their individual 401(k) accounts.  The Company does not have any repurchase obligations under the ESOP.  Effective January 1, 2019, the Company terminated the ESOP feature of the 401(k) plan and replaced it with a company stock fund.  The company stock fund may be used in the future for discretionary contributions.

The Company did not contribute to the ESOP during 2018. The Company contributed 16,241 shares into the ESOP in March 2017.  The Company incurred retirement benefit expense under the ESOP of approximately $1,016 and $567 during 2017 and 2016, respectively.  These amounts are included in the total employer contributions to the retirement plan noted above.

16.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive Loss by Component

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Derivative Instruments	Foreign Currency Items	Total
Balance at January 2, 2016	$(1,262)	$—	$(8,781)	$(10,043)
Other comprehensive income (loss) before reclassifications	621	—	(6,661)	(6,040)
Amounts reclassified from accumulated other comprehensive income	250	—	—	250
Net current period other comprehensive income (loss)	871	—	(6,661)	(5,790)
Balance at December 31, 2016	$(391)	$—	$(15,442)	$(15,833)
Other comprehensive (loss) income before reclassifications	(37)	—	8,964	8,927
Amounts reclassified from accumulated other comprehensive income	428	—	—	428
Net current period other comprehensive income	391	—	8,964	9,355
Balance at December 30, 2017	$—	$—	$(6,478)	$(6,478)
Other comprehensive loss before reclassifications	—	(2,741)	(37,466)	(40,207)
Amounts reclassified from accumulated other comprehensive income	—	432	—	432
Net current period other comprehensive loss	—	(2,309)	(37,466)	(39,775)
Balance at December 29, 2018	$—	$(2,309)	$(43,944)	$(46,253)

Reclassifications out of Accumulated Other Comprehensive Loss

Details about Accumulated Other	Affected Line Item in the Consolidated	For the year Ended
Comprehensive Income Components	Statements of Operations	December 29, 2018	December 30, 2017	December 31, 2016
Derivative financial instruments
Interest rate swap	Interest expense, net	$(547)	$—	$—
	Tax benefit	115	—	—
	Net of tax	$(432)	$—	$—
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	Miscellaneous expense, net	$—	$(459)	$(119)
Other than temporary impairment	Miscellaneous expense, net	—	(220)	(276)
	Total before tax	—	(679)	(395)
	Tax benefit	—	251	145
	Net of tax	$—	$(428)	$(250)

Total reclassifications for the period		$(432)	$(428)	$(250)

17.  SEGMENT REPORTING

The Company has two reportable segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served and the methods of distribution and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision makers.

In the Hydraulics segment, Sun Hydraulics provides the global capital goods industries with hydraulic components and systems used to transmit power and control force, speed and motion. On a component level, Sun designs and manufactures screw-in hydraulic cartridge valves, manifolds, and integrated fluid power packages and subsystems used in hydraulic systems. The Hydraulics segment also includes the results of Faster subsequent to its acquisition on April 5, 2018, and the results of Custom Fluidpower subsequent to its acquisition on August 1, 2018. On a component level, Faster designs and manufactures quick release couplings, multi connections and casting solutions for all hydraulics applications at medium, high and extremely high pressures. Custom Fluidpower is a supplier of hydraulics, pneumatic, filtration and lubrication products and offers complete system design, installation and commissioning, and service and repairs.

In the Electronics segment, Enovation Controls designs and manufactures electronic control, display and instrumentation solutions for recreational and off-highway vehicles and stationary and power generation equipment. Product categories include traditional mechanical and electronic gauge instrumentation; plug and go CAN-based instruments; after-market support through global distribution; complete, custom panel and console offerings; engineering and application specialists; 3D solid modeling; proprietary hardware and software development and wiring harness design and manufacturing.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments.  These costs are presented in the Corporate and other line item below.  For the year ended December 29, 2018, the unallocated costs included certain corporate costs not deemed to be allocable to either business segment of $438, acquisition related costs including Faster and Custom Fluidpower transaction costs of $5,450, charges related to inventory step-up to fair value of $4,441, and amortization of acquisition-related intangible assets of $23,021.  The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying consolidated financial statements.

The following table presents financial information by reportable segment:

	2018	2017	2016
Net sales:
Hydraulics	$381,845	$230,662	$189,523
Electronics	126,200	112,177	7,411
	$508,045	$342,839	$196,934
Operating income:
Hydraulics	$83,858	$54,934	$39,134
Electronics	25,046	17,943	(627)
Corporate and other	(33,350)	(11,386)	(4,048)
	$75,554	$61,491	$34,459
Capital expenditures:
Hydraulics	$25,782	$8,140	$5,898
Electronics	2,598	14,065	289
	$28,380	$22,205	$6,187
Total assets:
Hydraulics	$771,409	$185,300	$193,722
Electronics	263,412	274,466	251,055
Corporate	7,344	—	—
	$1,042,165	$459,766	$444,777

Geographic Region Information:

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment:

	2018	2017	2016
Net sales
Americas	$257,684	$198,922	$94,816
Europe/Middle East/Africa	139,776	76,988	58,720
Asia/Pacific	110,585	66,929	43,398
Total	$508,045	$342,839	$196,934

Tangible long-lived assets
Americas	$83,664	$78,429	$71,802
Europe/Middle East/Africa	26,724	7,803	7,116
Asia/Pacific	16,480	5,699	1,597
Total	$126,868	$91,931	$80,515

18.  RELATED PARTY TRANSACTIONS

Enovation Controls purchases and sells inventory to an entity partially owned by one of its officers. For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, inventory sales to the entity totaled $2,584, $2,507 and $214, respectively, and inventory purchases from the entity totaled $6,178, $11,050 and $533, respectively.

In addition to these inventory transactions, Enovation Controls entered into a transition service agreement with the related party to provide, and receive, certain transition services for a period of up to one year for specified services. For the years ended December 29, 2018 and December 30, 2017, sales, and related costs incurred, recognized by Enovation Controls under the agreement both totaled $39 and $1,757, respectively, and are included in miscellaneous expense, net in the Consolidated Statement of Operations.  For the years ended December 29, 2018 and December 30, 2017, purchases from the related party under the agreement totaled $22 and $1,160, respectively.

At December 29, 2018 and December 30, 2017, total amounts due from the entity totaled $296 and $186, respectively, and total amounts due to the entity totaled $631 and $727, respectively.

19.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

Operating Leases

The Company leases manufacturing facilities, production support facilities and office space in various locations around the world.  Total rental expense under these leases for the 2018, 2017 and 2016 years was approximately $2,751, $1,197 and $584, respectively. The following table summarizes the future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 29, 2018:

2019	$3,094
2020	2,618
2021	2,350
2022	650
2023	139
Thereafter	—
Total minimum lease payments	$8,851

Insurance

The Company accrues for certain health care benefit costs under a self-funded plan and records a liability for all unresolved claims at the anticipated cost to the Company at the end of the period based on management’s assessment.  The Company believes it has adequate reserves for all self-insured claims.

20.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly Results of Operations

	For the quarter ended
	Dec 29,	Sept 29,	Jun 30,	Mar 30,
	2018	2018	2018	2018
Net sales	$138,722	$135,837	$136,168	$97,318
Gross profit	52,927	51,735	50,404	37,617
Operating income	22,052	19,246	17,003	17,253
Income before income taxes	17,032	14,250	9,220	15,893
Net income	16,424	11,599	6,796	11,911
Basic and diluted net income per common share	$0.51	$0.36	$0.22	$0.40

	For the quarter ended
	Dec 30,	Sept 30	Jul 1,	Apr 1,
	2017	2017	2017	2017
Net sales	$84,150	$88,001	$89,335	$81,353
Gross profit	28,854	36,294	38,583	32,794
Operating income	7,604	17,402	20,701	15,784
Income before income taxes	5,523	15,978	10,904	15,139
Net income	2,768	11,295	7,284	10,211
Basic and diluted net income per common share	$0.10	$0.42	$0.27	$0.38

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information we are required to disclose is recorded, processed, summarized and reported within the necessary time periods. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit pursuant to the Exchange Act, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of December 29, 2018.  We acquired Faster S.r.l. and Custom Fluidpower Pty Ltd on April 5, 2018 and August 1, 2018, respectively.  Management excluded Faster and Custom Fluidpower from its assessment of the effectiveness of our internal control over financial reporting as of December 29, 2018, as we are currently integrating policies, processes, people and technology for the combined companies. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 29, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on page 56.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE MATTERS

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2019 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2019 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2019 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2019 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation" in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption "Equity Compensation Plan Information" in our 2019 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions" and “Independence and Committees of the Board of Directors" in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm" in our 2019 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

ITEM 16. FORM 10-K SUMMARY

None.

2.  Exhibits:

Exhibit Number	Exhibit Description

1.1

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

2.4

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

10.2+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 10.14+ to the Company’s Annual Report on Form 10-K filed on March 9, 2011, and incorporated herein by reference).

10.3+

Amendment No. 1 to Sun Hydraulics Corporation Employee Stock Purchase Plan dated July 1, 2017 (previously filed as exhibit 10.7+ to the Company’s Annual Report on Form 10-K filed on February 27, 2018, and incorporated herein by reference).

10.4+

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

10.6+	Sun Hydraulics Corporation Executive Compensation Policy (previously filed as exhibit 99.2 to the Company’s Form 8-K filed on February 25, 2018, and incorporated herein by reference).

10.7+

Sun Hydraulics Corporation 2004 Nonemployee Director Equity and Deferred Compensation Plan (As Amended and Restated Effective March 1, 2008) (previously filed as Appendix A to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders filed with the Commission on April 25, 2008, and incorporated herein by reference).

10.8+

Amendment to Sun Hydraulics Corporation Amended and Restated 2004 Nonemployee Director Equity and Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, and incorporated herein by reference).

10.9+

Sun Hydraulics Corporation 2012 Nonemployee Director Fee Plan (previously filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Shareholders filed on April 20, 2012, and incorporated herein by reference)

10.10+

Sun Hydraulics Corporation Amendment No. 1 to 2012 Nonemployee Director Fees Plan (previously filed as Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on April 20, 2015, and incorporated herein by reference)

10.11+

Amended and Restated Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan dated January 1, 2012 (previously filed as Exhibit 10.15 to the Company’s Report on Form 10-K filed on February 27, 2018, and incorporated herein by reference).

10.12+

First and Second Amendments to Amended and Restated Sun Hydraulics Corporation 401(k) and ESOP Retirement Plan dated April 1, 2016 and December 4, 2017, respectively (previously filed as Exhibit 10.16 to the Company’s Report on Form 10-K filed on February 27, 2018, and incorporated herein by reference).

10.13+

Sun Hydraulics Limited Share Incentive Plan (previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on March 27, 2009 (File Number 333158245) and incorporated herein by reference).

10.14+

Executive Continuity Agreement, dated December 7, 2009, between Sun Hydraulics Corporation and Tricia L. Fulton (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on December 11, 2009 and incorporated herein by reference).

10.15+

Executive Continuity Agreement, dated May 24, 2016, between Sun Hydraulics Corporation and Wolfgang H. Dangel (previously filed as Exhibit 99.1 to the Company’s Form 8-K filed on May 26, 2016, and incorporated herein by reference).

10.16

Revolving Credit Facility Credit Agreement, dated July 29, 2016, between Sun Hydraulics Corporation and PNC Capital Markets LLC, SunTrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 99.1 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.17	Pledge Agreement dated July 29, 2016 (previously filed as Exhibit 99.2 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.18	Revolving Credit Note dated July 29, 2016 (previously filed as Exhibit 99.3 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.19

Amended and Restated Revolving Credit Facility Agreement, dated November 22, 2016, between Sun Hydraulics Corporation and PNC Capital Markets LLC, SunTrust Robinson Humphrey, Inc., JPMorgan Chase Bank, N.A., BMO Harris Bank N.A. and other lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.20	Amended and Restated Pledge Agreement dated November 22, 2016 (previously filed as Exhibit 99.2 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.21	Form of Revolving Credit Note dated November 22, 2016 (previously filed as Exhibit 99.3 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.22	Security Agreement dated November 22, 2016 (previously filed as Exhibit 99.4 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.23

First Amendment, Consent and Joinder to Credit Agreement between Sun Hydraulics Corporation, Sun Hydraulics, LLC, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 5, 2018, and incorporated herein by reference).

14	Code of Ethics (previously filed as Exhibit 14.1 to the Company’s Report on Form 8-K filed on December 21, 2018, and incorporated herein by reference).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on February 26, 2019.

SUN HYDRAULICS CORPORATION

By:	/s/ Wolfgang H. Dangel
Wolfgang H. Dangel, President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 26, 2019.

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