Form 10-Q
period 2019-03-30
SUN HYDRAULICS CORP
filed 2019-05-07
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019	Commission file number 0-21835

SUN HYDRAULICS CORPORATION

(Exact Name of Registration as Specified in its Charter)

FLORIDA	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, FLORIDA	34243
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $.001 Par Value	SNHY	The NASDAQ Global Select Market

The Registrant had 32,011,375 shares of common stock, par value $.001, outstanding as of April 26, 2019.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

INDEX

For the quarter ended

March 30, 2019

PART I: FINANCIAL INFORMATION

Item 1.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Balance Sheets

(in thousands, except share data)

	March 30, 2019	December 29, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,717	$23,477
Restricted cash	39	38
Accounts receivable, net of allowance for doubtful accounts of $1,482 and $1,336	81,252	72,806
Inventories, net	88,896	85,989
Income taxes receivable	761	4,549
Other current assets	12,465	9,997
Total current assets	200,130	196,856
Property, plant and equipment, net	145,147	126,868
Deferred income taxes	8,411	9,463
Goodwill	377,606	383,131
Other intangibles, net	311,885	320,548
Other assets	4,619	5,299
Total assets	$1,047,798	$1,042,165
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$41,328	$40,879
Accrued compensation and benefits	15,226	13,260
Other accrued expenses and current liabilities	13,096	9,941
Current portion of contingent consideration	18,812	18,120
Current portion of long-term non-revolving debt, net	5,757	5,215
Dividends payable	2,881	2,878
Income taxes payable	1,457	2,697
Total current liabilities	98,557	92,990
Revolving line of credit	242,648	255,750
Long-term non-revolving debt, net	89,612	91,720
Contingent consideration, less current portion	867	840
Deferred income taxes	50,781	57,783
Other noncurrent liabilities	24,827	12,314
Total liabilities	507,292	511,397
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, 2,000,000 shares authorized, par value $0.001, no shares outstanding	—	—
Common stock, 50,000,000 shares authorized, par value $0.001, 31,995,700 and 31,964,775 shares outstanding	32	32
Capital in excess of par value	360,195	357,933
Retained earnings	232,445	219,056
Accumulated other comprehensive loss	(52,166)	(46,253)
Total shareholders' equity	540,506	530,768
Total liabilities and shareholders' equity	$1,047,798	$1,042,165

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	March 30, 2019	March 31, 2018
	(unaudited)	(unaudited)
Net sales	$146,851	$97,318
Cost of sales	90,342	59,701
Gross profit	56,509	37,617
Selling, engineering and administrative expenses	26,156	18,315
Amortization of intangible assets	4,521	2,049
Operating income	25,832	17,253
Interest expense, net	4,385	483
Foreign currency transaction (gain) loss, net	(439)	511
Miscellaneous expense (income), net	108	(36)
Change in fair value of contingent consideration	719	402
Income before income taxes	21,059	15,893
Income tax provision	4,655	3,982
Net income	$16,404	$11,911
Basic and diluted net income per common share	$0.51	$0.40
Basic and diluted weighted average shares outstanding	31,978	29,811
Dividends declared per share	$0.09	$0.09

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended
	March 30, 2019	March 31, 2018
	(unaudited)	(unaudited)
Net income	$16,404	$11,911
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(4,831)	2,495
Unrealized loss on interest rate swap, net of tax	(1,082)	—
Total other comprehensive (loss) income	(5,913)	2,495
Comprehensive income	$10,491	$14,406

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Shareholders’ Equity (unaudited)

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	income (loss)	Total

Balance, December 29, 2018	—	$—	31,965	$32	$357,933	$219,056	$(46,253)	$530,768
Shares issued, other compensation			6					—
Shares issued, ESPP			13		408			408
Shares issued, ESOP			24		1,092			1,092
Stock-based compensation					1,368			1,368
Cancellation of shares for payment of employee tax withholding			(12)		(606)			(606)
Dividends declared						(2,881)		(2,881)
Net income						16,404		16,404
Other comprehensive loss							(5,913)	(5,913)
Impact of adoption of ASU 2016-02, related to leases						(134)		(134)
Balance, March 30, 2019	—	$—	31,996	$32	$360,195	$232,445	$(52,166)	$540,506

Balance, December 30, 2017	—	$—	27,077	$27	$95,354	$183,770	$(6,478)	$272,673
Shares issued, restricted stock			100					—
Shares issued, other compensation			7					—
Shares issued, ESPP			9		371			371
Shares issued, public offering			4,400	5	239,788			239,793
Stock-based compensation					916			916
Cancellation of shares for payment of employee tax withholding			(5)		(240)			(240)
Dividends declared						(2,843)		(2,843)
Net income						11,911		11,911
Other comprehensive income							2,495	2,495
Balance, March 31, 2018	—	$—	31,588	$32	$336,189	$192,838	$(3,983)	$525,076

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Sun Hydraulics Corporation

Doing Business as Helios Technologies

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended
	March 30, 2019	March 31, 2018
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$16,404	$11,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,571	4,729
Loss on disposal of assets	71	—
Stock-based compensation expense	1,368	916
Amortization of debt issuance costs	179	98
(Benefit) provision for deferred income taxes	(322)	55
Change in fair value of contingent consideration	719	402
Forward contract losses, net	24	505
Other, net	549	(15)
(Increase) decrease in:
Accounts receivable	(8,848)	(9,683)
Inventories	(3,729)	940
Other current assets	(2,455)	(219)
Other assets	1,088	(251)
Increase (decrease) in:
Accounts payable	662	1,114
Accrued expenses and other liabilities	3,496	1,469
Income taxes payable	2,710	2,671
Other noncurrent liabilities	(659)	17
Net cash provided by operating activities	19,828	14,659
Cash flows from investing activities:
Capital expenditures	(8,792)	(4,237)
Proceeds from dispositions of equipment	64	3
Net cash used in investing activities	(8,728)	(4,234)
Cash flows from financing activities:
Borrowings on revolving credit facility	35,282	—
Repayment of borrowings on revolving credit facility	(48,000)	(116,000)
Borrowings on long-term non-revolving debt	—	932
Repayment of borrowings on long-term non-revolving debt	(1,623)	—
Proceeds from stock issued	408	240,163
Dividends to shareholders	(2,878)	(2,437)
Other financing activities	(881)	(240)
Net cash (used in) provided by financing activities	(17,692)	122,418
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(167)	1,805
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,759)	134,648
Cash, cash equivalents and restricted cash, beginning of period	23,515	63,922
Cash, cash equivalents and restricted cash, end of period	$16,756	$198,570

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

SUN HYDRAULICS CORPORATION

Doing Business as Helios Technologies

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. COMPANY BACKGROUND

Sun Hydraulics Corporation, doing business as Helios Technologies (“Helios” or the “Company”), and its wholly-owned subsidiaries, is an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets.  On August 6, 2018, the Company announced that it had adopted Helios Technologies as its business name.  Sun Hydraulics, LLC (“Sun Hydraulics” or “Sun”), a newly-formed Florida limited liability company that holds the historical net operating assets of the Sun Hydraulics brand entities and Custom Fluidpower Pty Ltd (“Custom Fluidpower”), along with Enovation Controls, LLC (“Enovation Controls”) and Faster S.r.l. (“Faster”) are the wholly-owned operating subsidiaries of Helios Technologies under the new holding company name.

The Company operates in two business segments, Hydraulics and Electronics.  There are three key technologies within our Hydraulics segment: cartridge valve technology (“CVT”), quick-release hydraulic coupling solutions (“QRC”) and hydraulic system design (“Systems”). Within CVT, our products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Systems provide engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment. In our Electronics segment, we are a leader in display and control integration solutions offering rugged and reliable instruments, coupled with expertise in J1939 engine protocol, to produce an industry-leading array of easy-to-read displays and gauges for controller area network (“CAN”) transmitted engine data and faults. We refer to this technology as Electronic Controls (“EC”).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed by Sun Hydraulics Corporation with the Securities and Exchange Commission on February 26, 2019. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three-month period ended March 30, 2019, are not necessarily indicative of the results that may be expected for the period ending December 28, 2019.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the standard for the fiscal year beginning December 30, 2018, using the effective date method which required a cumulative-effect adjustment to be recorded to the opening balance of retained earnings. Under the effective date method, financial results reported in periods prior to fiscal year 2019 are unchanged. The Company also elected the package of practical expedients, which among other things, does not require reassessment of lease classification. As of the adoption date, recorded right-of-use (“ROU”) assets and liabilities of approximately $13,918 were added to the balance sheet and a cumulative-effect adjustment of $134 was recognized in retained earnings.

The Company determines whether an arrangement is a lease at its inception. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and are presented in Property, plant and equipment in the Consolidated Balance Sheets. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the leases and are presented in Other accrued expenses and current liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company utilizes an estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company considers its existing credit facilities when calculating the incremental borrowing rate.

Lease terms include options to extend the lease when it is reasonably certain that the Company will exercise the option. Leases with a term of 12 months or less are not recorded on the balance sheet. There are no residual value guarantees included in the Company’s leases.

Contract Assets & Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $2,175 and $2,851 at March 30, 2019 and December 29, 2018, respectively, and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to revenue being recognized. Contract liabilities totaled $265 and $138 at March 30, 2019 and December 29, 2018, respectively, and are presented in Other accrued expenses and current liabilities in the Consolidated Balance Sheets.

Derivative Instruments and Hedging Activities

All derivative instruments are recorded gross in the Consolidated Balance Sheets at their respective fair values. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into the line item within the Consolidated Statements of Operations in which the hedged items are recorded in the same period in which the hedged item affects earnings.

The Company enters into foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in the fair value of foreign exchange currency contracts not designated as hedging instruments are recognized in earnings. Derivative financial instruments are utilized as risk management tools and are not used for trading or speculative purposes.

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company designates certain foreign currency denominated debt as hedges of net investments in foreign operations which reduces the Company’s exposure to changes in currency exchange rates on investments in non-US subsidiaries. Gains and losses on net investments in non-U.S. operations are economically offset by losses and gains on foreign currency borrowings. The change in the U.S dollar value of foreign currency denominated debt is recorded in Foreign currency translation adjustments, a component of Accumulated other comprehensive income (loss).

Research and Development

The Company conducts research and development (“R&D”) to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled approximately $3,900, and $2,500 for the three months ended March 30, 2019 and March 31, 2018, respectively.

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

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$16,404	$11,911
Basic and diluted weighted average shares outstanding	31,978	29,811
Basic and diluted net income per common share	$0.51	$0.40

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

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation of the total purchase price, net of cash acquired, is as follows:

Accounts receivable	$24,638
Inventories	34,835
Other current assets	6,661
Property, plant and equipment	20,242
Goodwill	288,449
Intangible assets	248,823
Other assets	7,040
Total assets acquired	630,688
Accounts payable	(18,668)
Accrued expenses	(12,223)
Incomes taxes payable	(4,862)
Other current liabilities	(1,289)
Other noncurrent liabilities	(65,565)
Total liabilities assumed	(102,607)
Fair value of net assets acquired	$528,081

Goodwill is primarily attributable to Faster’s assembled workforce and anticipated synergies and economies of scale expected from the operations of the combined company. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the acquisition. Of the total goodwill acquired, approximately $4,337 is expected to be deductible for tax purposes.

Transaction costs of $1,060 incurred in connection with the acquisition are included in Selling, engineering and administrative expenses in the Consolidated Statement of Operations for the three months ended March 31, 2018.

Intangible Assets

The fair value of identified intangible assets and their respective useful lives are as follows:

	Fair Value	Weighted- Average Amortization Periods (Yrs)
Trade name	$25,740	18
Technology	13,483	13
Customer relationships	202,245	26
Sales order backlog	7,355	0.4
Identified intangible assets	$248,823	24

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Faster had been acquired as of the beginning of 2017.  The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment and interest expense from borrowings to fund the acquisition.  Non-recurring pro forma adjustments directly attributable to the acquisition included in the pro forma information presented below include transaction costs totaling $1,060, amortization of Faster pre-acquisition loan costs of $2,328 and loss on forward contract entered into in connection with the acquisition totaling $505.

The pro forma information does not reflect any operating efficiencies or potential cost savings that may result from the acquisition. Accordingly, the pro forma information is for illustrative purposes only and is not intended to present or be indicative of the actual results of operations of the combined company that may have been achieved had the acquisition actually occurred at the beginning of 2017, nor is it intended to represent or be indicative of future results of operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below.

Three months ended
March 31, 2018
Net sales	$138,258
Operating income	25,982
Net income	14,874
Basic and diluted net income per common share	0.47

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

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at March 30, 2019 and December 29, 2018.

	March 30, 2019
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Interest rate swap contract	$3,831	$—	$3,831	$—
Contingent consideration	19,679	—	—	19,679
Total	$23,510	$—	$3,831	$19,679

	December 29, 2018
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Interest rate swap contract	$2,309	$—	$2,309	$—
Forward foreign exchange contracts	137	—	137	—
Contingent consideration	18,960	—	—	18,960
Total	$21,406	$—	$2,446	$18,960

A summary of the changes in the estimated fair value of contingent consideration at March 30, 2019 is as follows:

Balance, December 29, 2018	$18,960
Change in estimated fair value	719
Balance, March 30, 2019	$19,679

During the first quarter of 2019, the Company recorded an adjustment to the estimated fair value of the contingent consideration liability incurred in connection with the acquisition of Faster. The adjustment was the result of revised estimates of future payments owed to the sellers for certain tax benefits to be realized.

5.  INVENTORIES

	March 30, 2019	December 29, 2018
Raw materials	$38,285	$39,086
Work in process	29,605	26,871
Finished goods	26,120	23,963
Provision for obsolete and slow moving inventory	(5,114)	(3,931)
Total	$88,896	$85,989

6.  OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to 11 years. For the three months ended March 30, 2019, operating lease costs totaled $908.

Supplemental balance sheet information related to operating leases is as follows:

March 30, 2019
Right-of-use assets	$14,069

Current operating lease liabilities	$2,904
Non-current operating lease liabilities	11,305
Total operating lease liabilities	$14,209

Weighted average remaining lease term (in years):	6.0

Weighted average discount rate:	4.6%

Supplemental cash flow and other information related to leases is as follows:

Three Months Ended
March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$913
ROU assets obtained in exchange for new operating lease liabilities	$901

Maturities of lease liabilities are as follows:

March 30, 2019
2019 Remaining	$2,710
2020	3,504
2021	3,448
2022	1,702
2023	1,356
2024	985
Thereafter	2,893
Total lease payments	16,598
Less: Imputed interest	(2,389)
Total lease obligations	14,209
Less: Current lease liabilities	(2,904)
Non-current lease liabilities	$11,305

7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the three months ended March 30, 2019, is as follows:

	Hydraulics	Electronics	Total
Balance at December 29, 2018	$276,758	$106,373	$383,131
Faster acquisition measurement period adjustment	(343)	—	(343)
Currency translation	(5,182)	—	(5,182)
Balance at March 30, 2019	$271,233	$106,373	$377,606

Intangible Assets

At March 30, 2019, and December 29, 2018, intangible assets consisted of the following:

	March 30, 2019			December 29, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade names and brands	$56,155	$(5,429)	$50,726	$56,604	$(4,712)	$51,892
Non-compete agreements	950	(443)	507	950	(396)	554
Technology	31,770	(6,268)	25,502	32,004	(5,488)	26,516
Supply agreement	21,000	(4,900)	16,100	21,000	(4,375)	16,625
Customer relationships	228,650	(12,394)	216,256	232,275	(10,168)	222,107
Licensing agreement	3,716	(922)	2,794	3,716	(862)	2,854
	$342,241	$(30,356)	$311,885	$346,549	$(26,001)	$320,548

Amortization expense for the three months ended March 30, 2019, and March 31, 2018, was $4,521 and $2,049, respectively. Remaining amortization for 2019 is approximately $13,706. Total estimated amortization expense for the years 2020 through 2024 is presented below.

Year:
2020	$18,164
2021	18,064
2022	17,801
2023	17,741
2024	17,087
Total	$88,857

8.  DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	March 30, 2019	December 29, 2018	Location	March 30, 2019	December 29, 2018
Derivatives designated as hedging instruments:
Interest rate swap contract	Other assets	$—	$—	Other non-current liabilities	$3,831	$2,309
Derivatives not designated as hedging instruments:
Forward foreign exchange contract	Other current assets	—	—	Other current liabilities	—	137
Total derivatives		$—	$—		$3,831	$2,446

The amount of gains and losses related to the Company’s derivative financial instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)
	March 30, 2019	March 31, 2018	into Earnings (Effective Portion)	March 30, 2019	March 31, 2018
Derivatives in cash flow hedging relationships:
Interest rate swap contract	$(1,521)	$—	Interest expense, net	$(183)	$—

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $4,385 for the three months ended March 30, 2019.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	March 30, 2019	March 31, 2018	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$(24)	$(505)	Foreign currency transaction gain loss, net

Interest Rate Swap Contract

Helios primarily utilizes variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments. The Company enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates.

The Company has entered into an interest rate swap transaction to hedge the variable interest rate payments on the credit facilities. In connection with this transaction, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swap has an aggregate notional amount of $200,000, which decreases by $25,000 annually starting in July 2019, and has been designated as a hedging instrument and accounted for as a cash flow hedge. The interest rate swap was effective on August 2, 2018 and is scheduled to expire on April 3, 2023. The contract is settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge transactional exposure associated with commitments arising from transactions denominated in a currency other than the functional currency of the respective operating entity. The Company’s forward contracts were not designated as hedging instruments for accounting purposes.

During the quarter ended March 31, 2018, the Company entered into a forward foreign exchange currency contract, for the purchase of €370,000, to economically hedge transactional exposure associated with the acquisition of Faster, which was denominated in euros. The contract settled upon closing of the acquisition of Faster.

As of March 30, 2019, the Company did not have any forward foreign exchange contracts.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations.  During the first quarter of fiscal year 2019, the Company designated €30,000 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $33,648 as of March 30, 2019 and is included in the Revolving line of credit line item on the Consolidated Balance Sheets. The gain or loss on the net investment hedge recorded in AOCI as part of the currency translation adjustment was a gain of $273, net of tax, for the quarter ended March 30, 2019. No amounts associated with the net investment hedge were reclassified from AOCI into income for the quarter ended March 30, 2019.

9.  CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	March 30, 2019	December 29, 2018
Long-term non-revolving debt:
Term loan credit facility with PNC Bank	4/3/2023	$95,000	$96,250
Term loan credit facility with Shinhan Bank	3/30/2020	880	895
Other long-term debt	Various	475	838
Total long-term non-revolving debt		96,355	97,983
Less: current portion of long-term non-revolving debt		5,757	5,215
Less: unamortized debt issuance costs		986	1,048
Total long-term non-revolving debt, net		$89,612	$91,720

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available credit
	Maturity Date	March 30, 2019	December 29, 2018	March 30, 2019	December 29, 2018
Revolving line of credit with PNC	4/3/2023	$242,648	$255,750	$157,352	$144,250

Future maturities of total debt are as follows:

Year:
2019 Remaining	$3,843
2020	7,268
2021	7,656
2022	8,834
2023	311,402
Total	$339,003

The Company has a revolving line of credit and term loan credit facility with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The revolving line of credit allows for up to an aggregate maximum principal amount of $400,000. During the first quarter of 2019, the Company exchanged a portion of the USD denominated borrowings for €30,000 in order to hedge currency exposure in foreign operations. The Company designated the borrowings as a net investment hedge, see additional discussion in Note 8.

The effective interest rate on the credit agreement at March 30, 2019 was 4.24%. Interest expense recognized on the credit agreement during the three months ended March 30, 2019 and March 31, 2018, totaled $4,164 and $702, respectively. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

The Company has a credit agreement with Shinhan Bank that provides a term loan of 1,000,000 Korean won. The loan matures in March 2020, at which time the full amount will become due.  Interest is charged at a one-year variable rate, 2.05% as of March 30, 2019.

The Company had a revolving line of credit with National Australia Bank that allowed for maximum borrowings of 3,000 Australian dollars. Principal and interest were paid in full on January 31, 2019, at which time the facility was closed.

The Company’s other long-term debt primarily consists of auto loans payable to National Australia Bank. Principal and interest payments are due monthly. The loans mature at various dates through January 2024. Interest is charged at various rates ranging from 4.0% to 5.3%.

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

11. INCOME TAXES

At March 30, 2019, the Company had an unrecognized tax benefit of $6,899 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of March 30, 2019 is not considered material to the Company’s consolidated financial statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2008 for the majority of tax jurisdictions where the Company files tax returns.

The Company’s U.S. federal income tax returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2008 through 2012. Florida income tax returns for tax years 2015 and 2016 are under examination. The 2016 pre-acquisition Italian income tax return for Faster is also under examination. To date, there have not been any significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months, the Company will resolve some or all of the matters presently under consideration for both its federal and state examinations and there could be significant increases or decreases to unrecognized tax benefits.

12.  STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan provides for the grant of shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company.

Restricted Stock and Restricted Stock Units

The Company grants restricted shares of common stock and restricted stock units (“RSU”) in connection with a long-term incentive plan. Awards with time-based vesting requirements vest ratably over a three-year period. Awards with performance based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle.

Compensation expense recognized for restricted stock and RSUs totaled $811 and $495, respectively, for the three months ended March 30, 2019, and March 31, 2018.

The following table summarizes restricted stock and RSU activity for the three months ended March 30, 2019:

		Weighted
		average
	Number of shares	grant-date
	(in thousands)	fair value
Nonvested balance at December 29, 2018	146	$48.66
Granted (1)	126	37.95
Vested	(42)	47.05
Forfeited	(13)	47.90
Nonvested balance at March 30, 2019	217	$42.78

(1) Approximately 34,000 performance based RSUs were granted during 2019 and are included as granted in the table above. The number of shares that ultimately vest may vary from 0% to 150% of their target vesting amount based on the achievement of defined performance targets.

The Company had $8,708 of total unrecognized compensation cost related to the restricted stock and RSU awards granted under the 2011 Plan as of March 30, 2019. That cost is expected to be recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which the U.S. employees of Helios, Sun Hydraulics and Enovation Controls are eligible to participate. Employees in the United States who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. Employees purchased 14,387 shares at a weighted average price of $28.37, and 8,110 shares at a weighted average price of $45.79, under the ESPP and U.K. plans during the three months ended March 30, 2019, and March 31, 2018, respectively. The Company recognized $255 and $63 of compensation expense during the three months ended March 30, 2019, and March 31, 2018, respectively.

Nonemployee Director Fees Plan

The Company’s 2012 Nonemployee Director Fees Plan compensates nonemployee Directors for their board service with shares of common stock.  Directors were granted 5,875 and 6,625 shares for the three months ended March 30, 2019 and March 31, 2018, respectively. The Company recognized director stock compensation expense of $285 and $365 for the three months ended March 30, 2019 and March 31, 2018, respectively.

13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables presents changes in accumulated other comprehensive loss by component:

	Unrealized Gains and Losses on Derivative Instruments	Foreign Currency Items	Total
Balance at December 29, 2018	$(2,309)	$(43,944)	$(46,253)
Other comprehensive loss before reclassifications	(1,666)	(7,239)	(8,905)
Amounts reclassified from accumulated other comprehensive loss	144	—	144
Tax effect	440	2,408	2,848
Net current period other comprehensive loss	(1,082)	(4,831)	(5,913)
Balance at March 30, 2019	$(3,391)	$(48,775)	$(52,166)

	Unrealized Gains and Losses on Derivative Instruments	Foreign Currency Items	Total
Balance at December 30, 2017	$—	$(6,478)	$(6,478)
Other comprehensive income before reclassifications	—	2,495	2,495
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	2,495	2,495
Balance at March 31, 2018	$—	$(3,983)	$(3,983)

14.  SEGMENT REPORTING

The Company has two reportable business segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served and the methods of distribution and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision makers.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item below. For the three months ended March 30, 2019, the unallocated costs included certain corporate costs not deemed to be allocable to either business segment of $4,442 which primarily relate to the amortization of acquisition-related intangible assets. The accounting policies of the Company’s business segments are the same as those used to prepare the accompanying consolidated financial statements.

The following table presents financial information by reportable segment:

	Three months ended
	March 30, 2019	March 31, 2018
Net sales
Hydraulics	$116,463	$62,609
Electronics	30,388	34,709
Total	$146,851	$97,318
Operating income
Hydraulics	$23,762	$13,442
Electronics	6,512	7,107
Corporate and other	(4,442)	(3,296)
Total	$25,832	$17,253
Capital expenditures
Hydraulics	$8,145	$3,977
Electronics	647	260
Total	$8,792	$4,237

	March 30, 2019	December 29, 2018
Total assets
Hydraulics	$776,622	$771,409
Electronics	264,998	263,412
Corporate	6,178	7,344
Total	$1,047,798	$1,042,165

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude ROU assets:

	Three months ended
	March 30, 2019	March 31, 2018
Net sales
Americas	$67,706	$56,471
Europe/Middle East/Africa	44,220	22,351
Asia/Pacific	34,925	18,496
Total	$146,851	$97,318

	March 30, 2019	December 29, 2018
Tangible long-lived assets
Americas	$85,125	$83,664
Europe/Middle East/Africa	29,342	26,724
Asia/Pacific	16,611	16,480
Total	$131,078	$126,868

15.  RELATED PARTY TRANSACTIONS

Enovation Controls purchases and sells inventory to an entity partially owned by one of its officers. For the three months ended March 30, 2019, and March 31, 2018, inventory sales to the entity totaled $482 and $861, respectively, and inventory purchases from the entity totaled $1,455 and $1,751, respectively.

At March 30, 2019, and December 29, 2018, amounts due from the entity totaled $216 and $296, respectively, and amounts due to the entity totaled $489 and $631, respectively.

16. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

17. SUBSEQUENT EVENTS

During April 2019, in accordance with the contingent consideration arrangement for the acquisition of Enovation Controls, the Company made the third and final payment to Enovation Controls’ former owners totaling $17,795.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this section and those identified in Item 1A, "Risk Factors" included in our 2018 Annual Report on Form 10-K. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW

We are an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets, each of which serves as a reportable segment.  There are three key technologies within our Hydraulics segment:  cartridge valve technology (“CVT”), quick-release hydraulic couplings solutions (“QRC”) and hydraulic system design (“Systems”). Within CVT, our products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures.  QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers.  Systems provide engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment. In our Electronics segment, we are a leader in display and control integration solutions offering rugged and reliable instruments, coupled with expertise in J1939 engine protocol, to produce an industry-leading array of easy-to-read displays and gauges for controller area network (“CAN”) transmitted engine data and faults. We refer to this technology as Electronic Controls (“EC”).

On August 6, 2018, we announced the adoption of Helios Technologies as our business name.  Sun Hydraulics, LLC (a newly-formed Florida limited liability company that holds the historical net operating assets of the Sun Hydraulics brand entities and Custom Fluidpower), along with Enovation Controls and Faster are the three wholly-owned operating subsidiaries of Helios Technologies under the new holding company name.  The changing of the holding company business name is a reflection of the tremendous growth the Company has accomplished over the last two years, including the addition of various operating companies under our umbrella. Shares of Helios Technologies continue to trade on Nasdaq as SNHY.

The operating results of the Hydraulics and Electronics segments included in MD&A are presented on a basis consistent with our internal management reporting. Segment information included in Note 14 to the Financial Statements is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the United States (“U.S. GAAP”), specifically the allocation of certain corporate and acquisition-related costs, are included in Corporate and Other.

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

Acquisitions

In April 2018 we completed our acquisition of Faster, an Italian company headquartered near Milan, Italy. Faster is a worldwide leader in engineering, manufacturing, marketing and distribution of hydraulic coupling solutions. The completion of this acquisition brings us another step closer to the realization of our Vision 2025. Faster fits this strategy well and upholds a strongly innovative culture, driving new product development and market leadership. Faster further diversifies the Company more deeply into the growing global agriculture market. The business also broadens our global footprint, advancing our ‘in the region, for the region’ initiative.

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

Global economic conditions

In June 2016, voters in the United Kingdom (“UK”) approved the UK’s exit from the European Union (“EU”) (“Brexit”). The timing of the UK’s exit from the EU remains uncertain; the EU has extended the deadline for the UK to exit the EU until October 31, 2019. With the terms of the UK’s withdrawal and the nature of its future relationship with the EU still being decided, the Company continues to monitor the status of the negotiations and plan for any impact. We have considered the following factors that mitigate the potential impact of Brexit on the import and export of goods to and from the UK:

•	Helios locations outside of the UK do not source raw materials or parts from UK suppliers;
•	Parts and raw materials sourced by our UK locations from EU suppliers can also be sourced from local UK suppliers;
•	EU customers served by our UK entities can be serviced by any of our global subsidiaries;
•	Customers who relocate outside of the UK can be serviced by any of our global subsidiaries; and
•	The level and type of business conducted at our UK entities limits our exposure to new regulatory risk resulting from Brexit.

The ultimate impact of Brexit on the Company’s financial results is uncertain. However, based on the above noted mitigating factors, we do not expect the effects of Brexit to have a material impact on our results of operations or financial position. We are not aware of any material contracts that may require renegotiation or termination due to the impact of Brexit.  For additional information, refer to the “Item 1A—Risk Factors” section of the Company’s 2018 Annual Report on Form 10-K filed on February 26, 2019.

Industry conditions

Market demand for our products is dependent on demand for the industrial goods in which the products are incorporated.  The capital goods industries in general, and the Hydraulics and Electronics segments specifically, are subject to economic cycles.  According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the U.S. index of shipments of hydraulic products increased 2% during the first three months of 2019 while orders decreased 2% during the same period. We have not realized a similar downward trend in our Hydraulics segment as order rates continue to show growth. The Institute of Printed Circuits Association reported that North American electronics industry sales growth remained positive for printed circuit boards (PCB) and electronics manufacturing services (EMS), while semiconductor sales growth continued to decline, entering negative territory.

We utilize industry trend reports from various sources, as well as feedback from customers and distributors to evaluate economic trends.  We also rely on global government statistics such as Gross Domestic Product and Purchasing Managers Index to understand higher level economic conditions.

2019 First Quarter Results and Comparison of the Three Months Ended March 30, 2019 and March 31, 2018

Faster was acquired on April 5, 2018 and Custom Fluidpower was acquired on August 1, 2018. Our consolidated operating results for the three months ended March 30, 2019 include the results of Faster and Custom Fluidpower, while our consolidated operating results for the three months ended March 31, 2018 do not.

(in millions except net income per share)

	Three Months Ended
	March 30, 2019	March 31, 2018	$ Change	% Change
Net sales	$146.9	$97.3	$49.6	51.0%
Gross profit	$56.5	$37.6	$18.9	50.3%
Gross profit %	38.5%	38.6%
Operating income	$25.8	$17.3	$8.5	49.1%
Operating income %	17.6%	17.8%
Net income	$16.4	$11.9	$4.5	37.8%
Basic and diluted net income per common share	$0.51	$0.40	$0.11	27.5%

First quarter consolidated sales improved $49.6 million, 51.0%, over the prior-year period, of which $49.0 million was contributed by Faster and Custom Fluidpower. Demand for our products in the Hydraulics segment remained strong as we realized organic sales growth in all geographic regions. Sales in the electronics segment weakened during the first quarter of 2019, which was primarily a result of the timing of model year rollouts for original equipment manufacturer (“OEM”) customers as well as some softening end market conditions. Price increases favorably impacted sales during the quarter by $2.1 million. Changes in foreign currency exchange rates negatively impacted sales of our historical businesses during the first quarter by $1.3 million when compared to the prior-year quarter and had minimal impact on earnings per share (“EPS”). Compared with foreign currency exchange rates in effect at the respective acquisition dates, changes in exchange rates unfavorably impacted sales of Faster and Custom Fluidpower during the first quarter by $2.4 million, and unfavorably impacted EPS for the quarter by $0.01.

Gross profit margin remained relatively flat in the first quarter of 2019 at 38.5% compared to 38.6% in the prior-year first quarter. We realized margin improvement in our Electronics segment of 4.8 percentage points due to production efficiencies and successful cost management efforts and a slight decrease in Hydraulics segment productivity in the early part of the quarter related to our CVT manufacturing consolidation project, which was completed by the end of the quarter.

Operating income as a percentage of sales fell slightly to 17.6% in the first quarter of 2019 compared to 17.8% in the prior-year period primarily due to an increase of $2.5 million in amortization of intangible assets related to the Faster and Custom Fluidpower acquisitions, partially offset by improved leverage of operating expenses.

The change in fair value of our contingent consideration liability incurred in connection with the Faster acquisition caused a decline in net income and EPS of $0.6 million, and $0.02, net of tax, respectively.

2019 Outlook

Consolidated revenue for the full year 2019 is expected to be between $580 million and $590 million, with the Hydraulics segment contributing between $464 million and $469 million and the Electronics segment contributing between $116 million and $121 million. Consolidated U.S. GAAP EPS is expected to be $2.10 to $2.20 for the full year 2019. Consolidated non-GAAP cash EPS, which excludes amortization expense and certain one-time costs, is expected to be between $2.55 and $2.65. The full year adjusted EBITDA margin, prior to certain one-time costs, is anticipated to be 24.0% to 24.5%.

Our updated 2019 consolidated revenue guidance demonstrates growth over 2018 revenue.  We reiterate our Hydraulics Segment revenue guidance.  Our strong backlog and the completion of our CVT manufacturing consolidation project give us confidence to maintain Hydraulics revenue guidance for the year, even though we are starting to see slower growth in certain industries and geographies.

In Electronics, after organic growth of greater than 50% over the past two years since acquisition, we initiated an intentional shift in our customer base which materialized in the first quarter.  We believe this change is in the long-term best interest of our business and positions us to take market share.  This initiative includes the release of certain contractual obligations to customers that allows us to leverage all products to a broader and more diversified customer base.  While this is temporarily dampening Electronics sales for 2019, it gives us the ability to secure new and important customer commitments for the start of production in 2020 and 2021.

In the overall macroeconomic environment, agriculture, oil and gas, recreational and, most recently, construction and material handling end markets are softening. There has been a shift in the outlook of these markets over the last few months that has caused us to take a closer look at our expectations.

We have revised our adjusted EBITDA margin to reflect the lower top line guidance.  Our GAAP EPS and Non-GAAP Cash EPS remain the same even on the lower overall sales estimates, benefiting from a reduction in our depreciation estimates for the year. Our focus remains on making investments to further globalize our business, advancing our state-of-the-art manufacturing technologies, and introducing innovative market-leading products and solutions that result in market share gains.  We reiterate the goals we established for Vision 2025.

SEGMENT RESULTS

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three months ended
	March 30, 2019	March 31, 2018	$ Change	% Change
Net sales	$116.5	$62.6	$53.9	86.1%
Gross profit	$42.6	$23.4	$19.2	82.1%
Gross profit %	36.6%	37.4%
Operating income	$23.8	$13.4	$10.4	77.6%
Operating income %	20.4%	21.4%

The following table presents organic and acquisition related results for the first quarter (in millions):

	Three months ended March 30, 2019
	Organic	Acquisition
Net sales	$67.5	$49.0
Gross profit	$25.0	$17.6
Gross profit %	37.0%	35.9%
Operating income	$14.4	$9.4
Operating income %	21.3%	19.2%

First quarter net sales for the Hydraulics segment totaled $116.5 million, representing growth of $53.9 million, 86.1%, over the prior-year period. Organic sales increased $4.9 million over the first quarter of 2018, representing growth of 7.8%, which was driven by increased demand in all geographic markets. While demand for Sun’s products has remained strong, capacity constraints have limited growth in shipments, increasing our order backlog. As a result of the completion of Sun’s CVT manufacturing consolidation project at the end of the first quarter, our production capacity is expected to improve throughout the remainder of 2019. Price increases, which partially offset material cost increases, resulted in an estimated $1.6 million positive impact to Sun’s sales during the quarter.

Changes in exchange rates had a negative impact on Sun’s first quarter sales of $1.0 million compared to the prior-year period. Since the acquisition of Faster in April 2018, the euro declined in value to the dollar resulting in an unfavorable impact on Faster sales of $1.9 million during the period. Since the acquisition of Custom Fluidpower in August 2018, the Australian dollar declined in value to the U.S. dollar resulting in an unfavorable impact on Custom Fluidpower sales of $0.5 million during the period.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three months ended
	March 30, 2019	March 31, 2018	$ Change	% Change
Americas	$41.6	$26.3	$15.3	58.2%
Europe/Middle East/Africa	41.8	19.6	22.2	113.3%
Asia/Pacific	33.1	16.7	16.4	98.2%
Total	$116.5	$62.6

During the first quarter, Faster and Custom Fluidpower contributed $11.6 million, $21.7 million and $15.7 million to our sales in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia/Pacific regions, respectively.

Demand continued to be strong in the Americas region with organic sales increasing $3.7 million, 14.0%, in the first quarter of 2019. Organic sales to the EMEA region increased $0.5 million, 2.5%, in the first quarter of 2019. Exchange rates had a negative impact on organic sales to EMEA in the first quarter of 2019 of $0.7 million. Organic sales to the Asia/Pacific region were up $0.7 million, 4.1%, in the first quarter of 2019. Exchange rates had a negative impact on organic sales to Asia/Pacific in the first quarter of 2019 of $0.3 million.

First quarter gross profit grew $19.2 million, 82.1%, compared to the first quarter of the prior year. Faster and Custom Fluidpower contributed $17.6 million of the increase representing a 35.9% gross profit margin. While Faster contributed a strong gross margin for the period, Custom Fluidpower earned a lower gross margin due to the nature of their value-add integrator business model. Organic gross profit increased $1.6 million over the first quarter of 2018, while organic gross profit margin declined 0.4 percentage points to 37.0%, from 37.4% in the prior-year period. Increased sales volume and price increases, net of increased material costs, positively impacted the gross profit of our organic business by approximately $0.7 million and $0.4 million during the quarter, respectively. Sun’s CVT manufacturing consolidation project disrupted productivity during the early part of the quarter; however, efficiencies were realized as the quarter progressed.

First quarter operating income increased $10.4 million, 77.6%, compared to the first quarter of the prior year. Faster and Custom Fluidpower contributed $9.4 million of the increase, representing a 19.2% operating margin for the quarter. The operating margin of our organic business remained relatively flat compared to the prior-year period at 21.3%.

Selling, engineering and administrative expenses (“SEA”) rose $8.8 million in the first quarter of 2019 compared to the first quarter of the prior year. Faster and Custom Fluidpower SEA costs totaled $8.2 million during the quarter. The SEA costs of our organic business increased $0.6 million over the prior-year quarter while SEA as a percent of sales declined 0.3 percentage points primarily due to leverage of fixed costs on higher sales.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	Three months ended
	March 30, 2019	March 31, 2018	$ Change	% Change
Net sales	$30.4	$34.7	$(4.3)	(12.4)%
Gross profit	$13.9	$14.2	$(0.3)	(2.1)%
Gross profit %	45.7%	40.9%
Operating income	$6.5	$7.1	$(0.6)	(8.5)%
Operating income %	21.4%	20.5%

First quarter net sales for the Electronics segment totaled $30.4 million, a decrease of $4.3 million, 12.4%, from the prior-year period. The decline was due to timing of OEM customer model year rollouts and some softening end market conditions. Price increases positively impacted sales by approximately $0.5 million for the quarter. Changes in exchange rates had a negative impact on first quarter sales of $0.3 million.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three months ended
	March 30, 2019	March 31, 2018	$ Change	% Change
Americas	$26.1	$30.1	$(4.0)	(13.3)%
Europe/Middle East/Africa	2.5	2.7	(0.2)	(7.4)%
Asia/Pacific	1.8	1.9	(0.1)	(5.3)%
Total	$30.4	$34.7

Sales to the Americas decreased $4.0 million, 13.3%, while sales to EMEA and Asia/Pacific remained relatively flat during the first quarter of 2019, excluding currency fluctuations. Exchange rates had a negative impact on sales to EMEA and Asia/Pacific of $0.2 million and $0.1 million during the first quarter, respectively.

First quarter gross profit decreased $0.3 million, 2.1%, compared to the first quarter of the prior year, while gross profit margin expanded 4.8 percentage points to 45.7% from 40.9% in 2018. The improvement in margin was primarily due to material cost reductions, price increases and cost management efforts which resulted in production efficiencies.

First quarter operating income decreased $0.6 million, 8.5%, over the first quarter of the prior year while operating margin increased 0.9 percentage points to 21.4% from 20.5%. The operating margin increase resulted primarily from the increase in gross profit margin partially offset by an increase in research and development costs incurred to support future product development.  SEA expenses grew $0.3 million, 4.2%, to $7.4 million in the first quarter of 2019, compared to $7.1 million in the first quarter of the prior year.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the three months ended March 30, 2019, these costs totaled $4.4 million primarily for amortization of acquisition-related intangible assets. Corporate and other costs increased $1.1 million over the prior year period as a result of the acquisitions of Faster and Custom Fluidpower.

Interest Expense, net

Due to the Faster and Custom Fluidpower acquisitions, net interest expense was $4.4 million for the first quarter of 2019 compared to $0.5 million for the prior-year quarter. For the same reason, average net debt for the first quarter of 2019 was $325.3 million compared to average cash on hand during the first quarter of 2018 of $131.2 million.

Change in Fair Value of Contingent Consideration

The fair value of our acquisition-related contingent consideration liability is revalued each quarter to its estimated fair value, and changes are recorded in earnings of the period. During the first quarter of 2019 the fair value of the liability increased by $0.7 million compared to an increase of $0.4 million in the first quarter of 2018.

Income Taxes

The provision for income taxes for the first quarter of 2019 was 22.1% of pretax income compared to 25.1% for the prior-year first quarter. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products. In addition, the decrease in the first quarter 2019 effective tax rate versus the first quarter 2018 effective tax rate was primarily related an increase in the Foreign Derived Intangible Income (FDII) deduction.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. In recent years, we have used borrowings on our credit facilities to fund acquisitions, and during 2018 we raised $240 million in net proceeds from our public stock offering which was also used to fund acquisition activity during 2018. During the first quarter of 2019, cash provided by operating activities totaled $19.8 million and as of March 30, 2019, we had $16.7 million of cash and cash equivalents on hand and $157.4 million of available credit on our revolving credit facility.  We also have a $200 million accordion feature available on our credit facility, subject to certain pro forma compliance requirements.

Our principal uses of cash have been paying operating expenses, paying dividends to shareholders, making capital expenditures, acquisition-related payments and servicing debt.

We believe that cash generated from operations and our borrowing availability under our credit facilities will be sufficient to satisfy our operating expenses and capital expenditures for the foreseeable future. In the event that economic conditions were to severely worsen for a protracted period of time, we would have several options available to ensure liquidity in addition to increased borrowing. Capital expenditures could be postponed since they primarily pertain to long-term improvements in operations. Additional operating expense reductions also could be made. Finally, the dividend to shareholders could be reduced or suspended.

Cash Flows

The following table summarizes our cash flows for the periods (in millions):

	Three months ended
	March 30, 2019	March 31, 2018	$ Change
Net cash provided by operating activities	$19.8	$14.7	$5.1
Net cash used in investing activities	(8.7)	(4.2)	(4.5)
Net cash (used in) provided by financing activities	(17.7)	122.4	(140.1)
Effect of exchange rates on cash	(0.2)	1.8	(2.0)
Net (decrease) increase in cash	$(6.8)	$134.7	$(141.5)

Cash on hand declined $6.8 million from $23.5 million at the end of 2018 to $16.7 million at March 30, 2019. Cash balances on hand are a result of our cash management strategy which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and also paying down borrowings on our credit facilities. Cash and cash equivalents were unfavorably impacted by changes in exchange rates during the three months ended March 30, 2019 by $0.2 million.

Operating activities

Cash from operations increased $5.1 million, 34.7%, compared to the prior-year period, a result of improved cash earnings partially offset by a net increase in operating assets and liabilities. Changes in inventory and accounts receivable reduced cash by $12.6 million and $8.7 million during the first quarter of 2019 and 2018, respectively. Days sales outstanding went up to 50 days as of March 30, 2019, from 44 days as of March 31, 2018, primarily due to Faster’s and Custom Fluidpower’s collection periods which exceed that of our historical business, due to their different business models. For similar reasons, days of inventory on hand went up to 88 as of March 30, 2019, from 63 as of March 31, 2018, due to Faster’s and Custom Fluidpower’s business model differences.

Investing activities

Capital expenditures totaled $8.8 million for the three months ended March 30, 2019, an increase of $4.6 million over the prior year period, primarily made up of purchases of machinery and equipment, Sun’s manufacturing consolidation project, and equipment and leasehold improvements for our new China facility.  Capital expenditures for the full year 2019 are estimated to be between $30 million and $35 million for investments in machinery and equipment, the completion of Sun’s CVT manufacturing consolidation project, construction of a state-of-the-art engineering center for our CVT business, and expansion of our China operations.

Financing activities

Cash flows used in financing activities totaled $17.7 million in the first quarter of 2019, compared to cash provided by financing activities of $122.4 in the prior year period.

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

On April 1, 2018, we amended our credit facility to increase the limit on our revolving credit facility to $400 million and add a term loan of $100 million. We also increased the accordion feature to $200 million. During the second quarter of 2018, we paid cash of approximately $175.0 million and borrowed $358.0 million on our term loan and line of credit to complete the acquisition of Faster.  During the third quarter of 2018, we borrowed additional amounts on our revolving credit facility to fund the acquisition of Custom Fluidpower. Cash paid for the Custom Fluidpower acquisition totaled approximately $9.3 million.  Amounts due on our revolving credit facility and our long-term non-revolving debt as of March 30, 2019 totaled $242.6 million and $96.4 million, respectively.

In April 2019, we paid $17.8 million to the former owners of Enovation Controls in connection with the third and final payment due on the contingent consideration liability.

During the first quarter of 2019, we declared a quarterly cash dividend of $0.09 per share payable on April 20, 2019, to shareholders of record as of April 5, 2019. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 29, 2018, and any changes made during the first three months of 2019, including the adoption of ASC 842, are disclosed in Note 2 to the Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Annual Report on Form 10-K filed on February 26, 2019. There were no material changes during the three months ended March 30, 2019.

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

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934, as amended, during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

Exhibit Number	Exhibit Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on May 7, 2019.

SUN HYDRAULICS CORPORATION

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)