Form 10-Q
period 2019-06-29
HELIOS TECHNOLOGIES, INC.
filed 2019-08-06
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019	Commission file number 0-21835

HELIOS TECHNOLOGIES, INC.

(Exact Name of Registration as Specified in its Charter)

Florida	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, Florida	34243
(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $.001 Par Value	HLIO	The NASDAQ Global Select Market

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

The Registrant had 32,026,807 shares of common stock, par value $.001, outstanding as of July 26, 2019.

Helios Technologies, Inc.

INDEX

For the quarter ended

June 29, 2019

PART I: FINANCIAL INFORMATION

Item 1.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 29, 2019	December 29, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,283	$23,477
Restricted cash	38	38
Accounts receivable, net of allowance for doubtful accounts of $1,529 and $1,336	81,817	72,806
Inventories, net	97,176	85,989
Income taxes receivable	1,262	4,549
Other current assets	14,745	9,997
Total current assets	208,321	196,856
Property, plant and equipment, net	146,607	126,868
Deferred income taxes	7,870	9,463
Goodwill	382,221	383,131
Other intangible assets, net	310,092	320,548
Other assets	4,746	5,299
Total assets	$1,059,857	$1,042,165
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$41,867	$40,879
Accrued compensation and benefits	15,396	13,260
Other accrued expenses and current liabilities	13,642	9,941
Current portion of contingent consideration	1,047	18,120
Current portion of long-term non-revolving debt, net	6,357	5,215
Dividends payable	2,882	2,878
Income taxes payable	1,852	2,697
Total current liabilities	83,043	92,990
Revolving line of credit	250,950	255,750
Long-term non-revolving debt, net	87,766	91,720
Contingent consideration, less current portion	893	840
Deferred income taxes	52,478	57,783
Other noncurrent liabilities	26,473	12,314
Total liabilities	501,603	511,397
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000,000 and 50,000,000 shares authorized, 32,017,300 and 31,964,775 shares issued and outstanding	32	32
Capital in excess of par value	362,104	357,933
Retained earnings	246,828	219,056
Accumulated other comprehensive loss	(50,710)	(46,253)
Total shareholders' equity	558,254	530,768
Total liabilities and shareholders' equity	$1,059,857	$1,042,165

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended
	June 29, 2019	June 30, 2018
	(unaudited)	(unaudited)
Net sales	$143,842	$136,168
Cost of sales	87,615	85,764
Gross profit	56,227	50,404
Selling, engineering and administrative expenses	25,309	25,325
Amortization of intangible assets	4,545	8,076
Operating income	26,373	17,003
Interest expense, net	4,048	4,151
Foreign currency transaction loss, net	501	3,301
Miscellaneous (income) expense, net	(157)	80
Change in fair value of contingent consideration	56	251
Income before income taxes	21,925	9,220
Income tax provision	4,660	2,424
Net income	$17,265	$6,796
Basic and diluted net income per common share	$0.54	$0.22
Basic and diluted weighted average shares outstanding	32,012	31,597
Dividends declared per share	$0.09	$0.09

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Six months ended
	June 29, 2019	June 30, 2018
	(unaudited)	(unaudited)
Net sales	$290,693	$233,486
Cost of sales	177,958	145,465
Gross profit	112,735	88,021
Selling, engineering and administrative expenses	51,465	43,640
Amortization of intangible assets	9,066	10,124
Operating income	52,204	34,257
Interest expense, net	8,433	4,634
Foreign currency transaction loss, net	62	3,812
Miscellaneous (income) expense, net	(50)	44
Change in fair value of contingent consideration	775	653
Income before income taxes	42,984	25,114
Income tax provision	9,315	6,407
Net income	$33,669	$18,707
Basic and diluted net income per common share	$1.05	$0.61
Basic and diluted weighted average shares outstanding	31,995	30,718
Dividends declared per share	$0.18	$0.18

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$17,265	$6,796	$33,669	$18,707
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	3,498	(27,214)	(1,333)	(24,718)
Unrealized loss on interest rate swap, net of tax	(2,042)	—	(3,124)	—
Total other comprehensive income (loss)	1,456	(27,214)	(4,457)	(24,718)
Comprehensive income (loss)	$18,721	$(20,418)	$29,212	$(6,011)

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	income (loss)	Total

Balance, March 30, 2019	—	$—	31,996	$32	$360,195	$232,445	$(52,166)	$540,506
Shares issued, restricted stock			(1)					—
Shares issued, other compensation			7					—
Shares issued, ESPP			15		436			436
Shares issued, ESOP					60			60
Stock-based compensation					1,413			1,413
Dividends declared						(2,882)		(2,882)
Net income						17,265		17,265
Other comprehensive income							1,456	1,456
Balance, June 29, 2019	—	$—	32,017	$32	$362,104	$246,828	$(50,710)	$558,254

Balance, March 31, 2018	—	$—	31,588	$32	$336,189	$192,838	$(3,983)	$525,076
Shares issued, restricted stock			3					—
Shares issued, other compensation			5					—
Shares issued, ESPP			8		438			438
Stock-based compensation					1,145			1,145
Dividends declared						(2,847)		(2,847)
Net income						6,796		6,796
Other comprehensive loss							(27,213)	(27,213)
Balance, June 30, 2018	—	$—	31,604	$32	$337,772	$196,787	$(31,196)	$503,395

Balance, December 29, 2018	—	$—	31,965	$32	$357,933	$219,056	$(46,253)	$530,768
Shares issued, restricted stock			(1)					—
Shares issued, other compensation			13					—
Shares issued, ESPP			28		844			844
Shares issued, ESOP			24		1,152			1,152
Stock-based compensation					2,781			2,781
Cancellation of shares for payment of employee tax withholding			(12)		(606)			(606)
Dividends declared						(5,763)		(5,763)
Net income						33,669		33,669
Other comprehensive loss							(4,457)	(4,457)
Impact of adoption of ASU 2016-02, related to leases						(134)		(134)
Balance, June 29, 2019	—	$—	32,017	$32	$362,104	$246,828	$(50,710)	$558,254

Balance, December 30, 2017	—	$—	27,077	$27	$95,354	$183,770	$(6,478)	$272,673
Shares issued, restricted stock			103					—
Shares issued, other compensation			12					—
Shares issued, ESPP			17		809			809
Shares issued, public offering			4,400	5	239,788			239,793
Stock-based compensation					2,061			2,061
Cancellation of shares for payment of employee tax withholding			(5)		(240)			(240)
Dividends declared						(5,690)		(5,690)
Net income						18,707		18,707
Other comprehensive loss							(24,718)	(24,718)
Balance, June 30, 2018	—	$—	31,604	$32	$337,772	$196,787	$(31,196)	$503,395

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six months ended
	June 29, 2019	June 30, 2018
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$33,669	$18,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,195	17,076
Loss on disposal of assets	79	8
Stock-based compensation expense	2,781	2,061
Amortization of debt issuance costs	358	371
Benefit for deferred income taxes	(1,095)	—
Amortization of acquisition related inventory step up	—	3,125
Change in fair value of contingent consideration	775	653
Forward contract (gains) losses, net	(409)	3,493
Other, net	940	196
(Increase) decrease in:
Accounts receivable	(9,586)	(13,666)
Inventories	(12,276)	(4,754)
Income taxes receivable	(488)	(46)
Other current assets	(3,312)	(501)
Other assets	781	270
Increase (decrease) in:
Accounts payable	1,178	5,908
Accrued expenses and other liabilities	4,176	1,660
Income taxes payable	3,078	(3,405)
Other noncurrent liabilities	(1,668)	(39)
Contingent consideration payments in excess of acquisition date fair value	(10,731)	—
Net cash provided by operating activities	25,445	31,117
Cash flows from investing activities:
Capital expenditures	(15,413)	(10,581)
Proceeds from dispositions of equipment	597	3
Acquisition of business, net of cash acquired	—	(527,144)
Cash settlement of forward contract	—	(2,535)
Net cash used in investing activities	(14,816)	(540,257)
Cash flows from financing activities:
Borrowings on revolving credit facility	85,639	258,000
Repayment of borrowings on revolving credit facility	(91,000)	(117,250)
Borrowings on long-term non-revolving debt	—	100,932
Repayment of borrowings on long-term non-revolving debt	(2,910)	(1,250)
Borrowings under factoring arrangements	—	1,044
Proceeds from stock issued	843	240,602
Dividends to shareholders	(5,759)	(5,281)
Debt issuance costs	—	(1,763)
Payment of contingent consideration liability	(7,064)	—
Other financing activities	(1,141)	(570)
Net cash (used in) provided by financing activities	(21,392)	474,464
Effect of exchange rate changes on cash, cash equivalents and restricted cash	569	736
Net decrease in cash, cash equivalents and restricted cash	(10,194)	(33,940)
Cash, cash equivalents and restricted cash, beginning of period	23,515	63,922
Cash, cash equivalents and restricted cash, end of period	$13,321	$29,982

The accompanying Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

HELIOS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Currencies in thousands, except per share data)

1. COMPANY BACKGROUND

Helios Technologies, Inc. (“Helios” or the “Company”), and its wholly-owned subsidiaries, is an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets.  On June 13, 2019, the Company changed its legal name from Sun Hydraulics Corporation to Helios Technologies, Inc.  Sun Hydraulics, LLC (“Sun Hydraulics” or “Sun”), a Florida limited liability company that holds the historical net operating assets of the Sun Hydraulics brand entities and Custom Fluidpower Pty Ltd (“Custom Fluidpower”), along with Enovation Controls, LLC (“Enovation Controls”) and Faster S.r.l. (“Faster”) are the wholly-owned operating subsidiaries of Helios.

The Company operates in two business segments, Hydraulics and Electronics.  There are three key technologies within the Hydraulics segment: cartridge valve technology (“CVT”), quick-release hydraulic coupling solutions (“QRC”) and hydraulic system design (“Systems”). Within CVT, products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Systems provide engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment. In the Electronics segment, we are a leader in display and control integration solutions offering rugged and reliable instruments, coupled with expertise in J1939 engine protocol, to produce an industry-leading array of easy-to-read displays and gauges for controller area network (“CAN”) transmitted engine data and faults. This technology is referred to as Electronic Controls (“EC”).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed by Helios Technologies, Inc. (at that time known as Sun Hydraulics Corporation) with the Securities and Exchange Commission on February 26, 2019. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the six month period ended June 29, 2019, are not necessarily indicative of the results that may be expected for the period ending December 28, 2019.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the standard for the fiscal year beginning December 30, 2018, using the effective date method which required a cumulative-effect adjustment to be recorded to the opening balance of retained earnings. Under the effective date method, financial results reported in periods prior to fiscal year 2019 are unchanged. The Company also elected the package of practical expedients, which among other things, does not require reassessment of lease classification. As of the adoption date, the Company recorded right-of-use (“ROU”) assets and liabilities of approximately $13,918 to the balance sheet and a cumulative-effect adjustment of $134 was recognized in retained earnings.

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

Contract Assets & Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $1,956 and $2,851 at June 29, 2019 and December 29, 2018, respectively, and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to revenue being recognized. Contract liabilities totaled $451 and $138 at June 29, 2019 and December 29, 2018, respectively, and are presented in Other accrued expenses and current liabilities in the Consolidated Balance Sheets.

Derivative Instruments and Hedging Activities

All derivative instruments are recorded gross in the Consolidated Balance Sheets at their respective fair values. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of Accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into the line item within the Consolidated Statements of Operations in which the hedged items are recorded in the same period in which the hedged item affects earnings.

The Company enters into foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in the fair value of foreign exchange currency contracts not designated as hedging instruments are recognized in earnings. Derivative financial instruments are utilized as risk management tools and are not used for trading or speculative purposes.

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company designates certain foreign currency denominated debt as hedges of net investments in foreign operations which reduces the Company’s exposure to changes in currency exchange rates on investments in non-U.S. subsidiaries. Gains and losses on net investments in non-U.S. operations are economically offset by losses and gains on foreign currency borrowings. The change in the U.S. dollar value of foreign currency denominated debt is recorded in Foreign currency translation adjustments, a component of AOCI.

Research and Development

The Company conducts research and development (“R&D”) to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $7,778, and $6,301 for the six months ended June 29, 2019 and June 30, 2018, respectively.

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

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$17,265	$6,796	$33,669	$18,707
Basic and diluted weighted average shares outstanding	32,012	31,597	31,995	30,718
Basic and diluted net income per common share	$0.54	$0.22	$1.05	$0.61

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

Faster adds adjacent hydraulics products to the Company’s portfolio of products and broadens end market reach, increasing the Company’s presence in the agriculture market. The results of Faster’s operations are reported in the Company’s Hydraulics segment and have been included in the consolidated financial statements since the acquisition date.

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

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Net sales	$136,168	$274,426
Operating income	26,972	52,954
Net income	15,600	30,474
Basic and diluted net income per common share	0.49	0.97

Acquisition of Custom Fluidpower

On August 1, 2018, the Company acquired all of the outstanding equity interests of Custom Fluidpower Pty Ltd, an Australian proprietary limited liability company. The acquisition was completed pursuant to a Share Sale Agreement among the Company and the shareholders of Custom Fluidpower. The fair value of consideration paid at closing totaled $26,655, including 333,065 shares of the Company’s common stock and cash of $9,315; cash paid net of cash acquired totaled $7,518. The cash consideration was funded with borrowings on the Company’s credit facility.

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

The Company recorded $6,316 in goodwill and $7,556 in other identifiable intangible assets in connection with the acquisition; however, the purchase price allocation is preliminary, pending final tax related adjustments, and may be revised during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes to the fair values of the tangible and intangible assets acquired and liabilities assumed may be material.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at June 29, 2019 and December 29, 2018.

	June 29, 2019
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$433	$—	$433	$—
Total	$433	$—	$433	$—
Liabilities
Interest rate swap contract	$6,344	$—	$6,344	$—
Contingent consideration	1,940	—	—	1,940
Total	$8,284	$—	$6,344	$1,940

	December 29, 2018
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Interest rate swap contract	$2,309	$—	$2,309	$—
Forward foreign exchange contracts	137	—	137	—
Contingent consideration	18,960	—	—	18,960
Total	$21,406	$—	$2,446	$18,960

A summary of the changes in the estimated fair value of contingent consideration at June 29, 2019 is as follows:

Balance, December 29, 2018	$18,960
Change in estimated fair value	775
Payment on liability	(17,795)
Balance, June 29, 2019	$1,940

During the first six months of 2019, the Company recorded an adjustment to the estimated fair value of the contingent consideration liability incurred in connection with the acquisition of Faster. The adjustment was the result of revised estimates of future payments owed to the sellers for certain tax benefits to be realized.

5.  INVENTORIES

	June 29, 2019	December 29, 2018
Raw materials	$40,942	$39,086
Work in process	32,223	26,871
Finished goods	30,303	23,963
Provision for obsolete and slow moving inventory	(6,292)	(3,931)
Total	$97,176	$85,989

6.  OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to 11 years. For the six months ended June 29, 2019, operating lease costs totaled $1,818.

Supplemental balance sheet information related to operating leases is as follows:

June 29, 2019
Right-of-use assets	$13,592

Current operating lease liabilities	$3,100
Non-current operating lease liabilities	10,634
Total operating lease liabilities	$13,734

Weighted average remaining lease term (in years):	5.8

Weighted average discount rate:	4.7%

Supplemental cash flow and other information related to leases is as follows:

Six Months Ended
June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,825
ROU assets obtained in exchange for new operating lease liabilities	$1,433

Maturities of lease liabilities are as follows:

June 29, 2019
2019 Remaining	$1,841
2020	3,654
2021	3,517
2022	1,695
2023	1,335
2024	963
Thereafter	2,868
Total lease payments	15,873
Less: Imputed interest	(2,139)
Total lease obligations	13,734
Less: Current lease liabilities	(3,100)
Non-current lease liabilities	$10,634

7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the six months ended June 29, 2019, is as follows:

	Hydraulics	Electronics	Total
Balance at December 29, 2018	$276,758	$106,373	$383,131
Faster acquisition measurement period adjustment	(343)	—	(343)
Custom Fluidpower acquisition measurement period adjustment	1,205	—	1,205
Currency translation	(1,772)	—	(1,772)
Balance at June 29, 2019	$275,848	$106,373	$382,221

Intangible Assets

At June 29, 2019, and December 29, 2018, intangible assets consisted of the following:

	June 29, 2019			December 29, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade names and brands	$56,454	$(6,193)	$50,261	$56,604	$(4,712)	$51,892
Non-compete agreements	950	(491)	459	950	(396)	554
Technology	31,926	(7,082)	24,844	32,004	(5,488)	26,516
Supply agreement	21,000	(5,426)	15,574	21,000	(4,375)	16,625
Customer relationships	231,097	(14,877)	216,220	232,275	(10,168)	222,107
Licensing agreement	3,716	(982)	2,734	3,716	(862)	2,854
	$345,143	$(35,051)	$310,092	$346,549	$(26,001)	$320,548

Amortization expense for the six months ended June 29, 2019, and June 30, 2018, was $9,066 and $10,124, respectively. Remaining amortization for 2019 is approximately $9,224. Total estimated amortization expense for the years 2020 through 2024 is presented below.

Year:
2020	$18,284
2021	18,183
2022	17,921
2023	17,861
2024	17,206
Total	$89,455

8.  DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	June 29, 2019	December 29, 2018	Location	June 29, 2019	December 29, 2018
Derivatives designated as hedging instruments:
Interest rate swap contract	Other assets	$—	$—	Other non-current liabilities	$6,344	$2,309
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	404	—	Other current liabilities	—	137
Forward foreign exchange contracts	Other assets	29	—	Other non-current liabilities	—	—
Total derivatives		$433	$—		$6,344	$2,446

The amount of gains and losses related to the Company’s derivative financial instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)
	June 29, 2019	June 30, 2018	into Earnings (Effective Portion)	June 29, 2019	June 30, 2018
Derivatives in cash flow hedging relationships:
Interest rate swap contract	$(4,035)	$—	Interest expense, net	$(384)	$—

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $8,433 for the six months ended June 29, 2019.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	June 29, 2019	June 30, 2018	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$409	$(3,493)	Foreign currency transaction gain loss, net

Interest Rate Swap Contract

Helios primarily utilizes variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments. The Company enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates.

The Company has entered into an interest rate swap transaction to hedge the variable interest rate payments on the credit facilities. In connection with this transaction, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swap has an aggregate notional amount of $200,000, which decreases by $25,000 annually starting in July 2019, and has been designated as a hedging instrument and is accounted for as a cash flow hedge. The interest rate swap was effective on August 2, 2018 and is scheduled to expire on April 3, 2023. The contract is settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge transactional exposure associated with commitments arising from transactions denominated in a currency other than the functional currency of the respective operating entity. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

As of June 29, 2019, the Company had seven forward foreign exchange contracts with an aggregate notional value of €65,147, maturing at various dates through December 31, 2020.

During the quarter ended March 31, 2018, the Company entered into a forward foreign exchange currency contract, for the purchase of €370,000, to economically hedge transactional exposure associated with the acquisition of Faster, which was denominated in euros. The contract settled upon closing of the acquisition of Faster.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations.  During the first quarter of fiscal year 2019, the Company designated €60,000 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $68,200 as of June 29, 2019 and is included in the Revolving line of credit line item on the Consolidated Balance Sheets. The gain or loss on the net investment hedge recorded in AOCI as part of the currency translation adjustment was a loss of $447, net of tax, for the six months ended June 29, 2019. No amounts associated with the net investment hedge were reclassified from AOCI into income for the quarter ended June 29, 2019.

9.  CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	June 29, 2019	December 29, 2018
Long-term non-revolving debt:
Term loan credit facility with PNC Bank	4/3/2023	$93,750	$96,250
Term loan credit facility with Shinhan Bank	3/30/2020	865	895
Other long-term debt	Various	433	838
Total long-term non-revolving debt		95,048	97,983
Less: current portion of long-term non-revolving debt		6,357	5,215
Less: unamortized debt issuance costs		925	1,048
Total long-term non-revolving debt, net		$87,766	$91,720

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available credit
	Maturity Date	June 29, 2019	December 29, 2018	June 29, 2019	December 29, 2018
Revolving line of credit with PNC	4/3/2023	$250,950	$255,750	$149,050	$144,250

Future maturities of total debt are as follows:

Year:
2019 Remaining	$2,555
2020	7,876
2021	7,655
2022	9,458
2023	318,454
Total	$345,998

The Company has a revolving line of credit and term loan credit facility with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The revolving line of credit allows for up to an aggregate maximum principal amount of $400,000. During the first six months of 2019, the Company exchanged a portion of the USD denominated borrowings for €60,000 in order to hedge currency exposure in foreign operations. The Company designated the borrowings as a net investment hedge, see additional discussion in Note 8.

The effective interest rate on the credit agreement at June 29, 2019 was 3.68%. Interest expense recognized on the credit agreement during the six months ended June 29, 2019 and June 30, 2018, totaled $3,803 and $4,534, respectively. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

The Company has a credit agreement with Shinhan Bank that provides a term loan of 1,000,000 Korean won. The loan matures in March 2020, at which time the full amount will become due.  Interest is charged at a one-year variable rate, 1.87% as of June 29, 2019.

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

11. INCOME TAXES

At June 29, 2019, the Company had an unrecognized tax benefit of $6,958 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of June 29, 2019 is not considered material to the Company’s consolidated financial statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2008 for the majority of tax jurisdictions where the Company files tax returns.

The Company’s U.S. federal income tax returns are currently under examination by the Internal Revenue Service (IRS) in the United States for the periods 2008 through 2012 as well as the pre-acquisition 2016 return for Enovation Controls LLC. Florida income tax returns for tax years 2015 and 2016 are under examination. The 2016 pre-acquisition Italian income tax return for Faster is also under examination. To date, there have not been any significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months, the Company will resolve some or all of the matters presently under consideration for both its federal and state examinations and there could be significant increases or decreases to unrecognized tax benefits.

12.  STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan and its predecessor equity plan provide for the grant of shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company.

Restricted Stock and Restricted Stock Units

The Company grants restricted shares of common stock and restricted stock units (“RSU”) in connection with a long-term incentive plan. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle.

Compensation expense recognized for restricted stock and RSUs totaled $1,859 and $1,279, respectively, for the six months ended June 29, 2019, and June 30, 2018.

The following table summarizes restricted stock and RSU activity for the six months ended June 29, 2019:

		Weighted
		average
	Number of shares	grant-date
	(in thousands)	fair value
Nonvested balance at December 29, 2018	146	$48.66
Granted (1)	130	38.39
Vested	(43)	47.14
Forfeited	(15)	47.40
Nonvested balance at June 29, 2019	218	$42.90

(1) Approximately 36,500 performance based RSUs were granted during 2019 and are included as granted in the table above. The number of shares that ultimately vest may vary from 0% to 150% of their target vesting amount based on the achievement of defined performance targets.

The Company had $7,806 of total unrecognized compensation cost related to the restricted stock and RSU awards as of June 29, 2019. That cost is expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which the U.S. employees of Helios, Sun Hydraulics and Enovation Controls are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. Employees purchased 25,481 shares at a weighted average price of $33.09, and 18,728 shares at a weighted average price of $43.24, under the ESPP and U.K. plans during the six months ended June 29, 2019, and June 30, 2018, respectively. The Company recognized $329 and $138 of compensation expense during the six months ended June 29, 2019, and June 30, 2018, respectively.

Nonemployee Director Fees Plan

The Company’s 2012 Nonemployee Director Fees Plan compensates nonemployee Directors for their board service with shares of common stock.  Directors were granted 12,500 shares for each of the six months ended June 29, 2019 and June 30, 2018. The Company recognized director stock compensation expense of $582 and $660 for the six months ended June 29, 2019 and June 30, 2018, respectively.

13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables presents changes in accumulated other comprehensive loss by component:

	Unrealized Gains and Losses on Derivative Instruments	Foreign Currency Items	Total
Balance at December 29, 2018	$(2,309)	$(43,944)	$(46,253)
Other comprehensive loss before reclassifications	(4,336)	(2,033)	(6,369)
Amounts reclassified from accumulated other comprehensive loss, net of tax	301	—	301
Tax effect	911	700	1,611
Net current period other comprehensive loss	(3,124)	(1,333)	(4,457)
Balance at June 29, 2019	$(5,433)	$(45,277)	$(50,710)

	Unrealized Gains and Losses on Derivative Instruments	Foreign Currency Items	Total
Balance at December 30, 2017	$—	$(6,478)	$(6,478)
Other comprehensive loss before reclassifications	—	(24,718)	(24,718)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	—	(24,718)	(24,718)
Balance at June 30, 2018	$—	$(31,196)	$(31,196)

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item below. For the six months ended June 29, 2019, the unallocated costs included certain corporate costs not deemed to be allocable to either business segment of $4,238 which primarily relate to the amortization of acquisition-related intangible assets. The accounting policies of the Company’s business segments are the same as those used to prepare the accompanying consolidated financial statements.

The following table presents financial information by reportable segment:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales
Hydraulics	$113,710	$103,634	$230,173	$166,243
Electronics	30,132	32,534	60,520	67,243
Total	$143,842	$136,168	$290,693	$233,486
Operating income
Hydraulics	$24,123	$25,401	$47,885	$38,844
Electronics	6,488	6,532	13,000	13,639
Corporate and other	(4,238)	(14,930)	(8,681)	(18,226)
Total	$26,373	$17,003	$52,204	$34,257
Capital expenditures
Hydraulics	$5,686	$6,172	$13,832	$10,149
Electronics	935	172	1,581	432
Total	$6,621	$6,344	$15,413	$10,581

	June 29, 2019	December 29, 2018
Total assets
Hydraulics	$792,686	$771,409
Electronics	262,016	263,412
Corporate	5,155	7,344
Total	$1,059,857	$1,042,165

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude ROU assets:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales
Americas	$67,928	$67,553	$135,634	$124,024
Europe/Middle East/Africa	38,562	43,233	82,782	65,584
Asia/Pacific	37,352	25,382	72,277	43,878
Total	$143,842	$136,168	$290,693	$233,486

	June 29, 2019	December 29, 2018
Tangible long-lived assets
Americas	$85,570	$83,664
Europe/Middle East/Africa	29,331	26,724
Asia/Pacific	18,114	16,480
Total	$133,015	$126,868

15.  RELATED PARTY TRANSACTIONS

Enovation Controls purchases and sells inventory to entities partially owned by a director of Helios. For the six months ended June 29, 2019, and June 30, 2018, inventory sales to the entities totaled $712 and $1,525, respectively, and inventory purchases from the entities totaled $2,694 and $1,751, respectively.

At June 29, 2019, and December 29, 2018, amounts due from the entities totaled $90 and $296, respectively, and amounts due to the entities totaled $326 and $631, respectively.

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

On June 13, 2019, we changed our legal name from Sun Hydraulics Corporation to Helios Technologies, Inc.  Sun Hydraulics, LLC (a Florida limited liability company that holds the historical net operating assets of the Sun Hydraulics brand entities and Custom Fluidpower), along with Enovation Controls and Faster are the three wholly-owned operating subsidiaries of Helios.  Our corporate name change is a reflection of the tremendous growth the Company has accomplished over the last two years, including the addition of various operating companies under our umbrella. On June 17, 2019, shares of Helios began trading on the Nasdaq under the new ticker symbol of “HLIO”.

The operating results of the Hydraulics and Electronics segments included in this MD&A are presented on a basis consistent with our internal management reporting. Segment information included in Note 14 to the Financial Statements is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the United States (“U.S. GAAP”), specifically the allocation of certain corporate and acquisition-related costs, are included in Corporate and Other.

Vision 2025

In 2016, we introduced our vision for the Company for the next decade.  We believe it is important to reach a critical mass of $1 billion in sales by 2025 while remaining a technology leader in the industrial goods sector.  To achieve our goal, we are targeting organic sales of our Hydraulics segment, including Faster and Custom Fluidpower, of $730 million, sales of our Electronics segment of $200 million and acquisitions of $70 million of revenue.  Through this growth, our decision-making process will consider our desire to maintain superior profitability and financial strength. While acquisitions remain an important component of our long-term strategy, our near-term focus is on integrating our recently acquired businesses and improving operating performance.

Product development is a key factor to organic and synergistic growth in both the Hydraulics and Electronics segments, including joint development between the two segments.  In the Hydraulics segment, our most recent product introductions have been electro-hydraulics products: the FLeX™ Series Solenoid Valves and the XMD Bluetooth-configurable electro-hydraulics driver.  XMD represents the second of its kind from Sun Hydraulics and was jointly engineered by a team comprised of Hydraulics and Electronics segment personnel. We expect the trend for development of similar types of products to continue as capital goods markets move toward further electrification and digitalization of machines.

Acquisitions of companies that advance our technology capabilities will be critical to achieving our Vision 2025.  Target product offerings include additional CVT, CVT-adjacent hydraulic products, electronic controls and instrumentation, and linked technologies such as electro-mechanical actuators, factory automation, software or products relevant to the Internet of Things. Cultivating relationships with potential acquisition targets can often be a lengthy process, but we believe it is key to creating successful acquisitions with sustainable business results.  We have an established list of potential targets at any given time and entertain reviewing other opportunities for acquisition as they become known to us.

Acquisitions

In April 2018 we completed our acquisition of Faster, an Italian company headquartered near Milan, Italy. Faster is a worldwide leader in engineering, manufacturing, marketing and distribution of quick release hydraulic coupling solutions. The completion of this acquisition brings us another step closer to the realization of our Vision 2025. Faster fits this strategy well and upholds a strongly innovative culture, driving new product development and market leadership. Faster further diversifies the Company more deeply into the global agriculture market. The business also broadens our global footprint, advancing our ‘in the region, for the region’ initiative.

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

Global economic conditions

In June 2016, voters in the United Kingdom (“UK”) approved the UK’s exit from the European Union (“EU”) (“Brexit”). The timing of the UK’s exit from the EU remains uncertain; the EU has extended the deadline for the UK to exit the EU until October 31, 2019. With the terms of the UK’s withdrawal and the nature of its future relationship with the EU still being decided, the Company continues to monitor the status of the negotiations and plan for potential impact. We have considered the following factors that mitigate the potential impact of Brexit on the import and export of goods to and from the UK:

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

Industry conditions

Market demand for our products is dependent on demand for the industrial goods in which the products are incorporated.  The capital goods industries in general, and the Hydraulics and Electronics segments specifically, are subject to economic cycles.  According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the U.S. index of shipments of hydraulic products decreased 2% during the first six months of 2019 while orders decreased 10% during the same period. The Institute of Printed Circuits Association reported that North American electronics industry sales growth remained positive for printed circuit boards (PCB) and electronics manufacturing services (EMS), while semiconductor sales growth continued to decline into negative territory.

We utilize industry trend reports from various sources, as well as feedback from customers and distributors to evaluate economic trends.  We also rely on global government statistics such as Gross Domestic Product and Purchasing Managers Index to understand higher level economic conditions.

2019 Second Quarter Results and Comparison of the Three and Six Months Ended June 29, 2019 and June 30, 2018

Our acquisition activity impacts the comparability of our financial information. Faster was acquired on April 5, 2018 and Custom Fluidpower was acquired on August 1, 2018. The results of operations and estimated fair value of assets acquired and liabilities assumed from these acquisitions are included in our financial information for all periods subsequent to the acquisition dates.

(in millions except net income per share)

	Three Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Net sales	$143.8	$136.2	$7.6	5.6%
Gross profit	$56.2	$50.4	$5.8	11.5%
Gross profit %	39.1%	37.0%
Operating income	$26.4	$17.0	$9.4	55.3%
Operating income %	18.4%	12.5%
Net income	$17.3	$6.8	$10.5	154.4%
Basic and diluted net income per common share	$0.54	$0.22	$0.32	145.5%

	Six Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Net sales	$290.7	$233.5	$57.2	24.5%
Gross profit	$112.7	$88.0	$24.7	28.1%
Gross profit %	38.8%	37.7%
Operating income	$52.2	$34.3	$17.9	52.2%
Operating income %	18.0%	14.7%
Net income	$33.7	$18.7	$15.0	80.2%
Basic and diluted net income per common share	$1.05	$0.61	$0.44	72.1%

Second quarter consolidated sales improved $7.6 million, 5.6%, over the prior-year period; $12.6 million of sales were contributed by Custom Fluidpower. Organic business sales declined $5.0 million over the prior year second quarter. Changes in foreign currency exchange rates negatively impacted sales of our historical businesses during the second quarter by $2.6 million when compared to the prior-year quarter and had an unfavorable impact on earnings per share (“EPS”) for the second quarter of $0.01. Compared with foreign currency exchange rates in effect at the acquisition date, changes in exchange rates unfavorably impacted sales of Custom Fluidpower during the second quarter by $0.7 million, and had a minimal impact on EPS for the quarter. Price increases favorably impacted sales during the quarter by $2.0 million. During the second quarter softening in certain end markets caused a decline in order intake across both segments compared to the prior second quarter. The agriculture market in Europe remains weak as does the oil and gas market in the Americas. We have also recently seen a decline in both the construction equipment market in the Asia/Pacific region and the recreational market in the Americas. We continued to maintain a large order backlog for CVT products during the quarter due to strong order intake and an unfavorable product mix which impacted our ability to maximize manufacturing capacity at our Sarasota facilities.

Gross profit margin increased 2.1 percentage points during the second quarter of 2019 to 39.1% compared to 37.0% in the prior-year second quarter. The improvement was driven by a reduction of $3.1 million of amortization of acquisition related inventory step up costs and margin improvement from our organic businesses with the Hydraulics and Electronics segments of 0.8 and 2.4 percentage points, respectively which resulted from production efficiencies and successful cost management efforts. These improvements were offset by lower gross profit margin contributed by Custom Fluidpower, due to their value-add integrator business model.

Operating income as a percentage of sales increased to 18.4% in the second quarter of 2019 compared to 12.5% in the prior-year period due to a decrease in acquisition related costs such as the inventory step up amortization costs noted above, $3.2 million of transaction costs incurred for the acquisition of Faster and $3.5 million in amortization of intangible assets.

2019 Outlook

Consolidated revenue for the full year 2019 is expected to be between $565 million and $575 million, with the Hydraulics segment contributing between $453 million and $458 million and the Electronics segment contributing between $112 million and $117 million. Consolidated U.S. GAAP EPS is expected to be $1.95 to $2.05 for the full year 2019. Consolidated non-GAAP cash EPS, which excludes amortization expense and certain one-time costs, is expected to be between $2.40 and $2.50. The full year adjusted EBITDA margin, prior to certain one-time costs, is anticipated to be 23.5% to 24.0%.

We are updating our guidance for 2019 in light of the changes in foreign currency exchange rates as well as softening end market conditions, exacerbated by the potential impact of recently announced tariffs.  A high percentage of the change in our revenue guidance is attributable to the unfavorable impact of currency changes.  The remainder is due to the impact of further softening in the recreational and oil and gas markets in our Electronics segment, as well as the impact of general market softening in our Hydraulics segment, partially offset by the revenue anticipated from our strong backlog.

The reduction in our revenue expectations will only have a modest impact on our adjusted EBITDA margin expectations and we still expect to grow our bottom line.  We are adapting and adjusting our business processes to respond to the current environment, while continuing to capture the synergies from our acquisitions and executing on our long-term strategic initiatives.  Our focus remains on making investments to further globalize our business, advancing our state-of-the-art manufacturing technologies, and introducing innovative market-leading products and solutions that result in market share gains.  We reiterate the goals we established for Vision 2025.

SEGMENT RESULTS

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three months ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Net sales	$113.7	$103.6	$10.1	9.7%
Gross profit	$42.4	$39.4	$3.0	7.6%
Gross profit %	37.3%	38.0%
Operating income	$24.1	$25.4	$(1.3)	(5.1)%
Operating income %	21.2%	24.5%

	Six Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Net sales	$230.2	$166.2	$64.0	38.5%
Gross profit	$85.0	$62.9	$22.1	35.1%
Gross profit %	36.9%	37.8%
Operating income	$47.9	$38.8	$9.1	23.5%
Operating income %	20.8%	23.3%

The following table presents organic and acquisition related results for the second quarter and year-to-date period of 2019 (in millions). The results of Faster are included in acquisition results for the first quarter and organic results for the second quarter of 2019, while the results of Custom Fluidpower are included in acquisition results for both periods.

	Three months ended June 29, 2019
	Organic	Acquisition
Net sales	$101.1	$12.6
Gross profit	$39.2	$3.2
Gross profit %	38.8%	25.4%
Operating income	$23.2	$0.9
Operating income %	22.9%	7.1%

	Six months ended June 29, 2019
	Organic	Acquisition
Net sales	$168.6	$61.6
Gross profit	$64.2	$20.8
Gross profit %	38.1%	33.8%
Operating income	$37.6	$10.3
Operating income %	22.3%	16.7%

Second quarter net sales for the Hydraulics segment totaled $113.7 million, representing growth of $10.1 million, 9.7%, over the prior-year period. Organic sales decreased $2.5 million, 2.4%, over the second quarter of 2018, which resulted from the strengthening of the U.S. dollar compared to the currencies of the countries we operate in. Changes in exchange rates at the Sun and Faster businesses had a negative impact on the Hydraulics segment second quarter sales of $2.5 million. In addition, since the acquisition of Custom Fluidpower in August 2018, the Australian dollar declined in value to the U.S. dollar resulting in an unfavorable impact on Custom Fluidpower sales of $0.7 million during the period. Price increases, which partially offset material cost increases, resulted in an estimated $1.3 million positive impact to sales during the quarter. Sales growth was limited during the quarter due to softer end market demand and capacity constraints at our Sarasota facilities related to specific CVT product families. We continue to ship CVT and Systems product orders from our backlog due to extended lead times.

Year-to-date net sales totaled $230.2 million, an increase of $64.0 million, 38.5%, over the prior comparable period. Organic sales grew by $2.4 million, 1.4%, during the year-to-date period, which was driven by increased sales to the Americas and Asia/Pacific regions offset by a negative impact from fluctuations in foreign currency exchange rates. Changes in exchange rates at the Sun and Faster businesses had a negative impact on sales of the Hydraulics segment for the year-to-date period of $3.6 million. In addition, the impact of exchange rates fluctuations since the acquisitions of Faster in April 2018 and Custom Fluidpower in August 2018, resulted in an unfavorable impact on sales of $3.1 million during the year-to-date period. Price increases resulted in an estimated $2.9 million positive impact to sales for the six month period ended June 29, 2019.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three months ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Americas	$41.2	$39.7	$1.5	3.8%
Europe/Middle East/Africa	36.8	40.5	(3.7)	(9.1)%
Asia/Pacific	35.7	23.4	12.3	52.6%
Total	$113.7	$103.6

	Six Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Americas	$82.9	$66.0	$16.9	25.6%
Europe/Middle East/Africa	78.5	60.2	18.3	30.4%
Asia/Pacific	68.8	40.0	28.8	72.0%
Total	$230.2	$166.2

During the second quarter, Custom Fluidpower contributed $12.6 million to our sales in the Asia/Pacific region. For the year-to-date period, comparability of sales by region was impacted by Faster and Custom Fluidpower sales of $11.6 million, $21.7 million and $28.3 million in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia/Pacific regions, respectively.

Demand continued to be strong in the Americas region with organic sales increasing $1.5 million, 3.8%, in the second quarter of 2019 and $5.3 million, 8.0% year to date. Organic sales to the EMEA region decreased $3.7 million, 9.2%, in the second quarter of 2019 and decreased $3.4 million, 5.7%, year-to-date. Exchange rates had a negative impact on organic sales to EMEA in the second quarter of 2019 totaling $2.2 million and $2.9 million for the six months ended June 29, 2019. Organic sales to the Asia/Pacific region fell $0.3 million, 1.3%, in the second quarter of 2019 and increased $0.5 million, 1.2%, year to date. Exchange rates had a negative impact on organic sales to Asia/Pacific in the second quarter of 2019 totaling $0.4 million and $0.7 million year to date.

Second quarter gross profit grew $3.0 million, 7.6%, compared to the second quarter of the prior year. Custom Fluidpower contributed $3.2 million of the increase representing a 25.4% gross profit margin. Organic gross profit decreased slightly, $0.2 million over the second quarter of 2018, while organic gross profit margin increased 0.8 percentage points to 38.8%, from 38.0% in the prior-year period. Price increases, net of related material cost increases, positively impacted the gross profit of our organic businesses by approximately $0.4 million during the quarter while changes in foreign currency negatively impacted gross profit for the quarter by approximately $1.1 million.

Year-to-date gross profit grew $22.1 million, 35.1% compared to the 2018 comparable period. Organic gross profit margin improved 0.3 percentage points year over year to 38.1%, while acquisitions contributed $20.8 million and 33.8% gross margin for the six months ended June 29, 2019. Price increases, net of related material cost increases, and increased sales volume positively impacted the gross profit of our organic businesses by approximately $0.8 million and $2.0 million year to date, respectively. Changes in foreign currency had a negative impact of approximately $1.8 million on gross profit during the year-to-date period.

Selling, engineering and administrative expenses (“SEA”) rose $4.3 million in the second quarter of 2019 compared to the second quarter of the prior year. Custom Fluidpower SEA costs totaled $2.3 million during the quarter. The SEA costs of our organic business increased $2.0 million over the prior-year quarter while SEA as a percent of sales increased 2.3 percentage points. We also realized increases in corporate operating costs allocated to the Hydraulics segment for salaries and benefits, travel, insurance, talent development programs and legal and professional fees to support the growth and change in structure of Helios that has occurred over the past year and is expected to continue into future periods. These costs accounted for approximately $1.3 million of the year-over-year quarterly increase in the Hydraulics segment.

Year-to-date SEA expenses grew $13.0 million, 7.8%, to $37.1 million from $24.1 million in 2018. Acquisitions contributed $10.5 million to the increase while organic SEA costs grew $2.5 million, 10.4%, to $26.6 million. The remaining increase in SEA costs during the year-to-date period relate to the increase in corporate operating costs previously noted as well as minor increases in sales and administrative costs at the operating business level.

As a result of the impacts to gross profit and SEA costs noted above, second quarter operating income declined $1.3 million, 5.1%, compared to the second quarter of the prior year. Custom Fluidpower contributed $0.9 million to operating income, representing a 7.1% operating margin for the quarter. The second quarter operating margin of our organic business declined to 22.9% compared to 24.5% during the prior-year period. Year-to-date operating income increased $9.1 million, 23.5%, to $47.9 million compared to $38.8 million during the prior-year period. Acquisitions contributed $10.3 million to operating income, representing a 16.7% operating margin and organic operating margin fell 1.0 percentage points compared to the prior-year period.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	Three months ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Net sales	$30.1	$32.5	$(2.4)	(7.4)%
Gross profit	$13.8	$14.1	$(0.3)	(2.1)%
Gross profit %	45.8%	43.4%
Operating income	$6.5	$6.5	$—	—
Operating income %	21.6%	20.0%

	Six Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Net sales	$60.5	$67.2	$(6.7)	(10.0)%
Gross profit	$27.7	$28.3	$(0.6)	(2.1)%
Gross profit %	45.8%	42.1%
Operating income	$13.0	$13.6	$(0.6)	(4.4)%
Operating income %	21.5%	20.2%

Second quarter net sales for the Electronics segment totaled $30.1 million, a decrease of $2.4 million, 7.4%, from the prior-year period. The decline was partially due to due softer demand in recreational and oil and gas end markets, as well as our intentional shift in customer base which included the release of certain contractual obligations to customers that allowed us to leverage all products to a broader and more diversified customer base. Price increases positively impacted sales by approximately $0.7 million for the quarter. Changes in exchange rates had a negative impact on second quarter sales of $0.1 million.

Net sales for the Electronics segment during the first six months of 2019 totaled $60.5 million, a decrease of $6.7 million, 10.0%, from the prior-year period. The decline was related to the intentional shift in customer base as well as softening end market conditions.  Price increases positively impacted year-to-date sales by approximately $1.2 million while changes in exchange rates had a negative impact of $0.4 million.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three months ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Americas	$26.6	$27.9	$(1.3)	(4.7)%
Europe/Middle East/Africa	1.8	2.7	(0.9)	(33.3)%
Asia/Pacific	1.7	1.9	(0.2)	(10.5)%
Total	$30.1	$32.5

	Six Months Ended
	June 29, 2019	June 30, 2018	$ Change	% Change
Americas	$52.8	$58.0	$(5.2)	(9.0)%
Europe/Middle East/Africa	4.3	5.4	(1.1)	(20.4)%
Asia/Pacific	3.4	3.8	(0.4)	(10.5)%
Total	$60.5	$67.2

During the three months ended June 29, 2019, sales to the Americas decreased $1.3 million, 4.7%, sales to EMEA decreased $0.9 million, 33.3%, and sales to Asia/Pacific decreased $0.2 million, 10.5% over the prior second quarter. Exchange rates minimally impacted sales to EMEA and had a negative impact on sales to Asia/Pacific of $0.1 million during the second quarter. For the year-to-date period, sales to the Americas decreased $5.2 million, 9.0%, sales to EMEA decreased $1.1 million, 20.4%, and sales to Asia/Pacific decreased $0.4 million, 10.5%. Exchange rates had a negative impact on sales to EMEA and Asia/Pacific of $0.2 million and $0.1 million, respectively, during the first six months of 2019.

Second quarter gross profit decreased $0.3 million, 2.1%, compared to the second quarter of the prior year, while gross profit margin expanded 2.4 percentage points to 45.8% from 43.4% in 2018. The improvement in margin was primarily due to cost management efforts which resulted in production efficiencies as well as price increases, net of related material cost increases, totaling approximately $0.5 million. Gross profit for the first six months of 2019 decreased $0.6 million, 2.1%, compared to the same period of the prior year, while gross profit margin expanded 3.7 percentage points to 45.8% from 42.1% in 2018. The improvement in margin was due to material cost reductions, price increases and cost management efforts which resulted in production efficiencies.

SEA expenses fell $0.3 million, 3.9%, to $7.3 million in the second quarter of 2019, compared to $7.6 million in the second quarter of the prior year. While increased corporate related costs allocated to the Electronics segment resulted in higher SEA costs of $0.2 million during the second quarter of 2019 compared to the prior year second quarter, cost reduction efforts offset the impact. SEA costs for the first six months of 2019 totaled $14.7 million and remained flat over the prior year period. Cost reduction efforts during the period offset higher research and development costs incurred to support future product development as well as increased corporate related costs.

As a result of the impacts to gross profit and SEA costs during the periods noted above, second quarter operating income remained consistent with the prior year period while operating income margin increased 1.6 percentage points to 21.6%. Operating income for the first six months of 2019 declined $0.6 million while operating income margin increased 1.3 percentage points to 21.5%.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the three months and six months ended June 29, 2019, these costs totaled $4.2 million and $8.7 million, respectively, primarily for amortization of acquisition-related intangible assets. Year-to-date corporate and other costs decreased $9.5 million over the prior year period due to 2018 Faster transaction costs of $4.3 million, reduced amortization of inventory step up to fair value costs totaling $3.1 million, reduced amortization of acquisition related intangibles assets of $1.1 million and a reduction in costs related to corporate projects and initiatives of $0.8 million.

Interest Expense, net

Net interest expense was $4.0 million for the second quarter of 2019 compared to $4.2 million for the prior-year quarter. Average net debt declined to $326.5 million compared to $330.3 million during the second quarter of 2018. Year-to-date net interest expense was $8.4 million compared to $4.6 million during the comparable period of 2018. Average net debt for the 2019 year to date period totaled $330.5 million compared to $188.7 million in the comparable period of 2018. The increase was due to debt issued to fund the Faster acquisition in April of 2018.

Income Taxes

The provision for income taxes for the second quarter of 2019 was 21.3% of pretax income compared to 26.3% for the prior-year second quarter. The year-to-date provision for income taxes was 21.7% of pretax income compared to 25.5% in the prior year.  These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products. In addition, the decrease in the second quarter 2019 effective tax rate versus the second quarter 2018 effective tax rate was primarily related an increase in the Foreign Derived Intangible Income (FDII) deduction.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. In recent years, we have used borrowings on our credit facilities to fund acquisitions, and during 2018 we raised $240 million in net proceeds from our public stock offering which was also used to fund acquisition activity during 2018. During the first six months of 2019, cash provided by operating activities totaled $25.4 million and as of June 29, 2019, we had $13.3 million of cash and cash equivalents on hand and $149.1 million of available credit on our revolving credit facility.  We also have a $200 million accordion feature available on our credit facility, subject to certain pro forma compliance requirements.

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

Cash Flows

The following table summarizes our cash flows for the periods (in millions):

	Six months ended
	June 29, 2019	June 30, 2018	$ Change
Net cash provided by operating activities	$25.4	$31.1	$(5.7)
Net cash used in investing activities	(14.8)	(540.2)	525.4
Net cash (used in) provided by financing activities	(21.4)	474.5	(495.9)
Effect of exchange rates on cash	0.6	0.7	(0.1)
Net decrease in cash	$(10.2)	$(33.9)	$23.7

Cash on hand declined $10.2 million from $23.5 million at the end of 2018 to $13.3 million at June 29, 2019. Cash balances on hand are a result of our cash management strategy which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and also paying down borrowings on our credit facilities. Cash and cash equivalents were favorably impacted by changes in exchange rates during the six months ended June 29, 2019 by $0.6 million.

Operating activities

Cash from operations declined $5.7 million, 18.3%, compared to the prior-year period. $10.7 million of the second quarter payment made on the contingent consideration liability related to the Enovation acquisition was included in operating cash flows for the period as the total payments exceeded the acquisition date fair value of the liability. The remaining increase of $5.0 million of operating cash flows resulted from of improved cash earnings partially offset by a net increase in operating assets and liabilities. Changes in inventory and accounts receivable reduced cash by $21.9 million and $18.4 million during the first six months of 2019 and 2018, respectively. Days sales outstanding increased slightly during the current period, up to 52 days from 50 days as of June 30, 2018. Days of inventory on hand went up to 96 as of June 29, 2019, from 85 as of June 30, 2018. Inventory levels have increased as a result of capacity constraints at our Sarasota facilities as well as softer than expected demand during the current year period.

Investing activities

Capital expenditures totaled $15.4 million for the six months ended June 29, 2019, an increase of $4.8 million over the prior year period, primarily made up of purchases of machinery and equipment, Sun’s manufacturing consolidation project, the initial phase of construction of Sun’s state-of-the-art engineering center and equipment and leasehold improvements for our new China facility.  Capital expenditures for the full year 2019 are estimated to be between $30 million and $35 million for additional investments in machinery and equipment, construction of the state-of-the-art engineering center, and expansion of our China operations.

Financing activities

Cash flows used in financing activities totaled $21.4 million in the first half of 2019, compared to cash provided by financing activities of $474.5 million in the prior year period.

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

On April 1, 2018, we amended our credit facility to increase the limit on our revolving credit facility to $400 million and add a term loan of $100 million. We also increased the accordion feature to $200 million. During the second quarter of 2018, we paid cash of approximately $175.0 million and borrowed $358.0 million on our term loan and line of credit to complete the acquisition of Faster.  During the third quarter of 2018, we borrowed additional amounts on our revolving credit facility to fund the acquisition of Custom Fluidpower. Cash paid for the Custom Fluidpower acquisition totaled approximately $9.3 million.  Amounts due on our revolving credit facility and our long-term non-revolving debt as of June 29, 2019 totaled $251.0 million and $95.0 million, respectively.

In April 2019, we paid $17.8 million to the former owners of Enovation Controls in connection with the third and final payment due on the contingent consideration liability, of which $10.7 million was presented in operating cash flows for the period as it exceeded the acquisition date fair value of the liability, and the remaining $7.1 million was classified as  financing cash flows.

During the second quarter of 2019, we declared a quarterly cash dividend of $0.09 per share payable on July 20, 2019, to shareholders of record as of July 5, 2019. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 29, 2018, and any changes made during the six months of 2019, including the adoption of ASC 842, are disclosed in Note 2 to the Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Annual Report on Form 10-K filed on February 26, 2019. There were no material changes during the six months ended June 29, 2019.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on August 6, 2019.

HELIOS TECHNOLOGIES, INC.

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)