Form 10-Q
period 2019-09-28
HELIOS TECHNOLOGIES, INC.
filed 2019-11-05
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019	Commission file number 0-21835

HELIOS TECHNOLOGIES, INC.

(Exact Name of Registration as Specified in its Charter)

Florida	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 WEST UNIVERSITY PARKWAY SARASOTA, Florida	34243
(Address of Principal Executive Offices)	(Zip Code)

941/362-1200

(Registrant’s Telephone Number, Including Area Code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $.001 Par Value	HLIO	The NASDAQ Global Select Market

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

The Registrant had 32,044,272 shares of common stock, par value $.001, outstanding as of October 25, 2019.

Helios Technologies, Inc.

INDEX

For the quarter ended

September 28, 2019

PART I: FINANCIAL INFORMATION

Item 1.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 28, 2019	December 29, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,706	$23,477
Restricted cash	37	38
Accounts receivable, net of allowance for doubtful accounts of $1,427 and $1,336	77,315	72,806
Inventories, net	89,338	85,989
Income taxes receivable	590	4,549
Other current assets	15,397	9,997
Total current assets	196,383	196,856
Property, plant and equipment, net	144,230	126,868
Deferred income taxes	8,697	9,463
Goodwill	371,803	383,131
Other intangible assets, net	294,682	320,548
Other assets	5,155	5,299
Total assets	$1,020,950	$1,042,165
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$34,845	$40,879
Accrued compensation and benefits	16,365	13,260
Other accrued expenses and current liabilities	14,209	9,941
Current portion of contingent consideration	923	18,120
Current portion of long-term non-revolving debt, net	6,946	5,215
Dividends payable	2,884	2,878
Income taxes payable	218	2,697
Total current liabilities	76,390	92,990
Revolving line of credit	225,489	255,750
Long-term non-revolving debt, net	85,913	91,720
Contingent consideration, less current portion	872	840
Deferred income taxes	48,057	57,783
Other noncurrent liabilities	25,782	12,314
Total liabilities	462,503	511,397
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000,000 and 50,000,000 shares authorized, 32,032,882 and 31,964,775 shares issued and outstanding	32	32
Capital in excess of par value	363,762	357,933
Retained earnings	256,735	219,056
Accumulated other comprehensive loss	(62,082)	(46,253)
Total shareholders' equity	558,447	530,768
Total liabilities and shareholders' equity	$1,020,950	$1,042,165

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	September 28, 2019	September 29, 2018
	(unaudited)	(unaudited)
Net sales	$138,045	$135,837
Cost of sales	85,926	84,102
Gross profit	52,119	51,735
Selling, engineering and administrative expenses	24,066	25,440
Restructuring charges	1,724	—
Amortization of intangible assets	4,478	7,049
Loss on disposal of intangible asset	2,713	—
Operating income	19,138	19,246
Interest expense, net	3,790	4,622
Foreign currency transaction loss (gain), net	30	(42)
Miscellaneous (income) expense, net	(72)	141
Change in fair value of contingent consideration	(72)	275
Income before income taxes	15,462	14,250
Income tax provision	2,671	2,651
Net income	$12,791	$11,599
Basic and diluted net income per common share	$0.40	$0.36
Basic and diluted weighted average shares outstanding	32,027	31,843
Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Nine Months Ended
	September 28, 2019	September 29, 2018
	(unaudited)	(unaudited)
Net sales	$428,738	$369,322
Cost of sales	263,884	229,567
Gross profit	164,854	139,755
Selling, engineering and administrative expenses	75,531	69,078
Restructuring charges	1,724	—
Amortization of intangible assets	13,544	17,174
Loss on disposal of intangible asset	2,713	—
Operating income	71,342	53,503
Interest expense, net	12,223	9,256
Foreign currency transaction loss, net	92	3,770
Miscellaneous (income) expense, net	(122)	185
Change in fair value of contingent consideration	703	928
Income before income taxes	58,446	39,364
Income tax provision	11,986	9,058
Net income	$46,460	$30,306
Basic and diluted net income per common share	$1.45	$0.97
Basic and diluted weighted average shares outstanding	32,006	31,093
Dividends declared per share	$0.27	$0.27

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$12,791	$11,599	$46,460	$30,306
Other comprehensive loss
Foreign currency translation adjustments, net of tax	(10,984)	(4,727)	(12,317)	(29,445)
Unrealized (loss) gain on interest rate swap, net of tax	(388)	119	(3,512)	119
Total other comprehensive loss	(11,372)	(4,608)	(15,829)	(29,326)
Comprehensive income	$1,419	$6,991	$30,631	$980

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	income (loss)	Total

Balance, June 29, 2019	—	$—	32,017	$32	$362,104	$246,828	$(50,710)	$558,254
Shares issued, restricted stock			(1)					—
Shares issued, other compensation			6					—
Shares issued, ESPP			12		408			408
Stock-based compensation					1,277			1,277
Cancellation of shares for payment of withholding tax			(1)		(27)			(27)
Dividends declared						(2,884)		(2,884)
Net income						12,791		12,791
Other comprehensive loss							(11,372)	(11,372)
Balance at September 28, 2019	—	$—	32,033	$32	$363,762	$256,735	$(62,082)	$558,447

Balance, June 30, 2018	—	$—	31,604	$32	$337,772	$196,787	$(31,196)	$503,395
Shares issued, restricted stock			6					—
Shares issued, other compensation			4					—
Shares issued, ESPP			10		358			358
Shares issued, acquisition			333		17,339			17,339
Stock-based compensation					1,303			1,303
Dividends declared						(2,876)		(2,876)
Net income						11,599		11,599
Other comprehensive loss							(4,608)	(4,608)
Balance at September 29, 2018	—	$—	31,957	$32	$356,772	$205,510	$(35,804)	$526,510

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Nine Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	income (loss)	Total
Balance at December 29, 2018	—	$—	31,965	$32	$357,933	$219,056	$(46,253)	$530,768
Shares issued, restricted stock			(2)					—
Shares issued, other compensation			19					—
Shares issued, ESPP			40		1,252			1,252
Shares issued, ESOP			24		1,152			1,152
Stock-based compensation					4,058			4,058
Cancellation of shares for payment of employee tax withholding			(13)		(633)			(633)
Dividends declared						(8,647)		(8,647)
Net income						46,460		46,460
Other comprehensive loss							(15,829)	(15,829)
Impact of adoption of ASU 2016-02, related to leases						(134)		(134)
Balance at September 28, 2019	—	$—	32,033	$32	$363,762	$256,735	$(62,082)	$558,447

Balance at December 30, 2017	—	$—	27,077	$27	$95,354	$183,770	$(6,478)	$272,673
Shares issued, restricted stock			109					—
Shares issued, other compensation			16					—
Shares issued, ESPP			27		1,167			1,167
Shares issued, public offering			4,400	5	239,788			239,793
Shares issued, acquisition			333		17,339			17,339
Stock-based compensation					3,364			3,364
Cancellation of shares for payment of employee tax withholding			(5)		(240)			(240)
Dividends declared						(8,566)		(8,566)
Net income						30,306		30,306
Other comprehensive loss							(29,326)	(29,326)
Balance at September 29, 2018	—	$—	31,957	$32	$356,772	$205,510	$(35,804)	$526,510

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 28, 2019	September 29, 2018
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$46,460	$30,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,006	28,801
Loss on disposal of assets	2,793	53
Stock-based compensation expense	4,058	3,364
Amortization of debt issuance costs	545	550
Benefit for deferred income taxes	(1,381)	(393)
Amortization of acquisition related inventory step up	—	5,217
Change in fair value of contingent consideration	630	928
Forward contract (gains) losses, net	(3,973)	3,573
Other, net	1,304	386
(Increase) decrease in:
Accounts receivable	(6,533)	(10,595)
Inventories	(6,674)	(13,754)
Income taxes receivable	(1,598)	(1,723)
Other current assets	(3,448)	(1,329)
Other assets	1,259	121
Increase (decrease) in:
Accounts payable	(5,046)	1,413
Accrued expenses and other liabilities	6,249	2,210
Income taxes payable	3,363	(4,762)
Other noncurrent liabilities	(2,386)	(144)
Contingent consideration payments in excess of acquisition date fair value	(10,731)	—
Net cash provided by operating activities	50,897	44,222
Cash flows from investing activities:
Capital expenditures	(19,584)	(18,702)
Proceeds from dispositions of equipment	124	20
Acquisition of business, net of cash acquired	—	(534,662)
Cash settlement of forward contract	2,256	(2,535)
Net cash used in investing activities	(17,204)	(555,879)
Cash flows from financing activities:
Borrowings on revolving credit facility	107,814	285,000
Repayment of borrowings on revolving credit facility	(135,750)	(134,000)
Borrowings on long-term non-revolving debt	—	101,035
Repayment of borrowings on long-term non-revolving debt	(4,188)	(2,527)
Borrowings under factoring arrangements	—	2,891
Repayment of borrowings under factoring arrangements	—	(2,040)
Proceeds from stock issued	1,252	240,959
Dividends to shareholders	(8,641)	(8,126)
Debt issuance costs	—	(1,763)
Payment of contingent consideration liability	(7,064)	(17,342)
Other financing activities	(1,370)	(878)
Net cash (used in) provided by financing activities	(47,947)	463,209
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,482	440
Net decrease in cash, cash equivalents and restricted cash	(9,772)	(48,008)
Cash, cash equivalents and restricted cash, beginning of period	23,515	63,922
Cash, cash equivalents and restricted cash, end of period	$13,743	$15,914

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

HELIOS TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

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

The Company operates in two business segments, Hydraulics and Electronics.  There are three key technologies within the Hydraulics segment: cartridge valve technology (“CVT”), quick-release hydraulic coupling solutions (“QRC”) and hydraulic system design (“Systems”). CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Systems provide engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment. The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment and specialty vehicles. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware and sustaining engineering teams. This technology is referred to as Electronic Controls (“EC”).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed by Helios Technologies, Inc. (at that time known as Sun Hydraulics Corporation) with the Securities and Exchange Commission on February 26, 2019. In Management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the nine months ended September 28, 2019, are not necessarily indicative of the results that may be expected for the period ending December 28, 2019.

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

The Company determines whether an arrangement is a lease at its inception. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and are presented in Property, plant and equipment in the Consolidated Balance Sheets. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the leases and are presented in Other accrued expenses and current liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

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

Contract Assets & Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $2,398 and $2,851 at September 28, 2019 and December 29, 2018, respectively, and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to revenue being recognized. Contract liabilities totaled $629 and $138 at September 28, 2019 and December 29, 2018, respectively, and are presented in Other accrued expenses and current liabilities in the Consolidated Balance Sheets.

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

Research and Development

The Company conducts research and development (“R&D”) to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $11,635, and $10,450 for the nine months ended September 28, 2019 and September 29, 2018, respectively.

Restructuring Charges

During the third quarter of 2019, the Company incurred $1,724 of early retirement and severance costs associated with an organizational restructure at Sun Hydraulics. The restructuring plan was initiated to improve the global cost structure of the business while aligning employee talent with the strategic operational goals of the Company. Substantially all actions from this restructuring plan have been completed.

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

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$12,791	$11,599	$46,460	$30,306
Basic and diluted weighted average shares outstanding	32,027	31,843	32,006	31,093
Basic and diluted net income per common share	$0.40	$0.36	$1.45	$0.97

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

Goodwill is primarily attributable to Faster’s assembled workforce, anticipated synergies and economies of scale expected from the operations of the combined company. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the acquisition. Of the total goodwill acquired, approximately $4,337 is expected to be deductible for tax purposes.

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

The Company recorded $6,316 in goodwill and $7,556 in other identifiable intangible assets in connection with the acquisition.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at September 28, 2019 and December 29, 2018.

	September 28, 2019
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$1,741	$—	$1,741	$—
Total	$1,741	$—	$1,741	$—
Liabilities
Interest rate swap contract	$6,849	$—	$6,849	$—
Contingent consideration	1,795	—	—	1,795
Total	$8,644	$—	$6,849	$1,795

	December 29, 2018
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Interest rate swap contract	$2,309	$—	$2,309	$—
Forward foreign exchange contracts	137	—	137	—
Contingent consideration	18,960	—	—	18,960
Total	$21,406	$—	$2,446	$18,960

A summary of the changes in the estimated fair value of contingent consideration at September 28, 2019 is as follows:

Balance, December 29, 2018	$18,960
Change in estimated fair value	703
Payment on liability	(17,795)
Currency translation	(73)
Balance, September 28, 2019	$1,795

During the nine months ended September 28, 2019, the Company recorded an adjustment to the estimated fair value of the contingent consideration liability incurred in connection with the acquisition of Faster. The adjustment was the result of revised estimates of future payments owed to the sellers for certain tax benefits to be realized.

5.  INVENTORIES

	September 28, 2019	December 29, 2018
Raw materials	$37,869	$39,086
Work in process	28,752	26,871
Finished goods	29,945	23,963
Provision for obsolete and slow moving inventory	(7,228)	(3,931)
Total	$89,338	$85,989

6.  OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to eleven years. For the nine months ended September 28, 2019, operating lease costs totaled $2,724.

Supplemental balance sheet information related to operating leases is as follows:

September 28, 2019
Right-of-use assets	$12,645

Lease liabilities:
Current lease liabilities	$3,075
Non-current lease liabilities	9,713
Total lease liabilities	$12,788

Weighted average remaining lease term (in years):	5.6

Weighted average discount rate:	4.7%

Supplemental cash flow and other information related to leases is as follows:

For the Nine Months Ended
September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,737
ROU assets obtained in exchange for new operating lease liabilities	$1,465

Maturities of lease liabilities are as follows:

2019 Remaining	$944
2020	3,594
2021	3,464
2022	1,700
2023	1,345
2024	941
Thereafter	2,773
Total lease payments	14,761
Less: Imputed interest	(1,973)
Total lease obligations	12,788
Less: Current lease liabilities	(3,075)
Non-current lease liabilities	$9,713

7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the nine months ended September 28, 2019, is as follows:

	Hydraulics	Electronics	Total
Balance at December 29, 2018	$276,758	$106,373	$383,131
Faster acquisition measurement period adjustment	(343)	—	(343)
Custom Fluidpower acquisition measurement period adjustment	1,205	—	1,205
Currency translation	(12,190)	—	(12,190)
Balance at September 28, 2019	$265,430	$106,373	$371,803

Intangible Assets

At September 28, 2019, and December 29, 2018, intangible assets consisted of the following:

	September 28, 2019			December 29, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade names and brands	$55,483	$(6,862)	$48,621	$56,604	$(4,712)	$51,892
Non-compete agreements	950	(538)	412	950	(396)	554
Technology	31,414	(7,821)	23,593	32,004	(5,488)	26,516
Supply agreement	21,000	(5,951)	15,049	21,000	(4,375)	16,625
Customer relationships	223,854	(16,847)	207,007	232,275	(10,168)	222,107
Licensing agreement	—	—	—	3,716	(862)	2,854
	$332,701	$(38,019)	$294,682	$346,549	$(26,001)	$320,548

During the third quarter of 2019, the Company terminated its technology licensing agreement with Sturman Industries, Inc. A phase out of all digital logic valve (“DLV”) related products was completed and no further sales of any related products or technologies will occur. The termination of the agreement resulted in the recognition of a loss on disposal of the related intangible asset totaling $2,713.

Amortization expense for the nine months ended September 28, 2019, and September 29, 2018, was $13,544 and $17,174, respectively. Total estimated amortization expense for the remainder of 2019 and for the years 2020 through 2024 is presented below.

Year:
2019 Remaining	$4,492
2020	17,660
2021	17,560
2022	17,297
2023	17,237
2024	16,582
Total	$90,828

8.  DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	September 28, 2019	December 29, 2018	Location	September 28, 2019	December 29, 2018
Derivatives designated as hedging instruments:
Interest rate swap contract	Other assets	$—	$—	Other non-current liabilities	$6,849	$2,309
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	1,336	—	Other current liabilities	—	137
Forward foreign exchange contracts	Other assets	405	—	Other non-current liabilities	—	—
Total derivatives		$1,741	$—		$6,849	$2,446
(1) See Note 4 for further information about how the fair value of derivative assets and liabilities are determined

The amount of gains and losses related to the Company’s derivative financial instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)
	September 28, 2019	September 29, 2018	into Earnings (Effective Portion)	September 28, 2019	September 29, 2018
Derivatives in cash flow hedging relationships:
Interest rate swap contract	$(4,539)	$119	Interest expense, net	$(658)	$(254)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $12,223 for the nine months ended September 28, 2019.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	September 28, 2019	September 29, 2018	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$3,973	$(3,573)	Foreign currency transaction gain loss, net

Interest Rate Swap Contract

Helios primarily utilizes variable-rate debt to finance its operations. The debt obligations expose the Company to variability in interest payments. The Company enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates.

The Company has entered into an interest rate swap transaction to hedge the variable interest rate payments on the credit facilities. In connection with this transaction, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swap has an aggregate notional amount of $175,000, which decreases by $25,000 annually, has been designated as a hedging instrument and is accounted for as a cash flow hedge. The interest rate swap was effective on August 2, 2018 and is scheduled to expire on April 3, 2023. The contract is settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge transactional exposure associated with commitments arising from transactions denominated in a currency other than the functional currency of the respective operating entity. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

As of September 28, 2019, the Company had seven forward foreign exchange contracts with an aggregate notional value of €64,526, maturing at various dates through April 1, 2021.

During the quarter ended March 31, 2018, the Company entered into a forward foreign exchange currency contract, for the purchase of €370,000, to economically hedge transactional exposure associated with the acquisition of Faster, which was denominated in euros. The contract settled upon closing of the acquisition of Faster.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations.  During the nine months ended September 28, 2019, the Company designated €80,000 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $87,489 as of September 28, 2019 and is included in the Revolving line of credit line item on the Consolidated Balance Sheets. The gain or loss on the net investment hedge recorded in AOCI as part of the currency translation adjustment was a gain of $1,882, net of tax, for the nine months ended September 28, 2019. No amounts associated with the net investment hedge were reclassified from AOCI into income for the quarter ended September 28, 2019.

9.  CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	September 28, 2019	December 29, 2018
Long-term non-revolving debt:
Term loan credit facility with PNC	4/3/2023	$92,500	$96,250
Term loan credit facility with Shinhan Bank	3/30/2020	832	895
Other long-term debt	Various	391	838
Total long-term non-revolving debt		93,723	97,983
Less: current portion of long-term non-revolving debt		6,946	5,215
Less: unamortized debt issuance costs		864	1,048
Total long-term non-revolving debt, net		$85,913	$91,720

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available credit
	Maturity Date	September 28, 2019	December 29, 2018	September 28, 2019	December 29, 2018
Revolving line of credit with PNC	4/3/2023	$225,489	$255,750	$174,511	$144,250

Future maturities of total debt are as follows:

Year:
2019 Remaining	$1,277
2020	7,838
2021	7,649
2022	9,455
2023	292,993
Total	$319,212

The Company has a revolving line of credit and term loan credit facility with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The revolving line of credit allows for up to an aggregate maximum principal amount of $400,000. During the nine months ended September 28, 2019, the Company exchanged a portion of the USD denominated borrowings for €80,000 in order to hedge currency exposure in foreign operations. The Company designated the borrowings as a net investment hedge, see additional discussion in Note 8.

The effective interest rate on the credit agreement at September 28, 2019 was 3.24%. Interest expense recognized on the credit agreement during the nine months ended September 28, 2019 and September 29, 2018, totaled $11,442 and $8,577, respectively. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

The Company has a credit agreement with Shinhan Bank that provides a term loan of 1,000,000 Korean won. The loan matures in March 2020, at which time the full amount will become due. Interest is charged at a one-year variable rate, 1.87% as of September 28, 2019.

The Company had a revolving line of credit with National Australia Bank that allowed for maximum borrowings of 3,000 Australian dollars. Principal and interest were paid in full on January 31, 2019, at which time the facility was closed.

The Company’s other long-term debt primarily consists of auto loans payable to National Australia Bank. Principal and interest payments are due monthly. The loans mature at various dates through July 2023. Interest is charged at various rates ranging from 4.5% to 5.3%.

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

11. INCOME TAXES

At September 28, 2019, the Company had an unrecognized tax benefit of $7,037 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of September 28, 2019 is not considered material to the Company’s consolidated financial statements.

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

Restricted Stock and Restricted Stock Units

The Company grants restricted shares of common stock and restricted stock units (“RSU”) in connection with a long-term incentive plan. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle.

Compensation expense recognized for restricted stock and RSUs totaled $2,783 and $2,101, respectively, for the nine months ended September 28, 2019, and September 29, 2018.

The following table summarizes restricted stock and RSU activity for the nine months ended September 28, 2019:

		Weighted
		average
	Number of shares	grant-date
	(in thousands)	fair value
Nonvested balance at December 29, 2018	146	$48.66
Granted (1)	132	37.67
Vested	(45)	47.29
Forfeited	(31)	45.77
Nonvested balance at September 28, 2019	202	$42.76

(1) As of September 28, 2019, approximately 35,000 unvested performance-based RSUs are included in the table above. The number of shares ultimately issued for the performance-based units may vary from 0% to 150% of their target amount based on the achievement of defined performance targets.

The Company had $6,287 of total unrecognized compensation cost related to the restricted stock and RSU awards as of September 28, 2019. That cost is expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which the U.S. employees of Helios, Sun Hydraulics and Enovation Controls are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom, under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. Employees purchased 37,217 shares at a weighted average price of $33.65, and 27,454 shares at a weighted average price of $42.51, under the ESPP and U.K. plans during the nine months ended September 28, 2019, and September 29, 2018, respectively. The Company recognized $398 and $259 of compensation expense during the nine months ended September 28, 2019, and September 29, 2018, respectively.

Nonemployee Director Fees Plan

The Company’s 2012 Nonemployee Director Fees Plan compensates nonemployee Directors for their board service with shares of common stock.  Directors were granted 18,875 and 18,375 shares for the nine months ended September 28, 2019 and September 29, 2018, respectively. The Company recognized director stock compensation expense of $856 and $999 for the nine months ended September 28, 2019 and September 29, 2018, respectively.

13.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 29, 2018	$(2,309)	$(43,944)	$(46,253)
Other comprehensive loss before reclassifications	(5,053)	(17,675)	(22,728)
Amounts reclassified from accumulated other comprehensive loss, net of tax	514	—	514
Tax effect	1,027	5,358	6,385
Net current period other comprehensive loss	(3,512)	(12,317)	(15,829)
Balance at September 28, 2019	$(5,821)	$(56,261)	$(62,082)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 30, 2017	$—	$(6,478)	$(6,478)
Other comprehensive loss before reclassifications	(135)	(29,445)	(29,580)
Amounts reclassified from accumulated other comprehensive loss	254	—	254
Net current period other comprehensive income (loss)	119	(29,445)	(29,326)
Balance at September 29, 2018	$119	$(35,923)	$(35,804)

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item below. For the nine months ended September 28, 2019, the unallocated costs included certain corporate costs not deemed to be allocable to either business segment of $13,387 which primarily relate to the amortization of acquisition-related intangible assets. The accounting policies of the Company’s business segments are the same as those used to prepare the accompanying consolidated financial statements.

The following table presents financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales
Hydraulics	$110,089	$104,055	$340,262	$270,297
Electronics	27,956	31,782	88,476	99,025
Total	$138,045	$135,837	$428,738	$369,322
Operating income
Hydraulics	$17,867	$22,723	$65,752	$61,567
Electronics	5,977	6,321	18,977	19,960
Corporate and other	(4,706)	(9,798)	(13,387)	(28,024)
Total	$19,138	$19,246	$71,342	$53,503
Capital expenditures
Hydraulics	$3,774	$7,047	$17,606	$17,196
Electronics	397	1,074	1,978	1,506
Total	$4,171	$8,121	$19,584	$18,702

	September 28, 2019	December 29, 2018
Total assets
Hydraulics	$756,613	$771,409
Electronics	255,568	263,412
Corporate	8,769	7,344
Total	$1,020,950	$1,042,165

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude ROU assets:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales
Americas	$67,340	$65,809	$202,974	$189,832
Europe/Middle East/Africa	34,020	37,268	116,802	102,853
Asia/Pacific	36,685	32,760	108,962	76,637
Total	$138,045	$135,837	$428,738	$369,322

	September 28, 2019	December 29, 2018
Tangible long-lived assets
Americas	$86,203	$83,664
Europe/Middle East/Africa	27,905	26,724
Asia/Pacific	17,477	16,480
Total	$131,585	$126,868

15.  RELATED PARTY TRANSACTIONS

Enovation Controls purchases and sells inventory to entities partially owned by a director of Helios. For the nine months ended September 28, 2019, and September 29, 2018, inventory sales to the entities totaled $1,113 and $2,080, respectively, and inventory purchases from the entities totaled $3,857 and $5,184, respectively.

At September 28, 2019, and December 29, 2018, amounts due from the entities totaled $198 and $296, respectively, and amounts due to the entities totaled $317 and $631, respectively.

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

OVERVIEW

We are an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets, each of which serves as a reportable segment.  There are three key technologies within our Hydraulics segment:  cartridge valve technology (“CVT”), quick-release hydraulic couplings solutions (“QRC”) and hydraulic system design (“Systems”). CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures.  QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers.  Systems provide engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment. In our Electronics segment, we provide complete, fully-tailored display and control solutions for engines, engine-driven equipment and specialty vehicles. Our broad range of products are complemented by extensive application expertise and unparalleled depth of our software, embedded programming, hardware and sustaining engineering teams. This technology is referred to as Electronic Controls (“EC”).

On June 13, 2019, we changed our legal name from Sun Hydraulics Corporation to Helios Technologies, Inc.  Sun Hydraulics, LLC (a Florida limited liability company that holds the historical net operating assets of the Sun Hydraulics brand entities and Custom Fluidpower), along with Enovation Controls and Faster are the three wholly-owned operating subsidiaries of Helios.  Our corporate name change is a reflection of the tremendous growth the Company has accomplished over the last two years, including the addition of various operating companies under our umbrella. On June 17, 2019, shares of Helios began trading on the Nasdaq under the new ticker symbol “HLIO”.

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

Vision 2025

In 2016, we introduced our vision for the Company for the next decade.  We believe it is important to reach a critical mass of $1 billion in sales by 2025 while remaining a technology leader in the industrial goods sector.  To achieve our goal, we are targeting organic sales of our Hydraulics segment, including Faster and Custom Fluidpower, of $730 million, sales of our Electronics segment of $200 million and acquisitions at or exceeding $70 million of revenue.  Through this growth, our decision-making process will consider our desire to maintain superior profitability and financial strength. While acquisitions remain an important component of our long-term strategy, our near-term focus is on integrating our recently acquired businesses and improving operating performance.

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

Global economic conditions

In June 2016, voters in the United Kingdom (“UK”) approved the UK’s exit from the European Union (“EU”) (“Brexit”). The timing of the UK’s exit from the EU remains uncertain; the EU has extended the deadline for the UK to exit the EU until January 31, 2020. With the terms of the UK’s withdrawal and the nature of its future relationship with the EU still being decided, the Company continues to monitor the status of the negotiations and plan for potential impact. We have considered the following factors that mitigate the potential impact of Brexit on the import and export of goods to and from the UK:

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

Industry conditions

Market demand for our products is dependent on demand for the industrial goods in which the products are incorporated.  The capital goods industries in general, and the Hydraulics and Electronics segments specifically, are subject to economic cycles.  According to the National Fluid Power Association (the fluid power industry’s trade association in the United States), the U.S. index of shipments of hydraulic products decreased 4% during 2019 while orders decreased 9% during the same period. The Institute of Printed Circuits Association reported that North American electronics industry sales growth has flattened. Printed circuit boards (PCB) sales growth is essentially flat, electronics manufacturing services (EMS) growth remained positive but slow, and semiconductor sales growth has declined into negative territory but has flattened out in recent months.

We utilize industry trend reports from various sources, as well as feedback from customers and distributors to evaluate economic trends.  We also rely on global government statistics such as Gross Domestic Product and Purchasing Managers Index to understand macroeconomic conditions.

2019 Third Quarter Results and Comparison of the Three and Nine Months Ended

September 28, 2019 and September 29, 2018

Our acquisition activity impacts the comparability of our financial information. Faster was acquired on April 5, 2018 and Custom Fluidpower was acquired on August 1, 2018. The results of operations and estimated fair value of assets acquired and liabilities assumed from these acquisitions are included in our financial information for all periods subsequent to the acquisition dates.

(in millions except net income per share)

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Net sales	$138.0	$135.8	$2.2	1.6%
Gross profit	$52.1	$51.7	$0.4	0.8%
Gross profit %	37.8%	38.1%
Operating income	$19.1	$19.2	$(0.1)	(0.5)%
Operating income %	13.8%	14.1%
Net income	$12.8	$11.6	$1.2	10.3%
Basic and diluted net income per common share	$0.40	$0.36	$0.04	11.1%

	Nine Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Net sales	$428.7	$369.3	$59.4	16.1%
Gross profit	$164.9	$139.8	$25.1	18.0%
Gross profit %	38.5%	37.9%
Operating income	$71.3	$53.5	$17.8	33.3%
Operating income %	16.6%	14.5%
Net income	$46.5	$30.3	$16.2	53.5%
Basic and diluted net income per common share	$1.45	$0.97	$0.48	49.5%

Third quarter consolidated sales improved $2.2 million, 1.6%, over the prior-year period; $3.9 million of the Q3 increase in sales were acquisition related. Organic business sales declined $1.7 million, 1.3%, over the prior year third quarter, however after consideration of a negative $2.5 million impact from changes in foreign currency exchange rates, organic sales improved $0.8 million, 0.6%. The unfavorable impact of foreign currency exchange rates reduced earnings per share (“EPS”) by $0.01 during the third quarter. Continued softening in certain end markets led to a decline in order intake across both segments compared to the prior third quarter. The agriculture market in Europe remains weak as does the oil and gas market in the Americas. We have also seen a decline in both the construction equipment market in the Asia/Pacific region and the recreational market in the Americas. We continued to maintain a solid order backlog in our Hydraulics segment throughout the quarter due to an unfavorable product mix which impacted our ability to maximize manufacturing capacity at our Sarasota facilities.

Gross profit margin decreased 0.3 percentage points during the third quarter of 2019 to 37.8% compared to 38.1% in the prior-year third quarter. The fluctuation included a benefit from a $2.1 million reduction of amortization of acquisition related inventory step up costs included in the third quarter 2018 results. During the third quarter of 2019, production efficiencies and successful cost management efforts positively impacted gross margin, however these gains were offset by increased material costs and an unfavorable change in the margin profile of products sold.

Operating income as a percentage of sales declined slightly to 13.8% in the third quarter of 2019 compared to 14.1% in the prior-year period. Comparability was impacted by increases from organizational restructuring costs of $1.7 million, a loss on disposal of intangible assets of $2.7 million and decreases from 2018 acquisition related costs such as the inventory step up amortization costs noted above, $0.7 million of transaction costs incurred for the acquisition of Custom Fluidpower and $2.6 million less of amortization of intangible assets.

2019 Outlook

Consolidated revenue for the full year 2019 is expected to be between $550 million and $555 million, with the Hydraulics segment contributing between $439 million and $442 million and the Electronics segment contributing between $111 million and $113 million. Consolidated U.S. GAAP EPS is expected to be $1.70 to $1.75 for the full year 2019. Consolidated non-GAAP cash EPS, which excludes amortization expense and certain one-time costs, is expected to be between $2.24 and $2.29. The full year adjusted EBITDA margin, prior to certain one-time costs, is anticipated to be 22.4% to 22.8%.

We are updating our 2019 guidance given the further softening of most of our end markets globally.  While we have backlog in our Hydraulics segment that will support fourth quarter sales, this will be offset by softening demand in specific end markets as well as mix issues that create reserve capacity continuing from past quarters.  We will realize the results of our cost management efforts including the restructuring, but the lower revenue will reduce margins and net income.  We will continue to monitor the economic climate and its impact on our business, further adjusting costs as needed.  And, given our market positioning, we will be ready to react when our end markets do recover.  As economic cycles are a normal part of business, we remain committed to the goals we established for Vision 2025.

SEGMENT RESULTS

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Net sales	$110.1	$104.1	$6.0	5.8%
Gross profit	$39.1	$39.1	$—	(—)%
Gross profit %	35.5%	37.6%
Operating income	$17.9	$22.7	$(4.8)	(21.1)%
Operating income %	16.3%	21.8%

	Nine Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Net sales	$340.3	$270.3	$70.0	25.9%
Gross profit	$124.2	$101.9	$22.3	21.9%
Gross profit %	36.5%	37.7%
Operating income	$65.8	$61.6	$4.2	6.8%
Operating income %	19.3%	22.8%

The following table presents organic and acquisition related results for the year-to-date period of 2019 (in millions). The results of Faster, acquired in April of 2018, are included in acquisition results for the first quarter of 2019 and the results of Custom Fluidpower, acquired in August of 2018, are included in acquisition results for the first seven months of 2019.

	Nine Months Ended September 28, 2019
	Organic	Acquisition
Net sales	$274.8	$65.5
Gross profit	$102.2	$22.0
Gross profit %	37.2%	33.6%
Operating income	$55.1	$10.7
Operating income %	20.1%	16.3%

Third quarter net sales for the Hydraulics segment totaled $110.1 million, representing growth of $6.0 million, 5.8%, over the prior-year period; $3.9 million of the increase was acquisition related. Organic business sales increased $2.1 million, 2.0%, over the third quarter of 2018. After consideration of a negative $2.3 million impact from changes in exchange rates, organic sales improved $4.4 million, 4.2%. Sales growth was limited during the quarter due to softer end market demand and capacity constraints at our Sarasota facilities related to specific CVT product families. We continue to ship certain CVT and Systems product orders from our backlog due to extended lead times.

Year-to-date net sales totaled $340.3 million, an increase of $70.0 million, 25.9%, over the prior comparable period. Organic sales grew by $4.5 million, 1.7%, during the year-to-date period. After consideration of a negative $5.9 million impact from changes in exchange rates, organic sales improved $10.4 million, 3.8%. The improvement was driven by price increases of approximately $3.2 million and increased sales to the Americas and Asia/Pacific regions. Exchange rate fluctuations since the acquisitions of Faster in April 2018 and Custom Fluidpower in August 2018, resulted in a further unfavorable impact on sales of $3.1 million during the year-to-date period.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Americas	$43.3	$38.4	$4.9	12.8%
Europe/Middle East/Africa	31.9	34.6	(2.7)	(7.8)%
Asia/Pacific	34.9	31.1	3.8	12.2%
Total	$110.1	$104.1

	Nine Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Americas	$126.2	$104.4	$21.8	20.9%
Europe/Middle East/Africa	110.4	94.8	15.6	16.5%
Asia/Pacific	103.7	71.1	32.6	45.9%
Total	$340.3	$270.3

For the third quarter, comparability of sales by region was impacted by July Custom Fluidpower sales of $3.9 million in the Asia/Pacific region. For the year-to-date period, comparability of sales by region was impacted by Faster and Custom Fluidpower sales of $11.6 million, $21.7 million and $32.2 million in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia/Pacific regions, respectively.

Shipments continued to be strong in the Americas region with organic sales increasing 12.8%, in the third quarter of 2019 and 9.8% year to date. Organic sales to the EMEA region decreased 7.8%, in the third quarter of 2019 and decreased 6.4%, year-to-date. After consideration of negative impacts from changes in exchange rates totaling $1.3 million and $4.2 million for the three and nine months ended September 28, 2019, respectively, organic sales to the EMEA region declined 4.0% and 2.0% for the third quarter and year to date period, respectively. Organic sales to the Asia/Pacific region fell 0.3%, in the third quarter of 2019 and increased 0.6%, year to date. After consideration of negative impacts from changes in exchange rates totaling $1.0 million and $1.7 million for the three and nine months ended September 28, 2019, respectively, organic sales to the Asia/Pacific region improved 2.9% and 3.0% for the third quarter and year-to-date period, respectively.

Third quarter gross profit remained flat compared to the third quarter of the prior year; $1.2 million of Q3 2019 gross profit was acquisition related. Organic gross profit decreased $1.2 million while organic gross profit margin declined 1.9 percentage points to 35.7%, from 37.6% in the prior-year period. Price increases, net of related material cost increases, positively impacted the gross profit of our organic businesses by approximately $0.3 million during the quarter while changes in foreign currency negatively impacted gross profit for the quarter by approximately $0.8 million. Overall production efficiency improved over the prior year third quarter, however gross profit margin was impacted by higher material costs and an overall unfavorable sales mix; specifically, higher sales of lower margin products.

Year-to-date gross profit grew $22.3 million, 21.9% compared to the 2018 comparable period. Organic gross profit margin fell 0.5 percentage points year over year to 37.2%, while acquisitions contributed $22.0 million and 33.6% gross margin for the nine months ended September 28, 2019. Price increases, net of related material cost increases, positively impacted the gross profit of our organic businesses by approximately $1.1 million year to date. Changes in foreign currency had a negative impact of approximately $2.7 million on gross profit during the year-to-date period.

Selling, engineering and administrative expenses (“SEA”) rose $0.4 million in the third quarter of 2019 compared to the third quarter of 2018; $0.8 million of the Q3 2019 costs were acquisition related. The SEA costs of our organic business decreased $0.4 million over the prior-year quarter and organic SEA as a percent of sales decreased 0.7 percentage points. Cost reduction efforts drove the decline as well as a reduction of the management performance-based incentive accrual that occurred during the period.

Year-to-date SEA expenses grew $13.7 million, 5.1%, to $54.0 million from $40.3 million in 2018. Acquisitions contributed $11.3 million to the increase while organic SEA costs grew $2.4 million, 6.0%, to $42.7 million. During the 2019 year we realized increases in corporate operating costs allocated to the Hydraulics segment for salaries and benefits, travel, insurance, talent development programs and legal and professional fees to support the growth and change in structure of Helios that has occurred over the past year and is expected to continue into future periods. These costs were partially offset by the third quarter reduction of management’s performance-based incentive accrual.

In the third quarter of 2019 we incurred one-time costs for an organizational restructure which resulted in $1.7 million of early retirement and severance charges. The restructuring plan was executed at Sun Hydraulics to improve the global cost structure of the business while aligning employee talent with the strategic operational goals of the Company. Substantially all actions from this restructuring plan have been completed. The restructuring is expected to reduce our total cost base by $3.0 - $3.5 million, annually. Also in the third quarter, we incurred a one-time cost of $2.7 million for a loss on disposal of an intangible asset due to the termination of our technology licensing agreement with Sturman Industries, Inc. The termination of the agreement is the result of a phase out of the DLV related products and technologies.

As a result of the impacts to gross profit and SEA costs noted above, third quarter operating income declined $4.8 million, 21.1%, compared to the third quarter of the prior year. Year-to-date operating income increased $4.2 million, 6.8%, to $65.8 million compared to $61.6 million during the prior-year period. Acquisitions contributed $10.7 million to year-to-date operating income, representing a 16.3% operating margin while organic operating margin fell 2.7 percentage points compared to the prior-year period.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Net sales	$28.0	$31.8	$(3.8)	(11.9)%
Gross profit	$13.0	$14.8	$(1.8)	(12.2)%
Gross profit %	46.4%	46.5%
Operating income	$6.0	$6.3	$(0.3)	(4.8)%
Operating income %	21.4%	19.8%

	Nine Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Net sales	$88.5	$99.0	$(10.5)	(10.6)%
Gross profit	$40.7	$43.0	$(2.3)	(5.3)%
Gross profit %	46.0%	43.4%
Operating income	$19.0	$20.0	$(1.0)	(5.0)%
Operating income %	21.5%	20.2%

Third quarter net sales for the Electronics segment totaled $28.0 million, a decrease of $3.8 million, 11.9%, over the prior-year period. The decline was due to softer demand in recreational and oil and gas end markets, as well as our intentional shift in customer base which included the release of certain contractual obligations to customers that allowed us to leverage all products to a broader and more diversified customer base. Changes in exchange rates had a negative impact on third quarter sales of $0.2 million.

Net sales for the Electronics segment during the nine months ended September 28, 2019 totaled $88.5 million, a decrease of $10.5 million, 10.6%, from the prior-year period. The decline was related to softening end market conditions and the intentional shift in customer base.  Price increases positively impacted year-to-date sales by approximately $1.2 million while changes in exchange rates had a negative impact of $0.5 million.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Americas	$24.1	$27.4	$(3.3)	(12.0)%
Europe/Middle East/Africa	2.1	2.7	(0.6)	(22.2)%
Asia/Pacific	1.8	1.7	0.1	5.9%
Total	$28.0	$31.8

	Nine Months Ended
	September 28, 2019	September 29, 2018	$ Change	% Change
Americas	$76.8	$85.4	$(8.6)	(10.1)%
Europe/Middle East/Africa	6.4	8.1	(1.7)	(21.0)%
Asia/Pacific	5.3	5.5	(0.2)	(3.6)%
Total	$88.5	$99.0

During the three months ended September 28, 2019, sales to the Americas decreased 12.0%, sales to EMEA decreased 22.2% and sales to Asia/Pacific increased 5.9% over the prior-year third quarter. Exchange rates had a negative impact on sales to EMEA of $0.1 million and minimally impacted sales to Asia/Pacific during the third quarter. For the year-to-date period, sales to the Americas decreased 10.1%, sales to EMEA decreased 21.0% and sales to Asia/Pacific decreased 3.6%. Exchange rates had a negative impact on sales to EMEA and Asia/Pacific of $0.4 million and $0.1 million, respectively, during the nine months ended September 28, 2019.

Third quarter gross profit decreased $1.8 million, 12.2%, compared to the third quarter of the prior year, primarily due to sales volume, while gross profit margin remained consistent with 2018. Gross profit for the nine months ended September 28, 2019 decreased $2.3 million, 5.3%, compared to the same period of the prior year, while gross profit margin expanded 2.6 percentage points to 46.0% from 43.4% in 2018. The improvement in margin was due to material cost reductions, price increases and cost management efforts which resulted in production efficiencies.

SEA expenses declined $1.5 million, 17.6%, to $7.0 million in the third quarter of 2019, compared to $8.5 million in the third quarter of the prior year. SEA costs for the nine months ended September 28, 2019 totaled $21.7 million, a decrease from the prior year period of $1.3 million. The third quarter and year-to-date cost reductions primarily related to a reorganization of global administrative functions, the reduction of management’s performance-based incentive accrual and other various cost savings initiatives.

As a result of the impacts to gross profit and SEA costs during the periods noted above, third quarter operating income declined $0.3 million, 4.8%, compared to the third quarter of 2018 while operating income margin increased 1.6 percentage points to 21.4%. Operating income for the nine months ended September 28, 2019 declined $1.0 million, 5.0%, while operating income margin increased 1.3 percentage points to 21.5%.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the three months and nine months ended September 28, 2019, these costs totaled $4.7 million and $13.4 million, respectively, primarily for amortization of acquisition-related intangible assets. Year-to-date corporate and other costs decreased $14.6 million over the prior year period due to 2018 Faster and Custom Fluidpower transaction costs of $5.5 million, reduced amortization of inventory step up to fair value costs totaling $5.2 million, reduced amortization of acquisition related intangibles assets of $3.6 million and a reduction in costs related to corporate projects and initiatives of $0.4 million.

Interest Expense, net

Net interest expense was $3.8 million for the third quarter of 2019 compared to $4.6 million for the prior-year quarter. Average net debt declined to $318.2 million compared to $337.1 million during the third quarter of 2018. The decreases resulted from debt repayments during the past year. Year-to-date net interest expense was $12.2 million compared to $9.3 million during the comparable period of 2018. Average net debt for the 2019 year to date period totaled $316.9 million compared to $200.5 million in the comparable period of 2018. The increases were due to debt issued to fund the Faster acquisition in April of 2018 and the Custom Fluidpower acquisition in August of 2018.

Income Taxes

The provision for income taxes for the third quarter of 2019 was 17.3% of pretax income compared to 18.6% for the prior-year third quarter. The year-to-date provision for income taxes was 20.5% of pretax income compared to 23.0% in the prior year.  These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products. In addition, the decrease in the third quarter 2019 effective tax rate versus the third quarter 2018 effective tax rate was primarily related to a significant decrease in the inclusion for Global Intangible Low-Taxed Income (GILTI), offset in part by a decrease in the Foreign Derived Intangible Income (FDII) deduction. We continue to experience favorable impacts of additional guidance issued by the tax authorities in the U.S. related to the Tax Cuts and Jobs Act along with a favorable change in the mix of earnings between jurisdictions with differing tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. In recent years, we have used borrowings on our credit facilities to fund acquisitions, and during 2018 we raised $240 million in net proceeds from our public stock offering which was also used to fund acquisition activity. During the nine months ended September 28, 2019, cash provided by operating activities totaled $50.9 million and as of the end of the third quarter we had $13.7 million of cash and cash equivalents on hand and $174.5 million of available credit on our revolving credit facility.  We also have a $200 million accordion feature available on our credit facility, subject to certain pro forma compliance requirements.

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

Cash Flows

The following table summarizes our cash flows for the periods (in millions):

	Nine Months Ended
	September 28, 2019	September 29, 2018	$ Change
Net cash provided by operating activities	$50.9	$44.2	$6.7
Net cash used in investing activities	(17.2)	(555.8)	538.6
Net cash (used in) provided by financing activities	(48.0)	463.2	(511.2)
Effect of exchange rates on cash	4.5	0.4	4.1
Net decrease in cash	$(9.8)	$(48.0)	$38.2

Cash on hand declined $9.8 million from $23.5 million at the end of 2018 to $13.7 million at September 28, 2019. Cash balances on hand are a result of our cash management strategy which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and also paying down borrowings on our credit facilities. Cash and cash equivalents were favorably impacted by changes in exchange rates during the nine months ended September 28, 2019 by $4.5 million.

Operating activities

Cash from operations increased $6.7 million, 15.2%, compared to the prior-year period. $10.7 million of the second quarter payment made on the contingent consideration liability related to the Enovation acquisition was included in operating cash flows for the period as the total payments exceeded the acquisition date fair value of the liability. The net increase of $17.4 million of operating cash flows resulted from higher cash earnings and improved net working capital management. Changes in inventory and accounts receivable reduced cash by $13.2 million and $24.3 million during the nine months ended September 28, 2019 and September 29, 2018, respectively. Days sales outstanding decreased slightly during the current period, down to 51 days from 52 days as of September 29, 2018. Days of inventory on hand went up to 99 as of September 28, 2019, compared to 92 as of September 29, 2018.

Investing activities

Capital expenditures totaled $19.6 million for the nine months ended September 28, 2019, an increase of $0.9 million over the prior year period. Current year expenditures primarily consist of purchases of machinery and equipment, Sun’s manufacturing consolidation project, construction of Sun’s state-of-the-art engineering center and equipment and leasehold improvements for our new China facility. Capital expenditures for the full year 2019 are estimated to be between $25 million and $28 million.

Financing activities

Cash flows used in financing activities totaled $48.0 million during the nine months ended September 28, 2019, compared to cash provided by financing activities of $463.2 million in the prior year period.

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

On April 1, 2018, we amended our credit facility to increase the limit on our revolving credit facility to $400 million and add a term loan of $100 million. We also increased the accordion feature to $200 million. During the second quarter of 2018, we paid cash of approximately $175.0 million and borrowed $358.0 million on our term loan and line of credit to complete the acquisition of Faster.  During the third quarter of 2018, we borrowed additional amounts on our revolving credit facility to fund the acquisition of Custom Fluidpower. Cash paid for the Custom Fluidpower acquisition totaled approximately $9.3 million.  Amounts due on our revolving credit facility and our long-term non-revolving debt as of September 28, 2019 totaled $225.5 million and $93.7 million, respectively.

In April 2019, we paid $17.8 million to the former owners of Enovation Controls in connection with the third and final payment due on the contingent consideration liability, of which $10.7 million was presented in operating cash flows for the period as it exceeded the acquisition date fair value of the liability, and the remaining $7.1 million was classified as  financing cash flows.

During the third quarter of 2019, we declared a quarterly cash dividend of $0.09 per share payable on October 20, 2019, to shareholders of record as of October 5, 2019. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Annual Report on Form 10-K for the year ended December 29, 2018, and any changes made during the nine months of 2019, including the adoption of ASC 842, are disclosed in Note 2 to the Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Annual Report on Form 10-K filed on February 26, 2019. There were no material changes during the nine months ended September 28, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

Exhibit Number	Exhibit Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sarasota, State of Florida on November 5, 2019.

HELIOS TECHNOLOGIES, INC.

By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)