Form 10-K
period 2019-12-28
HELIOS TECHNOLOGIES, INC.
filed 2020-02-25
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-21835

HELIOS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

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

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq Stock Market, LLC, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,351,300,941.

The Registrant had 32,057,032 shares of common stock, par value $.001, outstanding as of February 14, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be held June 5, 2020, which is expected to be filed with the Securities and Exchange Commission on or about April 24, 2020, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART 1

ITEM 1. BUSINESS

Our Business

Overview

Helios Technologies, Inc. (“Helios,” the “Company,” “we,” “us” or “our”), and its wholly-owned subsidiaries, is a global industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets. On June 13, 2019, the Company changed its legal name from Sun Hydraulics Corporation to Helios Technologies, Inc. Sun Hydraulics, LLC (“Sun Hydraulics” or “Sun”), a Florida limited liability company that holds the historical net operating assets of the Sun Hydraulics brand entities and Custom Fluidpower Pty Ltd, (“Custom Fluidpower”), along with Enovation Controls, LLC (“Enovation Controls”) and Faster S.r.l. (“Faster”), are the wholly-owned operating subsidiaries of Helios.  Details of our legal entities are below.

•

Sun Hydraulics was founded in 1970 and is a wholly owned subsidiary of Helios with its headquarters in Sarasota, Florida.  The majority of Sun’s manufacturing operations reside in Sarasota with additional operations in the United Kingdom (“UK”), Germany, South Korea and China, as well as sales offices in India and South America.  In 2019, Sun also opened a subsidiary in Vietnam which will facilitate sales, marketing and service arrangements with customers in the Southeast Asian market.

•

Enovation Controls, a wholly owned subsidiary of Helios, which we acquired on December 5, 2016, was formed in 2009 in connection with the reorganization of Murphy Group, Inc. and EControls Group, Inc.  Enovation Controls operates the majority of its manufacturing in Tulsa, Oklahoma with sales and engineering capabilities in Texas, the UK, China and India.

•

Faster was acquired on April 5, 2018.  Headquartered near Milan, Italy, Faster has manufacturing operations co-located with its headquarters as well as in the U.S. and India.  Additionally, the company has sales offices in China, Brazil and Germany.

•

Helios acquired Custom Fluidpower on August 1, 2018.  Custom Fluidpower has eight locations throughout Australia where engineering solutions are provided, four of which operate as value-add distributors.  The remaining four locations conduct repair work for hydraulics systems.

Until 2016, we operated primarily in the hydraulics market with a small presence in the electronics market. The expansion of our electronic and digital capabilities through the acquisition of Enovation Controls diversified our business and granted us access to the new, highly specialized marine, power generation and recreational vehicle markets and customers seeking complete machine control.  The Enovation Controls team has a proven track record of new product development and technical innovation, complementing our existing competencies.

We believe our 2018 acquisitions of Faster and Custom Fluidpower are also in alignment with our Vision 2025 goals, advancing the Company as a global technology leader in the industrial goods sector while maintaining superior profitability and financial strength.  Faster further diversified the Company more deeply into the global agriculture market and broadened the Company’s global footprint, advancing our “in the region, for the region” initiative by providing a manufacturing hub in Europe.  Custom Fluidpower provided regional value-add capabilities to continue successful penetration of the Asia Pacific (“APAC”) region and particularly Southeast Asia.

The Company’s executive offices are located at 1500 West University Parkway, Sarasota, Florida 34243, and our telephone number is (941) 362-1200. Our websites include www.heliostechnologies.com, www.sunhydraulics.com, www.enovationcontrols.com, www.fastercouplings.com and www.custom.com.au.

Strategy & Vision 2025

In 2016, we announced our Vision 2025, our strategic growth plan.  This plan, through which we seek to reach a critical mass of $1 billion in annual sales by 2025, consists of two significant components to reaching the revenue goal: organic growth and acquisitions.  We expect that, by 2025, up to $920 million of the anticipated annual $1 billion in revenue will result from organic growth of our existing segments (approximately $700 million from our Hydraulics segment and $220 million from our Electronics segment), with the remaining $80 million to be derived from acquisitions of companies that advance our technology position with adjacent products for the industrial goods sector and broaden our geographic reach.  We will seek acquisition targets that will bring us advanced technologies in the industrial goods sector.  Our current initiatives for organic growth include new product development, penetrating new geographic markets, expanding sales and marketing efforts in existing geographies, developing new channels to market to reach customers not currently in Helios’s purview and further diversifying our end market penetration.

Helios’s strategic roadmap includes product and service differentiation, disciplined and thoughtful leadership throughout our global organization and ensuring that all processes and activities consider the view of the customer.  We have identified and have begun applying several tactics to execute our strategies, which include capitalizing on our unique and deeply rooted values, structured human capital development and differentiated engineering for both products and processes.  Internal key performance indicators are used on a daily basis to align our short-term actions with our long-term strategy.

A primary focus of our strategic thinking is the identification of megatrends that will impact the future capital equipment and industrial goods markets.  We have identified three megatrends: globalization, growing sophistication of safe machinery and equipment and increased computing power, as further described below:

Globalization. We believe global population growth and urbanization, driven predominantly by Asian mega-cities, will generate ongoing demand for infrastructure projects, resources and food production, all of which require equipment and machinery from our key end markets.

Sophistication of safe machinery and equipment.  Machine users increasingly demand safety, productivity, efficiency, and automated control. Advancements in the design of these machines require continuous evolution of critical components such as hydraulic and electronic functionality and control.

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

Business Segments

We are organized into two operating and reporting segments: Hydraulics and Electronics.  The Hydraulics segment includes products sold under the Sun Hydraulics, Faster and Custom Fluidpower brands.  The Electronics segment includes products sold under the Enovation Controls and Murphy brands. Financial information about our business segments is presented in Note 17 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Hydraulics

There are three key technologies within our Hydraulics segment:  cartridge valve technology (“CVT”), quick-release hydraulic couplings solutions (“QRC”) and hydraulic system design (“Systems”).

Our CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures, and use a fundamentally different design platform compared to most other competitive product offerings. The floating construction that we pioneered results in a self-alignment characteristic that provides performance and reliability advantages compared to most competitors’ product offerings. This floating construction differentiates our products from those of most of our competitors, who design and manufacture rigid screw-in cartridge valves that fit a common cavity.  Our cartridge valves, offered in five size ranges and including both electrically actuated and non-electrically actuated products, are designed to be able to operate reliably at higher pressures, making them equally suitable for both industrial and mobile applications.

Hydraulic systems are increasingly taking signals from on-board electronic control systems, making it necessary for hydraulic products to be capable of digital communication.  In response to this we have recently aggressively expanded our CVT offering of electrically-actuated cartridge valves.  In 2017, we introduced FLeX™, a new electro-hydraulic product line offering high-performance electro-hydraulic products.  Throughout 2018 and 2019, we continued to introduce new products under the FLeX™ Series, further expanding our electro-hydraulic product offering for both the mobile and industrial hydraulics markets. The valves are designed to outperform comparable valves in the market. They are virtually leak-proof poppet-style valves that deliver consistently better pressure drop. Coil options include interchangeable low-power, high power and hazardous location (explosion-proof) versions for expanded configuration flexibility.  The FLeX™ Series valves use Sun’s unique floating-style design, adding an extra layer of security in those harsh applications where torque and force can become excessive.

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

Systems provide engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment.  The systems we manufacture are:

•	highly efficient;
•	increase and optimize productivity;
•	introduce safer operating procedures;
•	are smaller in size than competitive products;
•	allow for ease of maintenance; and
•	reduce energy costs.

Our hydraulics products are sold globally through a combination of wholly-owned companies, representative sales offices, independent channel partners that include value-add distributors and integrators, and original equipment manufacturers (“OEM”).  Our global channel partner network includes representation in many industrialized markets. Business activities at our global locations include new product development, component and system design, manufacturing, sales, technical support, inventory warehousing and distributor management.

Electronics

We are an international leader in fully-tailored solutions for engines, engine-driven equipment and specialty vehicles with a broad range of rugged and reliable instruments such as displays, controls and instrumentation products through our Enovation Controls, Zero Off, Murphy and HCT brands. As an innovative manufacturer of electronic controls and displays, we serve a variety of markets including off-highway, recreational and commercial marine, power sports and specialty vehicles, agriculture and water pumping, power generation and engine-driven industrial equipment.  We partner directly with OEMs and support a worldwide network of authorized distributors and systems integrators. We make significant investments to garner an intense understanding of unique applications to solve complex system challenges. Our focus is on creating customized systems that solve complex problems for niche mid-market volume customers.  This allows us to target customers or industries that see value in this level of integration, and as a result, our customer list contains a wide variety of OEM applications. Product categories include traditional mechanical and electronic gauge instrumentation, plug and go CAN-based instruments, after-market support through global distribution, robust environmentally sealed controllers, hydraulics controllers, engineered panels and application specialists, process monitoring instrumentation, proprietary hardware and software development, printed circuit board assembly and wiring harness design and manufacturing.

We offer our customers the ability to customize software on their products from the graphics for our PowerView®™ line of LCD displays with focus on the customization of the operator interface: to larger, full-graphic displays; flexible hardware configurations; multi-language support; class-leading environmental protection; and software tools that deliver the ultimate solution for OEM and distributor display customization and CAN control.  Our displays offer easy-to-read, bonded LCD graphical views with the industry's best readability even in direct sunlight or harsh water conditions.  Our controllers are built with the ability to withstand a wide ambient temperature range.  User friendly software configuration tools allow engineers and non-engineers alike to create customized systems that solve complex problems on their equipment making the user experience more seamless.

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

Globally, electronics products are sold primarily direct to OEM customers, with about 20% sold through independent, authorized channel partners.  Beginning in 2018, we commenced a strategic initiative to further diversify our channels to market as well as our geographic reach.  Our expansion efforts require the development of distribution partners globally, including on-boarding and training of these partners.  These efforts assist in our ability to diversify our global customer base, allowing us to grow more quickly, diversify the end-markets we serve, and expand our customer base.  We are currently making investments in a manufacturing facility in India, furthering our “in the region, for the region” initiative. Production in India is expected to begin in 2020.

Engineering

Engineers in both our segments play an important role in all aspects of our business including design, manufacturing, sales, marketing and technical support. Engineers work within a disciplined set of design parameters that encourage the reuse and incorporation of existing parts and platforms into new products. Product design engineers work closely with manufacturing personnel to define the processes required to manufacture products reliably and consistently.

There are ongoing joint product development efforts among the engineering groups of Hydraulics and Electronics.  Electrification of machines is one of the global needs that served as the rationale to our acquisition of Enovation Controls and will drive the megatrends identified in our strategic review.  The know-how and technical competence of the engineers in the Electronics segment are being utilized to bring electrification to products and systems designed and manufactured within the Hydraulics segment.

The joint development efforts between our segments are a key driver of the revenue synergies identified for our acquisitions.  We have a small focused group of engineers involved in these development projects to concentrate efforts and drive results. The core competencies of each of our companies have been critical to our companies’ historical success and will remain important in the future.  However, we see significant opportunities in bringing together the technology of hydraulics and electronics to create new products to better serve future market trends.

Manufacturing

Hydraulics

We utilize process-intensive manufacturing operations that make extensive use of automated handling and assembly technology (including robotics), where possible, to perform repetitive tasks, thus promoting manufacturing efficiencies and workplace safety. We employ lean techniques to continually improve our productivity and efficiency. Our hydraulics business is capital intensive which affords us the ability to choose whether we produce in-house and/or out-source component parts and finishing processes. We have manufacturing hubs in the U.S., Europe, the Middle East and Africa (“EMEA”) and APAC as we work toward our “in the region, for the region” goal.  In 2019, we added manufacturing capacity and capability in China, further extending our global footprint.

We hold significant raw materials, work in process and finished goods in all of the businesses within the Hydraulics segment. The raw materials used, primarily aluminum and steel, are commercially available from multiple sources.  Finished goods consist of customer orders that are completed but have not been shipped.

We have negotiated certain long term agreements (“LTA”) with our key suppliers.  Terms and conditions of these agreements include pricing, annual quantity estimates, quality standards, safety stock quantities and lead time expectations.  The LTAs are intended to provide the Company and the supplier with a framework for effective long-term planning and utilization of assets.

Electronics

We offer a wide range of advanced manufacturing and engineering capabilities, including mechanical and electrical hardware design, software design, product testing, harness engineering and more.  State-of-the-art manufacturing and test capabilities include LCD bonding, surface mount technology (“SMT”) with 3D solder paste inspection, 3D automated optical inspection, x-ray inspection and highly accelerated life test and highly accelerated stress screen (“HALT” and “HASS”) chambers for accelerated product lifecycle testing. Multipoint functional testing is conducted to ensure quality control of our products before they are delivered to our customers. Products are serialized, and test data is captured against serial numbers and stored in a manufacturing execution system (“MES”) database.

Our global operating system is tied together via an enterprise and manufacturing resource planning system, and we deploy Lean manufacturing and Six Sigma principles and tools to drive ongoing quality and productivity improvements.  This allows us to identify and remove variation and waste in our manufacturing and business processes while driving continuous improvements in lead times and quality.

We are a customer focused/project-based organization engaging with customers in long-term product plans and contracts, backed by vertically integrated manufacturing capabilities. Our strategic investment in vertically integrated manufacturing processes such as wire processing, sheet metal fabrication, LCD bonding, and surface mount technology enable speed to market in developing highly engineered electronics engine and machine control solutions for OEMs.

Our globally aligned raw materials and finished goods inventory strategies allow us to maintain high service levels for customers.  Electronics raw materials long lead times are carefully planned and managed to ensure we are able to fill orders based on customer request dates which are often less than three weeks.

Sales and Marketing

In 2019, no single customer made up more than 5% of consolidated net sales.

Hydraulics

Approximately 80% of Helios’s sales are derived from the Hydraulics segment. Our 2019 Hydraulics segment sales are distributed fairly evenly among our three major geographic regions with 37% to the Americas, 32% to EMEA and 31% to APAC. Given our acquisitions in 2018, we have increased our global reach into the EMEA and APAC regions.

We market and sell hydraulic products through value-add distributors and directly to OEMs.  Globally, approximately 69% of sales are attributed to our channel partners who generally combine our products with other hydraulic components to design a complete hydraulic system.  Sales direct to OEMs for integration in their machines make up the remaining 31%.  We rely heavily on our distribution network in the U.S. with the majority of sales in this region going through channel partners.  In EMEA and APAC, sales are split more evenly between OEMs and distributors.  Technical support is provided by local experts based at each of our global operations.

We provide end users with technical information through the websites of our operating companies and catalogs in multiple languages, including all information necessary to specify and obtain our products. We believe this approach helps stimulate demand for our products.

Electronics

Electronic products are sold globally both to OEM customers and through distributors.  OEM sales constitute 80% of total Electronics segment sales.  Building strong partnerships with OEMs is a priority.  We rely on direct customer contacts to stimulate demand for our products.  We work closely with our OEM customers to design and deliver innovative reliable products for specific applications.  Our hardware and software products are designed and modified with the customer utilizing our extensive application knowledge to create unique system level products that cannot be easily replaced by simply switching out components.  Twenty-four hour customer service support and an in-house technical service department is available before, during and after the initial sale to create sustainable partnerships with our customers.

Our OEM sales team collaborates with large OEMs, whereas the Distributor sales team works with a large number of distributors of varying sizes.  Over the last few years, we reconstituted our sales teams to create a heavier focus on distributor sales.  Overall, approximately 20% of segment sales are derived from independent, authorized distributor channel partners.

Geographically, our 2019 Electronics segment sales represent 86% to the Americas, 8% to EMEA and 6% to APAC.  There is a well-defined initiative to grow sales in EMEA and APAC as part of Vision 2025.  Additionally, synergies identified at the time of acquisition utilize customer relationships from the Hydraulics segment to create pull through of electronic products, and joint product development has created additional sales opportunities for both segments.

Competition

Hydraulics

Competitors in the hydraulics market are broken down into three categories:  full-line hydraulics system producers, component-only producers of CVT or QRC products, and low-cost producers. Most competitors market globally.  Full-line producers can provide complete hydraulic systems to their customers, including components functionally like those manufactured in our Hydraulics segment.  Similar to Helios, component-only producers are entities that offer only CVT or QRC products, while additional parts of the hydraulics system are obtained from other manufacturers.  Low cost producers are competitors who have emerged in low cost production areas such as APAC and Eastern Europe. These competitors will typically copy our products and like products designed by competitors. Low cost producers typically have a limited product range compared to full line or cartridge valve only producers, which limits their ability to be competitive.

We believe that we compete based upon the quality, reliability, price, value, speed of delivery and technological characteristics of our products and services.

Electronics

Competition within the electronics market is very broad with competitors ranging from large multinational companies with full electronics offering to small niche companies that specialize in one product type.  Enovation Controls is a niche player in the displays, controllers, gauges and instrumentation panel markets.

The market for products designed and manufactured by Enovation Controls is relatively fragmented with the top four to six companies comprising the majority of the market, mostly servicing the automotive space.  Enovation Controls differentiates itself through product quality, customization ability and service with a focus on mid-market niche markets that are not well served by the large competitors. Our engagement and speed to market set us apart from larger competitors.

Our overall position in our key markets is defensible due to high barriers to switching suppliers, such as up-front engineering and programming costs, and positive perceptions among core customers on key selection criteria, including quality and service.

Employees

As of December 28, 2019, we had approximately 1,960 full-time employees with 1,080 in the Americas, 545 in EMEA and 335 in APAC.  We believe that relations with our employees are good. Approximately 420 of our employees in Italy are represented by a union.  We have constructive and productive dialog on a regular basis with union leaders.  To the best of our knowledge, there is no labor dispute, strike, controversy, slowdown, work stoppage or lockout pending or threatened against or affecting the Company, nor is there any basis for any of the foregoing.

Patents and Trademarks

In addition to trade secrets, unpatented know-how, and other intellectual property rights, we own approximately 150 active patents and trademarks relating to certain of our products and businesses.  We believe that the growth of our business is dependent upon the quality and functional performance of our products and our relationship with the marketplace, rather than on any single patent, trademark, copyright, or other item of intellectual property or group of patents, trademarks or copyrights.  However, our patents are important in the defense of our intellectual property from competitors who exploit product development that is not otherwise legally protected by its creator.

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

ITEM 1A. - RISK FACTORS

FACTORS INFLUENCING FUTURE RESULTS - FORWARD-LOOKING STATEMENTS This Annual Report contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, projections, our beliefs, and assumptions made by us, including (i) our strategies regarding growth, including our intention to develop new products and undertake acquisitions; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations; (iv) our ability to continue to control costs and to meet our liquidity and other financing needs; (v) the declaration and payment of dividends; and (vi) our ability to respond to changes in customer demand domestically and internationally, including as a result of standardization.  In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time.  Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements.  Similarly, statements that describe our future plans, objectives or goals also are forward-looking statements.  These statements are not guaranteeing future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report.  Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements.  All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Risks Relating to Our Business

General global economic trends and industry trends may affect our sales. The capital goods industry in general, and our businesses, are subject to economic cycles, which directly affect customer orders, lead times and sales volume. Economic downturns generally have a material adverse effect on our business and results of operations, as they did in 2009. Cyclical economic expansions such as those of 2017 and 2018, provide a context where demand for capital goods is stimulated, creating higher incoming order rates for the products we produce. Higher demand can lead to part shortages which drive costs up.  If demand gets too strong, lead times can be extended which may cause some customers to cancel orders.  In the Electronics segment, our business is dependent on the general economy and widespread adoption of advanced digital control solutions that integrate technologies such as high-resolution displays, configurable software GPS navigation, vehicle management systems, engine safety diagnostics, and engine energy efficiency. If one or more of these expected industry trends fails to occur, or occurs at a slower rate than expected, our sales growth will be negatively impacted, and our business will be adversely affected. In the future, continued weakening or improvement in the economy will directly affect orders and influence results of operations.

Our business could be harmed by adverse global and regional economic and political conditions. In June 2016, voters in the UK approved the UK’s exit (“Brexit”) from the European Union (“EU”), and the British government will continue to negotiate the terms of its withdrawal. The exit officially occurred on January 31, 2020.  Brexit has created significant economic uncertainty in the UK and in Europe, the Middle East, and Asia, which may negatively impact our business results in those regions. In addition, the terms of Brexit, once negotiated, could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate.  Any of these effects could adversely affect our business and results of operations.

Our operations and transactions also depend upon favorable trade relations between the U.S. and those foreign countries in which our customers and suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business or sell products, such as a change in the current tariff structures, export compliance laws, government subsidies, or other trade policies, may adversely affect our ability to economically source materials, sell our products, or do business in foreign markets. Trade restrictions, including withdrawal from or modification of existing trade agreements, negotiation of new trade agreements, and imposition of new (and retaliatory) tariffs against certain countries or covering certain products, including developments in U.S.-China trade relations, could limit our ability to capitalize on current and future growth opportunities in international markets and impair our ability to expand the business. These trade restrictions, and changes in–or uncertainty surrounding–global trade policies may affect our competitive position. Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and the foregoing factors may cause a reduction in our sales, profitability, or cash flows, or cause an increase in our liabilities.

We are subject to intense competition.

Hydraulics

The Hydraulics segment is intensely competitive, and competition comes from many companies, some of which are full-line hydraulic system producers and others that are niche suppliers like us. Full-line producers can provide total hydraulic systems to customers, including components functionally similar to those manufactured by us. We believe that we compete based upon quality, reliability, price, value, speed of delivery and technological characteristics. Many Hydraulics segment competitors are owned by corporations that are significantly larger and have greater financial resources than us. Also, competitors have emerged in low cost production areas such as Asia and Eastern Europe with look-alike products. We cannot provide assurance that we will continue to be able to compete effectively with these companies.

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

Electronics

In the Electronics segment, our products face, and will continue to face, significant competition, including from incumbent technologies. New developments in technology may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete. Other companies, many of which have substantially longer operating histories, larger customer bases, name recognition, and financial and marketing resources than we do, are currently engaged in the development of products and technologies that are similar to, or may compete with, certain of our products and technologies.

We sell products into competitive markets. Within our primary markets, we compete with a range of companies that offer certain individual components of our full system solutions. The components of our overall systems most commonly include displays, panels, sensors, valves, and other end-devices.

We also face competition from customers developing products internally. Customers for our products generally have substantial technological capabilities and financial resources. Some customers have traditionally used these resources to develop their own products internally. The future prospects for our products are dependent upon our customers’ acceptance of our products as an alternative to their internally developed products. Future sales prospects also are dependent upon acceptance of third-party sourcing for products as an alternative to in-house development. In the future, customers may continue to use internally developed components. They also may decide to develop or acquire products that are similar to, or that may be substituted for, our products. If our customers fail to accept our products as an alternative, if they develop or acquire the technology to develop such products internally rather than purchase our products, or if we are otherwise unable to develop or maintain strong relationships with them, our business, financial condition and results of operations would be materially and adversely affected.

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

We are subject to risks relating to international sales.  International sales represent a significant proportion of our consolidated sales.  Approximately 59% and 55% of our net sales were outside of the U.S. during 2019 and 2018, respectively. We will continue to expand the scope of operations outside the U.S., both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of net sales in future periods.

Our future results could be harmed by a variety of factors, including:

•	changes in the political and economic conditions in the countries in which we operate, including civil uprisings and terrorist acts;
•	unexpected changes in regulatory requirements;
•	the imposition of duties and tariffs and other trade barriers;
•	import and export controls;
•	potentially negative consequences from changes in U.S. and international tax laws;
•	fluctuations in currency exchange rates and the value of the U.S. dollar;
•	exchange controls and currency restrictions;
•	expropriation of property without fair compensation;
•	governmental actions that result in the deprivation of contract or proprietary rights;

•	the acceptance of business practices that are not consistent with or are antithetical to prevailing business practices we are accustomed to in the U.S., including bribery and corruption;
•	difficulty in staffing and managing geographically widespread operations;
•	the unionization of, or increased union activity, such as strikes or work stoppages, with respect to, our workforce outside the U.S.;
•	differing labor regulations;
•	global and/or regional pandemics;
•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;
•	different regulatory regimes controlling the protection of our intellectual property;
•	difficulty in enforcement of contractual obligations under non-U.S. law;
•	refusal or inability of foreign banks to make payment on letters of credit in connection with foreign sales, and our inability to collect from our foreign customers in such circumstances;
•	restrictions on our ability to own or operate subsidiaries, repatriate dividends or earnings from our foreign subsidiaries, or to make investments or acquire new businesses in these jurisdictions; and
•	the burden of complying with multiple and potentially conflicting laws.

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

International growth and expansion into markets such as Europe, Asia, and Latin America may cause us difficulty due to greater regulatory barriers than in the U.S., the necessity of adapting to new regulatory systems, problems related to entering new markets with different economic, social and political systems and conditions, and significant competition from the primary participants in these markets, some of which may have substantially greater resources and political influence than we do. For example, unstable political conditions or civil unrest could negatively impact our order levels and sales in a region or our ability to collect receivables from customers or operate or execute projects in a region.

Our business in and supply chain to/from China may be adversely impacted by an extended shutdown of operation in China due to the recent coronavirus outbreak.  The outbreak of the coronavirus is an evolving concern for our business due to the impact it may have on our employees, suppliers, operations and sales.   We are concerned for the well-being of our employees and the virus has impacted our employees’ ability to resume full employment duties and to travel in and out of the region.  Approximately 9% of our total sales are to Chinese customers and it is a fast-growing region for us from a sales perspective. Our new manufacturing facility in Kunshan, China (opened in 2019) is relied upon to support our growing business in the region.  Our supply chain is dependent on parts made in China that support manufacturing facilities in the region as well as in the U.S. and Europe.  While the closures and limitations on movement in the region are expected to be temporary, the duration of the production, supply chain and sales disruption, and the related financial impact, cannot be estimated at this time. Should the production and distribution closures continue for an extended period of time, the impact on our manufacturing facility, sales/distribution offices and supply chain in China and globally could have a material adverse effect on our results of operations and cash flows.

Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act and UK Bribery Act or other applicable anti-corruption legislation, could result in fines, criminal penalties and an adverse effect on our business. We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including anti-corruption laws and export-import compliance and trade laws, due to our global operations. In particular, the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies, their agents, consultants and other business partners from making improper payments to government officials or other persons (i.e., commercial bribery) for the purpose of obtaining or retaining business or other improper advantage.  They also impose recordkeeping and internal control provisions on companies such as ours. We operate and/or conduct business, and any acquisition target may operate and/or conduct business, in some parts of the world, such as China, India and Russia, that are recognized as having governmental and commercial corruption and in such countries, strict compliance with anti-bribery laws may conflict with local customs and practices.  We cannot provide assurance that our or any acquisition target’s internal control policies and procedures have protected us, or will protect us, from unlawful conduct of our employees, agents, consultants and other business partners. In the event that we believe or have reason to believe that violations of anti-corruption laws may have occurred we may be required to investigate and/or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violation may result in substantial civil and/or criminal fines, disgorgement of profits, sanctions and penalties, debarment from future work with governments, curtailment of operations in certain jurisdictions, and imprisonment of the individuals involved.  As a result, any such violations may materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of these impacts could have a material, adverse effect on our business, results of operations or financial condition.

Fluctuations in exchange rates may affect our operating results and impact our financial condition. Fluctuations in the value of the U.S. dollar may increase or decrease our sales or earnings. Because our consolidated financial results are reported in U.S. dollars, when we generate sales or earnings in other currencies, or we pay expenses in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the reported amount of those sales or earnings. If the U.S. dollar strengthens relative to the value of the local currency, we may be less competitive. In addition, our debt service requirements are predominantly in U.S. dollars and a portion of our cash flow is generated in British pounds, euros and other foreign currencies. Significant changes in the value of the foreign currencies relative to the U.S. dollar could impair our cash flow, results of operations, and financial condition.

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

Our existing indebtedness could adversely affect our business and growth prospects. As of December 28, 2019, we had total indebtedness (including the current portion) of approximately $301 million. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for Helios that cannot yet reasonably be predicted.  The Company has outstanding debt with fixed and variable interest rates based on LIBOR. The LIBOR benchmark has been subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the UK Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's debt and debt payments. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts which terminate after 2021. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

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

We can give no assurance that additional financing will be available on terms favorable to us, or at all. The terms of available financing may place limits on our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or to delay, limit or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could reduce our competitiveness. Our senior credit facility limits our ability to incur additional debt and therefore we likely would have to issue additional equity to raise additional capital. If we issue additional equity, a shareholder’s interest in us will be diluted.

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

We may fail to successfully acquire or integrate companies that provide complementary products or technologies. A key component of our growth strategy and Vision 2025 depends upon our ability to successfully identify and integrate acquisition targets that complement our existing products and services. Such a strategy involves the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, and potential profitability of acquisition candidates, as well as, integrating the operations of acquired companies. In addition, any acquisitions of businesses with foreign operations or sales may increase our exposure to risks inherent in doing business outside the U.S. From time to time, we may have acquisition discussions with potential target companies both domestically and internationally. Any acquisition may or may not occur and, if an acquisition does occur, it may not be successful in enhancing our business for one or more of the following reasons:

•	Any business acquired may not be integrated successfully and may not prove profitable;
•	The price we pay for any business acquired may overstate the value of that business or otherwise be too high;
•	Liabilities we take on through the acquisition may prove to be higher than we expected;
•	Impairment of relationships with employees and customers of the business acquired, as a result of the change in ownership;

•	We may fail to achieve acquisition synergies; or
•	The focus on the integration of operations of acquired entities may divert management’s attention from the day-to-day operation of our businesses.

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

The inability to protect our intellectual property could reduce or eliminate any competitive advantage and reduce our sales and profitability, and the cost of protecting our intellectual property may be significant.  We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending patent and trademark applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. An inability to obtain registrations in the U.S. or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property rights may require expensive investment in protracted litigation and substantial management time, and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. In the Electronics segment, the key issued patents in our patent portfolio are scheduled to expire between 2020 and 2034. In the Hydraulics segment, the key issued patents in our patent portfolio are schedule to expire between 2020 and 2040.

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

We are dependent upon key employees and skilled personnel. Our success depends, to some extent, upon a number of key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Future operating results depend to a significant degree upon the continued contribution of key management, technical personnel and the skilled labor force. As the Company continues to expand internationally, additional management and other key personnel will be needed. Competition for management and engineering personnel is intense, and other employers may have greater financial and other resources to attract and retain these employees. We conduct a substantial part of our operations in Sarasota, Florida; Tulsa, Oklahoma and Rivolta D’adda, Italy. Our continued success is dependent on our ability to attract and retain a skilled labor force at these locations. There are no assurances that we will continue to be successful in attracting and retaining the personnel required to develop, manufacture and market our products and expand our operations.

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

We currently have operations located in geographies susceptible to severe weather events, such as hurricanes, floods, earthquakes and tornadoes. A catastrophic event, whether resulting from severe weather or otherwise, could result in the loss of the use of all or a portion of one of our manufacturing facilities. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Any of these events individually or in the aggregate could have a material adverse effect on our business, financial condition and operating results.

We are subject to risks relating to changes in our tax rates, unfavorable resolution of tax contingencies, or exposure to additional income tax liabilities. We are subject to income taxes in the U.S. and various non-U.S. jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be affected by changes in the mix among earnings in countries with differing statutory tax rates or changes in tax laws. We are subject to on-going tax audits in various jurisdictions. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to our tax liabilities, which could have a material adverse effect on our results of operations.

U.S. federal income tax reform could adversely affect us and our shareholders. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities have been revalued at the newly-enacted U.S. corporate rate, and the impact was recognized in our tax expense for the 2017 year. As the U.S. Department of Treasury and the IRS continue to issue regulations interpreting the implications of the TCJA, we continue to examine the impact that this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. We urge our shareholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Our operations are subject to environmental, health and safety laws and regulations, and we may face significant costs or liabilities associated with environmental, health and safety matters.  We are subject to a variety of federal, state, local and foreign environmental, health, and safety laws and regulations concerning, among other things, the discharge of pollutants into the soil, air, and water, the generation, storage, handling, use, release, disposal and transportation of hazardous materials and wastes, environmental cleanup, and the health and safety of our employees. Environmental, health, and safety laws and regulations continue to evolve, and we may become subject to increasingly stringent environmental standards in the future, particularly related to air quality and water quality, which could require us to make changes to our operations or incur significant costs relating to compliance. We are also required to obtain and maintain environmental, health and safety permits and approvals for our facilities and operations. In addition, the potential impacts of climate change on our operations are highly uncertain. Although the financial impact of these potential changes is not reasonably estimable at this time, our operations in certain locations and those of our customers and suppliers could potentially be adversely affected, which could adversely affect our sales, profitability and cash flows. Our failure to comply with such laws, regulations, permits and approvals could subject us to increased employee healthcare and workers’ compensation costs, liabilities, fines and other penalties or compliance costs, and could have a material adverse effect on our business, financial condition and results of operations.

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

Regulations related to “conflict minerals” may force us to incur additional expenses and may result in damage to our reputation. We are subject to the SEC’s regulations applicable to companies that use certain minerals, known as conflict minerals, in their products or in the production of their products, whether or not these products are manufactured by third parties. These requirements require us to conduct an inquiry into the country of origin of the conflict minerals used, and if it is determined that the conflict minerals used may have originated in the Democratic Republic of Congo or other covered countries, conduct due diligence on the source and chain of custody of the conflict minerals. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products or in the manufacturing process. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products be conflict mineral free.

Due to the nature of our business and products, we may be liable for damages based on product liability, other tort, and warranty claims. We face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in death, bodily injury, property damage, or economic loss. In the past, we have been subject to product liability claims relating to our products, and we may be subject to additional product liability claims in the future for both past and current products.

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

Customer credit risks could result in losses. Customer cash flows may be affected by adverse changes in economic and industry conditions. Further, laws in some jurisdictions in which we operate could make collection difficult or time consuming. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for expected credit losses, we cannot assure you that these reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

If our long-lived assets, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to our earnings. We recognize impairments of goodwill when the fair value of any of our reporting units becomes less than its carrying value. Our estimates of fair value are based on assumptions about future cash flows of each reporting unit, discount rates applied to these cash flows and current market estimates of value. Based on the uncertainty of future revenue growth rates and other assumptions used to estimate our reporting units’ fair value, future reductions in our expected cash flows could cause material non-cash impairment charges, which could have a material adverse effect on our results of operations and financial condition. We also have certain long-lived assets and other intangible assets which could be at risk of impairment or may require reserves based upon anticipated future benefits to be derived from such assets. Any change in the valuation of such assets could have a material effect on our profitability.

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

The price of our common stock may fluctuate significantly, which could negatively affect us and holders of our common stock. The trading price of our common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. For instance, if our financial results are below the expectations of securities analysts and investors, the market price of our common stock could decrease, perhaps significantly. Other factors that may affect the market price of our common stock include announcements relating to significant corporate transactions; operating and stock price performance of companies that investors deem comparable to us; future sales by us or our subsidiaries of equity, equity-related or debt securities; the amount, if any, of dividends that we pay on our common stock; anticipated or pending investigations, proceedings or litigation that involve or affect us; changes in regional, national or global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility; and changes in government regulation or proposals relating to us. In addition, the U.S. and global securities markets have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Market fluctuations and broad market, economic and industry factors may negatively affect the price of our common stock, regardless of our operating performance and shareholders may be limited in their ability to sell shares of our common stock. Any volatility of or a significant decrease in the market price of our common stock could also negatively affect our ability to make acquisitions using our common stock.

Provisions in our amended and restated articles of incorporation and amended and restated bylaws, as well as certain provisions of Florida law, may discourage a takeover attempt. Provisions contained in our amended and restated articles of incorporation and amended and restated bylaws, as well as certain provisions of Florida law, could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Provisions of our amended and restated articles of incorporation and amended and restated bylaws impose various procedural and other requirements which could make it more difficult for shareholders to effect certain corporate actions. For example, our amended and restated articles of incorporation authorize our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our shareholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. In addition, a change of control of our Company may be delayed or deterred as a result of our having three classes of directors serving staggered three-year terms. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

We may not pay dividends on our common stock. Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments and as permitted by our debt agreements. Although historically we have paid a continuous quarterly dividend and a periodic special dividend, we are not required to declare cash dividends on our common stock and the payment of future quarterly and special dividends is subject to the discretion of our board of directors. In determining the amount of any future quarterly or special dividends, our board of directors will consider economic and market conditions, our financial condition and operating results. Any change in our historical dividend practice could adversely affect the market price of our common stock. If our board of directors decides not to pay dividends in the future, then a return on investment in our common stock will only occur if our stock price appreciates.

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

Hydraulics Segment
	Square Footage (in thousands)
Region	Owned	Leased	Total
U.S.	1,083	58	1,141
Europe	91	763	854
Asia/Pacific	59	183	242
Total	1,233	1,004	2,237

Electronics Segment
	Square Footage (in thousands)
Region	Owned	Leased	Total
U.S.	179	6	185
Europe	18	—	18
Asia/Pacific	—	7	7
	197	13	210

In addition to our primary operating facilities, we also lease office space that is used for sales, engineering and administrative activities in Argentina, Australia, Brazil, China, Germany, India and Vietnam.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock has been trading publicly under the symbol HLIO on the Nasdaq Global Select Market since June 17, 2019 and previously under the symbol SNHY since our initial public offering on January 9, 1997.

Holders

There were 215 shareholders of record of Common Stock on February 14, 2020.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies.

Dividends

We have historically paid regular quarterly dividends of $0.09 per share.  Our board of directors currently intends to continue to pay a quarterly dividend of $0.09 per share during 2020.  However, the declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

Equity Compensation Plans

Information called for by Item 5 is provided in Note 14 of the Notes to the Consolidated Financial Statements included in this Annual Report (Item 8 of this report).

Issuer Purchases of Equity Securities

We did not repurchase any of our stock during the years ended December 28, 2019 and December 29, 2018.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Helios, the Russell 2000 Index and the Dow Jones US Diversified Industries Index, from December 27, 2014, to December 28, 2019, assuming $100 invested in each on December 27, 2014.  Total return assumes reinvestment of any dividends for all companies considered within the comparison.  The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/27/2014	1/2/2016	12/31/2016	12/30/2017	12/29/2018	12/28/2019
Helios Technologies	100.00	(18.54)	27.50	62.95	(48.09)	37.62
Russell 2000 Index	100.00	(5.19)	21.31	14.65	(11.72)	26.50
Dow Jones US Diversified Industries Index	100.00	10.86	10.96	(6.59)	(25.70)	28.20

ITEM 6.  SELECTED FINANCIAL DATA

The following summary should be read in conjunction with the Consolidated Financial Statements and related notes contained herein.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1.  Business."

We report on a fiscal year that ends on the Saturday closest to December 31st.  Each quarter generally consists of thirteen weeks. The 2019 and 2018 fiscal years ended December 28, 2019 and December 29, 2018, respectively.  The 2015 fiscal year ended January 2, 2016; as a result, the quarter ended January 2, 2016 consisted of fourteen weeks, resulting in a 53-week year.

	Year ended
	Dec 28, 2019	Dec 29, 2018	Dec 30, 2017	Dec 31, 2016	Jan 2, 2016
	(in thousands except per share data)
Statement of Operations:
Net sales	$554,665	$508,045	$342,839	$196,934	$200,727
Gross profit	212,282	192,683	136,525	71,349	77,093
Operating income	90,115	75,554	61,491	34,459	46,891
Income before income taxes	75,307	56,395	47,544	34,901	49,230
Net income	60,268	46,730	31,558	23,304	33,138
Basic and diluted net income per common share	1.88	1.49	1.17	0.87	1.24
Dividends declared per share	0.36	0.36	0.38	0.40	0.45
Other Financial Data:
Depreciation and amortization	$35,215	$39,714	$19,190	$11,318	$9,557
Capital expenditures	25,025	28,380	22,205	6,187	6,106
Balance Sheet Data:
Cash and cash equivalents	$22,123	$23,477	$63,882	$74,221	$81,932
Working capital	116,136	103,866	100,913	110,192	145,336
Total assets	1,021,751	1,042,165	459,766	444,777	241,540
Total debt	300,393	352,685	116,000	140,000	—
Shareholders’ equity	577,636	530,768	272,673	236,397	222,187

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The operating results of the Hydraulics and Electronics segments included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented on a basis consistent with our internal management reporting. Segment information included in Note 17 of the Notes to the Consolidated Financial Statements included in this Annual Report is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the U.S. (“U.S. GAAP”), specifically the allocation of certain corporate and acquisition-related costs, are included in Corporate and Other.

Overview

We are an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets, each of which serves as a reportable segment.  There are three key technologies within our Hydraulics segment:  cartridge valve technology (CVT), quick-release hydraulic couplings solutions (QRC) and hydraulic system design (Systems). CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures.  QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers.  Systems provide engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment. In our Electronics segment, we provide complete, fully-tailored display and control solutions for engines, engine-driven equipment and specialty vehicles. Our broad range of products are complemented by extensive application expertise and unparalleled depth of our software, embedded programming, hardware and sustaining engineering teams. This technology is referred to as Electronic Controls.

On June 13, 2019, we changed our legal name from Sun Hydraulics Corporation to Helios Technologies, Inc.  Sun Hydraulics, LLC (a Florida limited liability company that holds the historical net operating assets of the Sun Hydraulics brand entities and Custom Fluidpower), along with Enovation Controls and Faster are the three wholly-owned operating subsidiaries of Helios.  Our corporate name change is a reflection of the tremendous growth the Company has accomplished over the last few years, including the addition of various operating companies under our umbrella. On June 17, 2019, shares of Helios began trading on the Nasdaq under the new ticker symbol “HLIO”.

Vision 2025

In 2016, we introduced our vision for the Company for the next decade.  We believe it is important to reach a critical mass of $1 billion in sales by 2025 while remaining a technology leader in the industrial goods sector.  To achieve our goal, we are targeting organic sales of our Hydraulics segment of $700 million, sales of our Electronics segment of $220 million and acquisitions at or exceeding $80 million of revenue.  Through this growth, our decision-making process will consider our desire to maintain superior profitability and financial strength. While acquisitions remain an important component of our long-term strategy, our near-term focus is on integrating our recently acquired businesses and improving operating performance.

Product development is a key factor to organic and synergistic growth in both the Hydraulics and Electronics segments, including joint development between the two segments.  In the Hydraulics segment, our most recent product introductions have been electro-hydraulics products: the FLeX™ Series Solenoid Valves and the XMD Bluetooth-configurable electro-hydraulics driver.  XMD was jointly engineered by a team comprised of Hydraulics and Electronics segment personnel. We expect the trend for development of similar types of products to continue as capital goods markets move toward further electrification and digitalization of machines.

Acquisitions of companies that advance our technology capabilities will be critical to achieving our Vision 2025.  Target product offerings include hydraulic components and/or systems, electronic controls and instrumentation, and linked technologies such as electro-mechanical actuators, factory automation, software, products relevant to the Internet of Things or high-precision manufacturing.

Acquisitions

In April 2018, we completed our acquisition of Faster, an Italian company headquartered near Milan, Italy.  Faster is a worldwide leader in engineering, manufacturing, marketing and distribution of hydraulic coupling solutions. The completion of this acquisition brings us another step closer to the realization of our Vision 2025. Faster fits this strategy well and has a highly innovative culture, driving new product development and market leadership. Faster further diversifies the Company more deeply into the global agriculture market. The business also broadens our global footprint, advancing our “in the region, for the region” initiative.

In August 2018, we completed our acquisition of Custom Fluidpower, a leading provider of hydraulic, pneumatic, electronic and instrumentation solutions. The company supplies hydraulic, pneumatic, filtration and lubrication products and offers complete system design, installation and commissioning, and service and repairs, to a broad range of industries including agriculture, aerospace, exploration, industrial, marine, mobile, mining and material handling.  Headquartered in Newcastle, NSW, Australia, Custom Fluidpower has operational branches co-located with its headquarters as well as throughout Australia.  Custom Fluidpower further diversifies our hydraulics product and service portfolio and provides regional value-add capabilities to continue successful penetration of the APAC region and particularly Southeast Asia.

Global Economic Conditions

In January 2020, the UK exited the EU. During the transition period, which ends on December 31, 2020, the details of the UK’s withdrawal and the nature of its future relationship with the EU will be decided. The Company continues to monitor the status of the negotiations and plan for potential impact. We have considered the following factors that mitigate the potential impact of Brexit on the import and export of goods to and from the UK:

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

Additionally, international trade disputes with China could result in tariffs and other measures that could adversely affect the Company’s business. We have multiple entities in China, including our first manufacturing facility which opened in 2019.  We also source components from Chinese suppliers in both of our segments.  While these are not in significant quantities, increased costs of these components or inability to receive them could cause damage to our business.  Our sales to Chinese customers are growing more rapidly than any other geography.  Revenues and cost reduction efforts associated with our China business are important to our success. Therefore, our business, financial condition and results of operations may be materially adversely affected by economic, political, legal, regulatory, competitive and other factors in China.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products decreased 7% in 2019, after increasing 13% and 11% in 2018 and 2017, respectively. During 2019, we did not experience this magnitude of decline in our North American hydraulics shipments as our growth out-paced market demand. In Europe, the CEMA Business Barometer reports the European agricultural machinery industry has been in a recession phase, however incoming orders from Europe showed an average increase in January 2020 after several months of decline. The CECE (Committee for European Construction Equipment) business climate index indicates the downturn in European construction equipment business is losing pace and a soft landing seems to be expected.

Electronics

Institute of Printed Circuits Association reports that slowing growth continues for the North American electronics industry, but most growth rates remain positive. Sales growth for printed circuit boards (PCB) strengthened to 3.5% and sales growth for electronics manufacturing services (EMS) slowed to 0.8%, compared to the prior year.  Semiconductor sales growth has remained in negative territory. Indicators suggest that sales growth is likely to continue but remain slow in the coming months for the North American EMS and PBC industry segments.  In our electronics segment, we are experiencing sales declining in excess of the overall market, primarily due to a strategic change we made to our customer base. For additional information, refer to the discussion of 2019 results of our electronics segment below.

2019 Results and Comparison of Years Ended December 28, 2019 and December 29, 2018

Faster and Custom Fluidpower were acquired on April 5, 2018 and August 1, 2018, respectively. Their results are included in our consolidated financials subsequent to their respective acquisition dates. To analyze the results on a comparable basis we refer to organic and acquisition-related results. The results of Faster are included in acquisition results for the first quarter of 2019 and the results of Custom Fluidpower are included in acquisition results for the first seven months of 2019.

The following table sets forth our consolidated results of operations:

(in millions except net income per share)	For the year ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Net sales	$554.7	$508.0	$46.7	9.2%
Gross profit	$212.3	$192.7	$19.6	10.2%
Gross profit %	38.3%	37.9%
Operating income	$90.1	$75.6	$14.5	19.2%
Operating income %	16.2%	14.9%
Net income	$60.3	$46.7	$13.6	29.1%
Basic and diluted net income per common share	$1.88	$1.49	$0.39	26.2%

Consolidated sales for the 2019 year improved to $554.7 million; a 9.2% increase over the prior year. Organic sales declined $18.8 million, 3.7%, compared to 2018, of which $8.1 million is attributable to a negative impact from changes in foreign currency exchange rates during the year. Price increases positively impacted sales for the year by $5.4 million. In 2019 we experienced softening in certain end markets leading to a decline in order intake across both segments. The agriculture market in Europe and the oil and gas market in the U.S. have weakened. We have also seen a decline in both the construction equipment market in the APAC region and the recreational market in the Americas. During the year, we maintained an elevated order backlog of CVT and Systems products that has softened the impact of the slowdown of incoming orders.

Gross profit margin increased 0.4 percentage points during 2019 from 37.9% to 38.3%.  Gross margin for the 2018 year was affected by $4.4 million of amortization of acquisition-related inventory step up costs resulting from the Faster and Custom Fluidpower acquisitions. Changes in foreign currency exchange rates negatively impacted gross profit during 2019 by $3.4 million. Production efficiencies, price increases and successful cost management efforts positively impacted 2019 gross margin. These gains were somewhat offset by decreased sales volume which resulted in reduced leverage of fixed costs as well as increased material costs and an unfavorable change in the margin profile of products sold.

Operating income margin improved 1.3 percentage points compared to the prior year, primarily due to acquisition-related impacts during the 2018 year: inventory step-up amortization referred to above, an additional $5.1 million in acquisition-related amortization of intangible assets compared to 2019 and $5.5 million in transaction costs for the Faster and Custom Fluidpower acquisitions. Comparability of operating income results was further impacted by one-time costs incurred in 2019 for organizational restructuring of $1.7 million and a loss on the disposal of our licensing agreement intangible asset totaling $2.7 million.

2020 Outlook

Consolidated revenue for the full year 2020 is expected to be between $520 million and $555 million, with the Hydraulics segment contributing between $415 million and $443 million and the Electronics segment contributing between $105 million and $112 million. Consolidated U.S. GAAP EPS is expected to be $1.55 to $1.88 for the full year 2020. Consolidated non-GAAP cash EPS, which excludes amortization expense and certain one-time costs, is expected to be between $2.00 and $2.30. The full year adjusted EBITDA margin, prior to certain one-time costs, is anticipated to be 22.0% to 23.0%.

Given the economic backdrop including uncertainty surrounding the impact of coronavirus, we are approaching 2020 guidance cautiously, with wider ranges than we have historically provided.  While our current end markets continue to be challenging globally, with limited pockets of growth, the economic indicators that we track signal optimism that growth will resume in other markets in the second half of the year.

Segment Results

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	For the year ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Net sales	$442.8	$381.8	$61.0	16.0%
Gross profit	$161.4	$141.7	$19.7	13.9%
Gross profit %	36.4%	37.1%
Operating income	$86.0	$83.9	$2.1	2.5%
Operating income %	19.4%	22.0%

The following table presents organic and acquisition-related results for 2019 (in millions):

	For the Year Ended December 28, 2019
	Organic	Acquisition
Net sales	$377.3	$65.5
Gross profit	$139.4	$22.0
Gross profit %	36.9%	33.6%
Operating income	$75.3	$10.7
Operating income %	20.0%	16.3%

Net sales for the Hydraulics segment totaled $442.8 million in 2019, representing growth of $61.0 million, 16.0%, over the prior year.  Organic sales declined $4.5 million, 1.2%, compared to 2018. After consideration of the negative $7.6 million impact from changes in foreign currency exchange rates, organic sales improved $3.1 million, 0.8%, over 2018. During 2019, we experienced softening end market demand resulting in a reduction of incoming orders, however we have continued to ship certain CVT and Systems product orders from our backlog due to extended lead times. Price increases of $4.2 million also contributed to the year-over-year improvement. Our Sarasota manufacturing consolidation project was completed in the first half of 2019. The project involved consolidating our three U.S. manufacturing operations into two adjacent facilities in Sarasota, implementing lean manufacturing and streamlining the production process and resulted in increased capacity and improved productivity as we progressed through the year. The third facility will be utilized as an expanded state-of-the-art testing center for our engineering teams.

Exchange rate fluctuations since the acquisitions of Faster in April 2018 and Custom Fluidpower in August 2018, resulted in a further unfavorable impact on sales of $3.1 million during the year.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	For the year ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Americas	$162.3	$148.7	$13.6	9.1%
EMEA	141.6	129.6	$12.0	9.3%
APAC	138.9	103.5	$35.4	34.2%
Total	$442.8	$381.8

Comparability of sales by region is impacted by our 2018 acquisitions. To analyze the results on a comparable basis we refer to organic and acquisition-related sales. Acquisition related 2019 sales totaled $11.6 million, $21.7 million and $32.2 million to the Americas, EMEA and APAC regions, respectively. Faster sales for the first quarter of 2019 and Custom Fluidpower sales for the first seven months of 2019 are referred to as acquisition related.

Shipments continued to grow in the Americas region during 2019 with organic sales increasing $2.0 million, 1.3%, compared to the prior year. Organic sales to the EMEA region decreased $9.7 million, 7.5%. Exchange rate fluctuations had an unfavorable impact on organic sales to the EMEA region of $5.0 million during 2019, compared to 2018. EMEA region sales were impacted by softening end market demand in the European agriculture market. Organic sales to the APAC region during 2019 were up $3.1 million, 3.0%, over 2018, due to increased shipments to China. Exchange rate fluctuations had a negative impact on organic sales to the APAC region during 2019 of $2.6 million, compared to 2018.

Hydraulics segment gross profit grew $19.7 million, 13.9%, in 2019 while gross profit margin declined 0.7 percentage points. Organic gross profit declined $2.3 million, 0.2 percentage points. Price increases, net of related material cost increases, positively influenced organic gross profit by $2.1 million during 2019 while changes in foreign currency exchange rates had a negative effect on gross profit of $3.2 million compared to the prior year.  Production efficiency improved over the prior year, however gross profit margin was reduced by higher material costs and an overall unfavorable sales mix.

Selling, engineering and administrative expenses (“SEA”) were up $13.2 million, 22.8%, to $71.0 million in 2019, compared to $57.8 million in the prior year. Organic SEA costs increased $1.9 million, 3.3%. During the 2019 year we realized increases in corporate operating costs allocated to the Hydraulics segment for salaries and benefits, travel, insurance, talent development programs and legal and professional fees to support the growth and change in structure of Helios that has occurred over the past year and is expected to continue into future periods.

In the third quarter of 2019 we incurred one-time costs for an organizational restructure which resulted in $1.7 million of early retirement and severance charges. The restructuring plan was executed at Sun Hydraulics to improve the global cost structure of the business while aligning employee talent with the strategic operational goals of the Company. All actions from this restructuring plan have been completed. The restructuring is expected to reduce our total cost base by $3.0 million to $3.5 million, annually. Also in the third quarter, we incurred a one-time cost of $2.7 million for a loss on disposal of an intangible asset from the termination of our technology licensing agreement with Sturman Industries, Inc. The termination of the agreement is the result of a phase out of the digital logic valve (“DLV”) related products and technologies.

As a result of the impacts to gross profit and SEA costs noted above, 2019 operating income increased $2.1 million, 2.5%, to $86.0 million compared to $83.9 million during the prior year. Organic operating income fell $8.6 million, and organic operating margin fell 2.0 percentage points compared to the prior year.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	For the year ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Net sales	$111.9	$126.2	$(14.3)	(11.3)%
Gross profit	$50.9	$55.4	$(4.5)	(8.1)%
Gross profit %	45.5%	43.9%
Operating income	$22.0	$25.0	$(3.0)	(12.0)%
Operating income %	19.7%	19.8%

Net sales for our Electronics segment totaled $111.9 million in 2019, a decrease of $14.3 million, 11.3%, over the prior year. The decline was due to softer demand in the recreational and oil and gas end markets, as well as our intentional shift in customer base which included the release of certain contractual obligations to customers that allowed us to leverage all products to a broader and more diverse customer base. Price increases positively impacted sales for 2019 by $1.2 million while changes in exchange rates had an unfavorable impact of $0.6 million.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	For the year ended
	December 28, 2019	December 29, 2018	$ Change	% Change
Americas	$96.3	$108.9	$(12.6)	(11.6)%
EMEA	8.4	10.1	$(1.7)	(16.8)%
APAC	7.2	7.2	$—	(—)%
Total	$111.9	$126.2

During 2019, sales to the Americas and EMEA regions declined 11.6% and 16.8% respectively while sales to the APAC region were flat. Exchange rate changes unfavorably impacted sales to the EMEA and APAC regions by $0.4 million and $0.2 million, respectively, compared to 2018.

Gross profit contracted by $4.5 million, 8.1%, in 2019, primarily the result of reduced sales volume. Price increases, net of material costs increases, improved gross profit by $1.0 million during 2019. Gross profit margin grew 1.6 percentage points, up to 45.5% from 43.9% in 2018. Margin improvement was further driven by material cost reductions and cost management efforts which resulted in production efficiencies.

SEA expenses fell $1.5 million, 4.9%, to $28.9 million in 2019 compared to $30.4 million during 2018 primarily due to a reorganization of global administrative functions, reduced performance-based incentive compensation and various other cost savings initiatives, partially offset by an increase in corporate operating costs allocated to the segment compared to the prior year.

As a result of the impacts to full year gross profit and SEA costs noted above, operating income declined $3.0 million, 12.0%, over the 2018 year while operating margin remained fairly consistent, decreasing 0.1 percentage point, to 19.7% from 19.8% in 2018.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. Corporate and other costs decreased from 2018 by $15.5 million, which was due to a reduction of Faster and Custom Fluidpower acquisition-related charges.  For the year ended December 28, 2019, these costs totaled $17.9 million and primarily included amortization of acquisition-related intangible assets. For the year ended December 29, 2018, these costs totaled $33.4 million for acquisition-related items such as Faster and Custom Fluidpower transaction costs of $5.5 million, charges related to inventory step-up to fair value of $4.4 million, amortization of acquisition-related intangible assets of $23.0 million and $0.5 million related to other acquisition activities and corporate projects and initiatives.

Interest Expense, net

Net interest expense increased $1.5 million during 2019 to $15.4 million compared to $13.9 million in 2018. The increase is attributable to a full year of the 2018 borrowings on our credit facility to fund acquisition activity, offset by debt repayments during the year. Average net debt for the year ended December 28, 2019, totaled $303.8 million compared to $190.7 million for the year ended December 29, 2018.

Income Taxes

The provision for income taxes for the year ended December 28, 2019, was 20.0% of pretax income compared to 17.1% for the year ended December 29, 2018. These effective rates typically fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

As of December 2018, the company has recorded $0.6 million of expense related to the one-time transition tax on mandatory deemed repatriation of foreign earnings. The Company elected to pay the transition tax in full.

In accordance with SAB 118, we continued evaluating our permanent reinvestment assertion as further consideration is given to how the Tax Cuts and Jobs Act of 2017 (the “Act”) impacts the future cash flow position of the Company.  Our foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in our operations outside of the U.S. Pursuant to ASC Topic No. 740-30 (formerly APB 23), undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes under U.S. tax law. In determining if the undistributed earnings of our foreign subsidiaries are permanently reinvested, we consider the following: (i) the forecasts, budgets, debt commitments, and cash requirements of our U.S business and our foreign subsidiaries, both for the short and long term; (ii) the tax consequences of any decision to reinvest foreign earnings, including any changes in U.S. income tax law relating to the treatment of these undistributed foreign earnings; and (iii) any U.S. and foreign government programs or regulations relating to the repatriation of these unremitted earnings. We assert that $17.9 million of undistributed earnings are permanently reinvested in our foreign operations and have no current plans to repatriate those earnings.

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

2018 Results and Comparison of Years Ended December 29, 2018 and December 30, 2017

For the discussion and analysis of our 2018 results compared to our 2017 results, refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 26, 2019. The discussion is incorporated herein by reference.

Liquidity and Capital Resources

Historically, our primary source of capital has been cash generated from operations. In recent years we have used borrowings on our credit facilities to fund acquisitions, and during 2018 we raised $240 million in net proceeds from our public offering of our common stock, which was also used to fund acquisition activity during the year. During 2019, net cash provided by operating activities totaled $90.5 million and as of December 28, 2019 we had $22.2 million of cash on hand and $191.3 million of available credit on our revolving credit facility. We also have a $200 million accordion feature available on our credit facility, which is subject to certain pro forma compliance requirements.

Our principal uses of cash have been paying operating expenses, paying dividends to shareholders, making capital expenditures, acquisition-related payments and servicing debt.

We believe that the cash generated from operations and our borrowing availability under our credit facilities will be sufficient to satisfy our operating expenses and capital expenditures for the foreseeable future. In the event that economic conditions were to severely worsen for a protracted period of time, we would have several options available to ensure liquidity in addition to increased borrowing. Capital expenditures could be postponed since they primarily pertain to long-term improvements in operations. Additional operating expense reductions could also be made. Finally, the dividend to shareholders could be reduced or suspended.

Cash flows

The following table summarizes our cash flows for the periods (in millions):

	For the year ended
	December 28, 2019	December 29, 2018	$ Change
Net cash provided by operating activities	$90.5	$77.5	$13.0
Net cash used in investing activities	(22.4)	(565.5)	543.1
Net cash (used in) provided by financing activities	(71.7)	447.3	(519.0)
Effect of exchange rate changes on cash	2.3	0.3	2.0
Net decrease in cash and cash equivalents	$(1.3)	$(40.4)	$39.1

Cash on hand decreased $1.3 million from $23.5 million at the end of 2018 to $22.2 million at the end of 2019. Cash and cash equivalents were favorably impacted by changes in exchange rates during the years ended December 28, 2019 and December 29, 2018 totaling $2.3 million and $0.3 million, respectively. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and also paying down borrowings on our credit facilities.

Operating activities

Cash from operations increased $13.0 million, 16.8%, compared to the prior year. $10.7 million of the payment made on the contingent consideration liability related to the Enovation acquisition was included in operating cash flows for the period as the total payments exceeded the acquisition date fair value of the liability. The net increase of $23.7 million of operating cash flows resulted from higher cash earnings and improved net working capital management. Changes in inventory and accounts receivable, net of acquisitions, increased cash by $4.2 million in 2019 compared to a reduction of cash of $17.7 million during 2018. Days sales outstanding for the 2019 year went down to 44 days, from 52 days during 2018, due to increased AR collection efforts as well as a decrease in Q4 sales compared to 2018. Days of inventory on hand went down to 91 for the 2019 year, from 96 during 2018, due to improvements in inventory management and reduced supplier constraints.

Investing activities

Cash used in investing activities decreased during 2019 by $543.1 million, compared with 2018. Acquisitions during 2018 accounted for $534.7 million of the fluctuation. Capital expenditures were $25.0 million for the year ended December 28, 2019; $3.4 million, 12.0%, lower than the prior year. Current year capital expenditures were primarily made up of purchases of machinery and equipment, our Sarasota manufacturing consolidation project, construction of our state-of-the-art engineering center and equipment and leasehold improvements for our new China facility. Capital expenditures for 2020 are estimated to be between $20 million and $25 million, primarily for investments in machinery and equipment to improve manufacturing technologies and increase capacity and completion of our state-of-the-art engineering center in Sarasota.

Financing activities

Cash flows used in financing activities totaled $71.7 million in 2019, compared to cash provided by financing activities of $447.3 million in 2018.

On February 6, 2018, the Company issued and sold 4.4 million shares of its common stock at $57.50 per share in a registered public offering.  The net increase to shareholders’ equity and cash proceeds from the offering was approximately $240 million.

On April 1, 2018, we amended our credit facility to increase the limit on our revolving credit facility to $400 million and add a term loan of $100 million. We also increased the accordion feature to $200 million. During the second quarter of 2018, we paid cash of approximately $175.0 million and borrowed $358.0 million on our term loan and line of credit to complete the acquisition of Faster. During the third quarter of 2018, we borrowed additional amounts on our revolving credit facility to fund the acquisition of Custom Fluidpower. Cash paid for the Custom Fluidpower acquisition totaled approximately $9.3 million. During 2019, net cash outflows from borrowings and payments on our revolving line of credit and term loan totaled $52.3 million. Amounts due on our revolving credit facility and our long-term non-revolving debt as of December 28, 2019 totaled $208.7 million and $92.5 million, respectively. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report for additional information regarding our credit facilities.

During April 2019 and July 2018, we paid $17.8 million and $17.3 million, respectively, to the former owners of Enovation Controls in connection with the last two payments due on the contingent consideration liability.

We have historically declared regular quarterly dividends to shareholders of $0.09 per share. In addition to the regular quarterly dividends, we declared special cash dividends in 2017 of $0.02. We paid dividends totaling $11.5 million, $11.0 million, and $10.3 million for the years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.

The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the Board of Directors.

Contractual obligations

The timing of payments due under our contractual obligations as of December 28, 2019, are summarized in the table below (in thousands):

	Payments due by Period
CONTRACTUAL OBLIGATIONS	TOTAL	2020	2021-2022	2023-2024	Thereafter
Revolving line of credit (1)	$208,708	$—	$—	$208,708	$—
Long-term, non-revolving debt (2)	92,488	7,872	17,112	67,504	—
Interest on long-term debt (3)	28,362	9,033	17,261	2,068	—
Contingent consideration (4)	828	828	—	—	—
Purchase commitments (5)	35,026	29,034	4,693	708	591
Operating leases	14,359	3,670	5,293	2,390	3,006
Financing leases	1,194	522	658	14	—
Total contractual obligations	$380,965	$50,959	$45,017	$281,392	$3,597

(1)	Our revolving credit facility expires in April 2023. Although we may make earlier principal payments, we have reflected the principal balance due at expiration.
(2)	Amounts represent required payments on long-term non-revolving debt obligations and exclude debt issuance costs.
(3)

Interest on the revolving line of credit assumes the current interest rate environment and revolver borrowings consistent with December 28, 2019 debt levels. Interest on the non-revolving long-term debt assumes the current interest rate environment and takes into account future required payments.

(4)	Represents the fair value estimate of contractual contingent payments related to our acquisition of Faster.
(5)	Amounts represent commitments entered into with key suppliers for minimum purchase quantities. Only obligations that are non-cancelable are included in the table.

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in conformity with U.S. GAAP, which requires management to make certain estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Based on facts and circumstances inherent in developing estimates and assumptions, we believe it is unlikely that applying other such estimates and assumptions would have caused materially different amounts to have been reported. The following policies are considered by management to be the most critical in understanding the judgements, estimates and assumptions that are involved in the preparation of our Consolidated Financial Statements.

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

Goodwill

Goodwill, which represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired, is carried at cost. Goodwill is tested for impairment annually, in our third and fourth fiscal quarters, or more frequently if events or circumstances indicate a reduction in the fair value below the carrying value. The carrying value of assets is calculated at the reporting unit level. An impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

The assessment of fair value for impairment purposes requires significant judgment by management.  We generally use a combination of market and income approach methodologies to estimate the fair value of our reporting units. The income approach is generally based on a discounted cash flow analysis, which estimates the present value of the projected free cash flows to be generated by the reporting unit. Assumptions used in the analysis include estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables.  Assumptions made for future cash flows are developed based on consideration of current and future economic conditions, recent sales trends, planned timing of product launches, or other relevant variables.  The market approach estimates the value of reporting units by comparing to guideline public companies or guideline transactions. Various valuation multiples of companies that are economically and operationally similar are used as data points for selecting multiples for the reporting units. Changes in assumptions or estimates could materially affect the estimated fair value of our reporting units and the potential for impairment.

We completed our annual goodwill impairment testing for the year ended December 28, 2019, and determined that the carrying amount of goodwill was not impaired. See Note 8 of the Notes to the Consolidated Financial Statements included in this Annual Report for goodwill amounts.

Income Taxes

Our income tax policy provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. These differences result from items reported differently for financial reporting and income tax purposes, primarily depreciation, accrued expenses and reserves.

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize potential interest and penalties related to our unrecognized tax benefits in income tax expense. We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We are no longer subject to income tax examinations by tax authorities for years prior to 2009 for the majority of tax jurisdictions.

Our U.S. federal returns are not currently under examination by the Internal Revenue Service (IRS). Our Florida returns are under examination for tax years 2015 and 2016. Faster’s pre-acquisition 2016 Italian return is also under examination. To date, there have not been any significant proposed adjustments that have not been accounted for in the Company’s Consolidated Financial Statements. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months we will resolve some or all of the matters presently under consideration by the Florida Department of Revenue and that there could be significant increases or decreases to unrecognized tax benefits. See Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report for income tax amounts, including reserves.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from changes in foreign currency exchange rates and interest rates. To reduce such risks, we selectively use financial instruments and other proactive management techniques. All hedging transactions strictly prohibit the use of financial instruments for trading or speculative purposes. A discussion of our accounting policies for derivative financial instruments is included within Notes 2 and 9, of the Notes to the Consolidated Financial Statements included in this Annual Report.

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our term loan and revolving credit facility with PNC Bank. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 28, 2019, we had $208.7 million in borrowings outstanding under the revolving credit facility and $92.5 million in borrowings outstanding under the term loan. Based on our level of variable rate debt outstanding during the year ended December 28, 2019, a one percentage point increase in the reference average interest rate, which generally equaled 4.16%, would have resulted in an approximate $1.5 million increase in financing costs for the year ended December 28, 2019.

Foreign Currency Risk

Our exposure to foreign currency exchange fluctuations relate primarily to our locations in Italy, Australia, Germany, South Korea, the UK, China and India. Our operations in these countries are exposed to fluctuations in foreign currency rates primarily from payments received from customers and payments made to suppliers denominated in foreign currencies. During the year ended December 28, 2019 we economically hedged certain foreign currency risks by entering into forward foreign exchange contracts. These contracts were not designated as hedging instruments for accounting purposes.  A discussion of our accounting policies for derivative financial instruments is included within Notes 2 and 9, of the Notes to the Consolidated Financial Statements included in this Annual Report.

The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. The result of a 10% decrease in the 2019 average exchange rates of the currencies in which our transactions are denominated would have resulted in a decrease in annual sales and net income of $21.5 million and $2.3 million, respectively, for the year ended December 28, 2019. This sensitivity analysis assumes that each exchange rate changed in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a 10% decline in foreign currency exchange rates relative to the U.S. dollar on our December 28, 2019 financial position would have resulted in a $45.4 million reduction to equity (accumulated other comprehensive loss), as a result of non U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Helios Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Helios Technologies, Inc. (a Florida Corporation) and subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the periods ended December 28, 2019, December 29, 2018, and December 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019, and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the periods ended December 28, 2019, December 29, 2018, and December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of FASB Accounting Standards Update No. 2016-02 “Leases (Topic 842).”

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Recovery of Goodwill

As described further in Note 2 to the financial statements, the Company performs a test for goodwill impairment annually or more frequently, if events or changes in circumstances indicate a reduction in the fair value of goodwill below its carrying value has occurred. The Company has completed several business combinations in the past five years, which have resulted in the recognition of goodwill. In estimating fair value, management utilizes an income approach and a market approach. The income approach determines fair value based on discounted cash flow models derived from the reporting units’ long-term forecasts. The market approach determines fair value based on earnings multiples derived from prices investors paid for the stocks of comparable, publicly traded companies. We identified the evaluation of the recovery of goodwill to be a critical audit matter.

The principal considerations for our determination that the evaluation of the recovery of goodwill was a critical audit matter are the significant judgements by management when developing the fair value measurement and the related auditor judgement that was required to evaluate certain of management’s assumptions used in the Company’s estimate of the fair value of the reporting units.  Specifically, the growth rate used in financial projections extending several years, the related discount rate and the terminal value are all assumptions requiring judgements. Management’s assessment could be based on qualitative and quantitative factors, such as the impact from competitors, impact of competing products, market demand forces, discount rates and assumptions, and other considerations evaluated by management in making its assessment of goodwill impairment for multiple reporting units.

Our audit procedures related to the evaluation of the recovery of goodwill included the following, among others.

•	We tested the design and operating effectiveness of the key controls relating to management’s goodwill impairment process, including controls over the valuation of the Company’s reporting units.
•

We involved valuation specialist professionals with specialized skills and knowledge to assist in evaluating the Company’s models and assumptions and the methodology for the income approach and market approach to conclude on an entity’s fair value.

•

We recomputed the arithmetic accuracy of the prospective financial information and evaluated the reasonableness of specific key assumptions such as revenue growth, gross margin changes, and other expenditure changes year over year. We compared these key assumptions to historical information, budgeted information, industry data and subsequent unaudited information to determine the reasonableness of the prospective financial information.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Tampa, Florida
February 25, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Helios Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Helios Technologies, Inc. (a Florida Corporation) and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 28, 2019, and our report dated February 25th, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tampa, Florida

February 25th, 2020

Helios Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$22,123	$23,477
Restricted cash	39	38
Accounts receivable, net of allowance for doubtful accounts of $1,131 and $1,336	66,677	72,806
Inventories, net	85,195	85,989
Income taxes receivable	3,196	4,549
Other current assets	15,359	9,997
Total current assets	192,589	196,856
Property, plant and equipment, net	145,854	126,868
Deferred income taxes	5,803	9,463
Goodwill	377,569	383,131
Other intangible assets, net	294,651	320,548
Other assets	5,285	5,299
Total assets	$1,021,751	$1,042,165
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$29,730	$40,879
Accrued compensation and benefits	16,898	13,260
Other accrued expenses and current liabilities	13,549	9,941
Current portion of contingent consideration	828	18,120
Current portion of long-term non-revolving debt, net	7,623	5,215
Dividends payable	2,884	2,878
Income taxes payable	4,941	2,697
Total current liabilities	76,453	92,990
Revolving line of credit	208,708	255,750
Long-term non-revolving debt, net	84,062	91,720
Contingent consideration, less current portion	—	840
Deferred income taxes	49,290	57,783
Other noncurrent liabilities	25,602	12,314
Total liabilities	444,115	511,397
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000,000 and 50,000,000 shares authorized, 32,046,597 and 31,964,775 shares issued and outstanding	32	32
Capital in excess of par value	365,310	357,933
Retained earnings	267,658	219,056
Accumulated other comprehensive loss	(55,364)	(46,253)
Total shareholders' equity	577,636	530,768
Total liabilities and shareholders' equity	$1,021,751	$1,042,165

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$554,665	$508,045	$342,839
Cost of sales	342,383	315,362	206,314
Gross profit	212,282	192,683	136,525
Selling, engineering and administrative expenses	99,665	93,867	65,580
Restructuring charges	1,724	—	1,031
Amortization of intangible assets	18,065	23,262	8,423
Loss on disposal of intangible asset	2,713	—	—
Operating income	90,115	75,554	61,491
Interest expense, net	15,387	13,876	3,781
Foreign currency transaction (gain) loss, net	(846)	3,558	(52)
Miscellaneous (income) expense, net	(385)	243	742
Change in fair value of contingent consideration	652	1,482	9,476
Income before income taxes	75,307	56,395	47,544
Income tax provision	15,039	9,665	15,986
Net income	$60,268	$46,730	$31,558
Basic and diluted net income per common share	$1.88	$1.49	$1.17
Basic and diluted weighted average shares outstanding	32,015	31,309	27,031
Dividends declared per share	$0.36	$0.36	$0.38

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$60,268	$46,730	$31,558
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(6,048)	(37,466)	8,964
Unrealized gain on available-for-sale securities	—	—	391
Unrealized loss on interest rate swap, net of tax	(3,063)	(2,309)	—
Total other comprehensive (loss) income	(9,111)	(39,775)	9,355
Comprehensive income	$51,157	$6,955	$40,913

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	income (loss)	Total
Balance at December 31, 2016	—	$—	26,936	$27	$89,718	$162,485	$(15,833)	$236,397
Shares issued, restricted stock			67					—
Shares issued, other compensation			26					—
Shares issued, ESPP			31		1,156			1,156
Shares issued, ESOP			17		628			628
Stock-based compensation					3,852			3,852
Dividends declared						(10,273)		(10,273)
Net income						31,558		31,558
Other comprehensive income							9,355	9,355
Balance at December 30, 2017	—	$—	27,077	$27	$95,354	$183,770	$(6,478)	$272,673
Shares issued, restricted stock			102					—
Shares issued, other compensation			24					—
Shares issued, ESPP			36		1,546			1,546
Shares issued, public offering			4,400	5	239,788			239,793
Shares issued, acquisition			333		17,339			17,339
Stock-based compensation					4,271			4,271
Cancellation of shares for payment of employee tax withholding			(7)		(365)			(365)
Dividends declared						(11,444)		(11,444)
Net income						46,730		46,730
Other comprehensive loss							(39,775)	(39,775)
Balance at December 29, 2018	—	$—	31,965	$32	$357,933	$219,056	$(46,253)	$530,768
Shares issued, restricted stock			(7)					—
Shares issued, other compensation			26					—
Shares issued, ESPP			52		1,650			1,650
Shares issued, ESOP			24		1,152			1,152
Stock-based compensation					5,207			5,207
Cancellation of shares for payment of employee tax withholding			(13)		(632)			(632)
Dividends declared						(11,532)		(11,532)
Net income						60,268		60,268
Other comprehensive loss							(9,111)	(9,111)
Impact of adoption of ASU 2016-02, related to leases						(134)		(134)
Balance at December 28, 2019	—	$—	32,047	$32	$365,310	$267,658	$(55,364)	$577,636

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net income	$60,268	$46,730	$31,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,215	39,714	19,190
Loss on disposal of assets	2,843	56	1,539
Stock-based compensation expense	5,207	4,271	4,042
Amortization of debt issuance costs	717	729	334
Benefit for deferred income taxes	(551)	(1,455)	(6,791)
Amortization of acquisition-related inventory step-up	—	4,441	1,774
Change in fair value of contingent consideration	615	1,482	9,476
Forward contract (gains) losses, net	(2,863)	3,496	—
Other, net	1,156	(86)	708
(Increase) decrease in, net of acquisitions:
Accounts receivable	5,657	(5,976)	(11,063)
Inventories	(1,450)	(11,703)	(13,063)
Income taxes receivable	(2,459)	(4,054)	512
Other current assets	(4,043)	565	254
Other assets	1,772	(1,299)	(820)
Increase (decrease) in, net of acquisitions:
Accounts payable	(10,750)	5,894	5,780
Accrued expenses and other liabilities	5,700	(1,400)	1,497
Income taxes payable	6,234	(5,031)	3,404
Other noncurrent liabilities	(2,057)	1,076	1,051
Contingent consideration payments in excess of acquisition date fair value	(10,731)	—	—
Net cash provided by operating activities	90,480	77,450	49,382
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(534,662)	(500)
Capital expenditures	(25,025)	(28,380)	(22,205)
Proceeds from dispositions of equipment	196	62	47
Proceeds from sale of short-term investments	—	—	6,684
Cash settlement of forward contract	2,478	(2,535)	—
Net cash used in investing activities	(22,351)	(565,515)	(15,974)
Cash flows from financing activities:
Borrowings on revolving credit facility	129,951	282,500	—
Repayment of borrowings on revolving credit facility	(176,750)	(142,750)	(24,000)
Borrowings on long-term non-revolving debt	—	101,447	—
Repayment of borrowings on long-term non-revolving debt	(5,465)	(3,825)	—
Borrowings under factoring arrangements	—	3,184	—
Repayment of borrowings under factoring arrangements	—	(3,120)	—
Proceeds from stock issued	1,650	241,338	1,156
Dividends to shareholders	(11,525)	(11,003)	(10,260)
Debt issuance costs	—	(1,763)	—
Payment of contingent consideration liability	(8,016)	(17,342)	(16,985)
Other financing activities	(1,588)	(1,326)	—
Net cash (used in) provided by financing activities	(71,743)	447,340	(50,089)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,261	318	6,345
Net decrease in cash, cash equivalents and restricted cash	(1,353)	(40,407)	(10,336)
Cash, cash equivalents and restricted cash, beginning of period	23,515	63,922	74,258
Cash, cash equivalents and restricted cash, end of period	$22,162	$23,515	$63,922

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$11,421	$20,227	$17,470
Interest	$14,252	$12,783	$3,723
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$1,152	$—	$628
Unrealized loss on interest rate swap	$(3,482)	$(2,309)	$—
Contingent consideration incurred in connection with acquisition	$—	$938	$—
Measurement period adjustment to goodwill and contingent consideration	$—	$—	$4,504
Stock issued for acquisition	$—	$17,339	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

HELIOS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company operates in two business segments:  Hydraulics and Electronics. There are three key technologies within the Hydraulics segment: cartridge valve technology (CVT), quick-release hydraulic coupling solutions (QRC) and hydraulic system design (Systems). CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Systems provide engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment. The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment and specialty vehicles. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware and sustaining engineering teams. This technology is referred to as Electronic Controls (EC).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company reports on a fiscal year that ends on the Saturday closest to December 31st. Each quarter generally consists of thirteen weeks, with a fourteen-week quarter occurring periodically. The 2019, 2018 and 2017 fiscal years contained 52 weeks and ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

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

Foreign Currency Translation and Transactions

The financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, the Company recognizes a transaction gain or loss in foreign currency transaction (gain) loss, net.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.

Accounts Receivable, net

Accounts receivable are stated at amounts owed by customers, net of an allowance for estimated doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of amounts which may become uncollectible in the future and is estimated from a review of historical experience and specific identification  of those accounts that are significantly in arrears. Account balances are charged against the allowance when it is probable the receivable will not be recovered. See the Consolidated Balance Sheets for the allowance amounts.

Inventories, net

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

Property, Plant and Equipment, net

Property, plant and equipment is stated at cost.  Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.  Repairs and maintenance are expensed as incurred.  Depreciation is computed using the straight-line method over the following useful lives:

Years
Machinery and equipment	2 - 14
Office furniture and equipment	2 - 14
Buildings	25 - 40
Building and land improvements	7 - 40

Gains or losses on the retirement, sale, or disposal of property, plant, and equipment are reflected in the Consolidated Statement of Operations in the period in which the assets are taken out of service.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The guidance is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the standard for the fiscal year beginning December 30, 2018, using the effective date method which required a cumulative-effect adjustment to be recorded to the opening balance of retained earnings. Under the effective date method, financial results reported in periods prior to fiscal year 2019 are unchanged. The Company also elected the package of practical expedients, which among other things, does not require reassessment of lease classification. As of the adoption date, the Company recorded right-of-use (“ROU”) assets and lease liabilities of approximately $13,900 to the balance sheet and a cumulative-effect adjustment of $134 was recognized in retained earnings.

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

The Company completed its annual goodwill impairment testing and determined that the carrying amount of goodwill was not impaired. See Note 8 for goodwill amounts.

Other intangible assets with definite lives consist primarily of technology, customer relationships, trade names and brands and a favorable supply agreement, and are amortized over their respective estimated useful lives, ranging from five to twenty-six years.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. For the year ended December 28, 2019, there were no impairments recorded based on our analysis.

Revenue Recognition

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

Revenue from Product Sales

The significant majority of the Company’s contracts with its customers are for standard product sales under standard ship and bill arrangements. The contracts are generally accounted for as having a single performance obligation for the manufacture of product, which is considered the only distinct promise in the contract, and are short term in nature, typically completed within one quarter and not exceeding one year in duration. The transaction price is agreed upon in the contract. Revenue is recognized upon satisfaction of the performance obligation, which is typically at a point in time when control is transferred to the customer. Typically, control is transferred upon shipment to the customer but can also occur upon delivery to the customer, depending on contract terms. Revenue recognition can also occur over time for these contracts when the following criteria are met: the Company has no alternative use for the product; and the Company has an enforceable right to payment (including a reasonable margin) for performance completed to date.

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

Revenue from Services

The Company generates revenue from various services provided to customers including system design, maintenance, repairs, installation and commissioning and various other services. This is not a significant revenue stream for the Company, as it represents less than 5% of total revenue. Service contracts are typically completed within one quarter and do not exceed one year in duration. These contracts are generally accounted for as having a single distinct performance obligation for the performance of the service. The transaction price is agreed upon in the contract and can be based on a fixed amount or on a time and material arrangement. Revenue is recognized over time for service contracts as the customer receives and consumes the benefits as the Company performs. The method of over time recognition considers total costs incurred to date and the applicable margin on the total expected efforts to complete the performance obligation. This input method appropriately depicts the pattern of transfer of value to the customer.

Contract Assets & Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $2,796 and $2,851 at December 28, 2019 and December 29, 2018, respectively and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to revenue being recognized. Contract liabilities totaled $353 and $138 at December 28, 2019 and December 29, 2018, respectively, and are presented in Other accrued expenses and current liabilities in the Consolidated Balance Sheets.

The timing of customer payments most often occurs after performance obligations are satisfied, which results in the recognition of a contract asset.

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

Derivative Instruments and Hedging Activities

All derivative instruments are recorded gross on the Consolidated Balance Sheets at their respective fair values. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into the line item within the Consolidated Statements of Operations in which the hedged items are recorded in the same period in which the hedged item affects earnings.

The Company enters into foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in the fair value of foreign exchange currency contracts not designated as hedging instruments are recognized in earnings. Derivative financial instruments are utilized as risk management tools and are not used for trading or speculative purposes.

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company designates certain foreign currency denominated debt as hedges of net investments in foreign operations, which reduces the Company’s exposure to changes in currency exchange rates on investments in non-U.S. subsidiaries. Gains and losses on net investments in non-U.S. operations are economically offset by losses and gains on foreign currency borrowings. The change in the U.S. dollar value of foreign currency denominated debt is recorded in Foreign currency translation adjustments, a component of AOCI.

Research and Development

The Company conducts research and development (“R&D”) to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $15,163, $14,122 and $10,624 for the 2019, 2018 and 2017 fiscal years, respectively.

Restructuring Charges

During the third quarter of 2019, the Company incurred $1,724 of early retirement and severance costs associated with an organizational restructure at Sun Hydraulics.  The restructuring plan was initiated to improve the global cost structure of the business while aligning employee talent with the strategic operational goals of the Company. All actions from this restructuring plan have been completed.

Stock-Based Compensation

All share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.  For performance-based share awards, the Company recognizes expense when it is determined the performance criteria are probable of being met. The probability of vesting is reassessed at each reporting date and compensation cost is adjusted using a cumulative catch up adjustment. Forfeitures are recognized in compensation cost when they occur. Benefits or deficiencies of tax deductions in excess of recognized compensation costs are reported within operating cash flows.

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

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in thousands except per share data):

	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$60,268	$46,730	$31,558
Basic and diluted weighted average shares outstanding	32,015	31,309	27,031
Basic and diluted net income per common share	$1.88	$1.49	$1.17

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes, related to intraperiod tax allocation, the methodology for calculating income tax in an interim period and the recognition of deferred tax liabilities for outside basis differences. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The amendments in this update should be applied on either retrospective basis, modified retrospective basis or prospectively, depending on the provision within the amendment. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Net sales and income before income taxes of Faster included in the Consolidated Statement of Operations for the period from the acquisition date through December 29, 2018 totaled $106,519 and $3,058, respectively. Included in Faster’s income for the 2018 period are $4,115 of charges related to the purchase accounting effects of inventory step up to fair value and $14,297 of amortization of acquisition-related intangibles assets.

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

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at December 28, 2019 and December 29, 2018.

	December 28, 2019
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$815	$—	$815	$—
Total	$815	$—	$815	$—
Liabilities
Interest rate swap contract	$5,792	$—	$5,792	$—
Forward foreign exchange contracts	219	—	219	—
Contingent consideration	828	—	—	828
Total	$6,839	$—	$6,011	$828

	December 29, 2018
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Interest rate swap contract	$2,309	$—	$2,309	$—
Forward foreign exchange contracts	137	—	137	—
Contingent consideration	18,960	—	—	18,960
Total	$21,406	$—	$2,446	$18,960

A summary of changes in the estimated fair value of contingent consideration at December 28, 2019 and December 29, 2018 is as follows:

Balance at December 30, 2017	$33,882
Contingent consideration incurred in connection with Faster acquisition	938
Change in estimated fair value	391
Accretion in value	1,091
Payment on liability	(17,342)
Balance at December 29, 2018	$18,960
Change in estimated fair value	652
Payment on liability	(18,747)
Currency remeasurement	(37)
Balance at December 28, 2019	$828

As part of the Faster acquisition, a contingent liability was recorded pursuant to the Share Purchase Agreement that allows for future payments to the sellers for certain tax benefits realized.  During the year ended December 28, 2019 the third and final payment to the sellers of Enovation Controls was made as well as the first payment to the sellers of Faster.

5.  INVENTORIES

At December 28, 2019 and December 29, 2018, inventory consisted of the following:

	December 28, 2019	December 29, 2018
Raw materials	$34,340	$39,086
Work in process	28,667	26,871
Finished goods	29,711	23,963
Provision for obsolete and slow moving inventory	(7,523)	(3,931)
Total	$85,195	$85,989

6.  PROPERTY, PLANT, AND EQUIPMENT

At December 28, 2019 and December 29, 2018, property, plant and equipment consisted of the following:

	December 28, 2019	December 29, 2018
Machinery and equipment	$144,820	$134,244
Office furniture and equipment	19,808	17,902
Buildings	54,979	54,592
Building and land improvements	16,510	9,781
Land	13,585	17,717
	$249,702	$234,236
Less: Accumulated depreciation	(133,582)	(120,571)
Construction in progress	17,424	13,203
	$133,544	$126,868
Operating lease ROU assets	12,310	—
Total	$145,854	$126,868

Depreciation expense for the years ended December 28, 2019, December 29, 2018, and December 30, 2017 totaled $17,150, $16,452, and $10,767, respectively.

7.  OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to eleven years. For the year ended December 28, 2019, operating lease costs totaled $3,689.

Supplemental balance sheet information related to operating leases is as follows:

December 28, 2019
Right-of-use assets	$12,310

Lease liabilities:
Current lease liabilities	$3,155
Non-current lease liabilities	9,312
Total lease liabilities	$12,467

Weighted average remaining lease term (in years):	5.6
Weighted average discount rate:	4.8%

Supplemental cash flow information related to leases is as follows:

For the Year Ended
December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,714
ROU assets obtained in exchange for new operating lease liabilities	$1,834

Maturities of lease liabilities are as follows:

2020	$3,670
2021	3,542
2022	1,751
2023	1,395
2024	995
Thereafter	3,006
Total lease payments	14,359
Less: Imputed interest	(1,892)
Total lease obligations	12,467
Less: Current lease liabilities	(3,155)
Non-current lease liabilities	$9,312

8.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the years ended December 28, 2019 and December 29, 2018 is as follows:

	Hydraulics	Electronics	Total
Balance at December 30, 2017	$2,496	$106,373	$108,869
Acquisition of Faster	288,792	—	288,792
Acquisition of Custom Fluidpower	5,111	—	5,111
Currency translation	(19,641)	—	(19,641)
Balance at December 29, 2018	$276,758	$106,373	$383,131
Faster acquisition measurement period adjustment	(343)	—	(343)
Custom Fluidpower acquisition measurement period adjustment	1,205	—	1,205
Currency translation	(6,424)	—	(6,424)
Balance at December 28, 2019	$271,196	$106,373	$377,569

Intangibles

At December 28, 2019 and December 29, 2018, intangible assets consisted of the following:

		December 28, 2019			December 29, 2018
	Useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade names and brands	10-20	$56,032	$(7,658)	$48,374	$56,604	$(4,712)	$51,892
Non-compete agreements	5	950	(586)	364	950	(396)	554
Technology	7 - 13	31,704	(8,661)	23,043	32,004	(5,488)	26,516
Supply agreement	10	21,000	(6,475)	14,525	21,000	(4,375)	16,625
Customer relationships	15 - 26	227,844	(19,499)	208,345	232,275	(10,168)	222,107
Licensing agreement	15	—	—	—	3,716	(862)	2,854
		$337,530	$(42,879)	$294,651	$346,549	$(26,001)	$320,548

During 2019, the Company terminated its technology licensing agreement with Sturman Industries, Inc. A phase out of all digital logic valve (“DLV”) related products was completed and no further sales of any related products or technologies will occur. The termination of the agreement resulted in the recognition of a loss on disposal of the related intangibles asset totaling $2,713.

Amortization expense for the 2019, 2018 and 2017 fiscal years was approximately $18,065, $23,262 and $8,423, respectively. Future estimated amortization expense is presented below.

Year:
2020	$17,875
2021	17,775
2022	17,512
2023	17,453
2024	16,798
Thereafter	207,238
Total	$294,651

9.  DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

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

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	December 28, 2019	December 29, 2018	Location	December 28, 2019	December 29, 2018
Derivatives designated as hedging instruments:
Interest rate swap contract	Other assets	$—	$—	Other non-current liabilities	$5,792	$2,309

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	509	—	Other current liabilities	213	137
Forward foreign exchange contracts	Other assets	306	—	Other non-current liabilities	6	—
Total derivatives		$815	$—		$6,011	$2,446
(1) See Note 4 for further information about how the fair value of derivative assets and liabilities are determined

The amount of the gains and losses related to the Company’s derivative financial instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)
	December 28, 2019	December 29, 2018	into Earnings (Effective Portion)	December 28, 2019	December 29, 2018
Derivatives in cash flow hedging relationships:
Interest rate swap contract	$(3,482)	$(2,309)	Interest expense, net	$(1,110)	$(547)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $15,387 and $13,876 for the years ended December 28, 2019 and December 29, 2018, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	December 28, 2019	December 29, 2018	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$2,863	$(3,496)	Foreign currency transaction gain loss, net

Interest Rate Swap Contract

Helios primarily utilizes variable-rate debt, which exposes the Company to variability in interest payments. The Company enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates.

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

At December 28, 2019, the Company had twelve forward foreign exchange contracts with an aggregate notional value of €62,342, maturing at various dates through July 2021.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations.  During the year ended December 28, 2019, the Company designated €100,000 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $111,708 as of December 28, 2019 and is included in the Revolving line of credit line item in the Consolidated Balance Sheets. The gain or loss on the net investment hedge recorded in AOCI as part of the currency translation adjustment was a gain of $187, net of tax, for the year ended December 28, 2019. No amounts associated with the net investment hedge were reclassified from AOCI into income for the year ended December 28, 2019.

10.  CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	December 28, 2019	December 29, 2018
Long-term non-revolving debt:
Term loan credit facility with PNC Bank	4/3/2023	$91,250	$96,250
Term loan credit facility with Shinhan Bank	3/30/2020	862	895
Other long-term debt	Various	376	838
Total long-term non-revolving debt		92,488	97,983
Less: current portion of long-term non-revolving debt		7,623	5,215
Less: unamortized debt issuance costs		803	1,048
Total long-term non-revolving debt, net		$84,062	$91,720

Information on the Company's revolving credit facilities is as follows:

		Balance		Available credit
	Maturity Date	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Revolving line of credit with PNC	4/3/2023	$208,708	$255,750	$191,292	$144,250

Future maturities of total debt are as follows:

Year:
2020	$7,872
2021	7,654
2022	9,458
2023	276,212
Total	$301,196

Term Loan and Line of Credit with PNC Bank

The Company has a revolving line of credit and term loan credit facility with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The revolving line of credit allows for up to an aggregate maximum principal amount of $400,000. The credit agreement includes an accordion feature that permits the increase of the facility by up to an additional $200,000. Borrowings under the line of credit bear interest at defined rates plus an applicable margin based on the Company’s leverage ratio.

The credit agreement requires the Company to comply with a number of restrictive covenants, including limitations on the Company’s ability to incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, joint ventures, consolidation and asset sales; and pay dividends and distributions. The Company (together with its subsidiaries) is also required to comply with certain financial tests, including a minimum interest coverage ratio (as defined therein) of 3.0 to 1.0 and a maximum leverage ratio of 3.75 to 1.0. As of December 28, 2019, the Company was in compliance with all covenants related to the credit agreement.

The credit facility is guaranteed by the Company’s U.S. domestic subsidiaries and requires any future U.S. domestic subsidiaries to join as guarantors. In addition, the credit facility is required to be secured by substantially all of the assets of the Company and its current and future U.S. domestic subsidiaries of the Company.

During 2019, the Company exchanged a portion of the USD denominated borrowings on the line of credit for €100,000 in order to hedge currency exposure in foreign operations. The Company designated the borrowings as a net investment hedge, see additional information in Note 9.

The effective interest rate on the credit agreement at December 28, 2019, was 2.88%. Interest expense recognized on the credit agreement during the years ended December 28, 2019, December 29, 2018 and December 30, 2017 was $14,149, $12,799 and $4,082, respectively.

Other Credit Facilities

The Company has entered into a credit agreement with Shinhan Bank that provides a term loan of 1,000,000 Korean won. The loan matures in March 2020, at which time the full amount will become due.  Interest is charged at a one-year variable rate, 1.87% as of December 28, 2019.

The Company had a revolving line of credit with National Australia Bank that allowed for maximum borrowings of 3,000 Australian dollars. The line was secured by assets of Customer Fluidpower. At December 29, 2018, no amounts were drawn on the line. The facility matured on January 31, 2019, at which time the facility was closed.

The Company’s other long-term debt consists of auto loans payable to National Australia Bank. Principal and interest payments are due monthly. The loans mature at various dates through July 2023. Interest is charged at various rates ranging from 4.5% to 5.1%.

11. PUBLIC STOCK OFFERING

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

12.  DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $11,532, $11,444, and $10,273 to shareholders in 2019, 2018, and 2017, respectively.

The Company declared the following regular quarterly dividends to shareholders during 2019, 2018 and 2017. The dividends were primarily declared to shareholders of record on the 5th day following the respective quarter end and paid on the 20th day of each month following the date of declaration.

	2019	2018	2017
First quarter	$0.09	$0.09	$0.09
Second quarter	0.09	0.09	0.09
Third quarter	0.09	0.09	0.09
Fourth quarter	0.09	0.09	0.09

In addition to the regular quarterly dividends, the Company declared special cash dividends in 2017 of $0.02.  The 2017 dividend was paid on March 31, 2017, to shareholders of record on March 15, 2017.

13.  INCOME TAXES

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 28, 2019	December 29, 2018	December 30, 2017
United States	$51,007	$44,693	$37,005
Foreign	24,300	11,702	10,539
Total	$75,307	$56,395	$47,544

The Company derives its pretax income based on the consolidated results of its legal entities. Products manufactured in the U.S. are sold worldwide and are the primary reason that pretax income in the U.S. is higher than foreign pretax income. The U.S. legal entities had third party export sales of $105,976, $98,876, and $85,479 for the 2019, 2018 and 2017 years, respectively. Foreign pretax income is impacted by the level of foreign manufacturing, sales at varying market levels, as well as direct sales to large OEM customers.

The components of the income tax provision (benefit) are as follows:

	For the year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Current tax expense (benefit):
United States	$7,380	$4,229	$17,165
State and local	(388)	2,522	3,095
Foreign	9,107	3,707	2,496
Total current	16,099	10,458	22,756
Deferred tax expense (benefit):
United States	665	380	(4,922)
State and local	58	110	(986)
Foreign	(1,783)	(1,283)	(862)
Total deferred	(1,060)	(793)	(6,770)
Total income tax provision	$15,039	$9,665	$15,986

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.  As a result of the Act, the Company recorded in the 2017 year-end income tax provision $459 of additional income tax expense, including a benefit of $1,541 related to remeasurement of deferred tax assets and liabilities and $2,000 of expense related to one-time transition tax on mandatory deemed repatriation of foreign earnings.  Refinements to these items were made during 2018 for the purpose of 2017 tax return reporting, and provision-to-return adjustments have been recorded in the 2018 year-end provision to adjust the transition tax to $630. The Company elected to pay the transition tax in full.

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

Further, in accordance with SAB 118, the Company continued evaluating the permanent reinvestment assertion as further consideration is given to how the Act impacts the future cash flow position of the Company.  Helios’s foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in the Company’s operations outside of the U.S. Pursuant to ASC Topic No. 740-30 (formerly APB 23), undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes under U.S. tax law. In determining if the undistributed earnings of Helios’s foreign subsidiaries are permanently reinvested, management considers the following: (i) the forecasts, budgets, debt commitments, and cash requirements of the U.S business and the foreign subsidiaries, both for the short and long term; (ii) the tax consequences of any decision to reinvest foreign earnings, including any changes in U.S. income tax law relating to the treatment of these undistributed foreign earnings; and (iii) any U.S. and foreign government programs or regulations relating to the repatriation of these unremitted earnings. Management asserts that approximately $17,900 of undistributed earnings are permanently reinvested in the Company’s foreign operations and have no current plans to repatriate those earnings.

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

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 28, 2019	December 29, 2018	December 30, 2017
U.S. federal taxes at statutory rate	$15,815	$11,843	$16,640
Increase (decrease)
986(c) FX gain/(loss)	(281)	—	—
Domestic production activity deduction	—	—	(1,909)
Foreign income taxed at different rate	1,446	1,292	(1,177)
FDII deduction	(1,790)	(2,195)	—
Change in estimates related to prior years	—	(2,049)	—
US income tax reform	—	—	459
State and local taxes, net	(73)	1,462	1,208
Current year tax credits	(663)	(633)	—
Foreign deferred other true up	—	(810)	—
Change in reserve	957	578	829
Foreign patent box benefit	(1,213)	(937)	—
Increase in valuation allowance	116	526	—
Other	725	588	(64)
Income tax provision	$15,039	$9,665	$15,986

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 28, 2019, and December 29, 2018, are presented below:

	December 28, 2019	December 29, 2018
Deferred tax assets:
Foreign tax benefit of U.S. reserves	$3,691	$3,853
Net operating losses	510	443
Inventory	1,824	1,155
Intangible assets and goodwill	2,518	1,924
Accrued expenses and other	2,883	4,743
Other comprehensive income	3,887	519
Total deferred tax assets	15,313	12,637
Less: Valuation allowance	(428)	(291)
Net deferred tax assets	14,885	12,346
Deferred tax liabilities:
Depreciation	(6,495)	(7,097)
Intangible assets and goodwill	(51,834)	(52,543)
Other	(43)	(1,026)
Total deferred tax liabilities	(58,372)	(60,666)
Net deferred tax liabilities	$(43,487)	$(48,320)

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2019 and 2018 management has determined that no material valuation allowances were required.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - December 31, 2016	$3,501
Increases from positions taken during prior periods	1,525
Increases from positions taken during current period	558
Settled positions	—
Lapse of statute of limitations	(1,042)
Unrecognized tax benefits - December 30, 2017	$4,542
Increases from positions taken during prior periods	372
Increases from positions taken during current period	2,036
Settled positions	—
Lapse of statute of limitations	(837)
Unrecognized tax benefits - December 29, 2018	$6,113
Increases from positions taken during prior periods	1,121
Increases from positions taken during current period	817
Settled positions	—
Lapse of statute of limitations	—
Unrecognized tax benefits - December 28, 2019	$8,051

At December 28, 2019, the Company had an unrecognized tax benefit of $8,051 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense.  Interest accrued as of December 28, 2019, is not considered material to the Company’s Consolidated Financial Statements.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2009 for the majority of tax jurisdictions.

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

14.  STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan (“2019 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2019 plan replaced the prior 2011 Equity Incentive Plan and was approved by the Company’s shareholders at the 2019 Annual Meeting. As of December 28, 2019, 999,000 shares remained available to be issued through the 2019 Plan.

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

Compensation expense recognized for restricted stock and RSUs totaled $3,465, $2,728 and $2,376 for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

The following table summarizes restricted stock and RSU activity for the 2019 fiscal year:

	Number of shares / units (in thousands)	Weighted average grant-date fair value per share
Nonvested balance at December 29, 2018	146	$48.66
Granted	133	38.20
Vested	(45)	47.29
Forfeited	(31)	45.77
Nonvested balance at December 28, 2019 (1)	203	$42.73

(1) Includes 34,943 unvested performance-based RSUs.

The grant date fair value of restricted stock and RSUs granted during the 2019, 2018 and 2017 fiscal years totaled $5,079, $5,947 and $2,628, respectively.

The Company had $4,526 of total unrecognized compensation cost related to the restricted stock and RSU awards as of December 28, 2019. That cost is expected to be recognized over a weighted average period of 1.7 years.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which the U.S. employees of Helios, Sun Hydraulics and Enovation Controls are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the UK, under a separate plan (“UK Plan”), are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. The ESPP authorizes the issuance, and the purchase by employees, of up to 1,096,875 shares of common stock through payroll deductions. No U.S. employee is allowed to buy more than $25 of common stock in any year, based on the market value of the common stock at the beginning of the purchase period, and no UK employee is allowed to buy more than the lesser of £1.5 or 10% of his or her annual salary in any year.

Employees purchased 49,195 shares at a weighted average price of $33.55, and 40,714 shares at a weighted average price of $38.01, under the ESPP and UK Plan during the years ended December 28, 2019 and December 29, 2018, respectively. The Company recognized $551, $324 and $429 of compensation expense during the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

Nonemployee Director Fees Plan

In March 2012, the Board of Directors adopted the Sun Hydraulics Corporation 2012 Nonemployee Director Fees Plan (the “2012 Directors Plan”), which was approved by the shareholders of the Company at its 2012 annual meeting. Under the 2012 Directors Plan, Nonemployee Directors are compensated for their Board service solely in shares of common stock.  In February 2015, the Board adopted amendments to the 2012 Directors Plan, which revised the compensation for Nonemployee Directors.  Each Nonemployee Director receives an annual retainer of 2,000 shares of Common Stock. The Chairman's retainer is twice that of a regular director, and the retainer for the chairs of each Board Committee is 150% that of a regular director. In addition, each Nonemployee Director receives 250 shares of Common Stock for attendance at each Board meeting and each meeting of each committee of the Board on which he or she serves when the committee meeting is not held within one day of a meeting of the Board. In June 2015, the Company's shareholders approved the amendments to the 2012 Directors Plan.

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 35,000 shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At December 28, 2019, 99,424 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 25,200 and 24,250 shares for the years ended December 28, 2019 and December 29, 2018, respectively. The Company recognized director stock compensation expense of $1,162, $1,213 and $1,240 for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

15.  EMPLOYEE BENEFITS

As of December 28, 2019, the Company had three defined contribution retirement plans, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all of its eligible U.S. employees.  Employer contribution costs recognized under the retirement plans amounted to approximately $3,511, $3,807, and $3,290 during 2019, 2018, and 2017, respectively. Effective January 1, 2020, the plans were merged into a single plan.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll statutes.  These benefits amounted to approximately $1,905, $1,865, and $328 during 2019, 2018, and 2017, respectively.

In the U.S., Sun Hydraulics used an Employee Stock Ownership Plan (“ESOP”) to make discretionary contributions to employees who were eligible participants in its 401(k) retirement plan.  Under the ESOP, which was 100% company funded, the Company allocated common stock to each participant's account. The allocation was generally a percentage of a participant’s compensation as determined by the Board of Directors on an annual basis. There were no restrictions on the shares contributed to the ESOP, which allowed participants to sell their shares within their individual 401(k) accounts.  The Company does not have any repurchase obligations under the ESOP.  Effective January 1, 2019, the Company terminated the ESOP feature of the 401(k) plan and replaced it with a company stock fund in the 401(k) plan.  The company stock fund will be used in the future for discretionary contributions.

The Company contributed 23,551 shares into the ESOP in March 2019.  The Company did not contribute to the ESOP during 2018. The Company incurred retirement benefit expense under the ESOP of approximately $898 and $1,152 during 2019 and 2018, respectively.  These amounts are included in the total employer contributions to the retirement plan noted above.

16.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in Accumulated Other Comprehensive Loss by Component

	Unrealized Gains and (Losses) on Available-for-Sale Securities	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 31, 2016	$(391)	$—	$(15,442)	$(15,833)
Other comprehensive (loss) income before reclassifications	(37)	—	8,964	8,927
Amounts reclassified from accumulated other comprehensive loss	428	—	—	428
Net current period other comprehensive income	391	—	8,964	9,355
Balance at December 30, 2017	$—	$—	$(6,478)	$(6,478)
Other comprehensive loss before reclassifications	—	(2,741)	(37,466)	(40,207)
Amounts reclassified from accumulated other comprehensive loss	—	432	—	432
Net current period other comprehensive loss	—	(2,309)	(37,466)	(39,775)
Balance at December 29, 2018	$—	$(2,309)	$(43,944)	$(46,253)
Other comprehensive loss before reclassifications	—	(2,616)	(9,515)	(12,131)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(866)	—	(866)
Tax effect	—	419	3,467	3,886
Net current period other comprehensive loss	—	(3,063)	(6,048)	(9,111)
Balance at December 28, 2019	$—	$(5,372)	$(49,992)	$(55,364)

Reclassifications out of Accumulated Other Comprehensive Loss

Details about Accumulated Other	Affected Line Item in the Consolidated	For the year Ended
Comprehensive Income Components	Statements of Operations	December 28, 2019	December 29, 2018	December 30, 2017
Derivative financial instruments
Interest rate swap	Interest expense, net	$(1,110)	$(547)	$—
	Tax benefit	244	115	—
	Net of tax	$(866)	$(432)	$—
Unrealized gains and losses on available-for-sale securities
Realized gain/(loss) on sale of securities	Miscellaneous expense, net	$—	$—	$(459)
Other than temporary impairment	Miscellaneous expense, net	—	—	(220)
	Total before tax	—	—	(679)
	Tax benefit	—	—	251
	Net of tax	$—	$—	$(428)

Total reclassifications for the period		$(866)	$(432)	$(428)

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

The Hydraulics segment provides the global capital goods industries with hydraulic components and systems used to transmit power and control force, speed and motion. There are three key technologies within the Hydraulics segment: cartridge valve technology (CVT), quick-release hydraulic coupling solutions (QRC) and hydraulic system design (Systems). CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Systems provide engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment.

The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment and specialty vehicles. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware and sustaining engineering teams. This technology is referred to as Electronic Controls (EC). Product categories include traditional mechanical and electronic gauge instrumentation, plug and go CAN-based instruments, after-market support through global distribution, robust environmentally sealed controllers, hydraulic controllers, engineered panels and application specialists, process monitoring instrumentation, proprietary hardware and software development, printed circuit board assembly and wiring harness design and manufacturing.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments.  These costs are presented in the Corporate and other line item.  For the year ended December 28, 2019, these unallocated costs totaled $17,906 and relate primarily to amortization of acquisition-related intangible assets.  The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated Financial Statements.

The following table presents financial information by reportable segment:

	2019	2018	2017
Net sales:
Hydraulics	$442,812	$381,845	$230,662
Electronics	111,853	126,200	112,177
Total	$554,665	$508,045	$342,839
Operating income:
Hydraulics	$86,027	$83,858	$54,934
Electronics	21,994	25,046	17,943
Corporate and other	(17,906)	(33,350)	(11,386)
Total	$90,115	$75,554	$61,491
Capital expenditures:
Hydraulics	$22,221	$25,782	$8,140
Electronics	2,804	2,598	14,065
Total	$25,025	$28,380	$22,205
Total assets:
Hydraulics	$768,324	$771,409	$185,300
Electronics	251,252	263,412	274,466
Corporate	2,175	7,344	—
Total	$1,021,751	$1,042,165	$459,766

Geographic Region Information:

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude ROU assets.

	2019	2018	2017
Net sales
Americas	$258,542	$257,684	$198,922
EMEA	150,091	139,776	76,988
APAC	146,032	110,585	66,929
Total	$554,665	$508,045	$342,839

Tangible long-lived assets
Americas	$87,104	$83,664	$78,429
EMEA	28,436	26,724	7,803
APAC	18,004	16,480	5,699
Total	$133,544	$126,868	$91,931

18.  RELATED PARTY TRANSACTIONS

Enovation Controls purchases and sells inventory to an entity partially owned by a director of Helios. For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, inventory sales to the entity totaled $1,441, $2,584 and $2,507, respectively, and inventory purchases from the entity totaled $4,732, $6,178 and $11,050, respectively.

In addition to these inventory transactions, Enovation Controls had a transition service agreement with the related party to provide, and receive, certain transition services for a period of up to one year after the acquisition for specified services. For the years ended December 29, 2018 and December 30, 2017, sales, and related costs incurred, recognized by Enovation Controls under the agreement both totaled $39 and $1,757, respectively, and are included in miscellaneous expense, net in the Consolidated Statement of Operations.  For the years ended December 29, 2018 and December 30, 2017, purchases from the related party under the agreement totaled $22 and $1,160, respectively.

At December 28, 2019 and December 29, 2018, total amounts due from the entity totaled $73 and $296, respectively, and total amounts due to the entity totaled $361 and $631, respectively.

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

20.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

Quarterly Results of Operations

	For the quarter ended
	Dec 28,	Sept 28,	Jun 29,	Mar 30,
	2019	2019	2019	2019
Net sales	$125,927	$138,045	$143,842	$146,851
Gross profit	47,427	52,119	56,227	56,509
Operating income	18,772	19,138	26,373	25,832
Income before income taxes	16,861	15,462	21,925	21,059
Net income	13,809	12,791	17,265	16,404
Basic and diluted net income per common share	$0.43	$0.40	$0.54	$0.51

	For the quarter ended
	Dec 29,	Sept 29,	Jun 30,	Mar 31,
	2018	2018	2018	2018
Net sales	$138,722	$135,837	$136,168	$97,318
Gross profit	52,927	51,735	50,404	37,617
Operating income	22,052	19,246	17,003	17,253
Income before income taxes	17,032	14,250	9,220	15,893
Net income	16,424	11,599	6,796	11,911
Basic and diluted net income per common share	$0.51	$0.36	$0.22	$0.40

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of December 28, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 28, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on page 46.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MATTERS

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2020 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2020 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2020 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2020 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation" in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption "Equity Compensation Plan Information" in our 2020 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions" and “Independence and Committees of the Board of Directors" in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm" in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

2.  Exhibits:

Exhibit Number	Exhibit Description

2.1

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

3.4

Articles of Amendment to Amended and Restated Articles of Incorporation as filed with the Secretary of State of Florida on June 13, 2019 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed on June 18, 2019, and incorporated herein by reference).

3.5	Second Amended and Restated Bylaws dated June 14, 2019 (previously filed as Exhibit 3.2 to the Company’s Form 8-K filed on June 18, 2019, and incorporated herein by reference).

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

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

10.4+	Amendment No. 2 to Helios Technologies, Inc. Employee Stock Purchase Plan dated September 20, 2019 (filed herewith).

10.5+

2011 Equity Incentive Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Shareholders filed on April 20, 2012, and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.6+

Form of agreement for grants of restricted shares under the Sun Hydraulics 2011 Equity Incentive Plan (previously filed as Exhibit 10.24+ to the Company’s Annual Report on Form 10-K filed on March 13, 2012, and incorporated herein by reference).

10.7+

Helios Technologies 2019 Equity Incentive Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the 2019 Annual Meeting of Shareholders filed on April 26, 2019, and incorporated herein by reference).

10.8+	Form of Restricted Stock Unit Grant Agreement (previously filed as Exhibit 10.4+ to the Company’s Form 8-K filed on June 18, 2019, and incorporated herein by reference).

10.9+	Sun Hydraulics Corporation Executive Compensation Policy (previously filed as Exhibit 99.2 to the Company’s Form 8-K filed on February 25, 2018, and incorporated herein by reference).

10.10+

Sun Hydraulics Corporation 2012 Nonemployee Director Fee Plan (previously filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Shareholders filed on April 20, 2012, and incorporated herein by reference)

10.11+

Sun Hydraulics Corporation Amendment No. 1 to 2012 Nonemployee Director Fees Plan (previously filed as Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on April 20, 2015, and incorporated herein by reference)

10.12+

Sun Hydraulics Limited Share Incentive Plan (previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on March 27, 2009 (File Number 333158245) and incorporated herein by reference).

10.13+	Form of Executive Officer Continuity Agreement (previously filed as Exhibit 10.3+ to the Company’s Form 8-K filed on June 18, 2019, and incorporated herein by reference).

10.14+	Form of Executive Officer Severance Agreement (previously filed as Exhibit 10.2+ to the Company’s Form 8-K filed on June 18, 2019, and incorporated herein by reference).

10.15

Revolving Credit Facility Credit Agreement, dated July 29, 2016, between Sun Hydraulics Corporation and PNC Capital Markets LLC, SunTrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 99.1 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.16	Pledge Agreement dated July 29, 2016 (previously filed as Exhibit 99.2 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.17	Revolving Credit Note dated July 29, 2016 (previously filed as Exhibit 99.3 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.18

Amended and Restated Revolving Credit Facility Agreement, dated November 22, 2016, between Sun Hydraulics Corporation and PNC Capital Markets LLC, SunTrust Robinson Humphrey, Inc., JPMorgan Chase Bank, N.A., BMO Harris Bank N.A. and other lenders party thereto (previously filed as Exhibit 99.1 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.19	Amended and Restated Pledge Agreement dated November 22, 2016 (previously filed as Exhibit 99.2 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.20	Form of Revolving Credit Note dated November 22, 2016 (previously filed as Exhibit 99.3 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.21	Security Agreement dated November 22, 2016 (previously filed as Exhibit 99.4 to the Company’s Report on Form 8-K filed on November 29, 2016, and incorporated herein by reference).

10.22

First Amendment, Consent and Joinder to Credit Agreement between Sun Hydraulics Corporation, Sun Hydraulics, LLC, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 5, 2018, and incorporated herein by reference).

10.23	Second Amendment to Credit Agreement between Sun Hydraulics Corporation and PNC Bank, National Association, as Administrative Agent (filed herewith).

10.24	Third Amendment to Credit Agreement between Helios Technologies, Inc. (f/k/a Sun Hydraulics Corporation) and PNC Bank, National Association, as Administrative Agent (filed herewith).

14	Helios Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Company’s Report on Form 8-K filed on December 21, 2018, and incorporated herein by reference).

Exhibit Number	Exhibit Description
21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, has been formatted in Inline XBRL.

+	Executive management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2020.

HELIOS TECHNOLOGIES, INC.

By:	/s/ Wolfgang H. Dangel
Wolfgang H. Dangel, President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wolfgang H. Dangel	President, Chief Executive Officer and Director	February 25, 2020
Wolfgang H. Dangel

/s/ Tricia L. Fulton	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2020
Tricia L. Fulton

/s/ Marc Bertoneche	Director	February 25, 2020
Marc Bertoneche

/s/ Christine L. Koski	Director	February 25, 2020
Christine L. Koski

/s/ Philippe Lemaitre	Director, Chairman of the Board of Directors	February 25, 2020
Philippe Lemaitre

/s/ Alexander Schuetz	Director	February 25, 2020
Alexander Schuetz

/s/ Douglas M. Britt	Director	February 25, 2020
Douglas M. Britt