Form 10-Q
period 2020-03-28
HELIOS TECHNOLOGIES, INC.
filed 2020-05-05
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 32,081,445 shares of common stock, par value $.001, outstanding as of April 24, 2020.

Helios Technologies, Inc.

INDEX

For the quarter ended

March 28, 2020

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in thousands)

	March 28, 2020	December 28, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,257	$22,123
Restricted cash	37	39
Accounts receivable, net of allowance for doubtful accounts of $1,187 and $1,131	71,638	66,677
Inventories, net	86,727	85,195
Income taxes receivable	1,757	3,196
Other current assets	17,570	15,359
Total current assets	204,986	192,589
Property, plant and equipment, net	141,912	145,854
Deferred income taxes	9,668	5,803
Goodwill	343,815	377,569
Other intangible assets, net	288,989	294,651
Other assets	4,479	5,285
Total assets	$993,849	$1,021,751
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$33,145	$29,730
Accrued compensation and benefits	13,376	16,898
Other accrued expenses and current liabilities	12,834	13,549
Current portion of contingent consideration	828	828
Current portion of long-term non-revolving debt, net	7,369	7,623
Dividends payable	2,887	2,884
Income taxes payable	7,954	4,941
Total current liabilities	78,393	76,453
Revolving line of credit	204,865	208,708
Long-term non-revolving debt, net	82,197	84,062
Deferred income taxes	48,680	49,290
Other noncurrent liabilities	28,079	25,602
Total liabilities	442,214	444,115
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000 shares authorized, 32,075 and 32,047 shares issued and outstanding	32	32
Capital in excess of par value	366,521	365,310
Retained earnings	247,548	267,658
Accumulated other comprehensive loss	(62,466)	(55,364)
Total shareholders' equity	551,635	577,636
Total liabilities and shareholders' equity	$993,849	$1,021,751

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	March 28, 2020	March 30, 2019
	(unaudited)	(unaudited)
Net sales	$129,483	$146,851
Cost of sales	77,633	90,342
Gross profit	51,850	56,509
Selling, engineering and administrative expenses	25,664	26,156
Amortization of intangible assets	4,348	4,521
Goodwill impairment	31,871	—
Operating (loss) income	(10,033)	25,832
Interest expense, net	2,951	4,385
Foreign currency transaction loss (gain), net	125	(439)
Miscellaneous (income) expense, net	(94)	108
Change in fair value of contingent consideration	—	719
(Loss) income before income taxes	(13,015)	21,059
Income tax provision	4,208	4,655
Net (loss) income	$(17,223)	$16,404
Basic and diluted net (loss) income per common share	$(0.54)	$0.51
Basic and diluted weighted average shares outstanding	32,062	31,978
Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
	(unaudited)	(unaudited)
Net (loss) income	$(17,223)	$16,404
Other comprehensive loss
Foreign currency translation adjustments, net of tax	(4,901)	(4,831)
Unrealized loss on interest rate swap, net of tax	(2,201)	(1,082)
Total other comprehensive loss	(7,102)	(5,913)
Comprehensive (loss) income	$(24,325)	$10,491

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	(loss)	Total

Balance, December 28, 2019	—	$—	32,047	$32	$365,310	$267,658	$(55,364)	$577,636
Shares issued, restricted stock			21					—
Shares issued, other compensation			5					—
Shares issued, ESPP			12		355			355
Stock-based compensation					1,533			1,533
Cancellation of shares for payment of employee tax withholding			(10)		(677)			(677)
Dividends declared						(2,887)		(2,887)
Net loss						(17,223)		(17,223)
Other comprehensive loss							(7,102)	(7,102)
Balance at March 28, 2020	—	$—	32,075	$32	$366,521	$247,548	$(62,466)	$551,635

Balance, December 29, 2018	—	$—	31,965	$32	$357,933	$219,056	$(46,253)	$530,768
Shares issued, other compensation			6					—
Shares issued, ESPP			13		408			408
Shares issued, ESOP			24		1,092			1,092
Stock-based compensation					1,368			1,368
Cancellation of shares for payment of employee tax withholding			(12)		(606)			(606)
Dividends declared						(2,881)		(2,881)
Net income						16,404		16,404
Other comprehensive loss							(5,913)	(5,913)
Impact of adoption of ASU 2016-02, related to leases						(134)		(134)
Balance at March 30, 2019	—	$—	31,996	$32	$360,195	$232,445	$(52,166)	$540,506

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(17,223)	$16,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,376	8,571
Loss on disposal of assets	24	71
Goodwill impairment	31,871	—
Stock-based compensation expense	1,533	1,368
Amortization of debt issuance costs	179	179
Benefit for deferred income taxes	(1,186)	(322)
Change in fair value of contingent consideration	—	719
Forward contract (gains) losses, net	(440)	24
Other, net	136	549
(Increase) decrease in:
Accounts receivable	(6,838)	(8,848)
Inventories	(2,818)	(3,729)
Income taxes receivable	1,415	—
Other current assets	(2,740)	(2,455)
Other assets	1,213	1,088
Increase (decrease) in:
Accounts payable	3,867	662
Accrued expenses and other liabilities	(4,652)	3,496
Income taxes payable	3,051	2,710
Other noncurrent liabilities	(701)	(659)
Net cash provided by operating activities	15,067	19,828
Cash flows from investing activities:
Capital expenditures	(2,937)	(8,792)
Proceeds from dispositions of equipment	3	64
Cash settlement of forward contracts	1,634	—
Net cash used in investing activities	(1,300)	(8,728)
Cash flows from financing activities:
Borrowings on revolving credit facility	2,000	35,282
Repayment of borrowings on revolving credit facility	(5,500)	(48,000)
Repayment of borrowings on long-term non-revolving debt	(2,100)	(1,623)
Proceeds from stock issued	355	408
Dividends to shareholders	(2,885)	(2,878)
Other financing activities	(815)	(881)
Net cash used in financing activities	(8,945)	(17,692)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	310	(167)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,132	(6,759)
Cash, cash equivalents and restricted cash, beginning of period	22,162	23,515
Cash, cash equivalents and restricted cash, end of period	$27,294	$16,756

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

HELIOS TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Currencies in thousands, except per share data)

1. COMPANY BACKGROUND

Helios Technologies, Inc. (“Helios” or the “Company”), together with its wholly-owned subsidiaries, is an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets.  Sun Hydraulics, LLC (“Sun Hydraulics” or “Sun”), Enovation Controls, LLC (“Enovation Controls”), Faster S.r.l. (“Faster”) and Custom Fluidpower Pty Ltd (“Custom Fluidpower”), are the wholly-owned operating subsidiaries of Helios.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2019, (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on February 25, 2020. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented.

The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The Company cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on the business, financial position, results of operations and/or cash flows. Operating results for the three months ended March 28, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2021.

Goodwill

Goodwill, which represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired, is carried at cost.  Goodwill is tested for impairment annually, in the third and fourth quarters, or more frequently if events or circumstances indicate a reduction in the fair value below the carrying value.  As part of the impairment test, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after this optional qualitative assessment, the Company determines that impairment is more likely than not, then the Company performs the quantitative impairment test. The carrying value of assets is calculated at the reporting unit level. An impairment loss is recorded to the extent that the carrying value of the reporting unit exceeds its fair value, with the impairment loss limited to the amount of goodwill allocated to the reporting unit.

During the first quarter of 2020, the Company determined that, based on current economic conditions and potential future impacts from the COVID-19 pandemic, it was more likely than not that the fair value of the Faster reporting unit was less than its carrying value. Upon completion of the interim impairment testing, the Company determined that the carrying value of goodwill was impaired. See Note 6 for discussion of interim impairment testing.

Contract Assets & Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $2,741 and $2,796 at March 28, 2020 and December 28, 2019, respectively, and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to revenue being recognized. Contract liabilities totaled $253 and $353 at March 28, 2020 and December 28, 2019, respectively, and are presented in Other accrued expenses and current liabilities in the Consolidated Balance Sheets.

Research and Development

The Company conducts research and development (“R&D”) to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $4,107, and $3,900 for the three months ended March 28, 2020 and March 30, 2019, respectively.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in thousands except per share data):

	Three Months Ended
	March 28, 2020	March 30, 2019
Net (loss) income	$(17,223)	$16,404
Basic and diluted weighted average shares outstanding	32,062	31,978
Basic and diluted net (loss) income per common share	$(0.54)	$0.51

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the second step in the goodwill impairment test, which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The Company adopted the standard for the fiscal year beginning December 29, 2019, and conducted its interim impairment testing accordingly.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard replaces the incurred loss model with the current expected credit loss (“CECL”) model to estimate credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures. The CECL model requires a Company to estimate credit losses expected over the life of the financial assets based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted the standard for the fiscal year beginning December 29, 2019. Adoption of the standard did not have a material impact on the Consolidated, Unaudited Financial Statements.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes. This update simplifies accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes, related to intraperiod tax allocation, the methodology for calculating income tax in an interim period and the recognition of deferred tax liabilities for outside basis differences. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted.  The amendments in this update should be applied on either a retrospective basis, a modified retrospective basis or prospectively, depending on the provision within the amendment. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at March 28, 2020 and December 28, 2019.

	March 28, 2020
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$710	$—	$710	$—
Total	$710	$—	$710	$—
Liabilities
Interest rate swap contract	$9,821	$—	$9,821	$—
Forward foreign exchange contracts	1,309	—	1,309	—
Contingent consideration	828	—	—	828
Total	$11,958	$—	$11,130	$828

	December 28, 2019
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$815	$—	$815	$—
Total	$815	$—	$815	$—
Liabilities
Interest rate swap contract	$5,792	$—	$5,792	$—
Forward foreign exchange contracts	219	—	219	—
Contingent consideration	828	—	—	828
Total	$6,839	$—	$6,011	$828

4.  INVENTORIES

At March 28, 2020 and December 28, 2019, inventory consisted of the following:

	March 28, 2020	December 28, 2019
Raw materials	$35,760	$34,340
Work in process	31,189	28,667
Finished goods	27,183	29,711
Provision for obsolete and slow moving inventory	(7,405)	(7,523)
Total	$86,727	$85,195

5.  OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to ten years. For the three months ended March 28, 2020 and March 30, 2019, operating lease costs totaled $908 in each period.

Supplemental balance sheet information related to operating leases is as follows:

	March 28, 2020	December 28, 2019
Right-of-use assets	$10,841	$12,310
Lease liabilities:
Current lease liabilities	$3,092	$3,155
Non-current lease liabilities	7,911	9,312
Total lease liabilities	$11,003	$12,467

Weighted average remaining lease term (in years):		5.3
Weighted average discount rate:		4.7%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$915	$913
Right-of-use assets obtained in exchange for new operating lease liabilities	$15	$901

Maturities of lease liabilities are as follows:

2020 Remaining	$2,656
2021	3,419
2022	1,638
2023	1,289
2024	903
2025	631
Thereafter	2,053
Total lease payments	12,589
Less: Imputed interest	(1,586)
Total lease obligations	11,003
Less: Current lease liabilities	(3,092)
Non-current lease liabilities	$7,911

6.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the three months ended March 28, 2020, is as follows:

	Hydraulics	Electronics	Total
Balance at December 28, 2019	$271,196	$106,373	$377,569
Impairment charge	(31,871)	—	(31,871)
Currency translation	(1,883)	—	(1,883)
Balance at March 28, 2020	$237,442	$106,373	$343,815

During the first quarter of 2020, the global economy was significantly impacted by the COVID-19 pandemic. Given the economic impact, primarily in Europe, government mandated facility closures and an unfavorable outlook for certain end markets, the Company concluded that this change in circumstances triggered the need for an interim impairment review of its Faster reporting unit. The interim review was performed as of March 28, 2020. A recoverability test for the long-lived assets within the Faster reporting unit was performed first and resulted in the conclusion that the carrying value of the long-lived assets was fully recoverable. An interim quantitative impairment test for goodwill was then performed.

The fair value of the Faster reporting unit was determined based on a combination of income and market approach methodologies. The income approach utilized a discounted cash flow analysis, which estimates the present value of the projected free cash flows to be generated by the reporting unit. Principal assumptions used in the analysis include the Company's estimates of future revenue and terminal growth rates, margin assumptions and discount rates. While assumptions utilized are subject to a high degree of judgment and complexity, the Company has made every effort to estimate future cash flows as accurately as possible, given the high degree of economic uncertainty that currently exists. The market approaches estimate fair value by comparing to guideline public companies and guideline transactions. Various valuation multiples of companies that are economically and operationally similar were used as data points for selecting multiples. The Company concluded that the estimated fair value of the Faster reporting unit was less than its carrying value, and as a result, recorded a non-cash, non-tax-deductible goodwill impairment charge of $31,871. If the economic impact from the COVID-19 pandemic is more severe than anticipated, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, it could result in further goodwill impairment charges.

The Company considered the known and anticipated impacts of the COVID-19 pandemic on its other reporting units and concluded that it was more likely than not that their fair value exceeded their carrying value.

Intangible Assets

At March 28, 2020, and December 28, 2019, intangible assets consisted of the following:

	March 28, 2020			December 28, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade names and brands	$55,747	$(8,362)	$47,385	$56,032	$(7,658)	$48,374
Non-compete agreements	950	(633)	317	950	(586)	364
Technology	31,544	(9,414)	22,130	31,704	(8,661)	23,043
Supply agreement	21,000	(7,000)	14,000	21,000	(6,475)	14,525
Customer relationships	226,835	(21,678)	205,157	227,844	(19,499)	208,345
	$336,076	$(47,087)	$288,989	$337,530	$(42,879)	$294,651

Amortization expense for the three months ended March 28, 2020, and March 30, 2019, was $4,348 and $4,521, respectively. Future estimated amortization expense is presented below.

Year:
2020 Remaining	$13,413
2021	17,674
2022	17,411
2023	17,352
2024	16,697
2025	16,642
Thereafter	189,800
Total	$288,989

7.  DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	March 28, 2020	December 28, 2019	Location	March 28, 2020	December 28, 2019
Derivatives designated as hedging instruments:
Interest rate swap contract	Other assets	$—	$—	Other non-current liabilities	$9,821	$5,792
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	547	509	Other current liabilities	1,228	213
Forward foreign exchange contracts	Other assets	163	306	Other non-current liabilities	81	6
Total derivatives		$710	$815		$11,130	$6,011
(1) See Note 3 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the three months ended March 28, 2020 and March 30, 2019, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	March 28, 2020	March 30, 2019	into Earnings (Effective Portion)	March 28, 2020	March 30, 2019
Derivatives in cash flow hedging relationships:
Interest rate swap contract	$(4,029)	$(1,521)	Interest expense, net	$(525)	$(183)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $2,951 and $4,385 for the three months ended March 28, 2020 and March 30, 2019, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	March 28, 2020	March 30, 2019	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$440	$(24)	Foreign currency transaction gain loss, net

Interest Rate Swap Contract

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

At March 28, 2020, the Company had eleven forward foreign exchange contracts with an aggregate notional value of €61,843, maturing at various dates through October 1, 2021.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €100,000 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $111,365 as of March 28, 2020 and is included in the Revolving line of credit line item in the Consolidated Balance Sheets. The gain or loss on the net investment hedge recorded in accumulated other comprehensive income (“AOCI”) as part of the currency translation adjustment was a gain of $265, net of tax, for the three months ended March 28, 2020. No amounts associated with the net investment hedge were reclassified from AOCI into income for the three months ended March 28, 2020.

8.  CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	March 28, 2020	December 28, 2019
Long-term non-revolving debt:
Term loan credit facility with PNC Bank	4/3/2023	$90,000	$91,250
Term loan credit facility with Shinhan Bank	3/30/2020	—	862
Other long-term debt	Various	307	376
Total long-term non-revolving debt		90,307	92,488
Less: current portion of long-term non-revolving debt		7,369	7,623
Less: unamortized debt issuance costs		741	803
Total long-term non-revolving debt, net		$82,197	$84,062

Information on the Company’s revolving credit facility is as follows:

		Balance		Available credit
	Maturity Date	March 28, 2020	December 28, 2019	March 28, 2020	December 28, 2019
Revolving line of credit with PNC Bank	4/3/2023	$204,865	$208,708	$195,135	$191,292

Future maturities of total debt are as follows:

Year:
2020 Remaining	$5,720
2021	7,636
2022	9,448
2023	272,368
Total	$295,172

The Company has a credit agreement that includes a revolving line of credit and term loan credit facility with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The revolving line of credit allows for up to an aggregate maximum principal amount of $400,000.

The effective interest rate on the credit agreement at March 28, 2020 was 2.34%. Interest expense recognized on the credit agreement during the three months ended March 28, 2020 and March 30, 2019, totaled $2,408 and $4,164, respectively. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

The Company had a credit agreement with Shinhan Bank that provided a term loan of 1,000,000 Korean won. The loan matured in March 2020, at which time the balance was paid in full.

The Company’s other long-term debt consists of auto loans payable to National Australia Bank. Principal and interest payments are due monthly. The loans mature at various dates through July 2023. Interest is charged at various rates ranging from 4.5% to 5.1%.

9. INCOME TAXES

The provision for income taxes for the three months ended March 28, 2020 and March 30, 2019, was 22.3% and 22.1% of pretax income, respectively, after adjusting for the impact of the goodwill impairment charge.

At March 28, 2020, the Company had an unrecognized tax benefit of $8,491 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of March 28, 2020 is not considered material to the Company’s consolidated financial statements.

The Company files United States (“U.S.”) federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2008 for the majority of tax jurisdictions where the Company files tax returns.

The Company’s U.S. federal income tax returns are not currently under examination by the Internal Revenue Service (IRS). Florida income tax returns for tax years 2015 and 2016 are under examination. The 2016 pre-acquisition Italian income tax return for Faster is also under examination. To date, there have not been any significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next twelve months, the Company will resolve some or all of the matters presently under consideration and there could be significant increases or decreases to unrecognized tax benefits.

10.  STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan and its predecessor equity plan provide for the grant of shares of restricted stock, restricted share units, stock options, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company.

Restricted Stock and Restricted Stock Units

The Company grants restricted shares of common stock and restricted stock units (“RSU”) in connection with a long-term incentive plan. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets.

Compensation expense recognized for restricted stock and RSUs totaled $1,253 and $811, respectively, for the three months ended March 28, 2020, and March 30, 2019.

The following table summarizes restricted stock and RSU activity for the three months ended March 28, 2020:

	Number of	Weighted average
	shares / units	grant-date
	(in thousands)	fair value per share
Nonvested balance at December 28, 2019	203	$42.73
Granted	112	38.88
Vested	(58)	43.15
Forfeited	(24)	43.33
Nonvested balance at March 28, 2020 (1)	233	$41.55

(1) Includes 82,528 unvested performance-based RSUs.

The Company had $8,481 of total unrecognized compensation cost related to the restricted stock and RSU awards as of March 28, 2020. That cost is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

During the first quarter of 2020, the Company granted 18,121 stock options to its officers. The exercise price of $39.75 per share is equal to the market price of Helios stock on the grant date. The options vest ratably over a three-year period and have a 10-year expiration.  The weighted average grant date fair value of the options is $12.81 per share and was estimated using a Black Scholes valuation model. At March 28, 2020, the Company had $226 of unrecognized compensation cost related to the options which is expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which the U.S. employees of Helios, Sun Hydraulics and Enovation Controls are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom (“UK”), under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. Employees purchased 10,927 shares at a weighted average price of $32.46, and 14,387 shares at a weighted average price of $28.37, under the ESPP and UK plans during the three months ended March 28, 2020, and March 30, 2019, respectively. The Company recognized $60 and $255 of compensation expense during the three months ended March 28, 2020, and March 30, 2019, respectively.

Nonemployee Director Fees Plan

The Company’s 2012 Nonemployee Director Fees Plan compensates nonemployee directors for their board service with shares of common stock.  Directors were granted 5,500 and 5,875 shares for the three months ended March 28, 2020 and March 30, 2019, respectively. The Company recognized director stock compensation expense of $235 and $285 for the three months ended March 28, 2020 and March 30, 2019, respectively.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 28, 2019	$(5,372)	$(49,992)	$(55,364)
Other comprehensive loss before reclassifications	(4,423)	(5,950)	(10,373)
Amounts reclassified from accumulated other comprehensive loss, net of tax	394	—	394
Tax effect	1,828	1,049	2,877
Net current period other comprehensive loss	(2,201)	(4,901)	(7,102)
Balance at March 28, 2020	$(7,573)	$(54,893)	$(62,466)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 29, 2018	$(2,309)	$(43,944)	$(46,253)
Other comprehensive loss before reclassifications	(1,666)	(7,239)	(8,905)
Amounts reclassified from accumulated other comprehensive loss	144	—	144
Tax effect	440	2,408	2,848
Net current period other comprehensive loss	(1,082)	(4,831)	(5,913)
Balance at March 30, 2019	$(3,391)	$(48,775)	$(52,166)

12.  SEGMENT REPORTING

The Company has two reportable segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served and the methods of distribution and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision makers.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the three months ended March 28, 2020, the unallocated costs totaled $36,293 and primarily relate to amortization of acquisition-related intangible assets and the goodwill impairment charge. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

The following table presents financial information by reportable segment:

	Three Months Ended
	March 28, 2020	March 30, 2019
Net sales
Hydraulics	$103,818	$116,463
Electronics	25,665	30,388
Total	$129,483	$146,851
Operating (loss) income
Hydraulics	$21,482	$23,762
Electronics	4,778	6,512
Corporate and other	(36,293)	(4,442)
Total	$(10,033)	$25,832
Capital expenditures
Hydraulics	$2,394	$8,145
Electronics	543	647
Total	$2,937	$8,792

	March 28, 2020	December 28, 2019
Total assets
Hydraulics	$733,632	$768,324
Electronics	250,818	251,252
Corporate	9,399	2,175
Total	$993,849	$1,021,751

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right-of-use assets:

	Three Months Ended
	March 28, 2020	March 30, 2019
Net sales
Americas	$58,950	$67,706
EMEA	35,971	44,220
APAC	34,562	34,925
Total	$129,483	$146,851

	March 28, 2020	December 28, 2019
Tangible long-lived assets
Americas	$86,490	$87,104
EMEA	27,842	28,436
APAC	16,739	18,004
Total	$131,071	$133,544

13.  RELATED PARTY TRANSACTIONS

Enovation Controls purchases and sells inventory to entities partially owned by a director of Helios. For the three months ended March 28, 2020 and March 30, 2019, inventory sales to the entities totaled $414 and $482, respectively, and inventory purchases from the entities totaled $999 and $1,455, respectively.

At March 28, 2020 and December 28, 2019, amounts due from the entities totaled $166 and $73, respectively, and amounts due to the entities totaled $243 and $361, respectively.

14. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this report and those identified in Item 1A, "Risk Factors" included in our Form 10-K. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW

We are an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets, each of which serves as a reportable segment. The operating results of the Hydraulics and Electronics segments included in this MD&A are presented on a basis consistent with our internal management reporting. Segment information included in Note 12 to the Consolidated, Unaudited Financial Statements is also presented on this basis. All differences between our internal management reporting basis and U.S. GAAP, specifically the allocation of certain corporate and acquisition-related costs, are included in Corporate and Other.

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

While not a near-term focus, acquisitions of companies that advance our technology capabilities will be critical to achieving our Vision 2025.  Target product offerings include hydraulic components and/or systems, electronic controls and instrumentation and linked technologies such as electro-mechanical actuators, factory automation, software, products relevant to the Internet of Things or high-precision manufacturing.

Global Economic Conditions

Impact of COVID-19 on our business

The COVID-19 pandemic has caused significant economic disruption and substantial uncertainty exists regarding magnitude and duration of the pandemic. Broad measures taken by governments, businesses and others to limit the spread of the virus are adversely affecting the Company and its customers.

Currently our primary manufacturing locations are fully operational but have been impacted to differing degrees by various COVID-19 related factors such as:

•	Government mandated facility closures.
o

Our Chinese locations were closed throughout February, after the national holiday, and reopened mid-March at about 50% working capacity. We gradually resumed full production in China by the end of the quarter.

o

Production in our Faster operation located in Italy was down for four weeks starting in mid-March. During this time, the facility was permitted to ship finished goods to essential business customers and continue administrative functions through remote working capabilities. Production resumed on April 14th, 2020 and the location is currently fully operational.

o	Our US locations are considered essential businesses and have remained operational; however, production schedules have been adjusted as needed for deep cleaning and social distancing accommodations.
•	Reduced workforce. Employees are exercising caution and have self-quarantined when appropriate which has caused a reduction in workforce.
•

Supply chain constraints. The majority of our suppliers remain open and we have experienced minimal disruption to production from supply chain. We have seen a small increase in past due orders recently within our Electronics segment due to some supply shortages; however, we are actively managing the situation and have not been significantly impacted to date.

•

Delivery constraints. We have experienced some delivery delays primarily due to original equipment manufacturer (“OEM”) customers in the U.S. and Europe having temporarily shut down. Some OEM customers have requested to push out delivery dates until later in the second quarter, and/or out of the second quarter into the third and fourth quarters. We have not seen a significant number of order cancellations to date. Distributor customers remain open across the globe as they are deemed essential.

Employees are working from home when possible, and we have taken significant measures to ensure the health and safety of those working at our facilities.

We have updated our risk factors in Part II, Item 1A, of this Quarterly Report, in light of the continued and expected impact of COVID-19 on our business.

The impact of the COVID-19 pandemic on our results of operations, liquidity and financial resources and 2020 outlook are discussed later within their respective sections.

Brexit

In January 2020, the UK exited the European Union (“EU”) (“Brexit”). During the transition period, which ends on December 31, 2020, the details of the UK’s withdrawal and the nature of its future relationship with the EU will be decided. The Company continues to monitor the status of the negotiations and plan for potential impact. The ultimate impact of Brexit on the Company’s financial results is uncertain. However, we do not expect the effects of Brexit to have a material impact on our results of operations or financial position. For additional information, refer to Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K.

Industry Conditions

Market demand for our products is dependent on demand for the industrial goods in which the products are incorporated.  The capital goods industries in general, and the Hydraulics and Electronics segments specifically, are subject to economic cycles.  We utilize industry trend reports from various sources, as well as feedback from customers and distributors, to evaluate economic trends.  We also rely on global government statistics such as Gross Domestic Product and Purchasing Managers Index to understand macro-economic conditions.

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products decreased an additional 13% during the first three months of 2020, after decreasing 7% in 2019. In Europe, the CEMA Business Barometer reported the general business climate index for the European agricultural machinery industry dropped sharply in April, although the impact of COVID-19 on future periods remains uncertain. The CECE (Committee for European Construction Equipment) business climate index saw a sharp drop in March after three months of strong recovery, primarily attributable to deteriorating future business expectations.

Electronics

According to the Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., sales of semiconductors and other electronics components peaked at the end of the 2019 fourth quarter and have since declined slowly back to mid-fourth quarter 2019 levels. The Institute of Printed Circuits Association reports that total North American printed circuit board shipments in February 2020 were down 1.1% compared to the same month last year; however, compared to January 2020, February shipments rose 1.5%. In our electronics segment, we are experiencing sales declining in excess of the overall market, primarily due to a strategic change we made to our customer base during 2019. For additional information, refer to the discussion of 2020 results of our electronics segment below.

2020 First Quarter Results and Comparison of the Three Months Ended March 28, 2020 and March 30, 2019

(in millions except per share data)

	Three Months Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Net sales	$129.5	$146.9	$(17.4)	(11.8)%
Gross profit	$51.9	$56.5	$(4.6)	(8.1)%
Gross profit %	40.1%	38.5%
Operating (loss) income	$(10.0)	$25.8	$(35.8)	(138.8)%
Operating income %	(7.7)%	17.6%
Net (loss) income	$(17.2)	$16.4	$(33.6)	(204.9)%
Basic and diluted net (loss) income per common share	$(0.54)	$0.51	$(1.05)	(205.9)%

First quarter consolidated net sales declined $17.4 million, 11.8%, over the prior-year period. Changes in foreign currency exchange rates unfavorably impacted sales for the quarter by $2.1 million, 1.6%, and earnings per share by $0.01. Pricing changes had minimal impact on the 2020 first quarter compared to the prior-year first quarter. We estimate that we lost approximately $5.0 million of sales during the first quarter from facility closures and regulatory restrictions imposed on shipments as a result of the COVID-19 pandemic. Additionally, we continue to experience softening demand in certain end markets and reduced order intake across both segments compared to the prior-year first quarter.

Gross profit trended downward in the first quarter of 2020, compared to the first quarter of 2019, due to sales volume and an unfavorable impact from changes in foreign currency rates of $0.7 million. Gross margin improved over the prior year period by 1.6 percentage points, up to 40.1%, driven primarily by continued cost management efforts and production efficiencies gained from our CVT manufacturing consolidation project which was completed at the end of the 2019 first quarter.

Current and expected economic impacts from the COVID-19 pandemic led to an impairment charge of $31.9 million of goodwill at our Faster reporting unit. Continued negative impacts to the global economy and reductions in our expected future cash flows could cause further impairment to our goodwill or other assets.

Operating income as a percentage of sales, prior to the goodwill impairment charge, declined 0.7 percentage points to 16.9% in the first quarter of 2020 compared to 17.6% in the prior-year period primarily due to reduced leverage of our fixed cost base on lower sales volume and an increase in corporate operating costs.

SEGMENT RESULTS

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Net sales	$103.8	$116.5	$(12.7)	(10.9)%
Gross profit	$39.7	$42.6	$(2.9)	(6.8)%
Gross profit %	38.2%	36.6%
Operating income	$21.5	$23.8	$(2.3)	(9.7)%
Operating income %	20.7%	20.4%

First quarter net sales for the Hydraulics segment totaled $103.8 million, a decline of $12.7 million, 10.9%, over the prior-year period. Changes in foreign currency exchange rates accounted for $2.0 million of the fluctuation. Pricing changes had minimal impact on the first quarter of 2020 compared to the prior-year first quarter. We estimate that approximately $5.0 million of the first quarter sales fluctuation in the Hydraulics segment was due to facility closures and regulatory restrictions imposed on shipments as a result of the COVID-19 pandemic. Softening end market demand resulted in reduced incoming orders; however, we continue to ship certain CVT and Systems product orders from our backlog due to extended lead times.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Americas	$37.3	$41.6	$(4.3)	(10.3)%
EMEA	33.5	41.8	(8.3)	(19.9)%
APAC	33.0	33.1	(0.1)	(0.3)%
Total	$103.8	$116.5

Shipments and demand weakened in the Americas region during the first quarter of 2020 with sales declining 10.3% over the prior-year first quarter. Sales to Europe, the Middle East and Africa (“EMEA”) decreased 19.9%. This was primarily a result of COVID-19 related factors as well as negative impacts from changes in exchange rates, which accounted for $0.8 million of the fluctuation. Sales to the Asia Pacific (“APAC”) region remained fairly consistent with the first quarter of 2019. After consideration of the negative impact from changes in exchange rates, totaling $1.2 million, sales to the APAC region improved 3.3% over the first quarter of 2019.

First quarter gross profit trended downward compared to the first quarter of the prior year due to sales volume and an unfavorable impact from changes in foreign currency rates of $0.7 million. Gross profit margin improved 1.6 percentage points to 38.2%, from 36.6% in the prior-year period. The main drivers of the increased profitability were effective cost management efforts and production efficiencies gained from our CVT manufacturing consolidation project, partially offset by the closure of production at our Italian facility during the quarter.

Selling, engineering and administrative expenses (“SEA”) decreased $0.6 million in the first quarter of 2020 compared to the same period of the prior year. SEA as a percent of sales increased 1.4 percentage points primarily due to reduced leverage of our fixed costs base on lower sales. In addition, corporate operating costs allocated to the segment were $0.5 million higher than the prior-year first quarter due to salaries and benefits, insurance costs and talent development programs.

As a result of the impacts to gross profit and SEA costs noted above, first quarter operating income declined $2.3 million, 9.7%, compared to the first quarter of the prior year, while operating margin strengthened 0.3 percentage points to 20.7%.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Net sales	$25.7	$30.4	$(4.7)	(15.5)%
Gross profit	$12.2	$13.9	$(1.7)	(12.2)%
Gross profit %	47.5%	45.7%
Operating income	$4.8	$6.5	$(1.7)	(26.2)%
Operating income %	18.7%	21.4%

First quarter net sales for the Electronics segment totaled $25.7 million, a decrease of $4.7 million, 15.5%, over the prior-year period. The decline was due to softer demand in recreational and oil and gas end markets, as well as our intentional shift in customer base which included the release of certain contractual obligations to customers that allowed us to leverage all products to a broader and more diversified customer base. The segment experienced a minimal impact from the COVID-19 pandemic during the first quarter of 2020. Changes in exchange rates had a negative impact on first quarter sales of $0.1 million.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Americas	$21.6	$26.1	$(4.5)	(17.2)%
EMEA	2.5	2.5	—	—%
APAC	1.6	1.8	(0.2)	(11.1)%
Total	$25.7	$30.4

During the first quarter of 2020, sales to the Americas decreased 17.2%, sales to EMEA remained flat and sales to the APAC region declined 11.1% over the prior-year first quarter. Exchange rates had a negative impact on sales to EMEA of $0.1 million and minimally impacted sales to APAC during the quarter.

First quarter gross profit dropped $1.7 million, 12.2%, compared to the first quarter of the prior year, primarily due to sales volume, while gross profit margin strengthened by 1.8 percentage points. Gross margin benefited from cost management efforts and a $0.9 million non-recurring benefit from the release of contractual obligations to customers.

SEA expenses were flat in the first quarter of 2020 compared to the first quarter of 2019 while SEA margin increased 4.5 percentage points to 28.8% due to reduced leverage of our fixed costs base on lower sales volume.

As a result of the impacts to gross profit and SEA costs noted above, first quarter operating income declined $1.7 million compared to the first quarter of 2019 and operating income margin was reduced by 2.7 percentage points to 18.7%.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the first quarter of 2020, these costs totaled $36.3 million, of which $4.3 million was amortization of acquisition-related intangible assets and $31.9 million was a goodwill impairment charge which resulted from the global economic disruption and uncertainty due to the COVID-19 pandemic. Refer to Note 6 to the Consolidated, Unaudited Financial Statements for further discussion.

Interest Expense, net

Net interest expense was $3.0 million for the first quarter of 2020 compared to $4.4 million for the prior-year quarter. Average net debt declined to $272.7 million compared to $325.3 million during the first quarter of 2019. The decreases primarily resulted from debt repayments.

Income Taxes

The provision for income taxes for the first quarter of 2020 was 22.3% of pretax income compared to 22.1% for the prior-year first quarter after adjusting for the impact of goodwill impairment related to our Italian subsidiary. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

On March 27, 2020, the President of the U.S. signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The Company has evaluated the various income and payroll tax provisions and expects little or no impact to tax expense. However, the Company is taking advantage of the various payment deferments allowed by the CARES Act and other similar state and/or foreign liquidity measures.

2020 OUTLOOK

As a result of the evolving economic impact of COVID-19, we believe that our 2020 financial results will continue to be impacted, but the magnitude and duration of the impact is uncertain.  In addition, production at any of our facilities may be further affected as a result of possible future government, market or Company actions due to COVID-19.  For these reasons, we have withdrawn our previously issued guidance.

In the near term, we expect there will be continued impacts to our business that will hinder our ability to meet our previous sales forecast. We cannot accurately estimate this impact due to the significant level of unknown conditions that may be created by the pandemic. The economic impact of the pandemic has negatively affected our sales and orders for April. We expect second quarter headwinds, but anticipate that the largest impact was in the month of April due to shutdowns of many of our global OEM customers. A portion of our backlog has been postponed from April to later in the second quarter and a smaller number of orders have been cancelled.  In other cases, we do not have updated order schedules from OEMs due to their extended shutdowns. With ongoing significant uncertainty, we do not have sufficient visibility to reinstate guidance for 2020.

To be prepared, we have undertaken scenario analyses at varying potential demand levels. The Company has already instituted certain cost containment steps in an effort to mitigate the effects of the downturn. These actions include a temporary 20% salary reduction for all officers of the Company, layoffs and temporary salary reductions at Enovation Controls, a hiring freeze, reduction in the use of contingent labor and the elimination and postponement of capital expenditures. Additionally, our Board of Directors has agreed to reduce director compensation by 20% for the remainder of the year. To further protect the health and liquidity of our business, additional actions included in our scenario planning consist of:

•	Postponing additional non-essential capital expenditures;
•	Reducing our temporary labor force;
•	Reducing overtime;
•	Applying additional salary reductions;
•	Reducing working hours to lower payroll expense;
•	Executing furlough programs and/or additional layoffs;
•	Further reducing discretionary spending; and
•	Reducing or suspending the dividend to shareholders.

The extent of such actions will be determined by the magnitude and duration of the economic downturn.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. In recent years, we have used borrowings on our credit facilities to fund acquisitions, and during 2018 we raised $240 million in net proceeds from our public stock offering which was also used to fund acquisition activity. During the first quarter of 2020, cash provided by operating activities totaled $15.1 million and at the end of the quarter we had $27.3 million of cash and cash equivalents on hand and $195.1 million of available credit on our revolving credit facility. We also have a $200 million accordion feature available on our credit facility, subject to certain pro forma compliance requirements, intended to support potential future acquisitions. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

Our principal uses of cash are paying operating expenses, paying dividends to shareholders, making capital expenditures, servicing debt and acquisition-related payments.

We believe that cash generated from operations and our borrowing availability under our credit facilities will be sufficient to satisfy our operating expenses. In light of current economic uncertainty, we are actively managing operating costs and capital expenditures, which is expected to provide adequate liquidity beyond the next twelve months. In the event that economic conditions were to severely worsen for a protracted period of time, we would have several options available in addition to increased borrowing to ensure liquidity, as discussed previously.

Cash Flows

The following table summarizes our cash flows for the periods (in millions):

	Three Months Ended
	March 28, 2020	March 30, 2019	$ Change
Net cash provided by operating activities	$15.1	$19.8	$(4.7)
Net cash used in investing activities	(1.3)	(8.7)	7.4
Net cash used in financing activities	(9.0)	(17.7)	8.7
Effect of exchange rate changes on cash	0.3	(0.2)	0.5
Net increase (decrease) in cash	$5.1	$(6.8)	$11.9

Cash on hand increased $5.1 million from $22.2 million at the end of 2019 to $27.3 million at March 28, 2020. Cash and cash equivalents were favorably impacted by changes in exchange rates during the quarter by $0.3 million. Cash balances on hand are a result of our cash management strategy which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and also paying down borrowings on our credit facilities. During the first quarter of 2020, we increased our cash on hand to provide liquidity for potential future cash flow needs due to the economic impact of the COVID-19 pandemic.

Operating activities

Cash from operations declined $4.7 million, 23.7%, compared to the prior-year period, a result of lower cash earnings. Changes in inventory and accounts receivable reduced cash by $9.7 million and $12.6 during the first quarter of 2020 and 2019, respectively. Days sales outstanding increased slightly during the current period, up to 51 days from 50 days as of March 30, 2019. We have not experienced significant delays in collection of accounts receivable balances from customers as a result of the COVID-19 pandemic. Days of inventory on hand went up to 101 as of March 28, 2020, compared to 88 as of March 30, 2019, a result of increased inventory levels and lower sales compared to the prior-year quarter. There has been no decline in the net realizable value of our inventory as a result of recent economic conditions.

We have considered the impacts of the current economic environment on our long-lived assets and determined that there have been no indications that the recorded value of our long-lived assets may not be recoverable.

Investing activities

Capital expenditures totaled $2.9 million for the first quarter of 2020, a decrease of $5.9 million over the prior-year comparable period. Current year expenditures primarily consist of purchases of machinery and equipment. Due to the current economic conditions and uncertainty of future cash flows, capital expenditure projects are being evaluated and several have been postponed. We are currently only proceeding with critical projects.

Financing activities

Cash flows used in financing activities totaled $9.0 million during the first quarter of 2020, compared to cash used of $17.7 million in the prior-year period. The reduction is due to lower debt repayments.

During the first quarter of 2020, we declared a quarterly cash dividend of $0.09 per share payable on April 20, 2020, to shareholders of record as of April 5, 2020. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any changes made during the first three months of 2020, are disclosed in Note 2 to the Consolidated, Unaudited Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. There were no material changes during the three months ended March 28, 2020.

Item 4. CONTROLS AND PROCEDURES.

The Company’s management, with the participation of the Interim Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information we are required to disclose is recorded, processed, summarized and reported within the necessary time periods. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter of 2020, the Company moved to remote work arrangements for the majority of its administrative functions. Management has evaluated the effect of this change on internal control over financial reporting and disclosure controls and procedures and determined that it has not had a material effect on our internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934, as amended, during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, “Risk Factors” of our Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as set forth below, there have been no material changes to such risk factors.

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. In recent weeks, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. We may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.

It is possible that the continued spread of COVID-19 could also cause further disruption in our supply chain; cause delay, or limit the ability of customers to perform, including in making timely payments to us; impact investment performance; and cause other unpredictable events.

We continue to work with our stakeholders (including customers, employees, suppliers and local communities) to responsibly address this global pandemic. We continue to monitor the situation to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.

As a result of current economic conditions and expected future impacts from the COVID-19 pandemic, the carrying value of goodwill with respect to certain of our assets was impaired, resulting in impairment charges that negatively impacted our results of operations. We may be required to record additional impairment charges in the future if the COVID-19 pandemic continues and we cannot predict the amount and timing of any such additional charges, which could adversely impact our results of operations.

We cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

We are currently undergoing a period of management transition, which could be disruptive to, or cause uncertainty in, our business.

On April 9, 2020, Helios announced that its Board of Directors named Tricia L. Fulton, the Company’s Chief Financial Officer, as Interim President and Chief Executive Officer, effective immediately. We are in the process of searching for a new Chief Executive Officer. However, there is no guarantee that we will be able to find a permanent replacement on a timely basis. We face significant competition for an executive with the qualifications and experience we are seeking. The prolonged absence of a permanent Chief Executive Officer could adversely impact our business and results of operations.

For additional information regarding risk factors, please refer to Part I, Item 1A, “Risk Factors” included in the Company’s Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

10.1+	Helios Technologies 2020 Executive Compensation Policy (previously filed as Exhibit 10.1+ to the Company’s Form 8-K filed on March 3, 2020, and incorporated herein by reference).

10.2+	Form of Restricted Stock Unit and Stock Option Agreement (previously filed as Exhibit 10.2+ to the Company’s Form 8-K filed on March 3, 2020, and incorporated herein by reference).

31.1	CEO & CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO & CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, has been formatted in Inline XBRL.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2020	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Interim President and Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)