Form 10-Q
period 2020-06-27
HELIOS TECHNOLOGIES, INC.
filed 2020-08-04
CIK 1024795

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

The registrant had 32,093,461 shares of common stock, par value $.001, outstanding as of July 24, 2020.

Helios Technologies, Inc.

INDEX

For the quarter ended

June 27, 2020

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in thousands)

	June 27, 2020	December 28, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,965	$22,123
Restricted cash	37	39
Accounts receivable, net of allowance for doubtful accounts of $1,101 and $1,131	73,018	66,677
Inventories, net	84,950	85,195
Income taxes receivable	2,852	3,196
Other current assets	17,296	15,359
Total current assets	215,118	192,589
Property, plant and equipment, net	140,605	145,854
Deferred income taxes	8,837	5,803
Goodwill	346,071	377,569
Other intangible assets, net	286,522	294,651
Other assets	4,627	5,285
Total assets	$1,001,780	$1,021,751
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$29,424	$29,730
Accrued compensation and benefits	16,457	16,898
Other accrued expenses and current liabilities	12,159	13,549
Current portion of contingent consideration	797	828
Current portion of long-term non-revolving debt, net	10,216	7,623
Dividends payable	2,888	2,884
Income taxes payable	9,972	4,941
Total current liabilities	81,913	76,453
Revolving lines of credit	193,948	208,708
Long-term non-revolving debt, net	83,267	84,062
Deferred income taxes	48,084	49,290
Other noncurrent liabilities	27,804	25,602
Total liabilities	435,016	444,115
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000 shares authorized, 32,081 and 32,047 shares issued and outstanding	32	32
Capital in excess of par value	367,841	365,310
Retained earnings	257,568	267,658
Accumulated other comprehensive loss	(58,677)	(55,364)
Total shareholders' equity	566,764	577,636
Total liabilities and shareholders' equity	$1,001,780	$1,021,751

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	June 27, 2020	June 29, 2019
	(unaudited)	(unaudited)
Net sales	$119,294	$143,842
Cost of sales	74,575	87,615
Gross profit	44,719	56,227
Selling, engineering and administrative expenses	23,600	25,309
Amortization of intangible assets	4,417	4,545
Operating income	16,702	26,373
Interest expense, net	2,891	4,048
Foreign currency transaction loss, net	283	501
Miscellaneous expense (income), net	18	(157)
Change in fair value of contingent consideration	(34)	56
Income before income taxes	13,544	21,925
Income tax provision	636	4,660
Net income	$12,908	$17,265
Basic and diluted net income per common share	$0.40	$0.54
Basic and diluted weighted average shares outstanding	32,081	32,012
Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Six Months Ended
	June 27, 2020	June 29, 2019
	(unaudited)	(unaudited)
Net sales	$248,777	$290,693
Cost of sales	152,208	177,958
Gross profit	96,569	112,735
Selling, engineering and administrative expenses	49,264	51,465
Amortization of intangible assets	8,765	9,066
Goodwill impairment	31,871	—
Operating income	6,669	52,204
Interest expense, net	5,842	8,433
Foreign currency transaction loss, net	408	62
Miscellaneous income, net	(76)	(50)
Change in fair value of contingent consideration	(34)	775
Income before income taxes	529	42,984
Income tax provision	4,844	9,315
Net (loss) income	$(4,315)	$33,669
Basic and diluted net (loss) income per common share	$(0.13)	$1.05
Basic and diluted weighted average shares outstanding	32,071	31,995
Dividends declared per share	$0.18	$0.18

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$12,908	$17,265	$(4,315)	$33,669
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	3,562	3,498	(1,338)	(1,333)
Unrealized gain (loss) on interest rate swap, net of tax	227	(2,042)	(1,975)	(3,124)
Total other comprehensive income (loss)	3,789	1,456	(3,313)	(4,457)
Comprehensive income (loss)	$16,697	$18,721	$(7,628)	$29,212

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance, March 28, 2020	—	$—	32,075	$32	$366,521	$247,548	$(62,466)	$551,635
Shares issued, restricted stock			(6)					—
Shares issued, ESPP			11		368			368
Shares issued, discretionary contribution			1		45			45
Stock-based compensation					914			914
Cancellation of shares for payment of employee tax withholding					(7)			(7)
Dividends declared						(2,888)		(2,888)
Net income						12,908		12,908
Other comprehensive income							3,789	3,789
Balance at June 27, 2020	—	$—	32,081	$32	$367,841	$257,568	$(58,677)	$566,764

Balance, March 30, 2019	—	$—	31,996	$32	$360,195	$232,445	$(52,166)	$540,506
Shares issued, restricted stock			(1)					—
Shares issued, other compensation			7					—
Shares issued, ESPP			15		436			436
Shares issued, ESOP					60			60
Stock-based compensation					1,413			1,413
Dividends declared						(2,882)		(2,882)
Net income						17,265		17,265
Other comprehensive income							1,456	1,456
Balance at June 29, 2019	—	$—	32,017	$32	$362,104	$246,828	$(50,710)	$558,254

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Six Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at December 28, 2019	—	$—	32,047	$32	$365,310	$267,658	$(55,364)	$577,636
Shares issued, restricted stock			15					—
Shares issued, other compensation			5					—
Shares issued, ESPP			23		723			723
Shares issued, discretionary contribution			1		45			45
Stock-based compensation					2,447			2,447
Cancellation of shares for payment of employee tax withholding			(10)		(684)			(684)
Dividends declared						(5,775)		(5,775)
Net loss						(4,315)		(4,315)
Other comprehensive loss							(3,313)	(3,313)
Balance at June 27, 2020	—	$—	32,081	$32	$367,841	$257,568	$(58,677)	$566,764

Balance at December 29, 2018	—	$—	31,965	$32	$357,933	$219,056	$(46,253)	$530,768
Shares issued, restricted stock			(1)					—
Shares issued, other compensation			13					—
Shares issued, ESPP			28		844			844
Shares issued, ESOP			24		1,152			1,152
Stock-based compensation					2,781			2,781
Cancellation of shares for payment of employee tax withholding			(12)		(606)			(606)
Dividends declared						(5,763)		(5,763)
Net income						33,669		33,669
Other comprehensive loss							(4,457)	(4,457)
Impact of adoption of ASU 2016-02, related to leases						(134)		(134)
Balance at June 29, 2019	—	$—	32,017	$32	$362,104	$246,828	$(50,710)	$558,254

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 27, 2020	June 29, 2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(4,315)	$33,669
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,021	17,195
(Gain) loss on disposal of assets	(15)	79
Goodwill impairment	31,871	—
Stock-based compensation expense	2,447	2,781
Amortization of debt issuance costs	358	358
Benefit for deferred income taxes	(2,370)	(1,095)
Change in fair value of contingent consideration	(34)	775
Forward contract gains, net	(41)	(409)
Net investment hedge loss	164	—
Other, net	510	940
(Increase) decrease in:
Accounts receivable	(7,040)	(9,586)
Inventories	(724)	(12,276)
Income taxes receivable	327	(488)
Other current assets	(1,736)	(3,312)
Other assets	1,855	781
Increase (decrease) in:
Accounts payable	(18)	1,178
Accrued expenses and other liabilities	(1,424)	4,176
Income taxes payable	4,885	3,078
Other noncurrent liabilities	(1,390)	(1,668)
Contingent consideration payments in excess of acquisition date fair value	—	(10,731)
Net cash provided by operating activities	40,331	25,445
Cash flows from investing activities:
Capital expenditures	(5,215)	(15,413)
Proceeds from dispositions of equipment	67	597
Cash settlement of forward contracts	(357)	—
Net cash used in investing activities	(5,505)	(14,816)
Cash flows from financing activities:
Borrowings on revolving credit facilities	11,000	85,639
Repayment of borrowings on revolving credit facilities	(26,359)	(91,000)
Borrowings on long-term non-revolving debt	5,714	—
Repayment of borrowings on long-term non-revolving debt	(4,001)	(2,910)
Proceeds from stock issued	723	843
Dividends to shareholders	(5,772)	(5,759)
Payment of contingent consideration liability	—	(7,064)
Other financing activities	(960)	(1,141)
Net cash used in financing activities	(19,655)	(21,392)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(331)	569
Net increase (decrease) in cash, cash equivalents and restricted cash	14,840	(10,194)
Cash, cash equivalents and restricted cash, beginning of period	22,162	23,515
Cash, cash equivalents and restricted cash, end of period	$37,002	$13,321

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on February 25, 2020. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented.

The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The current COVID-19 pandemic has had an impact on markets the Company serves, its operations and, as a result, the financial results for the year and the Company’s near-term outlook. The Company cannot at this time predict the impact of the COVID-19 pandemic on its business or economic conditions as a whole, but it could have a material adverse effect on the business, financial position, results of operations and/or cash flows. Operating results for the six months ended June 27, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ended January 2, 2021.

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

Contract Assets and Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $2,354 and $2,796 at June 27, 2020 and December 28, 2019, respectively, and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to satisfying the underlying performance obligation. Contract liabilities totaled $633 and $353 at June 27, 2020 and December 28, 2019, respectively, and are presented in Other accrued expenses and current liabilities in the Consolidated Balance Sheets.

Research and Development

The Company conducts research and development (“R&D”) to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $7,989, and $7,778 for the six months ended June 27, 2020 and June 29, 2019, respectively.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss)	$12,908	$17,265	$(4,315)	$33,669
Basic and diluted weighted average shares outstanding	32,081	32,012	32,071	31,995
Basic and diluted net income (loss) per common share	$0.40	$0.54	$(0.13)	$1.05

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

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at June 27, 2020 and December 28, 2019.

	June 27, 2020
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$1,108	$—	$1,108	$—
Total	$1,108	$—	$1,108	$—
Liabilities
Interest rate swap contract	$9,523	$—	$9,523	$—
Forward foreign exchange contracts	115	—	115	—
Contingent consideration	797	—	—	797
Total	$10,435	$—	$9,638	$797

	December 28, 2019
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$815	$—	$815	$—
Total	$815	$—	$815	$—
Liabilities
Interest rate swap contract	$5,792	$—	$5,792	$—
Forward foreign exchange contracts	219	—	219	—
Contingent consideration	828	—	—	828
Total	$6,839	$—	$6,011	$828

A summary of the changes in the estimated fair value of contingent consideration at June 27, 2020 is as follows:

Balance at December 28, 2019	$828
Change in estimated fair value	(34)
Currency remeasurement	3
Balance at June 27, 2020	$797

During the first six months of 2020, the Company recorded an adjustment to the estimated fair value of the contingent consideration liability incurred in connection with the acquisition of Faster. The adjustment was the result of revised estimates of future payments owed to the sellers for certain tax benefits to be realized.

4.  INVENTORIES

At June 27, 2020 and December 28, 2019, inventory consisted of the following:

	June 27, 2020	December 28, 2019
Raw materials	$33,710	$34,340
Work in process	33,591	28,667
Finished goods	25,645	29,711
Provision for obsolete and slow moving inventory	(7,996)	(7,523)
Total	$84,950	$85,195

5.  OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space throughout its locations, that are classified as operating leases. Remaining terms on these leases range from less than one year to ten years. For the six months ended June 27, 2020 and June 29, 2019, operating lease costs totaled $1,833 and $1,818, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	June 27, 2020	December 28, 2019
Right-of-use assets	$10,858	$12,310
Lease liabilities:
Current lease liabilities	$3,258	$3,155
Non-current lease liabilities	7,775	9,312
Total lease liabilities	$11,033	$12,467

Weighted average remaining lease term (in years):		5.3
Weighted average discount rate:		4.8%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,841	$1,825
Right-of-use assets obtained in exchange for new operating lease liabilities	$256	$1,433

Maturities of lease liabilities are as follows:

2020 Remaining	$1,866
2021	3,618
2022	1,810
2023	1,394
2024	987
2025	696
Thereafter	2,264
Total lease payments	12,635
Less: Imputed interest	(1,602)
Total lease obligations	11,033
Less: Current lease liabilities	(3,258)
Non-current lease liabilities	$7,775

6.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the six months ended June 27, 2020, is as follows:

	Hydraulics	Electronics	Total
Balance at December 28, 2019	$271,196	$106,373	$377,569
Impairment charge	(31,871)	—	(31,871)
Currency translation	373	—	373
Balance at June 27, 2020	$239,698	$106,373	$346,071

During the first quarter of 2020, the global economy was significantly impacted by the COVID-19 pandemic. Given the economic impact, primarily in Europe, government mandated facility closures and an unfavorable outlook for certain end markets, the Company concluded that this change in circumstances triggered the need to conduct an interim impairment review of its Faster reporting unit. The interim review was performed as of March 28, 2020. A recoverability test for the long-lived assets within the Faster reporting unit was performed first and resulted in the conclusion that the carrying value of the long-lived assets was fully recoverable. An interim quantitative impairment test for goodwill was then performed.

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

Intangible Assets

At June 27, 2020, and December 28, 2019, intangible assets consisted of the following:

	June 27, 2020			December 28, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade names and brands	$56,096	$(9,137)	$46,959	$56,032	$(7,658)	$48,374
Non-compete agreements	950	(681)	269	950	(586)	364
Technology	31,736	(10,248)	21,488	31,704	(8,661)	23,043
Supply agreement	21,000	(7,525)	13,475	21,000	(6,475)	14,525
Customer relationships	228,530	(24,199)	204,331	227,844	(19,499)	208,345
	$338,312	$(51,790)	$286,522	$337,530	$(42,879)	$294,651

Amortization expense for the six months ended June 27, 2020, and June 29, 2019, was $8,765 and $9,066, respectively. Future estimated amortization expense is presented below.

Year:
2020 Remaining	$9,042
2021	17,802
2022	17,540
2023	17,480
2024	16,825
2025	16,764
Thereafter	191,069
Total	$286,522

7.  DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	June 27, 2020	December 28, 2019	Location	June 27, 2020	December 28, 2019
Derivatives designated as hedging instruments:
Interest rate swap contract	Other assets	$—	$—	Other non-current liabilities	$9,523	$5,792
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	944	509	Other current liabilities	7	213
Forward foreign exchange contracts	Other assets	164	306	Other non-current liabilities	108	6
Total derivatives		$1,108	$815		$9,638	$6,011
(1) See Note 3 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the six months ended June 27, 2020 and June 29, 2019, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	June 27, 2020	June 29, 2019	into Earnings (Effective Portion)	June 27, 2020	June 29, 2019
Derivatives in cash flow hedging relationships:
Interest rate swap contract	$(3,731)	$(4,035)	Interest expense, net	$(1,558)	$(384)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $5,842 and $8,433 for the six months ended June 27, 2020 and June 29, 2019, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	June 27, 2020	June 29, 2019	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$41	$409	Foreign currency transaction gain loss, net

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

At June 27, 2020, the Company had ten forward foreign exchange contracts with an aggregate notional value of €61,344, maturing at various dates through December 31, 2021.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90,000 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $100,948 as of June 27, 2020 and is included in the Revolving lines of credit line item in the Consolidated Balance Sheets. The gain or loss on the net investment hedge recorded in accumulated other comprehensive income (“AOCI”) as part of the currency translation adjustment was a loss of $335, net of tax, for the six months ended June 27, 2020. A loss of $164, associated with the net investment hedge, was reclassified from AOCI into earnings for the six months ended June 27, 2020.

8.  CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	June 27, 2020	December 28, 2019
Long-term non-revolving debt:
Term loan credit facility with PNC Bank	4/3/2023	$88,125	$91,250
Term loan credit facility with Intesa Sanpaolo S.p.A	12/23/2021	5,608	—
Term loan credit facility with Citibank	11/18/2022	115	—
Term loan credit facility with Shinhan Bank	3/30/2020	—	862
Other long-term debt	Various	315	376
Total long-term non-revolving debt		94,163	92,488
Less: current portion of long-term non-revolving debt		10,216	7,623
Less: unamortized debt issuance costs		680	803
Total long-term non-revolving debt, net		$83,267	$84,062

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available credit
	Maturity Date	June 27, 2020	December 28, 2019	June 27, 2020	December 28, 2019
Revolving line of credit with PNC Bank	4/3/2023	$193,948	$208,708	$205,273	$191,292
Revolving line of credit with Citibank	TBD	—	—	2,120	—
		$193,948	$208,708	$207,393	$191,292

Future maturities of total debt are as follows:

Year:
2020 Remaining	$3,829
2021	13,305
2022	8,900
2023	262,077
Total	$288,111

Term Loan and Line of Credit with PNC Bank

The Company has a credit agreement that includes a revolving line of credit and term loan credit facility with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The revolving line of credit allows for borrowings up to an aggregate maximum principal amount of $400,000.

The effective interest rate on the credit agreement at June 27, 2020 was 1.87%. Interest expense recognized on the credit agreement during the six months ended June 27, 2020 and June 29, 2019, totaled $4,250 and $3,803, respectively. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

Term Loan with Intesa Sanpaolo S.p.A.

On June 23, 2020, Faster entered into an agreement with Intesa Sanpaolo S.p.A. that provided an unsecured term loan of €5,000. The facility bears interest at 1.25%. Repayment of the facility begins in January 2021 and is due in 12 monthly installments. The loan bears a guarantee from SACE S.p.A. – the Italian export public credit agency operating in the insurance and financial services sectors – pursuant to the Law Decree No. 23 of April 8, 2020, converted (with amendments) into Law No. 40 of June 5, 2020 (the “Liquidity Decree”).

Term Loan and Line of Credit with Citibank

On May 18, 2020, Sun Hydraulics (China) Co., Ltd. (“Sun China”) entered into an uncommitted fixed asset facility agreement (the “Fixed Asset Facility”) and short-term revolving facility agreement (the “Working Capital Facility”) with Citibank (China) Co., Ltd. Shanghai Branch, as lender.

Under the Fixed Asset Facility, Sun China may, from time-to-time for a period of 180 days, borrow amounts on a secured basis up to a total of RMB 50,000. The proceeds of such loans may be used for purchases of certain equipment. Outstanding borrowings under the Fixed Asset Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.50%, to be repaid on a specified schedule with the final payment due in November 2022.

Under the Working Capital Facility, Sun China may from time to time borrow amounts on an unsecured revolving facility of up to a total of RMB 15,000. Proceeds may only be used for expenditures related to production at the Sun China facility, located in Kunshan City, China. Outstanding borrowings under the Working Capital Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 0.50%. The Working Capital Facility will terminate, and all outstanding loans will mature on the one-year anniversary of the first borrowing under the loan.

Borrowings under the Fixed Asset Facility and the Working Capital Facility are guaranteed by Helios Technologies, Inc.

As of the date of this filing, Sun China was in compliance with all debt covenants related to the Fixed Asset Facility and Working Capital Facility.

Other Credit Facilities

The Company had a credit agreement with Shinhan Bank that provided a term loan of KRW 1,000,000. The loan matured in March 2020, at which time the balance was paid in full.

The Company’s other long-term debt consists of auto loans payable to National Australia Bank. Interest is charged at various rates ranging from 4.5% to 5.1%. Principal and interest payments are due monthly. The loans mature at various dates through July 2023.

9. INCOME TAXES

The provision for income taxes for the three months ended June 27, 2020 and June 29, 2019 was 4.7% and 21.3% of pretax income, respectively. The provision for income taxes for the six months ended June 27, 2020 and June 29, 2019 was 15.0% and 21.7% of pretax income, respectively, after adjusting for the impact of the goodwill impairment charge. The provision for taxes includes certain onetime benefits that caused the effective tax rate for the three months ended June 27, 2020 to be less than the effective tax rate for the three months ended June 29, 2019. During the three months ended June 27, 2020, the Company recorded one-time benefits totaling $2,600, the majority of which is due to the elimination of certain regional tax obligations (“IRAP”) in Italy in response to COVID-19 and availing the Company of the Allowance for Corporate Equity (“ACE”) benefit in Italy. The effective rate for the three months ended June 27, 2020 before discrete items is 22.7%.

At June 27, 2020, the Company had an unrecognized tax benefit of $8,581 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of June 27, 2020 is not considered material to the Company’s consolidated financial statements.

The Company files United States (“U.S.”) federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2008 for the majority of tax jurisdictions where the Company files tax returns.

The Company’s U.S. federal income tax returns are not currently under examination by the Internal Revenue Service (“IRS”). Florida income tax returns for tax years 2015 and 2016 are under examination. The 2016 pre-acquisition Italian income tax return for Faster is also under examination. To date, there have not been any significant proposed adjustments that have not been accounted for in the Company’s consolidated financial statements.

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

Compensation expense recognized for restricted stock and RSUs totaled $2,072 and $1,859, respectively, for the six months ended June 27, 2020, and June 29, 2019.

The following table summarizes restricted stock and RSU activity for the six months ended June 27, 2020:

	Number of	Weighted average
	shares / units	grant-date
	(in thousands)	fair value per share
Nonvested balance at December 28, 2019	203	$42.73
Granted	145	37.30
Vested	(77)	43.39
Forfeited	(51)	42.16
Nonvested balance at June 27, 2020 (1)	220	$39.96

(1) Includes 61,032 unvested performance-based RSUs.

The Company had $6,941 of total unrecognized compensation cost related to the restricted stock and RSU awards as of June 27, 2020. That cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

During the first six months of 2020, the Company granted 18,121 stock options to its officers. The exercise price of $39.75 per share is equal to the market price of Helios stock on the grant date. The options vest ratably over a three-year period and have a 10-year expiration.  The weighted average grant date fair value of the options is $12.81 per share and was estimated using a Black Scholes valuation model. At June 27, 2020, the Company had $127 of unrecognized compensation cost related to the options which is expected to be recognized over a weighted average period of 2.7 years.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which U.S. employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom (“UK”), under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. Employees purchased 23,364 shares at a weighted average price of $30.94, and 25,481 shares at a weighted average price of $33.09, under the ESPP and UK plans during the six months ended June 27, 2020, and June 29, 2019, respectively. The Company recognized $155 and $329 of compensation expense during the six months ended June 27, 2020, and June 29, 2019, respectively.

Nonemployee Director Fees Plan

The Company’s 2012 Nonemployee Director Fees Plan compensates nonemployee directors for their board service with shares of common stock.  Directors were granted 5,500 and 12,500 shares for the six months ended June 27, 2020 and June 29, 2019, respectively. The Company recognized director stock compensation expense of $235 and $660 for the six months ended June 27, 2020 and June 29, 2019, respectively.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 28, 2019	$(5,372)	$(49,992)	$(55,364)
Other comprehensive loss before reclassifications	(4,901)	(1,467)	(6,368)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,170	—	1,170
Tax effect	1,756	129	1,885
Net current period other comprehensive loss	(1,975)	(1,338)	(3,313)
Balance at June 27, 2020	$(7,347)	$(51,330)	$(58,677)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 29, 2018	$(2,309)	$(43,944)	$(46,253)
Other comprehensive loss before reclassifications	(4,336)	(2,033)	(6,369)
Amounts reclassified from accumulated other comprehensive loss, net of tax	301	—	301
Tax effect	911	700	1,611
Net current period other comprehensive loss	(3,124)	(1,333)	(4,457)
Balance at June 29, 2019	$(5,433)	$(45,277)	$(50,710)

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the six months ended June 27, 2020, the unallocated costs totaled $42,519 and included certain corporate costs not deemed to be allocable to either business segment of $1,883, amortization of acquisition-related intangible assets of $8,765, and the goodwill impairment charge of $31,871. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

The following table presents financial information by reportable segment:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales
Hydraulics	$102,089	$113,710	$205,907	$230,173
Electronics	17,205	30,132	42,870	60,520
Total	$119,294	$143,842	$248,777	$290,693
Operating income
Hydraulics	$21,989	$24,123	$43,471	$47,885
Electronics	939	6,488	5,717	13,000
Corporate and other	(6,226)	(4,238)	(42,519)	(8,681)
Total	$16,702	$26,373	$6,669	$52,204
Capital expenditures
Hydraulics	$1,923	$5,686	$4,317	$13,832
Electronics	355	935	898	1,581
Total	$2,278	$6,621	$5,215	$15,413

	June 27, 2020	December 28, 2019
Total assets
Hydraulics	$743,129	$768,324
Electronics	246,071	251,252
Corporate	12,580	2,175
Total	$1,001,780	$1,021,751

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right-of-use assets.

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales
Americas	$47,623	$67,928	$106,573	$135,634
EMEA	33,081	38,562	69,052	82,782
APAC	38,590	37,352	73,152	72,277
Total	$119,294	$143,842	$248,777	$290,693

	June 27, 2020	December 28, 2019
Tangible long-lived assets
Americas	$85,231	$87,104
EMEA	27,422	28,436
APAC	17,094	18,004
Total	$129,747	$133,544

13.  RELATED PARTY TRANSACTIONS

The Company purchases and sells inventory to entities partially owned or managed by directors of Helios. For the six months ended June 27, 2020 and June 29, 2019, inventory sales to the entities totaled $1,807 and $712, respectively, and inventory purchases from the entities totaled $2,315 and $2,694, respectively.

The Company also utilizes the legal services of a law firm where a director of Helios is a partner. Expenses incurred from the entity totaled $251 for the six months ended June 27, 2020.

At June 27, 2020 and December 28, 2019, amounts due from the entities totaled $424 and $73, respectively, and amounts due to the entities totaled $353 and $361, respectively.

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

Vision 2025

In 2016, we introduced our vision for the Company. We believe it is important to reach a critical mass of $1 billion in sales by 2025 while remaining a technology leader in the industrial goods sector. To achieve our goal, we are targeting organic sales of our Hydraulics segment of $700 million, sales of our Electronics segment of $220 million and acquisitions at or exceeding $80 million of revenue. Through this growth, our decision-making process will be guided by the goal of maintaining superior profitability and financial strength.

Continued product development is a key factor to organic and synergistic growth in both the Hydraulics and Electronics segments, including joint development between the two segments.

In the Hydraulics segment, we continue to invest in our FLeX series of electro-hydraulic cartridge valves for the mobile and industrial markets in both high and low pressure applications. We have already released over 25 new FLeX series valves and will have a significant number of additional introductions to the the FLeX family. These products allow us to compete in parts of the market where we could not before including complete valve solutions. Investments in sustaining engineering and simulation development are delivering performance improvements of our existing valves by reducing manufacturing costs through improved first pass yield. In addition, the sophistication process of coupling solutions and the electrification of these products has now entered the second phase of its development. We have identified new products to be developed and tested with selected customers with the goal of reinforcing the technological advantage we have historically had and can continue to expand in this market.

In the Electronics segment, we have launched our new line of ACE™-configurable MCx controllers. Built for market flexibility, the MCx controller series empowers OEMs and distribution partners with a machine control hardware and software system solution that can be easily adapted to any application using our intuitive ACE configuration software or the widely used CODESYS platform. ACE software allows users to quickly build a solution using our patented drag-and-drop coding blocks and makes it easy to rapidly incorporate Sun Hydraulics components and Enovation Controls customizable displays into a project. MCx hardware and ACE software, combined with Sun's XMD drivers and FLeX Series directional valves, provide customers a complete solution for a wide range of electro-hydraulic control applications. Enovation Controls has also launched a complete family of edge-to-edge connected PowerView displays for existing recreational and off-highway customers. With new smaller, higher-resolution screen sizes to fit the needs of customers, this new platform has brought us significant new customer wins.

Acquisitions of companies that advance our technology capabilities will be critical to achieving our Vision 2025. Target product offerings include hydraulic components and/or systems, electronic controls and instrumentation and linked technologies such as electro-mechanical actuators, factory automation, software, products relevant to the Internet of Things or high-precision manufacturing.

Global Economic Conditions

Impact of COVID-19 on our business

The COVID-19 pandemic has caused and continues to cause significant economic disruption and substantial uncertainty exists regarding magnitude and duration of the pandemic. Broad measures taken by governments, businesses and others to limit the spread of the virus are adversely affecting the Company and its customers.

Our primary manufacturing locations are currently fully operational but have been and continue to be impacted to differing degrees by various COVID-19 related factors such as:

•	Government mandated facility closures.
o

Our Chinese locations were closed throughout February, after the national holiday, and reopened mid-March at about 50% working capacity. We gradually resumed full production in China by the end of the first quarter.

o

Production in our Faster operation located in Italy was down for four weeks starting in mid-March. During this time, the facility was permitted to ship finished goods to essential business customers and continue administrative functions through remote working capabilities. Production resumed in mid-April and Faster has since remained fully operational.

o	Our US locations are considered essential businesses and have remained operational; however, production schedules have been adjusted as needed for deep cleaning and social distancing accommodations.
•

Reduced workforce. Employees are exercising caution and have quarantined when appropriate which has caused a small reduction in the workforce. We have also executed layoffs and furlough programs as cost containment measures.

•	Supply chain constraints. The majority of our suppliers remain open and we currently have experienced limited disruption to production from supply chain.
•

Delivery constraints. We experienced some delivery delays towards the end of the first quarter and early in the second quarter, primarily due to original equipment manufacturer (“OEM”) customers in the U.S. and Europe having temporarily shut down.

•

Softening incoming order rates. While we have not seen a significant number of order cancellations to date, we have experienced a decline in incoming orders. Some OEM customers have requested to delay order delivery dates into later quarters.

Employees are working from home when possible, and we have taken significant measures to ensure the health and safety of those working at our facilities.

The impact of the COVID-19 pandemic on our results of operations, liquidity and financial resources and 2020 outlook are discussed in greater detail within the respective sections of this report.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products decreased an additional 21% during the first six months of 2020, after decreasing 7% in 2019. In Europe, the CEMA Business Barometer reported the general business climate index for the European agricultural machinery industry dropped sharply in April, but has since continued to improve, almost to the pre-COVID-19 level. The CECE (Committee for European Construction Equipment) business climate index saw a sharp drop in March after three months of strong recovery, due to deteriorating future business expectations. However, future expectations and the climate index has gradually improved through July.

Electronics

According to the Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., sales of semiconductors and other electronics components peaked at the end of the 2019 fourth quarter and have since declined slowly back to third quarter 2019 levels. The Institute of Printed Circuits Association reports that total North American printed circuit board shipments in May 2020 were up 1.0% compared with the same month last year; however, compared with April 2020, May shipments fell 3.0%. In our electronics segment, we are experiencing declining sales in excess of the overall market, due to softer demand in recreational and oil and gas end markets as well as a strategic change we made to our customer base during 2019. In addition, several of our large OEM customers have requested to adjust the timing of order request dates into later quarters. For additional information, refer to the discussion of 2020 results of our Electronics segment below.

2020 Second Quarter Results and Comparison of the Three and Six Months Ended June 27, 2020 and June 29, 2019

(in millions except per share data)

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Net sales	$119.3	$143.8	$(24.5)	(17.0)%
Gross profit	$44.7	$56.2	$(11.5)	(20.5)%
Gross profit %	37.5%	39.1%
Operating income	$16.7	$26.4	$(9.7)	(36.7)%
Operating income %	14.0%	18.4%
Net income	$12.9	$17.3	$(4.4)	(25.4)%
Basic and diluted net income per common share	$0.40	$0.54	$(0.14)	(25.9)%

	Six Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Net sales	$248.8	$290.7	$(41.9)	(14.4)%
Gross profit	$96.6	$112.7	$(16.1)	(14.3)%
Gross profit %	38.8%	38.8%
Operating income	$6.7	$52.2	$(45.5)	(87.2)%
Operating income %	2.7%	18.0%
Net (loss) income	$(4.3)	$33.7	$(38.0)	(112.8)%
Basic and diluted net (loss) income per common share	$(0.13)	$1.05	$(1.18)	(112.4)%

Second quarter consolidated net sales declined $24.5 million, 17.0%, compared with the prior-year period. Changes in foreign currency exchange rates unfavorably impacted sales for the quarter by $1.7 million, 1.2%, and earnings per share by $0.01. Pricing changes had minimal impact on the 2020 second quarter compared with the prior-year second quarter. A large portion of the second quarter sales decline was attributable to the effects of the COVID-19 pandemic on our business, customers and end markets. During the month of April, we experienced a considerable impact on sales due to facility closures, customer shut-downs and regulatory restrictions imposed on shipments. However, our sales recovered as the quarter progressed with June sales returning to more typical levels. We continue to experience a general softness in demand in certain end markets and reduced order intake across both segments compared with the prior year.

Gross profit trended downward in the second quarter of 2020, compared with the second quarter of 2019, due to lower sales volume and an unfavorable impact from changes in foreign currency rates of $0.7 million. Gross margin decreased by 1.6 percentage points compared with the prior-year period, driven by reduced leverage of fixed costs on a lower sales base and COVID-19 related production labor inefficiencies, partially offset by ongoing cost management efforts.

Operating income as a percentage of sales declined 4.4 percentage points to 14.0% in the second quarter of 2020 compared with 18.4% in the prior-year period, primarily due to the impacts to gross margin and reduced leverage of our fixed cost base on lower sales volume. During the second quarter, we incurred one-time costs totaling $1.6 million related to the separation of our former Chief Executive Officer (“CEO”) and placement of our current CEO. We also incurred unexpected costs related to the purchase of safety equipment, personal protective equipment and higher cleaning costs to provide for our employees safety during the pandemic. We have employed multiple cost saving measures to mitigate the effects of the downturn, including: decreased use of consultants and contractors, adjusted our fixed cost labor base by implementing salary reductions, furloughs and layoffs, and reduced travel and other discretionary spend.

Current and expected economic impacts from the COVID-19 pandemic led to an impairment charge of $31.9 million of goodwill at our Faster reporting unit during the first quarter of 2020. Continued negative impacts to the global economy and reductions in our expected future cash flows could cause further impairment to our goodwill or other assets.

SEGMENT RESULTS

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Net sales	$102.1	$113.7	$(11.6)	(10.2)%
Gross profit	$37.5	$42.4	$(4.9)	(11.6)%
Gross profit %	36.7%	37.3%
Operating income	$22.0	$24.1	$(2.1)	(8.7)%
Operating income %	21.5%	21.2%

	Six Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Net sales	$205.9	$230.2	$(24.3)	(10.6)%
Gross profit	$77.1	$85.0	$(7.9)	(9.3)%
Gross profit %	37.5%	36.9%
Operating income	$43.5	$47.9	$(4.4)	(9.2)%
Operating income %	21.1%	20.8%

Second quarter net sales for the Hydraulics segment totaled $102.1 million, a decline of $11.6 million, 10.2%, compared with the prior-year period. Changes in foreign currency exchange rates accounted for $1.6 million of the fluctuation. Year-to-date net sales totaled $205.9 million, a decrease of $24.3 million, 10.6%, compared with the prior comparable period. Changes in foreign currency exchange rates accounted for $3.6 million of the year-to-date decline. Disruptions caused by the COVID-19 pandemic including our facility closures, regulatory restrictions on shipments, reduced end market demand and related impacts to our customers led to diminished sales during the quarter and year-to-date periods. While the COVID-19 pandemic impacted shipments in the quarter, we continued to ship certain CVT and Systems products from our past due order book which offset some of the impact. In addition, a general softening of demand in certain end markets, that has been occurring since mid-2019, has further reduced incoming orders. Pricing changes had minimal impact during 2020 compared with the prior-year period.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Americas	$34.2	$41.2	$(7.0)	(17.0)%
EMEA	31.2	36.8	(5.6)	(15.2)%
APAC	36.7	35.7	1.0	2.8%
Total	$102.1	$113.7

	Six Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Americas	$71.6	$82.9	$(11.3)	(13.6)%
EMEA	64.7	78.5	(13.8)	(17.6)%
APAC	69.6	68.8	0.8	1.2%
Total	$205.9	$230.2

Shipments and demand weakened in the Americas region during the second quarter of 2020 with sales declining 17.0% compared with the prior-year second quarter. Sales to Europe, the Middle East and Africa (“EMEA”) decreased 15.2%. Negative impacts from changes in exchange rates accounted for $0.6 million of the fluctuation. Sales to the Asia Pacific (“APAC”) region expanded 2.8% compared with the second quarter of 2019, a result of increased demand in China as well as our recent expansion in the region. After consideration of a negative impact from changes in exchange rates, totaling $1.0 million, sales to the APAC region improved 5.6% over the second quarter of 2019.

Year-to-date shipments and demand weakened in the Americas and EMEA by 13.6% and 17.6%, respectively, compared with the same period in 2019. The segment experienced a negative impact on sales due to changes in currency exchange rates of $1.3 million in the EMEA region. The APAC region experienced growth of $0.8 million for the six months ended June 27, 2020 compared with the same period of 2019. After consideration of a $2.3 million negative impact from changes in exchange rates, sales to the APAC region improved 4.5% over the same period in 2019.

In the second quarter of 2020 gross profit trended downward compared with the second quarter of the prior year due to lower sales volume and an unfavorable impact from changes in foreign currency rates of $0.7 million. Gross profit margin decreased 0.6 percentage points to 36.7%, from 37.3% in the prior-year period, due to reduced leverage of fixed costs on lower sales volume and COVID-19 related production labor inefficiencies. The decrease was partially offset by a favorable mix in sales and savings from cost containment efforts such as overtime management, decreased usage of temporary and contingent labor, and the management of inventory and cost of supplies.

Year-to-date gross profit declined $7.9 million, or 9.3% from the prior year comparable period, while gross profit as a percentage of sales for the same period increased 0.6 percentage points. In addition to the second quarter impacts noted above, year-to-date margin improvement was attributable to effective cost management efforts and production efficiencies gained from our CVT manufacturing consolidation project, which was completed in the first quarter of 2019.

Selling, engineering and administrative expenses (“SEA”) decreased $2.8 million, 15.3%, in the second quarter of 2020 compared with the same period of the prior year, as a result of aggressive cost management efforts in light of the COVID-19 pandemic and its economic impact. This included reductions in costs related to wages, travel and marketing, professional fees, training and other discretionary costs, partially offset by increased cost for safety equipment and cleaning services. SEA as a percent of sales decreased 0.9 percentage points during the quarter.

SEA costs decreased $3.5 million, 9.4%, in the first six months of 2020, compared with the prior-year period.  As a percentage of sales, SEA remained relatively flat with the first six months of 2019. In addition to the impacts to the second quarter noted above, year-to-date SEA margins were further impacted by reduced leverage of our fixed costs base on lower sales.

As a result of the impacts to gross profit and SEA costs noted above, second quarter operating income declined $2.1 million, 8.7%, compared with the second quarter of the prior year, while operating margin strengthened 0.3 percentage points to 21.5%. Year-to-date operating income decreased $4.4 million, 9.2%, from the comparative prior period, while operating margin improved 0.3 percentage points to 21.1%.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Net sales	$17.2	$30.1	$(12.9)	(42.9)%
Gross profit	$7.2	$13.8	$(6.6)	(47.8)%
Gross profit %	42.1%	45.8%
Operating income	$0.9	$6.5	$(5.6)	(86.2)%
Operating income %	5.5%	21.6%

	Six Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Net sales	$42.9	$60.5	$(17.6)	(29.1)%
Gross profit	$19.4	$27.7	$(8.3)	(30.0)%
Gross profit %	45.3%	45.8%
Operating income	$5.7	$13.0	$(7.3)	(56.2)%
Operating income %	13.3%	21.5%

Second quarter net sales for the Electronics segment totaled $17.2 million, a decrease of $12.9 million, 42.9%, compared with the prior-year period. Sales for the year-to-date period totaled $42.9 million, a decline of $17.6 million, 29.1%, compared with the prior-year period. These fluctuations were primarily attributable to decreased demand caused by the COVID-19 pandemic as many of our customers shut down operations for a period of time during the quarter and several of our large OEM customers requested to adjust the timing of order request dates into later quarters. In addition, demand in the oil and gas end market was severely impacted, and we experienced some decline resulting from our intentional shift in our customer base which included the release of certain contractual obligations to customers that allowed us to leverage all products to a broader and more diversified customer base. Changes in exchange rates had a minimal impact on second quarter and year-to-date sales.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Americas	$13.4	$26.6	$(13.2)	(49.6)%
EMEA	1.9	1.8	0.1	5.6%
APAC	1.9	1.7	0.2	11.8%
Total	$17.2	$30.1

	Six Months Ended
	June 27, 2020	June 29, 2019	$ Change	% Change
Americas	$35.0	$52.8	$(17.8)	(33.7)%
EMEA	4.4	4.3	0.1	2.3%
APAC	3.5	3.4	0.1	2.9%
Total	$42.9	$60.5

During the second quarter of 2020, sales to the Americas region declined 49.6% while sales to the EMEA and APAC regions improved 5.6% and 11.8%, respectively, compared with the prior-year second quarter. For the 2020 year-to-date period, sales to the Americas region fell by 33.7% while sales to the EMEA and APAC regions grew slightly, compared with the prior year comparable period.

Second quarter gross profit dropped $6.6 million, 47.8%, compared with the second quarter of the prior year, primarily due to the lower sales volume. Gross profit margin for the same period contracted by 3.7 percentage points driven by decreased leverage of fixed costs on lower sales volume. The negative impacts were partially offset by cost management efforts that successfully lowered the segments fixed cost base. Gross profit for the six months ended June 27, 2020 decreased by $8.3 million, 30.0%, compared with the same period in 2019, while gross profit margin contracted from the prior year-to-date period by 0.5 percentage points. Year-to-date margin was impacted by further cost management efforts and a $0.9 million non-recurring benefit from the release of contractual obligations to customers.

SEA expenses decreased by $1.0 million in the second quarter of 2020 compared with the second quarter of 2019, as non-essential spending was eliminated in anticipation of decreased sales volume. Cost saving measures also focused on managing fixed personnel costs. SEA costs as a percentage of sales increased 12.4 percentage points to 36.6% primarily due to reduced leverage of the fixed costs base on lower sales volume. SEA expenses for the year-to-date period decreased by $1.0 million, or 6.8%, compared with the prior-year period. While numerous cost management efforts have been implemented, we have continued to invest in the engineering and R&D necessary to support new product development.

As a result of the impacts to gross profit and SEA costs noted above, operating income declined $5.6 million during the second quarter, and $7.3 million for the year-to-date period, compared to the 2019 comparable periods.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the second quarter of 2020, these costs totaled $6.2 million, of which $4.4 million was amortization of acquisition-related intangible assets and $1.6 million was for costs associated with the separation and transition of our former and current Chief Executive Officer. Year-to-date, corporate and other costs totaled $42.5 million, representing an increase of $33.8 million over the prior-year period caused by a goodwill impairment charge totaling $31.9 million and $1.8 million of CEO transition costs. Refer to Note 6 to the Consolidated, Unaudited Financial Statements for additional discussion of the first quarter goodwill impairment charge.

Interest Expense, net

Net interest expense declined to $2.9 million for the second quarter of 2020 compared with $4.0 million for the prior-year quarter. Average net debt declined to $258.8 million compared with $326.5 million during the second quarter of 2019. Year-to-date net interest expense was down to $5.8 million compared with $8.4 million during the comparable period of 2019. Average net debt for the 2020 year-to-date period totaled $264.4 million compared with $330.5 million in the comparable period of 2019. The decreases primarily resulted from debt repayments.

Income Taxes

The second quarter provision for income taxes was 4.7% of pretax income compared with 21.3% for the 2019 second quarter. The year-to-date provision was 15.0% and 21.7% of pretax income for 2020 and 2019, respectively, after adjusting for the impact of the goodwill impairment charge. The tax provision for the second quarter of 2020 included certain one-time benefits that reduced the effective tax rate for the period. The majority of the $2.6 million of one-time benefits was due to the elimination of certain IRAP obligations in Italy in response to COVID-19 and availing the Company of the ACE benefit in Italy. The effective rate for the second quarter of 2020 before discrete items was 22.7%. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

On March 27, 2020, the President of the U.S. signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The Company has evaluated the various income and payroll tax provisions and expects little or no impact to tax expense. However, the Company is taking advantage of the various payment deferments allowed and employee retention credits afforded by the CARES Act and other similar state and/or foreign liquidity measures.

2020 OUTLOOK

As a result of the continued and evolving economic impact of COVID-19, we believe that our 2020 financial results will continue to be impacted, but the magnitude and duration of the impact is uncertain. In addition, production at any of our facilities may be further affected as a result of possible future government, market or Company actions due to COVID-19.

As a result of the evolving economic impact of COVID-19, we have implemented the following measures to preserve liquidity and mitigate the effects of the downturn.

•	Reductions in our temporary labor force;
•	Reductions in overtime;
•	A hiring freeze across all business units, except for key positions;
•	Furloughs, layoffs and temporary salary reductions;
•	Reduction in the use of contingent labor;
•	Reductions in discretionary spend;
•	Postponement of non-essential capital expenditures;
•	Temporary 20% salary reduction for all officers of the Company;
•	20% reduction in director compensation for the remainder of the year; and
•	Entered into a €5 million note with Intesa Sanpaolo S.p.A.

In the event that economic conditions were to worsen for a protracted period of time, we would have several options available to ensure liquidity as detailed below.

•	Reducing working hours to lower payroll expense;
•	Additional salary reductions, furloughs and/or layoffs;
•	Further reductions in discretionary spending;
•	Drawing on the available balances on our credit lines; and/or
•	Reducing or suspending the dividend to shareholders.

The extent of such actions will be determined by the magnitude and duration of the economic downturn.

With ongoing significant uncertainty, we do not have sufficient visibility to reinstate guidance for 2020. We expect our third quarter will be the trough for us this year given the lower levels in our order book at the end of June. We believe from there we should see recovery with improving order levels.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. In recent years, we have used borrowings on our credit facilities to fund acquisitions. During the first six months of 2020, cash provided by operating activities totaled $40.3 million. At the end of the quarter we had $37.0 million of cash and cash equivalents on hand and $207.4 million of available credit on our revolving credit facilities. We also have a $200 million accordion feature available on our credit facility, subject to certain pro forma compliance requirements, intended to support potential future acquisitions. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

Our principal uses of cash are paying operating expenses, paying dividends to shareholders, making capital expenditures, servicing debt and making acquisition-related payments.

We believe that cash generated from operations and our borrowing availability under our credit facilities will be sufficient to satisfy our operating expenses. In light of current economic uncertainty, we are actively managing operating costs and capital expenditures, which is expected to provide adequate liquidity beyond the next twelve months. In the event that economic conditions were to severely worsen for a protracted period of time, we would have several options available, in addition to increased borrowing to ensure liquidity, as discussed previously.

Cash Flows

The following table summarizes our cash flows for the periods (in millions):

	Six Months Ended
	June 27, 2020	June 29, 2019	$ Change
Net cash provided by operating activities	$40.3	$25.4	$14.9
Net cash used in investing activities	(5.5)	(14.8)	9.3
Net cash used in financing activities	(19.7)	(21.4)	1.7
Effect of exchange rate changes on cash	(0.3)	0.6	(0.9)
Net increase (decrease) in cash	$14.8	$(10.2)	$25.0

Cash on hand increased $14.8 million from $22.2 million at the end of 2019 to $37.0 million at June 27, 2020. Changes in exchange rates during the six months ended June 27, 2020 unfavorably impacted cash and cash equivalents by $0.3 million. Cash balances on hand are a result of our cash management strategy which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and also paying down borrowings on our credit facilities. During the first six months of 2020, we conserved cash to provide liquidity for potential future cash flow needs due to the economic impact of the COVID-19 pandemic.

Operating activities

Cash from operations increased $14.9 million, 58.7%, compared with the prior-year period. $10.7 million of the fluctuation resulted from the 2019 payment on the contingent consideration liability related to the Enovation Controls acquisition. The remaining increase of $4.2 million resulted from improved cash flow from operating assets and liabilities offset by decreased cash earnings. Changes in inventory and accounts receivable reduced cash by $7.8 million and $21.9 million during the first six months of 2020 and 2019, respectively. Days sales outstanding increased slightly during the current period, up to 56 days from 52 days as of June 29, 2019. We have not experienced significant delays in collection of accounts receivable balances from customers as a result of the COVID-19 pandemic. Days of inventory on hand went up to 105 as of June 27, 2020, compared with 96 as of June 29, 2019, impacted by softer than expected demand during the quarter and an increase in certain purchased parts inventories to mitigate the risk of potential supplier constraints. There has been no decline in the net realizable value of our inventory as a result of recent economic conditions.

We have considered the impacts of the current economic environment on our long-lived assets and determined that there have been no indications that the recorded value of our long-lived assets may not be recoverable.

Investing activities

Capital expenditures totaled $5.2 million for the first six months of 2020, a decrease of $10.2 million over the prior-year comparable period. Current year expenditures primarily consist of purchases of machinery and equipment. Due to the current economic conditions and uncertainty of future cash flows, capital expenditure projects are being evaluated and several have been postponed. We are currently only proceeding with critical projects.

Financing activities

Cash flows used in financing activities totaled $19.7 million during the first six months of 2020, compared with cash used of $21.4 million in the prior-year period. The reduction was due to $7.1 million of the 2019 payment of the contingent consideration liability related to the Enovation Controls acquisition, partially offset by increased debt repayments, net of additional borrowings, of $5.4 million.

During the second quarter, we entered into a term facility with Intesa Sanpaolo S.p.A to provide us with additional liquidity of €5.0 million.  We also entered into a term loan and a line of credit with Citibank that allows maximum borrowings of RMB 65.0 million in order to facilitate operational expansion in China.

During the second quarter of 2020, we declared a quarterly cash dividend of $0.09 per share payable on July 20, 2020, to shareholders of record as of July 5, 2020. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any changes made during the first six months of 2020, are disclosed in Note 2 to the Consolidated, Unaudited Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. There were no material changes during the six months ended June 27, 2020.

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

During the second quarter of 2020, we continued to have employees in administrative functions work remotely if they were able to do so effectively. Management has evaluated the effect of this change on internal control over financial reporting and disclosure controls and procedures and determined that it has not had a material effect on our internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934, as amended, during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, “Risk Factors” of our Form 10-K and Part II, Item 1A, “Risk Factors” of our Form 10-Q for the quarter ended March 28, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as set forth below, there have been no material changes to such risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

10.1+	Helios Technologies 2020 Executive Compensation Policy (previously filed as Exhibit 10.1+ to the Company’s Form 8-K filed on March 3, 2020, and incorporated herein by reference).

10.2+	Form of Restricted Stock Unit and Stock Option Agreement (previously filed as Exhibit 10.2+ to the Company’s Form 8-K filed on March 3, 2020, and incorporated herein by reference).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, has been formatted in Inline XBRL.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2020	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)