Form 10-Q
period 2020-09-26
HELIOS TECHNOLOGIES, INC.
filed 2020-11-02
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

The registrant had 32,111,864 shares of common stock, par value $.001, outstanding as of October 23, 2020.

Helios Technologies, Inc.

INDEX

For the quarter ended

September 26, 2020

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	September 26, 2020	December 28, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,444	$22,123
Restricted cash	38	39
Accounts receivable, net of allowance for doubtful accounts of $1,459 and $1,131	71,585	66,677
Inventories, net	77,641	85,195
Income taxes receivable	5,553	3,196
Other current assets	16,729	15,359
Total current assets	203,990	192,589
Property, plant and equipment, net	139,318	145,854
Deferred income taxes	6,843	5,803
Goodwill	354,744	377,569
Other intangible assets, net	289,667	294,651
Other assets	4,603	5,285
Total assets	$999,165	$1,021,751
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$31,347	$29,730
Accrued compensation and benefits	18,473	16,898
Other accrued expenses and current liabilities	13,222	13,549
Current portion of contingent consideration	—	828
Current portion of long-term non-revolving debt, net	11,808	7,623
Dividends payable	2,890	2,884
Income taxes payable	8,676	4,941
Total current liabilities	86,416	76,453
Revolving lines of credit	168,398	208,708
Long-term non-revolving debt, net	80,149	84,062
Deferred income taxes	49,434	49,290
Other noncurrent liabilities	26,952	25,602
Total liabilities	411,349	444,115
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000 shares authorized, 32,096 and 32,047 shares issued and outstanding	32	32
Capital in excess of par value	369,510	365,310
Retained earnings	267,660	267,658
Accumulated other comprehensive loss	(49,386)	(55,364)
Total shareholders' equity	587,816	577,636
Total liabilities and shareholders' equity	$999,165	$1,021,751

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	September 26, 2020	September 28, 2019
	(unaudited)	(unaudited)
Net sales	$122,645	$138,045
Cost of sales	75,702	85,926
Gross profit	46,943	52,119
Selling, engineering and administrative expenses	24,042	24,066
Restructuring charges	—	1,724
Amortization of intangible assets	4,558	4,478
Loss on disposal of intangible asset	—	2,713
Operating income	18,343	19,138
Interest expense, net	2,730	3,790
Foreign currency transaction (gain) loss, net	(727)	30
Miscellaneous income, net	(9)	(72)
Change in fair value of contingent consideration	(13)	(72)
Income before income taxes	16,362	15,462
Income tax provision	3,380	2,671
Net income	$12,982	$12,791
Basic and diluted net income per common share	$0.40	$0.40
Basic and diluted weighted average shares outstanding	32,095	32,027
Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Nine Months Ended
	September 26, 2020	September 28, 2019
	(unaudited)	(unaudited)
Net sales	$371,422	$428,738
Cost of sales	227,910	263,884
Gross profit	143,512	164,854
Selling, engineering and administrative expenses	73,306	75,531
Restructuring charges	—	1,724
Amortization of intangible assets	13,323	13,544
Goodwill impairment	31,871	—
Loss on disposal of intangible asset	—	2,713
Operating income	25,012	71,342
Interest expense, net	8,572	12,223
Foreign currency transaction (gain) loss, net	(319)	92
Miscellaneous income, net	(85)	(122)
Change in fair value of contingent consideration	(47)	703
Income before income taxes	16,891	58,446
Income tax provision	8,224	11,986
Net income	$8,667	$46,460
Basic and diluted net income per common share	$0.27	$1.45
Basic and diluted weighted average shares outstanding	32,079	32,006
Dividends declared per share	$0.27	$0.27

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$12,982	$12,791	$8,667	$46,460
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	8,575	(10,984)	7,237	(12,317)
Unrealized gain (loss) on interest rate swap, net of tax	716	(388)	(1,259)	(3,512)
Total other comprehensive income (loss)	9,291	(11,372)	5,978	(15,829)
Comprehensive income	$22,273	$1,419	$14,645	$30,631

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at June 27, 2020	—	$—	32,081	$32	$367,841	$257,568	$(58,677)	$566,764
Shares issued, restricted stock			(3)					—
Shares issued, other compensation			7					—
Shares issued, ESPP			12		304			304
Stock-based compensation					1,383			1,383
Cancellation of shares for payment of employee tax withholding			(1)		(18)			(18)
Dividends declared						(2,890)		(2,890)
Net income						12,982		12,982
Other comprehensive income							9,291	9,291
Balance at September 26, 2020	—	$—	32,096	$32	$369,510	$267,660	$(49,386)	$587,816

Balance at June 29, 2019	—	$—	32,017	$32	$362,104	$246,828	$(50,710)	$558,254
Shares issued, restricted stock			(1)					—
Shares issued, other compensation			6					—
Shares issued, ESPP			12		408			408
Stock-based compensation					1,277			1,277
Cancellation of shares for payment of withholding tax			(1)		(27)			(27)
Dividends declared						(2,884)		(2,884)
Net income						12,791		12,791
Other comprehensive loss							(11,372)	(11,372)
Balance at September 28, 2019	—	$—	32,033	$32	$363,762	$256,735	$(62,082)	$558,447

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Nine Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at December 28, 2019	—	$—	32,047	$32	$365,310	$267,658	$(55,364)	$577,636
Shares issued, restricted stock			12					—
Shares issued, other compensation			12					—
Shares issued, ESPP			35		1,027			1,027
Shares issued, discretionary contribution			1		45			45
Stock-based compensation					3,830			3,830
Cancellation of shares for payment of employee tax withholding			(11)		(702)			(702)
Dividends declared						(8,665)		(8,665)
Net income						8,667		8,667
Other comprehensive income							5,978	5,978
Balance at September 26, 2020	—	$—	32,096	$32	$369,510	$267,660	$(49,386)	$587,816

Balance at December 29, 2018	—	$—	31,965	$32	$357,933	$219,056	$(46,253)	$530,768
Shares issued, restricted stock			(2)					—
Shares issued, other compensation			19					—
Shares issued, ESPP			40		1,252			1,252
Shares issued, ESOP			24		1,152			1,152
Stock-based compensation					4,058			4,058
Cancellation of shares for payment of employee tax withholding			(13)		(633)			(633)
Dividends declared						(8,647)		(8,647)
Net income						46,460		46,460
Other comprehensive loss							(15,829)	(15,829)
Impact of adoption of ASU 2016-02, related to leases						(134)		(134)
Balance at September 28, 2019	—	$—	32,033	$32	$363,762	$256,735	$(62,082)	$558,447

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 26, 2020	September 28, 2019
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$8,667	$46,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,805	26,006
(Gain) loss on disposal of assets	(32)	2,793
Goodwill impairment	31,871	—
Stock-based compensation expense	3,830	4,058
Amortization of debt issuance costs	537	545
Benefit for deferred income taxes	(2,937)	(1,381)
Change in fair value of contingent consideration	(47)	630
Forward contract losses (gains), net	2,513	(3,973)
Net investment hedge loss	164	—
Other, net	1,202	1,304
(Increase) decrease in:
Accounts receivable	(4,685)	(6,533)
Inventories	7,776	(6,674)
Income taxes receivable	(2,874)	(1,598)
Other current assets	(1,382)	(3,448)
Other assets	2,613	1,259
Increase (decrease) in:
Accounts payable	1,387	(5,046)
Accrued expenses and other liabilities	955	6,249
Income taxes payable	3,548	3,363
Other noncurrent liabilities	(1,884)	(2,386)
Contingent consideration payments in excess of acquisition date fair value	—	(10,731)
Net cash provided by operating activities	77,027	50,897
Cash flows from investing activities:
Capital expenditures	(7,155)	(19,584)
Proceeds from dispositions of equipment	103	124
Cash settlement of forward contracts	(1,742)	2,256
Software development costs	(227)	—
Net cash used in investing activities	(9,021)	(17,204)
Cash flows from financing activities:
Borrowings on revolving credit facilities	11,000	107,814
Repayment of borrowings on revolving credit facilities	(55,609)	(135,750)
Borrowings on long-term non-revolving debt	5,812	—
Repayment of borrowings on long-term non-revolving debt	(5,905)	(4,188)
Proceeds from stock issued	1,027	1,252
Dividends to shareholders	(8,660)	(8,641)
Payment of contingent consideration liability	(830)	(7,064)
Other financing activities	(1,107)	(1,370)
Net cash used in financing activities	(54,272)	(47,947)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,414)	4,482
Net increase (decrease) in cash, cash equivalents and restricted cash	10,320	(9,772)
Cash, cash equivalents and restricted cash, beginning of period	22,162	23,515
Cash, cash equivalents and restricted cash, end of period	$32,482	$13,743

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

HELIOS TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Currencies in thousands, except per share data)

1. COMPANY BACKGROUND

Helios Technologies, Inc. (“Helios,” the “Company,” “we,” “our” or “us”), together with its wholly-owned subsidiaries, is an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets.  Sun Hydraulics, LLC (“Sun Hydraulics” or “Sun”), Enovation Controls, LLC (“Enovation Controls”), Faster S.r.l. (“Faster”) and Custom Fluidpower Pty Ltd (“Custom Fluidpower”), are the wholly-owned operating subsidiaries of Helios.

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

The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The current COVID-19 pandemic has had an impact on markets the Company serves, its operations and, as a result, the financial results for the year and the Company’s near-term outlook. The Company cannot at this time predict the impact of the COVID-19 pandemic on its business or economic conditions as a whole, but it could have a material adverse effect on the business, financial position, results of operations and/or cash flows. Operating results for the nine months ended September 26, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ended January 2, 2021.

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

Contract Assets and Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $2,826 and $2,796 at September 26, 2020 and December 28, 2019, respectively, and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to satisfying the underlying performance obligation. Contract liabilities totaled $902 and $353 at September 26, 2020 and December 28, 2019, respectively, and are presented in Other accrued expenses and current liabilities in the Consolidated Balance Sheets.

Research and Development

The Company conducts research and development (“R&D”) to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $11,821, and $11,635 for the nine months ended September 26, 2020 and September 28, 2019, respectively.

Capitalized Software Development Costs

The Company sells certain products that contain embedded software that is integral to the functionality of the products. Internal and external costs incurred for developing this software are charged to expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the products are available for general release to customers, no additional costs are capitalized.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$12,982	$12,791	$8,667	$46,460
Basic and diluted weighted average shares outstanding	32,095	32,027	32,079	32,006
Basic and diluted net income per common share	$0.40	$0.40	$0.27	$1.45

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

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at September 26, 2020 and December 28, 2019.

	September 26, 2020
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$416	$—	$416	$—
Total	$416	$—	$416	$—
Liabilities
Interest rate swap contract	$8,599	$—	$8,599	$—
Forward foreign exchange contracts	593	—	593	—
Total	$9,192	$—	$9,192	—

	December 28, 2019
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$815	$—	$815	$—
Total	$815	$—	$815	$—
Liabilities
Interest rate swap contract	$5,792	$—	$5,792	$—
Forward foreign exchange contracts	219	—	219	—
Contingent consideration	828	—	—	828
Total	$6,839	$—	$6,011	$828

A summary of the changes in the estimated fair value of contingent consideration at September 26, 2020 is as follows:

Balance at December 28, 2019	$828
Change in estimated fair value	(47)
Payment on liability	(830)
Currency remeasurement	49
Balance at September 26, 2020	$—

4.  INVENTORIES

At September 26, 2020 and December 28, 2019, inventory consisted of the following:

	September 26, 2020	December 28, 2019
Raw materials	$32,118	$34,340
Work in process	27,340	28,667
Finished goods	26,702	29,711
Provision for obsolete and slow moving inventory	(8,519)	(7,523)
Total	$77,641	$85,195

5.  OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, that are classified as operating leases. Remaining terms on these leases range from less than one year to ten years. For the nine months ended September 26, 2020 and September 28, 2019, operating lease costs totaled $2,765 and $2,724, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	September 26, 2020	December 28, 2019
Right-of-use assets	$10,439	$12,310
Lease liabilities:
Current lease liabilities	$3,390	$3,155
Non-current lease liabilities	7,234	9,312
Total lease liabilities	$10,624	$12,467

Weighted average remaining lease term (in years):		5.2
Weighted average discount rate:		4.8%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,786	$2,737
Right-of-use assets obtained in exchange for new operating lease liabilities	$418	$1,465

Maturities of lease liabilities are as follows:

2020 Remaining	$957
2021	3,776
2022	1,909
2023	1,460
2024	1,011
2025	711
Thereafter	2,316
Total lease payments	12,140
Less: Imputed interest	(1,516)
Total lease obligations	10,624
Less: Current lease liabilities	(3,390)
Non-current lease liabilities	$7,234

6.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the nine months ended September 26, 2020, is as follows:

	Hydraulics	Electronics	Total
Balance at December 28, 2019	$271,196	$106,373	$377,569
Impairment charge	(31,871)	—	(31,871)
Currency translation	9,046	—	9,046
Balance at September 26, 2020	$248,371	$106,373	$354,744

During the first quarter of 2020, the global economy was significantly impacted by the COVID-19 pandemic. Given the economic impact, primarily in Europe, government-mandated facility closures and an unfavorable outlook for certain end markets, the Company concluded that this change in circumstances triggered the need to conduct an interim impairment review of its Faster reporting unit. The interim review was performed as of March 28, 2020. A recoverability test for the long-lived assets within the Faster reporting unit was performed first and resulted in the conclusion that the carrying value of the long-lived assets was fully recoverable. An interim quantitative impairment test for goodwill was then performed.

The fair value of the Faster reporting unit was determined based on a combination of income and market approach methodologies. The income approach utilized a discounted cash flow analysis, which estimates the present value of the projected free cash flows to be generated by the reporting unit. Principal assumptions used in the analysis included the Company's estimates of future revenue and terminal growth rates, margin assumptions and discount rates. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made every effort to estimate future cash flows as accurately as possible, given the high degree of economic uncertainty that existed. The market approaches estimate fair value by comparing to guideline public companies and guideline transactions. Various valuation multiples of companies that are economically and operationally similar were used as data points for selecting multiples. The Company concluded that the estimated fair value of the Faster reporting unit was less than its carrying value, and as a result, recorded a non-cash, non-tax-deductible goodwill impairment charge of $31,871. If the economic impact from the COVID-19 pandemic is more severe than anticipated, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, it could result in further goodwill impairment charges.

The Company considered the known and anticipated impacts of the COVID-19 pandemic on its other reporting units and concluded that it was more likely than not that their fair value exceeded their carrying value.

Intangible Assets

At September 26, 2020, and December 28, 2019, intangible assets consisted of the following:

	September 26, 2020			December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$57,004	$(10,002)	$47,002	$56,032	$(7,658)	$48,374
Non-compete agreements	950	(728)	222	950	(586)	364
Technology	32,214	(11,127)	21,087	31,704	(8,661)	23,043
Supply agreement	21,000	(8,050)	12,950	21,000	(6,475)	14,525
Customer relationships	235,407	(27,228)	208,179	227,844	(19,499)	208,345
Software development costs - in process	227	—	227	—	—	—
	$346,802	$(57,135)	$289,667	$337,530	$(42,879)	$294,651

Amortization expense for the nine months ended September 26, 2020, and September 28, 2019, was $13,323 and $13,544, respectively. Future estimated amortization expense, excluding software development in process, is presented below.

Year:
2020 Remaining	$4,680
2021	18,161
2022	17,898
2023	17,839
2024	17,184
2025	17,121
Thereafter	196,557
Total	$289,440

7.  DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	September 26, 2020	December 28, 2019	Location	September 26, 2020	December 28, 2019
Derivatives designated as hedging instruments:
Interest rate swap contract	Other assets	$—	$—	Other non-current liabilities	$8,599	$5,792
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	340	509	Other current liabilities	254	213
Forward foreign exchange contracts	Other assets	76	306	Other non-current liabilities	339	6
Total derivatives		$416	$815		$9,192	$6,011
(1) See Note 3 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the nine months ended September 26, 2020 and September 28, 2019, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	September 26, 2020	September 28, 2019	into Earnings (Effective Portion)	September 26, 2020	September 28, 2019
Derivatives in cash flow hedging relationships:
Interest rate swap contract	$(2,807)	$(4,539)	Interest expense, net	$(2,630)	$(658)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $8,572 and $12,223 for the nine months ended September 26, 2020 and September 28, 2019, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	September 26, 2020	September 28, 2019	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$(2,513)	$3,973	Foreign currency transaction gain loss, net

Interest Rate Swap Contract

The Company has entered into an interest rate swap transaction to hedge the variable interest rate payments on the credit facilities. In connection with this transaction, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swap has an aggregate notional amount of $150,000, which decreases by $25,000 annually, has been designated as a hedging instrument and is accounted for as a cash flow hedge. The interest rate swap was effective on August 2, 2018 and is scheduled to expire on April 3, 2023. The contract will be settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge transactional exposure associated with commitments arising from transactions denominated in a currency other than the functional currency of the respective operating entity. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At September 26, 2020, the Company had 14 forward foreign exchange contracts with an aggregate notional value of €51,823, maturing at various dates through April 1, 2022.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90,000 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $104,648 as of September 26, 2020 and is included in the Revolving lines of credit line item in the Consolidated Balance Sheets. The loss on the net investment hedge recorded in accumulated other comprehensive income (“AOCI”) as part of the currency translation adjustment was $3,189, net of tax, for the nine months ended September 26, 2020. A loss of $164, associated with the net investment hedge, was reclassified from AOCI into earnings for the nine months ended September 26, 2020.

8.  CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	September 26, 2020	December 28, 2019
Long-term non-revolving debt:
Term loan credit facility with PNC Bank	4/3/2023	$86,250	$91,250
Term loan credit facility with Intesa Sanpaolo S.p.A	12/23/2021	5,814	—
Term loan credit facility with Citibank	11/18/2022	219	—
Term loan credit facility with Shinhan Bank	3/30/2020	—	862
Other long-term debt	Various	293	376
Total long-term non-revolving debt		92,576	92,488
Less: current portion of long-term non-revolving debt		11,808	7,623
Less: unamortized debt issuance costs		619	803
Total long-term non-revolving debt, net		$80,149	$84,062

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	September 26, 2020	December 28, 2019	September 26, 2020	December 28, 2019
Revolving line of credit with PNC Bank	4/3/2023	$168,398	$208,708	$231,283	$191,292
Revolving line of credit with Citibank	TBD	—	—	2,199	—
		$168,398	$208,708	$233,482	$191,292

Future maturities of total debt are as follows:

Year:
2020 Remaining	$1,926
2021	13,535
2022	8,944
2023	236,569
Total	$260,974

Term Loan and Line of Credit with PNC Bank

The Company has a credit agreement that includes a revolving line of credit and term loan credit facility with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The revolving line of credit allows for borrowings up to an aggregate maximum principal amount of $400,000.

The Company has exchanged a portion of the USD denominated borrowings on the line of credit for €90,000 in order to hedge currency exposure in foreign operations. The borrowings have been designated as a net investment hedge, see additional information in Note 7.

The effective interest rate on the credit agreement at September 26, 2020 was 1.84%. Interest expense recognized on the credit agreement during the nine months ended September 26, 2020 and September 28, 2019, totaled $5,863 and $11,442, respectively. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

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

9. INCOME TAXES

The provision for income taxes for the nine months ended September 26, 2020 and September 28, 2019 was 16.9% and 20.5% of pretax income, respectively, after adjusting for the impact of the goodwill impairment charge. The provision for taxes includes certain onetime benefits that caused the effective tax rate for the nine months ended September 26, 2020 to be less than the effective tax rate for the nine months ended September 28, 2019. During the nine months ended September 26, 2020, the Company recorded onetime benefits totaling $2,600, the majority of which is due to the elimination of certain regional tax obligations (“IRAP”) in Italy in response to COVID-19 and availing the Company of the Allowance for Corporate Equity (“ACE”) benefit in Italy. The effective rate for the nine months ended September 26, 2020 before discrete items was 22.1%.

At September 26, 2020, the Company had an unrecognized tax benefit of $8,973 including accrued interest. If recognized, the unrecognized tax benefit would have a favorable effect on the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of September 26, 2020 is not considered material to the Company’s consolidated financial statements.

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

Restricted Stock and Restricted Stock Units

The Company grants restricted shares of common stock and restricted stock units (“RSUs”) in connection with a long-term incentive plan. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets.

Compensation expense recognized for restricted stock and RSUs totaled $3,158 and $2,783, respectively, for the nine months ended September 26, 2020 and September 28, 2019.

The following table summarizes restricted stock and RSU activity for the nine months ended September 26, 2020:

	Number of	Weighted Average
	Shares / Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at December 28, 2019	203	$42.73
Granted	182	36.67
Vested	(79)	43.61
Forfeited	(68)	42.04
Nonvested balance at September 26, 2020 (1)	238	$38.82

(1) Includes 61,996 unvested performance-based RSUs.

The Company had $6,426 of total unrecognized compensation cost related to the restricted stock and RSU awards as of September 26, 2020. That cost is expected to be recognized over a weighted average period of 1.9 years.

Stock Options

The following table summarizes stock options the Company has granted to its officers (in thousands, except per share data):

			September 26, 2020
	Options	Option Exercise	Options	Options	Options
Date of Grant	Granted	(Strike) Price	Forfeited	Outstanding	Exercisable
February 28, 2020	18	$39.75	10	9	—
July 1, 2020	5	35.04	—	5	—
Total	23		10	14	—

The exercise prices per share are equal to the market price of Helios stock on the respective grant dates. The options vest ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model. At September 26, 2020, the Company had $147 of unrecognized compensation cost related to the options which is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which U.S. employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom (“UK”), under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. Employees purchased 33,519 shares at a weighted average price of $30.65, and 37,217 shares at a weighted average price of $33.65, under the ESPP and UK plans during the nine months ended September 26, 2020 and September 28, 2019, respectively. The Company recognized $220 and $398 of compensation expense during the nine months ended September 26, 2020 and September 28, 2019, respectively.

Nonemployee Director Fees Plan

The Company’s 2012 Nonemployee Director Fees Plan compensates nonemployee directors for their board service with shares of common stock.  Directors were granted 11,775 and 18,875 shares for the nine months ended September 26, 2020 and September 28, 2019, respectively. The Company recognized director stock compensation expense of $480 and $856 for the nine months ended September 26, 2020 and September 28, 2019, respectively.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 28, 2019	$(5,372)	$(49,992)	$(55,364)
Other comprehensive (loss) income before reclassifications	(4,781)	9,389	4,608
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,974	—	1,974
Tax effect	1,548	(2,152)	(604)
Net current period other comprehensive (loss) income	(1,259)	7,237	5,978
Balance at September 26, 2020	$(6,631)	$(42,755)	$(49,386)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 29, 2018	$(2,309)	$(43,944)	$(46,253)
Other comprehensive loss before reclassifications	(5,053)	(17,675)	(22,728)
Amounts reclassified from accumulated other comprehensive loss, net of tax	514	—	514
Tax effect	1,027	5,358	6,385
Net current period other comprehensive loss	(3,512)	(12,317)	(15,829)
Balance at September 28, 2019	$(5,821)	$(56,261)	$(62,082)

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the nine months ended September 26, 2020, the unallocated costs totaled $47,801 and included certain corporate costs not deemed to be allocable to either business segment of $2,607, amortization of acquisition-related intangible assets of $13,323, and the goodwill impairment charge of $31,871. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

The following table presents financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales
Hydraulics	$98,206	$110,089	$304,113	$340,262
Electronics	24,439	27,956	67,309	88,476
Total	$122,645	$138,045	$371,422	$428,738
Operating income
Hydraulics	$18,942	$17,867	$62,413	$65,752
Electronics	4,683	5,977	10,400	18,977
Corporate and other	(5,282)	(4,706)	(47,801)	(13,387)
Total	$18,343	$19,138	$25,012	$71,342
Capital expenditures
Hydraulics	$1,109	$3,774	$5,426	$17,606
Electronics	831	397	1,729	1,978
Total	$1,940	$4,171	$7,155	$19,584

	September 26, 2020	December 28, 2019
Total assets
Hydraulics	$747,708	$768,324
Electronics	246,621	251,252
Corporate	4,836	2,175
Total	$999,165	$1,021,751

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right-of-use assets.

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales
Americas	$49,167	$67,340	$155,740	$202,974
EMEA	33,628	34,020	102,680	116,802
APAC	39,850	36,685	113,002	108,962
Total	$122,645	$138,045	$371,422	$428,738

	September 26, 2020	December 28, 2019
Tangible long-lived assets
Americas	$83,877	$87,104
EMEA	27,517	28,436
APAC	17,485	18,004
Total	$128,879	$133,544

13.  RELATED PARTY TRANSACTIONS

The Company purchases from and sells inventory to entities partially owned or managed by directors of Helios. For the nine months ended September 26, 2020 and September 28, 2019, inventory sales to the entities totaled $2,572 and $1,113, respectively, and inventory purchases from the entities totaled $2,942 and $3,857, respectively.

The Company also utilizes the legal services of a law firm where a director of Helios is a partner. Expenses incurred from the entity totaled $251 for the nine months ended September 26, 2020.

At September 26, 2020 and December 28, 2019, amounts due from the entities totaled $536 and $73, respectively, and amounts due to the entities totaled $177 and $361, respectively.

14. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

15. SUBSEQUENT EVENTS

Entry into Material Definitive Agreement

On October 9, 2020, Helios entered into a definitive agreement to acquire BWG Holdings I Corp., operating as Balboa Water Group (“Balboa”), for $218,500 from certain affiliates of AEA Investors LP (“the Acquisition”). Helios plans to fund the Acquisition through a combination of cash and existing and new credit facilities. The transaction is expected to close in the fourth quarter of 2020, subject to customary closing conditions and regulatory approvals.

Balboa is an innovative market leader of electronic controls for the health and wellness industry with proprietary and patented technology that enables end-to-end electronic control systems for therapy baths and spas. Headquartered in Costa Mesa, CA, Balboa is a global operation selling into 47 countries and utilizing a new state-of-the-art manufacturing facility in Baja, Mexico.

The intent to acquire Balboa is in alignment with Helios’s Vision 2025 goals, advancing the Company as a global technology leader in the industrial goods sector while maintaining superior profitability and financial strength. Balboa further diversifies the Company’s electronics product portfolio and broadens the Company’s global footprint.

Amended and Restated Credit Agreement

On October 28, 2020, the Company amended and restated its credit agreement with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The amendment increased the term loan credit facility to an aggregate principal amount of $200,000. The revolving credit facility’s aggregate maximum principal borrowing amount remained unchanged at $400,000, and the accordion feature was increased to an aggregate principal amount of $300,000. The credit facilities are available through October 28, 2025.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans" and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this report and those identified in Item 1A, "Risk Factors" included in our Form 10-K and Part II, Item 1A, “Risk Factors” of our Form 10-Q for the quarter ended March 28, 2020 (“first quarter Form 10-Q”). In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Strategic Vision

Vision 2025

Achieve Global Technology Leadership in the Industrial Goods Sector by 2025 with Critical Mass

Exceeding $1B in Sales While Maintaining Superior Profitability & Financial Strength

Vision 2025 (our “Vision”) states our strategic goal of being a technology leader in the industrial goods sector. Important components of the Vision include reaching critical mass of $1 billion in sales by 2025 through both organic and acquisitive growth. Organic growth in both segments, Electronics and Hydraulics, will drive us toward our revenue goal and will be augmented by additive revenue from companies we choose to acquire. In addition to the topline growth, we are focused on our goal of maintaining superior profitability and financial strength.

Continued product development is a key factor to organic and synergistic growth in both the Hydraulics and Electronics segments, including joint development between the two segments.

In the Hydraulics segment, we continue to invest in our FLeX series of electro-hydraulic cartridge valves for the mobile and industrial markets in both high and low pressure applications. We have already released over 25 new FLeX series valves and will have a significant number of additional introductions to the the FLeX family. These products allow us to compete in parts of the market where we could not before, including complete valve solutions. Investments in sustaining engineering and simulation development are delivering performance improvements of our existing valves by reducing manufacturing costs through improved first pass yield. In addition, the sophistication process of coupling solutions and the electrification of these products has now entered the second phase of its development. We have identified new products to be developed and tested with selected customers with the goal of reinforcing the technological advantage we have historically had and so that we can continue to expand in this market.

In the Electronics segment, we have launched our new line of ACE™-configurable MCx controllers. Built for market flexibility, the MCx controller series empowers original equipment manufacturers (“OEMs”) and distribution partners with a machine control hardware and software system solution that can be easily adapted to any application using our intuitive ACE configuration software or the widely used CODESYS platform. ACE software allows users to quickly build a solution using our patented drag-and-drop coding blocks and makes it easy to rapidly incorporate Sun Hydraulics’ components and Enovation Controls’ customizable displays into a project. MCx hardware and ACE software, combined with Sun's XMD drivers and FLeX Series directional valves, provide customers a complete solution for a wide range of electro-hydraulic control applications. Enovation Controls has also launched a complete family of edge-to-edge connected PowerView displays for existing recreational and off-highway customers. With new smaller, higher-resolution screen sizes to fit the needs of customers, this new platform has brought us significant new customer wins.

On October 9, 2020, we entered into a definitive agreement to purchase Balboa. Balboa is an innovative market leader in electronic controls for the health and wellness industry with proprietary and patented technology that enables end-to-end electronic control systems for therapy baths and spas. Headquartered in Costa Mesa, CA, Balboa is a global operation selling into 47 countries and utilizing a new state-of-the-art manufacturing facility in Baja, Mexico. The acquisition brings us another step closer to the realization of our Vision. Balboa further diversifies our electronics product portfolio and broadens our global footprint.

Acquisitions of companies that advance our technology capabilities will continue to be critical to achieving our Vision. Target product offerings include hydraulic components and/or systems, electronic controls and instrumentation and linked technologies such as electro-mechanical actuators, factory automation, software, or products relevant to the Internet of Things

Global Economic Conditions

Impact of COVID-19 on our business

The COVID-19 pandemic has caused, and continues to cause, significant economic disruption globally, and substantial uncertainty exists regarding the magnitude and duration of the pandemic and its economic impact. Broad measures taken by governments, businesses and others to limit the spread of the virus are adversely affecting the Company and its customers.

Our primary manufacturing locations are currently fully operational but have been, and continue to be, impacted to differing degrees by various COVID-19 related factors such as:

•	Government mandated facility closures.
o

Our Chinese locations were closed throughout February, after the national holiday, and reopened mid-March at about 50% working capacity. We gradually resumed full production in China by the end of the first quarter.

o

Production in our Faster operation located in Italy was shut down for four weeks starting in mid-March. During this time, the facility was permitted to ship finished goods to essential business customers and continue administrative functions through remote working capabilities. Production resumed in mid-April and Faster has since remained fully operational.

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

•	Supply chain constraints. The majority of our suppliers remain open and we currently have experienced limited disruption to production due to supply chain issues.
•

Delivery constraints. We experienced some delivery delays towards the end of the first quarter and early in the second quarter, primarily due to OEM customers in the U.S. and Europe having temporarily shut down.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products decreased an additional 22% during the first eight months of 2020, after decreasing 7% in 2019. In Europe, the European Agricultural Machinery Association (“CEMA”) Business Barometer reported the general business climate index for the European agricultural machinery industry is positive after more than a year in negative territory; sales and incoming orders from both within and outside the EU have risen significantly in recent weeks. The CECE (Committee for European Construction Equipment) business climate index saw a sharp drop in March after three months of strong recovery, due to deteriorating future business expectations. However, future expectations and the climate index has gradually improved through July.

Electronics

According to the Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., sales of semiconductors and other electronics components improved during the third quarter of 2020, exceeding fourth quarter 2019 levels. The Institute of Printed Circuits Association reports that total North American printed circuit board shipments in September 2020 were up 7.0% compared with the same month last year; compared with August 2020, September shipments grew 21.3%. In our Electronics segment, we are experiencing declining sales in excess of the overall market, due to softer demand in recreational and oil and gas end markets as well as a strategic change we made to our customer base during 2019. In addition, several of our large OEM customers have requested to adjust the timing of order request dates into later quarters. For additional information, refer to the discussion of 2020 results of our Electronics segment below.

2020 Third Quarter Results and Comparison of the Three and Nine Months Ended September 26, 2020 and September 28, 2019

(in millions except per share data)

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Net sales	$122.6	$138.0	$(15.4)	(11.2)%
Gross profit	$46.9	$52.1	$(5.2)	(10.0)%
Gross profit %	38.3%	37.8%
Operating income	$18.3	$19.1	$(0.8)	(4.2)%
Operating income %	14.9%	13.8%
Net income	$13.0	$12.8	$0.2	1.6%
Basic and diluted net income per common share	$0.40	$0.40	$—	(—)%

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Net sales	$371.4	$428.7	$(57.3)	(13.4)%
Gross profit	$143.5	$164.9	$(21.4)	(13.0)%
Gross profit %	38.6%	38.5%
Operating income	$25.0	$71.3	$(46.3)	(64.9)%
Operating income %	6.7%	16.6%
Net income	$8.7	$46.5	$(37.8)	(81.3)%
Basic and diluted net income per common share	$0.27	$1.45	$(1.18)	(81.4)%

Third quarter consolidated net sales declined $15.4 million, 11.2%, compared with the prior-year period. Changes in foreign currency exchange rates favorably impacted sales for the quarter by $2.0 million, 1.6%, and earnings per share by $0.01. A large portion of the third quarter sales decline was attributed to the effects of the COVID-19 pandemic on our business, customers and end markets. From a geographic perspective, our sales to the Americas region were impacted significantly during the quarter, declining 27.0% over the 2019 third quarter. Europe, the Middle East and Africa (“EMEA”) experienced some recovery during the quarter, with sales to the region declining only 5.3% compared to the prior third quarter, excluding currency effects. Demand and our recent expansion efforts in the Asia Pacific (“APAC”) region drove growth of 7.1% over the prior third quarter, excluding currency effects.

Consolidated net sales for the year-to-date period declined $57.3 million, 13.4%, compared with the prior-year period. Changes in foreign currency exchange rates unfavorably impacted sales for the first nine months of 2020 by $1.8 million, 0.5%, and earnings per share by $0.01. During the month of April, we experienced a considerable impact on sales due to facility closures, customer shut-downs and regulatory restrictions imposed on shipments. However, our production capabilities recovered throughout the second quarter, with the third quarter returning to more typical levels. Our sales continue to be impacted by a general softness in demand in certain end markets and reduced order intake across both segments compared with the prior year period.

Gross profit trended downward in the third quarter compared with the third quarter of 2019, due to lower sales volume, partially offset by a favorable impact from changes in foreign currency rates of $0.6 million. Gross margin increased by 0.5 percentage points compared with the prior-year period, driven by successful management of our fixed cost base and favorable product mix, partially offset by increased costs associated with COVID-19. Gross profit for the year-to-date period declined $21.4 million, 13.0%, compared to the prior-year period while gross margin improved 0.1 percentage points.

Operating income as a percentage of sales increased 1.1 percentage points to 14.9% in the third quarter of 2020 compared with 13.8% in the prior-year period, primarily due to the positive impacts to gross margin and effective cost management efforts partially offset by $0.6 million of costs incurred related to the separation of a former officer of the company. Comparability was also impacted by one-time charges during the 2019 third quarter for organizational restructuring of $1.7 million and a loss on disposal of intangible assets of $2.7 million.

We have employed multiple cost saving measures to mitigate the effects of the downturn, including: decreased use of consultants and contractors, adjustments to our fixed cost labor base by implementing salary reductions, furloughs and layoffs, and reduced travel and other discretionary spend. Our cost saving measures have been partially offset as we have incurred costs related to the purchase of safety equipment, personal protective equipment and higher cleaning costs to ensure our employees’ safety during the pandemic.

Operating income for the first nine months of 2020 totaled $25.0 million. Current and expected economic impacts from the COVID-19 pandemic led to an impairment charge of $31.9 million of goodwill at our Faster reporting unit during the first quarter of 2020. Continued negative impacts to the global economy and reductions in our expected future cash flows could cause further impairment to our goodwill or other assets.

SEGMENT RESULTS

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Net sales	$98.2	$110.1	$(11.9)	(10.8)%
Gross profit	$35.5	$39.1	$(3.6)	(9.2)%
Gross profit %	36.1%	35.5%
Operating income	$18.9	$17.9	$1.0	5.6%
Operating income %	19.2%	16.3%

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Net sales	$304.1	$340.3	$(36.2)	(10.6)%
Gross profit	$112.7	$124.2	$(11.5)	(9.3)%
Gross profit %	37.1%	36.5%
Operating income	$62.4	$65.8	$(3.4)	(5.2)%
Operating income %	20.5%	19.3%

Third quarter net sales for the Hydraulics segment totaled $98.2 million, a decline of $11.9 million, 10.8%, compared with the prior-year period, impacted significantly by the effects of the COVID-19 pandemic on our end markets and customers. Changes in foreign currency exchange rates favorably impacted sales for the quarter by $1.9 million.

Year-to-date net sales totaled $304.1 million, a decrease of $36.2 million, 10.6%, compared with the prior comparable period. Changes in foreign currency exchange rates accounted for $1.7 million of the year-to-date decline. Disruptions caused by the pandemic, including our facility closures and regulatory restrictions on shipments experienced during the first and second quarters, as well as ongoing reduced end market demand and related impacts to our customers led to diminished sales during the year-to-date period. While the pandemic impacted shipments in the third quarter, we continued to ship certain CVT and Systems products from our past due order book which offset some of the impact. In addition, a general softening of demand in certain end markets, which has been occurring since mid-2019, has further reduced incoming orders.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Americas	$27.7	$43.3	$(15.6)	(36.0)%
EMEA	32.1	31.9	0.2	0.6%
APAC	38.4	34.9	3.5	10.0%
Total	$98.2	$110.1

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Americas	$99.4	$126.2	$(26.8)	(21.2)%
EMEA	96.7	110.4	(13.7)	(12.4)%
APAC	108.0	103.7	4.3	4.1%
Total	$304.1	$340.3

Shipments and demand weakened in the Americas region during the third quarter of 2020 with sales declining 36.0% compared with the prior-year third quarter. Sales to the EMEA region declined 3.5% compared to the 2019 third quarter after consideration of positive impacts from foreign currency fluctuations totaling $1.3 million. Sales to the APAC region expanded 10% compared with the third quarter of 2019, a result of increased demand in China as well as our recent expansion in the region. After consideration of the positive impact from changes in exchange rates, totaling $0.6 million, sales to the APAC region improved 8.3% over the third quarter of 2019.

Year-to-date shipments and demand weakened in the Americas and EMEA regions by 21.2% and 12.4%, respectively, compared with the same period in 2019. The segment did not experience a material impact on sales due to changes in currency exchange rates in the EMEA region. The APAC region experienced growth of $4.3 million for the nine months ended September 26, 2020 compared with the same period of 2019. After consideration of a $1.7 million negative impact from changes in exchange rates, sales to the APAC region improved 5.8% over the same period in 2019.

In the third quarter of 2020, gross profit trended downward compared with the third quarter of the prior year due to lower sales volume, partially offset by a favorable impact from changes in foreign currency rates of $0.6 million. Gross profit margin increased 0.6 percentage points to 36.1%, from 35.5% in the prior-year period, due to a favorable product mix in sales and savings from cost containment efforts, including management of our fixed cost base by implementing furloughs and temporary salary reductions.

Year-to-date gross profit declined $11.5 million, 9.3%, from the prior year comparable period, while gross profit as a percentage of sales for the same period increased 0.6 percentage points. In addition to the third quarter impacts noted above, year-to-date margin improvement was attributable to effective cost management efforts, savings from our 2019 organizational restructure at Sun Hydraulics and production efficiencies gained from our CVT manufacturing consolidation project, which was completed in the first quarter of 2019.

Selling, engineering and administrative expenses (“SEA”) decreased $0.2 million, 1.2%, in the third quarter of 2020 compared with the same period of the prior year, a result of aggressive cost management efforts, partially offset by increased corporate operating costs allocated to the segment that were incurred to support the growth and change in structure of Helios. Reduced leverage of our fixed cost base on lower sales led to SEA as a percent of sales increasing 1.6 percentage points during the quarter compared to the 2019 third quarter.

SEA costs decreased $3.7 million, 6.9%, in the first nine months of 2020, compared with the prior-year period, a result of successful cost management efforts in light of the COVID-19 pandemic and its economic impact. These efforts included reductions in costs related to wages, travel and marketing, professional fees, training and other discretionary costs, partially offset by increased cost for safety equipment and cleaning services. As a percentage of sales, SEA increased 0.7 percentage points compared with the first nine months of 2019, impacted by reduced leverage of our fixed costs base on lower sales.

During the third quarter of 2019, we incurred one-time costs for an organizational restructure totaling $1.7 million and $2.7 million from a loss on disposal of an intangible asset due to the termination of our technology licensing agreement.

As a result of the impacts to gross profit, SEA and other costs noted above, third quarter operating income increased $1.0 million, 5.6%, compared with the third quarter of the prior year, while operating margin strengthened 2.9 percentage points to 19.2%. Year-to-date operating income decreased $3.4 million, 5.2%, from the comparative prior period, while operating margin improved 1.2 percentage points to 20.5%.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Net sales	$24.4	$28.0	$(3.6)	(12.9)%
Gross profit	$11.4	$13.0	$(1.6)	(12.3)%
Gross profit %	46.8%	46.4%
Operating income	$4.7	$6.0	$(1.3)	(21.7)%
Operating income %	19.2%	21.4%

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Net sales	$67.3	$88.5	$(21.2)	(24.0)%
Gross profit	$30.8	$40.7	$(9.9)	(24.3)%
Gross profit %	45.7%	46.0%
Operating income	$10.4	$19.0	$(8.6)	(45.3)%
Operating income %	15.5%	21.5%

Third quarter net sales for the Electronics segment totaled $24.4 million, a decrease of $3.6 million, 12.9%, compared with the prior-year period. Sales for the year-to-date period totaled $67.3 million, a decline of $21.2 million, 24.0%, compared with the prior-year period. Decreased demand caused by the COVID-19 pandemic has had a significant impact on our sales as many of our customers shut down operations for a period of time during the second quarter and several of our large OEM customers requested to adjust the timing of order request dates into later quarters. In addition, demand in the oil and gas end market has been severely impacted, and we continue to experience some decline resulting from our intentional shift in our customer base which included the release of certain contractual obligations to customers that allowed us to leverage all of our products to a broader and more diversified customer base. Changes in exchange rates had a minimal impact on third quarter and year-to-date sales.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Americas	$21.4	$24.1	$(2.7)	(11.2)%
EMEA	1.5	2.1	(0.6)	(28.6)%
APAC	1.5	1.8	(0.3)	(16.7)%
Total	$24.4	$28.0

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Americas	$56.4	$76.8	$(20.4)	(26.6)%
EMEA	5.9	6.4	(0.5)	(7.8)%
APAC	5.0	5.3	(0.3)	(5.7)%
Total	$67.3	$88.5

During the third quarter of 2020, sales to the Americas region declined 11.2%. Sales to the EMEA and APAC regions eroded 28.6% and 16.7% or $0.6 million and $0.3 million, respectively, compared with the prior-year third quarter. For the 2020 year-to-date period, sales to the Americas region fell by 26.6% while sales to the EMEA and APAC regions decreased 7.8% and 5.7%, respectively, compared with the prior year comparable period.

Third quarter gross profit dropped $1.6 million, 12.3%, compared with the third quarter of the prior year, primarily due to the lower sales volume. Gross profit margin for the same period improved by 0.4 percentage points driven by favorable product mix and cost management efforts that successfully lowered the segment’s fixed cost base. Gross profit for the nine months ended September 26, 2020 decreased by $9.9 million, 24.3%, compared with the same period in 2019. Gross profit margin contracted from the prior year-to-date period by 0.3 percentage points. Year-to-date margin was heavily impacted by reduced leverage of our fixed cost base on lower sales. Further cost management efforts and a $0.9 million non-recurring benefit from the release of contractual obligations to customers during the 2020 first quarter helped to mitigate the impact.

SEA expenses decreased by $0.3 million in the third quarter of 2020 compared with the third quarter of 2019, as non-essential spending was eliminated. Cost saving measures also focused on managing fixed personnel costs. SEA costs as a percentage of sales increased 2.5 percentage points to 27.5%, primarily due to reduced leverage of the fixed costs base on lower sales volume. SEA expenses for the year-to-date period decreased by $1.3 million, or 6.0%, compared with the prior-year period. While numerous cost management efforts have been implemented, we have continued to invest in the engineering and R&D necessary to support new product development that will drive revenue growth in 2021 and beyond.

As a result of the impacts to gross profit and SEA costs noted above, operating income declined $1.3 million during the third quarter, and $8.6 million for the year-to-date period, compared to the 2019 comparable periods.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the third quarter of 2020, these costs totaled $5.3 million, of which $4.6 million was the amortization of acquisition-related intangible assets, $0.6 million was for costs associated with the separation of a former officer and $0.1 million was for acquisition related professional fees. Year-to-date, corporate and other costs totaled $47.8 million, representing an increase of $34.4 million over the prior-year period caused by a goodwill impairment charge totaling $31.9 million and $2.4 million of Chief Executive Officer and officer transition costs. Refer to Note 6 to the Consolidated, Unaudited Financial Statements for additional discussion of the first quarter goodwill impairment charge.

Interest Expense, net

Net interest expense declined to $2.7 million for the third quarter of 2020 compared with $3.8 million for the prior-year quarter. Average net debt declined to $239.2 million compared with $318.2 million during the third quarter of 2019. Year-to-date net interest expense was down to $8.6 million compared with $12.2 million during the comparable period of 2019. Average net debt for the 2020 year-to-date period totaled $253.1 million compared with $316.9 million in the comparable period of 2019. The decreases primarily resulted from debt repayments.

Income Taxes

The third quarter provision for income taxes was 20.7% of pretax income compared with 17.3% for the 2019 third quarter. The year-to-date provision was 16.9% and 20.5% of pretax income for 2020 and 2019, respectively, after adjusting for the impact of the goodwill impairment charge. The tax provision for the nine months ended September 26, 2020 included certain one-time benefits that reduced the effective tax rate for the period. These one-time benefits totaled $2.6 million, the majority of which was due to the elimination of certain IRAP obligations in Italy in response to COVID-19 and availing the Company of the ACE benefit in Italy. The effective rate for the nine months ended September 26, 2020 before discrete items was 22.1%. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

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

2020 OUTLOOK

As a result of the continued and evolving economic impact of COVID-19, we believe that our financial results will continue to be impacted, but the magnitude and duration of the impact is uncertain. In addition, production at any of our facilities may be further affected as a result of possible future government, market or Company actions due to COVID-19.

We have implemented the following measures to preserve liquidity and mitigate the effects of the downturn:

•	Reductions in our temporary labor force;
•	Reductions in overtime;
•	A hiring freeze across all business units, except for key positions;
•	Furloughs, layoffs and temporary salary reductions;
•	Reduction in the use of contingent labor;
•	Reductions in discretionary spend;
•	Postponement of non-essential capital expenditures;
•	Temporary 20% salary reduction for all officers of the Company during the second quarter of 2020;
•	20% reduction in director compensation; and
•	Entered into a €5 million note with Intesa Sanpaolo S.p.A.

In the event that economic conditions worsen for a protracted period of time, we have several options available to ensure liquidity as detailed below.

•	Further reducing working hours to lower payroll expense;
•	Additional salary reductions, furloughs and/or layoffs;
•	Further reductions in discretionary spending;
•	Drawing on the available balances on our credit lines; and/or
•	Reducing or suspending the dividend to shareholders.

The extent of such actions will be determined by the magnitude and duration of the economic downturn.

As of November 2, 2020, we expect net sales to range from $485 million to $495 million for the full year 2020, which incorporates expectations of typical seasonality in the fourth quarter for the Electronics segment combined with recovering order levels for the Hydraulics segment. The outlook does not include any contribution from the Balboa acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. In recent years, we have used borrowings on our credit facilities to fund acquisitions. During the first nine months of 2020, cash provided by operating activities totaled $77.0 million. At the end of the third quarter, we had $32.5 million of cash and cash equivalents on hand and $233.5 million of available credit on our revolving credit facilities. We also have a $200 million accordion feature available on our credit facility, subject to certain pro forma compliance requirements, intended to support potential future acquisitions. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

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

Cash Flows

The following table summarizes our cash flows for the periods (in millions):

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ Change
Net cash provided by operating activities	$77.0	$50.9	$26.1
Net cash used in investing activities	(9.0)	(17.2)	8.2
Net cash used in financing activities	(54.3)	(48.0)	(6.3)
Effect of exchange rate changes on cash	(3.4)	4.5	(7.9)
Net increase (decrease) in cash	$10.3	$(9.8)	$20.1

Cash on hand increased $10.3 million from $22.2 million at the end of 2019 to $32.5 million at September 26, 2020. Changes in exchange rates during the nine months ended September 26, 2020 unfavorably impacted cash and cash equivalents by $3.4 million. Cash balances on hand are a result of our cash management strategy which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and also paying down borrowings on our credit facilities. During the first nine months of 2020, we conserved cash to provide liquidity for potential future cash flow needs due to the economic impact of the COVID-19 pandemic.

Operating activities

Cash from operations increased $26.1 million, 51.3%, compared with the prior-year period. $10.7 million of the fluctuation resulted from the 2019 payment on the contingent consideration liability related to the Enovation Controls acquisition. The remaining increase of $15.4 million resulted from improved cash flows from operating assets and liabilities offset by decreased cash earnings. Changes in inventory increased cash by $7.8 million in the first nine months of 2020 and reduced cash by $6.7 million in the 2019 comparable period. Days of inventory on hand decreased to 98 as of September 26, 2020, compared with 99 as of September 28, 2019, positively impacted by improved demand planning and supply chain management during the quarter. There has been no decline in the net realizable value of our inventory as a result of recent economic conditions. Changes in accounts receivable reduced cash by $4.7 million in the first nine months of 2020 and by $6.5 million in the 2019 comparable period. Third quarter days sales outstanding increased slightly from the prior-year comparable period, up to 53 days from 51 days. We have not experienced significant delays in collection of accounts receivable balances from customers as a result of the COVID-19 pandemic.

We have considered the impacts of the current economic environment on our long-lived assets and determined that there have been no indications that the recorded value of our long-lived assets may not be recoverable.

Investing activities

Capital expenditures totaled $7.2 million for the first nine months of 2020, a decrease of $12.4 million over the prior-year comparable period. Current year expenditures primarily consist of purchases of machinery and equipment. Due to the current economic conditions and uncertainty of future cash flows, capital expenditure projects have been evaluated and several have been postponed. We are currently only proceeding with critical projects.

Financing activities

Cash flows used in financing activities totaled $54.3 million during the first nine months of 2020, compared with cash used of $48.0 million in the prior-year period. The increase in cash used was due to higher debt repayments, net of additional borrowings, totaling $12.6 million, and was partially offset by a decrease of $6.2 million in payments made on our acquisition related contingent consideration liabilities.

During the second quarter, we entered into a term facility with Intesa Sanpaolo S.p.A to provide us with additional liquidity of €5.0 million. We also entered into a term loan and a line of credit with Citibank that allows maximum borrowings of RMB 65.0 million in order to facilitate operational expansion in China.

On October 28, 2020, we amended and restated our credit agreement with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The amendment increased the term loan credit facility to an aggregate principal amount of $200,000. The revolving credit facility’s aggregate maximum principal borrowing amount remained unchanged at $400,000, and the accordion feature was increased to an aggregate principal amount of $300,000. The credit facilities will be available through October 28, 2025. We plan to use the proceeds of the amended credit agreement for working capital purposes, to finance acquisitions such as the purchase of Balboa, and for general corporate purposes.

During the third quarter of 2020, we declared a quarterly cash dividend of $0.09 per share payable on October 20, 2020, to shareholders of record as of October 5, 2020. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any changes made during the first nine months of 2020, are disclosed in Note 2 to the Consolidated, Unaudited Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. There were no material changes during the nine months ended September 26, 2020.

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

During the third quarter of 2020, we continued to have employees in administrative functions work remotely if they were able to do so effectively. Management has evaluated the effect of this change on internal control over financial reporting and disclosure controls and procedures and determined that it has not had a material effect on our internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Securities Exchange Act of 1934, as amended, during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, “Risk Factors” of our Form 10-K and Part II, Item 1A, “Risk Factors” of our first quarter Form 10-Q. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as set forth below, there have been no material changes to such risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

3.1	Third Amendment and Restated Bylaws dated August 7, 2020 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed on August 10, 2020 and incorporated herein by reference).

10.1+	Separation Agreement dated September 9, 2020.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, has been formatted in Inline XBRL.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2020	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)