Form 10-K
period 2021-01-02
HELIOS TECHNOLOGIES, INC.
filed 2021-03-02
CIK 1024795

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq Stock Market, LLC, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,167,758,700.

The Registrant had 32,193,734 shares of common stock, par value $.001, outstanding as of February 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be held June 3, 2021, which is expected to be filed with the Securities and Exchange Commission on or about April 23, 2021, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART 1

ITEM 1. BUSINESS

Our Business

Overview and Strategy

Helios Technologies, Inc. (“Helios,” the “Company,” “we,” “us” or “our”), and its wholly-owned subsidiaries, is a global industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets. We were originally founded in 1970 as Sun Hydraulics Corporation, which designed and manufactured cartridge valves for hydraulics systems. We changed the Company’s legal name on June 13, 2019, from Sun Hydraulics Corporation to Helios Technologies, Inc.

Today we operate under two business segments: Hydraulics and Electronics. These businesses design and manufacture hydraulic cartridge valves, hydraulic quick release couplings and customized electronic controls systems and displays for a variety of end markets, as well as design complete hydraulic systems.

A little over five years ago, we set out a 10-year vision to achieve $1 billion in sales through a combination of organic growth and acquisitions and to deliver operating margins in excess of 20%.

In addition to our expectation of compounded annual organic growth in the high single digits to low double digits, we have an active pipeline and a history of acquiring companies with niche technologies as well as strong profitability. We are augmenting our strategy with additional value streams that will help us to execute on our goals and potentially accelerate the achievement of our strategic vision. We believe the value streams will deliver growth, diversification and market leading financial performance as we develop into a more sophisticated, globally oriented, customer centric and learning organization. These are:

1.	Protect the business through customer centricity and drive cash generation through the launch of new products and leveraging existing products;
2.	Think and act globally to better leverage our assets, accelerate innovation and diversify end markets by driving intra- and inter-company initiatives and by building in the region for the region;
3.

Create greater opportunities for growth while reducing risk and cyclicality by diversifying our markets and sources of revenue by swarming commercial opportunities that leverage our products and technologies’ value in new markets such as defense and commercial food service; and

4.

Develop our talent, our most critical resource, through a culture of customer-centricity through the embracement of diversity, engagement of the team, focus on shared, deeply rooted values and promotion of a learning organization.

Our strategy is underpinned by the execution of acquisitions which we expect to include bolt-on flywheel type acquisitions (up to $100 million in enterprise value) and the evaluation of more transformative type acquisitions ($100 million to $1 billion in enterprise value). The objective of our acquisition strategy is to enhance Helios by:

•	Growing our current product portfolio or adding new technologies and capabilities that complement our current offerings;
•	Expanding geographic presence; and
•	Bringing new customers or markets.

To support the execution of our strategy, our financial strategy is oriented on delivering industry leading margins, a strong balance sheet and sufficient financial flexibility to support organic and acquisitive growth.

We align our internal key performance indicators with our strategy to ensure our short-term actions will deliver long-term expectations.

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

Acquisitions

We initiated our strategy to diversify and grow in 2016 with an acquisition in the electronics industry which served a variety of end markets.  Since then, our acquisitions have further diversified our product offerings and the markets we serve as well as expanded our geographic presence.

•

On December 5, 2016 we acquired Enovation Controls, LLC (“Enovation”). With this acquisition, we expanded our electronic and digital capabilities and further diversified our business, gaining access to the new, highly specialized engine driven equipment, marine and recreation vehicle markets and customers seeking complete machine control.

•

On April 5, 2018, we acquired Faster S.r.l. (“Faster”) and expanded our hydraulics product offering with quick release hydraulic coupling solutions. The Faster acquisition further strengthened our position within the agriculture, construction equipment and general industrial markets. Faster’s primary manufacturing operations are co-located with its headquarters near Milan, Italy. Additional manufacturing occurs in the U.S. and India and the company has sales offices in China, Brazil and Germany.

•

On August 1, 2018, Helios acquired Custom Fluidpower Pty Ltd (“Custom Fluidpower”). Custom Fluidpower is a leading Australian fluid power distributor and custom design solutions and service provider, serving a broad array of industrial end markets, including mining, material handling, agriculture, construction, energy/oil & gas and others. Custom Fluidpower has eight locations throughout Australia where engineering solutions are provided, including four that operate as value-add distributors and four that conduct repair work for hydraulics systems. The Custom Fluidpower acquisition further diversified our hydraulics product and service portfolio, broadened our global footprint and provided us with access to the growing Asia Pacific (“APAC”) market.

•

On November 6, 2020, we acquired BWG Holding I Corp. (known as “Balboa Water Group” or “Balboa”). Balboa is an innovative market leader of electronic controls for the health and wellness industry with proprietary and patented technology that enables end-to-end electronic control systems for therapy baths and spas. Headquartered in Costa Mesa, California, Balboa’s manufacturing operations are located in Mexico, with additional sales and warehouse operations in Denmark. The Balboa acquisition expanded Helios’s electronic control technology with complementary AC (alternating current) capabilities and enabled further diversification of end markets.

•

Subsequent to the end of 2020, we acquired all of the assets of BJN Technologies, LLC, an innovative engineering solutions provider that was founded in 2014. With the acquisition, we formed the Helios Center of Engineering Excellence (“Engineering Center” or “Helios Engineering”) to centralize our technology advancements and new product development and better leverage existing talents across the electronics segment initially, and then throughout all of Helios.

Business Segments

Our Hydraulics segment includes products sold under the Sun Hydraulics, Faster and Custom Fluidpower brands. The Electronics segment includes products sold under the Enovation Controls, Murphy and Balboa Water Group brands. Financial information about our business segments is presented in Note 16 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Hydraulics

There are three key technologies within our Hydraulics segment:  cartridge valve technology (“CVT”), quick-release hydraulic couplings solutions (“QRC”) and hydraulic system design (“Systems”). Our CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. We pioneered a fundamentally different design platform employing a floating construction that results in a self-alignment characteristic. This design provides better performance and reliability advantages compared with most competitors’ product offerings. Our cartridge valves are offered in five size ranges and include both electrically actuated and hydro-mechanical products. They are designed to be able to operate reliably at higher pressures, making them equally suitable for both industrial and mobile applications.

Hydraulic systems are increasingly taking signals from on-board electronic control systems, making it necessary for hydraulic products to be capable of digital communication. In response to this we have aggressively expanded our CVT offering of electrically actuated cartridge valves. In 2017, we introduced FLeX™, a new electro-hydraulic product line offering high-performance electro-hydraulic products. Since 2018, we have continued to introduce new products under the FLeX™ Series, further expanding our electro-hydraulic product offering for both the mobile and industrial hydraulics markets.

QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Quick connection of multiple hydraulic lines can be accomplished through the use of a MultiFaster or casting solution. Simultaneous connection of several lines is an important feature in many applications and allows for dramatic reduction of connection time, even when the system is under pressure. We design, engineer and distribute hydraulic coupling solutions primarily in the agriculture, construction equipment and industrial markets.

Systems provides engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment. The systems we manufacture:

•	are highly efficient;
•	increase and optimize productivity;
•	introduce safer operating procedures;

•	are smaller in size than competitive products;
•	allow for ease of maintenance; and
•	reduce energy costs.

Electronics

We are an international leader in custom-tailored solutions for many industrial and commercial applications, including engines, engine-driven equipment and specialty vehicles with a broad range of rugged and reliable instruments such as displays, controls and instrumentation products through our Enovation Controls, Zero Off, Murphy and HCT brands. With the Balboa brand, we are also an industry leader in the health and wellness market providing comprehensive, electronic control systems with proprietary and patented technology for therapy bath and spas from a single source.

As an innovative manufacturer of electronic controls and displays, we serve a variety of markets including off-highway, recreational and commercial marine, power sports and specialty vehicles, agriculture and water pumping, power generation, engine-driven industrial equipment and health and wellness. We partner directly with OEMs and support a worldwide network of authorized distributors and systems integrators. We make significant investments to garner an intense understanding of unique applications to solve complex system challenges.

Our focus is on creating customized systems that solve complex problems for niche mid-market volume customers.  This allows us to target customers or industries that see value in this level of integration, and as a result, our customer list contains a wide variety of OEM applications. Product categories include traditional mechanical and electronic gauge instrumentation, plug and go CAN-based instruments, robust environmentally sealed controllers, hydraulic controllers, pumps and water flow systems, engineered panels, process monitoring instrumentation, printed circuit board assembly and wiring harness design. Our technologies can be used in both mobile, or DC power applications, as well as fixed, or AC power applications.

We offer our customers the ability to customize software on their products from the graphics for our PowerView®™ line of LCD displays. Our displays offer easy-to-read, bonded LCD graphical views with the industry's best readability even in direct sunlight or harsh weather conditions. Our controllers are built with the ability to withstand a wide ambient temperature range. User friendly software configuration tools allow engineers and non-engineers alike to create customized systems that solve complex problems on their equipment making the user experience more seamless.

Our panel solutions offer customized design and simple, turnkey solutions and our Industrial Panel Division offers engineers dedicated to applications, wire harnesses, panels and software development. Engineers focus entirely on custom and standard solutions built to desired specifications. Our services for design and development include on-site installation and testing with reviews to ensure the solution works with the application out of the box.

Globally, electronics products are sold primarily direct to OEM customers, with about 25% sold through independent, authorized channel partners in 2020. We continue to implement a strategic initiative to further diversify our channels to market, our geographic reach and end markets served. In addition to acquisitions such as Balboa, this effort includes the development of distribution partners globally. These efforts assist in our ability to diversify our global customer base, allowing us to grow more quickly, diversify the end-markets we serve, and expand our customer base.

Engineering

Subsequent to the end of 2020, we established the Helios Center of Engineering Excellence, LLC to serve both our segments. Helios Engineering will play an important role in all aspects of our business including design, manufacturing, sales, marketing and technical support. Importantly, Helios Engineering will advance ongoing joint product development efforts to address the megatrend of the electrification of machines.

Engineering teams work cross-functionally between the segments where engineers in the Electronics segment bring expertise to enable electrification of products and systems within the Hydraulics segment. While the core value of our products have been critical to our companies’ historical success and will remain important in the future, we see significant opportunities in bringing together the technology of hydraulics and electronics to create new products to better serve future market trends.

Manufacturing

Hydraulics

We utilize process-intensive manufacturing operations that make extensive use of automated handling and assembly technology, where possible, to perform repetitive tasks, thus promoting manufacturing efficiencies and workplace safety. We employ lean techniques to continually improve our productivity and efficiency. Our hydraulics business is capital intensive which affords us the ability to choose whether we produce in-house and/or out-source component parts and finishing processes. We have manufacturing hubs in the U.S., Europe, the Middle East and Africa (“EMEA”) and APAC providing “in the region, for the region” support to our customers. In 2019, we added manufacturing capacity and capability in China, further extending our global footprint as part of that element of our strategy.

We hold significant raw materials, work in process and finished goods in all of the businesses within the Hydraulics segment. The raw materials used, primarily aluminum and steel, are commercially available from multiple sources.  Finished goods consist of customer orders that are completed but have not been shipped.

We have negotiated certain long-term agreements (“LTA”) with our key suppliers. Terms and conditions of these agreements include pricing, annual quantity estimates, quality standards, safety stock quantities and lead time expectations. The LTAs are intended to provide the Company and the supplier with a framework for effective long-term planning and utilization of assets.

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

We are a customer focused, project-based organization engaging with customers in long-term product plans and contracts, backed by vertically integrated manufacturing capabilities. Our strategic investment in vertically integrated manufacturing processes such as wire processing, sheet metal fabrication, LCD bonding, and surface mount technology enable speed to market in developing highly engineered electronics engine and machine control solutions for OEMs.

Our globally aligned raw materials and finished goods inventory strategies allow us to maintain high service levels for customers. Electronics raw materials long lead times are carefully planned and managed to ensure we meet demand.

Sales and Marketing

In 2020, no single customer made up more than 6% of consolidated net sales across the company.

Hydraulics

In 2020, 78% of Helios’s sales were derived from the Hydraulics segment. Our 2020 Hydraulics segment sales were distributed fairly evenly among our three major geographic regions with 32% to the Americas, 32% to EMEA and 36% to APAC.

We market and sell hydraulic products through value-add distributors and directly to OEMs. Our global channel partner network includes representation in many industrialized markets, and approximately 60% of segment sales are attributed to our channel partners who generally combine our products with other hydraulic components to design a complete hydraulic system. Sales direct to OEMs for integration in their machines make up the remaining 40%. We rely heavily on our distribution network in the U.S. with 72% of segment sales in this region going through channel partners. In EMEA and APAC, sales are split more evenly between OEMs and distributors. Technical support is provided by local experts based at each of our global operations.

We provide end users with technical information through the websites of our operating companies and catalogs in multiple languages, including all information necessary to specify and obtain our products. We believe this approach helps stimulate demand for our products.

Electronics

Electronic products are sold globally both to OEM customers and through distributors. OEM sales constituted 75% of total Electronics segment sales in 2020. Building strong partnerships with OEMs is a priority. We rely on direct customer contacts to stimulate demand for our products. We work closely with our OEM customers to design and deliver innovative reliable products for specific applications. Our hardware and software products are designed and modified with the customer utilizing our extensive application knowledge to create unique system level products that cannot be easily replaced by simply switching out components. Twenty-four-hour customer service support and an in-house technical service department is available before, during and after the initial sale to create sustainable partnerships with our customers.

Our OEM sales team collaborates with large OEMs, whereas the Distributor sales team works with a large number of distributors of varying sizes. Over the last few years, we reconstituted our sales teams to create a heavier focus on distributor sales. Overall, approximately 25% of 2020 segment sales were derived from independent, authorized distributor channel partners.

Geographically, our 2020 Electronics segment sales represented 81% to the Americas, 9% to EMEA and 10% to APAC. There is a well-defined initiative to grow sales in EMEA and APAC as part of our growth strategy. Additionally, synergies identified at the time of acquisition utilize customer relationships from the Hydraulics segment to create pull through of electronic products, and joint product development has created additional sales opportunities for both segments.

Competition

Hydraulics

Competitors in the hydraulics market are broken down into three categories: full-line hydraulics system producers, component-only producers of CVT or QRC products, and low-cost producers. Most competitors market globally.  Full-line producers, such as Parker Hannifin and Danfoss, can provide complete hydraulic systems to their customers, including components functionally like those manufactured in our Hydraulics segment. Similar to Helios, component-only producers are entities that offer only CVT or QRC products, while additional parts of the hydraulics system are obtained from other manufacturers. These include HydraForce, Inc. and Delta Power Company.  Low-cost producers, such as Winner and Valvole Italia, are competitors who have emerged in low-cost production areas such as APAC and Europe. These competitors will typically copy our products and like products designed by competitors. Low-cost producers generally have a limited product range compared with full line or cartridge valve and quick release coupling only producers, which restricts their ability to be competitive.

We believe that we compete based upon the quality, reliability, price, value, speed of delivery and technological characteristics of our products and services.

Electronics

Competition within the electronics market is very broad with competitors ranging from large multinational companies with full electronics offerings, such as Continental and Garmin, to small niche companies that specialize in one product type. Enovation Controls is a niche player in the displays, controllers, gauges and instrumentation panel markets. Balboa is a niche player providing single source control and water flow systems in the health and wellness industry.

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

Balboa Water Group is the largest supplier of integrated end-to-end solutions for the therapy and wellness spa and bath market and is the only supplier capable of providing the full spectrum of components, from controls and displays to pumps and jets. By providing integrated architecture of hardware and software that is customized to match specific OEM products, Balboa creates a high cost to switch suppliers.

Our overall position in our key markets is defensible due to high barriers to switching suppliers, such as up-front engineering and programming costs, and positive perceptions among core customers on key selection criteria, including quality and service.

Human Capital

We believe our employees are fundamental to our success. We are focused on continuing to attract and retain strong talent and furthering the development of our workforce through programs that not only enhance technical abilities but also strengthen leadership, communication and collaboration skills that contribute to our high performing, team-oriented culture. Helios is committed to attracting and developing a diverse workforce. In our core values, we believe that we should treat others as they want to be treated, fostering an inclusive and welcoming environment for our colleagues and their ideas.

At the end of our 2020 fiscal year we employed over 2,000 colleagues worldwide. Approximately 54% of our employees are located in the Americas region, 27% in the EMEA region and 19% in APAC. In addition, we have a committed service agreement with a third party that supports nearly 1,200 jobs in Mexico and serves as an integral part of our supply chain. We also hire consultants, independent contractors and temporary workers as needed to augment our workforce.

Employees are guided by our core values and Code of Business Conduct and Ethics. The Company and its employees believe that respecting others means recognizing the dignity of every person and embracing diversity around the globe. Helios is committed to maintaining a workplace free from discrimination and harassment and encourages diversity in its hiring and employment practices. Our leadership and employees strive to “do the right thing by living with integrity,” which includes caring for communities around the world and the people they employ.

We continue to promote diversity throughout our organization. Notably, sixty percent (60%) of our executive officers are female and our executive team represents three different national origins.

As part of our talent development initiatives, and to support our diversity and inclusion efforts, we partner with a third-party consulting firm with whom we have developed and launched multiple programs including the Helios Leadership Development Program (“HLDP”), with employees based in six different countries. The in-depth year-long program reinforces the importance of diversity & inclusion, as well as many elements of business acumen. Also core to the program was the establishment of a global mentoring program to help guide these future leaders of our Company.

Our employees also participate in a 3C Triad Coaching Program, a three-month online coaching program which focuses on the core elements of Coaching, Communication & Collaboration. The Triad Program goals are to build leadership capabilities while developing skills to support the growth and development of peers, and involves participants from nine countries across all of our businesses.

The Company is committed to the safety of its employees. Each company within our group maintains environmental, health and safety policies that seek to promote the operation of our business in a manner that is protective of the health and safety of the public and our employees. Several of our businesses have onsite medical clinics for employees and their families. Our companies offer several health and welfare programs to employees to promote fitness and wellness and preventative healthcare. In addition, our employees are offered a confidential employee assistance program that provides professional counseling to employees and their family members.

We have approximately 440 employees in Italy who are represented by a union. We have constructive and productive dialog on a regular basis with union leaders. To the best of our knowledge, there is no labor dispute, strike, controversy, slowdown, work stoppage or lockout pending or threatened against or affecting the Company, nor is there any basis for any of the foregoing.

Patents and Trademarks

In addition to trade secrets, unpatented know-how, and other intellectual property rights, we own approximately 270 active patents and trademarks relating to certain of our products and businesses. We believe that the growth of our business is dependent upon the quality and functional performance of our products and our relationship with the marketplace, rather than on any single patent, trademark, copyright or other item of intellectual property or group of patents, trademarks or copyrights. However, our patents are important in the defense of our intellectual property from competitors who exploit product development that is not otherwise legally protected by its creator.

Governmental Regulations

We are subject to a variety of federal, state, and local laws and regulations, including in foreign jurisdictions, relating to our business practices, labor and employment, construction, land use, and taxation, among others. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Compliance with government regulations, including environmental regulations, has not had, and based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on our capital expenditures, earnings or competitive position. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements upon our company and which could negatively impact our operating results. See Item 1A - Risk Factors.

Anti-Corruption and Anti-Bribery Laws and Regulations

We are subject to the U.S. Foreign Corrupt Practices Act (FCPA) and anti-corruption laws, and similar laws in foreign countries, such as the UK Anti-Bribery Act. Any violation of these laws by us or our agents or distributors could create substantial liability for us, subject our officers and directors to personal liability, and cause a loss of reputation in the market. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigating and protecting against corruption risks could be quite costly.

Export Controls and Trade Policies

We are subject to numerous domestic and foreign regulations relating to our operations worldwide. In particular, we are subject to trade and import and export regulations in multiple jurisdictions, including sanctions administered by the Office of Foreign Asset Controls of the U.S. Treasury Department (OFAC). Our businesses may also be impacted by additional domestic or foreign trade regulations ensuring fair trade practices, including trade restrictions, tariffs and sanctions.

Environmental Regulations

Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges, waste management and workplace safety. We use, generate and dispose of hazardous substances and waste in our operations and could be subject to material liabilities relating to the investigation and clean-up of contaminated properties and related claims. We are required to conform our operations and properties to these laws and adapt to regulatory requirements in all countries as these requirements change. In connection with our acquisitions, we may assume significant environmental liabilities, some of which we may not be aware of, or may not be quantifiable, at the time of acquisition. In addition, new laws and regulations, the discovery of previously unknown contamination or the imposition of new requirements could increase our costs or subject us to new or increased liabilities.

Occupational Health and Safety Regulations

The Company's operations are subject to extensive and stringent governmental regulations including regulations related to the Occupational Safety and Health Act (OSHA) and similar safety and health regulations promulgated in other countries. The Company's employees in its manufacturing facilities operate complicated machinery that may cause substantial injury or death upon malfunction or improper operation. The Company's manufacturing locations are subject to the workplace safety rules and regulations of OSHA and local safety and health laws. The Company believes that it is in compliance with the requirements of these laws. However, in the event that the Company is unable to comply with OSHA or other environmental requirements, the Company could be subject to substantial sanctions, including restrictions on its business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon the Company's business.

Sustainability

Corporate responsibility and sustainability are reflected in the Company’s business strategy. The board of directors recently reviewed the Company’s historical commitment to principles of corporate and social responsibility. The Company is committed to reducing emissions, recycling, and minimizing its environmental footprint and has implemented several strategies to achieve these goals. The Company is also fully committed to the safety of its employees and the safety of those who use its products. Additionally, the Company actively seeks to support diversity initiatives in its hiring and employment practices. The Board and its committees will continue to assist the Company in its oversight of corporate social responsibilities, significant public policy issues, health and safety, and climate-change related trends.

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

The Company’s executive offices are located at 1500 West University Parkway, Sarasota, Florida 34243, and our telephone number is (941) 362-1200. Our websites include www.heliostechnologies.com, www.sunhydraulics.com, www.enovationcontrols.com, www.fastercouplings.com, www.custom.com.au and www.balboawatergroup.com.

ITEM 1A. RISK FACTORS

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) conditions in the capital markets, including the interest rate environment and the availability of capital; (ii) changes in the competitive marketplace that could affect our revenue and/or cost bases, such as increased competition, lack of qualified engineering, marketing, management or other personnel, and increased labor and raw materials costs; (iii) risks related to heath epidemics, pandemics and similar outbreaks, including, without limitation, the current COVID-19 pandemic, which may have material adverse effects on our business, financial position, results of operations and cash flows; (iv) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (v) the following risk factors:

Risks Relating to Our Business: Global Regulatory and Economic Conditions

General global economic trends and industry trends may affect our sales. The capital goods industry in general, and our businesses, are subject to economic cycles, which directly affect customer orders, lead times and sales volume. Economic downturns generally have a material adverse effect on our business and results of operations, as they did in 2009. Cyclical economic expansions such as those of 2017 and 2018, provide a context where demand for capital goods is stimulated, creating higher incoming order rates for the products we produce. Higher demand can lead to part shortages which drive costs up.  If demand gets too strong, lead times can be extended which may cause some customers to cancel orders.  In the Electronics segment, our business is dependent on the general economy and widespread adoption of advanced digital control solutions that integrate technologies such as high-resolution displays, configurable software GPS navigation, vehicle management systems, engine safety diagnostics and engine energy efficiency. If one or more of these expected industry trends fails to occur, or occurs at a slower rate than expected, our sales growth will be negatively impacted, and our business will be adversely affected. In the future, continued weakening or improvement in the economy will directly affect orders and influence results of operations.

Our business could be harmed by adverse global and regional economic and political conditions. In June 2016, voters in the UK approved the UK’s exit (“Brexit”) from the European Union (“EU”) and officially exited on January 31, 2020. A transition period ended on December 31, 2020, during which the UK and the EU negotiated the terms of the UK’s relationship with the EU going forward. Despite the implementation of the UK Trade and Cooperation Agreement beginning on January 1, 2021, it is still unclear how Brexit will ultimately impact relationships within the UK and between the UK and other countries on many aspects of fiscal policy, cross-border trade and international relations. The effects of and the perceptions as to the impact from the UK’s withdrawal from the EU has affected and may continue to adversely affect business activity and economic and market conditions in the UK, EU and globally, and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. In addition, Brexit could lead to additional political, legal, and economic instability in the EU. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business in the UK, as well as our financial condition, results of operations and cash flows. It is also unclear what long-term economic, financial, trade, and legal implications the withdrawal of the UK from the EU will have and how such withdrawal will affect our customers and our operations in the UK and EU. If the UK were to significantly alter its regulations affecting the manufacturing industry, we could face significant new costs. Any of the effects of Brexit could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Further, uncertainty still remains regarding the potential for the future imposition of tariffs on imports across EU borders. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate.  Any of these effects could adversely affect our business and results of operations.

Our operations and transactions also depend upon favorable trade relations between the U.S. and those foreign countries in which our customers and suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business or sell products, such as a change in the current tariff structures, export compliance laws, government subsidies, or other trade policies, may adversely affect our ability to economically source materials, sell our products, or do business in foreign markets. Trade restrictions, including withdrawal from or modification of existing trade agreements, negotiation of new trade agreements, including a possible new trade agreement with the UK, and imposition of new (and retaliatory) tariffs against certain countries or covering certain products, including developments in U.S.-China trade relations, could limit our ability to capitalize on current and future growth opportunities in international markets and impair our ability to expand the business. These trade restrictions, and changes in, or uncertainty surrounding, global trade policies may affect our competitive position. Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and the foregoing factors may cause a reduction in our sales, profitability, or cash flows, or cause an increase in our liabilities.

Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act and UK Bribery Act or other applicable anti-corruption legislation, could result in fines, criminal penalties and an adverse effect on our business. We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including anti-corruption laws, due to our global operations. In particular, the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies, their agents, consultants and other business partners from making improper payments to government officials or other persons (i.e., commercial bribery) for the purpose of obtaining or retaining business or other improper advantage.  The laws also impose recordkeeping and internal control provisions on companies such as ours. We operate and/or conduct business, and any acquisition target may operate and/or conduct business, in some parts of the world, such as China, India and Russia, that are recognized as having governmental and commercial corruption and in such countries, strict compliance with anti-bribery laws may conflict with local customs and practices.  We cannot provide assurance that our or any acquisition target’s internal control policies and procedures have protected us, or will protect us, from unlawful conduct of our employees, agents, consultants and other business partners. In the event that we believe or have reason to believe that violations of anti-corruption laws may have occurred, we may be required to investigate and/or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violation may result in substantial civil and/or criminal fines, disgorgement of profits, sanctions and penalties, debarment from future work with governments, curtailment of operations in certain jurisdictions and imprisonment of the individuals involved.  As a result, any such violations may materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of these impacts could have a material, adverse effect on our business, results of operations or financial condition.

Our business is subject to a variety of governmental regulations that may restrict our business and may result in costs and penalties. We are subject to a variety of federal, state, and local laws and regulations relating to foreign business practices, labor and employment, construction, land use, and taxation, among others. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties and the imposition of corrective requirements. From time to time, as part of the regular overall evaluation of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities. In addition, any failure to comply with regulations related to the government procurement process at the federal, state or local level, or restrictions on political activities and lobbying may result in administrative or financial penalties including being barred from providing services to governmental entities, which could have a material adverse effect on our results of operations.

Our operations expose us to risks of non-compliance with numerous countries’ import and export laws and regulations. Due to our significant foreign sales, we are subject to trade and import and export regulations in multiple jurisdictions, including the U.S. Treasury Department’s Office of Foreign Assets Control’s regulations. As a result, compliance with multiple trade sanctions and embargoes and import and export laws and regulations pose a constant challenge and risk to us. Furthermore, the laws and regulations concerning import activity, export recordkeeping and reporting, export control and economic sanctions are complex and constantly changing. Any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from governmental contracts, seizure of shipments, loss of import and export privileges, reputational damage and a reduction in the value of our common stock.

Risks Relating to Our Business: Environmental, Health & Safety

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

As a result of current economic conditions and expected future impacts from the COVID-19 pandemic, the carrying value of goodwill with respect to certain of our assets was impaired, resulting in impairment charges that negatively impacted our results of operations. We may be required to record additional impairment charges in the future if the COVID-19 pandemic continues. We cannot predict the amount and timing of any such additional charges, which could adversely impact our results of operations.

We cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

Our operations are subject to environmental, health and safety laws and regulations, and we may face significant costs or liabilities associated with environmental, health and safety matters.  We are subject to a variety of federal, state, local and foreign environmental, health, and safety laws and regulations concerning, among other things: the discharge of pollutants into the soil, air and water; the generation, storage, handling, use, release, disposal and transportation of hazardous materials and wastes; environmental cleanup; and the health and safety of our employees. Environmental, health, and safety laws and regulations continue to evolve, and we may become subject to increasingly stringent environmental standards in the future, particularly related to air quality and water quality, which could require us to make changes to our operations or incur significant costs relating to compliance. We are also required to obtain and maintain environmental, health and safety permits and approvals for our facilities and operations. In addition, the potential impacts of climate change on our operations are highly uncertain. Although the financial impact of these potential changes is not reasonably estimable at this time, our operations in certain locations and those of our customers and suppliers could potentially be adversely affected, which could adversely affect our sales, profitability and cash flows. Our failure to comply with such laws, regulations, permits and approvals could subject us to increased employee healthcare and workers’ compensation costs, liabilities, fines and other penalties or compliance costs, and could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Business: Growth Strategy

We are subject to various risks relating to our growth strategy. In pursuing our growth strategy, we intend to expand our presence in existing markets, enter new markets and pursue acquisitions and joint ventures to complement our business. Many of the expenses arising from expansion efforts may have a negative effect on operating results until such time, if at all, that these expenses are offset by increased revenues. We cannot assure that we will be able to improve our market share or profitability, recover our expenditures or successfully implement our growth strategy.

The expansion strategy also may require substantial capital investment for the construction of new facilities and their effective operation. We can give no assurance that additional financing will be available on terms favorable to us, or at all.

We may fail to successfully acquire or integrate companies that provide complementary products or technologies. A key component of our growth strategy and financial goals depends upon our ability to successfully identify and integrate acquisition targets that complement our existing products and services. Such a strategy involves the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, and potential profitability of acquisition candidates, as well as integrating the operations of acquired companies. In addition, any acquisitions of businesses with foreign operations or sales may increase our exposure to risks inherent in doing business outside the U.S. From time to time, we may have acquisition discussions with potential target companies both domestically and internationally. Any acquisition may or may not occur and, if an acquisition does occur, it may not be successful in enhancing our business for one or more of the following reasons:

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

We also may incur significant costs such as transaction fees, professional service fees and other costs related to future acquisitions, as well as integration costs following the completion of any such acquisitions. Although we expect that the realization of efficiencies related to the integration of any acquired businesses will offset the incremental transaction and acquisition-related costs over time, this net financial benefit may not be achieved in the near term, or at all.

We are subject to intense competition. Our products in both the Hydraulics and Electronics segments currently, and will continue to, face significant competition, both from other companies and from incumbent technologies. In the case of our Hydraulics segment, some of our competitors are full-line hydraulic system producers and others are niche suppliers like us. In the case of our Electronics segment, our competitors include companies that have substantially longer operating histories, larger customer bases, name recognition, and financial and marketing resources than we do. Our competitors also include companies that have emerged in low cost production areas such as Asia and Eastern Europe with look-alike products. We believe that we compete with our competitors based upon quality, reliability, price, value, speed of delivery and technological characteristics. However, we cannot provide assurance that we will continue to be able to compete effectively with these companies.

Currently, certain of our customers purchase parts or products from us to meet a specific need in a system that cannot be filled by a component that they make themselves. However, given their superior technological capabilities and financial resources, our competitors could be engaged in the internal development of products and technologies that are similar to, or may compete with, certain of our products and technologies.

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

We also sell products into competitive markets. Within our primary markets, we compete with a range of companies that offer certain individual components of our full system solutions. Particularly within our Electronics segment, the components of our overall systems most commonly include displays, panels, sensors, valves, and other end-devices. If our customers fail to accept our full system products or seek to internally develop alternatives to our full system products using component parts sourced from our competitors, or if we are otherwise unable to develop or maintain strong relationships with our customers, our business, financial condition and results of operations would be materially and adversely affected.

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

Risks Relating to Our Business: Operations

If we are unable to continue our technological innovation and successful introduction of new commercial products in an efficient, cost-effective manner, our business will be adversely affected. Our business involves a significant level of product development activities, generally in connection with our customers’ development activities. Industry standards, customer expectations or other products may emerge that could render one or more of our products or services less desirable or obsolete. Maintaining our market position requires continued investment in research and development, particularly in the Electronics segment, which experiences ongoing technological change and product improvement. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in our markets, as well as our ability to acquire new product technologies or to fund and successfully develop, manufacture and market products in this constantly changing environment. During an economic downturn or a subsequent recovery, we may need to maintain our investment in research and development, which may limit our ability to reduce these expenses in proportion to a sales shortfall. In addition, increased investments in research and development may divert resources from other potential investments in our business, such as acquisitions or investments in our facilities, processes and operations. If these activities are not as successful as currently anticipated, are not completed on a timely basis, or are more costly than currently anticipated, or if we are not able to produce newly developed products at a cost that meets the anticipated product cost structure, then our future sales, margins and/or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, if we fail to keep pace with evolving technological innovations in the markets we serve, our business will be adversely affected.

We are subject to fluctuations in the prices of parts and raw materials, and dependent on our suppliers of these parts. We are dependent upon suppliers for parts and raw materials used in the manufacture of components that we sell to our customers, and some of our raw material costs are subject to commodity market price fluctuations. We may experience an increase in costs for parts or raw materials that we source from our suppliers, or we may experience a shortage of parts or raw materials for various reasons, such as the loss of a significant supplier, high overall demand creating shortages in parts and supplies we use, financial distress, work stoppages, natural disasters, fluctuations in commodity prices or production difficulties that may affect one or more of our suppliers. In particular, current or future global economic uncertainty may affect our key suppliers in terms of their operating cash flow and access to financing. This may, in turn, affect their ability to perform their obligations to us. In addition, quality and sourcing issues that our suppliers may experience can also adversely affect the quality and effectiveness of our products and services and may result in liability or reputational harm to us. Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained. A significant increase in our supply costs, including for raw materials that are subject to commodity price fluctuations, or a protracted interruption of supplies for any reason, could result in the delay of one or more of our customer contracts, or could damage our reputation and relationships with our customers. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Unforeseen or recurring operational problems at any of our facilities, or other catastrophic loss of one of our key manufacturing facilities, may cause significant lost production and adversely affect our results of operations.  Our manufacturing process could be affected by operational problems that could impair our production capability. Many of our manufacturing facilities contain high cost and sophisticated machines that are used in our manufacturing processes. Disruptions or shutdowns at any of our facilities could be caused by:

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

A disruption in our supply chain or other factors impacting the distribution of our products could adversely affect our business. A disruption within our logistics or supply chain network at any of the freight companies that deliver components for our manufacturing operations or ship our fully-assembled products to our customers could adversely affect our business and result in lost sales or harm to our reputation. Our supply chain is dependent on third-party ocean-going container ships, rail, barge and trucking systems and, therefore, disruption in these logistics services because of weather-related problems, strikes, bankruptcies or other events could adversely affect our financial performance and financial condition, negatively impacting sales, profitability and cash flows.  Additionally, we rely on supplied labor through a third-party provider to support key operations in Mexico.  A disruption in the ability of this provider to deliver qualified personnel and to operate our facility in Mexico could have a material adverse effect on our business, financial condition and operating results.

Risks Relating to Our Business: Financial

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

Our existing indebtedness could adversely affect our business and growth prospects. As of January 2, 2021, we had total indebtedness of approximately $462 million. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

Fluctuations in exchange rates may affect our operating results and impact our financial condition. Fluctuations in the value of the U.S. dollar may increase or decrease our sales or earnings. Because our consolidated financial results are reported in U.S. dollars, when we generate sales or earnings in other currencies, or we pay expenses in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the reported amount of those sales or earnings. If the U.S. dollar strengthens relative to the value of the local currency, we may be less competitive. In addition, our debt service requirements are predominantly in U.S. dollars and a portion of our cash flow is generated in British pounds, euros and other foreign currencies. Significant changes in the value of the foreign currencies relative to the U.S. dollar could impair our cash flow, results of operations and financial condition.

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

Changes in tax rates, laws or regulations and the resolution of tax disputes could adversely impact our financial results. As a global company, we are subject to taxation in the U.S. and numerous non-U.S. jurisdictions. Significant judgment is required to determine our consolidated income tax provision and related liabilities. The Company’s effective tax rate, cash flows and operating results could be affected by changes in the mix of earnings in countries with different statutory tax rates, as well as by changes in the local tax laws and regulations, or the interpretations thereof. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA made comprehensive changes to U.S. federal income tax laws, including lowering the statutory rate and moving from a global to a modified territorial tax regime. As the U.S. Department of Treasury and the IRS continue to issue regulations interpreting the implications of the TCJA, we continue to examine the impact that this tax reform legislation may have on our business. In addition, the Company’s tax returns are subject to regular review and audit by U.S. and non-U.S. tax authorities. While we believe our tax provisions are appropriate, the final outcome of tax audits or disputes could result in adjustments to the Company’s tax liabilities, which could adversely affect our financial results.

Risks Relating to Our Business: Intellectual Property

The inability to protect our intellectual property could reduce or eliminate any competitive advantage and reduce our sales and profitability, and the cost of protecting our intellectual property may be significant.  We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending patent and trademark applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. An inability to obtain registrations in the U.S. or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property rights may require expensive investment in protracted litigation and substantial management time, and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. In the Electronics segment, the patents in our portfolio are scheduled to expire at various dates through 2038. In the Hydraulics segment, the patents in our portfolio are schedule to expire at various dates through 2040.

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

If we are alleged to have infringed upon the intellectual property rights owned by others, our business and results of operations could be materially adversely affected. Competitors or other third parties may allege that we, or consultants or other third parties retained or indemnified by us, infringe on their intellectual property rights. We also may face allegations that our employees have misappropriated intellectual property rights of their former employers or other third parties. From time to time, we receive notices from other companies that allege we may be infringing certain of their patents or other rights. If we are unable to resolve these matters satisfactorily, or to obtain licenses on acceptable terms, we may face litigation. Given the potential risks and uncertainties of intellectual property-related litigation, the assertion of an infringement claim against us may cause us to spend significant amounts to defend the claim (even if we ultimately prevail), pay significant money damages, lose significant revenues, be prohibited from using the relevant technologies or other intellectual property rights, cease offering certain products or services, or incur significant license royalty, or technology development expenses. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such indemnifying party may refuse or be unable to uphold its contractual obligations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed. We maintain trade secrets, confidential, and proprietary information in the course and scope of our business. In the Electronics segment particularly, we rely significantly on trade secrets such as unpatented software algorithms, know-how, technology and other proprietary information to maintain our competitive position. We seek to protect software algorithms through encryption mechanisms in the distribution of our binary files used in programming our engine control products. However, we cannot guarantee that these encryption techniques can protect all or any portion of these binary files. In practice, we seek to protect our trade secrets by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. The agreements obligate them to assign to us any inventions developed in the course of their work for us. However, we cannot guarantee that we have executed these agreements with each party that may have or has had access to our trade secrets or that the agreements we have executed will provide adequate protection. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. As a result, we may be forced to bring claims against third parties, or defend claims that they bring against us, to determine ownership of what we regard as our intellectual property. Monitoring unauthorized disclosure is difficult and we do not know whether the procedures we have followed to prevent such disclosure are, or will be, adequate. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. may be less willing or unwilling to protect trade secrets. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor, our competitive position would be harmed, which could have an adverse effect on our business and financial condition.

Our use of open source software may expose us to additional risks. We use open source software in our business, including in some of our products. While we try to monitor all use of open source software in our business to ensure that no open source software is used in such a way as to require us to disclose the source code to critical or fundamental elements of our software or technology, we cannot be certain that such use may not have inadvertently occurred in deploying our solutions. Furthermore, the terms of many open source licenses have not been interpreted by U.S. courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. The risks associated with usage of open source software cannot be eliminated and could potentially have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to Our Business: Other

We are subject to risks relating to international sales.  International sales represent a significant proportion of our consolidated sales. Approximately 62% and 59% of our net sales were outside of the U.S. during 2020 and 2019, respectively. We will continue to expand the scope of operations outside the U.S., both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of net sales in future periods.

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

Our international operations and sales also expose us to different local political, regulatory and business risks and challenges. For example, we are faced with potential difficulties in staffing and managing local operations and we have to design local solutions to manage credit and legal risks of local customers and channel partners, which may not be effective. In addition, because some of our international sales are to suppliers that perform work for foreign governments, we are subject to the political and legal risks associated with foreign government projects. For example, certain foreign governments may require suppliers for a project to obtain products solely from local manufacturers or may prohibit the use of products manufactured in certain countries.

International growth and expansion into markets such as Europe, Asia and Latin America may cause us difficulty due to greater regulatory barriers than in the U.S., the necessity of adapting to new regulatory systems, problems related to entering new markets with different economic, social and political systems and conditions, and significant competition from the primary participants in these markets, some of which may have substantially greater resources and political influence than we do. For example, unstable political conditions or civil unrest could negatively impact our order levels and sales in a region or our ability to collect receivables from customers or operate or execute projects in a region.

We are dependent upon key individuals and skilled personnel. Our success depends, to some extent, upon a number of key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Future operating results depend to a significant degree upon the continued contribution of key management, technical personnel and the skilled labor force. As the Company continues to expand internationally, additional management and other key personnel will be needed. Competition for management and engineering personnel is intense, and other employers may have greater financial and other resources to attract and retain these employees. We conduct a substantial part of our operations in Sarasota, Florida; Tulsa, Oklahoma; Rivolta D’adda, Italy; various locations across Australia; Costa Mesa, California and Baja, Mexico. Our continued success is dependent on our ability to attract and retain a skilled labor force at these locations. There are no assurances that we will continue to be successful in attracting and retaining the personnel required to develop, manufacture and market our products and expand our operations.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services. We are dependent on various information technologies throughout our Company to administer, store and support multiple business activities. Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes, and operational disruptions, which in turn could adversely affect our reputation, competitiveness, and results of operations.

Due to the nature of our business and products, we may be liable for damages based on product liability and other tort and warranty claims. We face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in death, bodily injury, property damage, or economic loss. In the past, we have been subject to product liability claims relating to our products, and we may be subject to additional product liability claims in the future for both past and current products.

Although we currently maintain product liability coverage, which we believe to be adequate for the continued operation of our business, such insurance may become difficult or impossible to obtain in the future on terms acceptable to us. Moreover, our insurance coverage includes customary exclusions and conditions, may not cover certain specialized applications and generally does not cover warranty or recall claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition and adversely affect our results of operations. Furthermore, regardless of the outcome, product liability claims can be expensive to defend, divert the attention of management and other personnel for significant periods of time and cause reputational damage.

We are subject to a variety of claims, investigations and litigation that could adversely affect our results of operations and harm our reputation. In the normal course of our business, we are subject to claims and lawsuits, including from time to time claims for damages related to product liability and warranties, investigations by governmental agencies, litigation alleging the infringement of intellectual property rights and litigation related to employee matters and commercial disputes. Defending these lawsuits and becoming involved in these investigations may divert our management’s attention, and may cause us to incur significant expenses, even if there is no evidence that our systems or components were the cause of the claim. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, any insurance or indemnification rights that we have may be insufficient or unavailable to protect us against potential loss exposures.

We are subject to risks related to sustainability, corporate social responsibility and reputation. Many factors influence our reputation and the value of our brands including the perception held by our customers, business partners, investors, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance activities and disclosures and risk of damage to our reputation and the value of our brands if we fail to act responsibly in a number of areas, such as environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows. In addition, how governments act to mitigate climate and related environmental risks, as well as associated changes in the behavior and preferences of businesses and consumers, could have an adverse effect on our business and financial results. Changes in climate and related environmental risks, perceptions of them, and governmental responses to them, may also occur more rapidly than we are able to adapt without disrupting our business and impairing our financial results.

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

We may not pay dividends on our common stock. Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments and as permitted by our debt agreements. Although historically we have paid a continuous quarterly dividend and a periodic special dividend, we are not required to declare cash dividends on our common stock, and the payment of future quarterly and special dividends is subject to the discretion of our board of directors. In determining the amount of any future quarterly or special dividends, our board of directors will consider economic and market conditions, our financial condition and operating results. Any change in our historical dividend practice could adversely affect the market price of our common stock. If our board of directors decides not to pay dividends in the future, then a return on investment in our common stock will only occur if our stock price appreciates.

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

Hydraulics Segment
	Square Footage (in thousands)
Region	Owned	Leased	Total
U.S.	1,083	62	1,145
Europe	91	763	854
Asia/Pacific	59	184	243
Total	1,233	1,009	2,242

Electronics Segment
	Square Footage (in thousands)
Region	Owned	Leased	Total
U.S.	179	310	489
Europe	18	7	25
Asia/Pacific	—	7	7
Total	197	324	521

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

Holders

There were 185 shareholders of record of Common Stock on February 19, 2021. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers, and registered clearing agencies.

Dividends

We have historically paid regular quarterly dividends of $0.09 per share. Our board of directors currently intends to continue to pay a quarterly dividend of $0.09 per share during 2021. However, the declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

Equity Compensation Plans

Information called for by Item 5 is provided in Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report (Item 8 of this report).

Issuer Purchases of Equity Securities

We did not repurchase any of our stock during the years ended January 2, 2021 and December 28, 2019.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Helios, the Russell 2000 Index and the Dow Jones US Diversified Industries Index, from January 2, 2016, to January 2, 2021, assuming $100 invested in each on January 2, 2016. Total return assumes reinvestment of any dividends for all companies considered within the comparison.  The stock price performance shown in the graph is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Helios Technologies, the Russell 2000 Index and Dow Jones US Diversified Industries Index

$220
$200
$180
$160
$140
$120
$100
$80
$60
01/02/2016
12/31/2016
12/30/2017
12/29/2018
12/28/2019
01/02/2021
Helios Technologies
Russell 2000 Index
Dow Jones US Diversified Industries Index

	1/2/2016	12/31/2016	12/30/2017	12/29/2018	12/28/2019	1/2/2021
Helios Technologies	100.00	27.50	62.95	(48.09)	37.62	18.24
Russell 2000 Index	100.00	21.31	14.65	(11.72)	26.50	19.99
Dow Jones US Diversified Industries Index	100.00	10.96	(6.59)	(25.70)	28.20	12.22

ITEM 6.  SELECTED FINANCIAL DATA

The following summary should be read in conjunction with the Consolidated Financial Statements and related notes contained herein.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1.  Business."

We report on a fiscal year that ends on the Saturday closest to December 31st. Each quarter generally consists of thirteen weeks, with a fourteen-week quarter occurring periodically. The 2020 fiscal year contained 53 weeks, with a fourteen-week fourth quarter, and ended January 2, 2021. Fiscal years 2016 through 2019 contained 52 weeks.

	Year ended
	Jan 2, 2021	Dec 28, 2019	Dec 29, 2018	Dec 30, 2017	Dec 31, 2016
	(in thousands except per share data)
Statement of Operations:
Net sales	$523,040	$554,665	$508,045	$342,839	$196,934
Gross profit	196,228	212,282	192,683	136,525	71,349
Operating income	35,412	90,115	75,554	61,491	34,459
Income before income taxes	24,047	75,307	56,395	47,544	34,901
Net income	14,218	60,268	46,730	31,558	23,304
Basic and diluted net income per common share	0.44	1.88	1.49	1.17	0.87
Dividends declared per share	0.36	0.36	0.36	0.38	0.40
Other Financial Data:
Depreciation and amortization	$39,695	$35,215	$39,714	$19,190	$11,318
Capital expenditures	14,580	25,025	28,380	22,205	6,187
Balance Sheet Data:
Cash and cash equivalents	$25,216	$22,123	$23,477	$63,882	$74,221
Working capital	126,007	116,136	103,866	100,913	110,192
Total assets	1,296,979	1,021,751	1,042,165	459,766	444,777
Total debt	462,385	300,393	352,685	116,000	140,000
Shareholders’ equity	607,790	577,636	530,768	272,673	236,397

Our acquisition activity impacts the comparability of the selected financial information presented above. We completed the following acquisitions during the periods presented above: Enovation Controls, LLC acquired on December 5, 2016, Faster S.r.l. acquired on April 5, 2018, Custom Fluidpower Pty Ltd acquired on August 1, 2018 and Balboa Water Group acquired on November 6, 2020. The results of operations and estimated fair value of assets acquired and liabilities assumed are included in our financial statements for all periods subsequent to the acquisition dates. Additional details of our acquisitions are provided in Note 3 of the Notes to the Consolidated Financial Statements included in this Annual Report (Item 8 of this report).

Comparability of the selected financial data is further impacted by a goodwill impairment charge totaling $31.9 million, recognized in the 2020 fiscal year as a result of the impact of COVID-19 pandemic on the global economy. Additional details are provided in Note 8 of the Notes to the Consolidated Financial Statements included in this Annual Report (Item 8 of this report).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The operating results of the Hydraulics and Electronics segments included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented on a basis consistent with our internal management reporting. Segment information included in Note 16 of the Notes to the Consolidated Financial Statements included in this Annual Report is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the U.S. (“U.S. GAAP”), specifically the allocation of certain corporate and acquisition-related costs, are included in Corporate and Other.

Overview

We are an industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets, each of which serves as a reportable segment. We were originally founded in 1970 as Sun Hydraulics Corporation, which designed and manufactured cartridge valves for hydraulics systems. We changed the Company’s legal name on June 13, 2019, from Sun Hydraulics Corporation to Helios Technologies, Inc.

On June 17, 2019, shares of Helios began trading on the Nasdaq under the new ticker symbol “HLIO”.

Strategic Vision

Our strategic goals are to achieve $1 billion in sales through a combination of organic growth and acquisitions, while remaining a technology leader and delivering superior profitability, with operating margins in excess of 20%. We are augmenting our strategy with value streams that will help us to execute our goals and potentially accelerate the achievement of our strategic vision.

We believe the value streams will deliver growth, diversification and market leading financial performance as we develop into a more sophisticated, globally oriented, customer centric and learning organization. These are:

1.	Protect the business through customer centricity and drive cash generation through the launch of new products and leveraging existing products;
2.	Think and act globally to better leverage our assets, accelerate innovation and diversify end markets by driving intra- and inter-company initiatives and by building in the region for the region;
3.

Create greater opportunities for growth while reducing risk and cyclicality by diversifying our markets and sources of revenue by swarming commercial opportunities that leverage our products and technologies’ value in new markets such as defense and commercial food service; and

4.

Develop our talent, our most critical resource, through a culture of customer-centricity through the embracement of diversity, engagement of the team, focus on shared, deeply rooted values and promotion of a learning organization.

Our strategy is underpinned by the execution of acquisitions, which we expect to include bolt-on flywheel type acquisitions (up to $100 million in enterprise value) and the evaluation of more transformative acquisitions ($100 million to $1 billion in enterprise value). The objective of our acquisition strategy is to enhance Helios by:

•	Growing our current product portfolio or adding new technologies and capabilities that complement our current offerings;
•	Expanding geographic presence; and
•	Bringing new customers or markets.

To support the execution of our strategy, our financial strategy is oriented on delivering industry leading margins, a strong balance sheet and sufficient financial flexibility to support organic and acquisitive growth.

We align our internal key performance indicators with our strategy to ensure our short-term actions will deliver long-term expectations.

We employ several tactics to execute our strategies, which include capitalizing on our unique and deeply rooted values, structured human capital development and differentiated engineering for both products and processes.

Continued product development is a key factor to organic and synergistic growth in both the Hydraulics and Electronics segments, including joint development between the two segments.

In the Hydraulics segment, we continue to invest in our FLeX series of electro-hydraulic cartridge valves for the mobile and industrial markets in both high and low pressure applications. We have already released over 25 new FLeX series valves and will have a significant number of additional introductions to the FLeX family. These products allow us to compete in parts of the market where we could not before, including complete valve solutions. Investments in sustaining engineering and simulation development are delivering performance improvements of our existing valves by reducing manufacturing costs through improved first pass yield. In addition, the sophistication process of coupling solutions and the electrification of these products has now entered the second phase of its development. We have identified new products to be developed and tested with selected customers with the goal of reinforcing the technological advantage we have historically had and so that we can continue to expand in this market.

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

Acquisitions

Our acquisition activity, driven by our strategic vision, has enabled us to diversify our product offerings and the markets we serve and expand our geographic presence. Prior to 2016, we operated primarily in the Hydraulics market with a small presence in electronics. Since our acquisitions of Enovation Controls in 2016 and Faster and Custom Fluidpower in 2018, we have entered into several new markets, including, marine, power generation, recreational vehicles and mining. We have also expanded our presence in the agricultural, construction equipment, general industrial and material handling end markets. Our product and service portfolio has grown significantly to include quick release hydraulic coupling solutions, complete system design, installation and commissioning, hydraulic system service and repairs, traditional mechanical and electronic gauge instrumentation, plug and go CAN-based instruments, robust environmentally sealed controllers, engineered panels and application specialists, process monitoring instrumentation, proprietary hardware and software development, printed circuit board assembly and wiring harness design and manufacturing.

In November 2020 we acquired Balboa Water Group further diversifying the markets we serve and expanding our technological capabilities in electronics. Balboa is an innovative market leader of electronic controls for the health and wellness industry with proprietary and patented technology that enables end-to-end electronic control systems for therapy baths and spas. Headquartered in Costa Mesa, California, Balboa’s manufacturing operations are located in Mexico, with sales and warehouse operations in Denmark. This acquisition expanded our electronic control technology with complementary AC (alternating current) capabilities and enabled further diversification of end markets.

In January 2021, we acquired the assets of BJN Technologies, LLC, an innovative engineering solutions provider that was founded in 2014. With the acquisition, we formed the Helios Center of Engineering Excellence (“Engineering Center”) to centralize our technology advancements and new product development and better leverage existing talents across the electronics segment initially, and then throughout all of Helios.

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

Our primary manufacturing locations are currently fully operational but were impacted throughout the year to differing degrees by various COVID-19 related factors such as:

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

o	Our US locations are considered essential businesses and remained operational; however, production schedules were adjusted as needed for deep cleaning and social distancing accommodations.
•

Reduced workforce. Employees are exercising caution and have quarantined when appropriate which has caused a small reduction in the workforce. We also executed layoffs and furlough programs as cost containment measures.

•	Supply chain constraints. The majority of our suppliers remain open and we have experienced limited disruption to production due to supply chain issues.
•

Delivery constraints. We experienced some delivery delays towards the end of the first quarter and early in the second quarter, primarily due to OEM customers in the U.S. and Europe having temporarily shut down.

•

Softening incoming order rates. While we did not experience a significant number of order cancellations during the year, we have experienced a decline in incoming orders. Some OEM customers have requested to delay order delivery dates into later quarters.

Employees continue to work from home when necessary, and we have taken significant measures to ensure the health and safety of those working at our facilities.

As of the date of this filing, pandemic related disruptions to our business are minimal. Our outlook for the 2021 fiscal year assumes the global economy continues to recover, however we cannot at this time predict any future impacts. Refer to Item 1A Risk Factors of this Annual Report for additional COVID-19 related discussion.

Brexit

In January 2020, the UK exited the EU. During the transition period, which ended on December 31, 2020, existing arrangements between the UK and the EU remained in place while the UK and the EU negotiated a free trade agreement that was entered into on December 24, 2020 and went into effect on January 1, 2021. The Company continues to monitor the situation and plan for potential impact. We have considered the following factors that mitigate the potential impact of Brexit on the import and export of goods to and from the UK:

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products decreased 17% in 2020, after decreasing 7% in 2019 and increasing 13% in 2018. In Europe, the CEMA Business Barometer reports that in February 2021, the business climate index for the European agricultural machinery industry has risen to a clear boom level after having reached the positive range in October for the first times since mid-2019. The CECE (Committee for European Construction Equipment) business climate index continued its recovery in November as future business expectations reached pre-pandemic levels and the climate index hit the neutral line for the first time since March 2020.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports sales of semiconductors and other electronics components improved during the fourth quarter of 2020, exceeding fourth quarter 2019 levels. The Institute of Printed Circuits Association reported that total North American printed circuit board shipments in December 2020 increased 4.5% compared with the same month last year; compared with November 2020, December shipments grew 9.8%. In our Electronics segment, we experienced declining sales in excess of the overall market, due to softer demand in recreational and oil and gas end markets as well as a strategic change we made to our customer base during 2019. In addition, several of our large OEM customers had requested to adjust the timing of order request dates into later quarters. For additional information, refer to the discussion of 2020 results of our Electronics segment below.

2020 Results and Comparison of Years Ended January 2, 2021 and December 28, 2019

The following table sets forth our consolidated results of operations:

(in millions except net income per share)	For the year ended
	January 2, 2021	December 28, 2019	$ Change	% Change
Net sales	$523.0	$554.7	$(31.7)	(5.7)%
Gross profit	$196.2	$212.3	$(16.1)	(7.6)%
Gross profit %	37.5%	38.3%
Operating income	$35.4	$90.1	$(54.7)	(60.7)%
Operating income %	6.8%	16.2%
Net income	$14.2	$60.3	$(46.1)	(76.5)%
Basic and diluted net income per common share	$0.44	$1.88	$(1.44)	(76.6)%

Consolidated net sales for the 2020 year totaled $523.0 million, down 5.7% compared with 2019. The Company’s acquisition of Balboa on November 6, 2020 added $26.1 million in sales for the year. Changes in foreign currency exchange rates favorably impacted sales by $2.0 million for the year. A large portion of the decline in sales compared with 2019 is attributed to the effects of the COVID-19 pandemic on our business, customers and end markets. During the month of April, we experienced a considerable impact on sales due to facility closures, customer shut-downs and regulatory restrictions imposed on shipments. Our production capabilities recovered throughout the second quarter, with the third quarter returning to more typical levels while order intake remained soft throughout the year. Towards the end of the year, we began to experience some recovery, with fourth quarter sales of our legacy businesses exceeding second and third quarter levels driven primarily by demand in the European agriculture market and the U.S. recreational marine market.

From a geographic perspective, excluding the acquisition and foreign currency impacts, our sales to the Americas and EMEA regions were impacted significantly during the year, declining 20.4% and 9.1% over 2019, respectively. Increased demand and our recent expansion efforts in the APAC region drove sales growth of 4.6% over 2019.

Gross profit margin declined 0.8 percentage points during 2020 from 38.3% to 37.5%. The impact of amortization of acquisition-related inventory step up costs resulting from the Balboa acquisition of $1.9 million accounted for 0.4 percentage points of the decline.

Throughout the year, we implemented multiple cost saving measures to mitigate the effects of the downturn, including decreased use of consultants and contractors, adjustments to our fixed cost labor base by implementing salary reductions, furloughs and layoffs, and reduced travel and other discretionary spending. Our cost saving measures have been partially offset as we have incurred costs related to the purchase of safety equipment, personal protective equipment and higher cleaning costs to ensure our employees’ safety during the pandemic.

During the first quarter of 2020, current and expected economic impacts from the COVID-19 pandemic led to an impairment charge of $31.9 million of goodwill at our Faster reporting unit. Current year profitability was further impacted by non-recurring costs of $2.6 million related to the transition of two of our officers, including our former Chief Executive Officer and $6.6 million of transaction costs for our acquisition of Balboa. Amortization on Balboa intangible assets totaled $4.0 million during 2020. As a result of these impacts, operating margin for the year declined to 6.8%.

Segment Results

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	For the year ended
	January 2, 2021	December 28, 2019	$ Change	% Change
Net sales	$407.2	$442.8	$(35.6)	(8.0)%
Gross profit	$150.3	$161.4	$(11.1)	(6.9)%
Gross profit %	36.9%	36.4%
Operating income	$82.0	$86.0	$(4.0)	(4.7)%
Operating income %	20.1%	19.4%

Net sales for the Hydraulics segment totaled $407.2 million in 2020, representing a contraction of $35.6 million, 8.0%, over the prior year. Changes in foreign currency exchange rates favorably impacted sales for the year by $2.0 million. Disruptions caused by the pandemic, including our facility closures and regulatory restrictions on shipments experienced during the first and second quarters, as well as ongoing reduced end market demand and related impacts to our customers, led to the diminished sales during the year.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	For the year ended
	January 2, 2021	December 28, 2019	$ Change	% Change
Americas	$130.5	$162.3	$(31.8)	(19.6)%
EMEA	131.2	141.6	(10.4)	(7.3)%
APAC	145.5	138.9	6.6	4.8%
Total	$407.2	$442.8

Shipments and demand weakened in the Americas region during 2020 with sales declining $31.8 million, 19.6%, compared with the prior year. Sales to the EMEA region decreased 9.1% after consideration of positive impacts from foreign currency fluctuations totaling $2.5 million during 2020. Sales to the APAC region during 2020 were up $6.6 million, 4.8%, over 2019, due to improved demand in China as well as our recent expansion efforts in the region. After consideration of negative impacts from changes in foreign currency exchange rates of $0.6 million, sales to the APAC region improved 5.2% over 2019.

Hydraulics segment gross profit trended downward in 2020 compared with 2019, due to lower sales volume. Changes in foreign currency exchange rates had a favorable impact on gross profit for the year of $0.3 million. Gross profit margin improved by 0.5 percentage points in 2020 compared with the prior year. Effective cost management efforts, including adjustment of our fixed cost base by implementing furloughs and temporary salary reductions, savings from our 2019 organizational restructure at Sun Hydraulics and production efficiencies gained from our CVT manufacturing consolidation project, which was completed in the first quarter of 2019 led to the margin gains.

Selling, engineering and administrative expenses (“SEA”) were down 3.8% to $68.3 million in 2020, compared with $71.0 million in the prior year as a result of the aggressive cost management efforts previously noted and reductions in costs related to wages, travel and marketing, professional fees and other discretionary costs. The segment incurred increased costs for safety equipment and cleaning services as well as increased corporate operating costs allocated to the segment that were incurred to support the growth and change in the structure of Helios. Reduced leverage of our fixed cost base on lower sales led to SEA as a percent of sales increasing 0.8 percentage points during the year.

In the third quarter of 2019, we incurred one-time costs for an organizational restructure which resulted in $1.7 million of early retirement and severance charges. The restructuring plan was executed at Sun Hydraulics to improve the global cost structure of the business while aligning employee talent with the strategic operational goals of the Company. All actions from this restructuring plan have been completed. Also in the third quarter of 2019, we incurred a one-time cost of $2.7 million for a loss on disposal of an intangible asset from the termination of our technology licensing agreement with Sturman Industries, Inc. The termination of the agreement is the result of a phase out of the digital logic valve (“DLV”) related products and technologies.

As a result of the impacts to gross profit and SEA costs noted above, 2020 operating income declined $4.0 million, 4.7%, compared with 2019, while 2020 operating margin improved 0.7 percentage points during the year.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	For the year ended
	January 2, 2021	December 28, 2019	$ Change	% Change
Net sales	$115.8	$111.9	$3.9	3.5%
Gross profit	$47.8	$50.9	$(3.1)	(6.1)%
Gross profit %	41.3%	45.5%
Operating income	$19.4	$22.0	$(2.6)	(11.8)%
Operating income %	16.8%	19.7%

Net sales for the Electronics segment totaled $115.8 million in 2020, an increase of $3.9 million, 3.5%, over the prior year. The acquisition of Balboa added $26.1 million to current-year sales. Demand in the health and wellness and spa and bath industries has been bolstered by the pandemic as consumers invest in health and home improvements. We have seen the same trend in the recreational marine industry in which demand has remained strong. Decreased demand in many of our other legacy end markets caused by the pandemic has had a significant impact on our 2020 sales, as many of our customers shut down operations for a period of time during the second quarter and several of our large OEM customers requested to adjust the timing of order request dates into later quarters. Demand in the oil and gas end market has been severely impacted, and we continue to experience some decline resulting from our intentional shift in our customer base which included the release of certain contractual obligations to customers that allowed us to leverage all of our products to a broader and more diversified customer base. Changes in exchange rates had a minimal impact on 2020 sales of the Electronics segment.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	For the year ended
	January 2, 2021	December 28, 2019	$ Change	% Change
Americas	$93.9	$96.3	$(2.4)	(2.5)%
EMEA	10.8	8.4	2.4	28.6%
APAC	11.1	7.2	3.9	54.2%
Total	$115.8	$111.9

Impacted by the Balboa acquisition, sales to the Americas region during 2020 declined $2.4 million, 2.5%, while sales to the EMEA and APAC regions increased 28.6% and 54.2%, respectively.

Gross profit contracted by $3.1 million, 6.1%, in 2020, primarily due to the lower sales volume. Gross profit margin declined 4.2 percentage points to 41.3% compared with 45.5% in 2019. Gross margin was heavily impacted by reduced leverage of our fixed cost base on lower sales throughout the year and the addition of spa and bath product sales which have a different margin profile compared with our historical business resulting in higher cost of goods and lower SEA costs. Cost management efforts and a $0.9 million non-recurring benefit from the release of contractual obligations to customers during the 2020 first quarter helped to mitigate the impacts.

SEA expenses fell $0.5 million, 1.7%, to $28.4 million in 2020 compared with $28.9 million during 2019 and SEA costs as a percentage of sales declined 1.3 percentage points to 24.5%, as cost saving measures focused on managing fixed personnel costs and eliminating non-essential spending. Throughout the year we have continued to invest in the engineering and research and development (“R&D”) necessary to support new product development that will drive revenue growth in 2021 and beyond.

As a result of the impacts to gross profit and SEA costs noted above, operating income declined $2.6 million, 11.8%, over the 2019 year while operating margin decreased 2.9 percentage points, to 16.8%.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the year ended January 2, 2021, these costs totaled $65.9 million for (i) goodwill impairment of $31.9 million, (ii) transition costs for two of our officers, including our former Chief Executive Officer totaling $2.6 million, (iii) acquisition-related items such as transaction costs of $6.6 million, (iv) charges related to inventory step-up to fair value of $1.9 million, (v) amortization of acquisition-related intangible assets of $22.1 million and (vi) $0.9 million related to other acquisition and integration activities. For the year ended December 28, 2019, these costs totaled $17.9 million and were for amortization of acquisition-related intangible assets.

Interest Expense, net

Net interest expense decreased $2.1 million during 2020 to $13.3 million compared with $15.4 million in 2019. The decrease is attributable to lower average debt levels during 2020 due to our net debt repayments during the year which totaled $48.3 million, excluding the amendment of our credit facility at the end of October which increased borrowings to fund the Balboa acquisition.

Income Taxes

The provision for income taxes for the year ended January 2, 2021, was 17.6% of pretax income before non-deductible impairment related charges compared with 20.0% for the year ended December 28, 2019. The 2020 effective tax rate after nondeductible goodwill impairment was 40.9%. These effective rates typically fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted into law in response to the COVID-19 pandemic. The Company has evaluated the various income and payroll tax provisions and expects little or no impact to income tax expense. However, the Company is taking advantage of the various payment deferments allowed and employee retention credits afforded by the CARES Act and other similar state and/or foreign liquidity measures. The CARES Act allows employers to defer the deposit and payment of the employer's share of Social Security taxes. We deferred the payment of $1.5 million of payroll taxes normally due between March 27, 2020 and December 31, 2020. These payroll taxes will be paid during the third quarter of 2021 and are included as accrued compensation and benefits in the accompanying Consolidated Balance Sheets.

As of December 2018, the company had recorded $0.6 million of expense related to the one-time transition tax on mandatory deemed repatriation of foreign earnings. The Company elected to pay the transition tax in full.

As of January 2, 2021, the Company had approximately $19.3 million of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations.

2019 Results and Comparison of Years Ended December 28, 2019 and December 29, 2018

For the discussion and analysis of our 2019 results compared with our 2018 results, refer to our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC on February 25, 2020. The discussion is incorporated herein by reference.

Liquidity and Capital Resources

Historically, our primary source of capital has been cash generated from operations. In recent years we have used borrowings on our credit facilities to fund acquisitions, and during 2018 we raised $240.0 million in net proceeds from our public offering of our common stock, which was also used to fund acquisition activity during the year. During 2020, net cash provided by operating activities totaled $108.6 million and as of January 2, 2021 we had $25.2 million of cash on hand and $144.0 million of available credit on our revolving credit facility. We also have a $300.0 million accordion feature available on our credit facility, which is subject to certain pro forma compliance requirements and is intended to support potential future acquisitions.

Our principal uses of cash have been paying operating expenses, paying dividends to shareholders, making capital expenditures, servicing debt and making acquisition-related payments.

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

Cash flows

The following table summarizes our cash flows for the periods (in millions):

	For the year ended
	January 2, 2021	December 28, 2019	$ Change
Net cash provided by operating activities	$108.6	$90.5	$18.1
Net cash used in investing activities	(235.9)	(22.4)	(213.5)
Net cash provided by (used in) financing activities	137.7	(71.7)	209.4
Effect of exchange rate changes on cash	(7.3)	2.3	(9.6)
Net increase (decrease) in cash and cash equivalents	$3.1	$(1.3)	$4.4

Cash on hand increased $3.1 million from $22.1 million at the end of 2019 to $25.2 million at the end of 2020. Cash and cash equivalents were unfavorably impacted by changes in exchange rates during the year ended January 2, 2021 by $7.3 million and favorably impacted during the year ended December 28, 2019 by $2.3 million. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and also paying down borrowings on our credit facilities.

Operating activities

Cash from operations increased $18.1 million, 20.0%, compared with the prior year. $10.7 million of the fluctuation resulted from the 2019 payment on the contingent consideration liability related to the Enovation Controls acquisition, which was included in operating cash flows for the 2019 period as the total payments exceeded the acquisition date fair value of the liability. The remaining increase of $7.4 million resulted from improved cash flow from operating assets and liabilities offset by decreased cash earnings. Changes in inventory, net of acquisitions, increased cash by $0.6 million in 2020 compared with a decrease in cash of $1.5 million during 2019. Days of inventory on hand increased to 100 days for the 2020 year, compared with 91 during the 2019 year, impacted by the softer than expected demand during the year and an increase in certain purchased parts inventories to mitigate the risk of potential supplier constraints. There has been no decline in the net realizable value of our inventory as a result of recent economic conditions. Changes in accounts receivable, net of acquisitions, increased cash by $0.7 million in 2020 compared with $5.7 million in 2019. Days sales outstanding for the 2020 year went up to 50 days, from 44 days during 2019. We have not experienced significant delays in collection of accounts receivable balances from customers as a result of the COVID-19 pandemic.

Investing activities

Cash used in investing activities increased during 2020 by $213.5 million, compared with 2019. The acquisition of Balboa accounted for $217.0 million of the fluctuation. Capital expenditures were $14.6 million during 2020; $10.4 million, 41.6%, lower than the prior year. Due to the economic conditions and uncertainty of future cash flows during the year, capital expenditure projects were evaluated and several were postponed. We only proceeded with high priority and critical projects during the year. Capital expenditures for 2021 are forecasted to be approximately 5% of sales, primarily for investments in machinery and equipment to increase capacity, maintain existing machine efficiencies and improve manufacturing technologies.

Financing activities

Cash provided by financing activities totaled $137.7 million in 2020, compared with cash used in financing activities of $71.7 million in 2019.

During the second quarter, we entered into a term facility with Intesa Sanpaolo S.p.A to provide us with additional liquidity of €5.0 million. We also entered into a term loan and a line of credit with Citibank that allows maximum borrowings of RMB 65.0 million in order to facilitate operational expansion in China.

On October 28, 2020, we amended and restated our credit agreement with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The amendment increased the term loan credit facility to an aggregate principal amount of $200.0 million. The revolving credit facility’s aggregate maximum principal borrowing amount remained unchanged at $400.0 million, and the accordion feature was increased to an aggregate principal amount of $300.0 million. The credit facilities will be available through October 28, 2025. We plan to use the proceeds of the amended credit agreement for working capital purposes, to finance acquisitions such as the purchase of Balboa, and for general corporate purposes.

Borrowings on our revolving credit facility and our long-term non-revolving debt with PNC Bank as of January 2, 2021 totaled $255.9 million and $200.0 million, respectively. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report for additional information regarding our credit facilities.

During April 2019, we paid $17.8 million to the former owners of Enovation Controls in connection with the last payment due on the contingent consideration liability.

We have historically declared regular quarterly dividends to shareholders of $0.09 per share. We paid dividends totaling $11.6 million, $11.5 million, and $11.0 million for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the Board of Directors.

Contractual obligations

The timing of payments due under our contractual obligations as of January 2, 2021, are summarized in the table below (in thousands):

	Payments due by Period
CONTRACTUAL OBLIGATIONS	TOTAL	2021	2022-2023	2024-2025	Thereafter
Revolving lines of credit (1)	$256,224	$315	$—	$255,909	$—
Long-term, non-revolving debt (2)	206,770	16,355	30,415	160,000	—
Interest on long-term debt (3)	62,835	13,844	26,470	22,521	—
Contingent consideration (4)	1,919	242	817	860	—
Supplier purchase commitments (5)	43,542	39,555	3,965	22	—
Building purchase commitment (6)	32,586	—	—	—	32,586
Operating leases	19,798	5,487	6,789	4,602	2,920
Financing leases	734	457	277	—	—
Total contractual obligations	$624,408	$76,255	$68,733	$443,914	$35,506

(1)	Our revolving credit facilities expire in November 2021 and October 2025. Although we may make earlier principal payments, we have reflected the principal balances due at expiration.
(2)	Amounts represent required payments on long-term non-revolving debt obligations and exclude debt issuance costs.
(3)

Interest on the revolving line of credit assumes the current interest rate environment and revolver borrowings consistent with January 2, 2021 debt levels. Interest on the non-revolving long-term debt assumes the current interest rate environment and takes into account future required payments.

(4)	Represents the fair value estimate of contractual contingent payments related to our acquisition of Balboa.
(5)	Amounts represent commitments entered into with key suppliers for minimum purchase quantities. Only obligations that are non-cancelable are included in the table.
(6)

The Company has entered into a lease to buy agreement for the purchase of a building. We have the option to purchase the building at any time during the lease period and are committed to buy at the end of the 6-year lease term. The full purchase price has been presented; however, the actual purchase price will be reduced by 60% of the payments made during the lease term.

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

The assessment of fair value for impairment purposes requires significant judgment by management. We generally use a combination of market and income approach methodologies to estimate the fair value of our reporting units. The income approach is generally based on a discounted cash flow analysis, which estimates the present value of the projected free cash flows to be generated by the reporting unit. Assumptions used in the analysis include estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables.  Assumptions made for future cash flows are developed based on consideration of current and future economic conditions, recent sales trends, planned timing of product launches or other relevant variables. The market approach estimates the value of reporting units by comparing to guideline public companies or guideline transactions. Various valuation multiples of companies that are economically and operationally similar are used as data points for selecting multiples for the reporting units. Changes in assumptions or estimates could materially affect the estimated fair value of our reporting units and the potential for impairment.

During the first quarter of 2020, the Company determined that, based on current economic conditions and potential future impacts from the COVID-19 pandemic, it was more likely than not that the fair value of the Faster reporting unit was less than its carrying value. Upon completion of the interim impairment testing, the Company determined that the carrying value of goodwill was impaired. Upon completion of our subsequent annual goodwill impairment testing for the year ended January 2, 2021, we determined that the remaining carrying amount of goodwill was not impaired. See Note 8 of the Notes to the Consolidated Financial Statements included in this Annual Report for goodwill amounts.

Income Taxes

Our income tax policy provides for a balance sheet approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. These differences result from items reported differently for financial reporting and income tax purposes, primarily depreciation, amortization, accrued expenses and reserves.

Our annual tax rate fluctuates based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Indefinite reinvestment is determined by management’s judgment about, and intentions concerning, our future operations.

We recognize and measure uncertain tax positions in accordance with ASC 740. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We file annual income tax returns in multiple taxing jurisdictions around the world. Many years may pass before an uncertain tax position is audited by the relevant tax authorities and finally resolved. While it is often difficult to predict the outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes are adequate such that we reflect the benefits more likely than not to be sustained in an examination. We adjust these reserves, as well as the related interest and penalties, where appropriate in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our term loan and revolving credit facility with PNC Bank. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of January 2, 2021, we had $255.9 million in borrowings outstanding under the revolving credit facility and $200.0 million in borrowings outstanding under the term loan. Based on our level of variable rate debt outstanding during the year ended January 2, 2021, a one percentage point increase in the reference average interest rate, which generally equaled 3.55%, would have resulted in an approximate $1.4 million increase in financing costs for the year ended January 2, 2021. As of December 28, 2019, we had $208.7 million in borrowings outstanding under the revolving credit facility and $92.5 million in borrowings outstanding under the term loan. Based on our level of variable rate debt outstanding during the year ended December 28, 2019, a one percentage point increase in the reference average interest rate, which generally equaled 4.16%, would have resulted in an approximate $1.5 million increase in financing costs for the year ended December 28, 2019.

Foreign Currency Risk

Our exposure to foreign currency exchange fluctuations relate primarily to our locations in Italy, Australia, Germany, South Korea, the UK, China and India. Our operations in these countries are exposed to fluctuations in foreign currency rates primarily from payments received from customers and payments made to suppliers denominated in foreign currencies. During the year ended January 2, 2021 we economically hedged certain foreign currency risks by entering into forward foreign exchange contracts. These contracts were not designated as hedging instruments for accounting purposes. A discussion of our accounting policies for derivative financial instruments is included within Notes 2 and 9, of the Notes to the Consolidated Financial Statements included in this Annual Report.

The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. The result of a 10% decrease in the 2020 average exchange rates of the currencies in which our transactions are denominated would have resulted in a decrease in annual sales and net income of $23.0 million and $3.1 million, respectively, for the year ended January 2, 2021. The result of a 10% decrease in the 2019 average exchange rates of the currencies in which our transactions are denominated would have resulted in a decrease in annual sales and net income of $21.5 million and $2.3 million, respectively, for the year ended December 28, 2019. This sensitivity analysis assumes that each exchange rate changed in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a 10% decline in foreign currency exchange rates relative to the U.S. dollar on our January 2, 2021 and December 28, 2019 financial position would have resulted in a $55.3 million and $45.4 million reduction to equity (accumulated other comprehensive loss), respectively, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Helios Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Helios Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the periods ended January 2, 2021, December 28, 2019, and December 29, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the periods ended January 2, 2021, December 28, 2019, and December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing  separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Interim Evaluation of the Recovery of Goodwill

As described further in Note 2 to the financial statements, the Company performs a test for goodwill impairment annually, or more frequently if events or changes in circumstances indicate it is more likely than not that a reduction in the fair value of goodwill below its carrying value has occurred. The Company has completed several business combinations in the past five years, which have resulted in the recognition of goodwill. Upon completion of the interim impairment testing for the period ended March 28, 2020, the Company determined that the carrying value of goodwill for one of the reporting units was impaired. In estimating fair value, management utilizes an income approach and a market approach. The income approach determines fair value based on discounted cash flow models derived from the reporting units’ long-term forecasts. The market approach determines fair value based on earnings multiples derived from prices investors paid for the stocks of comparable, publicly traded companies. We identified this interim evaluation of the recovery of goodwill for one of the reporting units to be a critical audit matter.

The principal considerations for our determination that the evaluation of the recovery of goodwill for one of the reporting units was a critical audit matter are the significant judgements by management when developing the fair value measurement and the related auditor judgement that was required to evaluate certain of management’s assumptions used in the Company’s estimate of the fair value of that reporting unit.  Specifically, the growth rate used in financial projections extending several years, the related discount rate and the terminal value were all assumptions with a high level of estimation uncertainty in the discounted cash flow model. The market value model includes key assumptions such as the selection of comparable public companies used to establish market multiples.  Management’s assessment was based on qualitative and quantitative factors, such as the impact from competitors, impact of competing products, market demand forces, discount rates and assumptions, and other considerations that were particularly uncertain due to the COVID-19 pandemic.

Our audit procedures related to the interim evaluation of the recovery of goodwill for the one reporting unit included the following, among others.

•

We evaluated the design and tested the operating effectiveness of the key controls relating to management’s goodwill impairment process, including controls over the valuation of the Company’s reporting units, development of the forecast used in the discounted cash flow model, selection of the appropriate discount rate, and selection of comparable public companies used to determine market multiples.

•

We involved valuation specialist professionals to assist in evaluating the Company’s models and the methodology for the income approach and market approach to conclude on an entity’s fair value. The specialists also assisted in the assessment of the assumptions used by management in the models, particularly the discount rate and terminal value used in the income approach and the market multiples used in the market approach.

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

March 2, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Helios Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Helios Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of January 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 2, 2021, and our report dated March 2, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tampa, Florida

March 2, 2021

Helios Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	January 2, 2021	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$25,216	$22,123
Restricted cash	41	39
Accounts receivable, net of allowance for credit losses of $1,493 and $1,131	97,623	66,677
Inventories, net	110,372	85,195
Income taxes receivable	1,103	3,196
Other current assets	19,664	15,359
Total current assets	254,019	192,589
Property, plant and equipment, net	163,177	145,854
Deferred income taxes	6,645	5,803
Goodwill	443,533	377,569
Other intangible assets, net	419,375	294,651
Other assets	10,230	5,285
Total assets	$1,296,979	$1,021,751
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$59,477	$29,730
Accrued compensation and benefits	22,985	16,898
Other accrued expenses and current liabilities	24,941	14,377
Current portion of long-term non-revolving debt, net	16,229	7,623
Dividends payable	2,891	2,884
Income taxes payable	1,489	4,941
Total current liabilities	128,012	76,453
Revolving line of credit	255,909	208,708
Long-term non-revolving debt, net	189,932	84,062
Deferred income taxes	78,864	49,290
Other noncurrent liabilities	36,472	25,602
Total liabilities	689,189	444,115
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000 shares authorized, 32,121 and 32,047 shares issued and outstanding	32	32
Capital in excess of par value	371,778	365,310
Retained earnings	270,320	267,658
Accumulated other comprehensive loss	(34,340)	(55,364)
Total shareholders' equity	607,790	577,636
Total liabilities and shareholders' equity	$1,296,979	$1,021,751

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net sales	$523,040	$554,665	$508,045
Cost of sales	326,812	342,383	315,362
Gross profit	196,228	212,282	192,683
Selling, engineering and administrative expenses	106,831	99,665	93,867
Restructuring charges	—	1,724	—
Amortization of intangible assets	22,114	18,065	23,262
Goodwill impairment	31,871	—	—
Loss on disposal of intangible asset	—	2,713	—
Operating income	35,412	90,115	75,554
Interest expense, net	13,286	15,387	13,876
Foreign currency transaction (gain) loss, net	(1,555)	(846)	3,558
Other non-operating (income) expense, net	(366)	267	1,725
Income before income taxes	24,047	75,307	56,395
Income tax provision	9,829	15,039	9,665
Net income	$14,218	$60,268	$46,730
Basic and diluted net income per common share	$0.44	$1.88	$1.49
Basic and diluted weighted average shares outstanding	32,088	32,015	31,309
Dividends declared per share	$0.36	$0.36	$0.36

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the year ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net income	$14,218	$60,268	$46,730
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	21,574	(6,048)	(37,466)
Unrealized loss on interest rate swap, net of tax	(550)	(3,063)	(2,309)
Total other comprehensive income (loss)	21,024	(9,111)	(39,775)
Comprehensive income	$35,242	$51,157	$6,955

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	income (loss)	Total
Balance at December 30, 2017	—	$—	27,077	$27	$95,354	$183,770	$(6,478)	$272,673
Shares issued, restricted stock			102					—
Shares issued, other compensation			24					—
Shares issued, ESPP			36		1,546			1,546
Shares issued, public offering			4,400	5	239,788			239,793
Shares issued, acquisition			333		17,339			17,339
Stock-based compensation					4,271			4,271
Cancellation of shares for payment of employee tax withholding			(7)		(365)			(365)
Dividends declared						(11,444)		(11,444)
Net income						46,730		46,730
Other comprehensive loss							(39,775)	(39,775)
Balance at December 29, 2018	—	$—	31,965	$32	$357,933	$219,056	$(46,253)	$530,768
Shares issued, restricted stock			(7)					—
Shares issued, other compensation			26					—
Shares issued, ESPP			52		1,650			1,650
Shares issued, ESOP			24		1,152			1,152
Stock-based compensation					5,207			5,207
Cancellation of shares for payment of employee tax withholding			(13)		(632)			(632)
Dividends declared						(11,532)		(11,532)
Net income						60,268		60,268
Other comprehensive loss							(9,111)	(9,111)
Impact of adoption of ASU 2016-02, related to leases						(134)		(134)
Balance at December 28, 2019	—	$—	32,047	$32	$365,310	$267,658	$(55,364)	$577,636
Shares issued, restricted stock			13					—
Shares issued, other compensation			25					—
Shares issued, ESPP			45		1,344			1,344
Shares issued, discretionary contribution			1		45			45
Stock-based compensation					5,781			5,781
Cancellation of shares for payment of employee tax withholding			(11)		(702)			(702)
Dividends declared						(11,556)		(11,556)
Net income						14,218		14,218
Other comprehensive income							21,024	21,024
Balance at January 2, 2021	—	$—	32,120	$32	$371,778	$270,320	$(34,340)	$607,790

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended
	January 2, 2021	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net income	$14,218	$60,268	$46,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,695	35,215	39,714
Goodwill impairment	31,871	—	—
Stock-based compensation expense	5,781	5,207	4,271
Amortization of debt issuance costs	1,107	717	729
Benefit for deferred income taxes	(3,631)	(551)	(1,455)
Amortization of acquisition-related inventory step-up	1,874	—	4,441
Forward contract losses (gains), net	5,458	(2,863)	3,496
Other, net	1,006	4,614	1,452
(Increase) decrease in, net of acquisition:
Accounts receivable	727	5,657	(5,976)
Inventories	570	(1,450)	(11,703)
Income taxes receivable	1,731	(2,459)	(4,054)
Other current assets	(1,856)	(4,043)	565
Other assets	4,030	1,772	(1,299)
Increase (decrease) in, net of acquisition:
Accounts payable	10,569	(10,750)	5,894
Accrued expenses and other liabilities	3,806	5,700	(1,400)
Income taxes payable	(5,127)	6,234	(5,031)
Other noncurrent liabilities	(3,273)	(2,057)	1,076
Contingent consideration payments in excess of acquisition date fair value	—	(10,731)	—
Net cash provided by operating activities	108,556	90,480	77,450
Cash flows from investing activities:
Acquisitions of a business, net of cash acquired	(217,029)	—	(534,662)
Capital expenditures	(14,580)	(25,025)	(28,380)
Proceeds from dispositions of equipment	100	196	62
Cash settlement of forward contracts	(3,524)	2,478	(2,535)
Software development costs	(865)	—	—
Net cash used in investing activities	(235,898)	(22,351)	(565,515)
Cash flows from financing activities:
Borrowings on revolving credit facilities	117,565	129,951	282,500
Repayment of borrowings on revolving credit facilities	(79,609)	(176,750)	(142,750)
Borrowings on long-term non-revolving debt	119,727	—	101,447
Repayment of borrowings on long-term non-revolving debt	(5,958)	(5,465)	(3,825)
Proceeds from stock issued	1,344	1,650	241,338
Dividends to shareholders	(11,550)	(11,525)	(11,003)
Debt issuance costs	(1,714)	—	(1,763)
Payment of contingent consideration liability	(830)	(8,016)	(17,342)
Other financing activities	(1,234)	(1,588)	(1,262)
Net cash provided by (used in) financing activities	137,741	(71,743)	447,340
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,304)	2,261	318
Net increase (decrease) in cash, cash equivalents and restricted cash	3,095	(1,353)	(40,407)
Cash, cash equivalents and restricted cash, beginning of period	22,162	23,515	63,922
Cash, cash equivalents and restricted cash, end of period	$25,257	$22,162	$23,515
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$11,341	$11,421	$20,227
Interest	$11,567	$14,252	$12,783

Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$—	$1,152	$—
Unrealized loss on interest rate swap	$1,887	$3,482	$2,309
Contingent consideration incurred in connection with acquisition	$1,919	$—	$938
Indemnified tax liability incurred in connection with acquisition	$3,559	$—	$—
Stock issued for acquisition	$—	$—	$17,339
Foreign currency remeasurement impact on euro denominated debt	$7,246	$—	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

HELIOS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currencies in thousands, except per share data)

1.  COMPANY BACKGROUND

Helios Technologies, Inc. (“Helios,” or the “Company”) together with its wholly-owned subsidiaries, is a global leader in highly engineered motion control and electronic controls technology for diverse end markets, including construction, material handling, agriculture, energy, recreational vehicles, marine, health and wellness. Helios sells its products to customers in over 85 countries around the world. The Company’s strategy for growth is to be the leading provider in niche markets, with premier products and solutions through innovative product development and acquisition.

The Company operates in two business segments: Hydraulics and Electronics. There are three key technologies within the Hydraulics segment: cartridge valve technology (CVT), quick-release hydraulic coupling solutions (QRC) and hydraulic system design (Systems). CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Systems provide engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment. The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment, specialty vehicles and therapy baths and spas. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware and sustaining engineering teams. This technology is referred to as Electronic Controls (EC).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company reports on a fiscal year that ends on the Saturday closest to December 31st. Each quarter generally consists of thirteen weeks, with a fourteen-week quarter occurring periodically. The 2020 fiscal year contained 53 weeks and ended January 2, 2021. The 2019 and 2018 fiscal years contained 52 weeks and ended December 28, 2019 and December 29, 2018, respectively.

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

Foreign Currency Translation and Transactions

The financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, the Company recognizes a transaction gain or loss in foreign currency transaction (gain) loss, net.

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

Accounts Receivable, net

Accounts receivable are stated at amounts owed by customers, net of an allowance for estimated credit losses. The allowance for estimated credit losses is based on management’s assessment of amounts which may become uncollectible in the future and is estimated from a review of historical experience and specific identification of those accounts that are significantly in arrears. Account balances are charged against the allowance when it is probable the receivable will not be recovered. See the Consolidated Balance Sheets for the allowance amounts.

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

Property, Plant and Equipment, net

Property, plant and equipment is stated at cost. Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the following useful lives:

Years
Machinery and equipment	2 - 14
Office furniture and equipment	2 - 14
Buildings	25 - 40
Building and land improvements	7 - 40
Leasehold improvements	3-6

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

Lease terms include options to extend the lease when it is reasonably certain that the Company will exercise the option. Leases with a term of 12 months or less are not recorded on the balance sheet. See Note 7 for additional disclosures related to leases.

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

During the first quarter of 2020, the Company determined that based on current economic conditions and potential future impacts from the COVID-19 pandemic, it was more likely than not that the fair value of its Faster reporting unit was less than its carrying value. Upon completion of the interim impairment testing, the Company determined that the carrying value of goodwill was impaired. In the third and fourth quarters of 2020, the Company completed its annual goodwill impairment testing and determined that the remaining carrying amount of goodwill was not impaired. See Note 8 for discussion of interim impairment testing and goodwill amounts.

Other intangible assets with definite lives consist primarily of technology, customer relationships, trade names and brands, a favorable supply agreement and sales order backlog, and are amortized over their respective estimated useful lives, ranging from less than one to twenty-six years.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. For the year ended January 2, 2021, there were no impairments recorded based on our analysis.

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

The Company disaggregates revenue by reporting segment as well as by geographic destination of the sale. See disaggregated revenue balances in Note 16, Segment Reporting. These categories depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

Contract Assets & Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $2,776 and $2,796 at January 2, 2021 and December 28, 2019, respectively and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to satisfying the underlying performance obligation. Contract liabilities totaled $4,208 and $353 at January 2, 2021 and December 28, 2019, respectively, and are presented in Other accrued expenses and current liabilities in the Consolidated Balance Sheets.

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

Derivative Instruments and Hedging Activities

All derivative instruments are recorded gross on the Consolidated Balance Sheets at their respective fair values. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of AOCI and is subsequently reclassified into the line item within the Consolidated Statements of Operations in which the hedged items are recorded in the same period in which the hedged item affects earnings.

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

Research and Development

The Company conducts research and development R&D to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $15,557, $15,163 and $14,122 for the 2020, 2019 and 2018 fiscal years, respectively.

Restructuring Charges

During 2019, the Company incurred $1,724 of early retirement and severance costs associated with an organizational restructure. The restructuring plan was initiated to improve the global cost structure of the business while aligning employee talent with the strategic operational goals of the Company. All actions from this restructuring plan have been completed.

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

Income Taxes

The Company’s income tax policy provides for a balance sheet approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. These differences result from items reported differently for financial reporting and income tax purposes, primarily depreciation, accrued expenses and reserves. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to its unrecognized tax benefits in income tax expense.

The Company accounts for Global Intangible Low-Taxed Income (“GILTI”) as a current-period expense when incurred.

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

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in thousands except per share data):

	January 2, 2021	December 28, 2019	December 29, 2018
Net income	$14,218	$60,268	$46,730
Basic and diluted weighted average shares outstanding	32,088	32,015	31,309
Basic and diluted net income per common share	$0.44	$1.88	$1.49

Reclassifications

Certain reclassifications have been made to the prior period Consolidated Financial Statements to conform to the current year presentation.

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the second step in the goodwill impairment test, which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The Company adopted the standard for the fiscal year beginning December 29, 2019, and conducted its impairment testing accordingly.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard replaces the incurred loss model with the current expected credit loss (“CECL”) model to estimate credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures. The CECL model requires a Company to estimate credit losses expected over the life of the financial assets based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted the standard for the fiscal year beginning December 29, 2019. Adoption of the standard did not have a material impact on the Consolidated Financial Statements.

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

3.  BUSINESS ACQUISITION

Acquisition of Balboa Water Group

On November 6, 2020, the Company completed the acquisition of Balboa Water Group, LLC (“Balboa”), an innovative market leader of electronic controls for the health and wellness industry with proprietary and patented technology that enables end-to-end electronic control systems for therapy bath and spas. Pursuant to the Agreement and Plan of Merger (the “Purchase Agreement”), the Company acquired all of the outstanding equity interests of BWG Holdings I Corp., the owner of 100% of the share capital of Balboa. The acquisition was completed for cash consideration totaling $223,158 and was financed with cash on hand and borrowings on the Company’s credit facility.

The acquisition enables Helios to enter new and adjacent, high growth markets with a robust complementary product portfolio and diversifies Helios’s end markets, customers and product offerings while enhancing scale, addressable market and innovation in electronic control systems. The results of Balboa’s operations are reported in the Company’s Electronics segment and have been included in the Consolidated Financial Statements since the acquisition date.

The Purchase Agreement allows for future payments to the sellers for certain tax benefits realized, related to the pre-acquisition period, through tax periods ending on or before December 31, 2023. The estimated fair value of the contingent liability was determined to be $1,919, as of the acquisition date.

The fair value of total purchase consideration consisted of the following:

Cash	$223,158
Post closing adjustment receivable, net	(431)
Acquisition date fair value of contingent consideration	1,919
Total purchase consideration	224,646
Less: cash acquired	(6,129)
Total purchase consideration, net of cash acquired	$218,517

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. As additional information becomes available, as of the acquisition date, management will finalize its analysis of the estimated fair value of the identified intangible assets and tax related items. As management completes its evaluation, the preliminary purchase price allocation may be revised during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes to the fair values of the tangible and intangible assets acquired and liabilities assumed may be material.

The preliminary allocation of the total purchase price, net of cash acquired, is as follows:

Accounts receivable	$28,328
Inventories	24,807
Property, plant and equipment	12,562
Goodwill	76,031
Intangible assets	128,000
Other assets	12,233
Total assets acquired	281,961
Accounts payable	17,840
Other accrued expenses and current liabilities	11,219
Deferred income taxes	23,823
Other noncurrent liabilities	10,562
Total liabilities assumed	63,444
Fair value of net assets acquired	$218,517

Goodwill is primarily attributable to Balboa’s assembled workforce and anticipated synergies and economies of scale expected from the operations of the combined company. The synergies included certain cost savings, operating efficiencies, access to key end markets, and strategic benefits to be achieved as a result of the acquisition. Goodwill of $6,436 is expected to be deductible for tax purposes.

Transaction costs of $6,644 incurred in connection with the acquisition are included in selling, engineering and administrative expenses in the Consolidated Statement of Operations for the year ended January 2, 2021.

Net sales and loss before income taxes of Balboa included in the Consolidated Statement of Operations for the period from acquisition date through January 2, 2021 totaled $26,057 and $1,547, respectively. Included in Balboa’s loss for the period are $1,874 of charges related to the purchase accounting effects of inventory step up to fair value and $4,041 of amortization of acquisition related intangible assets.

The preliminary fair value of identified intangible assets and their respective useful lives are as follows:

	Fair Value	Weighted- Average Amortization Periods (Yrs)
Trade name	$22,000	18
Technology	13,000	8
Customer relationships	85,000	25
Sales order backlog	8,000	0.5
Identified intangible assets	$128,000	21

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Balboa had been acquired as of the beginning of 2019.

The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant, and equipment and interest expense to reflect the borrowings of the combined entity. Non-recurring pro forma adjustments directly attributable to the Balboa acquisition included in the pro forma information presented below include the purchase accounting effect of inventory step up to fair value of $1,874, transaction costs for both entities totaling $7,239, other acquisition related costs of Balboa in 2019 of $1,683, other non-recurring costs of Balboa incurred in 2019 of $1,471 and amortization of sales order backlog intangible asset totaling $8,000.

The pro forma information does not reflect any operating efficiencies or potential cost savings that may result from the acquisitions. Accordingly, the pro forma information is for illustrative purposes only and is not intended to present or be indicative of the actual results of operations of the combined company that may have been achieved had the acquisition actually occurred at the beginning of 2019, nor is it intended to represent or be indicative of future results of operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below:

	Fiscal Year
	2020	2019
Net sales	$638,288	$667,524
Net income	30,332	54,487
Basic and diluted net income per common share	0.95	1.70

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at January 2, 2021 and December 28, 2019.

	January 2, 2021
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$211	$—	$211	$—
Total	$211	$—	$211	$—
Liabilities
Interest rate swap contract	$7,679	$—	$7,679	$—
Forward foreign exchange contracts	1,551	—	1,551	—
Contingent consideration	1,919	—	—	1,919
Total	$11,149	$—	$9,230	$1,919

	December 28, 2019
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$815	$—	$815	$—
Total	$815	$—	$815	$—
Liabilities
Interest rate swap contract	$5,792	$—	$5,792	$—
Forward foreign exchange contracts	219	—	219	—
Contingent consideration	828	—	—	828
Total	$6,839	$—	$6,011	$828

A summary of changes in the estimated fair value of contingent consideration at January 2, 2021 and December 28, 2019 is as follows:

Balance at December 29, 2018	$18,960
Change in estimated fair value	652
Payment on liability	(18,747)
Currency remeasurement	(37)
Balance at December 28, 2019	$828
Change in estimated fair value	(47)
Contingent consideration incurred in connection with Balboa acquisition	1,919
Payment on liability	(830)
Currency remeasurement	49
Balance at January 2, 2021	$1,919

During the years ended December 28, 2019, and January 2, 2021, the third and final payment to the sellers of Enovation Controls was made as well as the final payment to the sellers of Faster, respectively.

5.  INVENTORIES

At January 2, 2021 and December 28, 2019, inventory consisted of the following:

	January 2, 2021	December 28, 2019
Raw materials	$49,361	$34,340
Work in process	30,675	28,667
Finished goods	39,332	29,711
Provision for obsolete and slow moving inventory	(8,996)	(7,523)
Total	$110,372	$85,195

6.  PROPERTY, PLANT, AND EQUIPMENT

At January 2, 2021 and December 28, 2019, property, plant and equipment consisted of the following:

	January 2, 2021	December 28, 2019
Machinery and equipment	$168,012	$144,820
Office furniture and equipment	23,888	19,808
Buildings	57,854	54,979
Building and land improvements	15,440	15,377
Leasehold improvements	3,122	1,133
Land	13,930	13,585
	$282,246	$249,702
Less: Accumulated depreciation	(153,211)	(133,582)
Construction in progress	17,526	17,424
	$146,561	$133,544
Operating lease ROU assets	16,616	12,310
Total	$163,177	$145,854

Depreciation expense for the years ended January 2, 2021, December 28, 2019, and December 29, 2018 totaled $17,570, $17,150, and $16,452, respectively.

7.  OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space throughout its locations, that are classified as operating leases. Remaining terms on these leases range from less than one year to ten years. For the years ended January 2, 2021 and December 28, 2019, operating lease costs totaled $4,119 and $3,689, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	January 2, 2021	December 28, 2019
Right-of-use assets	$16,616	$12,310
Lease liabilities:
Current lease liabilities	$4,736	$3,155
Non-current lease liabilities	12,728	9,312
Total lease liabilities	$17,464	$12,467

Weighted average remaining lease term (in years):	5.1
Weighted average discount rate:	5.0%

Supplemental cash flow information related to leases is as follows:

	For the Year Ended
	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,077	$3,714
Non-cash impact of new leases and lease modifications	$1,270	$1,834

Maturities of lease liabilities are as follows:

2021	$5,487
2022	3,561
2023	3,228
2024	2,599
2025	2,003
Thereafter	2,920
Total lease payments	19,798
Less: Imputed interest	(2,334)
Total lease obligations	17,464
Less: Current lease liabilities	(4,736)
Non-current lease liabilities	$12,728

8.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the years ended January 2, 2021 and December 28, 2019 is as follows:

	Hydraulics	Electronics	Total
Balance at December 29, 2018	$276,758	$106,373	$383,131
Faster acquisition measurement period adjustment	(343)	—	(343)
Custom Fluidpower acquisition measurement period adjustment	1,205	—	1,205
Currency translation	(6,424)	—	(6,424)
Balance at December 28, 2019	$271,196	$106,373	$377,569
Acquisition of Balboa	—	76,031	76,031
Impairment charge	(31,871)	—	(31,871)
Currency translation	21,804	—	21,804
Balance at January 2, 2021	$261,129	$182,404	$443,533

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

The fair value of the Faster reporting unit was determined based on a combination of income and market approach methodologies. The income approach utilized a discounted cash flow analysis, which estimates the present value of the projected free cash flows to be generated by the reporting unit. Principal assumptions used in the analysis include the Company’s estimates of future revenue and terminal growth rates, margin assumptions and discount rates. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made every effort to estimate future cash flows as accurately as possible, given the high degree of economic uncertainty that existed. The market approaches estimate fair value by comparing to guideline public companies and guideline transactions. Various valuation multiples of companies that are economically and operationally similar were used as data points for selecting multiples. The Company concluded that the estimated fair value of the Faster reporting unit was less than its carrying value, and as a result, recorded a non-cash, non-tax-deductible goodwill impairment charge of $31,871. If the economic impact from the COVID-19 pandemic is more severe than anticipated, or if the economic recovery takes longer to materialize or does not materialize as strongly as anticipated, it could result in further goodwill impairment charges.

Intangibles Assets

At January 2, 2021 and December 28, 2019, intangible assets consisted of the following:

		January 2, 2021			December 28, 2019
	Useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade names and brands	10-20	$80,402	$(11,188)	$69,214	$56,032	$(7,658)	$48,374
Non-compete agreements	5	950	(776)	174	950	(586)	364
Technology	7 - 13	45,955	(12,368)	33,587	31,704	(8,661)	23,043
Supply agreement	10	21,000	(8,575)	12,425	21,000	(6,475)	14,525
Customer relationships	15 - 26	330,406	(31,431)	298,975	227,844	(19,499)	208,345
Sales order backlog	0.5	8,000	(3,000)	5,000	—	—	—
		$486,713	$(67,338)	$419,375	$337,530	$(42,879)	$294,651

During 2019, the Company terminated its technology licensing agreement with Sturman Industries, Inc. A phase out of all digital logic valve (“DLV”) related products was completed and no further sales of any related products or technologies will occur. The termination of the agreement resulted in the recognition of a loss on disposal of the related intangibles asset totaling $2,713.

Amortization expense for the 2020, 2019 and 2018 fiscal years was approximately $22,114, $18,065 and $23,262, respectively. Future estimated amortization expense is presented below.

Year:
2021	$29,955
2022	24,692
2023	24,633
2024	23,978
2025	23,909
Thereafter	292,208
Total	$419,375

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

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	January 2, 2021	December 28, 2019	Location	January 2, 2021	December 28, 2019
Derivatives designated as hedging instruments:
Interest rate swap contract	Other assets	$—	$—	Other non-current liabilities	$7,679	$5,792

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	169	509	Other current liabilities	1,413	213
Forward foreign exchange contracts	Other assets	42	306	Other non-current liabilities	138	6
Total derivatives		$211	$815		$9,230	$6,011
(1) See Note 4 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the 2020 and 2019 years are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	January 2, 2021	December 28, 2019	into Earnings (Effective Portion)	January 2, 2021	December 28, 2019
Derivatives in cash flow hedging relationships:
Interest rate swap contract	$(1,887)	$(3,482)	Interest expense, net	$(3,712)	$(1,110)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $13,286 and $15,387 for the years ended January 2, 2021 and December 28, 2019, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	January 2, 2021	December 28, 2019	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$(5,458)	$2,863	Foreign currency transaction gain loss, net

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

The Company has entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with the transactions, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $195,000, with periodic decreases, have been designated as hedging instruments and are accounted for as cash flow hedges. The interest rate swaps are scheduled to expire in April 2023, and October 2025. The contracts are settled with the respective counterparties on a net basis at each settlement date. Assuming LIBOR rates consistent with year-end, the estimated losses included in AOCI at January 2, 2021, that are expected to be reclassified into earnings during the 2021 fiscal year total $3,978.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At January 2, 2021, the Company had twelve forward foreign exchange contracts with an aggregate notional value of €51,798, maturing at various dates through July 2022.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90,000 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $109,909 as of January 2, 2021 and is included in the Revolving line of credit line item in the Consolidated Balance Sheets. The loss on the net investment hedge recorded in AOCI as part of the currency translation adjustment was $7,246, net of tax, for the year ended January 2, 2021. A loss of $164, associated with the net investment hedge, was reclassified from AOCI into income for the year ended January 2, 2021.

10.  CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	January 2, 2021	December 28, 2019
Long-term non-revolving debt:
Term loan credit facility with PNC Bank	10/28/2025	$200,000	$91,250
Term loan credit facility with Intesa Sanpaolo S.p.A.	12/23/2021	6,106	—
Term loan credit facility with Citibank	11/22/2023	400	—
Other long-term debt	Various	264	1,238
Total long-term non-revolving debt		206,770	92,488
Less: current portion of long-term non-revolving debt		16,229	7,623
Less: unamortized debt issuance costs		609	803
Total long-term non-revolving debt, net		$189,932	$84,062

Information on the Company's revolving credit facilities is as follows:

		Balance		Available credit
	Maturity Date	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Revolving line of credit with PNC Bank	10/28/2025	$255,909	$208,708	$144,045	$191,292
Revolving line of credit with Citibank	11/18/2021	$315	$—	$1,982	$—

Future maturities of total debt are as follows:

Year:
2021	$16,670
2022	15,274
2023	15,141
2024	20,000
2025	395,909
Total	$462,994

Term Loan and Line of Credit with PNC Bank

On October 28, 2020, the Company amended and restated its credit agreement with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The amendment increased the term loan credit facility to an aggregate principle amount of $200,000 and revised the accordion feature to permit the increase of the amended and restated facility by up to an additional $300,000. The aggregate maximum borrowing amount on the revolving line of credit remained unchanged at $400,000. Borrowings under the line of credit bear interest at defined rates plus an applicable margin based on the Company’s leverage ratio.

The credit agreement requires the Company to comply with a number of restrictive covenants, including limitations on the Company’s ability to incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, joint ventures, consolidation and asset sales; and pay dividends and distributions. The Company (together with its subsidiaries) is also required to comply with certain financial tests, including a minimum interest coverage ratio (as defined therein) of 3.0 to 1.0 and a maximum leverage ratio of 3.75 to 1.0. As of January 2, 2021, the Company was in compliance with all covenants related to the credit agreement.

The credit facility is guaranteed by the Company’s U.S. domestic subsidiaries and requires any future U.S. domestic subsidiaries to join as guarantors. In addition, the credit facility is required to be secured by substantially all of the assets of the Company and its current and future U.S. domestic subsidiaries of the Company.

To hedge currency exposure in foreign operations, €90,000 of the borrowings on the line of credit are denominated in euros. The borrowings have been designated as a net investment hedge, see additional information in Note 9.

The effective interest rate on the credit agreement at January 2, 2021, was 2.96%. Interest expense recognized on the credit agreement during the years ended January 2, 2021, December 28, 2019 and December 29, 2018 was $9,500, $14,149 and $12,799, respectively.

Term Loan with Intesa Sanpaolo S.p.A.

On June 23, 2020, the Company entered into an agreement with Intesa Sanpaolo S.p.A. that provided an unsecured term loan of €5,000. The facility bears interest at 1.25%. Repayment of the facility begins in January 2021 and is due in 12 monthly installments. The loan bears a guarantee from SACE S.p.A. – the Italian export public credit agency operating in the insurance and financial services sectors – pursuant to the Law Decree No. 23 of April 8, 2020, converted (with amendments) into Law No. 40 of June 5, 2020.

Term Loan and Line of Credit with Citibank

On May 18, 2020, the Company entered into an uncommitted fixed asset facility agreement (the “Fixed Asset Facility”) and short-term revolving facility agreement (the “Working Capital Facility”) with Citibank (China) Co., Ltd. Shanghai Branch, as lender.

Under the Fixed Asset Facility, the Company may, from time-to-time for a period of 180 days, borrow amounts on a secured basis up to a total of RMB 50,000. The proceeds of such loans may be used for purchases of certain equipment. Outstanding borrowings under the Fixed Asset Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.50%, to be repaid on a specified schedule with the final payment due in November 2023.

Under the Working Capital Facility, the Company may from time to time borrow amounts on an unsecured revolving facility of up to a total of RMB 15,000. Proceeds may only be used for expenditures related to production at the Company’s facility located in Kunshan City, China. Outstanding borrowings under the Working Capital Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 0.50%. All outstanding balances will be due in November 2021.

As of the date of this filing, the Company was in compliance with all debt covenants related to the Fixed Asset Facility and Working Capital Facility.

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

11.  DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $11,556, $11,532, and $11,444 to shareholders in 2020, 2019, and 2018, respectively.

The Company declared the following regular quarterly dividends to shareholders during 2020, 2019 and 2018. The dividends were declared to shareholders of record on the 5th day following the respective quarter end and paid on the 20th day of each month following the date of declaration.

	2020	2019	2018
First quarter	$0.09	$0.09	$0.09
Second quarter	0.09	0.09	0.09
Third quarter	0.09	0.09	0.09
Fourth quarter	0.09	0.09	0.09

12.  INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	January 2, 2021	December 28, 2019	December 29, 2018
United States	$30,619	$51,007	$44,693
Foreign	(6,572)	24,300	11,702
Total	$24,047	$75,307	$56,395

The Company derives its pretax income based on the consolidated results of its legal entities. Products manufactured in the U.S. are sold worldwide and are the primary reason that pretax income in the U.S. is higher than foreign pretax income. The U.S. legal entities had third-party export sales of $106,147, $105,976, and $98,876 for the 2020, 2019 and 2018 years, respectively. Foreign pretax income is impacted by the level of foreign manufacturing, sales at varying market levels, as well as direct sales to large OEM customers.

The components of the income tax provision (benefit) are as follows:

	For the year ended
	January 2, 2021	December 28, 2019	December 29, 2018
Current tax expense (benefit):
United States	$3,251	$7,380	$4,229
State and local	1,166	(388)	2,522
Foreign	7,430	9,107	3,707
Total current	11,847	16,099	10,458
Deferred tax expense (benefit):
United States	3,190	665	380
State and local	(326)	58	110
Foreign	(4,882)	(1,783)	(1,283)
Total deferred	(2,018)	(1,060)	(793)
Total income tax provision	$9,829	$15,039	$9,665

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As a result of the Act, the Company recorded in the 2017 year-end income tax provision $459 of additional income tax expense, including a benefit of $1,541 related to remeasurement of deferred tax assets and liabilities and $2,000 of expense related to one-time transition tax on mandatory deemed repatriation of foreign earnings. Refinements to these items were made during 2018 for the purpose of 2017 tax return reporting, and provision-to-return adjustments have been recorded in the 2018 year-end provision to adjust the transition tax to $630. The Company elected to pay the transition tax in full during the 2018 fiscal year.

As of January 2, 2021, the Company had approximately $19,300 of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested in international operations.

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

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	January 2, 2021	December 28, 2019	December 29, 2018
U.S. federal taxes at statutory rate	$5,057	$15,815	$11,843
Increase (decrease)
986(c) FX gain/(loss)	—	(281)	—
Foreign withholding tax	326	—	—
Capitalized transaction costs	387	—	—
Foreign income taxed at different rate	1,363	1,446	1,292
FDII deduction	(1,265)	(1,790)	(2,195)
Changes in estimates related to prior years including foreign	(2,530)	—	(2,049)
Goodwill impairment	6,693	—	—
State and local taxes, net	595	(73)	1,462
Current year tax credits	(674)	(663)	(633)
Foreign deferred other true up	—	—	(810)
Change in reserve	(453)	957	578
Foreign patent box benefit	—	(1,213)	(937)
Increase in valuation allowance	—	116	526
Other	330	725	588
Income tax provision	$9,829	$15,039	$9,665

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of January 2, 2021, and December 28, 2019, are presented below:

	January 2, 2021	December 28, 2019
Deferred tax assets:
Foreign tax benefit of U.S. reserves	$5,086	$3,691
Net operating losses	6,159	510
Inventory	2,495	1,824
Intangible assets and goodwill	675	2,518
Accrued expenses and other	5,485	2,883
Other comprehensive income	—	3,887
Total deferred tax assets	19,900	15,313
Less: Valuation allowance	(428)	(428)
Net deferred tax assets	19,472	14,885
Deferred tax liabilities:
Depreciation	(7,493)	(6,495)
Intangible assets and goodwill	(82,126)	(51,834)
Other deferred tax liabilities	(1,564)	(43)
Other comprehensive income	(508)	—
Total deferred tax liabilities	(91,691)	(58,372)
Net deferred tax liabilities	$(72,219)	$(43,487)

As of January 2, 2021, the Company has federal net operating loss (“NOL”) carryforwards of approximately $14,400, Oklahoma NOLs carryforwards of $14,300 and California NOL carryforwards of $33,400. The Oklahoma NOLs are expected to be fully utilized by 2024. The federal and California NOLs were generated by Balboa during pre-acquisition tax years 2011-2019 and are subject to a 20-year carryforward period. As a result of the acquisition, both the federal and the California NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percent. Additionally, California enacted legislation in June 2020 to suspend the usage of NOLs for tax years 2020, 2021, and 2022. Despite these limitations, the Company expects to fully utilize the federal NOLs by 2027 and the California NOLs by 2025 and thus has recorded a deferred tax asset of $6,159 for all NOLs. Approximately $2,685 of the expected NOL benefit is payable to the previous owners of Balboa. The payout is considered contingent consideration and has an estimated fair value of $1,919 as of the acquisition date.

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years ended 2020 and 2019 management has determined that no material valuation allowances were required.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - December 30, 2017	$4,542
Increases from positions taken during prior periods	372
Increases from positions taken during current period	2,036
Settled positions	—
Lapse of statute of limitations	(837)
Unrecognized tax benefits - December 29, 2018	$6,113
Increases from positions taken during prior periods	1,121
Increases from positions taken during current period	817
Settled positions	—
Lapse of statute of limitations	—
Unrecognized tax benefits - December 28, 2019	$8,051
Increases from positions taken during prior periods	656
Increases from positions taken during current period	459
Current year acquisitions	3,170
Settled positions	(947)
Lapse of statute of limitations	—
Unrecognized tax benefits - January 2, 2021	$11,389

At January 2, 2021, the Company had unrecognized tax benefits of $11,389 including accrued interest. If recognized, $1,842 of unrecognized tax benefits would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of January 2, 2021, is not considered material to the Company’s Consolidated Financial Statements.

The Company remains subject to income tax examinations in the U.S. and various state and foreign jurisdictions for tax years 2009-2019. Although the Company is not currently under examination in most jurisdictions, limited transfer pricing disputes exist for years dating back to 2008. The Company believes it has adequately reserved for income taxes that could result from any audit adjustments. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months.

13.  STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan (“2019 Plan”) and its predecessor equity plan provide for the grant of shares of restricted stock, restricted share units, stock options, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. As of January 2, 2021, 968,666 shares remained available to be issued through the 2019 Plan.

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

Compensation expense recognized for restricted stock and RSUs totaled $4,182, $3,465 and $2,728 for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.

The following table summarizes restricted stock and RSU activity for the 2020 fiscal year:

	Number of shares / units (in thousands)	Weighted average grant-date fair value per share
Nonvested balance at December 28, 2019	203	$42.73
Granted	186	36.83
Vested	(79)	43.60
Forfeited	(71)	41.78
Nonvested balance at January 2, 2021 (1)	239	$38.95

(1) Includes 61,386 unvested performance-based RSUs.

The grant date fair value of restricted stock and RSUs granted during the 2020, 2019 and 2018 fiscal years totaled $6,843, $5,079 and $5,947, respectively.

The Company had $5,444 of total unrecognized compensation cost related to the restricted stock and RSU awards as of January 2, 2021. That cost is expected to be recognized over a weighted average period of 1.7 years.

Stock Options

The following table summarizes stock options the Company has granted to its officers (in thousands, except per share data):

			January 2, 2021
	Options	Option Exercise	Options	Options	Options
Date of Grant	Granted	(Strike) Price	Forfeited	Outstanding	Exercisable
February 28, 2020	18	$39.75	10	9	—
July 1, 2020	5	35.04	—	5	—
Total	23		10	14	—

The exercise prices per share are equal to the market price of Helios stock on the respective grant dates. The options vest ratable over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model. At January 2, 2021, the Company had $133 of unrecognized compensation cost related to the options which is expected to be recognized over a weighted average period of 2.3 years.

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

Employees purchased 43,574 shares at a weighted average price of $30.86, and 49,195 shares at a weighted average price of $33.55, under the ESPP and UK Plan during the years ended January 2, 2021 and December 28, 2019, respectively. The Company recognized $431, $551 and $324 of compensation expense during the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. At January 2, 2021, 411,629 shares remained available to be issued through the ESPP and the U.K. plan.

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

The Board has the authority to change from time to time, in any manner it deems desirable or appropriate, the share compensation to be awarded to all or any one or more Nonemployee Directors, provided that, with limited exceptions, such changes are subject to prior shareholder approval. The aggregate number of shares which may be issued during any single calendar year is limited to 35,000 shares. The 2012 Directors Plan authorizes the issuance of up to 270,000 shares of common stock. At January 2, 2021, 71,549 shares remained available for issuance under the 2012 Directors Plan. Directors were granted 26,675 and 25,200 shares for the years ended January 2, 2021 and December 28, 2019, respectively. The Company recognized director stock compensation expense of $1,178, $1,162 and $1,213 for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.

14.  EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all of its eligible U.S. employees. Employer contribution costs recognized under the retirement plan amounted to approximately $2,373, $3,511, and $3,807 during 2020, 2019, and 2018, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll statutes. These benefits amounted to approximately $3,591, $1,905, and $1,865 during 2020, 2019, and 2018, respectively.

15.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 30, 2017	$—	$(6,478)	$(6,478)
Other comprehensive loss before reclassifications	(2,741)	(37,466)	(40,207)
Amounts reclassified from accumulated other comprehensive loss	432	—	432
Net current period other comprehensive loss	(2,309)	(37,466)	(39,775)
Balance at December 29, 2018	$(2,309)	$(43,944)	$(46,253)
Other comprehensive loss before reclassifications	(2,616)	(9,515)	(12,131)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(866)	—	(866)
Tax effect	419	3,467	3,886
Net current period other comprehensive loss	(3,063)	(6,048)	(9,111)
Balance at December 28, 2019	$(5,372)	$(49,992)	$(55,364)
Other comprehensive income before reclassifications	975	27,306	28,281
Amounts reclassified from accumulated other comprehensive loss, net of tax	(2,862)	—	(2,862)
Tax effect	1,337	(5,732)	(4,395)
Net current period other comprehensive (loss) income	(550)	21,574	21,024
Balance at January 2, 2021	$(5,922)	$(28,418)	$(34,340)

The following table presents reclassifications out of accumulated other comprehensive loss:

Details about Accumulated Other	Affected Line Item in the Consolidated	For the year Ended
Comprehensive Income Components	Statements of Operations	January 2, 2021	December 28, 2019	December 29, 2018
Derivative financial instruments
Interest rate swap	Interest expense, net	$(3,712)	$(1,110)	$(547)
	Tax benefit	850	244	115
	Net of tax	$(2,862)	$(866)	$(432)

Total reclassifications for the period		$(2,862)	$(866)	$(432)

16.  SEGMENT REPORTING

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

The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment, specialty vehicles and therapy baths and spas. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware and sustaining engineering teams. This technology is referred to as Electronic Controls (EC). Product categories include traditional mechanical and electronic gauge instrumentation, plug and go CAN-based instruments, robust environmentally sealed controllers, pumps and jets, hydraulic controllers, engineered panels and application specialists, process monitoring instrumentation, proprietary hardware and software development, printed circuit board assembly and wiring harness design and manufacturing and after-market support through global distribution.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item.  For the year ended January 2, 2021, these unallocated costs totaled $65,947 and include certain corporate costs not deemed to be allocable to either business segment of $2,567, goodwill impairment recognized on the Faster business unit of $31,871, acquisition related costs including Balboa transaction costs of $6,644, charges related to the inventory step up to fair value of $1,874, amortization of acquisition-related intangible assets of $22,114 and other acquisition and integration related activities of $877. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated Financial Statements.

The following table presents financial information by reportable segment for the last three fiscal years:

	2020	2019	2018
Net sales:
Hydraulics	$407,192	$442,812	$381,845
Electronics	115,848	111,853	126,200
Total	$523,040	$554,665	$508,045
Operating income:
Hydraulics	$81,996	$86,027	$83,858
Electronics	19,363	21,994	25,046
Corporate and other	(65,947)	(17,906)	(33,350)
Total	$35,412	$90,115	$75,554
Capital expenditures:
Hydraulics	$11,725	$22,221	$25,782
Electronics	2,855	2,804	2,598
Total	$14,580	$25,025	$28,380
Total assets:
Hydraulics	$765,155	$768,324	$771,409
Electronics	523,502	251,252	263,412
Corporate	8,322	2,175	7,344
Total	$1,296,979	$1,021,751	$1,042,165

Geographic Region Information:

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude ROU assets. The following table presents financial information by region for the last three fiscal years:

	2020	2019	2018
Net sales
Americas	$224,470	$258,542	$257,684
EMEA	142,062	150,091	139,776
APAC	156,508	146,032	110,585
Total	$523,040	$554,665	$508,045

Tangible long-lived assets
Americas	$96,752	$87,104	$83,664
EMEA	31,091	28,436	26,724
APAC	18,718	18,004	16,480
Total	$146,561	$133,544	$126,868

17.  RELATED PARTY TRANSACTIONS

The Company purchases from and sells inventory to entities partially owned or managed by directors of Helios. For the years ended January 2, 2021, December 28, 2019 and December 29, 2018, inventory sales to the entities totaled $3,493, $1,441 and $2,584, respectively, and inventory purchases from the entities totaled $4,310, $4,732 and $6,178, respectively.

The Company also utilizes the legal services of a law firm where a director of Helios is a partner. Expenses incurred from the entity totaled $246 for the year ended January 2, 2021.

 At January 2, 2021 and December 28, 2019, total amounts due from the entities totaled $528 and $73, respectively, and total amounts due to the entity totaled $421 and $361, respectively.

18.  COMMITMENTS AND CONTINGENCIES

Building Purchase Commitment

The company has entered into a lease to buy agreement for the purchase of a building for €26,683. The agreement includes an option to purchase during the lease period with a commitment to purchase at the end of the 6-year lease period. The purchase price will be reduced by 60% of the lease payments made prior to purchase.

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

Letters of Credit

In the ordinary course of business, we are at times required to post letters of credit. The letters of credit are issued by financial institutions to guarantee our obligations to various parties. We were contingently liable for $1,840 of standby letters of credit with financial institutions as of January 2, 2021.

19.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

	For the quarter ended
	Jan 2,	Sept 26,	Jun 27,	Mar 28,
	2021	2020	2020	2020
Net sales	$151,618	$122,645	$119,294	$129,483
Gross profit	52,716	46,943	44,719	51,850
Operating income (loss)	10,400	18,343	16,702	(10,033)
Income (loss) before income taxes	7,156	16,362	13,544	(13,015)
Net income (loss)	5,551	12,982	12,908	(17,223)
Basic and diluted net income (loss) per common share	$0.17	$0.40	$0.40	$(0.54)

	For the quarter ended
	Dec 28,	Sept 28,	Jun 29,	Mar 30,
	2019	2019	2019	2019
Net sales	$125,927	$138,045	$143,842	$146,851
Gross profit	47,427	52,119	56,227	56,509
Operating income	18,772	19,138	26,373	25,832
Income before income taxes	16,861	15,462	21,925	21,059
Net income	13,809	12,791	17,265	16,404
Basic and diluted net income per common share	$0.43	$0.40	$0.54	$0.51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH

ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information we are required to disclose is recorded, processed, summarized and reported within the necessary time periods. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit pursuant to the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of January 2, 2021. On November 6, 2020 we acquired Balboa Water Group. Management excluded Balboa from its assessment of the effectiveness of internal control over financial reporting as of January 2, 2021, as we are currently integrating policies, processes, people and technology for the combined companies. Management will continue to evaluate internal control over financial reporting as we execute our integration activities.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended January 2, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting.  This report appears on page 49.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MATTERS

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2021 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2021 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Delinquent Section 16(a) Reports

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2021 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2021 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation" in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption "Equity Compensation Plan Information" in our 2021 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions" and “Independence and Committees of the Board of Directors" in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm" in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

2.  Exhibits:

Exhibit Number	Exhibit Description

2.1

Share Purchase Agreement dated February 18, 2018 among the Company, Capvis IV Co-Investors Faster L.P. and certain Co-Investors (previously filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on February 20, 2018, and incorporated herein by reference).

2.2

Agreement and Plan of Merger, dated as of October 9, 2020, by and among Helios Technologies, Inc., Vitality Merger Sub, Inc., BWG Holdings I Corp., ICM Holdco I Corp., and SBF II Representative Corp. (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on October 13, 2020, and incorporated herein by reference).*

2.3

First Amendment to Agreement and Plan of Merger, dated as of November 3, 2020, by and among Helios Technologies, Inc., Vitality Merger Sub, Inc., BWG Holdings I Corp., ICM Holdco I Corp., and SBF II Representative Corp. (previously filed as Exhibit 2.1 to the Company’s Form 8-K filed on November 9, 2020, and incorporated herein by reference).*

3.1

Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 in the Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on December 19, 1996 (File No. 333-14183), and incorporated herein by reference).

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

3.5	Second Amended and Restated Bylaws dated June 14, 2019 (previously filed as Exhibit 3.2 to the Company’s Form 8-K filed on June 18, 2019, and incorporated herein by reference).

3.6	Third Amended and Restated Bylaws dated August 7, 2020 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed on August 10, 2020 and incorporated herein by reference).

4.1

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on February 25, 2020, and incorporated herein by reference).

10.1+	Form of Indemnification Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 23, 2020, and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.2+	Sun Hydraulics Corporation Employee Stock Purchase Plan (previously filed as Exhibit 10.14+ to the Company’s Annual Report on Form 10-K filed on March 9, 2011, and incorporated herein by reference).

10.3+

Amendment No. 1 to Sun Hydraulics Corporation Employee Stock Purchase Plan dated July 1, 2017 (previously filed as Exhibit 10.7+ to the Company’s Annual Report on Form 10-K filed on February 27, 2018, and incorporated herein by reference).

10.4+

Amendment No. 2 to Helios Technologies, Inc. Employee Stock Purchase Plan dated September 20, 2019 (previously filed as Exhibit 10.4+ to the Company’s Annual Report on Form 10-K filed on February 25, 2020, and incorporated herein by reference).

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

10.10+

Sun Hydraulics Corporation 2012 Nonemployee Director Fee Plan (previously filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Shareholders filed on April 20, 2012, and incorporated herein by reference)

10.11+

Sun Hydraulics Corporation Amendment No. 1 to 2012 Nonemployee Director Fees Plan (previously filed as Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on April 20, 2015, and incorporated herein by reference)

10.12+

Sun Hydraulics Limited Share Incentive Plan (previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on March 27, 2009 (File Number 333158245), and incorporated herein by reference).

10.13+	Form of Executive Officer Continuity Agreement (previously filed as Exhibit 10.3+ to the Company’s Form 8-K filed on June 18, 2019, and incorporated herein by reference).

10.14+	Form of Executive Officer Severance Agreement (previously filed as Exhibit 10.2+ to the Company’s Form 8-K filed on June 18, 2019, and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.15+

Executive Officer Severance Agreement between Josef Matosevic and Helios Technologies, Inc., dated June 1, 2020 (previously filed as Exhibit 10.1+ to the Company’s Form 8-K filed on May 15, 2020, and incorporated herein by reference).

10.16+

Separation Agreement between Wolfgang H. Dangel and Helios Technologies, Inc., dated April 5, 2020 (previously filed as Exhibit 10.1+ to the Company’s Report on Form 8-K filed on April 9, 2020, and incorporated herein by reference).*

10.17

Revolving Credit Facility Credit Agreement, dated July 29, 2016, between Sun Hydraulics Corporation and PNC Capital Markets LLC, SunTrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 99.1 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.18	Pledge Agreement dated July 29, 2016 (previously filed as Exhibit 99.2 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.19	Revolving Credit Note dated July 29, 2016 (previously filed as Exhibit 99.3 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.20

Second Amended and Restated Credit Agreement, dated October 28, 2020, by and among Helios Technologies, Inc. as Borrower, the Guarantor parties thereto, the financial institutions party thereto from time to time as lenders, and PNC Bank, National Association, as Administrative Agent. (previously filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 30, 2020, and incorporated herein by reference).

10.21+

Separation Agreement between Rajasekhar Menon and Helios Technologies, Inc., dated September 9, 2020 (previously filed as Exhibit 10.1+ to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2020, and incorporated herein by reference).

10.22+	Employment Agreement between Matteo Arduini and Helios Technologies, Inc., dated December 20, 2018, as amended on February 28, 2020 and December 16, 2020 (filed herewith).

10.23+	Helios Technologies 2020 Executive Compensation Policy (previously filed as Exhibit 10.1+ to the Company’s Form 8-K filed on March 3, 2020, and incorporated herein by reference).

10.24+	Form of Restricted Stock Unit and Stock Option Agreement (previously filed as Exhibit 10.2+ to the Company’s Form 8-K filed on March 3, 2020, and incorporated herein by reference).

10.25+	Form of Special Retention Restricted Stock Unit Agreement (previously filed as Exhibit 10.1+ to the Company’s Form 8-K filed on April 28, 2020, and incorporated herein by reference).

14	Helios Code of Business Conduct and Ethics (filed herewith).

Exhibit Number	Exhibit Description
21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 2, 2021, has been formatted in Inline XBRL.

+	Executive management contract or compensatory plan or arrangement.
*

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to Helios if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2021.

HELIOS TECHNOLOGIES, INC.

By:	/s/ Josef Matosevic
Josef Matosevic, President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Josef Matosevic	President, Chief Executive Officer and Director	March 2, 2021
Josef Matosevic

/s/ Tricia L. Fulton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2021
Tricia L. Fulton

/s/ Philippe Lemaitre	Director, Chairman of the Board of Directors	March 2, 2021
Philippe Lemaitre

/s/ Marc Bertoneche	Director	March 2, 2021
Marc Bertoneche

/s/ Douglas M. Britt	Director	March 2, 2021
Douglas M. Britt

/s/ Laura Dempsey Brown	Director	March 2, 2021
Laura Dempsey Brown

/s/ Cariappa M. Chenanda	Director	March 2, 2021
Cariappa M. Chenanda