Form 10-Q
period 2021-04-03
HELIOS TECHNOLOGIES, INC.
filed 2021-05-11
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

(941)362-1200

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

The registrant had 32,234,227 shares of common stock, par value $.001, outstanding as of April 30, 2021.

Helios Technologies, Inc.

INDEX

For the quarter ended

April 3, 2021

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	April 3, 2021	January 2, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,924	$25,216
Restricted cash	41	41
Accounts receivable, net of allowance for credit losses of $1,453 and $1,493	124,391	97,623
Inventories, net	119,763	110,372
Income taxes receivable	579	1,103
Other current assets	21,901	19,664
Total current assets	292,599	254,019
Property, plant and equipment, net	160,695	163,177
Deferred income taxes	6,152	6,645
Goodwill	434,059	443,533
Other intangible assets, net	407,309	419,375
Other assets	10,734	10,230
Total assets	$1,311,548	$1,296,979
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$72,608	$59,477
Accrued compensation and benefits	18,731	22,985
Other accrued expenses and current liabilities	24,315	24,941
Current portion of long-term non-revolving debt, net	15,841	16,229
Dividends payable	2,900	2,891
Income taxes payable	7,749	1,489
Total current liabilities	142,144	128,012
Revolving line of credit	249,797	255,909
Long-term non-revolving debt, net	186,126	189,932
Deferred income taxes	73,578	78,864
Other noncurrent liabilities	34,623	36,472
Total liabilities	686,268	689,189
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000 shares authorized, 32,226 and 32,121 shares issued and outstanding	32	32
Capital in excess of par value	376,994	371,778
Retained earnings	290,007	270,320
Accumulated other comprehensive loss	(41,753)	(34,340)
Total shareholders' equity	625,280	607,790
Total liabilities and shareholders' equity	$1,311,548	$1,296,979

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	April 3, 2021	March 28, 2020
	(unaudited)	(unaudited)
Net sales	$204,844	$129,483
Cost of sales	129,477	77,633
Gross profit	75,367	51,850
Selling, engineering and administrative expenses	30,561	25,664
Amortization of intangible assets	10,198	4,348
Goodwill impairment	—	31,871
Operating income (loss)	34,608	(10,033)
Interest expense, net	4,751	2,951
Foreign currency transaction loss, net	464	125
Other non-operating income, net	(1)	(94)
Income (loss) before income taxes	29,394	(13,015)
Income tax provision	6,807	4,208
Net income (loss)	$22,587	$(17,223)
Basic and diluted net income (loss) per common share	$0.70	$(0.54)
Basic and diluted weighted average shares outstanding	32,193	32,062
Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
	(unaudited)	(unaudited)
Net income (loss)	$22,587	$(17,223)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(9,118)	(4,901)
Unrealized gain (loss) on interest rate swap, net of tax	1,705	(2,201)
Total other comprehensive loss	(7,413)	(7,102)
Comprehensive income (loss)	$15,174	$(24,325)

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at January 2, 2021	—	$—	32,120	$32	$371,778	$270,320	$(34,340)	$607,790
Shares issued, restricted stock			30					—
Shares issued, other compensation			7					—
Shares issued, ESPP			10		333			333
Shares issued, acquisition			63		3,624			3,624
Stock-based compensation					2,107			2,107
Cancellation of shares for payment of employee tax withholding			(4)		(848)			(848)
Dividends declared						(2,900)		(2,900)
Net income						22,587		22,587
Other comprehensive loss							(7,413)	(7,413)
Balance at April 3, 2021	—	$—	32,226	$32	$376,994	$290,007	$(41,753)	$625,280

Balance at December 28, 2019	—	$—	32,047	$32	$365,310	$267,658	$(55,364)	$577,636
Shares issued, restricted stock			21					—
Shares issued, other compensation			5					—
Shares issued, ESPP			12		355			355
Stock-based compensation					1,533			1,533
Cancellation of shares for payment of employee tax withholding			(10)		(677)			(677)
Dividends declared						(2,887)		(2,887)
Net loss						(17,223)		(17,223)
Other comprehensive loss							(7,102)	(7,102)
Balance at March 28, 2020	—	$—	32,075	$32	$366,521	$247,548	$(62,466)	$551,635

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$22,587	$(17,223)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,237	8,376
Goodwill impairment	—	31,871
Stock-based compensation expense	2,107	1,533
Amortization of debt issuance costs	125	179
Benefit for deferred income taxes	(906)	(1,186)
Forward contract gains, net	(2,402)	(440)
Other, net	32	160
(Increase) decrease in:
Accounts receivable	(28,051)	(6,838)
Inventories	(10,809)	(2,818)
Income taxes receivable	565	1,415
Other current assets	(2,614)	(2,740)
Other assets	2,139	1,213
Increase (decrease) in:
Accounts payable	13,912	3,867
Accrued expenses and other liabilities	(2,147)	(4,652)
Income taxes payable	6,126	3,051
Other noncurrent liabilities	(819)	(701)
Net cash provided by operating activities	15,082	15,067
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(1,000)	—
Amounts paid for net assets acquired	(2,400)	—
Capital expenditures	(5,036)	(2,937)
Proceeds from dispositions of equipment	35	3
Cash settlement of forward contracts	1,544	1,634
Software development costs	(623)	—
Net cash used in investing activities	(7,480)	(1,300)
Cash flows from financing activities:
Borrowings on revolving credit facilities	6,602	2,000
Repayment of borrowings on revolving credit facilities	(8,500)	(5,500)
Repayment of borrowings on long-term non-revolving debt	(4,029)	(2,100)
Proceeds from stock issued	333	355
Dividends to shareholders	(2,891)	(2,885)
Other financing activities	(974)	(815)
Net cash used in financing activities	(9,459)	(8,945)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,565	310
Net increase in cash, cash equivalents and restricted cash	708	5,132
Cash, cash equivalents and restricted cash, beginning of period	25,257	22,162
Cash, cash equivalents and restricted cash, end of period	$25,965	$27,294

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

HELIOS TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Currencies in thousands, except per share data)

1. COMPANY BACKGROUND

Helios Technologies, Inc. (“Helios,” or the “Company”) together with its wholly owned subsidiaries, is a global leader in highly engineered motion control and electronic controls technology for diverse end markets, including construction, material handling, agriculture, energy, recreational vehicles, marine, health, and wellness. Helios sells its products to customers in over 85 countries around the world. The Company’s strategy for growth is to be the leading provider in niche markets, with premier products and solutions through innovative product development and acquisitions.

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

On November 6, 2020, the Company completed the acquisition of BWG Holdings I Corp. (hereinafter referred to as “Balboa Water Group” or “Balboa”), an innovative market leader of electronic controls for the health and wellness industry. The results of Balboas operations are reported in the Company’s Electronics segment and have been included in the Consolidated Financial Statements since the acquisition date.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 2, 2021 (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on March 2, 2021. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented.

The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The current COVID-19 pandemic has had an impact on markets the Company serves and its operations. The Company cannot at this time predict the future impact of the COVID-19 pandemic on its business or economic conditions as a whole, but it could have a material adverse effect on the business, financial position, results of operations and/or cash flows. Operating results for the three months ended April 3, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ended January 1, 2022.

Contract Assets and Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $2,239 and $2,776 at April 3, 2021 and January 2, 2021, respectively, and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to satisfying the underlying performance obligation. Contract liabilities totaled $3,865 and $4,208 at April 3, 2021 and January 2, 2021, respectively, and are presented in Other accrued expenses and current liabilities in the Consolidated Balance Sheets.

Research and Development

The Company conducts research and development (“R&D”) to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $4,298, and $4,107 for the three months ended April 3, 2021 and March 28, 2020, respectively.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income (loss)	$22,587	$(17,223)
Basic and diluted weighted average shares outstanding	32,193	32,062
Basic and diluted net income (loss) per common share	$0.70	$(0.54)

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740):  Simplifying the Accounting for Income Taxes. This update simplifies accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes, related to intraperiod tax allocation, the methodology for calculating income tax in an interim period and the recognition of deferred tax liabilities for outside basis differences. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The amendments in this update should be applied on either a retrospective basis, a modified retrospective basis or prospectively, depending on the provision within the amendment. The Company adopted the standard for the fiscal year beginning January 3, 2021. Adoption of the standard did not have a material impact on the Consolidated, Unaudited Financial Statements.

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at April 3, 2021 and January 2, 2021.

	April 3, 2021
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contract	$861	$—	$861	$—
Forward foreign exchange contracts	251	—	251	—
Total	$1,112	$—	$1,112	$—
Liabilities
Interest rate swap contract	$6,329	$—	$6,329	$—
Forward foreign exchange contracts	731	—	731	—
Contingent consideration	1,459	—	—	1,459
Total	$8,519	$—	$7,060	$1,459

	January 2, 2021
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$211	$—	$211	$—
Total	$211	$—	$211	$—
Liabilities
Interest rate swap contract	$7,679	$—	$7,679	$—
Forward foreign exchange contracts	1,551	—	1,551	—
Contingent consideration	1,919	—	—	1,919
Total	$11,149	$—	$9,230	$1,919

A summary of the changes in the estimated fair value of contingent consideration at April 3, 2021 is as follows:

Balance at January 2, 2021	$1,919
Change in estimated fair value	(460)
Balance at April 3, 2021	$1,459

4.  INVENTORIES

At April 3, 2021 and January 2, 2021, inventory consisted of the following:

	April 3, 2021	January 2, 2021
Raw materials	$58,133	$49,361
Work in process	33,169	30,675
Finished goods	38,014	39,332
Provision for obsolete and slow moving inventory	(9,553)	(8,996)
Total	$119,763	$110,372

5.  OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, that are classified as operating leases. Remaining terms on these leases range from less than one year to ten years. For the three months ended April 3, 2021 and March 28, 2020, operating lease costs totaled $1,395 and $908, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	April 3, 2021	January 2, 2021
Right-of-use assets	$15,512	$16,616
Lease liabilities:
Current lease liabilities	$4,341	$4,736
Non-current lease liabilities	11,982	12,728
Total lease liabilities	$16,323	$17,464

Weighted average remaining lease term (in years):	5.0
Weighted average discount rate:	5.0%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,355	$915
Non-cash impact of new leases and lease modifications	$204	$15

Maturities of lease liabilities are as follows:

2021 Remaining	$4,084
2022	3,594
2023	3,261
2024	2,602
2025	2,001
2026	1,606
Thereafter	1,297
Total lease payments	18,445
Less: Imputed interest	(2,122)
Total lease obligations	16,323
Less: Current lease liabilities	(4,341)
Non-current lease liabilities	$11,982

6.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the three months ended April 3, 2021, is as follows:

	Hydraulics	Electronics	Total
Balance at January 2, 2021	$261,129	$182,404	$443,533
Measurement period adjustment, Balboa Water Group acquisition	—	90	90
Currency translation	(9,564)	—	(9,564)
Balance at April 3, 2021	$251,565	$182,494	$434,059

Intangible Assets

At April 3, 2021, and January 2, 2021, intangible assets consisted of the following:

	April 3, 2021			January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$79,422	$(12,112)	$67,310	$80,402	$(11,188)	$69,214
Non-compete agreements	950	(823)	127	950	(776)	174
Technology	45,441	(13,460)	31,981	45,955	(12,368)	33,587
Supply agreement	21,000	(9,100)	11,900	21,000	(8,575)	12,425
Customer relationships	322,825	(33,977)	288,848	330,406	(31,431)	298,975
Sales order backlog	8,000	(6,833)	1,167	8,000	(3,000)	5,000
Workforce	6,077	(101)	5,976	—	—	—
	$483,715	$(76,406)	$407,309	$486,713	$(67,338)	$419,375

Amortization expense for the three months ended April 3, 2021, and March 28, 2020, was $10,198 and $4,348, respectively. Future estimated amortization expense is presented below.

Year:
2021 Remaining	$20,444
2022	25,519
2023	25,459
2024	24,805
2025	24,737
2026	23,349
Thereafter	262,996
Total	$407,309

7.  DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	April 3, 2021	January 2, 2021	Location	April 3, 2021	January 2, 2021
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$861	$—	Other non-current liabilities	$6,329	$7,679
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	30	169	Other current liabilities	731	1,413
Forward foreign exchange contracts	Other assets	221	42	Other non-current liabilities	—	138
Total derivatives		$1,112	$211		$7,060	$9,230
(1) See Note 3 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the three months ended April 3, 2021 and March 28, 2020, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	April 3, 2021	March 28, 2020	into Earnings (Effective Portion)	April 3, 2021	March 28, 2020
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$2,210	$(4,029)	Interest expense, net	$(1,079)	$(525)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $4,751 and $2,951 for the three months ended April 3, 2021 and March 28, 2020, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	April 3, 2021	March 28, 2020	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$2,402	$440	Foreign currency transaction gain loss, net

Interest Rate Swap Contracts

The Company has entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with these transactions, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $195,000, with periodic decreases, have been designated as hedging instruments and are accounted for as cash flow hedges. The interest rate swaps are scheduled to expire in April 2023 and October 2025. The contracts are settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At April 3, 2021, the Company had 10 forward foreign exchange contracts with an aggregate notional value of €51,902, maturing at various dates through September 2022.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90,000 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $105,797 as of April 3, 2021 and is included in the Revolving line of credit line item in the Consolidated Balance Sheets. The gain on the net investment hedge recorded in accumulated other comprehensive income (“AOCI”) as part of the currency translation adjustment was $3,172, net of tax, for the three months ended April 3, 2021.

8.  CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	April 3, 2021	January 2, 2021
Long-term non-revolving debt:
Term loan with PNC Bank	10/28/2025	$197,500	$200,000
Term loan with Intesa Sanpaolo S.p.A	12/23/2021	4,415	6,106
Term loan with Citibank	5/23/2023	398	400
Other long-term debt	Various	232	264
Total long-term non-revolving debt		202,545	206,770
Less: current portion of long-term non-revolving debt		15,841	16,229
Less: unamortized debt issuance costs		578	609
Total long-term non-revolving debt, net		$186,126	$189,932

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	April 3, 2021	January 2, 2021	April 3, 2021	January 2, 2021
Revolving line of credit with PNC Bank	10/28/2025	$249,797	$255,909	$148,213	$144,045
Revolving line of credit with Citibank	11/18/2021	415	315	1,869	1,982
		$250,212	$256,224	$150,082	$146,027

Future maturities of total debt are as follows:

Year:
2021 Remaining	$12,446
2022	15,374
2023	15,141
2024	20,000
2025	389,796
Total	$452,757

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

The effective interest rate on the credit agreement at April 3, 2021 was 2.92%. Interest expense recognized on the credit agreement during the three months ended April 3, 2021 and March 28, 2020, totaled $3,633 and $2,408, respectively. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

Term Loan with Intesa Sanpaolo S.p.A.

The Company has an agreement with Intesa Sanpaolo S.p.A. that provides an unsecured term loan of €5,000. The facility bears interest at 1.25%. Repayment of the facility began in January 2021 and is due in 12 monthly installments. The loan bears a guarantee from SACE S.p.A. – the Italian export public credit agency operating in the insurance and financial services sectors – pursuant to the Law Decree No. 23 of April 8, 2020, converted (with amendments) into Law No. 40 of June 5, 2020.

Term Loan and Line of Credit with Citibank

The Company has an uncommitted fixed asset facility agreement (the “Fixed Asset Facility”) and short-term revolving facility agreement (the “Working Capital Facility”) with Citibank (China) Co., Ltd. Shanghai Branch, as lender.

Under the Fixed Asset Facility, the Company may, from time-to-time, borrow amounts on a secured basis up to a total of RMB 50,000. The proceeds of such loans may be used for purchases of certain equipment. Outstanding borrowings under the Fixed Asset Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.50%, to be repaid on a specified schedule. Currently drawn funds have a final payment due date of May 2023.

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

9. INCOME TAXES

The provision for income taxes for the three months ended April 3, 2021 and March 28, 2020 was 23.2% and 22.3% of pretax income, respectively, after adjusting the prior year for the impact of the goodwill impairment charge.

At April 3, 2021, the Company had an unrecognized tax benefit of $12,344 including accrued interest. If recognized, $1,878 of unrecognized tax benefit would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of April 3, 2021 is not considered material to the Company’s consolidated financial statements.

The Company remains subject to income tax examinations in the U.S. and various state and foreign jurisdictions for tax years 2009-2020. Although the Company is not currently under examination in most jurisdictions, limited transfer pricing disputes exist for years dating back to 2008. The Company anticipates the resolution of a transfer pricing dispute and along with the expiration of statutes of limitation that may result in a net benefit ranging from $0 to $2,388 that could be recognized within the next 12 months.

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

Compensation expense recognized for restricted stock and RSUs totaled $1,360 and $1,253, respectively, for the three months ended April 3, 2021 and March 28, 2020.

The following table summarizes restricted stock and RSU activity for the three months ended April 3, 2021:

	Number of	Weighted Average
	Shares / Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at January 2, 2021	239	$38.95
Granted	99	54.24
Vested	(57)	42.98
Forfeited	(7)	44.82
Nonvested balance at April 3, 2021 (1)	274	$43.50

(1) Includes 113,751 unvested performance-based RSUs.

The Company had $10,396 of total unrecognized compensation cost related to the restricted stock and RSU awards as of April 3, 2021. That cost is expected to be recognized over a weighted average period of 2.1 years.

Stock Options

The following table summarizes stock options the Company has granted to its officers (in thousands, except per share data):

			April 3, 2021
	Options	Option Exercise	Options	Options	Options
Date of Grant	Granted	(Strike) Price	Forfeited	Outstanding	Exercisable
February 28, 2020	18	$39.75	10	6	2
July 1, 2020	5	35.04	—	5	—
January 28, 2021	18	55.30	—	18	—
Total	41		10	29	2

The exercise prices per share are equal to the market price of Helios stock on the respective grant dates. The options vest ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model. At April 3, 2021, the Company had $476 of unrecognized compensation cost related to the options which is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which U.S. employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom (“UK”), under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. Employees purchased 7,408 shares at a weighted average price of $44.90, and 10,927 shares at a weighted average price of $32.46, under the ESPP and UK plans during the three months ended April 3, 2021 and March 28, 2020, respectively. The Company recognized $195 and $60 of compensation expense during the three months ended April 3, 2021 and March 28, 2020, respectively.

Nonemployee Director Fees Plan

The Company’s 2012 Nonemployee Director Fees Plan compensates nonemployee directors for their board service with shares of common stock. Directors were granted 7,375 and 5,500 shares for the three months ended April 3, 2021 and March 28, 2020, respectively. The Company recognized director stock compensation expense of $538 and $235 for the three months ended April 3, 2021 and March 28, 2020, respectively.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 2, 2021	$(5,922)	$(28,418)	$(34,340)
Other comprehensive income (loss) before reclassifications	3,019	(11,562)	(8,543)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(809)	—	(809)
Tax effect	(505)	2,444	1,939
Net current period other comprehensive income (loss)	1,705	(9,118)	(7,413)
Balance at April 3, 2021	$(4,217)	$(37,536)	$(41,753)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 28, 2019	$(5,372)	$(49,992)	$(55,364)
Other comprehensive loss before reclassifications	(4,423)	(5,950)	(10,373)
Amounts reclassified from accumulated other comprehensive loss, net of tax	394	—	394
Tax effect	1,828	1,049	2,877
Net current period other comprehensive loss	(2,201)	(4,901)	(7,102)
Balance at March 28, 2020	$(7,573)	$(54,893)	$(62,466)

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the three months ended April 3, 2021, the unallocated costs totaled $11,745 and included acquisition and integration related expenses of $1,547 and amortization of acquisition-related intangible assets of $10,198. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

The following table presents financial information by reportable segment:

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales
Hydraulics	$119,106	$103,818
Electronics	85,738	25,665
Total	$204,844	$129,483
Operating income
Hydraulics	$28,073	$21,482
Electronics	18,280	4,778
Corporate and other	(11,745)	(36,293)
Total	$34,608	$(10,033)
Capital expenditures
Hydraulics	$2,635	$2,394
Electronics	2,401	543
Total	$5,036	$2,937

	April 3, 2021	January 2, 2021
Total assets
Hydraulics	$762,063	$765,155
Electronics	541,834	523,502
Corporate	7,651	8,322
Total	$1,311,548	$1,296,979

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right-of-use assets.

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales
Americas	$99,341	$58,950
EMEA	52,602	35,971
APAC	52,901	34,562
Total	$204,844	$129,483

	April 3, 2021	January 2, 2021
Tangible long-lived assets
Americas	$96,888	$96,752
EMEA	30,183	31,091
APAC	18,112	18,718
Total	$145,183	$146,561

13.  RELATED PARTY TRANSACTIONS

The Company purchases from, and sells inventory to, entities partially owned or managed by directors of Helios. For the three months ended April 3, 2021 and March 28, 2020, inventory sales to the entities totaled $749 and $414, respectively, and inventory purchases from the entities totaled $2,107 and $999, respectively.

At April 3, 2021 and January 2, 2021, amounts due from the entities totaled $389 and $528, respectively, and amounts due to the entities totaled $736 and $421, respectively.

14. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

15. SUBSEQUENT EVENTS

On April 30, 2021, the Company’s President of Electronic Controls and Section 16 Officer, Jinger McPeak, informed the Company of her intention to resign. Ms. McPeak has agreed to continue her employment through June 1, 2021. In connection with her resignation, the Company and Ms. McPeak entered into a separation agreement. For additional detail, please refer to the Form 8-K filed by the Company on April 30, 2021.

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

OVERVIEW

We are a global industrial technology leader that develops and manufactures solutions for both the hydraulics and electronics markets. We were originally founded in 1970 as Sun Hydraulics Corporation, which designed and manufactured cartridge valves for hydraulics systems. We changed the Company’s legal name on June 13, 2019, from Sun Hydraulics Corporation to Helios Technologies, Inc.

Today we operate under two business segments: Hydraulics and Electronics. These businesses design and manufacture hydraulic cartridge valves, hydraulic quick release couplings and customized electronic controls systems and displays for a variety of end markets, as well as design complete hydraulic systems.

Strategic Vision

Our strategic goals are to achieve $1 billion in sales through a combination of organic growth and acquisitions, while remaining a technology leader and delivering superior profitability, with operating margins in excess of 20%. We are augmenting our strategy with value streams that we expect to help us to execute our goals and potentially accelerate the achievement of our strategic vision.

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
3.

Diversify our markets and sources of revenue by swarming commercial opportunities that leverage our products and technologies’ value in new markets such as defense and commercial food service, thereby creating greater opportunities for growth while reducing risk and cyclicality; and

4.

Develop our talent, our most critical resource, through a culture of customer-centricity through the embracement of diversity, engagement of the team, focus on shared, deeply rooted values and promotion of a learning organization.

Our strategy is underpinned by the execution of acquisitions, which we expect to include bolt-on, flywheel type acquisitions (up to $100 million in enterprise value) and the evaluation of more transformative type acquisitions ($100 million to $1 billion in enterprise value). The objective of our acquisition strategy is to enhance Helios by:

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

Recent Acquisitions

In November 2020, we acquired Balboa Water Group, further diversifying the markets we serve and expanding our technological capabilities in electronics. Balboa is an innovative market leader of electronic controls for the health and wellness industry with proprietary and patented technology that enables end-to-end electronic control systems for therapy baths and spas. Headquartered in Costa Mesa, California, manufacturing operations supporting the business are located in Mexico, with sales and warehouse operations in Denmark. This acquisition expanded our electronic control technology with complementary AC (alternating current) capabilities and enabled further diversification of end markets. The results of Balboa’s operations are reported in our Electronics segment and have been included in the Consolidated Financial Statements since the acquisition date.

In January 2021, we acquired the assets of BJN Technologies, LLC, an innovative engineering solutions provider that was founded in 2014. With the acquisition, we formed the Helios Center of Engineering Excellence to centralize our technology advancements and new product development and better leverage existing talents across the electronics segment initially, and then throughout all of Helios.

Global Economic Conditions

COVID-19 Update

During the first quarter of 2021, we experienced limited disruption to our operations from the pandemic. We continue to experience pandemic-related softening of sales and orders in certain industries and markets; however, many of our customers and end markets are recovering from the substantial impacts experienced during 2020. First quarter demand for our products exceeded our expectations as end market recovery occurred sooner and was stronger than we projected. Demand in the health and wellness and recreational marine markets has been favorably impacted by the pandemic as consumers are investing in leisure products and activities. We are experiencing constraints on our ability to source certain electronic components which originated from the high demand for these products caused by the pandemic; however, we have been able to mitigate the majority of the impact with our procurement efforts and production schedule adjustments.

We are monitoring the effects of the pandemic that are occurring in India for potential supply chain impacts related to goods coming from our Hydraulics segment facilities in the country that are supplied to other parts of the world. We do not expect there will be a material impact to our operations. Our outlook for the remainder of the 2021 fiscal year assumes the global economy continues to recover; however, we cannot at this time predict any future impacts. Refer to Item 1A Risk Factors of our Annual Report on Form 10-K for additional COVID-19 related discussion.

Brexit Update

In January 2020, the UK exited the EU. During the transition period, which ended on December 31, 2020, existing arrangements between the UK and the EU remained in place while the UK and the EU negotiated a free trade agreement. This was entered into on December 24, 2020 and went into effect on January 1, 2021. The Company continues to monitor the situation and plan for potential impact. The ultimate impact of Brexit on the Company’s financial results is uncertain. However, we do not expect the effects of Brexit to have a material impact on our results of operations or financial position. For additional information, refer to Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products decreased an additional 3% during the first three months of 2021, after decreasing 17% in 2020. In Europe, the CEMA Business Barometer reports that in April 2021, the general business climate index for the European agricultural machinery industry has risen to its highest level since 2011. The favorable index is based on a record volume of accumulated incoming orders and high levels of turnover already secured for the upcoming months. The CECE (Committee for European Construction Equipment) business climate index reports that during the first quarter the European construction equipment industry continued its remarkable recovery from the disruptions caused by the COVID-19 crisis. In March, CECE’s business climate index reached new heights after 10 consecutive months of expansion.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports sales of semiconductors and other electronics components declined slightly during the first quarter of 2021; however, the index continues to exceed fourth quarter 2019 levels. The Institute of Printed Circuits Association (“ICP”) reported that total North American printed circuit board shipments increased 4.7% in March 2021 compared with the same month last year; compared with February 2021, March shipments grew 30.9%. ICP also reported that North American electronics manufacturing services shipments were down 3.6% in March compared to March 2020; however, up 10.9% compared to February 2021.

2021 First Quarter Results and Comparison of the Three Months Ended April 3, 2021 and March 28, 2020

(in millions except per share data)

	Three Months Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Net sales	$204.8	$129.5	$75.3	58.1%
Gross profit	$75.4	$51.9	$23.5	45.3%
Gross profit %	36.8%	40.1%
Operating income (loss)	$34.6	$(10.0)	$44.6	(446.0)%
Operating income %	16.9%	-7.7%
Net income (loss)	$22.6	$(17.2)	$39.8	(231.4)%
Basic and diluted net income (loss) per common share	$0.70	$(0.54)	$1.24	(229.6)%

First quarter consolidated net sales increased $75.3 million, 58.1%, compared with the prior-year period. Changes in foreign currency exchange rates favorably impacted sales for the quarter by $5.8 million, 2.8%, and earnings per share by $0.02. A large portion of the first quarter sales growth was attributed to our acquisition of Balboa in November 2020. We also experienced strong organic growth compared with the prior-year period which resulted from improved demand in the European agriculture and construction equipment markets and the U.S. recreational marine market.

From a geographic perspective, demand increased in all regions as companies began to relax COVID-19 restrictions. Excluding the Balboa acquisition and foreign currency effects, we experienced moderate growth in the Americas, and robust growth in the EMEA and APAC regions.

Gross profit trended upward in the first quarter compared with the first quarter of 2020, due to increased sales volume and a favorable impact from changes in foreign currency rates of $1.9 million. Gross margin decreased by 3.3 percentage points compared with the prior-year period, as improved leverage of our fixed cost base on higher sales was offset by the addition of Balboa’s sales which have a different margin profile compared to our historical business resulting in higher material and production costs and lower selling, engineering and administrative (“SEA”) costs.

Operating income as a percentage of sales increased 24.6 percentage points to 16.9% in the first quarter of 2021 compared with an operating loss of 7.7%, as a percentage of sales, in the prior-year period. During the first quarter of 2020, current and expected economic impacts from the COVID-19 pandemic led to an impairment charge of $31.9 million of goodwill. Excluding the impairment charge, operating income as a percentage of sales remained flat with the prior year period at 16.9%, as improved leverage of our fixed cost base on higher sales volume was offset by an increase in intangible amortization of $5.8 million from the Balboa acquisition and $1.5 million of costs incurred for acquisition and integration related activities.

SEGMENT RESULTS

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Net sales	$119.1	$103.8	$15.3	14.7%
Gross profit	$45.4	$39.7	$5.7	14.4%
Gross profit %	38.1%	38.2%
Operating income	$28.1	$21.5	$6.6	30.7%
Operating income %	23.6%	20.7%

First quarter net sales for the Hydraulics segment totaled $119.1 million, an increase of $15.3 million, 14.7%, compared with the prior-year period. The first quarter of 2020 was impacted by facility closures and regulatory restrictions imposed on shipments resulting from the COVID-19 pandemic. The 2021 first quarter benefited from strong demand in the European agriculture and construction equipment markets. Changes in foreign currency exchange rates favorably impacted sales for the quarter by $5.7 million.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Americas	$34.3	$37.3	$(3.0)	(8.0)%
EMEA	43.3	33.5	9.8	29.3%
APAC	41.5	33.0	8.5	25.8%
Total	$119.1	$103.8

Demand in the Americas region improved during the first quarter of 2021 compared to the prior-year first quarter; however, sales to the region declined 8.0% as the 2020 first quarter benefited from sales that were shipped from our backlog due to extended lead times. Demand in the agriculture and construction equipment end markets generated an increase in sales to the EMEA region of 18.8% compared with the 2020 first quarter, excluding positive impacts from foreign currency fluctuations totaling $3.5 million. Sales to the APAC region grew 19.1% compared with the first quarter of 2020, excluding positive impacts from foreign currency fluctuations totaling $2.2 million. The growth primarily resulted from increased demand in China and Korea, as well as the increase in operations in our China facility.

In the first quarter of 2021, gross profit increased $5.7 million compared with the first quarter of the prior year due to higher sales volume, and a favorable impact from changes in foreign currency rates of $1.8 million. Gross profit margin remained fairly consistent with the first quarter of 2020, decreasing 0.1 percentage point to 38.1%, due to an unfavorable product mix in sales and higher shipping costs.

SEA expenses decreased $0.9 million, 4.9%, in the first quarter of 2021 compared with the same period of the prior year, a result of continued cost management efforts including our restructuring activities and reductions in costs related to travel and marketing, professional fees and other discretionary spend. Increased leverage of our fixed cost base on higher sales and our cost management efforts led to SEA as a percent of sales decreasing 3.0 percentage points during the quarter, to 14.5%, compared to the 2020 first quarter.

As a result of the impacts to gross profit and SEA noted above, first quarter operating income increased $6.6 million, 30.7%, compared with the first quarter of the prior year, and operating margin strengthened 2.9 percentage points to 23.6%.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Net sales	$85.7	$25.7	$60.0	233.5%
Gross profit	$30.0	$12.2	$17.8	145.9%
Gross profit %	35.0%	47.5%
Operating income	$18.3	$4.8	$13.5	281.3%
Operating income %	21.4%	18.7%

First quarter net sales for the Electronics segment totaled $85.7 million, an increase of $60.0 million compared with the prior-year period. A significant portion of the sales were directly related to the recent acquisition while the segment also realized solid organic growth compared with the prior year first quarter. Demand in the health and wellness industries has been strengthened by the pandemic as consumers invest in health and home improvements. The same trend is occurring in the U.S. recreational marine market in which demand continues to be strong. We have taken swift and successful actions to expand production capacity in an effort to fulfill the high incoming order levels for spa and bath products. The segments supply chain is experiencing constraints on its ability to source certain electronic components; however, the effect on sales has been minimal to date due to increased procurement efforts and production schedule adjustments. Changes in exchange rates had a minimal impact on first quarter sales.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020	$ Change	% Change
Americas	$65.0	$21.6	$43.4	200.9%
EMEA	9.3	2.5	6.8	272.0%
APAC	11.4	1.6	9.8	612.5%
Total	$85.7	$25.7

During the first quarter of 2021, we experienced robust growth in all regions. Sales to the Americas accounted for 75.8% of total segment sales, a decrease from 84.0% in the prior comparable period, which is primarily from a variation in the regional footprint of the acquisition. Similarly, sales to EMEA and APAC increased to 10.9% and 13.3% of total segment sales.

First quarter gross profit increased $17.8 million compared with the first quarter of the prior year due to the increased sales volume. Gross profit margin for the same period decreased by 12.5 percentage points driven by the addition of Balboa’s sales which have a different margin profile compared to our historical business resulting in higher material and production costs and lower SEA costs. The segment experienced an increase in raw material and freight and logistics costs during the quarter due to the high demand in the market for electronic components used in our products. Additionally, during the prior-year first quarter the segment realized a $0.9 million non-recurring benefit from the release of contractual obligations to customers.

SEA expenses increased by $4.3 million in the first quarter of 2021 compared with the first quarter of 2020 and were primarily impacted by the addition of Balboa and an increase in corporate operating costs allocated to the segment offset by continued cost saving measures which focused on managing fixed personnel costs and reducing discretionary spend. SEA costs as a percentage of sales decreased to 13.7% in the first quarter of 2021 compared to 28.8% in the prior-year first quarter; favorably impacted by the margin profile of Balboa’s product sales, partially offset by continued investments in engineering and R&D necessary to support new product development that will drive future revenue growth.

As a result of the impacts to gross profit and SEA costs noted above, operating income increased $13.5 million during the first quarter.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the first quarter of 2021, these costs totaled $11.7 million, of which $10.2 million was amortization of acquisition-related intangible assets and $1.5 million was for other acquisition and integration related costs.

Interest Expense, net

Net interest expense increased to $4.8 million for the first quarter of 2021 compared with $3.0 million for the prior-year quarter. The change is attributable to increased borrowings used to fund the acquisition of Balboa in November 2020. Average net debt increased to $431.7 million compared with $272.7 million during the first quarter of 2020.

Income Taxes

The provision for income taxes for the first quarter of 2021 was 23.2% of pretax income compared to 22.3% before the non-deductible impairment charge for the prior-year first quarter. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. In recent years, we have used borrowings on our credit facilities to fund acquisitions. During the first three months of 2021, cash provided by operating activities totaled $15.1 million. At the end of the first quarter, we had $26.0 million of cash and cash equivalents on hand and $150.1 million of available credit on our revolving credit facilities. We also have a $300.0 million accordion feature available on our credit facility, subject to certain pro forma compliance requirements, intended to support potential future acquisitions.

Our principal uses of cash have been paying operating expenses, paying dividends to shareholders, making capital expenditures, servicing debt and making acquisition-related payments.

We believe that cash generated from operations and our borrowing availability under our credit facilities will be sufficient to satisfy our operating expenses. In the event that economic conditions were to severely worsen for a protracted period of time, we would have several options available to ensure liquidity in addition to increased borrowings. Capital expenditures could be postponed since they primarily pertain to long-term improvements in operations. Additional operating expense reductions also could be made. Finally, the dividend to shareholders could be reduced or suspended.

Cash Flows

The following table summarizes our cash flows for the periods (in millions):

	Three Months Ended
	April 3, 2021	March 28, 2020	$ Change
Net cash provided by operating activities	$15.1	$15.1	$—
Net cash used in investing activities	(7.5)	(1.3)	(6.2)
Net cash used in financing activities	(9.5)	(9.0)	(0.5)
Effect of exchange rate changes on cash	2.6	0.3	2.3
Net increase in cash	$0.7	$5.1	$(4.4)

Cash on hand increased $0.7 million from $25.3 million at the end of 2020 to $26.0 million at April 3, 2021. Changes in exchange rates during the three months ended April 3, 2021 favorably impacted cash and cash equivalents by $2.6 million. Cash balances on hand are a result of our cash management strategy which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and also paying down borrowings on our credit facilities.

Operating activities

Cash from operations totaled $15.1 million during the first quarter, which is consistent with the prior-year period. Current quarter cash earnings increased over the prior-year period; however, operating assets and liabilities grew at a similar pace in order to support the increased operations. Changes in inventory reduced cash by $10.8 million and $2.8 million in the first three months of 2021 and 2020, respectively. Days of inventory on hand decreased to 81 as of April 3, 2021, compared with 101 as of March 28, 2020, positively impacted by the higher sales levels, the addition of Balboa’s operations and improved demand planning and supply chain management during the quarter and the latter half of 2020. Changes in accounts receivable reduced cash by $28.1 million and $6.8 million in the first three months of 2021 and 2020, respectively. First quarter days sales outstanding increased slightly from the prior-year comparable period, up to 55 days from 51 days, primarily a result of the timing of Balboa’s collections compared to the legacy business.

Investing activities

Capital expenditures totaled $5.0 million for the first three months of 2021, an increase of $2.1 million over the prior-year comparable period. Capital expenditures for 2021 are forecasted to be approximately $30.0 to $35.0 million, primarily for investments in machinery and equipment for capacity expansion projects, improvements to manufacturing technology and maintaining/replacing existing machine capabilities.

Cash used for acquisition related activities in the first quarter of 2021 totaled $3.4 million. The cash outflows consisted of the acquired assets of BJN Technologies, LLC and a contractual purchase price adjustment related to the Balboa acquisition.

Financing activities

Cash used in financing activities totaled $9.5 million during the first three months of 2021, compared with cash used of $9.0 million in the prior-year period. The additional cash used this quarter was due to higher debt repayments, net of additional borrowings which totaled $5.9 million for the quarter.

During the first quarter of 2021, we declared a quarterly cash dividend of $0.09 per share payable on April 20, 2021, to shareholders of record as of April 5, 2021. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any changes made during the first three months of 2021, are disclosed in Note 2 to the Consolidated, Unaudited Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. There were no material changes during the three months ended April 3, 2021.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2021, we issued 62,599 shares of Helios common stock in a private placement under Section 4(2) of the Securities Act of 1933. The shares of Helios common stock were issued to the sellers as partial funding of our acquisition of the assets of BJN Technologies, LLC, an innovative engineering solutions provider.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2021, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2021	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)