Form 10-Q
period 2021-07-03
HELIOS TECHNOLOGIES, INC.
filed 2021-08-10
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21835

HELIOS TECHNOLOGIES, INC.

(Exact Name of Registration as Specified in its Charter)

Florida	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7456 16th St E SARASOTA, Florida	34243
(Address of Principal Executive Offices)	(Zip Code)

(941)362-1200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $.001 Par Value	HLIO	The NASDAQ Global Select Market

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

The registrant had 32,390,154 shares of common stock, par value $.001, outstanding as of July 30, 2021.

Helios Technologies, Inc.

INDEX

For the quarter ended

July 3, 2021

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	July 3, 2021	January 2, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,371	$25,216
Restricted cash	41	41
Accounts receivable, net of allowance for credit losses of $1,319 and $1,493	134,018	97,623
Inventories, net	132,318	110,372
Income taxes receivable	1,916	1,103
Other current assets	21,761	19,664
Total current assets	324,425	254,019
Property, plant and equipment, net	163,201	163,177
Deferred income taxes	3,551	6,645
Goodwill	436,233	443,533
Other intangible assets, net	401,483	419,375
Other assets	11,499	10,230
Total assets	$1,340,392	$1,296,979
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$74,553	$59,477
Accrued compensation and benefits	23,706	22,985
Other accrued expenses and current liabilities	27,299	24,941
Current portion of long-term non-revolving debt, net	15,662	16,229
Dividends payable	2,902	2,891
Income taxes payable	6,868	1,489
Total current liabilities	150,990	128,012
Revolving line of credit	238,777	255,909
Long-term non-revolving debt, net	182,272	189,932
Deferred income taxes	76,417	78,864
Other noncurrent liabilities	33,591	36,472
Total liabilities	682,047	689,189
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000 shares authorized, 32,249 and 32,121 shares issued and outstanding	32	32
Capital in excess of par value	379,299	371,778
Retained earnings	317,799	270,320
Accumulated other comprehensive loss	(38,785)	(34,340)
Total shareholders' equity	658,345	607,790
Total liabilities and shareholders' equity	$1,340,392	$1,296,979

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	July 3, 2021	June 27, 2020
	(unaudited)	(unaudited)
Net sales	$223,413	$119,294
Cost of sales	141,261	74,575
Gross profit	82,152	44,719
Selling, engineering and administrative expenses	32,410	23,600
Amortization of intangible assets	7,680	4,417
Operating income	42,062	16,702
Interest expense, net	4,400	2,891
Foreign currency transaction loss, net	503	283
Other non-operating income, net	(110)	(16)
Income before income taxes	37,269	13,544
Income tax provision	6,575	636
Net income	$30,694	$12,908
Basic and diluted net income per common share	$0.95	$0.40
Basic and diluted weighted average shares outstanding	32,237	32,081
Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Six Months Ended
	July 3, 2021	June 27, 2020
	(unaudited)	(unaudited)
Net sales	$428,258	$248,777
Cost of sales	270,738	152,208
Gross profit	157,520	96,569
Selling, engineering and administrative expenses	62,971	49,264
Amortization of intangible assets	17,878	8,765
Goodwill impairment	—	31,871
Operating income	76,671	6,669
Interest expense, net	9,151	5,842
Foreign currency transaction loss, net	967	408
Other non-operating income, net	(111)	(110)
Income before income taxes	66,664	529
Income tax provision	13,382	4,844
Net income (loss)	$53,282	$(4,315)
Basic and diluted net income (loss) per common share	$1.65	$(0.13)
Basic and diluted weighted average shares outstanding	32,215	32,071
Dividends declared per share	$0.18	$0.18

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$30,694	$12,908	$53,282	$(4,315)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	2,431	3,562	(6,687)	(1,338)
Unrealized gain (loss) on interest rate swap, net of tax	537	227	2,242	(1,975)
Total other comprehensive income (loss)	2,968	3,789	(4,445)	(3,313)
Comprehensive income (loss)	$33,662	$16,697	$48,837	$(7,628)

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at April 3, 2021	—	$—	32,226	$32	$376,994	$290,007	$(41,753)	$625,280
Shares issued, restricted stock			1		18			18
Shares issued, other compensation			7					—
Shares issued, ESPP			15		463			463
Stock-based compensation					2,076			2,076
Cancellation of shares for payment of employee tax withholding					(252)			(252)
Dividends declared						(2,902)		(2,902)
Net income						30,694		30,694
Other comprehensive income							2,968	2,968
Balance at July 3, 2021	—	$—	32,249	$32	$379,299	$317,799	$(38,785)	$658,345

Balance at March 28, 2020	—	$—	32,075	$32	$366,521	$247,548	$(62,466)	$551,635
Shares issued, restricted stock			(6)					—
Shares issued, ESPP			11		368			368
Shares issued, discretionary contribution			1		45			45
Stock-based compensation					914			914
Cancellation of shares for payment of employee tax withholding					(7)			(7)
Dividends declared						(2,888)		(2,888)
Net income						12,908		12,908
Other comprehensive income							3,789	3,789
Balance at June 27, 2020	—	$—	32,081	$32	$367,841	$257,568	$(58,677)	$566,764

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Six Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at January 2, 2021	—	$—	32,120	$32	$371,778	$270,320	$(34,340)	$607,790
Shares issued, restricted stock			31		18			18
Shares issued, other compensation			14					—
Shares issued, ESPP			25		796			796
Shares issued, acquisition			63		3,624			3,624
Stock-based compensation					4,183			4,183
Cancellation of shares for payment of employee tax withholding			(4)		(1,100)			(1,100)
Dividends declared						(5,803)		(5,803)
Net income						53,282		53,282
Other comprehensive loss							(4,445)	(4,445)
Balance at July 3, 2021	—	$—	32,249	$32	$379,299	$317,799	$(38,785)	$658,345

Balance at December 28, 2019	—	$—	32,047	$32	$365,310	$267,658	$(55,364)	$577,636
Shares issued, restricted stock			15					—
Shares issued, other compensation			5					—
Shares issued, ESPP			23		723			723
Shares issued, discretionary contribution			1		45			45
Stock-based compensation					2,447			2,447
Cancellation of shares for payment of employee tax withholding			(10)		(684)			(684)
Dividends declared						(5,775)		(5,775)
Net loss						(4,315)		(4,315)
Other comprehensive loss							(3,313)	(3,313)
Balance at June 27, 2020	—	$—	32,081	$32	$367,841	$257,568	$(58,677)	$566,764

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	July 3, 2021	June 27, 2020
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$53,282	$(4,315)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,142	17,021
Goodwill impairment	—	31,871
Stock-based compensation expense	4,183	2,447
Amortization of debt issuance costs	249	358
Provision (benefit) for deferred income taxes	3,249	(2,370)
Forward contract gains, net	(1,909)	(41)
Other, net	(173)	625
(Increase) decrease in:
Accounts receivable	(37,386)	(7,040)
Inventories	(22,917)	(724)
Income taxes receivable	(808)	327
Other current assets	(2,247)	(1,736)
Other assets	2,921	1,855
Increase (decrease) in:
Accounts payable	15,530	(18)
Accrued expenses and other liabilities	6,058	(1,424)
Income taxes payable	5,284	4,885
Other noncurrent liabilities	(3,925)	(1,390)
Net cash provided by operating activities	49,533	40,331
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(1,000)	—
Amounts paid for net assets acquired	(2,400)	—
Capital expenditures	(10,305)	(5,215)
Proceeds from dispositions of equipment	62	67
Cash settlement of forward contracts	947	(357)
Software development costs	(1,490)	—
Net cash used in investing activities	(14,186)	(5,505)
Cash flows from financing activities:
Borrowings on revolving credit facilities	9,602	11,000
Repayment of borrowings on revolving credit facilities	(23,500)	(26,359)
Borrowings on long-term non-revolving debt	—	5,714
Repayment of borrowings on long-term non-revolving debt	(8,163)	(4,001)
Proceeds from stock issued	814	723
Dividends to shareholders	(5,791)	(5,772)
Other financing activities	(1,686)	(960)
Net cash used in financing activities	(28,724)	(19,655)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,532	(331)
Net increase in cash, cash equivalents and restricted cash	9,155	14,840
Cash, cash equivalents and restricted cash, beginning of period	25,257	22,162
Cash, cash equivalents and restricted cash, end of period	$34,412	$37,002

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

HELIOS TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Currencies in thousands, except per share data)

1. COMPANY BACKGROUND

Helios Technologies, Inc. (“Helios,” or the “Company”) together with its wholly owned subsidiaries, is a global leader in highly engineered motion control and electronic controls technology for diverse end markets, including construction, material handling, agriculture, energy, recreational vehicles, marine, health, and wellness. Helios sells its products to customers in over 90 countries around the world. The Company’s strategy for growth is to be the leading provider in niche markets, with premier products and solutions through innovative product development and acquisitions.

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

The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The current COVID-19 pandemic has had an impact on markets the Company serves and its operations. The Company cannot at this time predict the future impact of the COVID-19 pandemic on its business or economic conditions as a whole, but it could have a material adverse effect on the business, financial position, results of operations and/or cash flows. Operating results for the six months ended July 3, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ended January 1, 2022.

Contract Assets and Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $2,398 and $2,776 at July 3, 2021 and January 2, 2021, respectively, and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to satisfying the underlying performance obligation. Contract liabilities totaled $6,112 and $4,208 at July 3, 2021 and January 2, 2021, respectively, and are presented in Other accrued expenses and current liabilities in the Consolidated Balance Sheets.

Research and Development

The Company conducts research and development (“R&D”) to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $8,428, and $7,989 for the six months ended July 3, 2021 and June 27, 2020, respectively.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss)	$30,694	$12,908	$53,282	$(4,315)
Basic and diluted weighted average shares outstanding	32,237	32,081	32,215	32,071
Basic and diluted net income (loss) per common share	$0.95	$0.40	$1.65	$(0.13)

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

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at July 3, 2021 and January 2, 2021.

	July 3, 2021
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contract	$612	$—	$612	$—
Forward foreign exchange contracts	198	—	198	—
Total	$810	$—	$810	$—
Liabilities
Interest rate swap contract	$5,389	$—	$5,389	$—
Forward foreign exchange contracts	575	—	575	—
Contingent consideration	1,459	—	—	1,459
Total	$7,423	$—	$5,964	$1,459

	January 2, 2021
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$211	$—	$211	$—
Total	$211	$—	$211	$—
Liabilities
Interest rate swap contract	$7,679	$—	$7,679	$—
Forward foreign exchange contracts	1,551	—	1,551	—
Contingent consideration	1,919	—	—	1,919
Total	$11,149	$—	$9,230	$1,919

A summary of the changes in the estimated fair value of contingent consideration at July 3, 2021 is as follows:

Balance at January 2, 2021	$1,919
Change in estimated fair value	(460)
Balance at July 3, 2021	$1,459

4.  INVENTORIES

At July 3, 2021 and January 2, 2021, inventory consisted of the following:

	July 3, 2021	January 2, 2021
Raw materials	$65,876	$49,361
Work in process	35,384	30,675
Finished goods	40,807	39,332
Provision for obsolete and slow moving inventory	(9,749)	(8,996)
Total	$132,318	$110,372

5.  OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, that are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the six months ended July 3, 2021 and June 27, 2020, operating lease costs totaled $2,820 and $1,833, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	July 3, 2021	January 2, 2021
Right-of-use assets	$16,075	$16,616
Lease liabilities:
Current lease liabilities	$4,187	$4,736
Non-current lease liabilities	12,700	12,728
Total lease liabilities	$16,887	$17,464

Weighted average remaining lease term (in years):	5.0
Weighted average discount rate:	4.9%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,783	$1,841
Non-cash impact of new leases and lease modifications	$2,022	$256

Maturities of lease liabilities are as follows:

2021 Remaining	$2,864
2022	3,888
2023	3,563
2024	2,930
2025	2,322
2026	1,818
Thereafter	1,594
Total lease payments	18,979
Less: Imputed interest	(2,092)
Total lease obligations	16,887
Less: Current lease liabilities	(4,187)
Non-current lease liabilities	$12,700

6.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the six months ended July 3, 2021, is as follows:

	Hydraulics	Electronics	Total
Balance at January 2, 2021	$261,129	$182,404	$443,533
Measurement period adjustment, Balboa Water Group acquisition	—	90	90
Currency translation	(7,390)	—	(7,390)
Balance at July 3, 2021	$253,739	$182,494	$436,233

Intangible Assets

At July 3, 2021, and January 2, 2021, intangible assets consisted of the following:

	July 3, 2021			January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$79,629	$(13,217)	$66,412	$80,402	$(11,188)	$69,214
Non-compete agreements	950	(871)	79	950	(776)	174
Technology	45,548	(14,681)	30,867	45,955	(12,368)	33,587
Supply agreement	21,000	(9,625)	11,375	21,000	(8,575)	12,425
Customer relationships	324,576	(37,499)	287,077	330,406	(31,431)	298,975
Sales order backlog	—	—	—	8,000	(3,000)	5,000
Workforce	6,077	(404)	5,673	—	—	—
	$477,780	$(76,297)	$401,483	$486,713	$(67,338)	$419,375

Amortization expense for the six months ended July 3, 2021, and June 27, 2020, was $17,878 and $8,765, respectively. Future estimated amortization expense is presented below.

Year:
2021 Remaining	$12,869
2022	25,602
2023	25,543
2024	24,888
2025	24,821
2026	23,435
Thereafter	264,325
Total	$401,483

7.  DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	July 3, 2021	January 2, 2021	Location	July 3, 2021	January 2, 2021
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$612	$—	Other non-current liabilities	$5,389	$7,679
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	169	169	Other current liabilities	555	1,413
Forward foreign exchange contracts	Other assets	29	42	Other non-current liabilities	20	138
Total derivatives		$810	$211		$5,964	$9,230
(1) See Note 3 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the six months ended July 3, 2021 and June 27, 2020, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	July 3, 2021	June 27, 2020	into Earnings (Effective Portion)	July 3, 2021	June 27, 2020
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$2,906	$(3,731)	Interest expense, net	$(2,170)	$(1,558)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $9,151 and $5,842 for the six months ended July 3, 2021 and June 27, 2020, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	July 3, 2021	June 27, 2020	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$1,909	$41	Foreign currency transaction gain loss, net

Interest Rate Swap Contracts

The Company has entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with these transactions, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swaps are designated as hedging instruments and are accounted for as cash flow hedges. The aggregate notional amount of the swaps was $195,000 as of July 3, 2021. The notional amount decreases periodically through the dates of expiration in April 2023 and October 2025. The contracts are settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At July 3, 2021, the Company had nine forward foreign exchange contracts with an aggregate notional value of €52,112, maturing at various dates through December 2022.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90,000 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $106,777 as of July 3, 2021 and is included in the Revolving line of credit line item in the Consolidated Balance Sheets. The gain on the net investment hedge recorded in accumulated other comprehensive income (“AOCI”) as part of the currency translation adjustment was $2,416, net of tax, for the six months ended July 3, 2021.

8.  CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	July 3, 2021	January 2, 2021
Long-term non-revolving debt:
Term loan with PNC Bank	Oct 2025	$195,000	$200,000
Term loan with Intesa Sanpaolo S.p.A	Dec 2021	2,975	6,106
Term loan with Citibank	May 2023	323	400
Other long-term debt	Various	183	264
Total long-term non-revolving debt		198,481	206,770
Less: current portion of long-term non-revolving debt		15,662	16,229
Less: unamortized debt issuance costs		547	609
Total long-term non-revolving debt, net		$182,272	$189,932

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	July 3, 2021	January 2, 2021	July 3, 2021	January 2, 2021
Revolving line of credit with PNC Bank	Oct 2025	$238,777	$255,909	$159,525	$144,045
Revolving line of credit with Citibank	Nov 2021	421	315	1,897	1,982
		$239,198	$256,224	$161,422	$146,027

Future maturities of total debt are as follows:

Year:
2021 Remaining	$8,464
2022	15,353
2023	15,085
2024	20,000
2025	378,777
Total	$437,679

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

The effective interest rate on the credit agreement at July 3, 2021 was 2.43%. Interest expense recognized on the credit agreement during the six months ended July 3, 2021 and June 27, 2020, totaled $6,842 and $4,250, respectively. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

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

9. INCOME TAXES

The provision for income taxes for the three months ended July 3, 2021 and June 27, 2020 was 17.6% and 4.7% of pretax income, respectively. The provision for income taxes for the six months ended July 3, 2021 and June 27, 2020 was 20.1% and 15.0% of pretax income, respectively, after adjusting the prior year for the impact of the goodwill impairment charge.

At July 3, 2021, the Company had an unrecognized tax benefit of $10,484 including accrued interest. If recognized, $3,371 of unrecognized tax benefit would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of July 3, 2021 is not considered material to the Company’s consolidated financial statements.

The Company remains subject to income tax examinations in the U.S. and various state and foreign jurisdictions for tax years 2009-2020. Although the Company is not currently under examination in most jurisdictions, limited transfer pricing disputes exist for years dating back to 2008. The Company estimates a net benefit ranging from $0 to $974 could be recognized within the next 12 months due to the expiration of statutes of limitation.

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

Compensation expense recognized for restricted stock and RSUs totaled $2,796 and $2,072, respectively, for the six months ended July 3, 2021 and June 27, 2020.

The following table summarizes restricted stock and RSU activity for the six months ended July 3, 2021:

	Number of	Weighted Average
	Shares / Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at January 2, 2021	239	$38.95
Granted	101	54.59
Vested	(69)	41.87
Forfeited	(17)	45.02
Nonvested balance at July 3, 2021 (1)	254	$43.97

(1) Includes 107,749 unvested performance-based RSUs.

The Company had $8,555 of total unrecognized compensation cost related to the restricted stock and RSU awards as of July 3, 2021. That cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

The following table summarizes stock options the Company has granted to its officers (in thousands, except per share data):

			July 3, 2021
	Options	Option Exercise	Options	Options	Options
Date of Grant	Granted	(Strike) Price	Forfeited	Outstanding	Exercisable
February 28, 2020	18	$39.75	11	5	2
July 1, 2020	5	35.04	—	3	2
January 28, 2021	18	55.30	1	17	—
Total	41		12	25	4

The exercise prices per share are equal to the market price of Helios stock on the respective grant dates. The options vest ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model. At July 3, 2021, the Company had $400 of unrecognized compensation cost related to the options which is expected to be recognized over a weighted average period of 2.4 years.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which U.S. employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom (“UK”), under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. Employees purchased 14,918 shares at a weighted average price of $53.37, and 23,364 shares at a weighted average price of $30.94, under the ESPP and UK plans during the six months ended July 3, 2021 and June 27, 2020, respectively. The Company recognized $311 and $155 of compensation expense during the six months ended July 3, 2021 and June 27, 2020, respectively.

Nonemployee Director Fees Plan

The Company’s 2012 Nonemployee Director Fees Plan compensates nonemployee directors for their board service with shares of common stock. Directors were granted 14,250 and 5,500 shares for the six months ended July 3, 2021 and June 27, 2020, respectively. The Company recognized director stock compensation expense of $1,043 and $235 for the six months ended July 3, 2021 and June 27, 2020, respectively.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 2, 2021	$(5,922)	$(28,418)	$(34,340)
Other comprehensive income (loss) before reclassifications	4,534	(8,447)	(3,913)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(1,628)	—	(1,628)
Tax effect	(664)	1,760	1,096
Net current period other comprehensive income (loss)	2,242	(6,687)	(4,445)
Balance at July 3, 2021	$(3,680)	$(35,105)	$(38,785)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 28, 2019	$(5,372)	$(49,992)	$(55,364)
Other comprehensive loss before reclassifications	(4,901)	(1,467)	(6,368)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,170	—	1,170
Tax effect	1,756	129	1,885
Net current period other comprehensive loss	(1,975)	(1,338)	(3,313)
Balance at June 27, 2020	$(7,347)	$(51,330)	$(58,677)

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the six months ended July 3, 2021, the unallocated costs totaled $21,609 and included certain corporate costs not deemed to be allocable to either business segment of $600, acquisition and integration related expenses of $3,131 and amortization of acquisition-related intangible assets of $17,878. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

The following table presents financial information by reportable segment:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales
Hydraulics	$133,039	$102,089	$252,145	$205,907
Electronics	90,374	17,205	176,113	42,870
Total	$223,413	$119,294	$428,258	$248,777
Operating income
Hydraulics	$32,328	$21,989	$60,401	$43,471
Electronics	19,599	939	37,879	5,717
Corporate and other	(9,865)	(6,226)	(21,609)	(42,519)
Total	$42,062	$16,702	$76,671	$6,669
Capital expenditures
Hydraulics	$3,383	$1,923	$6,018	$4,317
Electronics	1,886	355	4,287	898
Total	$5,269	$2,278	$10,305	$5,215

	July 3, 2021	January 2, 2021
Total assets
Hydraulics	$781,052	$765,155
Electronics	548,302	523,502
Corporate	11,038	8,322
Total	$1,340,392	$1,296,979

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right-of-use assets.

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales
Americas	$105,762	$47,623	$205,104	$106,573
EMEA	57,629	33,081	110,231	69,052
APAC	60,022	38,590	112,923	73,152
Total	$223,413	$119,294	$428,258	$248,777

	July 3, 2021	January 2, 2021
Tangible long-lived assets
Americas	$96,525	$96,752
EMEA	32,515	31,091
APAC	18,086	18,718
Total	$147,126	$146,561

13.  RELATED PARTY TRANSACTIONS

The Company purchases from, and sells inventory to, entities partially owned or managed by directors of Helios. For the six months ended July 3, 2021 and June 27, 2020, inventory sales to the entities totaled $1,502 and $1,807, respectively, and inventory purchases from the entities totaled $3,229 and $2,315, respectively.

At July 3, 2021 and January 2, 2021, amounts due from the entities totaled $557 and $528, respectively, and amounts due to the entities totaled $232 and $421, respectively.

14. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

15. SUBSEQUENT EVENTS

On July 9, 2021, the Company acquired all of the outstanding equity interests of HE-DI S.r.l., an Italian limited liability company, the owner of 100% of the share capital of NEM S.r.l. (“NEM”), an Italian limited liability. The acquisition was completed pursuant to a Sale and Purchase Agreement among the Company and the shareholders of NEM.

Initial consideration paid at closing, net of cash acquired, totaled €48,860, or $57,933, and included 134,621 shares of the Company’s common stock and cash of €39,974, or $47,397. In accordance with the terms of the Sale and Purchase Agreement, the sellers are eligible for an additional cash earn-out potential of €5,400, or $6,403, based on defined performance targets. The cash consideration was funded with borrowings on the Company’s credit facility.

NEM is an innovative hydraulic solutions company providing customized material handling, construction, industrial vehicle, and agricultural applications to its global customer base, predominantly in Europe and Asia. NEM is ideally located in northern Italy’s Emilia Romagna region, one of the world’s most innovative and technology-friendly areas in the hydraulics industry.

The Company determined the acquisition of NEM was not a significant acquisition under Rule 3-05 of Regulation S-X.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans," "will" and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this report and those identified in Part I, Item 1A, "Risk Factors" included in our Form 10-K. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Strategic Vision

Our strategic goals are to achieve $1 billion in sales by the end of 2023 through a combination of organic growth and acquisitions, while remaining a technology leader and delivering superior profitability, with adjusted EBITDA margins of approximately 25%. We are augmenting our strategy with value streams that we expect to help us to execute our goals and potentially accelerate the achievement of our strategic vision by reaching the $1 billion revenue target two years ahead of our original plan.

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
3.

Diversify our markets and sources of revenue by swarming commercial opportunities that leverage our products and technologies’ value in industries in which we currently do not operate, such as defense and commercial food service, thereby creating greater opportunities for growth while reducing risk and cyclicality; and

4.

Develop our talent, our most critical resource, through a culture of customer-centricity through the embracement of diversity, engagement of the team, focus on shared, deeply rooted values and promotion of a learning organization. We provide training, development, educational, and mentoring opportunities to our existing employees as well as seek to attract and retain top talent throughout our global workforce.

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

Recent Acquisitions

In November 2020, we acquired Balboa Water Group, further diversifying the markets we serve and also expanding our technological capabilities in electronics. Balboa is an innovative market leader of electronic controls for the health and wellness industry with proprietary and patented technology that enables end-to-end electronic control systems for therapy baths and spas. Headquartered in Costa Mesa, California, Balboa has manufacturing operations that support the business in Mexico, with sales and warehouse operations in Denmark. This acquisition expanded our electronic control technology with complementary AC (alternating current) capabilities and enabled further diversification of end markets. The results of Balboa’s operations are reported in our Electronics segment and have been included in the Consolidated Financial Statements since the acquisition date.

In January 2021, we acquired the assets of BJN Technologies, LLC, an innovative engineering solutions provider that was founded in 2014. With the acquisition, we formed the Helios Center of Engineering Excellence to centralize our technology advancements and new product development and better leverage existing talents across the electronics segment initially, and then throughout all of Helios.

In July 2021, we acquired NEM, an innovative hydraulic solutions company providing customized material handling, construction, industrial vehicle and agricultural applications to its global customer base, predominantly in Europe and Asia. NEM enhances our electro-hydraulic product offering, further develops our presence in original equipment manufacturer (“OEM”) markets, provides geographic expansion and adds scale to address new markets.

In May 2021, we entered into a definitive agreement to acquire the assets of Shenzhen Joyonway Electronics & Technology Co., Ltd and its related entities (collectively “Joyonway”). A fast-growing developer of control panels, software, systems and accessories for the health and wellness industry, Joyonway operates in two cities, Shenzhen and Dongguan, which are in the hub of electronics and software development in China. The acquisition is subject to certain pre-closing requirements and is expected to close in the third quarter of 2021 or as soon as practicable.

Global Economic Conditions

COVID-19 Update

During the first half of 2021, we experienced limited disruption to our operations from the pandemic. Many of our customers and end markets are recovering from the substantial impacts experienced during 2020. Demand in the first six months of 2021 for our products exceeded our expectations as end market recovery occurred sooner and was stronger than we projected. Demand in the health and wellness and recreational marine markets has been favorably impacted by the pandemic as consumers are investing in leisure products and activities. We face constraints on our ability to source certain electronic components which originated from the high demand for these products caused by the pandemic; however, we have been able to mitigate the majority of the impact with our procurement efforts and production schedule adjustments.

Our outlook for the remainder of the 2021 fiscal year assumes the global economy continues to recover; however, we cannot at this time predict any future impacts. With the spread of new strains and variants of the coronavirus, the Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate whether to reinstate and/or extend certain initiatives it implemented to help contain the spread of COVID-19. Refer to Part I, Item 1A, “Risk Factors” of our Form 10-K for additional COVID-19 related discussion.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products increased 12% during the first six months of 2021, after decreasing 17% in 2020. In Europe, the CEMA Business Barometer reports that in June 2021, the general business climate index for the European agricultural machinery industry rose to its highest level since 2008. The favorable index peaked in June 2021 and declined slightly in July 2021. The report further noted that uncertainty exists related to the ability to realize incoming orders due to extreme price increases and supplier shortages. The Committee for European Construction Equipment (CECE) business climate index reports that the boom of the European construction equipment sector continues and the index remains at extremely high levels. Consistent with the CEMA Business Barometer, the CECE business climate index reported that the strong demand has not been fully realized due to supply side bottlenecks.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports sales of semiconductors and other electronics components increased slightly during the second quarter of 2021, after decreasing in the first quarter of 2021. The index continues to exceed fourth quarter 2019 levels and surpassed fourth quarter 2020 levels late in the second quarter 2021. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments increased 6.3% in June 2021 compared with the same month last year; compared with May 2021, June shipments grew 17.3%. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments were up 14.3% in June compared to June 2020; compared with May 2021, June shipments grew 31.3%. While the IPC reported that demand for both PCB and EMS production is high, supply remains constrained. However, the report further indicated that the strong pick up in shipments during the month of June suggests some disruptions are starting to improve.

2021 Second Quarter Results and Comparison of the Three and Six Months Ended July 3, 2021 and June 27, 2020

(in millions except per share data)

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Net sales	$223.4	$119.3	$104.1	87.3%
Gross profit	$82.2	$44.7	$37.5	83.9%
Gross profit %	36.8%	37.5%
Operating income	$42.1	$16.7	$25.4	152.1%
Operating income %	18.8%	14.0%
Net income	$30.7	$12.9	$17.8	138.0%
Basic and diluted net income per common share	$0.95	$0.40	$0.55	137.5%

	Six Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Net sales	$428.3	$248.8	$179.5	72.1%
Gross profit	$157.5	$96.6	$60.9	63.0%
Gross profit %	36.8%	38.8%
Operating income	$76.7	$6.7	$70.0	1,044.8%
Operating income %	17.9%	2.7%
Net income (loss)	$53.3	$(4.3)	$57.6	NM*
Basic and diluted net income (loss) per common share	$1.65	$(0.13)	$1.78	NM*

* Not Meaningful

Second quarter consolidated net sales increased $104.1 million, 87.3%, compared with the prior-year period. Changes in foreign currency exchange rates favorably impacted sales for the quarter by $6.9 million, 3.1%, and earnings per share by $0.03. Pricing changes had minimal impact on the 2021 second quarter organic sales compared with the prior-year period. Acquisitive growth accounted for a large portion of the increase in sales, $60.2 million, 57.8%, over the prior-year period. In addition, we experienced strong organic growth of $43.9 million, 36.8%, compared with the prior-year period, which resulted from improved demand in all regions as our markets recover from the impacts of the COVID-19 pandemic. In the second quarter of 2020, we experienced a considerable negative impact on sales due to facility closures, customer shut-downs and regulatory restrictions imposed on shipments.

Consolidated net sales for the year-to-date period increased $179.5 million, 72.1%, compared with the prior-year period. Changes in foreign currency exchange rates favorably impacted sales for the first six months of 2021 by $12.7 million, 3.0%, and earnings per share by $0.05. The effect of pricing changes had minimal impact on organic sales for the six months ended July 3, 2021, compared to the prior-year period. Acquisition related sales for the six-month period totaled $116.5 million and we experienced significant organic growth of $63.0 million, 25.3%, when compared with the six months ended June 27, 2020. The organic growth was attributable to relaxing COVID-19 restrictions and improved demand in all regions and most end markets, primarily the European agriculture and construction equipment markets and the U.S. recreational marine market.

Gross profit trended upward in the second quarter compared with the second quarter of 2020, due to increased sales volume and a favorable impact from changes in foreign currency exchange rates of $2.1 million. Second quarter gross margin declined by 0.7 percentage points compared with the prior-year period, as manufacturing labor efficiencies and improved leverage of our fixed cost base on the higher sales were offset by increases in freight and raw material costs and the addition of sales from our recently acquired businesses, which have different margin profiles compared to our historical businesses (higher material and production costs and lower selling, engineering and administrative (“SEA”) costs). Material costs as a percentage of sales, excluding acquisition related sales, increased in the second quarter by 3.8 percentage points compared to the prior year second quarter primarily driven by supply shortages, freight costs and general increases in raw material prices as well as a change in sales mix. We have passed on certain material cost increases to customers by implementing price increases, some of which will primarily be realized in future quarters.

Gross profit for the first six months of 2021 increased $60.9 million, 63.0%, compared with the same period of 2020, primarily due to increased sales volume and a favorable impact from changes in foreign currency exchange rates totaling $4.0 million. Gross margin declined 2.0 percentage points over the prior-year period due to material and freight cost increases and the different margin profile of our recently acquired businesses. Material costs as a percentage of sales, excluding acquisition related sales, increased in the year-to-date period by 4.2 percentage points compared to the prior year-to-date period, primarily a result of the supply shortages, higher freight costs and general increases in raw material prices as well as a change in sales mix.

Operating income as a percentage of sales increased 4.8 percentage points to 18.8% in the second quarter of 2021 compared to 14.0%, as a percentage of sales, in the prior-year period, primarily from improved leverage of our fixed cost base on the higher sales volume. This positive impact was reduced by the gross margin level impacts and an increase in intangible amortization of $3.3 million from our recent acquisitions and $1.6 million of costs incurred for acquisition and integration related activities. Additionally, non-recurring costs totaling $1.6 million were incurred in the second quarter of 2020 related to the separation of our former Chief Executive Officer (“CEO”) and placement of our current CEO.

For the first six months of 2021, operating income as a percentage of sales increased 15.2 percentage points to 17.9%. During the first quarter of 2020, current and expected economic impacts from the COVID-19 pandemic led to a goodwill impairment charge of $31.9 million. Excluding the impairment charge in 2020, operating income as a percentage of sales for the first six months of 2021 improved 2.4 percentage points, up from 15.5%, as a result of improved leverage of our fixed cost base on higher sales volume, offset by an increase in intangible amortization of $9.1 million from our recent acquisitions and $3.1 million incurred for acquisition and integration related activities.

SEGMENT RESULTS

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Net sales	$133.0	$102.1	$30.9	30.3%
Gross profit	$50.9	$37.5	$13.4	35.7%
Gross profit %	38.3%	36.7%
Operating income	$32.3	$22.0	$10.3	46.8%
Operating income %	24.3%	21.5%

	Six Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Net sales	$252.1	$205.9	$46.2	22.4%
Gross profit	$96.3	$77.1	$19.2	24.9%
Gross profit %	38.2%	37.5%
Operating income	$60.4	$43.5	$16.9	38.9%
Operating income %	24.0%	21.1%

Second quarter net sales for the Hydraulics segment totaled $133.0 million, an increase of $30.9 million, 30.3%, compared with the prior-year period. The 2021 second quarter benefited from improved demand in all regions and many of our end markets including U.S. and European agriculture and construction equipment markets as well as mobile and industrial equipment markets. The second quarter of 2020 was impacted by reduced end market demand, facility closures and regulatory restrictions imposed on shipments, resulting from the COVID-19 pandemic. Changes in foreign currency exchange rates favorably impacted sales for the quarter by $6.7 million. Pricing changes had minimal impact on second quarter sales compared with the prior-year quarter.

Year-to-date net sales totaled $252.1 million, an increase of $46.2 million, 22.4%, compared with the first six months of 2020 due to end market recovery from the pandemic. Changes in foreign currency exchange rates favorably impacted sales for the first half of 2021 by $12.5 million.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Americas	$41.7	$34.2	$7.5	21.9%
EMEA	46.6	31.2	15.4	49.4%
APAC	44.7	36.7	8.0	21.8%
Total	$133.0	$102.1

	Six Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Americas	$76.0	$71.6	$4.4	6.1%
EMEA	89.9	64.7	25.2	38.9%
APAC	86.2	69.6	16.6	23.9%
Total	$252.1	$205.9

Demand in the Americas region improved during the second quarter of 2021 compared to the prior-year second quarter as sales increased $7.5 million, 21.9%. Increased demand, primarily in the agriculture and construction equipment end markets, generated an increase in sales to the EMEA region of 36.5% compared with the 2020 second quarter, excluding positive impacts from foreign currency fluctuations totaling $4.0 million. Sales to the APAC region grew 14.4% compared with the second quarter of 2020, excluding positive impacts from foreign currency exchange rate fluctuations totaling $2.7 million. The APAC growth primarily resulted from increased demand in Korea and Australia.

During the 2021 year-to-date period we experienced significant sales growth in the EMEA and APAC regions of $17.6 million, 27.2%, and $11.7 million, 16.8%, respectively, after adjusting for positive impacts from foreign currency exchange rate fluctuations totaling $7.6 million and $4.9 million, respectively. The increase in the EMEA region was driven by demand in the European agriculture and construction equipment end markets. Demand in China, Korea and Australia were the primarily contributors to growth in the APAC region.

In the second quarter of 2021, gross profit increased $13.4 million, 35.7%, compared with the second quarter of the prior year due to higher sales volume, and a favorable impact from changes in foreign currency rates of $2.1 million. Gross profit margin improved compared with the second quarter of 2020, increasing 1.6 percentage point to 38.3%. Fixed cost leverage on the higher sales and production labor efficiencies led to the improvement. During the 2020 second quarter we experienced production labor inefficiencies caused by the COVID-19 pandemic. Increases in the cost of freight totaling $1.1 million negatively impacted second quarter gross margin compared to the prior year second quarter. Material costs as a percentage of sales increased in the second quarter by 3.5 percentage points compared to the prior year second quarter, a result of a change in sales mix, the higher freight costs and general increases in raw material prices.

During the year-to-date period we experienced a $19.2 million, 24.9%, increase in gross profit over the comparable prior-year period due to sales volume and a favorable impact from changes in foreign currency rates of $3.9 million. Gross margin for the first half of 2021 increased 0.7 percentage points to 38.2% as we benefited from improved leverage of our fixed manufacturing costs from higher sales volume, which was offset by increased material and freight costs. Increases in the cost of freight totaling $2.1 million negatively impacted gross margin for the year-to-date period compared to the prior-year period. Material costs as a percentage of sales increased in the first six months of 2021 by 3.9 percentage points compared to the prior-year period, a result of a change in sales mix, the higher freight costs and general increases in raw material prices.

SEA expenses increased $3.1 million, 20.0%, in the second quarter of 2021 compared with the same period of the prior year. During the 2020 second quarter, we instituted strict cost control measures in light of the COVID-19 pandemic and its expected impacts on the world economies and our operations. While costs related to travel and marketing continue to be low, 2021 SEA costs represent a return to a more normalized level. Personnel costs are increasing as we scale up to support increased demand and expect higher payout of performance-based incentive compensation. In addition to these factors, increased leverage of our fixed cost base on higher sales and our cost management efforts led to SEA as a percent of sales decreasing 1.2 percentage points during the quarter to 14.0%, compared to the 2020 second quarter.

Year-to-date SEA expenses increased $2.3 million, 6.8%, in 2021 compared with the prior-year period and SEA as a percent of sales decreased 2.1 percentage points to 14.2% in 2021 from 16.3% in 2020. The margin improvement resulted from improved leverage of fixed costs, continued cost management efforts including our restructuring activities and reductions in travel and marketing costs.

As a result of the impacts to gross profit and SEA noted above, second quarter operating income increased $10.3 million, 46.8%, compared with the second quarter of the prior year, and operating margin improved 2.8 percentage points to 24.3%. Operating income for the year-to-date period increased $16.9 million, 38.9%, with operating margin strengthening 2.9 percentage points to 24.0% compared to the same period in the prior year.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Net sales	$90.4	$17.2	$73.2	425.6%
Gross profit	$31.2	$7.2	$24.0	333.3%
Gross profit %	34.5%	42.1%
Operating income	$19.6	$0.9	$18.7	2,077.8%
Operating income %	21.7%	5.5%

	Six Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Net sales	$176.1	$42.9	$133.2	310.5%
Gross profit	$61.2	$19.4	$41.8	215.5%
Gross profit %	34.8%	45.3%
Operating income	$37.9	$5.7	$32.2	564.9%
Operating income %	21.5%	13.3%

Second quarter net sales for the Electronics segment totaled $90.4 million, an increase of $73.2 million compared with the prior-year period. Sales totaling $60.2 million were contributed by our recently acquired businesses. The segment also realized solid organic growth of $13.0 million, 75.6%, compared with the prior year second quarter, which experienced significant demand reductions caused by the COVID-19 pandemic as many of our customers shut down operations for a period of time and several of our large OEM customers requested to adjust the timing of order request dates into later quarters. Pricing changes had minimal impact on the 2021 second quarter organic sales compared with the prior-year period.

Year-to-date net sales for the Electronics segment totaled $176.1 million, an increase of $133.2 million compared with the prior-year period. Sales totaling $116.5 million were contributed by our recently acquired businesses. The segment also realized considerable organic growth in the first half of 2021 totaling $16.7 million, 38.9%, compared with the first half of 2020. There was no significant impact from price increases on organic sales during the first six months of 2021 compared with the prior-year period.

Demand in the health and wellness industries has been strengthened by the pandemic as consumers invest in health and home improvements. The same trend is occurring in the U.S. recreational vehicle and recreational marine markets, in which demand continues to be strong. We have taken swift and successful actions to expand production capacity in an effort to fulfill the high incoming order levels for our products. The segments’ supply chain is experiencing constraints on its ability to source certain electronic components. While the effect on sales has been mitigated by our increased procurement efforts and production schedule adjustments, we estimate that approximately $4.9 million of sales were delayed into future quarters due to the supply shortage. Changes in exchange rates had a minimal impact on second quarter sales.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Americas	$64.1	$13.4	$50.7	378.4%
EMEA	11.0	1.9	9.1	478.9%
APAC	15.3	1.9	13.4	705.3%
Total	$90.4	$17.2

	Six Months Ended
	July 3, 2021	June 27, 2020	$ Change	% Change
Americas	$129.1	$35.0	$94.1	268.9%
EMEA	20.4	4.4	16.0	363.6%
APAC	26.6	3.5	23.1	660.0%
Total	$176.1	$42.9

During the second quarter and year-to-date period of 2021, we experienced robust growth in all regions which was primarily attributable to our recent acquisitions. Second quarter sales to the Americas accounted for 70.9% of total segment sales, a decrease from 77.9% in the prior comparable period, which is primarily from a variation in the regional footprint of our acquisitions. Similarly, sales to EMEA and APAC increased to 12.2% and 16.9% of total segment sales, respectively.

Second quarter gross profit increased $24.0 million compared with the second quarter of the prior year due to the increased sales volume. Gross profit margin for the same period decreased by 7.6 percentage points, primarily due to the addition of sales from our acquired businesses, which have a different margin profile compared to our historical business (higher material and production costs and lower SEA costs). Additionally, the segment experienced an increase in raw material and freight and logistics costs during the quarter due to the high demand and materials shortages in the market for electronic components used in our products. During the year-to-date period, we experienced an increase in gross profit of $41.8 million compared with the first six months of 2020. Gross profit margin for the same period decreased 10.5 percentage points driven by our recent acquisitions, which have a different margin profile from our historical business and the increase raw material and freight and logistic costs.

SEA expenses increased by $5.3 million in the second quarter of 2021 compared with the second quarter of 2020 and were primarily impacted by the addition of our recently acquired companies and an increase in corporate operating costs allocated to the segment. SEA costs as a percentage of sales decreased to 12.8% in the second quarter of 2021 compared to 36.6% in the prior-year second quarter. SEA margin was favorably impacted by the margin profiles of products sold by our recently acquired businesses. SEA expenses increased by $9.6 million in the first half of 2021 compared with the first half of 2020. SEA costs as a percentage of sales decreased to 13.2% in the current year-to-date period compared to 31.9% in the prior-year period. The improvement in SEA as a percentage of sales is due largely to the cost structures of our recent acquisitions as well as increased leverage on our fixed costs due to higher sales in our legacy businesses, partially offset by increased corporate operating costs and continued investments in engineering and R&D necessary to support new product development that will drive future revenue growth.

As a result of the impacts to gross profit and SEA costs noted above, operating income increased $18.7 million and $32.2 million during the second quarter of 2021 and the first half of 2021, respectively, compared to the prior-year periods.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the second quarter of 2021, these costs totaled $9.9 million, of which $7.7 million was amortization of acquisition-related intangible assets, $1.6 million was for other acquisition and integration related costs and $0.6 million was for the costs associated with the separation of a corporate officer. Year-to-date, corporate and other costs totaled $21.6 million, of which $17.9 million was amortization of acquisition-related intangible assets, $3.1 million was for other acquisition and integration related costs and $0.6 million for the separation of a corporate officer.

Interest Expense, net

Net interest expense increased to $4.4 million for the second quarter of 2021 compared with $2.9 million for the prior-year quarter. The change is attributable to increased borrowings used to fund the acquisition of Balboa in November 2020. Average net debt increased to $414.5 million compared with $258.8 million during the second quarter of 2020. Year-to-date net interest expense was up to $9.2 million compared with $5.8 million during the comparable 2020 period. Average net debt for the 2021 year-to-date period totaled $420.0 million compared with $264.4 million in the corresponding period of 2020. The increase is due to borrowings used to fund the acquisition of Balboa.

Income Taxes

The provision for income taxes for the second quarter of 2021 was 17.6% of pretax income compared to 4.7% for the prior-year second quarter. The 2020 tax rate was impacted by favorable one-time benefits in Italy. The 2021 tax rate includes the settlement of a transfer pricing dispute resolved through competent authority between the United States and Germany. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted into law in response to the COVID-19 pandemic. The Company has evaluated the various income and payroll tax provisions and expects little or no impact to income tax expense. However, the Company is taking advantage of the various payment deferments allowed and employee retention credits afforded by the CARES Act and other similar state and/or foreign liquidity measures. The CARES Act allows employers to defer the deposit and payment of the employer's share of Social Security taxes. We deferred the payment of $1.5 million of payroll taxes normally due between March 27, 2020 and December 31, 2020. The company expects to pay these payroll taxes during the third quarter of 2021, and they are included in Accrued compensation and benefits in the accompanying Consolidated Balance Sheet as of July 3, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. In recent years, we have used borrowings on our credit facilities to fund acquisitions. During the first six months of 2021, cash provided by operating activities totaled $49.5 million. At the end of the second quarter, we had $34.4 million of available cash and cash equivalents on hand and $161.4 million of available credit on our revolving credit facilities. We also have a $300.0 million accordion feature available on our credit facility, subject to certain pro forma compliance requirements, intended to support potential future acquisitions.

Our principal uses of cash have been paying operating expenses, making capital expenditures, servicing debt, making acquisition-related payments and paying dividends to shareholders.

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

Cash Flows

The following table summarizes our cash flows for the periods (in millions):

	Six Months Ended
	July 3, 2021	June 27, 2020	$ Change
Net cash provided by operating activities	$49.5	$40.3	$9.2
Net cash used in investing activities	(14.2)	(5.5)	(8.7)
Net cash used in financing activities	(28.7)	(19.7)	(9.0)
Effect of exchange rate changes on cash	2.5	(0.3)	2.8
Net increase in cash	$9.1	$14.8	$(5.7)

Cash on hand increased $9.1 million from $25.3 million at the end of 2020 to $34.4 million at July 3, 2021. Changes in exchange rates during the six months ended July 3, 2021 favorably impacted cash and cash equivalents by $2.5 million. Cash balances on hand are a result of our cash management strategy which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Cash from operations totaled $49.5 million during the first two quarters of 2021, an increase of $9.2 million compared to the prior-year period. Year-to-date cash earnings increased by $41.4 million over the prior-year period; however, increases in net operating assets and liabilities grew by $32.2 million, compared to the prior-year period, in order to support our considerable increase in operations. Changes in inventory reduced cash by $22.9 million and $0.7 million in the first six months of 2021 and 2020, respectively. Days of inventory on hand decreased to 81 days as of July 3, 2021, compared with 105 days as of June 27, 2020, positively impacted by the higher sales levels, the addition of Balboa’s operations and improved demand planning and supply chain management during the year. Changes in accounts receivable reduced cash by $37.4 million and $7.0 million in the first six months of 2021 and 2020, respectively. Days sales outstanding improved slightly to 55 days as of July 3, 2021 from 56 days as of June 27, 2020, as our collection patterns remain consistent with the prior period.

Investing activities

Capital expenditures totaled $10.3 million for the first six months of 2021, an increase of $5.1 million over the prior-year comparable period. Capital expenditures for 2021 are forecasted to be approximately $30.0 to $32.0 million, primarily for investments in machinery and equipment for capacity expansion projects, improvements to manufacturing technology and maintaining/replacing existing machine capabilities.

Cash used for acquisition related activities in the first half of 2021 totaled $3.4 million. The cash outflows consisted of the acquired assets of BJN Technologies, LLC and a contractual purchase price adjustment related to the Balboa acquisition.

Financing activities

Cash used in financing activities totaled $28.7 million during the first six months of 2021, compared with cash used of $19.7 million in the prior-year period. The additional cash used this quarter was due to higher debt repayments, net of additional borrowings which totaled $22.1 million for the year-to-date period.

During the second quarter of 2021, we declared a quarterly cash dividends of $0.09 per share payable on July 20, 2021, to shareholders of record as of July 5, 2021. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

Inflation

We do not believe that inflation has had a material effect on our business to date. However, as more fully described in Item 2 above, we are experiencing supply shortages and increasing material and logistics costs. Continued increases in the global demand for the materials used in our products could result in significant increases in the costs of the components we purchase, and we may not be able to fully offset such higher costs through price increases. There is no assurance that our business will not be materially affected by inflation in the future.

Critical Accounting Policies and Estimates

We currently apply judgment and estimates which may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any changes made during the first six months of 2021, are disclosed in Note 2 to the Consolidated, Unaudited Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. There were no material changes during the six months ended July 3, 2021.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

3.1	Fourth Amended and Restated Bylaws dated June 4, 2021 (previously filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on June 7, 2021, and incorporated herein by reference).

10.1+

Separation Agreement between Jinger McPeak and Helios Technologies, Inc., dated April 30, 2021 (filed herewith). The form of Executive Officer Severance Agreement was previously filed as Exhibit 10.2+ to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2019, and is incorporated herein by reference.

10.2+

Amended and Restated Executive Officer Severance Agreement, dated as of June 4, 2021, by and between Helios Technologies, Inc. and Josef Matosevic (previously filed as Exhibit 10.4+ to the Company’s Report on Form 8-K filed on June 7, 2021, and incorporated herein by reference).

10.3

First amendment to Second Amended and Restated Credit Agreement, dated July 1, 2021, by and among Helios Technologies, Inc. as Borrower, the Guarantor parties thereto, the financial institutions party thereto from time to time as lenders, and PNC Bank, National Association, as Administrative Agent (filed herewith).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021, has been formatted in Inline XBRL.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2021	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)