Form 10-Q
period 2021-10-02
HELIOS TECHNOLOGIES, INC.
filed 2021-11-09
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21835

HELIOS TECHNOLOGIES, INC.

(Exact Name of Registration as Specified in its Charter)

Florida	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7456 16th St E SARASOTA, Florida	34243
(Address of Principal Executive Offices)	(Zip Code)

(941)362-1200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $.001 Par Value	HLIO	The New York Stock Exchange

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

The registrant had 32,401,071 shares of common stock, par value $.001, outstanding as of October 29, 2021.

Helios Technologies, Inc.

INDEX

For the quarter ended

October 2, 2021

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	October 2, 2021	January 2, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,687	$25,216
Restricted cash	41	41
Accounts receivable, net of allowance for credit losses of $1,333 and $1,493	136,812	97,623
Inventories, net	148,186	110,372
Income taxes receivable	3,892	1,103
Other current assets	20,130	19,664
Total current assets	356,748	254,019
Property, plant and equipment, net	165,778	163,177
Deferred income taxes	3,537	6,645
Goodwill	463,034	443,533
Other intangible assets, net	416,913	419,375
Other assets	11,982	10,230
Total assets	$1,417,992	$1,296,979
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$73,927	$59,477
Accrued compensation and benefits	26,370	22,985
Other accrued expenses and current liabilities	28,586	24,941
Current portion of long-term non-revolving debt, net	15,368	16,229
Dividends payable	2,916	2,891
Income taxes payable	10,733	1,489
Total current liabilities	157,900	128,012
Revolving line of credit	276,326	255,909
Long-term non-revolving debt, net	178,534	189,932
Deferred income taxes	78,026	78,864
Other noncurrent liabilities	38,760	36,472
Total liabilities	729,546	689,189
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000 shares authorized, 32,400 and 32,121 shares issued and outstanding	32	32
Capital in excess of par value	391,461	371,778
Retained earnings	342,643	270,320
Accumulated other comprehensive loss	(45,690)	(34,340)
Total shareholders' equity	688,446	607,790
Total liabilities and shareholders' equity	$1,417,992	$1,296,979

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	October 2, 2021	September 26, 2020
	(unaudited)	(unaudited)
Net sales	$223,241	$122,645
Cost of sales	142,299	75,702
Gross profit	80,942	46,943
Selling, engineering and administrative expenses	32,786	24,042
Amortization of intangible assets	7,407	4,558
Operating income	40,749	18,343
Interest expense, net	3,813	2,730
Foreign currency transaction loss (gain), net	304	(727)
Other non-operating income, net	(616)	(22)
Income before income taxes	37,248	16,362
Income tax provision	9,488	3,380
Net income	$27,760	$12,982
Basic and diluted net income per common share	$0.86	$0.40
Basic and diluted weighted average shares outstanding	32,385	32,095
Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Nine Months Ended
	October 2, 2021	September 26, 2020
	(unaudited)	(unaudited)
Net sales	$651,499	$371,422
Cost of sales	413,036	227,910
Gross profit	238,463	143,512
Selling, engineering and administrative expenses	95,757	73,306
Amortization of intangible assets	25,285	13,323
Goodwill impairment	—	31,871
Operating income	117,421	25,012
Interest expense, net	12,965	8,572
Foreign currency transaction loss (gain), net	1,271	(319)
Other non-operating income, net	(727)	(132)
Income before income taxes	103,912	16,891
Income tax provision	22,870	8,224
Net income	$81,042	$8,667
Basic and diluted net income per common share	$2.51	$0.27
Basic and diluted weighted average shares outstanding	32,272	32,079
Dividends declared per share	$0.27	$0.27

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$27,760	$12,982	$81,042	$8,667
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(7,528)	8,575	(14,215)	7,237
Unrealized gain (loss) on interest rate swap, net of tax	623	716	2,865	(1,259)
Total other comprehensive (loss) income	(6,905)	9,291	(11,350)	5,978
Comprehensive income	$20,855	$22,273	$69,692	$14,645

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at July 3, 2021	—	$—	32,249	$32	$379,299	$317,799	$(38,785)	$658,345
Shares issued, restricted stock			12		18			18
Shares issued, other compensation			5					—
Shares issued, ESPP			7		522			522
Shares issued, acquisition			134		10,390			10,390
Stock-based compensation					2,050			2,050
Cancellation of shares for payment of employee tax withholding					(235)			(235)
Shares repurchased			(7)		(583)			(583)
Dividends declared						(2,916)		(2,916)
Net income						27,760		27,760
Other comprehensive loss							(6,905)	(6,905)
Balance at October 2, 2021	—	$—	32,400	$32	$391,461	$342,643	$(45,690)	$688,446

Balance at June 27, 2020	—	$—	32,081	$32	$367,841	$257,568	$(58,677)	$566,764
Shares issued, restricted stock			(3)					—
Shares issued, other compensation			7					—
Shares issued, ESPP			12		304			304
Stock-based compensation					1,383			1,383
Cancellation of shares for payment of employee tax withholding			(1)		(18)			(18)
Dividends declared						(2,890)		(2,890)
Net income						12,982		12,982
Other comprehensive income							9,291	9,291
Balance at September 26, 2020	—	$—	32,096	$32	$369,510	$267,660	$(49,386)	$587,816

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Nine Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at January 2, 2021	—	$—	32,120	$32	$371,778	$270,320	$(34,340)	$607,790
Shares issued, restricted stock			43		36			36
Shares issued, other compensation			19					—
Shares issued, ESPP			32		1,318			1,318
Shares issued, acquisition			197		14,014			14,014
Stock-based compensation					6,233			6,233
Cancellation of shares for payment of employee tax withholding			(4)		(1,335)			(1,335)
Shares repurchased			(7)		(583)			(583)
Dividends declared						(8,719)		(8,719)
Net income						81,042		81,042
Other comprehensive loss							(11,350)	(11,350)
Balance at October 2, 2021	—	$—	32,400	$32	$391,461	$342,643	$(45,690)	$688,446

Balance at December 28, 2019	—	$—	32,047	$32	$365,310	$267,658	$(55,364)	$577,636
Shares issued, restricted stock			12					—
Shares issued, other compensation			12					—
Shares issued, ESPP			35		1,027			1,027
Shares issued, discretionary contribution			1		45			45
Stock-based compensation					3,830			3,830
Cancellation of shares for payment of employee tax withholding			(11)		(702)			(702)
Dividends declared						(8,665)		(8,665)
Net income						8,667		8,667
Other comprehensive income							5,978	5,978
Balance at September 26, 2020	—	$—	32,096	$32	$369,510	$267,660	$(49,386)	$587,816

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	October 2, 2021	September 26, 2020
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$81,042	$8,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,131	25,805
Goodwill impairment	—	31,871
Stock-based compensation expense	6,233	3,830
Amortization of debt issuance costs	374	537
Provision (benefit) for deferred income taxes	2,230	(2,937)
Forward contract (gains) / losses, net	(3,401)	2,513
Other, net	(135)	1,287
(Increase) decrease in:
Accounts receivable	(36,634)	(4,685)
Inventories	(35,759)	7,776
Income taxes receivable	(1,893)	(2,874)
Other current assets	(288)	(1,382)
Other assets	3,989	2,613
Increase (decrease) in:
Accounts payable	11,945	1,387
Accrued expenses and other liabilities	8,079	955
Income taxes payable	9,599	3,548
Other noncurrent liabilities	(4,527)	(1,884)
Net cash provided by operating activities	81,985	77,027
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(48,481)	—
Amounts paid for net assets acquired	(2,400)	—
Capital expenditures	(17,054)	(7,155)
Proceeds from dispositions of equipment	82	103
Cash settlement of forward contracts	1,433	(1,742)
Software development costs	(1,785)	(227)
Net cash used in investing activities	(68,205)	(9,021)
Cash flows from financing activities:
Borrowings on revolving credit facilities	71,198	11,000
Repayment of borrowings on revolving credit facilities	(44,500)	(55,609)
Borrowings on long-term non-revolving debt	—	5,812
Repayment of borrowings on long-term non-revolving debt	(12,178)	(5,905)
Proceeds from stock issued	1,353	1,027
Dividends to shareholders	(8,694)	(8,660)
Other financing activities	(2,851)	(1,937)
Net cash provided by (used in) financing activities	4,328	(54,272)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,363	(3,414)
Net increase in cash, cash equivalents and restricted cash	22,471	10,320
Cash, cash equivalents and restricted cash, beginning of period	25,257	22,162
Cash, cash equivalents and restricted cash, end of period	$47,728	$32,482

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

The Company faces various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The current COVID-19 pandemic has had an impact on markets the Company serves and its operations. The Company cannot at this time predict the future impact of the COVID-19 pandemic on its business or economic conditions as a whole, but it could have a material adverse effect on the business, financial position, results of operations and/or cash flows. Operating results for the nine months ended October 2, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ended January 1, 2022.

Contract Assets and Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $2,155 and $2,776 at October 2, 2021 and January 2, 2021, respectively, and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to satisfying the underlying performance obligation. Contract liabilities totaled $4,357 and $4,208 at October 2, 2021 and January 2, 2021, respectively, and are presented in Other accrued expenses and current liabilities in the Consolidated Balance Sheets.

Research and Development

The Company conducts research and development (“R&D”) to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $12,467 and $11,821 for the nine months ended October 2, 2021 and September 26, 2020, respectively.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$27,760	$12,982	$81,042	$8,667
Basic and diluted weighted average shares outstanding	32,385	32,095	32,272	32,079
Basic and diluted net income per common share	$0.86	$0.40	$2.51	$0.27

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

3. BUSINESS ACQUISITION

Acquisition of NEM

On July 9, 2021, the Company completed the acquisition of HE-DI S.r.l., an Italian limited liability company and the owner of 100% of the share capital of NEM S.r.l. ("NEM"), an Italian limited liability company. The acquisition was completed pursuant to a Sale and Purchase Agreement ("SPA") among the Company and the shareholders of NEM.

NEM is an innovative hydraulic solutions company providing customized material handling, construction, industrial vehicle and agricultural applications to its global customer base, predominantly in Europe and Asia. The acquisition of NEM expands the Company's global reach, particularly in electro-hydraulics, by growing original equipment manufacturer ("OEM") business throughout the world and provides additional CVT manufacturing capability in Europe. The results of NEM’s operations are reported in the Company’s Hydraulics segment and have been included in the Consolidated, Unaudited Financial Statements since the date of acquisition.

Initial consideration paid at closing, net of cash acquired, totaled $57,839 and included 134,621 shares of the Company’s common stock and cash of $47,304. In accordance with the terms of the SPA, the sellers are eligible for an additional cash earnout potential of €5,400, or $6,403, based on defined revenue and EBITDA targets. The preliminary acquisition date fair value of the earnout is estimated at $3,269. Total consideration for the acquisition is subject to a post-closing adjustment in accordance with the terms of the SPA. The cash consideration was funded with borrowings on the Company’s credit facility.

Transaction costs of $891 incurred in connection with the acquisition are included in Selling, engineering and administrative expenses in the Consolidated Statement of Operations for the nine months ended October 2, 2021.

The Company recorded $32,937 in goodwill and $28,220 in other identifiable intangible assets in connection with the acquisition. However, the purchase price allocation is preliminary, pending post-closing adjustments, final intangibles valuation and tax related adjustments, and may be revised during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes to the fair values of the tangible and intangible assets acquired and liabilities assumed could be material.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at October 2, 2021 and January 2, 2021.

	October 2, 2021
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contract	$586	$—	$586	$—
Forward foreign exchange contracts	685	—	685	—
Total	$1,271	$—	$1,271	$—
Liabilities
Interest rate swap contract	$4,546	$—	$4,546	$—
Forward foreign exchange contracts	56	—	56	—
Contingent consideration	5,736	—	—	5,736
Total	$10,338	$—	$4,602	$5,736

	January 2, 2021
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$211	$—	$211	$—
Total	$211	$—	$211	$—
Liabilities
Interest rate swap contract	$7,679	$—	$7,679	$—
Forward foreign exchange contracts	1,551	—	1,551	—
Contingent consideration	1,919	—	—	1,919
Total	$11,149	$—	$9,230	$1,919

A summary of the changes in the estimated fair value of contingent consideration at October 2, 2021 is as follows:

Balance at January 2, 2021	$1,919
Change in estimated fair value	621
Contingent consideration incurred in connection with NEM acquisition	3,269
Currency translation	(73)
Balance at October 2, 2021	$5,736

5. INVENTORIES

At October 2, 2021 and January 2, 2021, inventory consisted of the following:

	October 2, 2021	January 2, 2021
Raw materials	$79,924	$49,361
Work in process	35,782	30,675
Finished goods	42,886	39,332
Provision for obsolete and slow moving inventory	(10,406)	(8,996)
Total	$148,186	$110,372

6. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, that are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the nine months ended October 2, 2021 and September 26, 2020, operating lease costs totaled $4,316 and $2,765, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	October 2, 2021	January 2, 2021
Right-of-use assets	$18,208	$16,616
Lease liabilities:
Current lease liabilities	$4,219	$4,736
Non-current lease liabilities	14,877	12,728
Total lease liabilities	$19,096	$17,464

Weighted average remaining lease term (in years):	5.0
Weighted average discount rate:	4.2%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,357	$2,786
Non-cash impact of new leases and lease modifications	$5,209	$418

Maturities of lease liabilities are as follows:

2021 Remaining	$1,496
2022	4,493
2023	4,137
2024	3,575
2025	3,275
2026	2,687
Thereafter	1,553
Total lease payments	21,216
Less: Imputed interest	(2,120)
Total lease obligations	19,096
Less: Current lease liabilities	(4,219)
Non-current lease liabilities	$14,877

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the nine months ended October 2, 2021, is as follows:

	Hydraulics	Electronics	Total
Balance at January 2, 2021	$261,129	$182,404	$443,533
Acquisition of NEM	32,937	—	32,937
Measurement period adjustment, Balboa Water Group acquisition	—	435	435
Currency translation	(13,871)	—	(13,871)
Balance at October 2, 2021	$280,195	$182,839	$463,034

Intangible Assets

At October 2, 2021 and January 2, 2021, intangible assets consisted of the following:

	October 2, 2021			January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$83,045	$(14,214)	$68,831	$80,402	$(11,188)	$69,214
Non-compete agreements	950	(918)	32	950	(776)	174
Technology	49,984	(15,470)	34,514	45,955	(12,368)	33,587
Supply agreement	21,000	(10,150)	10,850	21,000	(8,575)	12,425
Customer relationships	337,212	(40,415)	296,797	330,406	(31,431)	298,975
Sales order backlog	1,043	(522)	521	8,000	(3,000)	5,000
Workforce	6,077	(709)	5,368	—	—	—
	$499,311	$(82,398)	$416,913	$486,713	$(67,338)	$419,375

Amortization expense for the nine months ended October 2, 2021 and September 26, 2020, was $25,285 and $13,323, respectively. Future estimated amortization expense is presented below.

Year:
2021 Remaining	$7,279
2022	27,035
2023	26,976
2024	26,321
2025	26,256
2026	24,873
Thereafter	278,173
Total	$416,913

8. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	October 2, 2021	January 2, 2021	Location	October 2, 2021	January 2, 2021
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$586	$—	Other non-current liabilities	$4,546	$7,679
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	513	169	Other current liabilities	56	1,413
Forward foreign exchange contracts	Other assets	172	42	Other non-current liabilities	—	138
Total derivatives		$1,271	$211		$4,602	$9,230
(1) See Note 4 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the nine months ended October 2, 2021 and September 26, 2020, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	October 2, 2021	September 26, 2020	into Earnings (Effective Portion)	October 2, 2021	September 26, 2020
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$3,718	$(2,807)	Interest expense, net	$(3,137)	$(2,630)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $12,965 and $8,572 for the nine months ended October 2, 2021 and September 26, 2020, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	October 2, 2021	September 26, 2020	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$3,401	$(2,513)	Foreign currency transaction gain loss, net

Interest Rate Swap Contracts

The Company has entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with these transactions, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swaps are designated as hedging instruments and are accounted for as cash flow hedges. The aggregate notional amount of the swaps was $170,000 as of October 2, 2021. The notional amount decreases periodically through the dates of expiration in April 2023 and October 2025. The contracts are settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At October 2, 2021, the Company had eight forward foreign exchange contracts with an aggregate notional value of €52,333, maturing at various dates through March 2023.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90,000 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $104,326 as of October 2, 2021 and is included in the Revolving line of credit line item in the Consolidated Balance Sheets. The gain on the net investment hedge recorded in accumulated other comprehensive income (“AOCI”) as part of the currency translation adjustment was $4,303, net of tax, for the nine months ended October 2, 2021.

9. CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	October 2, 2021	January 2, 2021
Long-term non-revolving debt:
Term loan with PNC Bank	Oct 2025	$192,500	$200,000
Term loan with Intesa Sanpaolo S.p.A	Dec 2021	1,456	6,106
Term loan with Citibank	Nov 2023	325	400
Other long-term debt	Various	136	264
Total long-term non-revolving debt		194,417	206,770
Less: current portion of long-term non-revolving debt		15,368	16,229
Less: unamortized debt issuance costs		515	609
Total long-term non-revolving debt, net		$178,534	$189,932

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	October 2, 2021	January 2, 2021	October 2, 2021	January 2, 2021
Revolving line of credit with PNC Bank	Oct 2025	$276,326	$255,909	$120,658	$144,045
Revolving line of credit with Citibank	Sept 2022	1,021	315	221	1,982
		$277,347	$256,224	$120,879	$146,027

Future maturities of total debt are as follows:

Year:
2021 Remaining	$4,402
2022	15,951
2023	15,085
2024	20,000
2025	416,326
Total	$471,764

Term Loan and Line of Credit with PNC Bank

The Company has a credit agreement that includes a revolving line of credit and term loan credit facility with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The revolving line of credit allows for borrowings up to an aggregate maximum principal amount of $400,000.

The Company has exchanged a portion of the USD denominated borrowings on the line of credit for €90,000 in order to hedge currency exposure in foreign operations. The borrowings have been designated as a net investment hedge, see additional information in Note 8.

The effective interest rate on the credit agreement at October 2, 2021 was 2.09%. Interest expense recognized on the credit agreement during the nine months ended October 2, 2021 and September 26, 2020, totaled $9,631 and $5,863, respectively. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

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

Under the Fixed Asset Facility, the Company may, from time-to-time, borrow amounts on a secured basis up to a total of RMB 50,000. The proceeds of such loans may be used for purchases of certain equipment. Outstanding borrowings under the Fixed Asset Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.50%, to be repaid on a specified schedule. Currently drawn funds have a final payment due date of November 2023.

Under the Working Capital Facility, the Company may, from time-to-time, borrow amounts on an unsecured revolving facility up to a total of RMB 15,000. Proceeds may only be used for expenditures related to production at the Company’s facility located in Kunshan City, China. Outstanding borrowings under the Working Capital Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 0.50%. All outstanding balances will be due in September 2022.

As of the date of this filing, the Company was in compliance with all debt covenants related to the Fixed Asset Facility and Working Capital Facility.

10. INCOME TAXES

The provision for income taxes for the three months ended October 2, 2021 and September 26, 2020 was 25.5% and 20.7% of pretax income, respectively. The provision for income taxes for the nine months ended October 2, 2021 and September 26, 2020 was 22.0% and 16.9% of pretax income, respectively, after adjusting the prior year for the impact of the goodwill impairment charge. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products.

At October 2, 2021, the Company had an unrecognized tax benefit of $10,566 including accrued interest. If recognized, $3,421 of unrecognized tax benefit would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of October 2, 2021 is not considered material to the Company’s consolidated financial statements.

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

11. STOCK-BASED COMPENSATION

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

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) in connection with a long-term incentive plan. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets.

Compensation expense recognized for RSUs totaled $4,168 and $3,158, respectively, for the nine months ended October 2, 2021 and September 26, 2020.

The following table summarizes restricted stock and RSU activity for the nine months ended October 2, 2021:

	Number of	Weighted Average
	Shares / Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at January 2, 2021	239	$38.95
Granted	102	54.79
Vested	(77)	41.36
Forfeited	(19)	45.36
Nonvested balance at October 2, 2021 (1)	245	$44.28

(1) Includes 106,566 nonvested performance-based RSUs.

The Company had $7,131 of total unrecognized compensation cost related to the RSU awards as of October 2, 2021. That cost is expected to be recognized over a weighted average period of 1.8 years.

Stock Options

The following table summarizes stock options the Company has granted to its officers (in thousands, except per share data):

			October 2, 2021
	Options	Option Exercise	Options	Options	Options
Date of Grant	Granted	(Strike) Price	Forfeited	Outstanding	Exercisable
February 28, 2020	18	$39.75	11	5	2
July 1, 2020	5	35.04	—	3	2
January 28, 2021	18	55.30	1	17	—
Total	41		12	25	4

The exercise prices per share are equal to the market price of Helios stock on the respective grant dates. The options vest ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model. At October 2, 2021, the Company had $357 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which U.S. employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom (“UK”), under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. Employees purchased 22,747 shares at a weighted average price of $57.93, and 33,519 shares at a weighted average price of $30.65, under the ESPP and UK plans during the nine months ended October 2, 2021 and September 26, 2020, respectively. The Company recognized $431 and $220 of compensation expense during the nine months ended October 2, 2021 and September 26, 2020, respectively.

Nonemployee Director Fees Plan

The Company’s 2012 Nonemployee Director Fees Plan compensates nonemployee directors for their board service with shares of common stock. Directors were granted 20,375 and 11,775 shares for the nine months ended October 2, 2021 and September 26, 2020, respectively. The Company recognized director stock compensation expense of $1,586 and $480 for the nine months ended October 2, 2021 and September 26, 2020, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 2, 2021	$(5,922)	$(28,418)	$(34,340)
Other comprehensive income (loss) before reclassifications	6,071	(17,944)	(11,873)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(2,353)	—	(2,353)
Tax effect	(853)	3,729	2,876
Net current period other comprehensive income (loss)	2,865	(14,215)	(11,350)
Balance at October 2, 2021	$(3,057)	$(42,633)	$(45,690)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 28, 2019	$(5,372)	$(49,992)	$(55,364)
Other comprehensive (loss) income before reclassifications	(4,781)	9,389	4,608
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,974	—	1,974
Tax effect	1,548	(2,152)	(604)
Net current period other comprehensive (loss) income	(1,259)	7,237	5,978
Balance at September 26, 2020	$(6,631)	$(42,755)	$(49,386)

13. SEGMENT REPORTING

The Company has two reportable segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served and the methods of distribution and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision makers.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the nine months ended October 2, 2021, the unallocated costs totaled $31,103 and included certain corporate costs not deemed to be allocable to either business segment of $630, acquisition and integration-related expenses of $4,630, amortization of the acquisition-related inventory step up to fair value of $558 and amortization of acquisition-related intangible assets of $25,285. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

The following table presents financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales
Hydraulics	$133,404	$98,206	$385,549	$304,113
Electronics	89,837	24,439	265,950	67,309
Total	$223,241	$122,645	$651,499	$371,422
Operating income
Hydraulics	$31,799	$18,942	$92,200	$62,413
Electronics	18,445	4,683	56,324	10,400
Corporate and other	(9,495)	(5,282)	(31,103)	(47,801)
Total	$40,749	$18,343	$117,421	$25,012
Capital expenditures
Hydraulics	$4,187	$1,109	$10,205	$5,426
Electronics	2,562	831	6,849	1,729
Total	$6,749	$1,940	$17,054	$7,155

	October 2, 2021	January 2, 2021
Total assets
Hydraulics	$849,003	$765,155
Electronics	558,614	523,502
Corporate	10,375	8,322
Total	$1,417,992	$1,296,979

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right-of-use assets.

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales
Americas	$109,365	$49,167	$314,469	$155,740
EMEA	55,952	33,628	166,183	102,680
APAC	57,924	39,850	170,847	113,002
Total	$223,241	$122,645	$651,499	$371,422

	October 2, 2021	January 2, 2021
Tangible long-lived assets
Americas	$96,059	$96,752
EMEA	33,970	31,091
APAC	17,541	18,718
Total	$147,570	$146,561

14. RELATED PARTY TRANSACTIONS

The Company purchases from, and sells inventory to, entities partially owned or managed by directors of Helios. For the nine months ended October 2, 2021 and September 26, 2020, inventory sales to the entities totaled $2,516 and $2,572, respectively, and inventory purchases from the entities totaled $3,221 and $2,942, respectively.

At October 2, 2021 and January 2, 2021, amounts due from the entities totaled $492 and $528, respectively, and amounts due to the entities totaled $0 and $421, respectively.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans," "will" and similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this report and those identified in Part I, Item 1A, "Risk Factors" included in our Form 10-K. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Strategic Vision

Our strategic goals are to achieve $1 billion in sales by the end of 2023 through a combination of organic growth and acquisitions, while remaining a technology leader and delivering superior profitability, with adjusted EBITDA margins of approximately 25%. We are augmenting our strategy with value streams that we expect to help us to execute our goals and potentially accelerate the achievement of our strategic vision by reaching the $1 billion revenue target two years ahead of our original plan, which was previously 2025.

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
3.
Diversify our markets and sources of revenue by swarming commercial opportunities that leverage our products and technologies’ value in industries in which we currently do not operate, such as defense and commercial food service, thereby creating greater opportunities for growth while reducing risk and cyclicality; and
4.
Develop our talent, our most critical resource, through a culture of customer-centricity through the embracement of diversity, engagement of the team, focus on shared, deeply rooted values and promotion of a learning organization. We provide training, development, educational and mentoring opportunities to our existing employees as well as seek to attract and retain top talent throughout our global workforce.

Our strategy is underpinned by the execution of acquisitions, which we expect to include bolt-on, flywheel type acquisitions (up to $100 million in enterprise value) and the evaluation of more transformative type acquisitions (enterprise value in excess of $100 million). The objective of our acquisition strategy is to enhance Helios by:

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

In July 2021, we acquired NEM, an innovative hydraulic solutions company providing customized material handling, construction, industrial vehicle and agricultural applications to its global customer base, predominantly in Europe and Asia. NEM enhances our electro-hydraulic product offering, further develops our presence in OEM markets, provides geographic expansion and adds scale to address new markets.

In October 2021, we acquired the assets of Shenzhen Joyonway Electronics & Technology Co., Ltd and its related entities (collectively “Joyonway”). A fast-growing developer of control panels, software, systems and accessories for the health and wellness industry, Joyonway operates in two cities, Shenzhen and Dongguan, which are in the hub of electronics and software development in China.

Global Economic Conditions

COVID-19 Update

Many of our customers and end markets are recovering from the substantial impacts of the pandemic experienced during 2020. Demand in the first nine months of 2021 for our products exceeded our expectations as end market recovery occurred sooner and was stronger than we projected. Demand in the health and wellness and recreational marine markets has been favorably impacted by the pandemic as consumers are investing in leisure products and activities. We face constraints on our ability to source certain electronic and other components, which originated from the high demand for these products caused by the pandemic. While we have been able to mitigate the majority of the impact with our procurement efforts and production schedule adjustments, we are experiencing delays in shipments as well as material and logistics cost increases.

We are not currently experiencing significant disruption to our workforce from the pandemic. In certain locations we are facing pressure from competitive labor markets; however, to date we have been successful at minimizing the impact on our operations. We are closely monitoring the various laws, regulations and executive orders that could impact future periods relating to government-imposed requirements regarding mandatory testing for COVID-19 in the workplace and/or vaccination requirements for employees, including but not limited to the ETS published by OSHA on November 5, 2021. The Company has taken and is in the process of taking necessary steps to comply with applicable requirements. At this time, we do not believe there will be a material impact on our operations due to these requirements.

Our outlook for the remainder of the 2021 fiscal year assumes the global economy continues to recover; however, we cannot at this time predict any future impacts. The Company continues to monitor developments, new strains and variants of COVID-19 and government requirements and recommendations at the national, state and local levels, as well as vaccine mandates, to evaluate whether to reinstate and/or extend certain initiatives it implemented to help contain the spread of COVID-19. Refer to Part I, Item 1A, “Risk Factors” of our Form 10-K for additional COVID-19 related discussion.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products increased approximately 19% during the first nine months of 2021, after decreasing 20% in 2020. In Europe, the CEMA Business Barometer reports that in June 2021, the general business climate index for the European agricultural machinery industry rose to its highest level since 2008. The favorable index peaked in June 2021 and has since continued to decline slightly through October. The report further noted that uncertainty exists related to the ability to realize incoming orders due to extreme price increases and supplier shortages, with many companies expecting a production stoppage due to lack of certain parts. The Committee for European Construction Equipment (“CECE”) business climate index reports that the boom of the European construction equipment sector continues and the index remains at extremely high levels. Consistent with the CEMA Business Barometer, the CECE business climate index reported that the strong demand cannot be fully realized due to supply side bottlenecks.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports sales of semiconductors and other electronics components increased slightly during the second and third quarters of 2021, after decreasing in the first quarter of 2021. The index continues to exceed fourth quarter 2019 levels and surpassed fourth quarter 2020 levels during the second quarter of 2021. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments increased 2.3% in September 2021 compared with the same month last year; compared with August 2021, September shipments grew 18.4%. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments were down 9.9% in September 2021 compared with the same month last year; compared with August 2021, September shipments fell 0.8%. While the IPC reported that demand for both PCB and EMS production is high, shipments remain constrained due to component shortages and other disruptions in the supply chain. However, the report further indicated that the PCB sector saw strong shipment growth in September, which is a hopeful sign that production levels are improving after two months of lower-than-expected deliveries.

2021 Third Quarter Results and Comparison of the Three and Nine Months Ended October 2, 2021 and September 26, 2020

(in millions except per share data)

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change
Net sales	$223.2	$122.6	$100.6	82.1%
Gross profit	$80.9	$46.9	$34.0	72.5%
Gross profit %	36.2%	38.3%
Operating income	$40.7	$18.3	$22.4	122.4%
Operating income %	18.2%	14.9%
Net income	$27.8	$13.0	$14.8	113.8%
Basic and diluted net income per common share	$0.86	$0.40	$0.46	115.0%

	Nine Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change
Net sales	$651.5	$371.4	$280.1	75.4%
Gross profit	$238.5	$143.5	$95.0	66.2%
Gross profit %	36.6%	38.6%
Operating income	$117.4	$25.0	$92.4	369.6%
Operating income %	18.0%	6.7%
Net income	$81.0	$8.7	$72.3	831.0%
Basic and diluted net income per common share	$2.51	$0.27	$2.24	829.6%

Third quarter consolidated net sales increased $100.6 million, 82.1%, compared with the prior-year period. Changes in foreign currency exchange rates favorably impacted sales for the quarter by $1.1 million, 0.5%, with no impact to earnings per share. Pricing changes impacted the 2021 third quarter organic sales by $0.7 million compared with the prior-year period. Acquisitive growth accounted for a large portion of the increase in sales, $63.7 million, over the prior-year period. In addition, we experienced strong organic growth of $36.9 million, 30.1%, compared with the prior-year period, which resulted from improved demand in all regions of both segments as our markets recovered from the significant impacts of the COVID-19 pandemic during the 2020 year.

Consolidated net sales for the year-to-date period increased $280.1 million, 75.4%, compared with the prior-year period. Changes in foreign currency exchange rates favorably impacted sales for the first nine months of 2021 by $13.8 million, 2.1%, and earnings per share by $0.05. The effect of pricing changes impacted organic sales by $0.7 million for the nine months ended October 2, 2021, compared to the prior-year period. Acquisition-related sales for the year-to-date period totaled $180.2 million and we experienced significant organic growth, $99.9 million, 26.9%, compared with the 2020 period. The organic growth is attributable to improved demand in all regions and most end markets as the economy recovered from the COVID-19 pandemic. Year-to-date sales for 2020 were unfavorably impacted by facility closures, customer shut-downs and regulatory restrictions imposed on shipments.

Gross profit trended upward in the third quarter compared with the third quarter of 2020 due to the increased sales volume. Third quarter gross margin declined by 2.1 percentage points compared with the prior-year period, as manufacturing labor efficiencies and improved leverage of our fixed cost base on the higher sales were offset by increases in logistics and raw material costs and the addition of sales from our recently acquired businesses, which have different margin profiles compared to our historical businesses (higher material and production costs with lower selling, engineering and administrative (“SEA”) costs). Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the third quarter by 1.2 percentage points compared to the prior year third quarter driven by increasing raw material costs primarily from supply shortages, higher freight and logistics costs and a change in sales mix. We have passed on certain material and freight cost increases to customers by implementing price increases, some of which will primarily be realized in future quarters.

Gross profit for the first nine months of 2021 increased $95.0 million, 66.2%, compared with the same period of 2020, primarily due to the increased sales volume and a favorable impact from changes in foreign currency exchange rates totaling $4.3 million. Gross margin declined 2.0 percentage points over the prior-year period as manufacturing labor efficiencies and improved leverage of our fixed cost base on the higher sales were offset by material and freight cost increases and the different margin profile of our recently acquired businesses. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the year-to-date period by 3.2 percentage points compared to the prior year-to-date period, primarily a result of raw material price increases driven by supply shortages, higher freight and logistics costs and a change in sales mix.

Operating income as a percentage of sales increased 3.3 percentage points to 18.2% in the third quarter of 2021 compared to 14.9% in the prior-year period, primarily from continued cost management initiatives and improved leverage of our fixed cost base on the higher sales volume. This positive impact was reduced by the gross margin level changes and increases in acquisition-related costs of $2.8 million for intangible amortization, $0.6 million for amortization of inventory step-up to fair value and $0.6 million of professional fees for acquisition and integration-related activities. The prior year third quarter included non-recurring costs totaling $0.6 million related to the separation of a former officer of the Company.

For the first nine months of 2021, operating income as a percentage of sales increased 11.3 percentage points to 18.0%. During the first quarter of 2020, current and expected economic impacts from the COVID-19 pandemic led to a goodwill impairment charge of $31.9 million. Excluding the impairment charge in 2020, operating income as a percentage of sales for the first nine months of 2021 improved 2.7 percentage points, up from 15.3%, as a result of continued cost management initiatives and improved leverage of our fixed cost base on higher sales volume, partially offset by increases in acquisition-related costs including $12.0 million for intangible amortization, $0.6 million for amortization of inventory step-up to fair value and $2.1 million of professional fees for acquisition and integration-related activities. Additionally, the 2020 year-to-date period included $2.4 million for CEO and officer transition costs.

SEGMENT RESULTS

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change
Net sales	$133.4	$98.2	$35.2	35.8%
Gross profit	$50.2	$35.5	$14.7	41.4%
Gross profit %	37.6%	36.1%
Operating income	$31.8	$18.9	$12.9	68.3%
Operating income %	23.8%	19.2%

	Nine Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change
Net sales	$385.5	$304.1	$81.4	26.8%
Gross profit	$146.5	$112.7	$33.8	30.0%
Gross profit %	38.0%	37.1%
Operating income	$92.2	$62.4	$29.8	47.8%
Operating income %	23.9%	20.5%

Third quarter net sales for the Hydraulics segment totaled $133.4 million, an increase of $35.2 million, 35.8%, compared with the prior-year period. Acquisition-related sales accounted for $4.7 million of the increase and sales from our organic businesses improved $30.5 million, 31.1%, over the prior year third quarter. The 2021 third quarter benefited from end market recovery from the pandemic as we experienced improved demand in all regions and many of our end markets including U.S. and European agriculture and construction equipment markets as well as mobile and industrial equipment markets. The segment’s supply chain is experiencing constraints on its ability to source certain components. While the effect on sales has been mitigated by our increased procurement efforts and production schedule adjustments, we estimate that approximately $6.7 million of sales were delayed into future quarters due to the supply shortages. Changes in foreign currency exchange rates favorably impacted sales for the quarter by $1.0 million. Pricing changes had minimal impact on third quarter sales compared with the prior-year quarter.

Year-to-date net sales totaled $385.5 million, an increase of $81.4 million, 26.8%, compared with the first nine months of 2020 primarily due to end market recovery from the pandemic. Changes in foreign currency exchange rates favorably impacted sales for the first nine months of 2021 by $13.5 million.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change
Americas	$45.2	$27.7	$17.5	63.2%
EMEA	44.8	32.1	12.7	39.6%
APAC	43.4	38.4	5.0	13.0%
Total	$133.4	$98.2

	Nine Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change
Americas	$121.2	$99.4	$21.8	21.9%
EMEA	134.7	96.7	38.0	39.3%
APAC	129.6	108.0	21.6	20.0%
Total	$385.5	$304.1

Demand in the Americas region improved during the third quarter of 2021 compared to the prior-year third quarter as sales increased $17.5 million, 63.2%. Increased demand, primarily in the agriculture and construction equipment end markets, and our recent acquisition in the region generated an increase in sales to the EMEA region of $12.7 million, 39.6%, compared with the 2020 third quarter, or 38.0% excluding positive impacts from foreign currency exchange rate fluctuations totaling $0.5 million. Sales to the APAC region grew $5.0 million, 13.0%, compared with the third quarter of 2020, or 11.7% excluding positive impacts from foreign currency exchange rate fluctuations totaling $0.5 million. The APAC growth primarily resulted from increased demand in Korea and China.

Demand in the Americas region improved during the first three quarters of 2021 compared to the prior-year period as sales increased $21.8 million, 21.9%. We experienced significant sales growth in the EMEA region during the 2021 year-to-date period, an increase of $38.0 million, 39.3%, over the prior-year period, or 30.9% excluding positive impacts from foreign currency exchange rate fluctuations totaling $8.1 million. The increase was primarily driven by demand in the European agriculture and construction equipment end markets as well as our recent acquisition in the region. APAC sales improved by $21.6 million, 20.0%, over the prior year-to-date period, or 14.9% after excluding positive impacts from foreign currency exchange rate fluctuations totaling $5.5 million. Demand in China, Korea and Australia were the primary contributors to sales growth in the APAC region.

In the third quarter of 2021, gross profit increased $14.7 million, 41.4%, compared with the same quarter of the prior year due to the higher sales volume. Gross profit margin improved over the third quarter of 2020, increasing 1.5 percentage point to 37.6%. Fixed cost leverage on the higher sales, production labor efficiencies and a favorable sales mix led to the improvement. Increases in freight and logistics costs totaling $0.9 million negatively impacted third quarter gross margin.

During the year-to-date, period gross profit improved by $33.8 million, 30.0%, over the prior-year period due to sales volume and a favorable impact from changes in foreign currency rates of $4.1 million. Gross profit margin for the first nine months of 2021 increased 0.9 percentage points to 38.0% as we benefited from improved leverage of our fixed manufacturing costs on the higher sales volume and improved labor efficiencies, which were offset by increased material and freight costs. Increases in freight and logistics costs, totaling $3.0 million, negatively impacted gross margin for the year-to-date period. Material costs as a percentage of sales increased in the first nine months of 2021 by 2.1 percentage points, compared to the prior-year period, a result of a change in sales mix and the higher freight and material prices.

SEA expenses increased $1.8 million, 10.8%, in the third quarter of 2021 compared with the same period of the prior year. During 2020, we instituted strict cost control measures in light of the COVID-19 pandemic and its expected impacts on the world economies and our operations. While costs related to travel and marketing continue to be low, 2021 SEA costs represent a return to a more normalized level. Personnel costs are increasing as we scale up to support increased demand and expect higher payout of performance-based incentive compensation. Increased leverage of our fixed cost base on higher sales led to SEA as a percent of sales decreasing 3.1 percentage points during the quarter to 13.8% compared to the 2020 third quarter.

Year-to-date SEA expenses increased $4.0 million, 8.0%, in 2021 compared with the prior-year period driven primarily by personnel cost and higher R&D spend. SEA as a percent of sales decreased 2.5 percentage points to 14.1% in 2021 from 16.5% in 2020, a result of improved leverage of fixed costs on the higher sales.

As a result of the impacts to gross profit and SEA noted above, third quarter operating income increased $12.9 million, 68.3%, compared with the third quarter of the prior year, and operating margin improved 4.6 percentage points to 23.8%. Operating income for the year-to-date period increased $29.8 million, 47.8%, with operating margin strengthening 3.4 percentage points to 23.9% compared to the same period of the prior year.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change
Net sales	$89.8	$24.4	$65.4	268.0%
Gross profit	$31.3	$11.4	$19.9	174.6%
Gross profit %	34.9%	46.8%
Operating income	$18.4	$4.7	$13.7	291.5%
Operating income %	20.5%	19.2%

	Nine Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change
Net sales	$266.0	$67.3	$198.7	295.2%
Gross profit	$92.5	$30.8	$61.7	200.3%
Gross profit %	34.8%	45.7%
Operating income	$56.3	$10.4	$45.9	441.3%
Operating income %	21.2%	15.5%

Third quarter net sales for the Electronics segment totaled $89.8 million, an increase of $65.4 million compared with the prior-year period. Acquisition-related sales totaling $59.0 million were contributed by Balboa Water Group. The segment also realized solid organic growth of $6.4 million, 26.2%, compared with the prior year third quarter. During the 2020 year, we experienced significant demand reductions caused by the COVID-19 pandemic as many of our customers shut down operations for a period of time and several of our large OEM customers adjusted the timing of order request dates into later quarters. Pricing changes added $0.7 million of sales to the 2021 third quarter organic sales compared with the prior-year period.

Year-to-date net sales for the Electronics segment totaled $266.0 million, an increase of $198.7 million compared with the prior-year period. Acquisition-related sales totaling $175.5 million were contributed by Balboa Water Group. The segment also realized considerable organic growth in the first nine months of 2021 totaling $23.2 million, 34.5%, compared with the same period of 2020. Price increases on organic sales during the first nine months of 2021 compared with the prior-year period totaled $1.2 million.

Demand in the health and wellness industries has been strengthened by the pandemic as consumers invest in health and leisure products. The same trend is occurring in the U.S. recreational vehicle and recreational marine markets, in which demand continues to remain strong. We have taken swift and successful actions to expand production capacity in an effort to fulfill the high incoming order levels for our products. The segments’ supply chain is experiencing constraints on its ability to source certain electronic and other components. While the effect on sales has been mitigated by our increased procurement efforts and production schedule adjustments, we estimate that approximately $9.8 million of sales were delayed into future quarters due to the supply shortages. Changes in exchange rates had a minimal impact on third quarter and year-to-date sales.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change
Americas	$64.2	$21.4	$42.8	200.0%
EMEA	11.1	1.5	9.6	640.0%
APAC	14.5	1.5	13.0	866.7%
Total	$89.8	$24.4

	Nine Months Ended
	October 2, 2021	September 26, 2020	$ Change	% Change
Americas	$193.3	$56.4	$136.9	242.7%
EMEA	31.5	5.9	25.6	433.9%
APAC	41.2	5.0	36.2	724.0%
Total	$266.0	$67.3

During the third quarter and year-to-date period of 2021, we experienced significant growth in all regions, which was primarily attributable to the acquisition of Balboa Water Group as well as robust organic growth in all regions. Sales to the Americas region during the first three quarters of 2021 accounted for 72.7% of total segment sales, a decrease from 83.8% in the 2020 comparable period, which is due to a variation in the regional footprint of Balboa. Similarly, sales to EMEA and APAC increased to 11.8% and 15.5% of total segment sales for the year-to-date period, respectively.

Third quarter gross profit increased $19.9 million compared with the third quarter of the prior year due to the increased sales volume. Gross profit margin for the same period decreased by 11.9 percentage points, primarily from the addition of sales from Balboa, which have a different margin profile compared to our historical business (higher material and production costs with lower SEA costs). Additionally, the segment experienced an increase in raw material and freight and logistics costs during the quarter due to the high demand, and shortages of materials in the market for electronic and other components used in our products. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the third quarter by 10.5 percentage points compared to the prior year third quarter, a result of the raw material and freight costs increases.

For the first nine months of 2021 gross profit increased $61.7 million compared with the 2020 period. Gross profit margin for the same period decreased 10.9 percentage points driven by our acquisition of Balboa, which has a different margin profile from our historical business and the rising raw material and freight and logistics costs. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the year-to-date period by 8.2 percentage points compared to the prior-year period, a result of the raw material and freight costs increases.

SEA expenses increased by $6.2 million in the third quarter of 2021, compared with the third quarter of 2020, primarily from the addition of Balboa. SEA costs as a percentage of sales decreased to 14.4% in the third quarter of 2021 compared to 27.5% in the prior-year third quarter. SEA expenses increased by $15.8 million in the first nine months of 2021 compared with the same period of 2020. SEA costs as a percentage of sales decreased to 13.6% in the current year-to-date period compared to 30.3% in the prior-year period. The improvement in SEA as a percentage of sales is due to the cost structure of Balboa as well as increased leverage on our fixed costs due to higher sales in our legacy business, partially offset by an increase in personnel costs to support the increase in operations and expected higher payout of performance-based incentive compensation.

As a result of the impacts to gross profit and SEA costs noted above, operating income increased $13.7 million and $45.9 million during the third quarter and year-to-date period of 2021, respectively, compared to the prior-year periods.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the third quarter of 2021, these costs totaled $9.5 million, of which $7.4 million was amortization of acquisition-related intangible assets, $1.5 million was for other acquisition and integration-related costs and $0.6 million was for acquisition-related inventory step up amortization. Year-to-date, corporate and other costs totaled $31.1 million, of which $25.3 million was amortization of acquisition-related intangible assets, $4.6 million was for other acquisition and integration-related costs, $0.6 million was for acquisition-related inventory step up amortization and $0.6 million costs related to the separation of a corporate officer.

Interest Expense, net

Net interest expense increased to $3.8 million in the third quarter of 2021 compared with $2.7 million in the prior-year quarter. The change is attributable to increased borrowings used to fund the acquisitions of Balboa in November 2020 and NEM in July 2021. Average net debt increased to $413.2 million for the third quarter compared with $239.2 million during the third quarter of 2020. Year-to-date net interest expense was up to $13.0 million compared with $8.6 million during the comparable 2020 period. Average net debt for the 2021 year-to-date period totaled $430.4 million compared with $253.1 million in the same period of 2020. The increase is due to borrowings used to fund the acquisitions of Balboa and NEM.

Income Taxes

The provision for income taxes for the third quarter of 2021 was 25.5% of pretax income compared to 20.7% for the prior-year third quarter. The year-to-date provision was 22.0% and 16.9% of pretax income for 2021 and 2020, respectively, after adjusting for the impact of the 2020 goodwill impairment charge. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted into law in response to the COVID-19 pandemic. The Company has evaluated the various income and payroll tax provisions and expects little or no impact to income tax expense. However, the Company is taking advantage of the various payment deferments allowed and employee retention credits afforded by the CARES Act and other similar state and/or foreign liquidity measures. The CARES Act allowed employers to defer the deposit and payment of the employer's share of Social Security taxes. The total amount deferred as of December 31, 2020 is $1.5 million, of which 50% is due by December 31, 2021 and 50% is due by December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. In recent years, we have used borrowings on our credit facilities to fund acquisitions. During the first nine months of 2021, cash provided by operating activities totaled $82.0 million. At the end of the third quarter, we had $47.7 million of available cash and cash equivalents on hand and $120.9 million of available credit on our revolving credit facilities. We also have a $300.0 million accordion feature available on our credit facility, subject to certain pro forma compliance requirements, intended to support potential future acquisitions.

Our principal uses of cash have been paying operating expenses, making capital expenditures, servicing debt, making acquisition-related payments and paying dividends to shareholders.

We believe that cash generated from operations and our borrowing availability under our credit facilities will be sufficient to satisfy our operating expenses. In the event that economic conditions were to severely worsen for a protracted period of time, we would have several options available to ensure liquidity in addition to increased borrowings. Capital expenditures could be postponed since they primarily pertain to long-term improvements in operations, operating expense reductions could be made and finally, the dividend to shareholders could be reduced or suspended.

Cash Flows

The following table summarizes our cash flows for the periods (in millions):

	Nine Months Ended
	October 2, 2021	September 26, 2020	$ Change
Net cash provided by operating activities	$82.0	$77.0	$5.0
Net cash used in investing activities	(68.2)	(9.0)	(59.2)
Net cash provided by (used in) financing activities	4.3	(54.3)	58.6
Effect of exchange rate changes on cash	4.4	(3.4)	7.8
Net increase in cash	$22.5	$10.3	$12.2

Cash on hand increased $22.5 million from $25.3 million at the end of 2020 to $47.7 million as of October 2, 2021. Changes in exchange rates during the nine months ended October 2, 2021 favorably impacted cash and cash equivalents by $4.4 million. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Cash from operations totaled $82.0 million during the first three quarters of 2021, an increase of $5.0 million compared to the prior-year period. Year-to-date cash earnings increased by $55.9 million over the prior-year period; however, changes in net operating assets and liabilities reduced cash by $50.9 million, compared to the prior-year period, as higher working capital levels are required to support our significant increase in operations. Changes in inventory reduced cash by $35.8 million in the first nine months of 2021 compared to an increase in cash of $7.8 million during the first nine months of 2020. Supply shortages, primarily in the Electronics segment, are driving up inventory levels as we are purchasing inventory earlier to avoid shortages and waiting on parts to complete products. Days of inventory on hand decreased to 92 days as of October 2, 2021, compared with 98 days as of September 26, 2020, positively impacted by the addition of Balboa’s operations. Changes in accounts receivable reduced cash by $36.6 million and $4.7 million in the first nine months of 2021 and 2020, respectively. Days sales outstanding increased slightly to 56 days as of October 2, 2021 from 53 days as of September 26, 2020, as our collection patterns remain fairly consistent with the prior period.

Investing activities

Capital expenditures totaled $17.1 million for the first nine months of 2021, an increase of $9.9 million over the prior-year comparable period. Due to the economic conditions and uncertainty of future cash flows during the 2020 period, the Company only funded critical capital expenditure projects. Capital expenditures for 2021 are forecasted to be approximately $25.0 to $27.0 million, primarily for investments in machinery and equipment for capacity expansion projects, improvements to manufacturing technology and maintaining/replacing existing machine capabilities.

Cash used for acquisition-related activities in the first three quarters of 2021 totaled $50.9 million. The cash outflows were primarily used to fund the acquisition of NEM and acquire the net assets of BJN Technologies, LLC.

Financing activities

Cash provided by financing activities totaled $4.3 million during the first nine months of 2021, compared with cash used of $54.3 million in the prior-year period. During the 2021 period, the Company received proceeds from borrowings on its revolving credit facility to fund the acquisition of NEM. Borrowings, net of repayments, on our credit facilities totaled $14.5 million for the first three quarters of 2021 compared to net repayments of $44.7 million during the same period of 2020.

During the third quarter of 2021, we declared a quarterly cash dividend of $0.09 per share payable on October 20, 2021, to shareholders of record as of October 5, 2021. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board of Directors.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any changes made during the first nine months of 2021, are disclosed in Note 2 to the Consolidated, Unaudited Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. There were no material changes during the nine months ended October 2, 2021.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2021, we issued 134,621 shares of Helios common stock in a private placement under Section 4(2) of the Securities Act of 1933. The shares of Helios common stock were issued to the sellers as partial funding of our acquisition of HE-DI S.r.l., an Italian limited liability company and the owner of 100% of the share capital of NEM. The sellers are not entitled to registration rights.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2021, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2021	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)