Form 10-K
period 2022-01-01
HELIOS TECHNOLOGIES, INC.
filed 2022-03-01
CIK 1024795

un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the Nasdaq Stock Market, LLC, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $2,487,155,173.

The Registrant had 32,424,536 shares of common stock, par value $.001, outstanding as of February 18, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be held June 7, 2022, which is expected to be filed with the Securities and Exchange Commission on or about April 27, 2022, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Our Business

Overview and Strategy

Helios Technologies, Inc. (“Helios,” the “Company,” “we,” “us” or “our”), and its wholly owned subsidiaries, is a global leader in highly engineered motion control and electronic controls technology for diverse end markets, including construction, material handling, agriculture, energy, recreational vehicles, marine, health and wellness.

We operate under two business segments: Hydraulics and Electronics. The Hydraulics segment designs and manufactures hydraulic cartridge valves, hydraulic quick release couplings as well as engineers complete hydraulic systems. The Electronics segment designs and manufactures customized electronic controls systems and displays for a variety of end markets including industrial and mobile, recreational and health and wellness.

In November 2016, we set out a vision to achieve $1 billion in sales in 2025 through a combination of organic growth and acquisitions and to deliver operating margins in excess of 20%. In 2021, we augmented our strategy and accelerated our growth plans to achieve the milestone of over $1 billion in sales with top tier adjusted EBITDA margin of approximately 25% in 2023.

We made significant progress in 2021 with our strategy to include evolving how we operate from a holding company structure toward an integrated operating company that better leverages sales, marketing, innovation, customer relationships and operational excellence across all our businesses. We also introduced the Helios Business System, “HBS” (pictured below), which is at the heart of all we do.

Our trusted global brands deliver technology solutions that ensure safety, reliability, connectivity and controls. The outer ring of the HBS is our mission - the four key mission pillars that we believe will deliver growth, diversification and market leading financial performance as we develop into a more sophisticated, globally-oriented, customer-centric and learning-based organization. These are:

1.
Protect the business through customer centricity, and drive cash generation through the launch of new products and leveraging existing products;
2.
Think and act globally to better leverage our assets, accelerate innovation and diversify end markets by driving intra- and inter-company initiatives and by building in the region for the region;
3.
Diversify our markets and sources of revenue to create greater opportunities for growth while reducing risk and cyclicality, which will enable us to swarm commercial opportunities that leverage the value of our products and technologies in new markets such as defense and commercial food service; and
4.
Develop our talent, our most critical resource, through a culture of customer centricity through the embracement of diversity, engagement of the team, focus on shared, deeply rooted values and promotion of a learning organization.

Underpinning our expectation of compounded annual growth of approximately two times our market's growth rates, we have an active pipeline and a history of acquiring companies with niche technologies, as well as strong profitability. Through our acquisition plans, we expect to include bolt-on flywheel type acquisitions (up to $100 million in enterprise value) and the evaluation of more transformative type acquisitions (enterprise value in excess of $100 million). The objective of our acquisition strategy is to enhance Helios by:

•
Growing our current product portfolio or adding new technologies and capabilities that complement our current offerings;
•
Expanding geographic presence;
•
Bringing new customers or markets;
•
Meeting growth and profitability goals; and
•
Leveraging operational synergies and earnings accretion.

To support the execution of our strategy, our financial strategy is oriented around delivering industry leading margins, a strong balance sheet and sufficient financial flexibility to support organic and acquisitive growth while supporting our dividend.

We align our internal key performance indicators with our strategy to ensure our short-term actions will deliver long-term expectations.

Our culture of innovation is at the core of our business. We have approximately 230 engineers in support of product innovation, as well as technical support and customer service. We believe our product innovation will aid organic growth and fill the expected demand resulting from the identified megatrends. All growth initiatives are intended to preserve Helios’ history of superior profitability and financial strength.

Acquisitions

We continue to build the Helios organization through acquisitions and were very active in 2021 following the acquisition on November 6, 2020, of BWG Holding I Corp. (known as “Balboa Water Group” or “Balboa”). Balboa is an innovative market leader of electronic controls for the health and wellness industry with proprietary and patented technology that enables end-to-end electronic control systems for therapy baths and spas. Headquartered in Costa Mesa, California, Balboa’s manufacturing operations are located in Mexico, with additional sales and warehouse operations in Denmark. The Balboa acquisition expanded Helios’ electronic control technology with complementary AC (alternating current) capabilities and enabled further diversification of end markets.

Our 2021 acquisitions included the following:

•
In January 2021, we acquired all of the assets of BJN Technologies, LLC, an innovative engineering solutions provider that was founded in 2014. With the acquisition, we formed the Helios Center of Engineering Excellence, LLC (“Engineering Center” or “Helios Engineering”) to centralize our innovation and technology advancements to better leverage existing talents across the electronics segment initially, and then throughout all of Helios.
•
In July 2021, we completed another flywheel acquisition with NEM S.r.l. (“NEM”), an innovative hydraulic solutions company providing customized material handling, construction, industrial vehicle and agricultural applications to its global customer base, predominantly in Europe and Asia. NEM is ideally located in northern Italy’s Emilia Romagna region, one of the world’s most innovative and technology-friendly areas in the hydraulics industry. NEM enhances the Helios electro-hydraulic product offering, provides geographic expansion and adds scale to address new markets. Importantly, the added technology and applications expertise enables us to grow our original equipment manufacturer ("OEM") business throughout the world by leveraging NEM’s strong brand name in the Cartridge Valve Technology ("CVT") OEM markets in Europe.
•
In October 2021, we completed the acquisition of assets related to the electronic control systems and parts business of Shenzhen Joyonway Electronics & Technology Co., Ltd and its related entities (collectively “Joyonway”). Joyonway is a fast-growing developer of control panels, software, systems and accessories for the health and wellness industry. Joyonway operates from two locations in China, Shenzhen and Dongguan, both of which are in the hub of electronics and software development in China. Joyonway complements the electronic controls platform from our Balboa Water Group acquisition by bringing an innovative portfolio of new solutions, strengthening our supply chain through broader geographic reach, increasing our manufacturing capacity to meet growing global demand, as well as better servicing ‘in the region for the region’.

Business Segments

Our Hydraulics segment includes products sold under the Sun Hydraulics, Faster, Custom Fluidpower and NEM brands. The Electronics segment includes products sold under the Enovation Controls, Murphy, Balboa Water Group and Joyonway brands. Financial information about our business segments is presented in Note 16 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Hydraulics

There are three key technologies within our Hydraulics segment: cartridge valve technology, quick-release hydraulic couplings solutions (“QRC”) and hydraulic system design (“Systems”). Our CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. We pioneered a fundamentally different design platform employing a floating construction that results in a self-alignment characteristic. This design provides better performance and reliability advantages compared with most competitors’ product offerings. Our cartridge valves are offered in five size ranges and include both electrically actuated and hydro-mechanical products. They are designed to be able to operate reliably at higher pressures, making them equally suitable for both industrial and mobile applications.

Hydraulic systems are increasingly taking signals from on-board electronic control systems, making it necessary for hydraulic products to be capable of digital communication. In response to this we have aggressively expanded our CVT offering of electrically actuated cartridge valves. We regularly expand our electro-hydraulic product offering for both the mobile and industrial hydraulics markets and gained significant advancements with the addition of NEM.

QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Quick connection of multiple hydraulic lines can be accomplished through the use of a MultiFaster® or casting solution. Simultaneous connection of several lines is an important feature in many applications and allows for dramatic reduction of connection time, even when the system is under pressure. We design, engineer and distribute hydraulic coupling solutions primarily in the agriculture, construction equipment and industrial markets. In 2021, our QRC subsidiary, Faster S.r.l, was selected as a recipient of the John Deere Supplier Innovation Award for 2020 for its multi-connection couplings with integrated valve system. The award was presented to a select group of Suppliers who demonstrated innovation in a product or service they provide to John Deere. Award selections are based on four factors: creativity, feasibility, collaboration and bottom-line impact. In synergy with our Sun Hydraulics LLC business, our engineering teams have combined the advantages and features of MultiFaster® and Sun electro-hydraulic cartridge valves into an integrated manifold, reducing complexity and increasing reliability of the hydraulic circuit as a result.

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
•
allow for ease of maintenance; and
•
reduce energy costs.

Electronics

We are an international leader in custom-tailored solutions for many industrial and commercial applications, including engines, engine-driven equipment and specialty vehicles with a broad range of rugged and reliable instruments such as displays, controls and instrumentation products through our Enovation Controls, Zero Off, Murphy and HCT brands. With the Balboa and Joyonway brands, we are also an industry leader in the health and wellness market providing globally comprehensive, electronic control systems with proprietary and patented technology for therapy bath and traditional and swim spas from a single source.

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

Our focus is on creating customized systems that solve complex problems for niche mid-market volume customers. This allows us to target customers or industries that see value in this level of integration, and as a result, our customer list contains a wide variety of OEM applications. Product categories include traditional mechanical and electronic gauge instrumentation, plug and go CAN-based instruments, robust environmentally sealed controllers, hydraulic controllers, pumps and water flow systems, engineered panels, process monitoring instrumentation, printed circuit board assembly and wiring harness design. Our technologies can be used in both mobile or DC power applications, as well as fixed or AC power applications.

We offer our customers the ability to customize software on their products from the graphics for our PowerView® line of LCD displays. Our displays offer easy-to-read, bonded LCD graphical interfaces with the industry's best viewability even in direct sunlight or harsh weather conditions. Our controllers are built with the ability to withstand a wide ambient temperature range. User friendly software configuration tools allow engineers and non-engineers alike to create customized systems that solve complex problems on their equipment making the user experience more seamless.

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

Globally, electronics products are sold primarily direct to OEM customers, with about 17% sold through independent, authorized channel partners in 2021. We continue to implement a strategic initiative to further diversify our channels to market, our geographic reach and end markets served. In addition to acquisitions such as Balboa and Joyonway, this effort includes the development of distribution partners globally. These efforts assist in our ability to diversify our global customer base, allowing us to grow more quickly, diversify the end-markets we serve and expand our customer base.

Engineering

In early 2021, we established the Helios Center of Engineering Excellence ("HCEE") to serve both our segments. Helios Engineering will play an important role in protecting the business, market diversification, globalization of product and developing talent. Importantly, Helios Engineering will advance ongoing joint product development efforts to address the megatrend of the electrification of machines.

Engineering teams work cross-functionally between the segments where engineers in the Electronics segment bring expertise to enable electrification of products and systems within the Hydraulics segment. While the core value of our products has been critical to our companies’ historical success and will remain important in the future, we see significant opportunities in bringing together the technology of hydraulics and electronics to create new products to better serve future market trends.

Manufacturing

Strategy

As part of our pivot to an integrated operating company, we are developing shared operations strategies across the companies in our Electronics and Hydraulics segments to leverage the breadth of this global footprint and depth of our manufacturing capabilities. In support of our mission to “Think and Act Globally”, we are actively driving “in the region, for the region” manufacturing. These initiatives are better aligning supply chain and manufacturing value streams with customers geographically to shorten lead times, reduce inventory, optimize cost and mitigate the risks of global supply. Established manufacturing centers provide scale in North America, and centers in both Asia and Europe are expanding to meet growing global demand. Manufacturing locations in the US, Italy, Mexico, UK, China and India provide a range of manufacturing options.

Hydraulics

Our Hydraulics operations footprint leverages manufacturing centers in North America, Europe and Asia. Established supplier relationships and manufacturing capabilities in precision machining, finishing, heat treatment, process automation and test allow us to deliver best in class quality and market leading hydraulic control solutions.

We are continually driving improvements in operational performance. Projects leverage Lean Six Sigma best practices and automation to continually improve the safety, quality and productivity of our operating processes. Factory and supplier management is grounded in a people first approach that leverages the talents of our diverse global operations team. All global sites (across segments) operate to high standards of environmental stewardship and social responsibility and are advancing projects to reduce the global impact of our operating activities.

Electronics

We offer a wide range of advanced electronics manufacturing capabilities that deliver integrated electronic control solutions to our diverse end markets. Manufacturing value streams incorporate high speed surface mount technology ("SMT") production lines with 3D solder paste inspection, 3D automated optical inspection and x-ray inspection to ensure quality and process control. Multipoint functional testing is conducted to ensure quality control of assembled products. Products are serialized and test data is captured against serial numbers and stored in a manufacturing execution system (“MES”) database for product traceability.

Our culture of continuous improvement and people first approach spans both segments. Structured programs ensure our supply chains comply with Conflict Minerals standards, and we are moving our electronics manufacturing to lead free processes to further drive social responsibility and environmental stewardship.

Sales and Marketing

In 2021, no single customer made up more than 5% of consolidated net sales across the company.

Strategy

One of the key drivers of future growth for both the Electronics and Hydraulics segments is our system sale approach to specific key OEM’s who utilize both electronics and hydraulics. While always protecting our existing business, we will approach strategic partners with the ability to have Helios provide a “system solution” comprising of components from our four primary world class brands to simplify supply chains and make doing business with Helios easier.

Our four primary brands are comprised of over 125 direct sales and application specialist serving our customers' needs. We will continue to use this long successful approach while augmenting system sales with our key growth targets.

We have started to promote the Helios brand while remaining focused on our well-established business unit brands. Trade show booths in the future will be shared space under a common Helios brand featuring “system solutions,” without losing the identity of Enovation Controls, Sun Hydraulics, Faster and Balboa Water Group.

Hydraulics

In 2021, 59% of Helios’s sales were derived from the Hydraulics segment. Our 2021 Hydraulics segment sales were distributed fairly evenly among our three major geographic regions with 32% to the Americas, 35% to Europe, the Middle East and Africa ("EMEA") and 33% to Asia Pacific ("APAC").

We market and sell hydraulic products through value-add distributors and directly to OEMs. Our global channel partner network includes representation in many industrialized markets, and approximately 57% of segment sales are attributed to our channel partners who generally combine our products with other hydraulic components to design a complete hydraulic system. Sales direct to OEMs for integration in their machines make up the remaining 43%. We rely heavily on our distribution network in the U.S. with 77% of segment sales in this region going through channel partners. In EMEA and APAC, sales are split more evenly between OEMs and distributors. Technical support is provided by local sales and application experts based at each of our global operations.

We provide end users with technical information through the websites of our operating companies and catalogs in multiple languages, including all information necessary to specify and obtain our products. We believe this approach helps stimulate demand for our products.

Electronics

Electronic products are sold globally to OEM customers, distributors and system integrators. OEM sales constituted 83% of total Electronics segment sales in 2021. Building strong, lasting partnerships with OEMs is a priority. We rely on direct customer contacts to stimulate demand for our products. We work closely with our OEM customers to design and deliver innovative reliable products for specific applications. Our hardware and software products are designed and modified with the customer utilizing our extensive application knowledge to create unique system level products that cannot be easily replaced by simply switching out components. Twenty-four-hour customer service support and an in-house technical service department is available before, during and after the initial sale to create sustainable partnerships with our customers. Current OEM customers continue to specify our products in new projects based on the high level of engagement, quality products and delivery performance.

Our OEM sales team collaborates with large OEMs, whereas the Distributor sales team works with an expanding number of distributors of varying sizes. Over the last few years, we restructured our sales teams to create a heavier dedicated focus on distributor sales for that team. Overall, approximately 17% of 2021 segment sales were derived from independent, authorized distributor channel partners.

Geographically, our 2021 Electronics segment sales represented 73% to the Americas, 12% to EMEA and 15% to APAC. There is a well-defined initiative to grow sales in EMEA and APAC as part of our growth strategy. Additionally, synergies identified at the time of acquisition utilize customer relationships from the Hydraulics segment to create pull through of electronic products, and joint product development has created additional sales opportunities for both segments.

Competition

Hydraulics

Competitors in the hydraulics market are broken down into three categories: full-line hydraulics system producers, component-only producers of CVT or QRC products and low-cost producers. Most competitors market globally. Full-line producers, such as Parker Hannifin and Danfoss, can provide complete hydraulic systems to their customers, including components functionally like those manufactured in our Hydraulics segment. Similar to Helios, component-only producers are entities that offer only CVT or QRC products, while additional parts of the hydraulics system are obtained from other manufacturers. These include HydraForce, Inc., Delta Power Company, Stucchi, SpA. and CEJN. Low-cost producers, such as Winner and Valvole Italia, are competitors who have emerged in low-cost production areas such as APAC and Europe. These competitors will typically attempt to copy our products and like products designed by competitors. Low-cost producers generally have a limited product range compared with full line or cartridge valve and quick release coupling only producers, which restricts their ability to be competitive.

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

Balboa Water Group, including Joyonway, is the largest supplier of integrated end-to-end solutions for the therapy and wellness spa and bath market and is the only supplier capable of providing the full spectrum of components, from controls and displays to pumps and jets. By providing integrated architecture of hardware and software that is customized to match specific OEM products, Balboa creates a value proposition making it difficult to easily switch suppliers.

Our overall position in our key markets is defensible due to high barriers to switching suppliers, such as up-front engineering and programming costs and positive perceptions among core customers on key selection criteria, including quality and service.

Human Capital

We believe our employees are fundamental to our success. We are focused on attracting and retaining strong talent and furthering the development of our workforce through programs that not only enhance technical abilities but also strengthen leadership, communication and collaboration skills that contribute to our high performing, team-oriented culture. Helios is committed to attracting and developing a diverse workforce. Our shared values of accountability, integrity, inclusion, innovation and leadership foster an inclusive and welcoming environment for our colleagues and their ideas.

At the end of our 2021 fiscal year we employed over 2,350 colleagues worldwide. Approximately 49% of our employees are located in the Americas region, 29% in the EMEA region and 22% in APAC. In addition, we have a committed service agreement with a third party that supports nearly 1,150 jobs in Mexico and serves as an integral part of our supply chain. We also hire consultants, independent contractors and temporary workers as needed to augment our workforce.

Employees are guided by our Shared Values and Code of Business Conduct and Ethics. The Company and its employees believe that respecting others means recognizing the dignity of every person and embracing diversity around the globe. Helios is committed to maintaining a workplace free from discrimination and harassment and encourages diversity in its hiring and employment practices. Our leadership and employees strive to “do the right thing by living with integrity,” which includes caring for communities around the world and the people they employ.

Through leader collaboration, we guide our people strategy through employee advocacy that grows talent, amplifies the employee experience and leverages technology to attract, retain and develop the workforce of the future. In 2021, we developed and launched a Career Development Program, which targets recent graduates, providing them with bona fide job rotations aimed at building future leaders throughout critical business disciplines. We renewed our Leadership Development programs and continue to provide structured stretch assignments/projects as we continuously improve in our core value of “Develop Talent.”

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

We have approximately 490 employees in Italy who are represented by a union. We have constructive and productive dialog on a regular basis with union leaders. To the best of our knowledge, there is no labor dispute, strike, controversy, slowdown, work stoppage or lockout pending or threatened against or affecting the Company, nor is there any basis for any of the foregoing.

Patents and Trademarks

In addition to trade secrets, unpatented know-how and other intellectual property rights, we own approximately 305 active patents and trademarks relating to certain of our products and businesses. We believe that the growth of our business is dependent upon the quality and functional performance of our products and our relationship with the marketplace, rather than on any single patent, trademark, copyright or other item of intellectual property or group of patents, trademarks or copyrights. However, our patents are important in the defense of our intellectual property from competitors who exploit product development that is not otherwise legally protected by its creator.

Governmental Regulations

We are subject to a variety of federal, state and local laws and regulations, including in foreign jurisdictions, relating to our business practices, labor and employment, construction, land use and taxation, among others. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Compliance with government regulations, including environmental regulations, has not had, and based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on our capital expenditures, earnings or competitive position. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements upon our company, which could negatively impact our operating results. See Item 1A - Risk Factors.

Anti-Corruption and Anti-Bribery Laws and Regulations

We are subject to the U.S. Foreign Corrupt Practices Act ("FCPA") and anti-corruption laws, and similar laws in foreign countries, such as the UK Anti-Bribery Act of 2010. Any violation of these laws by us or our agents or distributors could create substantial liability for us, subject our officers and directors to personal liability, and cause a loss of reputation in the market. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigating and protecting against corruption risks could be quite costly.

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

Occupational Health and Safety Regulations

The Company's operations are subject to extensive and stringent governmental regulations including regulations related to the Occupational Safety and Health Act ("OSHA") and similar safety and health regulations promulgated in other countries. The Company's employees in its manufacturing facilities operate complicated machinery that may cause substantial injury or death upon malfunction or improper operation. The Company's manufacturing locations are subject to the workplace safety rules and regulations of OSHA and local safety and health laws. The Company believes that it is in compliance with the requirements of these laws. However, in the event that the Company is unable to comply with OSHA or other environmental requirements, the Company could be subject to substantial sanctions, including restrictions on its business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon the Company's business.

Sustainability

Corporate responsibility and sustainability are reflected in the Company’s business strategy. The board of directors recently reviewed the Company’s historical commitment to principles of corporate and social responsibility. The Company is committed to reducing emissions, recycling and minimizing its environmental footprint and has implemented several strategies to achieve these goals. The Company is also fully committed to the safety of its employees and the safety of those who use its products. Additionally, the Company actively seeks to support diversity initiatives in its hiring and employment practices. The Board and its committees will continue to assist the Company in its oversight of corporate social responsibilities, significant public policy issues, health and safety and climate-change related trends.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other materials which are filed with or furnished to the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through the Helios website under the heading “Investors” and “SEC Filings” as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

The Company’s executive offices are located at 7456 16th St E, Sarasota, Florida 34243, and our telephone number is (941) 362-1200. Our websites include www.heliostechnologies.com, www.sunhydraulics.com, www.nem-hydraulics.com, www.custom.com.au, www.fastercouplings.com, www.enovationcontrols.com, www.balboawatergroup.com and www.joyonway.com.

ITEM 1A. RISK FACTORS

FACTORS INFLUENCING FUTURE RESULTS - FORWARD-LOOKING STATEMENTS This Annual Report contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, projections, our beliefs and assumptions made by us, including (i) our strategies regarding growth, including our intention to develop new products and undertake acquisitions; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations; (iv) our ability to continue to control costs and to meet our liquidity and other financing needs; (v) the declaration and payment of dividends; and (vi) our ability to respond to changes in customer demand domestically and internationally, including as a result of standardization. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives or goals also are forward-looking statements. These statements are not guaranteeing future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) supply chain disruption and the potential inability to procure goods; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) inflation (including hyperinflation) or recession; (iv) changes in the competitive marketplace that could affect our revenue and/or cost basis, such as increased competition, lack of qualified engineering, marketing, management or other personnel and increased labor and raw materials costs; (v) risks related to heath epidemics, pandemics and similar outbreaks, including, without limitation, the ongoing COVID-19 pandemic and any variants, which may have material adverse effects on our business, financial position, results of operations and cash flows; (vi) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; and (vii) the following risk factors:

Risks Relating to Our Business: Global Regulatory and Economic Conditions

General global economic trends and industry trends may affect our sales. The capital goods industry in general, and our businesses, are subject to economic cycles that directly affect customer orders, lead times and sales volume. Economic downturns generally have a material adverse effect on our business and results of operations. Cyclical economic expansions provide a context where demand for capital goods is stimulated, creating higher incoming order rates for the products we produce. Higher demand can lead to part shortages, which drive costs up. If demand gets too strong, lead times can be extended, which may cause some customers to cancel orders. In the Electronics segment, our business is dependent on the general economy and widespread adoption of advanced digital control solutions that integrate technologies such as high-resolution displays, configurable software GPS navigation, vehicle management systems, engine safety diagnostics and engine energy efficiency. If one or more of these expected industry trends fail to occur, or occurs at a slower rate than expected, our sales growth will be negatively impacted, and our business will be adversely affected. In the future, continued weakening or improvement in the economy will directly affect orders and influence results of operations.

Our business could be harmed by adverse global and regional economic and political conditions, including inflation, changes in the cost or availability of energy, transportation and other necessary supplies and services, as well as the impact of tariffs. We are currently experiencing inflationary pressures on our operating costs. Among other things, competition for labor is becoming more acute and we expect our labor costs to increase as a result. In addition, we have experienced increased costs for supplies, and rising fuel costs have resulted in increased costs for the transportation of our products. If we generally are not able to sufficiently increase our pricing to offset these increased costs or if increased costs and prolonged inflation continue, it could materially and adversely affect our business, operating results and profitability.

In addition, our success is dependent, in part, on our continued ability to reduce our exposure to or mitigate the impact of increases in the cost of raw materials, finished goods, energy, transportation and other necessary supplies and services through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts, sales price adjustments and certain derivative instruments, while maintaining and improving margins and market share. Also, we rely on third-party manufacturers as a source for some of our products. These manufacturers are also subject to price volatility and labor cost and other inflationary pressures, which may, in turn, result in an increase in the amount we pay for sourced products. During periods of rising prices of raw materials, there can be no assurance that we will be able to pass any portion of such increases on to customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations and financial condition.

Pricing and availability of finished goods, raw materials, energy, transportation and other necessary supplies and services for use in our businesses can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, natural disasters, labor costs, production levels, competition, consumer demand, import duties and tariffs, currency exchange rates, international treaties and changes in laws, regulations and related interpretations.

Specifically, our operations and transactions depend upon favorable trade relations between the U.S. and those foreign countries in which our customers and suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business or sell products, such as a change in the current tariff structures, export compliance laws, government subsidies or other trade policies, may adversely affect our ability to economically source materials, sell our products, or do business in foreign markets. Trade restrictions, including withdrawal from or modification of existing trade agreements, negotiation of new trade agreements and imposition of new (and retaliatory) tariffs against certain countries or covering certain products, including developments in U.S.-China trade relations, could limit our ability to capitalize on current and future growth opportunities in international markets and impair our ability to expand the business. These trade restrictions, and changes in, or uncertainty surrounding, global trade policies may affect our competitive position. Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and the foregoing factors may cause a reduction in our sales, profitability or cash flows or cause an increase in our liabilities.

Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act and UK Anti-Bribery Act or other applicable anti-corruption legislation, could result in fines, criminal penalties and an adverse effect on our business. We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including anti-corruption laws, due to our global operations. In particular, the U.S. Foreign Corrupt Practices Act, the UK Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies, their agents, consultants and other business partners from making improper payments to government officials or other persons (i.e., commercial bribery) for the purpose of obtaining or retaining business or other improper advantage. The laws also impose recordkeeping and internal control provisions on companies such as ours. We operate and/or conduct business, and any acquisition target may operate and/or conduct business, in some parts of the world, such as China, India and Russia, that are recognized as having governmental and commercial corruption. In such countries, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot provide assurance that our or any acquisition target’s internal control policies and procedures have protected us, or will protect us, from unlawful conduct of our employees, agents, consultants and other business partners. In the event that we believe or have reason to believe that violations of anti-corruption laws may have occurred, we may be required to investigate and/or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violation may result in substantial civil and/or criminal fines, disgorgement of profits, sanctions and penalties, debarment from future work with governments, curtailment of operations in certain jurisdictions and imprisonment of the individuals involved. As a result, any such violations may materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of these impacts could have a material, adverse effect on our business, results of operations or financial condition.

Our business is subject to a variety of governmental regulations that may restrict our business and may result in costs and penalties. We are subject to a variety of federal, state and local laws and regulations relating to foreign business practices, labor and employment, construction, land use and taxation, among others. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties and the imposition of corrective requirements. From time to time, as part of the regular overall evaluation of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities. In addition, any failure to comply with regulations related to the government procurement process at the federal, state or local level, or restrictions on political activities and lobbying, may result in administrative or financial penalties. These penalties may include being barred from providing services to governmental entities, which could have a material adverse effect on our results of operations.

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

Risks Relating to Our Business: Environmental, Health & Safety

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows. We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. We may be unable to perform fully on our contracts, and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.

It is possible that the continued spread of COVID-19 could also cause further disruption in our supply chain; cause delay, or limit the ability of customers to perform, including in making timely payments to us; impact investment performance; and cause other unpredictable events. The duration and sustainability of any improvements in COVID-19 conditions will be uncertain and continuing adverse impacts and/or the degree of improvement may vary dramatically by geography and by business. As a result, the actions we take in response to any improvements in conditions may also vary widely by geography and by business and will likely be made with incomplete information, and may prove to be premature, incorrect or insufficient and could have a material, adverse impact on our business and results of operations.

We continue to work with our stakeholders (including customers, employees, suppliers and local communities) to responsibly address this global pandemic. We continue to monitor the situation to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.

As a result of current economic conditions and expected future impacts from the COVID-19 pandemic, the carrying value of goodwill with respect to certain of our assets was impaired, resulting in impairment charges that negatively impacted our results of operations. We may be required to record additional impairment charges in the future if the COVID-19 pandemic continues. We cannot predict the amount and timing of any such additional charges that could adversely impact our results of operations.

As Helios has been able to manage through the current COVID-19 pandemic, we cannot at this time predict the impact of any variants and the effect to our workforce and potential material adverse effect on our business, financial position, results of operations and/or cash flows.

Our operations are subject to environmental, health and safety laws and regulations, and we may face significant costs or liabilities associated with environmental, health and safety matters. We are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations concerning, among other things: the discharge of pollutants into the soil, air and water; the generation, storage, handling, use, release, disposal and transportation of hazardous materials and wastes; environmental cleanup; and the health and safety of our employees. Environmental, health and safety laws and regulations continue to evolve, and we may become subject to increasingly stringent environmental standards in the future, particularly related to air quality and water quality, which could require us to make changes to our operations or incur significant costs relating to compliance. We are also required to obtain and maintain environmental, health and safety permits and approvals for our facilities and operations. In addition, the potential impacts of climate change on our operations are highly uncertain. Although the financial impact of these potential changes is not reasonably estimable at this time, our operations in certain locations and those of our customers and suppliers could potentially be adversely affected, which could adversely affect our sales, profitability and cash flows. Our failure to comply with such laws, regulations, permits and approvals could subject us to increased employee healthcare and workers’ compensation costs, liabilities, fines and other penalties or compliance costs, and could have a material adverse effect on our business, financial condition and results of operations.

Climate change and increased focus by governmental and non-governmental organizations and customers on sustainability issues, including those related to climate change, may adversely affect our business and financial results. Scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, wildfires and other climatic events. Increased frequency of extreme weather could cause increased incidence of disruption to the production and distribution of our products at these locations. Increasing natural disasters in connection with climate change could also be a direct threat to our third-party vendors, service providers or other stakeholders, including disruptions on supply chains or information technology or other necessary services for our Helios.

Federal, state, and local governments, as well as some of our customers, are beginning to respond to climate change issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in our supply chain, could adversely affect our operations and financial results.

More specifically, legislative, or regulatory actions related to climate change could adversely impact Helios by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs. In addition, revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on our business, financial condition and results of operations.

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

We may fail to successfully acquire or integrate companies that provide complementary products or technologies. A key component of our growth strategy and financial goals depends upon our ability to successfully identify and integrate acquisition targets that complement our existing products and services. Such a strategy involves the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates, as well as integrating the operations of acquired companies. In addition, any acquisitions of businesses with foreign operations or sales may increase our exposure to risks inherent in doing business outside the U.S. From time to time, we may have acquisition discussions with potential target companies both domestically and internationally. Future acquisitions may or may not occur and, if an acquisition does occur, it may not be successful in enhancing our business for one or more of the following reasons:

•
Any business acquired may not be integrated successfully and may not prove profitable;
•
The price we pay for any business acquired may overstate the value of that business or otherwise be too high;
•
Liabilities we take on through the acquisition may prove to be higher than we expected;

•
There may be impairment of relationships with employees and customers of the business acquired, as a result of the change in ownership;
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

We also may incur significant costs such as transaction fees, professional service fees and other costs related to future acquisitions, as well as integration-related costs following the completion of any such acquisitions. Although we expect that the realization of efficiencies related to the integration of any acquired businesses will offset the incremental transaction and acquisition-related costs over time, this net financial benefit may not be achieved in the near term, or at all.

We are subject to intense competition. Our products in both the Hydraulics and Electronics segments currently, and will continue to, face significant competition, both from other companies and from incumbent technologies. In the case of our Hydraulics segment, some of our competitors are full-line hydraulic system producers and others are niche suppliers like us. In the case of our Electronics segment, our competitors include companies that have substantially longer operating histories, larger customer bases, name recognition and financial and marketing resources than we do. Our competitors also include companies that have emerged in low cost production areas such as Asia and Eastern Europe with look-alike products. We believe that we contend with our competitors based upon quality, reliability, price, value, speed of delivery and technological characteristics. However, we cannot provide assurance that we will continue to be able to compete effectively with these companies.

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

We also sell products into competitive markets. Within our primary markets, we compete with a range of companies that offer certain individual components of our full system solutions. Particularly within our Electronics segment, the components of our overall systems most commonly include displays, panels, sensors, valves and other end-devices. If our customers fail to accept our full system products or seek to internally develop alternatives to our full system products using component parts sourced from our competitors, or if we are otherwise unable to develop or maintain strong relationships with our customers, our business, financial condition and results of operations would be materially and adversely affected.

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

In addition, supply shortages for a particular type of material can delay production or cause increases in the cost of manufacturing our products. The ongoing COVID-19 pandemic has resulted in disruption to the operations of certain suppliers around the globe and the related transportation of their goods to the United States. We have been able to make alternative delivery arrangements when possible, at increased cost. If these disruptions were to be prolonged or expanded in scope, there could be resulting supply shortages that could further impact our ability to manufacture and to deliver our products to our customers. Accordingly, such supply shortages and delivery limitations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to continue our technological innovation and successful introduction of new commercial products in an efficient, cost-effective manner, our business will be adversely affected. Our business involves a significant level of product development activities, generally in connection with our customers’ development activities. Industry standards, customer expectations or other products may emerge that could render one or more of our products or services less desirable or obsolete. Maintaining our market position requires continued investment in research and development ("R&D"), particularly in the Electronics segment, which experiences ongoing technological change and product improvement. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in our markets, as well as our ability to acquire new product technologies or to fund and successfully develop, manufacture and market products in this constantly changing environment. During an economic downturn or a subsequent recovery, we may need to maintain our investment in R&D, which may limit our ability to reduce these expenses in proportion to a sales shortfall. In addition, increased investments in R&D may divert resources from other potential investments in our business, such as acquisitions or investments in our facilities, processes and operations. If these activities are not as successful as currently anticipated, are not completed on a timely basis or are more costly than currently anticipated, or if we are not able to produce newly developed products at a cost that meets the anticipated product cost structure, then our future sales, margins and/or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, if we fail to keep pace with evolving technological innovations in the markets we serve, our business will be adversely affected.

We are subject to fluctuations in the prices of parts and raw materials and dependent on our suppliers of these parts. We are dependent upon suppliers for parts and raw materials used in the manufacture of components that we sell to our customers, and some of our raw material costs are subject to commodity market price fluctuations. We may experience an increase in costs for parts or raw materials that we source from our suppliers, or we may experience a shortage of parts or raw materials for various reasons, such as the loss of a significant supplier, high overall demand creating shortages in parts and supplies we use, financial distress, work stoppages, natural disasters, fluctuations in commodity prices or production difficulties that may affect one or more of our suppliers. In particular, current or future global economic uncertainty may affect our key suppliers in terms of their operating cash flow and access to financing. This may, in turn, affect their ability to perform their obligations to us. In addition, quality and sourcing issues that our suppliers may experience can also adversely affect the quality and effectiveness of our products and services and may result in liability or reputational harm to us. Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained. A significant increase in our supply costs, including for raw materials that are subject to commodity price fluctuations, or a protracted interruption of supplies for any reason, could result in the delay of one or more of our customer contracts or could damage our reputation and relationships with our customers. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
•
enhance and expand the range of products we offer; and
•
respond to potential strategic opportunities, such as investments, acquisitions and international expansion.

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

Our existing indebtedness could adversely affect our business and growth prospects. As of January 1, 2022, we had total indebtedness of approximately $446 million. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

Risks Relating to Our Business: Intellectual Property

The inability to protect our intellectual property could reduce or eliminate any competitive advantage and reduce our sales and profitability, and the cost of protecting our intellectual property may be significant. We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending patent and trademark applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. An inability to obtain registrations in the U.S. or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property rights may require expensive investment in protracted litigation and substantial management time, and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. In the Electronics segment, the patents in our portfolio are scheduled to expire at various dates through 2038. In the Hydraulics segment, the patents in our portfolio are schedule to expire at various dates through 2041.

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

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed. We maintain trade secrets, confidential and proprietary information in the course and scope of our business. In the Electronics segment particularly, we rely significantly on trade secrets such as unpatented software algorithms, know-how, technology and other proprietary information to maintain our competitive position. We seek to protect software algorithms through encryption mechanisms in the distribution of our binary files used in programming our engine control products. However, we cannot guarantee that these encryption techniques can protect all or any portion of these binary files. In practice, we seek to protect our trade secrets by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. The agreements obligate them to assign to us any inventions developed in the course of their work for us. However, we cannot guarantee that we have executed these agreements with each party that may have or has had access to our trade secrets or that the agreements we have executed will provide adequate protection. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. As a result, we may be forced to bring claims against third parties, or defend claims that they bring against us, to determine ownership of what we regard as our intellectual property. Monitoring unauthorized disclosure is difficult and we do not know whether the procedures we have followed to prevent such disclosure are, or will be, adequate. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. may be less willing or unwilling to protect trade secrets. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor, our competitive position would be harmed, which could have an adverse effect on our business and financial condition.

Our use of open source software may expose us to additional risks. We use open source software in our business, including in some of our products. While we try to monitor all use of open source software in our business to ensure that no open source software is used in such a way as to require us to disclose the source code to critical or fundamental elements of our software or technology, we cannot be certain that such use may not have inadvertently occurred in deploying our solutions. Furthermore, the terms of many open source licenses have not been interpreted by U.S. courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. The risks associated with usage of open source software cannot be eliminated and could potentially have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Business: Other

We are dependent upon key individuals and skilled personnel. Our success depends, to some extent, upon several key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Future operating results depend to a significant degree upon the continued contribution of key management, technical personnel and the skilled labor force. As the Company continues to expand internationally, additional management and other key personnel will be needed. Competition for management and engineering personnel is intense, and other employers may have greater financial and other resources to attract and retain these employees. We conduct a substantial part of our operations in Sarasota, Florida; Tulsa, Oklahoma; Rivolta D’adda, Italy; various locations across Australia; Costa Mesa, California, China, India and through a third party supplier in Baja, Mexico. Our continued success is dependent on our ability to attract and retain a skilled labor force at these locations. There are no assurances that we will continue to be successful in attracting and retaining the personnel required to develop, manufacture and market our products and expand our operations.

We are subject to risks relating to international sales. International sales represent a significant proportion of our consolidated sales. Approximately 57% and 62% of our net sales were outside of the U.S. during 2021 and 2020, respectively. We will continue to expand the scope of operations outside the U.S., both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of net sales in future periods.

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
•
restrictions on our ability to own or operate subsidiaries, repatriate dividends or earnings from our foreign subsidiaries, or to make investments or acquire new businesses in these jurisdictions; and/or
•
the burden of complying with multiple and potentially conflicting laws.

Our international operations and sales also expose us to different local political, regulatory and business risks and challenges. For example, we are faced with potential difficulties in staffing and managing local operations, and we have to design local solutions to manage credit and legal risks of local customers and channel partners, which may not be effective. In addition, because some of our international sales are to suppliers that perform work for foreign governments, we are subject to the political and legal risks associated with foreign government projects. For example, certain foreign governments may require suppliers for a project to obtain products solely from local manufacturers or may prohibit the use of products manufactured in certain countries.

International growth and expansion into markets such as Europe, Asia and Latin America may cause us difficulty due to greater regulatory barriers than in the U.S., the necessity of adapting to new regulatory systems, problems related to entering new markets with different economic, social and political systems and conditions and significant competition from the primary participants in these markets, some of which may have substantially greater resources and political influence than we do. For example, unstable political conditions or civil unrest could negatively impact our order levels and sales in a region or our ability to collect receivables from customers or operate or execute projects in a region.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services. We are dependent on various information technologies throughout our Company to administer, store and support multiple business activities. Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

Due to the nature of our business and products, we may be liable for damages based on product liability and other tort and warranty claims. We face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in death, bodily injury, property damage or economic loss. In the past, we have been subject to product liability claims relating to our products, and we may be subject to additional product liability claims in the future for both past and current products.

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

We are subject to risks related to sustainability, corporate social responsibility and reputation. Many factors influence our reputation and the value of our brands including the perception held by our customers, business partners, investors, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance activities and disclosures and risk of damage to our reputation and the value of our brands if we fail to act responsibly in a number of areas, such as environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows. In addition, how governments act to mitigate climate and related environmental risks, as well as associated changes in the behavior and preferences of businesses and consumers, could have an adverse effect on our business and financial results. Changes in climate and related environmental risks, perceptions of them and governmental responses to them, may also occur more rapidly than we are able to adapt to without disrupting our business and impairing our financial results.

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

We believe that our properties have been adequately maintained, are generally in good condition and are suitable and adequate for our business as presently conducted. The extent of utilization of our properties varies from time to time and among our facilities.

Hydraulics Segment
	Square Footage (in thousands)
Region	Owned	Leased	Total
Americas	1,083	62	1,145
Europe	91	825	916
Asia/Pacific	59	184	243
Total	1,233	1,071	2,304

Electronics Segment
	Square Footage (in thousands)
Region	Owned	Leased	Total
Americas	179	310	489
Europe	18	7	25
Asia/Pacific	—	63	63
Total	197	380	577

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock has been trading publicly under the symbol HLIO on the New York Stock Exchange since November 1, 2021. We previously traded on the Nasdaq Global Select Market under the symbol HLIO since June 17, 2019 and prior to that under the symbol SNHY since our initial public offering on January 9, 1997.

Holders

There were 132 shareholders of record of Common Stock on February 18, 2022. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.

Dividends

We have historically paid regular quarterly dividends of $0.09 per share. Our board of directors currently intends to continue to pay a quarterly dividend of $0.09 per share during 2022. However, the declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

Equity Compensation Plans

Information called for by Item 5 is provided in Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report (Item 8 of this report).

Issuer Purchases of Equity Securities

The following information describes the Company's stock repurchases during the fiscal years ended January 1, 2022 and January 2, 2021.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
August 29, 2021 - October 2, 2021	7,096	$82.11	—	—

On October 1, 2021, we repurchased 7,096 shares of our common stock in connection with the sale of certain technology. The price paid per share totaled $82.11 which was the fair value of the shares at the time of the repurchase.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Helios, the Russell 2000 Index and the Dow Jones US Diversified Industries Index, from December 31, 2016, to January 1, 2022, assuming $100 invested in each on December 31, 2016. Total return assumes reinvestment of any dividends for all companies considered within the comparison. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Helios Technologies, the Russell 2000 Index and Dow Jones US Diversified Industries Index

$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
12/31/2016
12/30/2017
12/29/2018
12/28/2019
01/02/2021
01/01/2022
Helios Technologies
Russell 2000 Index
Dow Jones US Diversified Industries Index

	12/31/2016	12/30/2017	12/29/2018	12/28/2019	1/2/2021	1/1/2022
Helios Technologies	100.00	162.95	84.59	116.41	137.64	273.06
Russell 2000 Index	100.00	114.65	101.21	128.03	153.62	176.39
Dow Jones US Diversified Industries Index	100.00	93.41	69.41	88.98	99.85	109.82

ITEM 6. [RESERVED]

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

Overview

We are a global leader in highly engineered motion control and electronic controls technology for diverse end markets, including construction, material handling, agriculture, energy, recreational vehicles, marine and health and wellness.

We operate under two business segments: Hydraulics and Electronics. The Hydraulics segment designs and manufactures hydraulic cartridge valves, hydraulic quick release couplings as well as engineers complete hydraulic systems. The Electronics segment designs and manufactures customized electronic controls systems and displays for a variety of end markets including industrial and mobile, recreational and health and wellness.

In November 2016, we set out a vision to achieve $1 billion in sales in 2025 through a combination of organic growth and acquisitions and to deliver operating margins in excess of 20%. In 2021, we augmented our strategy and accelerated our growth plans to achieve the milestone of over $1 billion in sales with top tier adjusted EBITDA margin of approximately 25% in 2023.

Underpinning our expectation of compounded annual growth of approximately two times our market's growth rates, we have an active pipeline and a history of acquiring companies with niche technologies, as well as strong profitability.

Acquisitions

Our acquisition activity, driven by our strategic vision, has enabled us to diversify our product offerings and the markets we serve and expand our geographic presence. Prior to 2016, we operated primarily in the Hydraulics market with a small presence in electronics.

In November 2020, we acquired Balboa Water Group, further diversifying the markets we serve and expanding our technological capabilities in electronics. Balboa is an innovative market leader of electronic controls for the health and wellness industry with proprietary and patented technology that enables end-to-end electronic control systems for therapy baths and traditional and swim spas.

In January 2021, we acquired the assets of BJN Technologies, LLC, an innovative engineering solutions provider that was founded in 2014. With the acquisition, we formed the Helios Center of Engineering Excellence to centralize our innovation and technology advancements to better leverage existing talents across the electronics segment initially, and then throughout all of Helios.

In July 2021, we completed another flywheel acquisition with NEM S.r.l., an innovative hydraulic solutions company providing customized material handling, construction, industrial vehicle and agricultural applications to its global customer base, predominantly in Europe and Asia. NEM enhances the Helios electro-hydraulic product offering, provides geographic expansion and adds scale to address new markets.

In October 2021, we completed the acquisition of Joyonway. Joyonway is a fast-growing developer of control panels, software, systems and accessories for the health and wellness industry. Joyonway operates from two locations in China, Shenzhen and Dongguan, both of which are in the hub of electronics and software development in China and give us a foothold for electronics manufacturing in Asia.

Global Economic Conditions

COVID-19 Update

The COVID-19 pandemic has caused, and continues to cause, economic disruption globally, and substantial uncertainty exists regarding the magnitude and duration of the pandemic and its economic impact.

Many of our customers and end markets are recovering from the substantial impacts of the pandemic experienced during 2020. Demand in 2021 for our products exceeded our expectations as end market recovery occurred sooner and was stronger than we projected. Demand in the health and wellness and recreational marine markets has been favorably impacted by the pandemic as consumers are investing in leisure products and activities. We face constraints on our ability to source certain electronic and other components, which originated from the high demand for these products caused by the pandemic. While we have been able to mitigate the majority of the impact with our procurement efforts and production schedule adjustments, we are experiencing delays in shipments as well as material and logistics cost increases.

We are also facing disruption to our workforce from the pandemic. While the impact has not been significant, the absenteeism has caused labor inefficiencies in production. The Omicron variant impacted fourth quarter labor efficiency, and we continued to experience the effects through January 2022. Additionally, in certain locations we are facing pressure from competitive labor markets; however, to date we have been successful at minimizing the impact on our operations using various methods including reallocating resources, attending job fairs and increasing wages when appropriate. We are closely monitoring the various laws, regulations and executive orders that could impact future periods relating to government-imposed requirements regarding mandatory testing for COVID-19 in the workplace and/or vaccination requirements for employees. The Company has taken and is in the process of taking necessary steps to comply with applicable requirements. At this time, we do not believe there will be a material impact on our operations due to these requirements.

Our outlook for the 2022 fiscal year assumes the global economy continues to recover; however, we cannot at this time predict any future impacts. The Company continues to monitor developments, new strains and variants of COVID-19 and government requirements and recommendations at the national, state and local levels, as well as vaccine mandates, to evaluate whether to reinstate and/or extend certain initiatives it implemented to help contain the spread of COVID-19. Refer to Item 1A Risk Factors of this Annual Report for additional COVID-19 related discussion.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products increased 21% in 2021, after decreasing 20% in 2020 and decreasing 7% in 2019. In Europe, the CEMA Business Barometer reports that in January 2022, the business climate index for the European agricultural machinery industry stabilized at a high level after several months of slight downward correction since its peak in May and June. CEMA further reported that the near future turnover is already secured, and there is still growth potential for the time being, which might initially be delayed into the coming months due to the supply bottlenecks. The CECE (Committee for European Construction Equipment) business climate index went down slightly in November. They reported, however, that order intake and sales in Europe continue to be on a growth path as future sales expectations have stabilized or even slightly improved for virtually all market regions.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports production of semiconductors and other electronics components continued to improve during the fourth quarter of 2021, exceeding fourth quarter 2020 levels. The Institute of Printed Circuits Association ("IPC") reported that total North American printed circuit board ("PCB") shipments in December 2021 were up 16.9% compared with the same month last year, and compared with November 2021, December shipments grew 21.5%. The IPC also reported that North American electronics manufacturing services ("EMS") shipments were up 0.9% compared to the same month last year, and compared to November 2021, shipments rose 8.0%. Demand continues to exceed supply for both PCB and EMS products as the book-to-bill ratios were at 1.17 and 1.55, respectively, in December 2021, as reported by the IPC.

2021 Results and Comparison of Years Ended January 1, 2022 and January 2, 2021

The following table sets forth our consolidated results of operations:

(in millions except net income per share)	For the year ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Net sales	$869.2	$523.0	$346.2	66.2%
Gross profit	$312.8	$196.2	$116.6	59.4%
Gross profit %	36.0%	37.5%
Operating income	$149.3	$35.4	$113.9	321.8%
Operating income %	17.2%	6.8%
Net income	$104.6	$14.2	$90.4	636.6%
Diluted net income per share	$3.22	$0.44	$2.78	631.8%

Consolidated net sales for the 2021 year totaled $869.2 million, an increase of 66.2% over the prior year. Acquisitive growth accounted for a large portion of the increase, $206.6 million, and we also experienced significant organic growth of $139.6 million, 26.7%. Changes in foreign currency exchange rates favorably impacted sales by $12.4 million, and earnings per share by $0.05 compared to 2020. The effect of price increases impacted 2021 organic sales by $4.4 million compared to 2020. We realized improved demand in all regions in both segments as our end markets recovered from the significant impacts of the COVID-19 pandemic. In early 2020, we experienced a considerable negative impact on sales due to facility closures, customer shut-downs and regulatory restrictions imposed on shipments. Our production capabilities recovered throughout the year and towards the end of the 2020, we began to experience end market recovery. Strong recovery continued throughout the 2021 year driven by demand in the European agricultural and U.S. recreational marine markets as well as the construction equipment and health and wellness industries. From a geographic perspective, our 2021 organic sales to the Americas, EMEA and APAC regions grew 31.1%, 30.3% and 17.1%, respectively.

Gross profit trended upward in 2021 compared to 2020 due to the increased sales volume. Gross profit margin declined 1.5 percentage points during 2021 to 36.0% from 37.5% as improved manufacturing labor efficiencies and leverage of our fixed cost base on the higher sales were more than offset by increases in logistic and raw material costs and the addition of sales from Balboa, which have a different margin profile compared to our legacy businesses (higher material and production costs with lower selling, engineering and administrative ("SEA") costs). Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in 2021 by 3.0 percentage points compared to 2020 driven by raw material cost increases, primarily from supply shortages, higher freight and logistics costs and an unfavorable change in sales mix. We have passed on material and freight cost increases to customers by implementing price increases, which we expect to continue to realize the effects of in future quarters. The impact of amortization of acquisition-related inventory step up costs resulting from our acquisitions declined by $1.3 million in 2021 compared to 2020.

Operating income as a percentage of sales increased 10.4 percentage points to 17.2% in 2021 compared to 6.8% in 2020. During the first quarter of 2020, current and expected economic impacts from the COVID-19 pandemic led to an impairment charge of $31.9 million. Excluding the impairment charge in 2020, operating income as a percentage of sales in 2021 improved 4.3 percentage points, up from 12.9%, resulting from improved leverage of our fixed cost base on the higher sales volume, the favorable operating margin profile of Balboa and a decrease in costs related to CEO and officer transitions of $2.4 million. Operating margin was unfavorably impacted during 2021 by a $10.7 million increase in intangible amortization from our recent acquisitions and higher corporate compensation and benefit costs of $6.3 million, which were primarily related to performance-based incentive compensation earned from the strong financial performance of the company in 2021.

Segment Results

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	For the year ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Net sales	$516.4	$407.2	$109.2	26.8%
Gross profit	$193.4	$150.3	$43.1	28.7%
Gross profit %	37.5%	36.9%
Operating income	$119.8	$82.0	$37.8	46.1%
Operating income %	23.2%	20.1%

Net sales for the Hydraulics segment totaled $516.4 million in 2021, an increase of $109.2 million, 26.8%, over the prior year. Acquisition-related sales accounted for $10.4 million of the increase and sales from our organic businesses improved $98.8 million, 24.3%. Changes in foreign currency exchange rates favorably impacted sales for the year by $12.0 million compared to the 2020 year. The effect of price increases impacted 2021 organic sales by $0.8 million compared to 2020. Strong end market recovery from the pandemic led to improved demand in all regions and many of our end markets including U.S. and European agriculture and construction equipment markets as well as mobile and industrial equipment markets. The segment’s supply chain is experiencing constraints on its ability to source certain components. While the effect on sales has been mitigated by our increased procurement efforts and production schedule adjustments, we estimate that approximately $6.4 million of sales were delayed into future quarters due to the supply shortages.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	For the year ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Americas	$167.7	$130.5	$37.2	28.5%
EMEA	180.0	131.2	48.8	37.2%
APAC	168.7	145.5	23.2	15.9%
Total	$516.4	$407.2

Demand in the Americas region drove sales growth of $37.2 million, 28.5%, compared with the prior year. Increased demand, primarily in the agriculture and construction equipment end markets, and our recent acquisition in the region generated an additional $48.8 million, 37.2%, of sales to the EMEA region compared with 2020, or 32.1% excluding positive impacts from foreign currency exchange rate fluctuations totaling $6.7 million. Sales to the APAC region were up $23.2 million, 15.9%, in 2021 over 2020, or 12.3% excluding positive impacts from foreign currency exchange rate fluctuations totaling $5.3 million. The APAC growth primarily resulted from increased demand in Korea and China.

Gross profit in 2021 trended up from 2020, due to higher sales volume and a favorable impact from changes in foreign currency exchange rates of $3.7 million. Gross profit margin improved by 0.6 percentage points from improved leverage of our fixed manufacturing costs on the higher sales and labor efficiencies realized as our workforce was more normalized compared to the effects of the pandemic in 2020. Raw material costs increased in 2021, and supplier constraints led to higher material costs from second vendor sourcing efforts. Excess freight and logistics costs totaled $3.8 million in 2021. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased by 1.9 percentage points in 2021, also impacted by an unfavorable change in sales mix.

SEA expenses increased $5.3 million, 7.8%, in 2021 compared with the prior year. During 2020, we instituted strict cost control measures in light of the COVID-19 pandemic and its expected impacts on the world economies and our operations. While costs related to travel and marketing continue to be low, other SEA costs returned to a more normal level in 2021. Salary and benefit costs have increased driven by wage increases and higher performance-based incentive compensation. Increased leverage of our fixed cost base on higher sales led to SEA as a percentage of sales decreasing 2.5 percentage points to 14.3% in 2021.

As a result of the impacts to gross profit and SEA costs noted above, 2021 operating income improved $37.8 million, 46.1%, compared with 2020, and 2021 operating margin improved 3.1 percentage points during the year.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	For the year ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Net sales	$352.7	$115.8	$236.9	204.6%
Gross profit	$120.0	$47.8	$72.2	151.0%
Gross profit %	34.0%	41.3%
Operating income	$71.7	$19.4	$52.3	269.6%
Operating income %	20.3%	16.8%

Net sales for the Electronics segment totaled $352.7 million in 2021, an increase of $236.9 million, 204.6%, over the prior year. Acquisition growth accounted for $196.2 million of current-year sales. The segment also realized solid organic growth of $40.7 million, 35.1% compared with 2020. The effect of price increases impacted 2021 organic sales by $3.6 million compared to 2020. Changes in foreign currency exchange rates favorably impacted 2021 sales by $0.4 million compared to 2020. During the 2020 year, we experienced significant demand reductions caused by the COVID-19 pandemic as many of our customers shut down operations for a period of time and several of our large OEM customers adjusted the timing of order request dates into later quarters.

Demand in the health and wellness and spa and bath industries has been boosted by the pandemic as consumers invest in health and leisure products. The same trend is occurring in the recreational vehicle and recreational marine industries in which demand continues to remain strong. We have taken swift and successful actions to expand production capacity in an effort to fulfill the high incoming order levels for our products. The segments’ supply chain is experiencing constraints on its ability to source certain electronic and other components. While the effect on sales has been mitigated by our increased procurement efforts and production schedule adjustments, we estimate that approximately $14.8 million of sales were delayed into future quarters due to the supply shortages.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	For the year ended
	January 1, 2022	January 2, 2021	$ Change	% Change
Americas	$257.8	$93.9	$163.9	174.5%
EMEA	42.0	10.8	31.2	288.9%
APAC	52.9	11.1	41.8	376.6%
Total	$352.7	$115.8

During 2021, we experienced significant growth in all regions, which was primarily attributable to the acquisitions of Balboa Water Group and Joyonway as well as robust organic growth. Sales to the Americas region during 2021 accounted for 73.1% of total segment sales, a decrease from 81.1% in 2021, which is due to a variation in the regional footprint of our acquisitions. Similarly, sales to EMEA and APAC increased to 11.9% and 15.0% of total segment sales in 2021, respectively.

Gross profit increased $72.2 million compared with 2020 due to the increased sales volume. Gross profit margin for the same period decreased by 7.3 percentage points. Balboa product sales have a different margin profile than our historical business (higher material and production costs with lower SEA costs). The addition of Balboa sales in 2021 reduced profitability at the gross margin level while improving profitability at the operating margin level due to their lower operating cost structure. Additionally, the segment experienced an increase in raw material and freight and logistics costs during the year due to the high demand and shortages of materials in the market for electronic and other components used in our products. Excess freight and logistics costs on organic sales totaled $4.0 million in 2021. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in 2021 by 6.6 percentage points compared to the prior year.

SEA expenses increased by $19.9 million in 2021, compared with 2020, primarily from the Balboa acquisition. SEA costs as a percentage of sales declined 10.8 percentage points to 13.7% in 2021, compared to 24.5% in 2020. The improvement is due to the favorable cost structure of Balboa as well as increased leverage on our fixed cost base on higher sales in our legacy Electronics business. We also realized increases in personnel costs for wages and benefits primarily from higher payout of performance-based incentive compensation.

As a result of the impacts to gross profit and SEA costs noted above, operating income improved $52.3 million, over the 2020 year and operating margin improved 3.5 percentage points, to 20.3%.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or allocating resources to, our operating segments. For the year ended January 1, 2022, these costs totaled $42.2 million primarily for acquisition-related items such as (i) transaction costs of $4.0 million, (ii) charges related to inventory step-up to fair value of $0.6 million, (iii) amortization of acquisition-related intangible assets of $32.8 million, (iv) $4.6 million related to other acquisition and integration activities and (v) other costs not deemed allocable to either business segment of $0.2 million.

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

Interest Expense, net

Net interest expense increased $3.6 million during 2021 to $16.9 million compared with $13.3 million in 2020. The increase is attributable to higher average debt levels during 2021 due to our borrowings used to fund the acquisitions of Balboa in November 2020 and NEM and Joyonway in 2021. Average net debt during 2021 totaled $426.9 million compared with $357.8 million in 2020.

Income Taxes

The provision for income taxes for the year ended January 1, 2022, was 20.3% of pretax income compared with 17.6%, before non-deductible impairment related charges, for the year ended January 2, 2021. The difference relates principally to a shift in the mix of the company's worldwide income. The effective rate typically fluctuates relative to the levels of income and different tax rates in effect from year to year among the countries in which we sell our products. The Company benefited from statutory audit adjustments and certain COVID-19 related tax legislation, which favorably impacted the 2020 tax rate.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted into law in response to the COVID-19 pandemic. The Company has evaluated the various income and payroll tax provisions and expects little or no impact to income tax expense. However, the Company is taking advantage of the various payment deferments allowed and employee retention credits afforded by the CARES Act and other similar state and/or foreign liquidity measures. The CARES Act allows employers to defer the deposit and payment of the employer's share of Social Security taxes. We deferred 50% of the $1.7 million in payroll taxes normally due between March 27, 2020 and December 31, 2020. We paid 50% of this amount during the fourth quarter of 2021. The remaining balance will be paid during the fourth quarter of 2022 and is included in the Accrued compensation and benefits line item in the accompanying Consolidated Balance Sheets.

As of January 1, 2022, the Company had approximately $23.7 million of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations.

2020 Results and Comparison of Years Ended January 2, 2021 and December 28, 2019

For the discussion and analysis of our 2020 results compared with our 2019 results, refer to our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed with the SEC on March 2, 2021. The discussion is incorporated herein by reference.

Liquidity and Capital Resources

Historically, our primary source of capital has been cash generated from operations. In recent years we have used borrowings on our credit facilities to fund acquisitions. During 2021, net cash provided by operating activities totaled $113.2 million and as of January 1, 2022 we had $28.6 million of cash on hand and $158.0 million of available credit on our revolving credit facilities. We also have a $300.0 million accordion feature available on our credit facility, which is subject to certain pro forma compliance requirements and is intended to support potential future acquisitions.

Our principal uses of cash have been paying operating expenses, making capital expenditures, servicing debt, making acquisition-related payments and paying dividends to shareholders.

We believe that cash generated from operations and our borrowing availability under our credit facilities will be sufficient to satisfy our operating expenses and capital expenditures for the foreseeable future. In the event that economic conditions were to severely worsen for a protracted period of time, we would have several options available to ensure liquidity in addition to increased borrowing. Capital expenditures could be postponed since they primarily pertain to long-term improvements in operations, operating expense reductions could be made and the dividend to shareholders could be reduced or suspended.

Cash flows

The following table summarizes our cash flows for the periods (in millions):

	For the year ended
	January 1, 2022	January 2, 2021	$ Change
Net cash provided by operating activities	$113.2	$108.6	$4.6
Net cash used in investing activities	(90.3)	(235.9)	145.6
Net cash (used in) provided by financing activities	(22.6)	137.7	(160.3)
Effect of exchange rate changes on cash	3.0	(7.3)	10.3
Net increase in cash and cash equivalents	$3.3	$3.1	$0.2

Cash on hand increased $3.3 million from $25.3 million at the end of 2020 to $28.6 million at the end of 2021. Cash and cash equivalents were favorably impacted by changes in exchange rates during the year ended January 1, 2022 by $3.0 million and unfavorably impacted during the year ended January 2, 2021 by $7.3 million. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and also paying down borrowings on our credit facilities.

Operating activities

Net cash from operations totaled $113.2 million in 2021, an increase of $4.6 million, 4.2%, compared with the prior year. Cash earnings in 2021 were higher by $65.5 million compared to 2020 from the increased sales. However, changes in net operating assets and liabilities reduced cash by $60.9 million compared to 2020, as higher working capital levels were necessary to support our significant increase in operations. Changes in inventory, net of acquisitions, reduced cash by $52.5 million in 2021 compared with an increase in cash of $0.6 million during 2020. Inventory on hand as of January 1, 2022 increased by $55.3 million, 50.1%, compared to the 2020 year end. The increase is primarily from supply chain constraints as well as higher demand expectations for the next few quarters. Some of the supply challenges that have resulted in higher inventory levels are: (i) making earlier purchases of material to avoid shortages, (ii) inventory on hand that is waiting on delayed components to complete and (iii) delayed orders by customers after we have already started the production process. Days of inventory on hand decreased to 91 days for the 2021 year, compared with 100 days during the 2020 year, favorably impacted by the addition of Balboas operations. Changes in accounts receivable, net of acquisitions, decreased cash by $32.4 million in 2021 compared with an increase in cash of $0.7 million in 2020, a direct result of higher sales in the last few months of the 2021 year compared to 2020. Days sales outstanding for the 2021 year went up slightly to 57 days, from 50 days during 2020.

Investing activities

Cash used in investing activities totaled $90.3 million in 2021, compared with $235.9 million in 2020. The decrease in acquisition-related payments accounted for $153.5 million of the fluctuation. Capital expenditures were $26.8 million during 2021, $12.2 million, 83.8%, higher than the prior year. Due to the economic conditions and uncertainty of future cash flows during the 2020 year, we only funded critical capital expenditure projects. In 2021, as the economy recovered we resumed our investments in capital projects. Capital expenditures for 2022 are forecasted to be approximately 3%-5% of sales, for investments in machinery and equipment for capacity expansion projects, improvements to manufacturing technology and maintaining/replacing existing machine capabilities.

Financing activities

Cash used in financing activities totaled $22.6 million in 2021, compared with cash provided by financing activities of $137.7 million in 2020.

Net repayments on our long-term non-revolving debt and revolving credit facilities in 2021 totaled $9.9 million as acquisition related borrowings of $56.7 million were more than offset by repayments during the year. In the 2020 year net borrowings on debt totaled $151.7 million, primarily for the acquisition of Balboa.

Borrowings on our long-term non-revolving debt and our revolving credit facilities as of January 1, 2022 totaled $202.5 million and $243.0 million, respectively. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report for additional information regarding our credit facilities.

We have historically declared regular quarterly dividends to shareholders of $0.09 per share. We paid dividends totaling $11.6 million for the years ended January 1, 2022 and January 2, 2021. The declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

Contractual obligations

Credit facilities

Information on our credit facilities, including future maturities, is presented in Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report. Our revolving credit facility with PNC Bank matures and is payable in full in October 2025; however, we may make earlier payments. Our term loan with PNC Bank is payable in quarterly installments of $3.8 million through 2023 and quarterly installments of $5.0 million thereafter through the maturity date of October 2025, at which time the remaining balance becomes due in full.

Interest rates on our credit facilities range from 2.0% to 5.3% as of January 1, 2022. Future interest payments are estimated to total $37.7 million, with annual payments ranging from $10.8 million to $7.8 million payable through the last maturity date of October 2025. Future payments assume the current interest rate environment, current currency exchange rates, future required payments on term loans and revolver borrowings consistent with January 1, 2022 debt levels. Future payments do not include an estimate of impacts from our derivative instruments.

Contingent consideration payments

Our contingent consideration liabilities total $6.4 million as of January 1, 2022. The balance represents the fair value estimate of contractual contingent payments related to our acquisitions of Balboa and NEM and are payable at various times through the first quarter of 2024.

Supplier purchase commitments

We enter into long-term commitments with key suppliers for minimum purchase quantities of inventory and we make commitments for capital expenditures. Obligations that are non-cancelable total $39.1 million, $43.3 million and $12.6 million for the 2022, 2023 and 2024 years, respectively.

Building purchase commitment

In 2020, the Company entered into a lease to buy agreement for the purchase of a building. We have the option to purchase the building at any time during the lease period and are committed to buy at the end of the 6-year lease term. The full purchase price is €26.7 million; however, the actual purchase price will be reduced by 60% of the payments made during the lease term.

Leases

We regularly enter into operating lease agreements for the use of machinery, equipment, vehicles, buildings and office space. Future maturities of our operating lease liabilities are presented in Note 7 of the Notes to the Consolidated Financial Statements included in this Annual Report.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting, which requires recognition separately from goodwill, the assets acquired and the liabilities assumed at their acquisition date fair values. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values, and the values of assets in use, and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for certain acquisitions we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets. Acquired intangible assets, excluding goodwill, are valued using various methodologies such as the discounted cash flow method, which is based on future cash flows specific to the type of intangible asset purchased and the relief from royalty method, which is based on the present value of savings resulting from the right to manufacture or sell products that incorporate the intangible asset without having to pay a license for its use. These methodologies incorporate various estimates and assumptions, the most significant being estimated royalty rates, projected revenue growth rates, profit margins and forecasted cash flows based on the discount rate.

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

Inflation

As more fully described above, we are experiencing supply shortages and increasing material and logistics costs. Continued increases in the global demand for the materials used in our products could result in significant increases in the costs of the components we purchase, and we may not be able to fully offset such higher costs through price increases. There is no assurance that our business will not be materially affected by inflation in the future.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our term loan and revolving credit facility with PNC Bank. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of January 1, 2022, we had $242.3 million in borrowings outstanding under the revolving credit facility and $190.0 million in borrowings outstanding under the term loan. Based on our level of variable rate debt outstanding during the year ended January 1, 2022, a one percentage point increase in the reference average interest rate, which generally equaled 3.19%, would have resulted in an approximate $2.5 million increase in financing costs for the year ended January 1, 2022. As of January 2, 2021, we had $255.9 million in borrowings outstanding under the revolving credit facility and $200.0 million in borrowings outstanding under the term loan. Based on our level of variable rate debt outstanding during the year ended January 2, 2021, a one percentage point increase in the reference average interest rate, which generally equaled 3.55%, would have resulted in an approximate $1.4 million increase in financing costs for the year ended January 2, 2021.

Foreign Currency Risk

Our exposure to foreign currency exchange fluctuations relate primarily to our locations in Italy, Australia, Germany, South Korea, the United Kingdom, China and India. Our operations in these countries are exposed to fluctuations in foreign currency rates primarily from payments received from customers and payments made to suppliers denominated in foreign currencies. During the year ended January 1, 2022, we economically hedged certain foreign currency risks by entering into forward foreign exchange contracts. These contracts were not designated as hedging instruments for accounting purposes. A discussion of our accounting policies for derivative financial instruments is included within Notes 2 and 9, of the Notes to the Consolidated Financial Statements included in this Annual Report.

The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. The result of a 10% decrease in the 2021 average exchange rates of the currencies in which our transactions are denominated would have resulted in a decrease in annual sales and net income of $30.9 million and $6.3 million, respectively, for the year ended January 1, 2022. The result of a 10% decrease in the 2020 average exchange rates of the currencies in which our transactions are denominated would have resulted in a decrease in annual sales and net income of $23.0 million and $3.1 million, respectively, for the year ended January 2, 2021. This sensitivity analysis assumes that each exchange rate changed in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a 10% decline in foreign currency exchange rates relative to the U.S. dollar on our January 1, 2022 and January 2, 2021 financial position would have resulted in a $53.8 million and $55.3 million reduction to equity (accumulated other comprehensive loss), respectively, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Helios Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Helios Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the periods ended January 1, 2022, January 2, 2021 and December 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the periods ended January 1, 2022, January 2, 2021 and December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2022 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Tampa, Florida
March 1, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Helios Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Helios Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of January 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 1, 2022, and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tampa, Florida

March 1, 2022

Helios Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	January 1, 2022	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$28,540	$25,216
Restricted cash	41	41
Accounts receivable, net of allowance for credit losses of $1,212 and $1,493	134,561	97,623
Inventories, net	165,629	110,372
Income taxes receivable	2,762	1,103
Other current assets	20,101	19,664
Total current assets	351,634	254,019
Property, plant and equipment, net	174,210	163,177
Deferred income taxes	2,934	6,645
Goodwill	459,936	443,533
Other intangible assets, net	412,759	419,375
Other assets	13,873	10,230
Total assets	$1,415,346	$1,296,979
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$85,301	$59,477
Accrued compensation and benefits	28,595	22,985
Other accrued expenses and current liabilities	28,254	24,941
Current portion of long-term non-revolving debt, net	18,125	16,229
Dividends payable	2,917	2,891
Income taxes payable	6,328	1,489
Total current liabilities	169,520	128,012
Revolving line of credit	242,312	255,909
Long-term non-revolving debt, net	183,897	189,932
Deferred income taxes	71,836	78,864
Other noncurrent liabilities	38,818	36,472
Total liabilities	706,383	689,189
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000 shares authorized, 32,407 and 32,121 shares issued and outstanding	32	32
Capital in excess of par value	394,641	371,778
Retained earnings	363,279	270,320
Accumulated other comprehensive loss	(48,989)	(34,340)
Total shareholders' equity	708,963	607,790
Total liabilities and shareholders' equity	$1,415,346	$1,296,979

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net sales	$869,185	$523,040	$554,665
Cost of sales	556,380	326,812	342,383
Gross profit	312,805	196,228	212,282
Selling, engineering and administrative expenses	130,685	106,831	99,665
Restructuring charges	—	—	1,724
Amortization of intangible assets	32,811	22,114	18,065
Goodwill impairment	—	31,871	—
Loss on disposal of intangible asset	—	—	2,713
Operating income	149,309	35,412	90,115
Interest expense, net	16,871	13,286	15,387
Foreign currency transaction loss (gain), net	970	(1,555)	(846)
Other non-operating expense (income), net	289	(366)	267
Income before income taxes	131,179	24,047	75,307
Income tax provision	26,583	9,829	15,039
Net income	$104,596	$14,218	$60,268

Net income per share:
Basic	$3.24	$0.44	$1.88
Diluted	$3.22	$0.44	$1.88

Weighted average shares outstanding:
Basic	32,304	32,088	32,015
Diluted	32,475	32,210	32,109

Dividends declared per share	$0.36	$0.36	$0.36

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the year ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net income	$104,596	$14,218	$60,268
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(19,237)	21,574	(6,048)
Unrealized gain (loss) on interest rate swap, net of tax	4,588	(550)	(3,063)
Total other comprehensive (loss) income	(14,649)	21,024	(9,111)
Comprehensive income	$89,947	$35,242	$51,157

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total
Balance at December 29, 2018	—	$—	31,965	$32	$357,933	$219,056	$(46,253)	$530,768
Shares issued, restricted stock			(7)					—
Shares issued, other compensation			26					—
Shares issued, ESPP			52		1,650			1,650
Shares issued, ESOP			24		1,152			1,152
Stock-based compensation					5,207			5,207
Cancellation of shares for payment of employee tax withholding			(13)		(632)			(632)
Dividends declared						(11,532)		(11,532)
Net income						60,268		60,268
Other comprehensive loss							(9,111)	(9,111)
Adoption of ASU 2016-02, Leases						(134)		(134)
Balance at December 28, 2019	—	$—	32,047	$32	$365,310	$267,658	$(55,364)	$577,636
Shares issued, restricted stock			13					—
Shares issued, other compensation			25					—
Shares issued, ESPP			45		1,344			1,344
Shares issued, discretionary contribution			1		45			45
Stock-based compensation					5,781			5,781
Cancellation of shares for payment of employee tax withholding			(11)		(702)			(702)
Dividends declared						(11,556)		(11,556)
Net income						14,218		14,218
Other comprehensive income							21,024	21,024
Balance at January 2, 2021	—	$—	32,120	$32	$371,778	$270,320	$(34,340)	$607,790
Shares issued, restricted stock			43		36			36
Shares issued, other compensation			25					—
Shares issued, ESPP			33		1,786			1,786
Shares issued, acquisitions			197		14,159			14,159
Stock-based compensation					8,880			8,880
Cancellation of shares for payment of employee tax withholding			(4)		(1,415)			(1,415)
Shares repurchased			(7)		(583)			(583)
Dividends declared						(11,637)		(11,637)
Net income						104,596		104,596
Other comprehensive loss							(14,649)	(14,649)
Balance at January 1, 2022	—	$—	32,407	$32	$394,641	$363,279	$(48,989)	$708,963

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash flows from operating activities:
Net income	$104,596	$14,218	$60,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,401	39,695	35,215
Goodwill impairment	—	31,871	—
Stock-based compensation expense	8,880	5,781	5,207
Amortization of debt issuance costs	498	1,107	717
Benefit for deferred income taxes	(1,403)	(3,631)	(551)
Amortization of acquisition-related inventory step-up	558	1,874	—
Forward contract (gains) losses, net	(4,685)	5,458	(2,863)
Other, net	55	1,006	4,614
(Increase) decrease in, net of acquisition:
Accounts receivable	(32,352)	727	5,657
Inventories	(52,549)	570	(1,450)
Income taxes receivable	(688)	1,731	(2,459)
Other current assets	729	(1,856)	(4,043)
Other assets	5,332	4,030	1,772
Increase (decrease) in, net of acquisition:
Accounts payable	23,792	10,569	(10,750)
Accrued expenses and other liabilities	8,087	3,806	5,700
Income taxes payable	5,686	(5,127)	6,234
Other noncurrent liabilities	(7,735)	(3,273)	(2,057)
Contingent consideration payment, in excess of acquisition date fair value	—	—	(10,731)
Net cash provided by operating activities	113,202	108,556	90,480
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(61,106)	(217,029)	—
Capital expenditures	(26,794)	(14,580)	(25,025)
Proceeds from dispositions of equipment	175	100	196
Cash settlement of forward contracts	2,356	(3,524)	2,478
Software development costs	(2,499)	(865)	—
Amounts paid for net assets acquired	(2,400)	—	—
Net cash used in investing activities	(90,268)	(235,898)	(22,351)
Cash flows from financing activities:
Borrowings on revolving credit facilities	81,189	117,565	129,951
Repayment of borrowings on revolving credit facilities	(86,823)	(79,609)	(176,750)
Borrowings on long-term non-revolving debt	12,026	119,727	—
Repayment of borrowings on long-term non-revolving debt	(16,244)	(5,958)	(5,465)
Proceeds from stock issued	1,822	1,344	1,650
Dividends to shareholders	(11,610)	(11,550)	(11,525)
Debt issuance costs	—	(1,714)	—
Payment of contingent consideration liabilities	(328)	(830)	(8,016)
Other financing activities	(2,628)	(1,234)	(1,588)
Net cash (used in) provided by financing activities	(22,596)	137,741	(71,743)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,986	(7,304)	2,261
Net increase (decrease) in cash, cash equivalents and restricted cash	3,324	3,095	(1,353)
Cash, cash equivalents and restricted cash, beginning of period	25,257	22,162	23,515
Cash, cash equivalents and restricted cash, end of period	$28,581	$25,257	$22,162

	For the year ended
	January 1, 2022	January 2, 2021	December 28, 2019
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$23,570	$11,341	$11,421
Interest	$15,860	$11,567	$14,252
Supplemental disclosure of noncash transactions:
Common stock issued to ESOP through accrued expenses and other liabilities	$—	$—	$1,152
Unrealized (gain) loss on interest rate swap	$(5,952)	$1,887	$3,482
Contingent consideration incurred in connection with acquisition	$3,269	$1,919	$—
Indemnified tax liability incurred in connection with acquisition	$—	$3,559	$—
Stock issued for acquisition	$14,159	$—	$—
Foreign currency remeasurement impact on euro denominated debt	$5,857	$7,246	$—
Measurement period adjustments to goodwill	$822	$—	$—

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

The Company operates in two business segments: Hydraulics and Electronics. There are three key technologies within the Hydraulics segment: cartridge valve technology (CVT), quick-release hydraulic coupling solutions (QRC) and hydraulic system design (Systems). CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Systems provide engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment. The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment, specialty vehicles, therapy baths and traditional and swim spas. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware and sustaining engineering teams.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company reports on a fiscal year that ends on the Saturday closest to December 31st. Each quarter generally consists of thirteen weeks, with a fourteen-week quarter occurring periodically. The 2020 fiscal year contained 53 weeks and ended January 2, 2021. The 2021 and 2019 fiscal years contained 52 weeks and ended January 1, 2022 and December 28, 2019, respectively.

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

Property, Plant and Equipment, net

Property, plant and equipment is stated at cost less accumulated depreciation. Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the following useful lives:

Years
Machinery and equipment	3 - 12
Office furniture and equipment	2 - 10
Buildings	30 - 40
Building and land improvements	5 - 20
Leasehold improvements	2 - 10

Gains or losses on the retirement, sale, or disposal of property, plant and equipment are reflected in the Consolidated Statement of Operations in the period in which the assets are taken out of service.

Leases

The Company determines whether an arrangement is a lease at its inception. Operating lease right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and are presented in Property, plant and equipment in the Consolidated Balance Sheets. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the leases and are presented in Other accrued expenses and current liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

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

The Company completed its annual goodwill impairment testing for 2021 and determined that the carrying amount of goodwill was not impaired.

Other intangible assets with definite lives consist primarily of technology, customer relationships, trade names and brands and a favorable supply agreement, and are amortized over their respective estimated useful lives, ranging from five to 26 years.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. For the year ended January 1, 2022, there were no impairments recorded based on our analysis.

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

Contract Assets & Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $2,201 and $2,776 at January 1, 2022 and January 2, 2021, respectively and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to satisfying the underlying performance obligation. Contract liabilities totaled $4,436 and $4,208 at January 1, 2022 and January 2, 2021, respectively, and are presented in Other accrued expenses and current liabilities in the Consolidated Balance Sheets.

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

Research and Development

The Company conducts R&D to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $16,798, $15,557 and $15,163 for the 2021, 2020 and 2019 fiscal years, respectively.

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

The Company accounts for Global Intangible Low-Taxed Income as a current-period expense when incurred.

The deferral method of accounting is used for investments that generate investment tax credits. Under this method, the investment tax credits are recognized as a reduction of the related asset.

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

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in thousands except per share data):

	January 1, 2022	January 2, 2021	December 28, 2019
Net income	$104,596	$14,218	$60,268

Weighted average shares outstanding - Basic	32,304	32,088	32,015
Net effect of dilutive securities - Stock based compensation	171	122	94
Weighted average shares outstanding - Diluted	32,475	32,210	32,109

Net income per share:
Basic	$3.24	$0.44	$1.88
Diluted	$3.22	$0.44	$1.88

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

3. BUSINESS ACQUISITIONS

Acquisition of NEM

On July 9, 2021, the Company completed the acquisition of HE-DI S.r.l., an Italian limited liability company and the owner of 100% of the share capital of NEM S.r.l., an Italian limited liability company. The acquisition was completed pursuant to a Sale and Purchase Agreement ("SPA") among the Company and the shareholders of NEM.

NEM is an innovative hydraulic solutions company providing customized material handling, construction, industrial vehicle and agricultural applications to its global customer base, predominantly in Europe and Asia. The acquisition of NEM expands the Company's global reach, particularly in electro-hydraulics, by growing OEM business throughout the world and provides additional CVT manufacturing capability in Europe. The results of NEM’s operations are reported in the Company’s Hydraulics segment and have been included in the Consolidated Financial Statements since the date of acquisition.

Consideration paid, net of cash acquired, totaled $56,509 and included 134,621 shares of the Company’s common stock and cash of $45,974. In accordance with the terms of the SPA, the sellers are eligible for an additional cash earnout potential of €5,400, or $6,403, based on defined revenue and EBITDA targets. The preliminary acquisition date fair value of the earnout is estimated at $3,269. Total consideration for the acquisition is subject to finalization of a post-closing adjustment in accordance with the terms of the SPA. The cash consideration was funded with borrowings on the Company’s credit facility.

Transaction costs of $1,839 incurred in connection with the acquisition are included in Selling, engineering and administrative expenses in the Consolidated Statement of Operations for the year ended January 1, 2022.

The Company recorded $31,607 in goodwill and $28,220 in other identifiable intangible assets in connection with the acquisition. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identified intangibles assets acquired was based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, as of the acquisition date, management will finalize its analysis of the estimated fair value. The purchase price allocation is preliminary, pending finalization of post-closing adjustments and tax related adjustments, and may be revised during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes to the fair values of the tangible and intangible assets acquired and liabilities assumed could be material.

Acquisition of Balboa Water Group

On November 6, 2020, the Company completed the acquisition of Balboa Water Group, LLC, an innovative market leader of electronic controls for the health and wellness industry with proprietary and patented technology that enables end-to-end electronic control systems for therapy bath and spas. Pursuant to the Agreement and Plan of Merger (the “Purchase Agreement”), the Company acquired all of the outstanding equity interests of BWG Holdings I Corp., the owner of 100% of the share capital of Balboa. The acquisition was financed with cash on hand and borrowings on the Company’s credit facility.

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

The Purchase Agreement allows for future payments to the sellers for certain tax benefits realized, related to the pre-acquisition period, through tax periods ending on or before December 31, 2023. The estimated fair value of the contingent liability was determined to be $2,540, as of the acquisition date.

The fair value of total purchase consideration consisted of the following:

Cash	$224,158
Receivable from sellers	(559)
Acquisition date fair value of contingent consideration	2,540
Total purchase consideration	226,139
Less: cash acquired	(6,021)
Total purchase consideration, net of cash acquired	$220,118

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition.

The allocation of the total purchase price, net of cash acquired, is as follows:

Accounts receivable	$28,328
Inventories	24,807
Property, plant and equipment	12,480
Goodwill	76,540
Intangible assets	128,000
Other assets	12,233
Total assets acquired	282,388
Accounts payable	17,840
Other accrued expenses and current liabilities	10,221
Deferred income taxes	23,647
Other noncurrent liabilities	10,562
Total liabilities assumed	62,270
Fair value of net assets acquired	$220,118

Goodwill is primarily attributable to Balboa’s assembled workforce and anticipated synergies and economies of scale expected from the operations of the combined company. The synergies included certain cost savings, operating efficiencies, access to key end markets and strategic benefits to be achieved as a result of the acquisition. Goodwill of $6,285 is expected to be deductible for tax purposes.

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

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at January 1, 2022 and January 2, 2021.

	January 1, 2022
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contract	$1,521	$—	$1,521	$—
Forward foreign exchange contracts	1,040	—	1,040	—
Total	$2,561	$—	$2,561	$—
Liabilities
Interest rate swap contract	$3,248	$—	$3,248	$—
Forward foreign exchange contracts	51	—	51	—
Contingent consideration	6,400	—	—	6,400
Total	$9,699	$—	$3,299	$6,400

	January 2, 2021
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Forward foreign exchange contracts	$211	$—	$211	$—
Total	$211	$—	$211	$—
Liabilities
Interest rate swap contract	$7,679	$—	$7,679	$—
Forward foreign exchange contracts	1,551	—	1,551	—
Contingent consideration	1,919	—	—	1,919
Total	$11,149	$—	$9,230	$1,919

A summary of changes in the estimated fair value of contingent consideration at January 1, 2022 and January 2, 2021 is as follows:

Balance at December 28, 2019	$828
Change in estimated fair value	(47)
Contingent consideration incurred in connection with Balboa acquisition	1,919
Payment on liability	(830)
Currency remeasurement	49
Balance at January 2, 2021	$1,919
Change in estimated fair value	649
Contingent consideration incurred in connection with NEM acquisition	3,269
Measurement period adjustment to acquisition date fair value	621
Payment on liability	(328)
Accretion in value	401
Currency remeasurement	(131)
Balance at January 1, 2022	$6,400

5. INVENTORIES, NET

At January 1, 2022 and January 2, 2021, inventory consisted of the following:

	January 1, 2022	January 2, 2021
Raw materials	$90,487	$49,361
Work in process	34,713	30,675
Finished goods	50,638	39,332
Provision for obsolete and slow moving inventory	(10,209)	(8,996)
Total	$165,629	$110,372

6. PROPERTY, PLANT AND EQUIPMENT, NET

At January 1, 2022 and January 2, 2021, property, plant and equipment, net consisted of the following:

	January 1, 2022	January 2, 2021
Machinery and equipment	$184,345	$168,012
Office furniture and equipment	25,899	23,888
Buildings	58,826	57,854
Building and land improvements	18,823	15,440
Leasehold improvements	4,003	3,122
Land	13,587	13,930
	$305,483	$282,246
Less: Accumulated depreciation	(174,786)	(153,211)
Construction in progress	20,737	17,526
	$151,434	$146,561
Operating lease ROU assets	22,776	16,616
Total	$174,210	$163,177

Depreciation expense for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 totaled $21,359, $17,570 and $17,150, respectively.

7. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space throughout its locations, that are classified as operating leases. Remaining terms on these leases range from less than one year to ten years. For the years ended January 1, 2022 and January 2, 2021, operating lease costs totaled $6,007 and $4,119, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	January 1, 2022	January 2, 2021
Right-of-use assets	$22,776	$16,616
Lease liabilities:
Current lease liabilities	$5,823	$4,736
Non-current lease liabilities	17,940	12,728
Total lease liabilities	$23,763	$17,464

Weighted average remaining lease term (in years):	5.4
Weighted average discount rate:	4.5%

Supplemental cash flow information related to leases is as follows:

	For the Year Ended
	January 1, 2022	January 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,144	$4,077
Non-cash impact of new leases and lease modifications	$10,827	$1,270

Maturities of lease liabilities are as follows:

2022	$6,794
2023	4,850
2024	4,118
2025	3,814
2026	3,169
Thereafter	4,525
Total lease payments	27,270
Less: Imputed interest	(3,507)
Total lease obligations	23,763
Less: Current lease liabilities	(5,823)
Non-current lease liabilities	$17,940

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the years ended January 1, 2022 and January 2, 2021 is as follows:

	Hydraulics	Electronics	Total
Balance at December 28, 2019	$271,196	$106,373	$377,569
Acquisition of Balboa	—	76,031	76,031
Impairment charge	(31,871)	—	(31,871)
Currency translation	21,804	—	21,804
Balance at January 2, 2021	$261,129	$182,404	$443,533
Acquisition of NEM	32,937	—	32,937
Measurement period adjustment, Balboa Water Group acquisition	—	509	509
Measurement period adjustment, NEM acquisition	(1,330)	—	(1,330)
Acquisition of Joyonway	—	3,309	3,309
Currency translation	(19,071)	49	(19,022)
Balance at January 1, 2022	$273,665	$186,271	$459,936

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

The fair value of the Faster reporting unit was determined based on a combination of income and market approach methodologies. The income approach utilized a discounted cash flow analysis, which estimates the present value of the projected free cash flows to be generated by the reporting unit. Principal assumptions used in the analysis included the Company’s estimates of future revenue and terminal growth rates, margin assumptions and discount rates. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made every effort to estimate future cash flows as accurately as possible, given the high degree of economic uncertainty that existed. The market approaches estimate fair value by comparing to guideline public companies and guideline transactions. Various valuation multiples of companies that are economically and operationally similar were used as data points for selecting multiples. The Company concluded that the estimated fair value of the Faster reporting unit was less than its carrying value, and as a result, recorded a non-cash, non-tax-deductible goodwill impairment charge of $31,871.

Acquired Intangibles Assets

At January 1, 2022 and January 2, 2021, intangible assets consisted of the following:

		January 1, 2022			January 2, 2021
	Useful life (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Trade names and brands	10-20	$83,443	$(15,216)	$68,227	$80,402	$(11,188)	$69,214
Non-compete agreements	4 - 5	3,218	(1,092)	2,126	950	(776)	174
Technology	7 - 13	50,425	(16,729)	33,696	45,955	(12,368)	33,587
Supply agreement	10	21,000	(10,675)	10,325	21,000	(8,575)	12,425
Customer relationships	8 - 26	336,809	(43,488)	293,321	330,406	(31,431)	298,975
Sales order backlog	0.5	1,023	(1,023)	—	8,000	(3,000)	5,000
Workforce	5	6,077	(1,013)	5,064	—	—	—
		$501,995	$(89,236)	$412,759	$486,713	$(67,338)	$419,375

Amortization expense on acquired intangibles assets for the 2021, 2020 and 2019 fiscal years was approximately $32,811, $22,114 and $18,065, respectively. Future estimated amortization expense is presented below.

Year:
2022	$27,993
2023	27,934
2024	27,279
2025	27,072
2026	25,264
Thereafter	277,217
Total	$412,759

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

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	January 1, 2022	January 2, 2021	Location	January 1, 2022	January 2, 2021
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$1,521	$—	Other non-current liabilities	$3,248	$7,679

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	866	169	Other current liabilities	51	1,413
Forward foreign exchange contracts	Other assets	174	42	Other non-current liabilities	—	138
Total derivatives		$2,561	$211		$3,299	$9,230
(1) See Note 4 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the 2021 and 2020 years are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	January 1, 2022	January 2, 2021	into Earnings (Effective Portion)	January 1, 2022	January 2, 2021
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$5,952	$(1,887)	Interest expense, net	$(4,219)	$(3,712)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $16,871 and $13,286 for the years ended January 1, 2022 and January 2, 2021, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	January 1, 2022	January 2, 2021	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$4,685	$(5,458)	Foreign currency transaction gain loss, net

Interest Rate Swap Contracts

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

The Company has entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with the transactions, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $270,000, with periodic decreases, have been designated as hedging instruments and are accounted for as cash flow hedges. The interest rate swaps are scheduled to expire in April 2023 and October 2025. The contracts are settled with the respective counterparties on a net basis at each settlement date. Assuming LIBOR rates consistent with year-end, the estimated losses included in AOCI at January 1, 2022, that are expected to be reclassified into earnings during the 2022 fiscal year total $4,238.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At January 1, 2022, the Company had seven forward foreign exchange contracts with an aggregate notional value of €44,662, maturing at various dates through June 2023.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90,000 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $102,312 as of January 1, 2022 and is included in the Revolving line of credit line item in the Consolidated Balance Sheets. The gain on the net investment hedge recorded in AOCI as part of the currency translation adjustment was $5,857, net of tax, for the year ended January 1, 2022.

10. CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	January 1, 2022	January 2, 2021
Long-term non-revolving debt:
Term loan with PNC Bank	Oct 2025	$190,000	$200,000
Term loan with Intesa Sanpaolo S.p.A.	Dec 2021	—	6,106
Term loans with Citibank	Various	12,416	400
Other long-term debt	Various	90	264
Total long-term non-revolving debt		202,506	206,770
Less: current portion of long-term non-revolving debt		18,125	16,229
Less: unamortized debt issuance costs		484	609
Total long-term non-revolving debt, net		$183,897	$189,932

Information on the Company's revolving credit facilities is as follows:

		Balance		Available credit
	Maturity Date	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Revolving line of credit with PNC Bank	Oct 2025	$242,312	$255,909	$157,487	$144,045
Revolving line of credit with Citibank	Sep 2022	$711	$315	$548	$1,982

Future maturities of total debt are as follows:

Year:
2022	$18,963
2023	19,430
2024	24,824
2025	382,312
Total	$445,529

Term Loan and Line of Credit with PNC Bank

The Company has a credit agreement that includes a revolving line of credit and term loan credit facility with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The revolving line of credit allows for borrowings up to an aggregate maximum principal amount of $400,000. Borrowings under the line of credit bear interest at defined rates plus an applicable margin based on the Company's leverage ratio.

The credit agreement requires the Company to comply with a number of restrictive covenants, including limitations on the Company’s ability to incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, joint ventures, consolidation and asset sales; and pay dividends and distributions. The Company (together with its subsidiaries) is also required to comply with certain financial tests, including a minimum interest coverage ratio (as defined therein) of 3.0 to 1.0 and a maximum leverage ratio of 3.75 to 1.0. As of January 1, 2022, the Company was in compliance with all covenants related to the credit agreement.

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

The effective interest rate on the credit agreement at January 1, 2022, was 2.08%. Interest expense recognized on the credit agreement during the years ended January 1, 2022, January 2, 2021 and December 28, 2019 was $12,339, $9,500 and $14,149, respectively.

Term Loan with Intesa Sanpaolo S.p.A.

The Company had an agreement with Intesa Sanpaolo S.p.A. that provided an unsecured term loan of €5,000. The loan matured in December 2021, at which time the remaining balance was paid in full.

Term Loans and Line of Credit with Citibank

The Company has an uncommitted fixed asset facility agreement (the “Fixed Asset Facility”), short-term revolving facility agreement (the “Working Capital Facility”) and term loan facility agreement (the “Shanghai Branch Term Loan Facility”) with Citibank (China) Co., Ltd. Shanghai Branch, as lender.

Under the Fixed Asset Facility, the Company may, from time-to-time for a period of 180 days, borrow amounts on a secured basis up to a total of RMB 6,000. The proceeds of such loans may be used for purchases of certain equipment. Outstanding borrowings under the Fixed Asset Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.50%, to be repaid on a specified schedule with the final payment due in May 2023.

Under the Working Capital Facility, the Company may from time to time borrow amounts on an unsecured revolving facility of up to a total of RMB 8,000. Proceeds may only be used for expenditures related to production at the Company’s facility located in Kunshan City, China. Outstanding borrowings under the Working Capital Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 0.50%. All outstanding balances will be due in September 2022.

Under the Shanghai Branch Term Loan Facility, the Company borrowed on a secured basis RMB 42,653. The proceeds were used to fund the acquisition of Joyonway. Outstanding borrowings under the Shanghai Branch Term Loan Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.50%, to be repaid on a specified schedule with the final payment due in October 2024.

In December 2021, the Company entered into a term loan facility agreement (the “Sydney Branch Term Loan Facility”) with Citibank, N.A., Sydney Branch, as lender. Under the Sydney Branch Term Loan Facility, the Company borrowed on a secured basis AUD 7,500. The proceeds were used to repay other existing debt. Outstanding borrowings under the Sydney Branch Term Loan Facility accrue interest at a rate equal to the Australian Bank Bill Swap Reference Rate plus 2.00%, to be repaid throughout the term of the loan with a final payment due date of December 2024.

As of the date of this filing, the Company was in compliance with all debt covenants related to the Fixed Asset Facility, Working Capital Facility and Term Loan Facilities.
11. DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $11,637, $11,556 and $11,532 to shareholders in 2021, 2020 and 2019, respectively.

The Company declared the following regular quarterly dividends to shareholders during 2021, 2020 and 2019. The dividends were declared to shareholders of record on the 5th day following the respective quarter end and paid on the 20th day of each month following the date of declaration.

	2021	2020	2019
First quarter	$0.09	$0.09	$0.09
Second quarter	0.09	0.09	0.09
Third quarter	0.09	0.09	0.09
Fourth quarter	0.09	0.09	0.09

12. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	January 1, 2022	January 2, 2021	December 28, 2019
United States	$87,122	$30,619	$51,007
Foreign	44,057	(6,572)	24,300
Total	$131,179	$24,047	$75,307

The Company derives its pretax income based on the consolidated results of its legal entities. Products manufactured in the U.S. are sold worldwide and are the primary reason that pretax income in the U.S. is higher than foreign pretax income. The U.S. legal entities had third-party export sales of $166,900, $106,147 and $105,976 for the 2021, 2020 and 2019 years, respectively. Foreign pretax income is impacted by the level of foreign manufacturing, sales at varying market levels, as well as direct sales to large OEM customers.

The components of the income tax provision (benefit) are as follows:

	For the year ended
	January 1, 2022	January 2, 2021	December 28, 2019
Current tax expense (benefit):
United States	$10,727	$3,251	$7,380
State and local	3,129	1,166	(388)
Foreign	17,245	7,430	9,107
Total current	31,101	11,847	16,099
Deferred tax expense (benefit):
United States	(1,126)	3,190	665
State and local	230	(326)	58
Foreign	(3,622)	(4,882)	(1,783)
Total deferred	(4,518)	(2,018)	(1,060)
Total income tax provision	$26,583	$9,829	$15,039

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	January 1, 2022	January 2, 2021	December 28, 2019
U.S. federal taxes at statutory rate	$27,547	$5,057	$15,815
Increase (decrease)
986(c) FX gain/(loss)	—	—	(281)
Foreign withholding tax	93	326	—
Capitalized transaction costs	—	387	—
Foreign income taxed at different rate	3,573	1,363	1,446
FDII deduction	(3,220)	(1,265)	(1,790)
Changes in estimates related to prior years including foreign	(206)	(2,530)	—
Goodwill impairment	—	6,693	—
State and local taxes, net	2,702	595	(73)
Current year tax credits	(490)	(674)	(663)
Foreign deferred other true up	(1,628)	—	—
Change in reserve	(1,930)	(453)	957
Foreign patent box benefit	—	—	(1,213)
Increase in valuation allowance	—	—	116
Other	142	330	725
Income tax provision	$26,583	$9,829	$15,039

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of January 1, 2022 and January 2, 2021, are presented below:

	January 1, 2022	January 2, 2021
Deferred tax assets:
Foreign tax benefit of U.S. reserves	$1,849	$5,086
Net operating losses	5,186	6,159
Inventory	3,029	2,495
Intangible assets and goodwill	675	675
Accrued expenses and other	6,618	5,485
Other comprehensive income	3,411	—
Total deferred tax assets	20,768	19,900
Less: Valuation allowance	(428)	(428)
Net deferred tax assets	20,340	19,472
Deferred tax liabilities:
Depreciation	(9,572)	(7,493)
Intangible assets and goodwill	(79,352)	(82,126)
Other deferred tax liabilities	(318)	(1,564)
Other comprehensive income	—	(508)
Total deferred tax liabilities	(89,242)	(91,691)
Net deferred tax liabilities	$(68,902)	$(72,219)

As of January 1, 2022, the Company has federal net operating loss (“NOL”) carryforwards of approximately $10,961, Oklahoma NOLs carryforwards of $13,945 and California NOL carryforwards of $33,819. The Oklahoma NOLs are expected to be fully utilized by 2023. The federal and California NOLs were generated by Balboa during pre-acquisition tax years 2011-2019 and are subject to a 20-year carryforward period. As a result of the acquisition, both the federal and the California NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percent. Additionally, California enacted legislation in June 2020 to suspend the usage of NOLs for tax years 2020, 2021 and 2022. Despite these limitations, the Company expects to fully utilize the federal NOLs by 2027 and the California NOLs by 2024 and thus has recorded a deferred tax asset of $5,186 for all NOLs.

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the fiscal years 2021 and 2020, management has determined that no material valuation allowances were required.

The Company accounts for investment tax credits utilizing the deferral method. Investment tax credits generated in 2021 totaled $1,122.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - December 29, 2018	$6,113
Increases from positions taken during prior periods	1,121
Increases from positions taken during current period	817
Settled positions	—
Lapse of statute of limitations	—
Unrecognized tax benefits - December 28, 2019	$8,051
Increases from positions taken during prior periods	656
Increases from positions taken during current period	459
Current year acquisitions	3,170
Settled positions	(947)
Lapse of statute of limitations	—
Unrecognized tax benefits - January 2, 2021	$11,389
Increases from positions taken during prior periods	(175)
Increases from positions taken during current period	610
Current year acquisitions	—
Settled positions	—
Lapse of statute of limitations	(2,824)
Unrecognized tax benefits - January 1, 2022	$9,000

At January 1, 2022, the Company had unrecognized tax benefits of $9,000 including accrued interest. If recognized, $2,500 of unrecognized tax benefits would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of January 1, 2022, is not considered material to the Company’s Consolidated Financial Statements.

The Company is currently under state audit and remains subject to income tax examinations in the U.S. and various state and foreign jurisdictions for tax years 2009-2019. Although the Company is not currently under examination in most jurisdictions, limited transfer pricing disputes exist for years dating back to 2008. The Company believes it has adequately reserved for income taxes that could result from any audit adjustments. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months.

13. STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan (“2019 Plan”) and its predecessor equity plan provide for the grant of shares of restricted stock, restricted share units, stock options, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. As of January 1, 2022, 909,260 shares remained available to be issued through the 2019 Plan.

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

Compensation expense recognized for restricted stock and RSUs totaled $5,954, $4,182 and $3,465 for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively.

The following table summarizes restricted stock and RSU activity for the 2021 fiscal year:

	Number of shares / units (in thousands)	Weighted average grant-date fair value per share
Nonvested balance at January 2, 2021	239	$38.95
Granted	108	57.48
Vested	(79)	41.63
Forfeited	(31)	45.99
Nonvested balance at January 1, 2022 (1)	237	$45.58

(1) Includes 96,858 nonvested performance-based RSUs.

The grant date fair value of restricted stock and RSUs granted during the 2021, 2020 and 2019 fiscal years totaled $6,212, $6,843 and $5,079, respectively.

The Company had $6,132 of total unrecognized compensation cost related to the RSU awards as of January 1, 2022. That cost is expected to be recognized over a weighted average period of 1.5 years.

Stock Options

In 2020 and 2021, the Company granted stock options to its officers. As of January 1, 2022, there were 23,063 unvested options and 3,673 vested unexercised options. The exercise prices per share, which range from $35.04 to $55.30, are equal to the market price of Helios stock on the respective grant dates. The options vest ratable over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model. At January 1, 2022, the Company had $270 of unrecognized compensation cost related to the options which is expected to be recognized over a weighted average period of 1.9 years.

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

Employees purchased 29,420 shares at a weighted average price of $60.71, and 43,574 shares at a weighted average price of $30.86, under the ESPP and UK Plan during the years ended January 1, 2022 and January 2, 2021, respectively. The Company recognized $659, $431 and $551 of compensation expense during the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. At January 1, 2022, 382,209 shares remained available to be issued through the ESPP and the U.K. plan.

Non-Employee Director Fees Plan

In March 2012, the board of directors adopted the Sun Hydraulics Corporation 2012 Non-Employee Director Fees Plan (the “2012 Directors Plan”), which was approved by the shareholders of the Company at its 2012 annual meeting. Under the 2012 Directors Plan, Non-Employee Directors are compensated for their board service solely in shares of common stock. In February 2015, the board adopted amendments to the 2012 Directors Plan, which revised the compensation for Non-Employee Directors. Each Non-Employee Director receives an annual retainer of 2,000 shares of Common Stock. The Chairman's retainer is twice that of a regular director, and the retainer for the chairs of each Board Committee is 150% that of a regular director. In addition, each Non-Employee Director receives 250 shares of Common Stock for attendance at each Board meeting and each meeting of each committee of the board on which he or she serves when the committee meeting is not held within one day of a meeting of the board. In June 2015, the Company's shareholders approved the amendments to the 2012 Directors Plan at its 2015 annual meeting.

Effective January 1, 2022, the board terminated the 2012 Directors Plan and approved a new Helios Technologies, Inc. Non-Employee Director Compensation Policy (the “Director Compensation Policy”), which revised the compensation for Non-Employee Directors. Under the Director Compensation Policy, each Non-Employee Director will be compensated through: (1) a cash award of $22 for attendance at each Board meeting, (2) equity-based compensation through a restricted stock award granted pursuant to the 2019 Plan equal to $39 and (3) an additional restricted stock award under the 2019 Plan equal to: (a) $27 if the Non-Employee Director serves as Chair of the Board, (b) $5 if the Director serves as the Chair of the Audit and Compensation Committee and (c) $3 if the Director serves as the Chair of the ESG and Nominating Committee.

The board has the authority to change from time to time, in any manner it deems desirable or appropriate, the compensation to be awarded to all or any one or more Non-Employee Directors. Directors were granted 26,500 and 26,675 shares for the years ended January 1, 2022 and January 2, 2021, respectively. The Company recognized director stock compensation expense of $2,202, $1,178 and $1,162 for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively.

14. EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all of its eligible U.S. employees. Employer contribution costs recognized under the retirement plan amounted to approximately $2,982, $2,373 and $3,511 during 2021, 2020 and 2019, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll statutes. These benefits amounted to approximately $3,408, $3,591 and $1,905 during 2021, 2020 and 2019, respectively.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 29, 2018	$(2,309)	$(43,944)	$(46,253)
Other comprehensive loss before reclassifications	(2,616)	(9,515)	(12,131)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(866)	—	(866)
Tax effect	419	3,467	3,886
Net current period other comprehensive loss	(3,063)	(6,048)	(9,111)
Balance at December 28, 2019	$(5,372)	$(49,992)	$(55,364)
Other comprehensive income before reclassifications	975	27,306	28,281
Amounts reclassified from accumulated other comprehensive loss, net of tax	(2,862)	—	(2,862)
Tax effect	1,337	(5,732)	(4,395)
Net current period other comprehensive (loss) income	(550)	21,574	21,024
Balance at January 2, 2021	$(5,922)	$(28,418)	$(34,340)
Other comprehensive income (loss) before reclassifications	9,205	(24,520)	(15,315)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(3,253)	—	(3,253)
Tax effect	(1,364)	5,283	3,919
Net current period other comprehensive income (loss)	4,588	(19,237)	(14,649)
Balance at January 1, 2022	$(1,334)	$(47,655)	$(48,989)

The following table presents reclassifications out of accumulated other comprehensive loss:

Details about Accumulated Other	Affected Line Item in the Consolidated	For the year Ended
Comprehensive Income Components	Statements of Operations	January 1, 2022	January 2, 2021	December 28, 2019
Derivative financial instruments
Interest rate swaps	Interest expense, net	$(4,219)	$(3,712)	$(1,110)
	Tax benefit	966	850	244
	Net of tax	$(3,253)	$(2,862)	$(866)

Total reclassifications for the period		$(3,253)	$(2,862)	$(866)

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

The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment, specialty vehicles, therapy baths and traditional and swim spas. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware and sustaining engineering teams. Product categories include traditional mechanical and electronic gauge instrumentation, plug and go CAN-based instruments, robust environmentally sealed controllers, pumps and jets, hydraulic controllers, engineered panels and application specialists, process monitoring instrumentation, proprietary hardware and software development, printed circuit board assembly and wiring harness design and manufacturing and after-market support through global distribution.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the year ended January 1, 2022, these unallocated costs totaled $42,210 and include certain corporate costs not deemed to be allocable to either business segment of $250, acquisition transaction costs of $3,978, amortization of acquisition-related inventory step up to fair value of $558, amortization of acquisition-related intangible assets of $32,811 and other acquisition and integration related costs of $4,613. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated Financial Statements.

The following table presents financial information by reportable segment for the last three fiscal years:

	2021	2020	2019
Net sales:
Hydraulics	$516,449	$407,192	$442,812
Electronics	352,736	115,848	111,853
Total	$869,185	$523,040	$554,665
Operating income:
Hydraulics	$119,824	$81,996	$86,027
Electronics	71,695	19,363	21,994
Corporate and other	(42,210)	(65,947)	(17,906)
Total	$149,309	$35,412	$90,115
Capital expenditures:
Hydraulics	$17,485	$11,725	$22,221
Electronics	9,309	2,855	2,804
Total	$26,794	$14,580	$25,025
Total assets:
Hydraulics	$821,836	$765,155	$768,324
Electronics	585,739	523,502	251,252
Corporate	7,771	8,322	2,175
Total	$1,415,346	$1,296,979	$1,021,751

Geographic Region Information:

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude ROU assets. The following table presents financial information by region for the last three fiscal years:

	2021	2020	2019
Net sales
Americas	$425,506	$224,470	$258,542
EMEA	222,015	142,062	150,091
APAC	221,664	156,508	146,032
Total	$869,185	$523,040	$554,665

Tangible long-lived assets
Americas	$97,649	$96,752	$87,104
EMEA	35,829	31,091	28,436
APAC	17,956	18,718	18,004
Total	$151,434	$146,561	$133,544

17. RELATED PARTY TRANSACTIONS

The Company purchases from and sells inventory to entities partially owned or managed by directors of Helios. For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, inventory sales to the entities totaled $3,374, $3,493 and $1,441, respectively, and inventory purchases from the entities totaled $3,222, $4,310 and $4,732, respectively.

At January 1, 2022 and January 2, 2021, total amounts due from the entities totaled $344 and $528, respectively, and total amounts due to the entity totaled $0 and $421, respectively.

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

Letters of Credit

In the ordinary course of business, we are at times required to post letters of credit. The letters of credit are issued by financial institutions to guarantee our obligations to various parties. We were contingently liable for $561 of standby letters of credit with financial institutions as of January 1, 2022.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of January 1, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended January 1, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. This report appears on page 46.

ITEM 9B. OTHER INFORMATION

On February 25, 2022, the Company and Melanie Nealis, formerly Chief Legal & Compliance Officer and Secretary, entered into an Advisory Services Agreement in which Ms. Nealis, whose employment ended with the Company on March 1, 2022, agreed to provide certain consulting services to the Company during a transition period in exchange for continuation of salary up to and through December 17, 2022, as well as continued coverage for health benefits under the Company’s employee benefit plan and the full vesting of the RSU award, dated April 27, 2020, which vesting shall occur on April 26, 2022. A copy of the Advisory Services Agreement is attached hereto as Exhibit 10.30 and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICITIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MATTERS

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2022 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2022 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

Delinquent Section 16(a) Reports

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2022 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2022 Proxy Statement under the caption "Governance of the Company" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation" in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption "Equity Compensation Plan Information" in our 2022 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions" and “Independence and Committees of the Board of Directors" in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm" in our 2022 Proxy Statement and is incorporated herein by reference.

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

2.2

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

3.5	Fourth Amended and Restated Bylaws dated June 4, 2021 (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed on June 7, 2021 and incorporated herein by reference).

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

10.12+	Helios Technologies, Inc. 2022 Non-Employee Director Compensation Policy (filed herewith).

10.13+

Sun Hydraulics Limited Share Incentive Plan (previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on March 27, 2009 (File Number 333158245), and incorporated herein by reference).

10.14+	Form of Executive Officer Continuity Agreement (previously filed as Exhibit 10.3+ to the Company’s Form 8-K filed on June 18, 2019, and incorporated herein by reference).

10.15+	Form of Executive Officer Severance Agreement (previously filed as Exhibit 10.2+ to the Company’s Form 8-K filed on June 18, 2019, and incorporated herein by reference).

10.16+

Executive Officer Severance Agreement between Josef Matosevic and Helios Technologies, Inc., dated June 1, 2020 (previously filed as Exhibit 10.1+ to the Company’s Form 8-K filed on May 15, 2020, and incorporated herein by reference).

10.17+

Amended and Restated Executive Officer Severance Agreement between Josef Matosevic and Helios Technologies, Inc., dated as of June 4, 2021 (previously filed as Exhibit 10.4+ to the Company’s Form 8-K filed on June 7, 2021 and incorporated herein by reference).

10.18

Revolving Credit Facility Credit Agreement, dated July 29, 2016, between Sun Hydraulics Corporation and PNC Capital Markets LLC, SunTrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 99.1 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.19	Pledge Agreement dated July 29, 2016 (previously filed as Exhibit 99.2 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.20	Revolving Credit Note dated July 29, 2016 (previously filed as Exhibit 99.3 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.21

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

10.22

First Amendment to Second Amended and Restated Credit Agreement among Helios Technologies, Inc. as Borrower, the Guarantor parties thereto, the financial institutions party thereto from time to time as lenders, and PNC Bank, National Association, as Administrative Agent, dated July 1, 2021 (previously filed as Exhibit 10.3 to the Company’s Report on Form 10-Q on August 10, 2021, and incorporated herein by reference).

10.23

Second Amendment to Second Amended and Restated Credit Agreement among Helios Technologies, Inc. as Borrower, the Guarantor parties thereto, the financial institutions party thereto from time to time as lenders, and PNC Bank, National Association, as Administrative Agent, dated November 19, 2021 (filed herewith).*

10.24+

Employment Agreement between Matteo Arduini and Helios Technologies, Inc., dated December 20, 2018, as amended on February 28, 2020 and December 16, 2020 (previously filed as Exhibit 10.22+ to the Company's Report on Form 10-K filed on March 2, 2021, and incorporated herein by reference).

10.25+	Helios Technologies 2020 Executive Compensation Policy (previously filed as Exhibit 10.1+ to the Company’s Form 8-K filed on March 3, 2020, and incorporated herein by reference).

10.26+	Form of Restricted Stock Unit and Stock Option Agreement (previously filed as Exhibit 10.2+ to the Company’s Form 8-K filed on March 3, 2020, and incorporated herein by reference).

10.27+	Form of Special Retention Restricted Stock Unit Agreement (previously filed as Exhibit 10.1+ to the Company’s Form 8-K filed on April 28, 2020, and incorporated herein by reference).

10.28+

Separation Agreement between Jinger McPeak and Helios Technologies Inc., dated April 30, 2021 (previously filed as Exhibit 10.1+ to the Company’s Form 10-Q filed on August 10, 2021, and incorporated herein by reference).

10.29+	Separation Agreement between Melanie Nealis and Helios Technologies, Inc., dated January 3, 2022 (filed herewith).

10.30+	Advisory Services Agreement between Melanie Nealis and Helios Technologies, Inc., dated February 25, 2022 (filed herewith).

14	Helios Code of Business Conduct and Ethics (previously filed as exhibit 14 to the Company's Report on Form 10-K filed on March 2, 2021, and incorporated herein by reference).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 1, 2022, has been formatted in Inline XBRL.

+ Executive management contract or compensatory plan or arrangement.

* Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2022.

HELIOS TECHNOLOGIES, INC.

By:	/s/ Josef Matosevic
Josef Matosevic, President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Josef Matosevic	President, Chief Executive Officer and Director	March 1, 2022
Josef Matosevic

/s/ Tricia L. Fulton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
Tricia L. Fulton

/s/ Philippe Lemaitre	Director, Chairman of the Board of Directors	March 1, 2022
Philippe Lemaitre

/s/ Marc Bertoneche	Director	March 1, 2022
Marc Bertoneche

/s/ Laura Dempsey Brown	Director	March 1, 2022
Laura Dempsey Brown

/s/ Cariappa M. Chenanda	Director	March 1, 2022
Cariappa M. Chenanda