Form 10-Q
period 2022-04-02
HELIOS TECHNOLOGIES, INC.
filed 2022-05-10
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

The registrant had 32,485,571 shares of common stock, par value $.001, outstanding as of April 29, 2022.

Helios Technologies, Inc.

INDEX

For the quarter ended

April 2, 2022

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	April 2, 2022	January 1, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,019	$28,540
Restricted cash	39	41
Accounts receivable, net of allowance for credit losses of $1,119 and $1,212	151,350	134,561
Inventories, net	180,290	165,629
Income taxes receivable	1,796	2,762
Other current assets	21,871	20,101
Total current assets	388,365	351,634
Property, plant and equipment, net	170,411	174,210
Deferred income taxes	4,183	2,934
Goodwill	452,654	459,936
Other intangible assets, net	399,946	412,759
Other assets	19,322	13,873
Total assets	$1,434,881	$1,415,346
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$89,117	$85,301
Accrued compensation and benefits	18,636	28,595
Other accrued expenses and current liabilities	29,863	28,254
Current portion of long-term non-revolving debt, net	18,141	18,125
Dividends payable	2,924	2,917
Income taxes payable	14,362	6,328
Total current liabilities	173,043	169,520
Revolving line of credit	238,932	242,312
Long-term non-revolving debt, net	179,864	183,897
Deferred income taxes	70,144	71,836
Other noncurrent liabilities	37,262	38,818
Total liabilities	699,245	706,383
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000 shares authorized, 32,478 and 32,407 shares issued and outstanding	32	32
Capital in excess of par value	395,873	394,641
Retained earnings	390,831	363,279
Accumulated other comprehensive loss	(51,100)	(48,989)
Total shareholders' equity	735,636	708,963
Total liabilities and shareholders' equity	$1,434,881	$1,415,346

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	April 2, 2022	April 3, 2021
	(unaudited)	(unaudited)
Net sales	$240,547	$204,844
Cost of sales	156,904	129,477
Gross profit	83,643	75,367
Selling, engineering and administrative expenses	33,776	30,561
Amortization of intangible assets	6,980	10,198
Operating income	42,887	34,608
Interest expense, net	3,809	4,751
Foreign currency transaction (gain) loss, net	(924)	464
Other non-operating expense (income), net	750	(1)
Income before income taxes	39,252	29,394
Income tax provision	8,774	6,807
Net income	$30,478	$22,587

Net income per share:
Basic	$0.94	$0.70
Diluted	$0.94	$0.70

Weighted average shares outstanding:
Basic	32,439	32,193
Diluted	32,565	32,345

Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
	(unaudited)	(unaudited)
Net income	$30,478	$22,587
Other comprehensive loss
Foreign currency translation adjustments, net of tax	(7,735)	(9,118)
Unrealized gain on interest rate swap, net of tax	5,624	1,705
Total other comprehensive loss	(2,111)	(7,413)
Comprehensive income	$28,367	$15,174

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at January 1, 2022	—	$—	32,407	$32	$394,641	$363,279	$(48,989)	$708,963
Shares issued, restricted stock			64		70			70
Shares issued, ESPP			7		530			530
Stock-based compensation					2,494			2,494
Cancellation of shares for payment of employee tax withholding					(1,862)			(1,862)
Dividends declared						(2,926)		(2,926)
Net income						30,478		30,478
Other comprehensive loss							(2,111)	(2,111)
Balance at April 2, 2022	—	$—	32,478	$32	$395,873	$390,831	$(51,100)	$735,636

Balance at January 2, 2021	—	$—	32,120	$32	$371,778	$270,320	$(34,340)	$607,790
Shares issued, restricted stock			30					—
Shares issued, other compensation			7					—
Shares issued, ESPP			10		333			333
Shares issued, acquisition			63		3,624			3,624
Stock-based compensation					2,107			2,107
Cancellation of shares for payment of employee tax withholding			(4)		(848)			(848)
Dividends declared						(2,900)		(2,900)
Net income						22,587		22,587
Other comprehensive loss							(7,413)	(7,413)
Balance at April 3, 2021	—	$—	32,226	$32	$376,994	$290,007	$(41,753)	$625,280

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$30,478	$22,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,554	15,237
Stock-based compensation expense	2,494	2,107
Amortization of debt issuance costs	125	125
Benefit for deferred income taxes	(1,082)	(906)
Forward contract gains, net	(1,577)	(2,402)
Other, net	696	32
(Increase) decrease in:
Accounts receivable	(17,418)	(28,051)
Inventories	(15,471)	(10,809)
Income taxes receivable	938	565
Other current assets	(2,403)	(2,614)
Other assets	2,202	2,139
Increase (decrease) in:
Accounts payable	4,136	13,912
Accrued expenses and other liabilities	(8,053)	(2,147)
Income taxes payable	8,177	6,126
Other noncurrent liabilities	(1,108)	(819)
Net cash provided by operating activities	14,688	15,082
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	1,271	(1,000)
Amounts paid for net assets acquired	—	(2,400)
Capital expenditures	(5,630)	(5,036)
Proceeds from dispositions of equipment	1,837	35
Cash settlement of forward contracts	707	1,544
Software development costs	(874)	(623)
Net cash used in investing activities	(2,689)	(7,480)
Cash flows from financing activities:
Borrowings on revolving credit facilities	23,548	6,602
Repayment of borrowings on revolving credit facilities	(23,605)	(8,500)
Repayment of borrowings on long-term non-revolving debt	(4,201)	(4,029)
Proceeds from stock issued	600	333
Dividends to shareholders	(2,917)	(2,891)
Other financing activities	(2,259)	(974)
Net cash used in financing activities	(8,834)	(9,459)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,312	2,565
Net increase in cash, cash equivalents and restricted cash	4,477	708
Cash, cash equivalents and restricted cash, beginning of period	28,581	25,257
Cash, cash equivalents and restricted cash, end of period	$33,058	$25,965

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on March 1, 2022. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three months ended April 2, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2022.

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

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$30,478	$22,587

Weighted average shares outstanding - Basic	32,439	32,193
Net effect of dilutive securities - Stock based compensation	126	152
Weighted average shares outstanding - Diluted	32,565	32,345

Net income per share:
Basic	$0.94	$0.70
Diluted	$0.94	$0.70

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at April 2, 2022 and January 1, 2022.

	April 2, 2022
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contract	$6,884	$—	$6,884	$—
Forward foreign exchange contracts	1,860	—	1,860	—
Total	$8,744	$—	$8,744	$—
Liabilities
Interest rate swap contract	$1,237	$—	$1,237	$—
Contingent consideration	7,131	—	—	7,131
Total	$8,368	$—	$1,237	$7,131

	January 1, 2022
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contract	$1,521	$—	$1,521	$—
Forward foreign exchange contracts	1,040	—	1,040	—
Total	$2,561	$—	$2,561	$—
Liabilities
Interest rate swap contract	$3,248	$—	$3,248	$—
Forward foreign exchange contracts	51	—	51	—
Contingent consideration	6,400	—	—	6,400
Total	$9,699	$—	$3,299	$6,400

A summary of the changes in the estimated fair value of contingent consideration at April 2, 2022 is as follows:

Balance at January 1, 2022	$6,400
Change in estimated fair value	863
Accretion in value	(25)
Currency remeasurement	(107)
Balance at April 2, 2022	$7,131

4. INVENTORIES, NET

At April 2, 2022 and January 1, 2022, inventory consisted of the following:

	April 2, 2022	January 1, 2022
Raw materials	$98,458	$90,487
Work in process	44,230	34,713
Finished goods	48,129	50,638
Provision for obsolete and slow moving inventory	(10,527)	(10,209)
Total	$180,290	$165,629

5. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, that are classified as operating leases. Remaining terms on these leases range from less than one year to ten years. For the three months ended April 2, 2022 and April 3, 2021, operating lease costs totaled $1,735 and $1,395, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	April 2, 2022	January 1, 2022
Right-of-use assets	$21,524	$22,776
Lease liabilities:
Current lease liabilities	$5,417	$5,823
Non-current lease liabilities	17,134	17,940
Total lease liabilities	$22,551	$23,763

Weighted average remaining lease term (in years):	5.2
Weighted average discount rate:	4.5%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,755	$1,355
Non-cash impact of new leases and lease modifications	$108	$204

Maturities of lease liabilities are as follows:

2022 Remaining	$5,035
2023	4,903
2024	4,209
2025	3,863
2026	3,208
2027	1,390
Thereafter	3,202
Total lease payments	25,810
Less: Imputed interest	(3,259)
Total lease obligations	22,551
Less: Current lease liabilities	(5,417)
Non-current lease liabilities	$17,134

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the three months ended April 2, 2022, is as follows:

	Hydraulics	Electronics	Total
Balance at January 1, 2022	$273,665	$186,271	$459,936
Measurement period adjustment, Joyonway acquisition	—	66	66
Measurement period adjustment, NEM acquisition	(37)	—	(37)
Currency translation	(7,308)	(3)	(7,311)
Balance at April 2, 2022	$266,320	$186,334	$452,654

Acquired Intangible Assets

At April 2, 2022 and January 1, 2022, intangible assets consisted of the following:

	April 2, 2022			January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$81,962	$(15,419)	$66,543	$83,443	$(15,216)	$68,227
Non-compete agreements	2,265	(283)	1,982	3,218	(1,092)	2,126
Technology	49,536	(17,534)	32,002	50,425	(16,729)	33,696
Supply agreement	21,000	(11,200)	9,800	21,000	(10,675)	10,325
Customer relationships	331,173	(46,314)	284,859	336,809	(43,488)	293,321
Workforce	6,077	(1,317)	4,760	6,077	(1,013)	5,064
	$492,013	$(92,067)	$399,946	$500,972	$(88,213)	$412,759

Amortization expense on acquired intangible assets for the three months ended April 2, 2022 and April 3, 2021, was $6,980 and $10,198, respectively. Future estimated amortization expense is presented below.

Year:
2022 Remaining	$20,755
2023	27,639
2024	26,984
2025	26,775
2026	24,965
2027	21,692
Thereafter	251,136
Total	$399,946

7. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	April 2, 2022	January 1, 2022	Location	April 2, 2022	January 1, 2022
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$6,884	$1,521	Other non-current liabilities	$1,237	$3,248
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	1,536	866	Other current liabilities	—	51
Forward foreign exchange contracts	Other assets	324	174	Other non-current liabilities	—	—
Total derivatives		$8,744	$2,561		$1,237	$3,299
(1) See Note 3 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the three months ended April 2, 2022 and April 3, 2021, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	April 2, 2022	April 3, 2021	into Earnings (Effective Portion)	April 2, 2022	April 3, 2021
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$7,374	$2,210	Interest expense, net	$(1,098)	$(1,079)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $3,809 and $4,751 for the three months ended April 2, 2022 and April 3, 2021, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	April 2, 2022	April 3, 2021	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$1,577	$2,402	Foreign currency transaction gain loss, net

Interest Rate Swap Contracts

The Company has entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with the transactions, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swaps are designated as hedging instruments and are accounted for as cash flow hedges. The aggregate notional amount of the swaps was $270,000 as of April 2, 2022. The notional amount decreases periodically through the dates of expiration in April 2023 and October 2025. The contracts are settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At April 2, 2022, the Company had seven forward foreign exchange contracts with an aggregate notional value of €40,000, maturing at various dates through September 2023.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90,000 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $99,432 as of April 2, 2022 and is included in the Revolving line of credit line item in the Consolidated Balance Sheets. The gain on the net investment hedge recorded in accumulated other comprehensive income as part of the currency translation adjustment was $2,207, net of tax, for the three months ended April 2, 2022.

8. CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	April 2, 2022	January 1, 2022
Long-term non-revolving debt:
Term loan with PNC Bank	Oct 2025	$186,250	$190,000
Term loans with Citibank	Various	12,155	12,416
Other long-term debt	Various	52	90
Total long-term non-revolving debt		198,457	202,506
Less: current portion of long-term non-revolving debt		18,141	18,125
Less: unamortized debt issuance costs		452	484
Total long-term non-revolving debt, net		$179,864	$183,897

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	April 2, 2022	January 1, 2022	April 2, 2022	January 1, 2022
Revolving line of credit with PNC Bank	Oct 2025	$238,932	$242,312	$157,987	$157,487
Revolving line of credit with Citibank	Jan 2023	1,154	711	1,363	548

Future maturities of total debt are as follows:

Year:
2022 Remaining	$14,694
2023	20,028
2024	24,889
2025	378,932
Total	$438,543

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

The effective interest rate on the credit agreement at April 2, 2022 was 2.35%. Interest expense recognized on the credit agreement during the three months ended April 2, 2022 and April 3, 2021, totaled $2,574 and $3,633, respectively. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

Term Loans and Line of Credit with Citibank

The Company has an uncommitted fixed asset facility agreement (the “Fixed Asset Facility”), short-term revolving facility agreement (the “Working Capital Facility”) and term loan facility agreement (the "Shanghai Branch Term Loan Facility") with Citibank (China) Co., Ltd. Shanghai Branch, as lender.

Under the Fixed Asset Facility, the Company may, from time-to-time for a period of 180 days, borrow amounts on a secured basis up to a total of RMB 6,000. The proceeds of such loans may be used for purchases of certain equipment. Outstanding borrowings under the Fixed Asset Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.50%, to be repaid on a specified schedule. Currently drawn funds have a final payment due in May 2023.

Under the Working Capital Facility, the Company may, from time-to-time, borrow amounts on an unsecured revolving facility up to a total of RMB 16,000. Proceeds may only be used for expenditures related to production at the Company’s facility located in Kunshan City, China. Outstanding borrowings under the Working Capital Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 0.50%. All outstanding balances will be due in January 2023.

Under the Shanghai Branch Term Loan Facility, the Company borrowed on a secured basis RMB 42,653. Outstanding borrowings under the Shanghai Branch Term Loan Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.50%, to be repaid on a specified schedule with the final payment due in October 2024.

The Company has a term loan facility agreement (the “Sydney Branch Term Loan Facility”) with Citibank, N.A., Sydney Branch, as lender. Under the Sydney Branch Term Loan Facility, the Company borrowed on a secured basis AUD 7,500. Outstanding borrowings under the Sydney Branch Term Loan Facility accrue interest at a rate equal to the Australian Bank Bill Swap Reference Rate plus 2.00%, to be repaid throughout the term of the loan with a final payment due date of December 2024.

As of the date of this filing, the Company was in compliance with all debt covenants related to the Fixed Asset Facility, Working Capital Facility and Term Loan Facilities.

9. INCOME TAXES

The provision for income taxes for the three months ended April 2, 2022 and April 3, 2021 was 22.4% and 23.2% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products.

At April 2, 2022, the Company had an unrecognized tax benefit of $9,710 including accrued interest. If recognized, $2,289 of unrecognized tax benefit would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of April 2, 2022 is not considered material to the Company’s consolidated financial statements.

The Company remains subject to income tax examinations in the U.S. and various state and foreign jurisdictions for tax years 2009-2019. Although the Company is not currently under examination in most jurisdictions, limited transfer pricing disputes exist for years dating back to 2008. The Company estimates a net benefit ranging from $0 to $207 could be recognized within the next 12 months due to the expiration of statutes of limitation.

10. STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan ("2019 Plan") and its predecessor equity plan provide for the grant of shares of restricted stock, restricted stock units, stock options, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company.

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

Compensation expense recognized for RSUs totaled $2,259 and $1,360, respectively, for the three months ended April 2, 2022 and April 3, 2021.

The following table summarizes RSU activity for the three months ended April 2, 2022:

		Weighted Average
	Number of Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at January 1, 2022	237	$45.58
Granted	84	99.10
Vested	(74)	48.09
Forfeited	(7)	64.99
Nonvested balance at April 2, 2022 (1)	240	$63.08

(1) Includes 108,339 nonvested performance-based RSUs.

The Company had $12,419 of total unrecognized compensation cost related to the RSU awards as of April 2, 2022. That cost is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

In 2020 and 2021, the Company granted stock options to its officers. As of April 2, 2022, there were 14,931 unvested options and 10,034 vested unexercised options. The exercise prices per share, which range from $35.04 to $55.30, are equal to the market price of Helios stock on the respective grant dates. The options vest ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model. At April 2, 2022, the Company had $234 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 1.7 years.

Director Compensation

Effective January 1, 2022, the board terminated the 2012 Non-Employee Director Fees Plan (the “2012 Directors Plan”) and approved a new Helios Technologies, Inc. Non-Employee Director Compensation Policy (the “Director Compensation Policy”), which revised the compensation for Non-Employee Directors. The Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2019 Plan, which vest over a one year period. Directors were granted 3,799 RSUs during the three months ended April 2, 2022. The Company recognized director stock compensation expense of $23 for the three months ended April 2, 2022.

Directors were granted 7,375 shares of stock and the Company recognized director stock compensation expense of $538 for the three months ended April 3, 2021, under the 2012 Directors Plan.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which U.S. employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom (“UK”), under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. Employees purchased 7,734 shares at a weighted average price of $68.48, and 7,408 shares at a weighted average price of $44.90, under the ESPP and UK plans during the three months ended April 2, 2022 and April 3, 2021, respectively. The Company recognized $91 and $195 of compensation expense during the three months ended April 2, 2022 and April 3, 2021, respectively.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 1, 2022	$(1,334)	$(47,655)	$(48,989)
Other comprehensive income (loss) before reclassifications	8,220	(9,998)	(1,778)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(846)	—	(846)
Tax effect	(1,750)	2,263	513
Net current period other comprehensive income (loss)	5,624	(7,735)	(2,111)
Balance at April 2, 2022	$4,290	$(55,390)	$(51,100)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 2, 2021	$(5,922)	$(28,418)	$(34,340)
Other comprehensive income (loss) before reclassifications	3,019	(11,562)	(8,543)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(809)	—	(809)
Tax effect	(505)	2,444	1,939
Net current period other comprehensive income (loss)	1,705	(9,118)	(7,413)
Balance at April 3, 2021	$(4,217)	$(37,536)	$(41,753)

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the three months ended April 2, 2022, the unallocated costs totaled $9,269 and included certain corporate costs not deemed to be allocable to either business segment of $311, amortization of acquisition-related intangible assets of $6,980 and other acquisition and integration-related costs of $1,978. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

The following table presents financial information by reportable segment:

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales
Hydraulics	$137,106	$119,106
Electronics	103,441	85,738
Total	$240,547	$204,844
Operating income
Hydraulics	$31,633	$28,073
Electronics	20,523	18,280
Corporate and other	(9,269)	(11,745)
Total	$42,887	$34,608
Capital expenditures
Hydraulics	$2,979	$2,635
Electronics	2,651	2,401
Total	$5,630	$5,036

	April 2, 2022	January 1, 2022
Total assets
Hydraulics	$822,540	$821,836
Electronics	598,719	585,739
Corporate	13,622	7,771
Total	$1,434,881	$1,415,346

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right-of-use assets.

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales
Americas	$120,802	$99,341
EMEA	64,703	52,602
APAC	55,042	52,901
Total	$240,547	$204,844

	April 2, 2022	January 1, 2022
Tangible long-lived assets
Americas	$96,190	$97,649
EMEA	34,511	35,829
APAC	18,186	17,956
Total	$148,887	$151,434

13. RELATED PARTY TRANSACTIONS

The Company purchases from, and sells inventory to, entities partially owned or managed by directors of Helios. For the three months ended April 2, 2022 and April 3, 2021, inventory sales to the entities totaled $777 and $749, respectively, and inventory purchases from the entities totaled $0 and $2,107, respectively.

At April 2, 2022 and January 1, 2022, amounts due from the entities totaled $517 and $344, respectively.

In March 2022, the Company completed a sale of real estate to one of its executive officers for $1,850, which sale price was based on the valuation from an independent third-party appraisal. Concurrent with the sale, the Company also purchased real estate from the executive officer for $970, which purchase price reflected a below market valuation based on the original cost of the property to the executive officer, plus the cost of improvements funded by the executive officer.

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

In November 2016, we announced a vision to achieve $1.0 billion in sales in 2025, through a combination of organic growth and acquisitions, and to deliver operating margins in excess of 20%. In 2021, we augmented our strategy and accelerated our growth plans to achieve the milestone of over $1.0 billion in sales with top tier adjusted EBITDA margin of approximately 25% in 2023.

Underpinning our expectation of compounded annual growth of approximately two times our market's growth rates, we have an active pipeline and a history of acquiring companies with niche technologies, as well as strong profitability.

Recent Acquisitions

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

In July 2021, we completed another flywheel acquisition with NEM S.r.l. ("NEM"), an innovative hydraulic solutions company providing customized material handling, construction, industrial vehicle and agricultural applications to its global customer base, predominantly in Europe and Asia. NEM enhances the Helios electro-hydraulic product offering, provides geographic expansion and adds scale to address new markets.

In October 2021, we completed the acquisition of assets related to the electronic control systems and parts business of Shenzhen Joyonway Electronics & Technology Co., Ltd and its related entities (collectively, "Joyonway"). Joyonway is a fast-growing developer of control panels, software, systems and accessories for the health and wellness industry. Joyonway operates from two locations in China, Shenzhen and Dongguan, both of which are in the hub of electronics and software development in China. This provides us a foothold for electronics manufacturing in Asia.

Global Economic Conditions

COVID-19 Update

We continue to experience impacts to our operations from the effects of the COVID-19 pandemic. Most recently, at the beginning of the second quarter our locations in China began to shut down periodically due to regulatory lockdown measures associated with a COVID-19 outbreak.

We continue to face constraints on our ability to source certain electronic and other components, which originated from the high demand for these products caused by the pandemic. While we have been able to mitigate the majority of the impact with our procurement efforts and production schedule adjustments, we are experiencing delays in shipments as well as material and logistics cost increases.

We are also facing some disruption to our workforce from the pandemic. While the impact has not been significant, the absenteeism has caused labor inefficiencies in production. The Omicron variant impacted fourth quarter labor efficiency, and we continued to experience the effects through January 2022. Additionally, in certain locations we are facing pressure from competitive labor markets; however, to date we have been successful at minimizing the impact on our operations.

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

Our outlook for the remainder of the 2022 fiscal year assumes the global economy continues to recover; however, we cannot at this time predict any future impacts. The Company continues to monitor developments, new strains and variants of COVID-19 and government requirements and recommendations at the national, state and local levels, as well as vaccine mandates, to evaluate whether to reinstate and/or extend certain initiatives it implemented to help contain the spread of COVID-19. Refer to Item 1A "Risk Factors" of our Form 10-K for additional COVID-19 related discussion.

Russian Invasion of Ukraine

In February of 2022, Russia invaded Ukraine. As a result, several governments have enacted sanctions against Russia and Russian interests. The conflict has led to economic uncertainty and market disruptions, including significant volatility in commodity and energy prices and credit and capital markets. We do not have operations in the region, and less than 1% of our sales are to Russia and Ukraine customers. In Europe we are experiencing increased energy and raw material costs, logistics issues and reduced orders from customers who do business in the region. The broader consequences of the conflict could impact our business through increased inflation, further increases or fluctuations in commodity and energy prices, further disruptions to the global supply chain, reduced availability of certain natural resources and other adverse effects on macroeconomic conditions.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products increased 15.7% during the first quarter of 2022, after increasing 20.9% during 2021. In Europe, the CEMA Business Barometer reports that the general business climate index for the European agricultural machinery industry continues to fall but is holding at a positive level. The favorable index peaked in June 2021 and has since continued to decline. The report further noted that price increases and shortages on the supplier side continue to challenge the industry heavily and many companies are planning a temporary production stop due to a shortage of parts in the upcoming weeks. The Committee for European Construction Equipment (“CECE”) business climate index reports that the index saw a large drop in March in 2022. Further noted was that incoming orders and sales in Europe remain on a consistent growth path but that supply-chain disruptions remain the greatest challenge for businesses.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports first quarter 2022 sales of semiconductors and other electronics components was flat over the fourth quarter of 2021 after increasing consistently since the end of the first quarter of 2021. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments decreased 11.7% in March 2022 compared with the same month last year; compared with February 2022, March shipments grew 5.6%. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments were up 2.3% in March 2022 compared with the same month last year; compared with February 2022, March shipments grew 14.3%. Demand continues to exceed supply for both PCB and EMS products as the book-to-bill ratios were 1.05 and 1.44 in March, respectively, as reported by the ICP. Further noted was the slowdown in incoming orders in recent months, which indicates early signs of slowing demand.

2022 First Quarter Results and Comparison of the Three Months Ended April 2, 2022 and April 3, 2021

(in millions except per share data)

	Three Months Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Net sales	$240.5	$204.8	$35.7	17.4%
Gross profit	$83.6	$75.4	$8.2	10.9%
Gross profit %	34.8%	36.8%
Operating income	$42.9	$34.6	$8.3	24.0%
Operating income %	17.8%	16.9%
Net income	$30.5	$22.6	$7.9	35.0%
Diluted net income per share	$0.94	$0.70	$0.24	34.3%

First quarter consolidated net sales totaled $240.5 million, an increase of $35.7 million over the prior-year first quarter. Acquisition growth accounted for $7.2 million of the increase and we experienced significant organic growth of $28.5 million, 13.9%. Changes in foreign currency exchange rates compared to the first quarter of 2021, had an unfavorable impact on sales for the quarter totaling $4.7 million, 2.0%, and earnings per share by $0.02. Price increases added $9.6 million to first quarter organic sales compared with the prior-year period. Organic sales improved in all regions compared to the first quarter of 2021, with the Americas and Europe, the Middle East, and Africa ("EMEA") regions growing 21.5% and 18.7%, respectively, and Asia Pacific ("APAC") expanding by 4.0%, excluding the impact of changes in foreign currency exchange rates. Sales in most of our end markets improved over the first quarter of 2021, with our mobile equipment and health and wellness end markets leading the growth.

Gross profit grew by $8.2 million in the first quarter of 2022 compared with the first quarter of 2021 primarily due to increased sales volume. Gross margin declined by 2.0 percentage points compared with the prior-year first quarter driven by increases in logistics and raw material costs which were not fully absorbed by the price increases. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the first quarter by 4.1 percentage points compared to the prior-year first quarter. We have passed on certain material and freight cost increases to customers by implementing price increases.

Operating income as a percentage of sales increased 0.9 percentage points to 17.8% in the first quarter of 2022 compared to 16.9% in the prior-year period. Acquisition related amortization declined $3.2 million as the sales order backlog intangible acquired with the Balboa acquisition was fully amortized in the second quarter of 2021. Improved leverage of our selling, engineering and administrative ("SEA") level fixed cost base on the higher sales volume was reduced by the gross margin level changes and increases in payroll and benefit costs to support our operating growth.

SEGMENT RESULTS

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Net sales	$137.1	$119.1	$18.0	15.1%
Gross profit	$50.8	$45.4	$5.4	11.9%
Gross profit %	37.1%	38.1%
Operating income	$31.6	$28.1	$3.5	12.5%
Operating income %	23.1%	23.6%

First quarter net sales for the Hydraulics segment totaled $137.1 million, an increase of $18.0 million, 15.1%, compared with the prior-year first quarter. Acquisition-related sales accounted for $6.4 million of the increase and sales from our organic businesses improved $11.6 million, 9.7%. Changes in foreign currency exchange rates compared to the first quarter of 2021, had an unfavorable impact on sales totaling $4.5 million. Price increases added $3.9 million to first quarter sales compared with the prior-year first quarter. Sales growth benefited from continued end market recovery from the pandemic as we experienced improved demand in the Americas and EMEA regions, as well as many of our end markets driven by the mobile and industrial equipment markets.

The segment’s supply chain continues to experience constraints on its ability to source certain components. While the effect on sales has been mitigated by our increased procurement efforts and production schedule adjustments, we estimate that approximately $6.6 million of sales were delayed into future quarters due to the supply shortages.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Americas	$43.1	$34.3	$8.8	25.7%
EMEA	52.9	43.3	9.6	22.2%
APAC	41.1	41.5	(0.4)	(1.0)%
Total	$137.1	$119.1

Demand in the Americas region improved during the first quarter of 2022 compared to the prior-year first quarter as sales increased $8.8 million, 25.7%. Improved demand and our recent acquisition in the region generated an increase in sales to the EMEA region of $9.6 million, 22.2%, compared with the 2021 first quarter, or 29.6% excluding negative impacts from foreign currency exchange rate fluctuations totaling $3.2 million. Sales to the APAC region declined $0.4 million, 1.0%, compared with the first quarter of 2021, but improved 2.2% excluding negative impacts from foreign currency exchange rate fluctuations totaling $1.3 million.

In the first quarter of 2022, gross profit increased $5.4 million, 11.9%, compared with the same quarter of the prior year primarily due to higher sales volume. Changes in foreign currency exchange rates compared to the first quarter of 2021 reduced gross profit by $1.5 million. Gross profit margin declined over the same period by 1.0 percentage point to 37.1% as price increases and fixed cost leverage on the higher sales were more than offset by increases in material, logistics and labor costs and the unfavorable impacts from foreign currency exchange rates. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the first quarter by 1.8 percentage points compared to the prior year first quarter.

SEA expenses increased $1.9 million, 11.0%, in the first quarter of 2022 compared with the same period of the prior year. SEA costs from our recent acquisitions and increases in payroll and benefit costs were the primary drivers. Additionally, the segment incurred $0.3 million in costs related to various restructuring activities during the first quarter. Increased leverage of our fixed cost base on higher sales led to SEA as a percent of sales decreasing 0.5 percentage points during the quarter to 14.0% compared to the 2021 first quarter.

As a result of the impacts to gross profit and SEA noted above, first quarter operating income increased $3.5 million, 12.5%, compared with the first quarter of the prior year, while operating margin declined 0.5 percentage points to 23.1%.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Net sales	$103.4	$85.7	$17.7	20.7%
Gross profit	$32.8	$30.0	$2.8	9.3%
Gross profit %	31.7%	35.0%
Operating income	$20.5	$18.3	$2.2	12.0%
Operating income %	19.8%	21.4%

First quarter net sales for the Electronics segment totaled $103.4 million, an increase of $17.7 million compared with the prior-year first quarter. Price increases added $5.7 million of sales to the 2022 first quarter compared to the 2021 first quarter. Changes in foreign currency exchange rates minimally impacted sales for the quarter.

First quarter growth was primarily driven by improved demand in our health and wellness and recreational end markets, as well as successful capacity improvement initiatives. The segment's supply chain continues to experience constraints on its ability to source certain electronic and other components. While the effect on sales has been mitigated by our increased procurement efforts and production schedule adjustments, we estimate that approximately $11.0 million of sales were delayed into future quarters due to the shortages.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021	$ Change	% Change
Americas	$77.7	$65.0	$12.7	19.5%
EMEA	11.8	9.3	2.5	26.9%
APAC	13.9	11.4	2.5	21.9%
Total	$103.4	$85.7

During the first quarter of 2022, we experienced strong growth in all regions. Shipments to the Americas region improved during the first quarter of 2022 compared to the prior-year first quarter as sales increased $12.7 million, 19.5%. Sales to the EMEA and APAC regions increased by $2.5 million each compared to the 2021 first quarter.

First quarter gross profit increased $2.8 million compared with the first quarter of the prior year, primarily due to the increased sales volume. Gross profit margin for the same period decreased by 3.3 percentage points. The segment continues to experience increases in raw material and freight and logistics costs, due to high demand and shortages of materials in the market for electronic and other components used in our products. We have been implementing price increases, which have offset some of the impact. Material costs as a percentage of sales, excluding pricing changes, increased in the first quarter by 6.8 percentage points compared to the prior-year quarter. Additionally, increases in overhead costs related to wages, depreciation, maintenance and supplies also unfavorably impacted the results for the quarter compared to the prior-year first quarter.

SEA expenses increased by $0.6 million in the first quarter of 2022, compared with the first quarter of 2021. SEA costs as a percentage of sales decreased 1.8 percentage points to 11.9% in the first quarter of 2022 compared to 13.7% in the prior-year first quarter from increased leverage of our fixed costs on the higher sales, partially offset by an increase in personnel costs to support our increase in operations.

As a result of the impacts to gross profit and SEA costs noted above, operating income increased $2.2 million during the first quarter compared to the prior-year period and operating margin declined 1.6 percentage points.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the first quarter of 2022, these costs totaled $9.3 million for (i) transition costs for one of our executive officers of $0.3 million, (ii) amortization of acquisition-related intangible assets of $7.0 million and (iii) $2.0 million related to other acquisition and integration activities.

Interest Expense, net

Net interest expense decreased $1.0 million to $3.8 million in the first quarter of 2022 compared with $4.8 million in the prior-year first quarter. The decrease is primarily a result of lower debt balances during the first quarter of 2022. Average net debt decreased to $410.8 million during the first quarter of 2022 compared with $431.7 million during the first quarter of 2021.

Income Taxes

The provision for income taxes for the first quarter of 2022 was 22.4% of pretax income compared to 23.2% for the prior-year first quarter. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. In recent years, we have used borrowings on our credit facilities to fund acquisitions. During the first three months of 2022, cash provided by operating activities totaled $14.7 million. At the end of the first quarter, we had $33.0 million of available cash and cash equivalents on hand and $159.4 million of available credit on our revolving credit facilities. We also have a $300.0 million accordion feature available on our credit facility, subject to certain pro forma compliance requirements, intended to support potential future acquisitions.

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

Cash Flows

The following table summarizes our cash flows for the periods (in millions):

	Three Months Ended
	April 2, 2022	April 3, 2021	$ Change
Net cash provided by operating activities	$14.7	$15.1	$(0.4)
Net cash used in investing activities	(2.7)	(7.5)	4.8
Net cash used in financing activities	(8.8)	(9.5)	0.7
Effect of exchange rate changes on cash	1.3	2.6	(1.3)
Net increase in cash	$4.5	$0.7	$3.8

Cash on hand increased $4.5 million from $28.6 million at the end of 2021 to $33.1 million as of April 2, 2022. Changes in exchange rates during the three months ended April 2, 2022 favorably impacted cash and cash equivalents by $1.3 million. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Cash from operations totaled $14.7 million during the first quarter of 2022, a decrease of $0.4 million compared to the prior-year period. Current quarter cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) increased by $6.9 million over the prior-year first quarter. Changes in net operating assets and liabilities reduced cash by $7.3 million, compared to the prior-year first quarter, as higher working capital levels were required to support our significant increase in operations. Strategic investments in inventory reduced cash by $15.5 million and $10.8 million in the first quarter of 2022 and 2021, respectively. The increase in inventory levels is primarily from supply chain challenges such as (i) making earlier purchases of material to avoid shortages, (ii) inventory on hand that is waiting on delayed components to complete and (iii) delayed orders by customers after we have already started the production process. Days of inventory on hand increased to 100 days as of April 2, 2022, compared with 81 days as of April 3, 2021. Changes in accounts receivable reduced cash by $17.4 million and $28.1 million in the first quarter of 2022 and 2021, respectively. Days sales outstanding increased slightly to 57 days as of April 2, 2022 from 55 days as of April 3, 2021, as our collection patterns remain fairly consistent with the prior period.

Investing activities

Capital expenditures totaled $5.6 million for the first quarter of 2022, an increase of $0.6 million over the prior-year comparable period. Capital expenditures for 2022 are forecasted to be approximately 3%-5% of sales, for investments in machinery and equipment for capacity expansion projects, improvements to manufacturing technology and maintaining/replacing existing machine capabilities.

Cash provided from acquisition related activities in the first quarter of 2022 totaled $1.3 million, compared to cash used in the 2021 first quarter of $3.4 million.

Financing activities

Cash used for financing activities totaled $8.8 million during the first quarter of 2022, compared with cash used of $9.5 million in the prior-year first quarter. Repayments, net of borrowings, on our credit facilities totaled $4.3 million for the first quarter of 2022 compared to net repayments of $5.9 million during the same period of 2021.

During the first quarter of 2022, we declared a quarterly cash dividend of $0.09 per share payable on April 20, 2022, to shareholders of record as of April 5, 2022. The declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the board of directors.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any changes made during the first three months of 2022, are disclosed in Note 2 to the Consolidated, Unaudited Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. There were no material changes during the three months ended April 2, 2022.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2022	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)