Form 10-Q
period 2022-07-02
HELIOS TECHNOLOGIES, INC.
filed 2022-08-09
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

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

The registrant had 32,543,722 shares of common stock, par value $.001, outstanding as of July 29, 2022.

Helios Technologies, Inc.

INDEX

For the quarter ended

July 2, 2022

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	July 2, 2022	January 1, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,315	$28,540
Restricted cash	36	41
Accounts receivable, net of allowance for credit losses of $1,049 and $1,212	149,883	134,561
Inventories, net	178,878	165,629
Income taxes receivable	2,685	2,762
Other current assets	17,481	20,101
Total current assets	390,278	351,634
Property, plant and equipment, net	168,860	174,210
Deferred income taxes	8,887	2,934
Goodwill	437,280	459,936
Other intangible assets, net	380,878	412,759
Other assets	19,481	13,873
Total assets	$1,405,664	$1,415,346
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$76,530	$85,301
Accrued compensation and benefits	20,473	28,595
Other accrued expenses and current liabilities	35,099	28,254
Current portion of long-term non-revolving debt, net	19,157	18,125
Dividends payable	2,925	2,917
Income taxes payable	8,631	6,328
Total current liabilities	162,815	169,520
Revolving line of credit	223,827	242,312
Long-term non-revolving debt, net	173,807	183,897
Deferred income taxes	66,912	71,836
Other noncurrent liabilities	31,279	38,818
Total liabilities	658,640	706,383
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000 shares authorized, 32,504 and 32,407 shares issued and outstanding	33	32
Capital in excess of par value	397,643	394,641
Retained earnings	417,944	363,279
Accumulated other comprehensive loss	(68,596)	(48,989)
Total shareholders' equity	747,024	708,963
Total liabilities and shareholders' equity	$1,405,664	$1,415,346

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	July 2, 2022	July 3, 2021
	(unaudited)	(unaudited)
Net sales	$241,668	$223,413
Cost of sales	159,358	141,261
Gross profit	82,310	82,152
Selling, engineering and administrative expenses	32,534	32,410
Amortization of intangible assets	6,799	7,680
Operating income	42,977	42,062
Interest expense, net	3,813	4,400
Foreign currency transaction (gain) loss, net	(173)	503
Other non-operating expense (income), net	581	(110)
Income before income taxes	38,756	37,269
Income tax provision	8,720	6,575
Net income	$30,036	$30,694

Net income per share:
Basic	$0.92	$0.95
Diluted	$0.92	$0.95

Weighted average shares outstanding:
Basic	32,497	32,237
Diluted	32,541	32,362

Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Six Months Ended
	July 2, 2022	July 3, 2021
	(unaudited)	(unaudited)
Net sales	$482,215	$428,258
Cost of sales	316,262	270,738
Gross profit	165,953	157,520
Selling, engineering and administrative expenses	66,310	62,971
Amortization of intangible assets	13,780	17,878
Operating income	85,863	76,671
Interest expense, net	7,621	9,151
Foreign currency transaction (gain) loss, net	(1,097)	967
Other non-operating expense (income), net	1,331	(111)
Income before income taxes	78,008	66,664
Income tax provision	17,494	13,382
Net income	$60,514	$53,282

Net income per share:
Basic	$1.86	$1.65
Diluted	$1.86	$1.65

Weighted average shares outstanding:
Basic	32,468	32,215
Diluted	32,566	32,370

Dividends declared per share	$0.18	$0.18

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$30,036	$30,694	$60,514	$53,282
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(19,137)	2,431	(26,872)	(6,687)
Unrealized gain on interest rate swap, net of tax	1,641	537	7,265	2,242
Total other comprehensive (loss) income	(17,496)	2,968	(19,607)	(4,445)
Comprehensive income	$12,540	$33,662	$40,907	$48,837

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at April 2, 2022	—	$—	32,478	$32	$395,873	$390,831	$(51,100)	$735,636
Shares issued, restricted stock			19	1	41			42
Shares issued, ESPP			7		530			530
Stock-based compensation					1,878			1,878
Cancellation of shares for payment of employee tax withholding					(679)			(679)
Dividends declared						(2,923)		(2,923)
Net income						30,036		30,036
Other comprehensive loss							(17,496)	(17,496)
Balance at July 2, 2022	—	$—	32,504	$33	$397,643	$417,944	$(68,596)	$747,024

Balance at April 3, 2021	—	$—	32,226	$32	$376,994	$290,007	$(41,753)	$625,280
Shares issued, restricted stock			1		18			18
Shares issued, other compensation			7					—
Shares issued, ESPP			15		463			463
Stock-based compensation					2,076			2,076
Cancellation of shares for payment of employee tax withholding					(252)			(252)
Dividends declared						(2,902)		(2,902)
Net income						30,694		30,694
Other comprehensive income							2,968	2,968
Balance at July 3, 2021	—	$—	32,249	$32	$379,299	$317,799	$(38,785)	$658,345

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Six Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at January 1, 2022	—	$—	32,407	$32	$394,641	$363,279	$(48,989)	$708,963
Shares issued, restricted stock			83	1	111			112
Shares issued, ESPP			14		1,060			1,060
Stock-based compensation					4,372			4,372
Cancellation of shares for payment of employee tax withholding					(2,541)			(2,541)
Dividends declared						(5,849)		(5,849)
Net income						60,514		60,514
Other comprehensive loss							(19,607)	(19,607)
Balance at July 2, 2022	—	$—	32,504	$33	$397,643	$417,944	$(68,596)	$747,024

Balance at January 2, 2021	—	$—	32,120	$32	$371,778	$270,320	$(34,340)	$607,790
Shares issued, restricted stock			31		18			18
Shares issued, other compensation			14					—
Shares issued, ESPP			25		796			796
Shares issued, acquisition			63		3,624			3,624
Stock-based compensation					4,183			4,183
Cancellation of shares for payment of employee tax withholding			(4)		(1,100)			(1,100)
Dividends declared						(5,803)		(5,803)
Net income						53,282		53,282
Other comprehensive loss							(4,445)	(4,445)
Balance at July 3, 2021	—	$—	32,249	$32	$379,299	$317,799	$(38,785)	$658,345

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	July 2, 2022	July 3, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$60,514	$53,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,977	28,142
Stock-based compensation expense	4,372	4,183
Amortization of debt issuance costs	249	249
(Benefit) provision for deferred income taxes	(1,670)	3,249
Forward contract gains, net	(4,203)	(1,909)
Other, net	1,279	(173)
(Increase) decrease in:
Accounts receivable	(19,963)	(37,386)
Inventories	(17,862)	(22,917)
Income taxes receivable	(28)	(808)
Other current assets	1,691	(2,247)
Other assets	8,171	2,921
Increase (decrease) in:
Accounts payable	(6,424)	15,530
Accrued expenses and other liabilities	(2,593)	6,058
Income taxes payable	3,098	5,284
Other noncurrent liabilities	(7,404)	(3,925)
Net cash provided by operating activities	44,204	49,533
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	1,271	(1,000)
Amounts paid for net assets acquired	—	(2,400)
Capital expenditures	(13,467)	(10,305)
Proceeds from dispositions of property, plant and equipment	1,894	62
Cash settlement of forward contracts	2,623	947
Software development costs	(1,554)	(1,490)
Net cash used in investing activities	(9,233)	(14,186)
Cash flows from financing activities:
Borrowings on revolving credit facilities	39,220	9,602
Repayment of borrowings on revolving credit facilities	(47,606)	(23,500)
Repayment of borrowings on long-term non-revolving debt	(8,459)	(8,163)
Proceeds from stock issued	1,170	814
Dividends to shareholders	(5,841)	(5,791)
Other financing activities	(3,302)	(1,686)
Net cash used in financing activities	(24,818)	(28,724)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,617	2,532
Net increase in cash, cash equivalents and restricted cash	12,770	9,155
Cash, cash equivalents and restricted cash, beginning of period	28,581	25,257
Cash, cash equivalents and restricted cash, end of period	$41,351	$34,412

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on March 1, 2022. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the six months ended July 2, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2022.

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

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$30,036	$30,694	$60,514	$53,282

Weighted average shares outstanding - Basic	32,497	32,237	32,468	32,215
Net effect of dilutive securities - Stock based compensation	44	125	98	155
Weighted average shares outstanding - Diluted	32,541	32,362	32,566	32,370

Net income per share:
Basic	$0.92	$0.95	$1.86	$1.65
Diluted	$0.92	$0.95	$1.86	$1.65

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at July 2, 2022 and January 1, 2022.

	July 2, 2022
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$7,816	$—	$7,816	$—
Forward foreign exchange contracts	2,570	—	2,570	—
Total	$10,386	$—	$10,386	$—
Liabilities
Contingent consideration	$7,499	$—	$—	$7,499
Total	$7,499	$—	$—	$7,499

	January 1, 2022
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contract	$1,521	$—	$1,521	$—
Forward foreign exchange contracts	1,040	—	1,040	—
Total	$2,561	$—	$2,561	$—
Liabilities
Interest rate swap contract	$3,248	$—	$3,248	$—
Forward foreign exchange contracts	51	—	51	—
Contingent consideration	6,400	—	—	6,400
Total	$9,699	$—	$3,299	$6,400

A summary of the changes in the estimated fair value of contingent consideration at July 2, 2022 is as follows:

Balance at January 1, 2022	$6,400
Change in estimated fair value	1,323
Accretion in value	94
Currency remeasurement	(318)
Balance at July 2, 2022	$7,499

4. INVENTORIES, NET

At July 2, 2022 and January 1, 2022, inventory consisted of the following:

	July 2, 2022	January 1, 2022
Raw materials	$100,491	$90,487
Work in process	40,852	34,713
Finished goods	47,896	50,638
Provision for obsolete and slow moving inventory	(10,361)	(10,209)
Total	$178,878	$165,629

5. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, that are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the six months ended July 2, 2022 and July 3, 2021, operating lease costs totaled $3,409 and $2,820, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	July 2, 2022	January 1, 2022
Right-of-use assets	$19,968	$22,776
Lease liabilities:
Current lease liabilities	$5,044	$5,823
Non-current lease liabilities	15,964	17,940
Total lease liabilities	$21,008	$23,763

Weighted average remaining lease term (in years):	5.0
Weighted average discount rate:	4.6%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,476	$2,783
Non-cash impact of new leases and lease modifications	$826	$2,022

Maturities of lease liabilities are as follows:

2022 Remaining	$3,336
2023	4,903
2024	4,262
2025	3,916
2026	3,256
2027	1,364
Thereafter	2,918
Total lease payments	23,955
Less: Imputed interest	(2,947)
Total lease obligations	21,008
Less: Current lease liabilities	(5,044)
Non-current lease liabilities	$15,964

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the six months ended July 2, 2022, is as follows:

	Hydraulics	Electronics	Total
Balance at January 1, 2022	$273,665	$186,271	$459,936
Measurement period adjustment, Joyonway acquisition	—	66	66
Measurement period adjustment, NEM acquisition	(37)	—	(37)
Currency translation	(22,507)	(178)	(22,685)
Balance at July 2, 2022	$251,121	$186,159	$437,280

Acquired Intangible Assets

At July 2, 2022 and January 1, 2022, intangible assets consisted of the following:

	July 2, 2022			January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$80,210	$(16,150)	$64,060	$83,443	$(15,216)	$68,227
Non-compete agreements	2,149	(403)	1,746	3,218	(1,092)	2,126
Technology	48,428	(18,542)	29,886	50,425	(16,729)	33,696
Supply agreement	21,000	(11,725)	9,275	21,000	(10,675)	10,325
Customer relationships	319,415	(47,960)	271,455	336,809	(43,488)	293,321
Workforce	6,077	(1,621)	4,456	6,077	(1,013)	5,064
	$477,279	$(96,401)	$380,878	$500,972	$(88,213)	$412,759

Amortization expense on acquired intangible assets for the six months ended July 2, 2022 and July 3, 2021, was $13,780 and $17,878, respectively. Future estimated amortization expense is presented below.

Year:
2022 Remaining	$13,471
2023	26,907
2024	26,252
2025	26,057
2026	24,277
2027	21,003
Thereafter	242,911
Total	$380,878

7. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	July 2, 2022	January 1, 2022	Location	July 2, 2022	January 1, 2022
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$7,816	$1,521	Other non-current liabilities	$—	$3,248
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	2,030	866	Other current liabilities	—	51
Forward foreign exchange contracts	Other assets	540	174	Other non-current liabilities	—	—
Total derivatives		$10,386	$2,561		$—	$3,299
(1) See Note 3 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the six months ended July 2, 2022 and July 3, 2021, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	July 2, 2022	July 3, 2021	into Earnings (Effective Portion)	July 2, 2022	July 3, 2021
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$9,545	$2,906	Interest expense, net	$(1,767)	$(2,170)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $7,621 and $9,151 for the six months ended July 2, 2022 and July 3, 2021, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	July 2, 2022	July 3, 2021	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$4,203	$1,909	Foreign currency transaction gain loss, net

Interest Rate Swap Contracts

The Company has entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with the transactions, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swaps are designated as hedging instruments and are accounted for as cash flow hedges. The aggregate notional amount of the swaps was $270,000 as of July 2, 2022. The notional amount decreases periodically through the dates of expiration in April 2023 and October 2025. The contracts are settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At July 2, 2022, the Company had seven forward foreign exchange contracts with an aggregate notional value of €33,000, maturing at various dates through December 2023.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90,000 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $93,827 as of July 2, 2022 and is included in the Revolving line of credit line item in the Consolidated Balance Sheets. The gain on the net investment hedge recorded in accumulated other comprehensive income as part of the currency translation adjustment was $6,458, net of tax, for the six months ended July 2, 2022.

8. CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	July 2, 2022	January 1, 2022
Long-term non-revolving debt:
Term loan with PNC Bank	Oct 2025	$182,500	$190,000
Term loans with Citibank	Various	10,859	12,416
Other long-term debt	Various	26	90
Total long-term non-revolving debt		193,385	202,506
Less: current portion of long-term non-revolving debt		19,157	18,125
Less: unamortized debt issuance costs		421	484
Total long-term non-revolving debt, net		$173,807	$183,897

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	July 2, 2022	January 1, 2022	July 2, 2022	January 1, 2022
Revolving line of credit with PNC Bank	Oct 2025	$223,827	$242,312	$174,092	$157,487
Revolving line of credit with Citibank	May 2023	2,265	711	123	548

Future maturities of total debt are as follows:

Year:
2022 Remaining	$10,227
2023	20,873
2024	24,551
2025	363,826
Total	$419,477

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

The effective interest rate on the credit agreement at July 2, 2022 was 3.25%. Interest expense recognized on the credit agreement during the six months ended July 2, 2022 and July 3, 2021, totaled $5,612 and $6,842, respectively. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

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

Under the Working Capital Facility, the Company may, from time-to-time, borrow amounts on an unsecured revolving facility up to a total of RMB 16,000. Proceeds may only be used for expenditures related to production at the Company’s facility located in Kunshan City, China. Outstanding borrowings under the Working Capital Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 0.50%. All outstanding balances will be due in May 2023.

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

9. INCOME TAXES

The provision for income taxes for the three months ended July 2, 2022 and July 3, 2021 was 22.5% and 17.6% of pretax income, respectively. The provision for income taxes for the six months ended July 2, 2022 and July 3, 2021 was 22.4% and 20.1% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products.

At July 2, 2022, the Company had an unrecognized tax benefit of $10,137 including accrued interest. If recognized, $2,072 of unrecognized tax benefit would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of July 2, 2022 is not considered material to the Company’s Consolidated, Unaudited Financial Statements.

The Company remains subject to income tax examinations in the U.S. and various state and foreign jurisdictions for tax years 2009-2021. Although the Company is not currently under examination in most jurisdictions, limited transfer pricing disputes exist for years dating back to 2008. The Company does not expect to recognize any benefit within the next 12 months due to the expiration of statutes of limitation.

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

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. Compensation expense recognized for RSUs granted to employees totaled $3,978 and $2,796, respectively, for the six months ended July 2, 2022 and July 3, 2021.

Effective January 1, 2022, the board terminated the 2012 Non-Employee Director Fees Plan (the “2012 Directors Plan”) and approved a new Helios Technologies, Inc. Non-Employee Director Compensation Policy (the “Director Compensation Policy”), which revised the compensation for Non-Employee Directors. The Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2019 Plan, which vest over a one year period. Directors were granted 7,580 RSUs during the six months ended July 2, 2022. The Company recognized director stock compensation expense on the RSUs of $139 for the six months ended July 2, 2022. Directors were granted 14,250 shares of stock and the Company recognized director stock compensation expense of $1,043 for the six months ended July 3, 2021, under the 2012 Directors Plan.

The following table summarizes RSU activity for the six months ended July 2, 2022:

		Weighted Average
	Number of Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at January 1, 2022	237	$45.58
Granted	96	95.29
Vested	(107)	43.50
Forfeited	(11)	67.18
Nonvested balance at July 2, 2022 (1)	215	$67.79

(1) Includes 106,639 nonvested performance-based RSUs.

The Company had $11,269 of total unrecognized compensation cost related to the RSU awards as of July 2, 2022. That cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

In 2020 and 2021, the Company granted stock options to its officers. As of July 2, 2022, there were 13,222 unvested options and 11,011 vested unexercised options. The exercise prices per share, which range from $35.04 to $55.30, are equal to the market price of Helios stock on the respective grant dates. The options vest ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model. At July 2, 2022, the Company had $198 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which U.S. employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom (“UK”), under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. Employees purchased 17,076 shares at a weighted average price of $62.05, and 14,918 shares at a weighted average price of $53.37, under the ESPP and UK plans during the six months ended July 2, 2022 and July 3, 2021, respectively. The Company recognized $183 and $311 of compensation expense during the six months ended July 2, 2022 and July 3, 2021, respectively.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 1, 2022	$(1,334)	$(47,655)	$(48,989)
Other comprehensive income (loss) before reclassifications	10,907	(34,471)	(23,564)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(1,362)	—	(1,362)
Tax effect	(2,280)	7,599	5,319
Net current period other comprehensive income (loss)	7,265	(26,872)	(19,607)
Balance at July 2, 2022	$5,931	$(74,527)	$(68,596)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 2, 2021	$(5,922)	$(28,418)	$(34,340)
Other comprehensive income (loss) before reclassifications	4,534	(8,447)	(3,913)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(1,628)	—	(1,628)
Tax effect	(664)	1,760	1,096
Net current period other comprehensive income (loss)	2,242	(6,687)	(4,445)
Balance at July 3, 2021	$(3,680)	$(35,105)	$(38,785)

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the six months ended July 2, 2022, the unallocated costs totaled $17,638 and included certain corporate costs not deemed to be allocable to either business segment of $348, amortization of acquisition-related intangible assets of $13,780 and other acquisition and integration-related costs of $3,510. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

The following table presents financial information by reportable segment:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales
Hydraulics	$142,807	$133,039	$279,913	$252,145
Electronics	98,861	90,374	202,302	176,113
Total	$241,668	$223,413	$482,215	$428,258
Operating income
Hydraulics	$31,053	$32,328	$62,686	$60,401
Electronics	20,292	19,599	40,815	37,879
Corporate and other	(8,368)	(9,865)	(17,638)	(21,609)
Total	$42,977	$42,062	$85,863	$76,671
Capital expenditures
Hydraulics	$5,336	$3,383	$8,315	$6,018
Electronics	2,501	1,886	5,152	4,287
Total	$7,837	$5,269	$13,467	$10,305

	July 2, 2022	January 1, 2022
Total assets
Hydraulics	$794,238	$821,836
Electronics	592,474	585,739
Corporate	18,952	7,771
Total	$1,405,664	$1,415,346

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right-of-use assets.

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales
Americas	$130,149	$105,762	$250,951	$205,104
EMEA	61,324	57,629	126,027	110,231
APAC	50,195	60,022	105,237	112,923
Total	$241,668	$223,413	$482,215	$428,258

	July 2, 2022	January 1, 2022
Tangible long-lived assets
Americas	$98,194	$97,649
EMEA	33,840	35,829
APAC	16,858	17,956
Total	$148,892	$151,434

13. RELATED PARTY TRANSACTIONS

The Company purchases from, and sells inventory to, entities partially owned or managed by directors of Helios. For the six months ended July 2, 2022 and July 3, 2021, inventory sales to the entities totaled $1,556 and $1,502, respectively, and inventory purchases from the entities totaled $0 and $3,229, respectively.

At July 2, 2022 and January 1, 2022, amounts due from the entities totaled $373 and $344, respectively.

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

In July 2022, we completed the acquisition of the assets of Taimi R&D, Inc., a Canadian manufacturer of innovative hydraulic components that offer ball-less design swivel products, which improve hydraulic reliability of equipment, increase the service life of components and help protect the environment by reduced leakage. Taimi brings a differentiated, yet complementary product line to our hydraulics platform as well as strong engineering breadth.

Global Economic Conditions

COVID-19 Update

We continue to experience impacts to our operations from the effects of the COVID-19 pandemic. Most recently, at the beginning of the second quarter our locations in China began to shut down periodically due to regulatory lockdown measures associated with a COVID-19 outbreak. The shut down of our locations and our customers' locations impacted operations and sales through May. Recovery occurred in June as the lockdowns were lifted. We are monitoring the most recent new variant but to date have not been impacted by new lock down measures.

We continue to face constraints related to sourcing certain electronic and other components, which originated from the high demand for these products caused by the pandemic. We have been able to mitigate the impact with our procurement efforts, production schedule adjustments and product redesigns. While at a slowing degree, in the second quarter we continued to experience delays in shipments as well as material and logistics cost increases.

We are also facing some disruption to our workforce from the pandemic. While the impact has not been significant, the absenteeism has caused labor inefficiencies in production. The Omicron variant impacted 2021 fourth quarter labor efficiency, and we continued to experience the effects through January 2022. During the second quarter the disruption primarily occurred in our European operations. Additionally, in certain locations we are facing pressure from competitive labor markets; however, to date we have been successful at minimizing the impact on our operations.

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

Russian Invasion of Ukraine

In February of 2022, Russia invaded Ukraine. As a result, several governments have enacted sanctions against Russia and Russian interests. The conflict has led to economic uncertainty and market disruptions, including significant volatility in commodity, fuel and energy prices as well as in credit and capital markets. We do not have operations in the region, and less than 1% of our sales are to Russia and Ukraine customers. In Europe, we are experiencing increased energy and raw material costs, logistics issues and reduced orders from customers who do business in the region. The broader consequences of the conflict could impact our business through increased inflation, further increases or fluctuations in commodity and energy prices, further disruptions to the global supply chain, reduced availability of certain natural resources and other adverse effects on macroeconomic conditions.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products increased 18.2% during the first half of 2022, after increasing 20.9% during 2021. In Europe, the CEMA Business Barometer reports that the general business climate index for the European agricultural machinery industry has risen slightly for the first time since its sharp decline in the course of the Russian war against Ukraine and expectations for the coming six months have improved again. Further noted was the price increases and bottlenecks on the supplier side that continue to challenge the industry, and some companies are planning temporary production stops due to shortages. The Committee for European Construction Equipment (“CECE”) business climate index reports that the index has gone down for the fifth consecutive month, and is now at levels last seen at the end of 2020. Further noted was that the industry backlog remains high but new order intake is no longer growing.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports second quarter 2022 sales of semiconductors and other electronics components declined over the first quarter of 2022 down to third quarter 2021 levels. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments were up 17.1% in June 2022 compared with the same month last year; compared with May 2022, June shipments grew 26.3%. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments were down 7.6% in June 2022 compared with the same month last year; compared with May 2022, June shipments grew 9.6%. Demand continues to exceed supply for both PCB and EMS products as the book-to-bill ratios were 1.03 and 1.39 in June, respectively, as reported by the ICP. Further noted was shipments in the PCB sector are improving, suggesting supply chain challenges might be abating.

2022 Second Quarter Results and Comparison of the Three and Six Months Ended July 2, 2022 and July 3, 2021

(in millions except per share data)

	Three Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change
Net sales	$241.7	$223.4	$18.3	8.2%
Gross profit	$82.3	$82.2	$0.1	0.1%
Gross profit %	34.1%	36.8%
Operating income	$43.0	$42.1	$0.9	2.1%
Operating income %	17.8%	18.8%
Net income	$30.0	$30.7	$(0.7)	(2.3)%
Diluted net income per share	$0.92	$0.95	$(0.03)	(3.2)%

	Six Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change
Net sales	$482.2	$428.3	$53.9	12.6%
Gross profit	$166.0	$157.5	$8.5	5.4%
Gross profit %	34.4%	36.8%
Operating income	$85.9	$76.7	$9.2	12.0%
Operating income %	17.8%	17.9%
Net income	$60.5	$53.3	$7.2	13.5%
Diluted net income per share	$1.86	$1.65	$0.21	12.7%

Second quarter consolidated net sales grew $18.3 million, 8.2%, over the prior-year second quarter. Acquisition growth accounted for $6.6 million of the increase, and we experienced solid organic growth of $11.7 million, 5.2%. Changes in foreign currency exchange rates compared to the second quarter of 2021, had an unfavorable impact on sales for the quarter totaling $7.5 million, 3.4%, and earnings per share by $0.03. Price increases added $10.7 million to second quarter organic sales compared with the prior-year period. Organic sales improved in the Americas and Europe, the Middle East and Africa ("EMEA") regions compared to the second quarter of 2021 by 22.6% and 7.5%, respectively; meanwhile, organic sales for the Asia Pacific ("APAC") region fell by 15.0%, all excluding effects of changes in foreign currency exchange rates. Sales in several of our end markets improved over the second quarter of 2021, with the industrial machinery, mobile equipment and recreational end markets leading the growth, while the health and wellness end market started to contract.

Consolidated net sales for the year-to-date period improved by $53.9 million, 12.6%, compared with the prior-year period. Acquisition-related sales for the first half of 2022 totaled $13.8 million. Organic sales were up $40.1 million, 9.4%, compared with the first half of 2021. Changes in foreign currency exchange rates unfavorably impacted sales for the first six months of 2022 compared to the first six months of 2021 by $12.2 million, 2.8%, and earnings per share by $0.05. Price increases added $20.4 million to the first six months of 2022 organic sales compared to the prior-year period. Organic sales improved in the Americas and EMEA regions compared to the first six months of 2021 by 22.1% and 12.8%, respectively; meanwhile, organic sales for the APAC region fell by 6.2%, all excluding the effects of changes in foreign currency exchange rates. Sales growth in the year-to-date period was driven by the industrial machinery, mobile equipment and recreational end markets.

Gross profit remained fairly consistent in the second quarter of 2022 compared with the prior-year period despite both volume and pricing increases. Changes in foreign currency exchange rates compared to the second quarter of 2021 reduced gross profit by $2.2 million. Gross margin declined by 2.7 percentage points compared with the prior-year second quarter driven by higher raw material costs. While the majority of these costs were passed on to customers, the result of increasing sales with no additional profit is an unfavorable impact to margins. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased by 3.9 percentage points compared to the prior-year second quarter.

Gross profit for the first six months of 2022 increased $8.5 million, 5.4%, compared with the same period of 2021, from pricing and increased sales volume. Changes in foreign currency exchange rates compared to the first six months of 2021 reduced year-to-date gross profit by $3.9 million. Gross margin declined 2.4 percentage points over the prior-year period as pricing efforts did not recover the full margin to offset the impact of higher raw material costs. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the year-to-date period by 4.1 percentage points compared to the prior year-to-date period.

In the second quarter of 2022, we incurred $1.7 million of restructuring costs within our Hydraulics segment. In the EMEA region, we executed an operational restructure that combined the manufacturing operations at two of our locations into one location. We are continuing our sales and research and development ("R&D") efforts in both locations in order to serve customers in the regions. In the APAC region, we executed an organizational restructure among several locations to align employee talent with the strategic operational goals of the Company. The restructuring plans are expected to improve the global cost structure of the business. We estimate annual cost savings will total $1.8 million. The restructuring costs were primarily for labor, severance and manufacturing relocation costs.

Operating income as a percentage of sales decreased 1.0 percentage point to 17.8% in the second quarter of 2022 compared to the prior-year period. Improved leverage of our selling, engineering and administrative ("SEA") level fixed cost base on the higher sales volume was reduced by gross margin level changes, our restructuring activities and increased travel and marketing costs of $0.9 million.

For the first six months of 2022, operating income as a percentage of sales remained fairly consistent with the prior-year period, decreasing 0.1 percentage points to 17.8%. Acquisition-related amortization for the first six months of 2022 was lower than the prior-year period by $4.1 million, primarily from the sales order backlog intangible acquired with the Balboa acquisition that was fully amortized in the second quarter of 2021.

SEGMENT RESULTS

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change
Net sales	$142.8	$133.0	$9.8	7.4%
Gross profit	$49.5	$50.9	$(1.4)	(2.8)%
Gross profit %	34.7%	38.3%
Operating income	$31.1	$32.3	$(1.2)	(3.7)%
Operating income %	21.8%	24.3%

	Six Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change
Net sales	$279.9	$252.1	$27.8	11.0%
Gross profit	$100.3	$96.3	$4.0	4.2%
Gross profit %	35.8%	38.2%
Operating income	$62.7	$60.4	$2.3	3.8%
Operating income %	22.4%	24.0%

Second quarter net sales for the Hydraulics segment increased by $9.8 million, 7.4%, compared with the prior-year second quarter. Acquisition-related sales accounted for $5.7 million of the increase and sales from our organic businesses improved $4.1 million, 3.1%. Changes in foreign currency exchange rates compared to the second quarter of 2021, had an unfavorable impact on sales totaling $7.0 million. Price increases added $5.6 million to second quarter organic sales compared with the prior-year second quarter. Organic sales growth benefited from improved demand primarily in the Americas and EMEA regions, as well as in several of our end markets including the mobile and industrial equipment markets.

Year-to-date net sales grew by $27.8 million, 11.0%, compared with the first half of 2021. Acquisition-related sales accounted for $12.1 million of the increase and sales from our organic businesses improved $15.7 million, 6.2%. Changes in foreign currency exchange rates unfavorably impacted sales for the first half of 2022 by $11.5 million compared with rates in effect during the same period of 2021. Price increases added $9.6 million to organic sales in the first half of 2022 compared with the prior-year period.

The segment’s supply chain continues to experience constraints on its ability to source certain components. While the effect on sales has been mitigated by our increased procurement efforts and production schedule adjustments, we estimate that approximately $6.0 million of sales were delayed into future quarters due to the supply shortages.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change
Americas	$49.9	$41.7	$8.2	19.7%
EMEA	49.0	46.6	2.4	5.2%
APAC	43.9	44.7	(0.8)	(1.8)%
Total	$142.8	$133.0

	Six Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change
Americas	$93.1	$76.0	$17.1	22.5%
EMEA	101.9	89.9	12.0	13.3%
APAC	84.9	86.2	(1.3)	(1.5)%
Total	$279.9	$252.1

Demand in the Americas region improved during the second quarter of 2022 compared to the prior-year second quarter and, including pricing impacts, sales increased 19.7%. Improved demand, pricing and our recent acquisition in the region generated an increase in sales to the EMEA region of 5.2%, compared with the second quarter of 2021, or 16.7% excluding adverse impacts from foreign currency exchange rate fluctuations totaling $5.4 million. Impacted by lockdowns in China, sales to the APAC region declined 1.8%, compared with the second quarter of 2021, but improved 1.8% excluding adverse impacts from foreign currency exchange rate fluctuations totaling $1.6 million.

During the 2022 year-to-date period, sales growth of $17.1 million, 22.5%, occurred in the Americas region due to improved demand and pricing. Improved demand, pricing and our recent acquisition in the region generated an increase in sales to the EMEA region of 13.3%, compared with the first half of 2021, or 22.9% after adjusting for unfavorable impacts from foreign currency fluctuations totaling $8.6 million. Sales to the APAC region declined 1.5%, compared with the first six months of 2021, but improved 1.7% excluding unfavorable impacts from foreign currency exchange rate fluctuations totaling $2.8 million.

In the second quarter of 2022, gross profit decreased $1.4 million, 2.8%, compared with the same quarter of the prior year. Changes in foreign currency exchange rates compared to the second quarter of 2021 reduced gross profit by $1.9 million. Gross profit margin declined over the same period by 3.6 percentage points to 34.7%. Fixed cost leverage on the higher sales positively impacted gross margin for the quarter while an unfavorable mix, increased labor costs and impacts from rising material, logistics and energy costs compressed the margin. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the second quarter by 3.2 percentage points compared to the prior-year second quarter.

During the 2022 year-to-date period, gross profit increased $4.0 million, 4.2%, over the comparable prior-year period, due primarily to sales volume and pricing. The segment realized an unfavorable impact on gross profit from changes in foreign currency rates, compared to the first two quarters of 2021, of $3.5 million. Gross margin for the first two quarters of 2022 decreased 2.4 percentage points as the segment was impacted by higher material, logistic and energy costs and labor costs from increased wages and overtime. Higher freight costs of $1.4 million impacted gross margin for the year-to-date period compared to the prior-year period. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the first two quarters of 2022 by 2.5 percentage points compared to the prior-year period.

As previously noted, restructuring charges totaling $1.7 million were incurred in our Hydraulics segment during the second quarter of 2022; $0.6 million of the costs are included in direct labor in cost of goods sold and $1.1 million are reflected in SEA expenses.

SEA expenses decreased $0.2 million, 1.1%, in the second quarter of 2022 compared with the prior-year period. SEA costs from our 2021 acquisition and our restructuring activities inflated costs in the 2022 second quarter when compared to the prior-year second quarter. Changes in foreign currency rates compared to the prior-year second quarter reduced SEA costs by $0.7 million. Better leverage of our fixed cost base on the higher sales led to SEA as a percent of sales decreasing 1.1 percentage points during the quarter, to 12.9%, compared to the 2021 second quarter.

Year-to-date SEA expenses increased $1.7 million, 4.7%, in 2022 compared with the prior-year period, mainly due to our acquisition and restructuring activities as well as higher travel and marketing costs of $0.5 million. Changes in foreign currency rates compared to the prior-year period reduced SEA costs by $1.3 million. SEA as a percent of sales decreased 0.8 percentage points to 13.4% in 2022 from 14.2% in 2021 from fixed cost leverage on the higher sales.

As a result of the impacts to gross profit and SEA noted above, second quarter operating income decreased $1.2 million, 3.7%, compared with the second quarter of the prior year, and operating margin declined 2.5 percentage points to 21.8%. Operating income for the year-to-date period increased $2.3 million, 3.8%, with operating margin declining 1.6 percentage points to 22.4% compared to the same period in the prior year.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	Three Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change
Net sales	$98.9	$90.4	$8.5	9.4%
Gross profit	$32.8	$31.2	$1.6	5.1%
Gross profit %	33.2%	34.5%
Operating income	$20.3	$19.6	$0.7	3.6%
Operating income %	20.5%	21.7%

	Six Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change
Net sales	$202.3	$176.1	$26.2	14.9%
Gross profit	$65.6	$61.2	$4.4	7.2%
Gross profit %	32.4%	34.8%
Operating income	$40.8	$37.9	$2.9	7.7%
Operating income %	20.2%	21.5%

Second quarter net sales for the Electronics segment grew by $8.5 million, 9.4%, compared with the prior-year second quarter. Acquisition growth accounted for $1.0 million of the increase. Price increases added $5.1 million of sales to the 2022 second quarter compared to the 2021 second quarter. Changes in foreign currency exchange rates compared to the second quarter of 2021, adversely impacted second quarter sales by $0.5 million.

Second quarter growth was primarily driven by demand in our recreational and industrial machinery end markets, while demand in our health and wellness end market has softened. The segment's supply chain continues to experience constraints on its ability to source certain electronic and other components. While the effect on sales has been mitigated by our procurement efforts, production schedule adjustments and product redesigns, we estimate that approximately $9.1 million of sales were delayed into future quarters due to the shortages.

Year-to-date net sales for the Electronics segment improved by $26.2 million, 14.9%, compared with the prior-year period. Sales totaling $1.7 million were contributed by our recently acquired business. Price increases added $10.8 million of sales to the first two quarters of 2022 compared to the prior-year period. Changes in foreign currency exchange rates unfavorably impacted sales by $0.7 million for the year-to-date period compared with rates in effect during the same period of 2021.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change
Americas	$80.2	$64.1	$16.1	25.1%
EMEA	12.3	11.0	1.3	11.8%
APAC	6.4	15.3	(8.9)	(58.2)%
Total	$98.9	$90.4

	Six Months Ended
	July 2, 2022	July 3, 2021	$ Change	% Change
Americas	$157.9	$129.1	$28.8	22.3%
EMEA	24.1	20.4	3.7	18.1%
APAC	20.3	26.6	(6.3)	(23.7)%
Total	$202.3	$176.1

Demand in the Americas region was solid during the second quarter of 2022, and coupled with pricing and capacity improvements, sales grew 25.1% compared to the second quarter of 2021. Sales to the EMEA region improved by 11.8%, compared with the second quarter of 2021, or 16.4% after adjusting for adverse impacts from foreign currency fluctuations totaling $0.5 million. Reduced demand for our products from customers in China, and regulatory lock downs in the country, resulted in sales to the APAC region contracting by $8.9 million compared to the prior-year period, with minimal impacts from foreign currency exchange rate changes.

During the 2022 year-to-date period, sales growth of 22.3% occurred in the Americas region from demand, pricing and capacity improvements. In the EMEA region, sales grew 18.1% over the first half of 2021, or 21.6% after adjusting for unfavorable impacts from foreign currency fluctuations totaling $0.7 million. Due to the second quarter demand decline and lockdowns in China, the APAC region experienced a 23.7% sales reduction compared to the first two quarters of 2021, with minimal impacts from changes in foreign currency exchange rates.

Second quarter gross profit increased 5.1%, compared with the second quarter of the prior year, primarily due to sales volume and pricing. Unfavorable impacts from changes in foreign currency exchange rates compared to the prior-year period impacted gross profit by $0.3 million. Gross margin declined over the same period by 1.3 percentage points to 33.2%. The segment continues to experience increases in raw material costs, due to high demand and shortages of materials in the market for electronic and other components used in our products. Pricing efforts have offset some of the impact. Material costs as a percentage of sales, excluding pricing changes, increased in the second quarter by 4.7 percentage points compared to the prior-year quarter, despite a favorable sales mix.

During the 2022 year-to-date period, the segment experienced a 7.2% increase in gross profit over the comparable prior-year period, primarily due to sales volume and pricing. Unfavorable impacts from changes in foreign currency exchange rates compared to the prior-year period impacted gross profit by $0.5 million. Gross margin for the first two quarters of 2022 decreased 2.4 percentage points from the higher material costs. Material costs as a percentage of sales, excluding pricing changes, increased in the first two quarters of 2022 by 6.0 percentage points compared to the prior-year period.

SEA expenses increased by $0.9 million, 7.8%, in the second quarter of 2022, compared with the second quarter of 2021, impacted by our 2021 acquisition and higher costs for travel and marketing of $0.2 million, R&D of $0.2 million and wage and benefits of $0.3 million. SEA costs as a percentage of sales decreased 0.2 percentage points to 12.6% in the second quarter of 2022 compared to 12.8% in the prior-year second quarter from improved leverage of our fixed costs on the higher sales.

Year-to-date SEA expenses increased $1.5 million, 6.4%, in 2022 compared with the prior-year period primarily from our 2021 acquisition and increased corporate costs allocated to the segment totaling $0.5 million. SEA as a percent of sales decreased 0.9 percentage points to 12.3% in 2022 from 13.2% in 2021 from improved leverage of our fixed costs on the higher sales.

As a result of the impacts to gross profit and SEA noted above, second quarter operating income increased 3.6% compared with the second quarter of the prior year, while operating margin declined 1.2 percentage points to 20.5%. Operating income for the year-to-date period increased 7.7% and operating margin dropped 1.3 percentage points to 20.2% compared to the same period in the prior year.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the second quarter of 2022, these costs totaled $8.4 million for (i) amortization of acquisition-related intangible assets of $6.8 million and (ii) $1.6 million related to other acquisition and integration activities. Year-to-date, corporate and other costs totaled $17.6 million for (i) transition costs for one of our executive officers of $0.3 million, (ii) amortization of acquisition-related intangible assets of $13.8 million and (iii) $3.5 million related to other acquisition and integration activities.

Interest Expense, net

Net interest expense decreased $0.6 million to $3.8 million in the second quarter of 2022 compared with $4.4 million in the prior-year second quarter. The decrease is primarily a result of lower debt balances during the second quarter of 2022. Average net debt decreased to $390.3 million during the second quarter of 2022 compared with $414.5 million during the second quarter of 2021. Year-to-date net interest expense decreased $1.6 million to $7.6 million compared with $9.2 million during the comparable 2021 period. The decrease is primarily a result of lower debt balances during the first half of 2022. Average net debt for the 2022 year-to-date period totaled $397.1 million compared with $420.0 million in the corresponding period of 2021.

Income Taxes

The provision for income taxes for the second quarter of 2022 was 22.5% of pretax income compared to 17.6% for the prior-year second quarter. The year-to-date provision was 22.4% and 20.1% of pretax income for 2022 and 2021, respectively. The 2021 tax rate includes benefit from the settlement of a transfer pricing dispute resolved through competent authority between the United States and Germany. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. In recent years, we have used borrowings on our credit facilities to fund acquisitions. During the first six months of 2022, cash provided by operating activities totaled $44.2 million. At the end of the second quarter, we had $41.3 million of available cash and cash equivalents on hand and $174.2 million of available credit on our revolving credit facilities. We also have a $300.0 million accordion feature available on our credit facility, subject to certain pro forma compliance requirements, intended to support potential future acquisitions.

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

Cash Flows

The following table summarizes our cash flows for the periods (in millions):

	Six Months Ended
	July 2, 2022	July 3, 2021	$ Change
Net cash provided by operating activities	$44.2	$49.5	$(5.3)
Net cash used in investing activities	(9.2)	(14.2)	5.0
Net cash used in financing activities	(24.8)	(28.7)	3.9
Effect of exchange rate changes on cash	2.6	2.5	0.1
Net increase in cash	$12.8	$9.1	$3.7

Cash on hand increased $12.8 million from $28.6 million at the end of 2021 to $41.4 million as of July 2, 2022. Changes in exchange rates during the six months ended July 2, 2022 favorably impacted cash and cash equivalents by $2.6 million. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Cash from operations declined by $5.3 million in the first half of 2022 compared to the prior-year comparable period. Year-to-date cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) decreased by $1.5 million over the prior-year period. Changes in net operating assets and liabilities reduced cash by $3.8 million, compared to the prior-year period, primarily from reductions in AP and accrued expenses only partially offset by favorable cash flows from AR and inventories. Strategic investments in inventory reduced cash by $17.9 million and $22.9 million in the first two quarters of 2022 and 2021, respectively. The increase in inventory levels is primarily from supply chain challenges such as (i) making earlier purchases of material to avoid shortages, (ii) inventory on hand that is waiting on delayed components to complete and (iii) delayed orders by customers after we have already started the production process. Days of inventory on hand increased to 103 days as of July 2, 2022, compared with 81 days as of July 3, 2021. Changes in accounts receivable reduced cash by $20.0 million and $37.4 million in the first two quarters of 2022 and 2021, respectively. Days sales outstanding remained fairly consistent with the prior-year period at 56 days as of July 2, 2022 compared to 55 days as of July 3, 2021. Our collection patterns remain consistent with the prior period.

Investing activities

Capital expenditures totaled $13.5 million for the first six months of 2022, an increase of $3.2 million over the prior-year comparable period. Capital expenditures for 2022 are forecasted to be approximately 3%-5% of sales, for investments in machinery and equipment for capacity expansion projects, improvements to manufacturing technology and maintaining/replacing existing machine capabilities.

Cash provided from acquisition related activities in the first six months of 2022 totaled $1.3 million, compared to cash used in the prior-year period of $3.4 million.

Financing activities

Cash used for financing activities totaled $24.8 million during the first six months of 2022, compared with cash used of $28.7 million in the prior-year period. Repayments, net of borrowings, on our credit facilities totaled $16.8 million for the first six months of 2022 compared to net repayments of $22.1 million during the same period of 2021.

During the second quarter of 2022, we declared a quarterly cash dividend of $0.09 per share payable on July 20, 2022, to shareholders of record as of July 5, 2022. The declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the board of directors.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any changes made during the first six months of 2022, are disclosed in Note 2 to the Consolidated, Unaudited Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. There were no material changes during the six months ended July 2, 2022.

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

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine, the Russia-Ukraine military conflict could have a negative impact on the global supply chain logistics or economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described in section entitled “Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022 filed with the SEC on March 1, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2022	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Chief Financial Officer (Principal Financial and Accounting Officer)