Form 10-Q
period 2022-10-01
HELIOS TECHNOLOGIES, INC.
filed 2022-11-08
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

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

The registrant had 32,556,476 shares of common stock, par value $.001, outstanding as of October 28, 2022.

Helios Technologies, Inc.

INDEX

For the quarter ended

October 1, 2022

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	October 1, 2022	January 1, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,813	$28,540
Restricted cash	33	41
Accounts receivable, net of allowance for credit losses of $1,122 and $1,212	131,649	134,561
Inventories, net	179,718	165,629
Income taxes receivable	6,517	2,762
Other current assets	19,543	20,101
Total current assets	374,273	351,634
Property, plant and equipment, net	171,323	174,210
Deferred income taxes	6,008	2,934
Goodwill	447,140	459,936
Other intangible assets, net	396,528	412,759
Other assets	24,295	13,873
Total assets	$1,419,567	$1,415,346
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$64,921	$85,301
Accrued compensation and benefits	19,004	28,595
Other accrued expenses and current liabilities	30,890	28,254
Current portion of long-term non-revolving debt, net	18,897	18,125
Dividends payable	2,930	2,917
Income taxes payable	7,489	6,328
Total current liabilities	144,131	169,520
Revolving line of credit	267,693	242,312
Long-term non-revolving debt, net	169,332	183,897
Deferred income taxes	57,042	71,836
Other noncurrent liabilities	29,932	38,818
Total liabilities	668,130	706,383
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000 shares authorized, 32,544 and 32,407 shares issued and outstanding	33	32
Capital in excess of par value	401,549	394,641
Retained earnings	435,392	363,279
Accumulated other comprehensive loss	(85,537)	(48,989)
Total shareholders' equity	751,437	708,963
Total liabilities and shareholders' equity	$1,419,567	$1,415,346

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	October 1, 2022	October 2, 2021
	(unaudited)	(unaudited)
Net sales	$207,205	$223,241
Cost of sales	137,939	142,299
Gross profit	69,266	80,942
Selling, engineering and administrative expenses	31,749	32,786
Amortization of intangible assets	6,774	7,407
Operating income	30,743	40,749
Interest expense, net	4,098	3,813
Foreign currency transaction (gain) loss, net	(199)	304
Other non-operating expense (income), net	177	(616)
Income before income taxes	26,667	37,248
Income tax provision	6,289	9,488
Net income	$20,378	$27,760

Net income per share:
Basic	$0.63	$0.86
Diluted	$0.63	$0.85

Weighted average shares outstanding:
Basic	32,541	32,385
Diluted	32,585	32,539

Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Nine Months Ended
	October 1, 2022	October 2, 2021
	(unaudited)	(unaudited)
Net sales	$689,420	$651,499
Cost of sales	454,202	413,036
Gross profit	235,218	238,463
Selling, engineering and administrative expenses	98,059	95,757
Amortization of intangible assets	20,554	25,285
Operating income	116,605	117,421
Interest expense, net	11,719	12,965
Foreign currency transaction (gain) loss, net	(1,296)	1,271
Other non-operating expense (income), net	1,508	(727)
Income before income taxes	104,674	103,912
Income tax provision	23,782	22,870
Net income	$80,892	$81,042

Net income per share:
Basic	$2.49	$2.51
Diluted	$2.48	$2.50

Weighted average shares outstanding:
Basic	32,493	32,272
Diluted	32,597	32,437

Dividends declared per share	$0.27	$0.27

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$20,378	$27,760	$80,892	$81,042
Other comprehensive loss
Foreign currency translation adjustments, net of tax	(20,181)	(7,528)	(47,053)	(14,215)
Unrealized gain on interest rate swap, net of tax	3,240	623	10,505	2,865
Total other comprehensive loss	(16,941)	(6,905)	(36,548)	(11,350)
Comprehensive income	$3,437	$20,855	$44,344	$69,692

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at July 2, 2022	—	$—	32,504	$33	$397,643	$417,944	$(68,596)	$747,024
Shares issued, restricted stock			5					—
Shares issued, ESPP			10		511			511
Shares issued, acquisition			25		1,573			1,573
Stock-based compensation					1,840			1,840
Cancellation of shares for payment of employee tax withholding					(18)			(18)
Dividends declared						(2,930)		(2,930)
Net income						20,378		20,378
Other comprehensive loss							(16,941)	(16,941)
Balance at October 1, 2022	—	$—	32,544	$33	$401,549	$435,392	$(85,537)	$751,437

Balance at July 3, 2021	—	$—	32,249	$32	$379,299	$317,799	$(38,785)	$658,345
Shares issued, restricted stock			12		18			18
Shares issued, other compensation			5					—
Shares issued, ESPP			7		522			522
Shares issued, acquisition			134		10,390			10,390
Stock-based compensation					2,050			2,050
Cancellation of shares for payment of employee tax withholding					(235)			(235)
Shares repurchased			(7)		(583)			(583)
Dividends declared						(2,916)		(2,916)
Net income						27,760		27,760
Other comprehensive loss							(6,905)	(6,905)
Balance at October 2, 2021	—	$—	32,400	$32	$391,461	$342,643	$(45,690)	$688,446

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Nine Months Ended

(in thousands)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at January 1, 2022	—	$—	32,407	$32	$394,641	$363,279	$(48,989)	$708,963
Shares issued, restricted stock			88	1	111			112
Shares issued, ESPP			24		1,571			1,571
Shares issued, acquisition			25		1,573			1,573
Stock-based compensation					6,212			6,212
Cancellation of shares for payment of employee tax withholding					(2,559)			(2,559)
Dividends declared						(8,779)		(8,779)
Net income						80,892		80,892
Other comprehensive loss							(36,548)	(36,548)
Balance at October 1, 2022	—	$—	32,544	$33	$401,549	$435,392	$(85,537)	$751,437

Balance at January 2, 2021	—	$—	32,120	$32	$371,778	$270,320	$(34,340)	$607,790
Shares issued, restricted stock			43		36			36
Shares issued, other compensation			19					—
Shares issued, ESPP			32		1,318			1,318
Shares issued, acquisition			197		14,014			14,014
Stock-based compensation					6,233			6,233
Cancellation of shares for payment of employee tax withholding			(4)		(1,335)			(1,335)
Shares repurchased			(7)		(583)			(583)
Dividends declared						(8,719)		(8,719)
Net income						81,042		81,042
Other comprehensive loss							(11,350)	(11,350)
Balance at October 2, 2021	—	$—	32,400	$32	$391,461	$342,643	$(45,690)	$688,446

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	October 1, 2022	October 2, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$80,892	$81,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,360	41,131
Stock-based compensation expense	6,212	6,233
Amortization of debt issuance costs	374	374
(Benefit) provision for deferred income taxes	(2,055)	2,230
Forward contract gains, net	(6,433)	(3,401)
Other, net	1,039	(135)
(Increase) decrease in:
Accounts receivable	(2,861)	(36,634)
Inventories	(19,666)	(35,759)
Income taxes receivable	(1,775)	(1,893)
Other current assets	633	(288)
Other assets	6,240	3,989
Increase (decrease) in:
Accounts payable	(17,230)	11,945
Accrued expenses and other liabilities	(5,658)	8,079
Income taxes payable	2,485	9,599
Other noncurrent liabilities	(5,364)	(4,527)
Net cash provided by operating activities	74,193	81,985
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(67,252)	(48,481)
Amounts paid for net assets acquired	—	(2,400)
Capital expenditures	(21,916)	(17,054)
Proceeds from dispositions of property, plant and equipment	1,903	82
Cash settlement of forward contracts	4,448	1,433
Software development costs	(2,345)	(1,785)
Net cash used in investing activities	(85,162)	(68,205)
Cash flows from financing activities:
Borrowings on revolving credit facilities	112,720	71,198
Repayment of borrowings on revolving credit facilities	(72,167)	(44,500)
Repayment of borrowings on long-term non-revolving debt	(12,616)	(12,178)
Proceeds from stock issued	1,682	1,353
Dividends to shareholders	(8,766)	(8,694)
Other financing activities	(5,306)	(2,851)
Net cash provided by financing activities	15,547	4,328
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,687	4,363
Net increase in cash, cash equivalents and restricted cash	8,265	22,471
Cash, cash equivalents and restricted cash, beginning of period	28,581	25,257
Cash, cash equivalents and restricted cash, end of period	$36,846	$47,728

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on March 1, 2022. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the nine months ended October 1, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2022.

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

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$20,378	$27,760	$80,892	$81,042

Weighted average shares outstanding - Basic	32,541	32,385	32,493	32,272
Net effect of dilutive securities - Stock based compensation	44	154	104	165
Weighted average shares outstanding - Diluted	32,585	32,539	32,597	32,437

Net income per share:
Basic	$0.63	$0.86	$2.49	$2.51
Diluted	$0.63	$0.85	$2.48	$2.50

3. BUSINESS ACQUISITION

Acquisition of Daman

On September 16, 2022, the Company completed the acquisition of Daman Products Company, Inc. ("Daman"), an Indiana corporation. The acquisition was completed pursuant to a Membership Interest Purchase Agreement ("Agreement") among the Company and the owners of Daman.

Daman is a leading designer and manufacturer of standard and custom precision hydraulic manifolds and other fluid conveyance products for its customer base, predominantly in North America. The acquisition of Daman expands the Company's technologies and markets and provides an opportunity to produce integrated package offerings with multiple Helios brands. The results of Daman’s operations are reported in the Company’s Hydraulics segment and have been included in the Consolidated, Unaudited Financial Statements since the date of acquisition.

Initial cash consideration paid at closing, net of cash acquired, totaled $64,331. Total consideration for the acquisition is subject to a post-closing adjustment in accordance with the terms of the Agreement. The consideration was funded with borrowings on the Company’s credit facility.

The Company recorded $24,891 of goodwill and $29,720 of other identifiable intangible assets in connection with the acquisition. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identified intangibles assets acquired was based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, as of the acquisition date, management will finalize its analysis of the estimated fair value. The purchase price allocation is preliminary, pending post-closing adjustments, final intangibles valuation and tax related adjustments, and may be revised during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes to the fair values of the tangible and intangible assets acquired and liabilities assumed could be material.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at October 1, 2022 and January 1, 2022.

	October 1, 2022
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$11,997	$—	$11,997	$—
Forward foreign exchange contracts	3,048	—	3,048	—
Total	$15,045	$—	$15,045	$—
Liabilities
Forward foreign exchange contracts	$73	$—	$73	$—
Contingent consideration	6,305	—	—	6,305
Total	$6,378	$—	$73	$6,305

	January 1, 2022
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contract	$1,521	$—	$1,521	$—
Forward foreign exchange contracts	1,040	—	1,040	—
Total	$2,561	$—	$2,561	$—
Liabilities
Interest rate swap contract	$3,248	$—	$3,248	$—
Forward foreign exchange contracts	51	—	51	—
Contingent consideration	6,400	—	—	6,400
Total	$9,699	$—	$3,299	$6,400

A summary of the changes in the estimated fair value of contingent consideration at October 1, 2022 is as follows:

Balance at January 1, 2022	$6,400
Change in estimated fair value	1,244
Payment on liability	(1,082)
Accretion in value	249
Currency remeasurement	(506)
Balance at October 1, 2022	$6,305

5. INVENTORIES, NET

At October 1, 2022 and January 1, 2022, inventory consisted of the following:

	October 1, 2022	January 1, 2022
Raw materials	$105,018	$90,487
Work in process	46,275	34,713
Finished goods	38,038	50,638
Provision for obsolete and slow-moving inventory	(9,613)	(10,209)
Total	$179,718	$165,629

6. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the nine months ended October 1, 2022 and October 2, 2021, operating lease costs totaled $5,105 and $4,316, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	October 1, 2022	January 1, 2022
Right-of-use assets	$18,426	$22,776
Lease liabilities:
Current lease liabilities	$4,599	$5,823
Non-current lease liabilities	14,883	17,940
Total lease liabilities	$19,482	$23,763

Weighted average remaining lease term (in years):	5.0
Weighted average discount rate:	4.5%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,205	$4,357
Non-cash impact of new leases and lease modifications	$977	$5,209

Maturities of lease liabilities are as follows:

2022 Remaining	$1,658
2023	4,897
2024	4,247
2025	3,933
2026	3,271
2027	1,341
Thereafter	2,753
Total lease payments	22,100
Less: Imputed interest	2,618
Total lease obligations	19,482
Less: Current lease liabilities	4,599
Non-current lease liabilities	$14,883

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the nine months ended October 1, 2022, is as follows:

	Hydraulics	Electronics	Total
Balance at January 1, 2022	$273,665	$186,271	$459,936
Measurement period adjustment, Joyonway acquisition	—	66	66
Measurement period adjustment, NEM acquisition	(37)	—	(37)
Acquisition of Taimi	260	—	260
Acquisition of Daman	24,891	—	24,891
Currency translation	(37,611)	(365)	(37,976)
Balance at October 1, 2022	$261,168	$185,972	$447,140

Acquired Intangible Assets

At October 1, 2022 and January 1, 2022, intangible assets consisted of the following:

	October 1, 2022			January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$85,184	$(16,859)	$68,325	$83,443	$(15,216)	$68,227
Non-compete agreements	2,025	(506)	1,519	3,218	(1,092)	2,126
Technology	49,292	(19,563)	29,729	50,425	(16,729)	33,696
Supply agreement	21,000	(12,250)	8,750	21,000	(10,675)	10,325
Customer relationships	332,808	(49,476)	283,332	336,809	(43,488)	293,321
Sales order backlog	720	—	720	1,023	(1,023)	—
Workforce	6,077	(1,924)	4,153	6,077	(1,013)	5,064
	$497,106	$(100,578)	$396,528	$501,995	$(89,236)	$412,759

Amortization expense on acquired intangible assets for the nine months ended October 1, 2022 and October 2, 2021, was $20,554 and $25,285, respectively. Future estimated amortization expense is presented below.

Year:
2022 Remaining	$7,443
2023	28,655
2024	27,640
2025	27,456
2026	25,704
2027	22,431
Thereafter	257,199
Total	$396,528

8. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	October 1, 2022	January 1, 2022	Location	October 1, 2022	January 1, 2022
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$11,997	$1,521	Other non-current liabilities	$—	$3,248
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	2,625	866	Other current liabilities	73	51
Forward foreign exchange contracts	Other assets	423	174	Other non-current liabilities	—	—
Total derivatives		$15,045	$2,561		$73	$3,299
(1) See Note 4 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the nine months ended October 1, 2022 and October 2, 2021, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	October 1, 2022	October 2, 2021	into Earnings (Effective Portion)	October 1, 2022	October 2, 2021
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$13,726	$3,718	Interest expense, net	$(1,447)	$(3,137)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $11,719 and $12,965 for the nine months ended October 1, 2022 and October 2, 2021, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	October 1, 2022	October 2, 2021	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$6,433	$3,401	Foreign currency transaction gain / loss, net

Interest Rate Swap Contracts

The Company has entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with the transactions, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swaps are designated as hedging instruments and are accounted for as cash flow hedges. The aggregate notional amount of the swaps was $245,000 as of October 1, 2022. The notional amount decreases periodically through the dates of expiration in April 2023 and October 2025. The contracts are settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At October 1, 2022, the Company had seven forward foreign exchange contracts with an aggregate notional value of €27,500, maturing at various dates through March 2024.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90,000 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $88,193 as of October 1, 2022 and is included in the Revolving line of credit line item in the Consolidated Balance Sheets. The gain on the net investment hedge recorded in accumulated other comprehensive income as part of the currency translation adjustment was $10,868, net of tax, for the nine months ended October 1, 2022.

9. CREDIT FACILITIES

Total long-term non-revolving debt consists of the following:

	Maturity Date	October 1, 2022	January 1, 2022
Long-term non-revolving debt:
Term loan with PNC Bank	Oct 2025	$178,750	$190,000
Term loans with Citibank	Various	9,859	12,416
Other long-term debt	Various	9	90
Total long-term non-revolving debt		188,618	202,506
Less: current portion of long-term non-revolving debt		18,897	18,125
Less: unamortized debt issuance costs		389	484
Total long-term non-revolving debt, net		$169,332	$183,897

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	October 1, 2022	January 1, 2022	October 1, 2022	January 1, 2022
Revolving line of credit with PNC Bank	Oct 2025	$267,693	$242,312	$130,788	$157,487
Revolving line of credit with Citibank	May 2023	1,593	711	658	548

Future maturities of total debt are as follows:

Year:
2022 Remaining	$5,395
2023	20,531
2024	24,285
2025	407,693
Total	$457,904

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

The effective interest rate on the credit agreement at October 1, 2022 was 4.6%. Interest expense recognized on the credit agreement during the nine months ended October 1, 2022 and October 2, 2021, totaled $9,818 and $9,631, respectively. As of the date of this filing, the Company was in compliance with all debt covenants related to the credit agreement.

Term Loans and Line of Credit with Citibank

The Company has an uncommitted fixed asset facility agreement (the “Fixed Asset Facility”), short-term revolving facility agreement (the “Working Capital Facility”) and term loan facility agreement (the "Shanghai Branch Term Loan Facility") with Citibank (China) Co., Ltd. Shanghai Branch, as lender.

Under the Fixed Asset Facility, the Company borrowed on a secured basis RMB 2,614. The proceeds of the loan were used for purchases of certain equipment. Outstanding borrowings under the Fixed Asset Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.5%, to be repaid on a specified schedule. Currently drawn funds have a final payment due in May 2023.

Under the Working Capital Facility, the Company may, from time-to-time, borrow amounts on an unsecured revolving facility up to a total of RMB 16,000. Proceeds may only be used for expenditures related to production at the Company’s facility located in Kunshan City, China. Outstanding borrowings under the Working Capital Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 0.5%. All outstanding balances will be due in May 2023.

Under the Shanghai Branch Term Loan Facility, the Company borrowed on a secured basis RMB 42,653. Outstanding borrowings under the Shanghai Branch Term Loan Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.5%, to be repaid on a specified schedule with the final payment due in October 2024.

The Company has a term loan facility agreement (the “Sydney Branch Term Loan Facility”) with Citibank, N.A., Sydney Branch, as lender. Under the Sydney Branch Term Loan Facility, the Company borrowed on a secured basis AUD 7,500. Outstanding borrowings under the Sydney Branch Term Loan Facility accrue interest at a rate equal to the Australian Bank Bill Swap Reference Rate plus 2.0%, to be repaid throughout the term of the loan with a final payment due date of December 2024.

As of the date of this filing, the Company was in compliance with all debt covenants related to the Fixed Asset Facility, Working Capital Facility and Term Loan Facilities.

10. INCOME TAXES

The provision for income taxes for the three months ended October 1, 2022 and October 2, 2021 was 23.6% and 25.5% of pretax income, respectively. The provision for income taxes for the nine months ended October 1, 2022 and October 2, 2021 was 22.7% and 22.0% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products.

At October 1, 2022, the Company had an unrecognized tax benefit of $8,352 including accrued interest. If recognized, $2,110 of unrecognized tax benefit would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of October 1, 2022 is not considered material to the Company’s Consolidated, Unaudited Financial Statements.

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

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. Compensation expense recognized for RSUs granted to employees totaled $5,566 and $4,168, respectively, for the nine months ended October 1, 2022 and October 2, 2021.

Effective January 1, 2022, the board terminated the 2012 Non-Employee Director Fees Plan (the “2012 Directors Plan”) and approved a new Helios Technologies, Inc. Non-Employee Director Compensation Policy (the “Director Compensation Policy”), which revised the compensation for Non-Employee Directors. The Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2019 Plan, which vest over a one-year period. Directors were granted 13,137 RSUs during the nine months ended October 1, 2022. The Company recognized director stock compensation expense on the RSUs of $266 for the nine months ended October 1, 2022. Directors were granted 20,375 shares of stock and the Company recognized director stock compensation expense of $1,586 for the nine months ended October 2, 2021, under the 2012 Directors Plan.

The following table summarizes RSU activity for the nine months ended October 1, 2022:

		Weighted Average
	Number of Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at January 1, 2022	237	$45.58
Granted	102	92.41
Vested	(109)	43.79
Forfeited	(14)	66.84
Nonvested balance at October 1, 2022 (1)	216	$67.26

(1) Includes 106,221 nonvested performance-based RSUs.

The Company had $9,656 of total unrecognized compensation cost related to the RSU awards as of October 1, 2022. That cost is expected to be recognized over a weighted average period of 1.8 years.

Stock Options

In 2022, the Company granted stock options with market-based vesting conditions to its officers. As of October 1, 2022, there were 82,500 unvested options and no vested unexercised options. The exercise price per share is $50.60, which is equal to the market price of Helios stock on the grant date. The options vest after achievement of defined stock prices and after the required service periods, which range from one to three years. These options have a 10-year expiration. The grant date fair value of the options totaled $2,334 and was estimated using a Monte Carlo simulation.

The Company has also granted stock options with only time-based vesting conditions to its officers. As of October 1, 2022, there were 13,222 unvested options and 11,011 vested unexercised options. The exercise prices per share, which range from $35.04 to $55.03, are equal to the market price of Helios stock on the respective grant dates. The options vest ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model.

At October 1, 2022, the Company had $2,495 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 1.1 years.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which U.S. employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom (“UK”), under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. Employees purchased 28,960 shares at a weighted average price of $54.29, and 22,747 shares at a weighted average price of $57.93, under the ESPP and UK plans during the nine months ended October 1, 2022 and October 2, 2021, respectively. The Company recognized $272 and $431 of compensation expense during the nine months ended October 1, 2022 and October 2, 2021, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 1, 2022	$(1,334)	$(47,655)	$(48,989)
Other comprehensive income (loss) before reclassifications	14,841	(59,695)	(44,854)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(1,115)	—	(1,115)
Tax effect	(3,221)	12,642	9,421
Net current period other comprehensive income (loss)	10,505	(47,053)	(36,548)
Balance at October 1, 2022	$9,171	$(94,708)	$(85,537)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 2, 2021	$(5,922)	$(28,418)	$(34,340)
Other comprehensive income (loss) before reclassifications	6,071	(17,944)	(11,873)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(2,353)	—	(2,353)
Tax effect	(853)	3,729	2,876
Net current period other comprehensive income (loss)	2,865	(14,215)	(11,350)
Balance at October 2, 2021	$(3,057)	$(42,633)	$(45,690)

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the nine months ended October 1, 2022, the unallocated costs totaled $27,270 and included certain corporate costs not deemed to be allocable to either business segment of $348, amortization of acquisition-related intangible assets of $20,554 and other acquisition and integration-related costs of $6,368. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

The following table presents financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales
Hydraulics	$131,204	$133,404	$411,118	$385,549
Electronics	76,001	89,837	278,302	265,950
Total	$207,205	$223,241	$689,420	$651,499
Operating income
Hydraulics	$29,411	$31,799	$92,097	$92,200
Electronics	10,964	18,445	51,778	56,324
Corporate and other	(9,632)	(9,495)	(27,270)	(31,103)
Total	$30,743	$40,749	$116,605	$117,421
Capital expenditures
Hydraulics	$5,584	$4,187	$13,899	$10,205
Electronics	2,865	2,562	8,017	6,849
Total	$8,449	$6,749	$21,916	$17,054

	October 1, 2022	January 1, 2022
Total assets
Hydraulics	$822,548	$821,836
Electronics	574,606	585,739
Corporate	22,413	7,771
Total	$1,419,567	$1,415,346

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right-of-use assets.

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales
Americas	$114,659	$109,365	$365,610	$314,469
EMEA	49,012	55,952	175,039	166,183
APAC	43,534	57,924	148,771	170,847
Total	$207,205	$223,241	$689,420	$651,499

	October 1, 2022	January 1, 2022
Tangible long-lived assets
Americas	$105,571	$97,649
EMEA	30,632	35,829
APAC	16,694	17,956
Total	$152,897	$151,434

14. RELATED PARTY TRANSACTIONS

The Company purchases from, and sells inventory to, entities partially owned or managed by directors of Helios. For the nine months ended October 1, 2022 and October 2, 2021, inventory sales to the entities totaled $2,146 and $2,516, respectively, and inventory purchases from the entities totaled $0 and $3,221, respectively.

At October 1, 2022 and January 1, 2022, amounts due from the entities totaled $307 and $344, respectively.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expects," "anticipates," "believes," "intends," "plans," "will" and similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in this report and those identified in Part I, Item 1A, "Risk Factors" included in our Form 10-K. In addition, new risks emerge from time to time, and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Underpinning our expectation of compounded annual growth of approximately two times our market's growth rates, we have an active acquisition pipeline and a history of acquiring companies with niche technologies, as well as strong profitability.

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

In September 2022, we completed another flywheel acquisition of Daman Products Company, headquartered in Mishawaka, Indiana. Daman is a leading designer and manufacturer of standard and custom precision hydraulic manifolds and other fluid conveyance products for its customer base, predominantly in North America. The acquisition of Daman expands the Company's technologies and markets and provides an opportunity to produce integrated package offerings with multiple Helios brands.

Global Economic Conditions

Russian Invasion of Ukraine

In February of 2022, Russia invaded Ukraine. As a result, several governments have enacted sanctions against Russia and Russian interests. The conflict has led to economic uncertainty and market disruptions, including significant volatility in commodity, fuel and energy prices as well as in credit and capital markets. We do not have operations in the region, and less than 1% of our sales are to Russia and Ukraine customers. In Europe, we continue to experience inflation from: increased energy and raw material costs, logistics issues and reduced orders from customers who do business in the region. The broader consequences of the conflict could impact our business through further increases or fluctuations in commodity and energy prices, further disruptions to the global supply chain, reduced availability of certain natural resources and other adverse effects on macroeconomic conditions.

COVID-19 Update

In the third quarter we did not have any COVID-related shutdowns or other significant new disruption to our business from the pandemic. However, we continue to face constraints related to sourcing certain electronic and other components, which originated from the high demand for these products caused by the pandemic. We have been able to mitigate the impact with our procurement efforts, production schedule adjustments and product redesigns. While at a slowing degree, in the third quarter we continued to experience delays in shipments as well as material and logistics cost increases.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products increased 19.9% during the first nine months of 2022, after increasing 20.9% during 2021. In Europe, the CEMA Business Barometer reported in October that the general business climate index for the European agricultural machinery industry has continued its sideways movement at a positive level after the sharp declines in the course of the Russian war against Ukraine and current business appears to remain stable. Further noted was the price increases and bottlenecks on the supplier side that continue to challenge the industry, for which some slight easing is observable.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports third quarter 2022 sales of semiconductors and other electronics components improved over the second quarter of 2022 back up to first quarter 2022 levels. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments were up 14.6% in September 2022 compared with the same month last year; compared with August 2022, September shipments grew 17.9%. PCB year-to-date bookings were down 2.6% in September compared to the same period last year. However, September bookings increased 52.0% from August 2022. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments were up 15.5% in September 2022 compared with the same month last year; compared with August 2022, September shipments declined 0.1%. EMS bookings in September were up 21.1% compared to September last year and improved 18.1% from August 2022. Further noted was improvement in bookings is a sign that demand for durable goods still has some life despite the slowing macroeconomic environment, and shipments remain healthy, which indicates that severe supply chain constraints are behind us.

2022 Third Quarter Results and Comparison of the Three and Nine Months Ended October 1, 2022 and October 2, 2021

(in millions except per share data)

	Three Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change
Net sales	$207.2	$223.2	$(16.0)	(7.2)%
Gross profit	$69.3	$80.9	$(11.6)	(14.3)%
Gross profit %	33.4%	36.2%
Operating income	$30.7	$40.7	$(10.0)	(24.6)%
Operating income %	14.8%	18.2%
Net income	$20.4	$27.8	$(7.4)	(26.6)%
Diluted net income per share	$0.63	$0.85	$(0.22)	(25.9)%

	Nine Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change
Net sales	$689.4	$651.5	$37.9	5.8%
Gross profit	$235.2	$238.5	$(3.3)	(1.4)%
Gross profit %	34.1%	36.6%
Operating income	$116.6	$117.4	$(0.8)	(0.7)%
Operating income %	16.9%	18.0%
Net income	$80.9	$81.0	$(0.1)	(0.1)%
Diluted net income per share	$2.48	$2.50	$(0.02)	(0.8)%

Third quarter consolidated net sales declined $16.0 million, 7.2%, over the prior-year third quarter. We experienced organic net sales decline of $18.9 million, 8.5%, over the prior-year third quarter, offset partially by acquisition growth of $2.9 million. Discrete impacts to our third quarter organic sales compared to the prior year quarter are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $8.2 million, 3.7%
•
Pricing changes - favorable by $8.1 million, 3.6%
•
Delayed sales due to supply chain constraints - unfavorable by an estimated $14.7 million
•
Hurricane Ian, which resulted in a shut-down of our Sarasota manufacturing location for multiple days - unfavorable by an estimated $5.3 million

Third quarter sales to the Americas region increased compared to the 2021 third quarter, while sales to the EMEA and APAC regions declined. Demand for electronics products in our health and wellness end market has sharply declined from the prior year third quarter, which was strengthened by the pandemic as consumers invested in health and leisure products. Sales in several of our end markets improved over the third quarter of 2021, with our recreational end markets leading the growth. Improvement was also realized in the industrial machinery and mobile equipment end markets.

Consolidated net sales for the year-to-date period improved by $37.9 million, 5.8%, compared with the prior-year period. Acquisition-related sales for the first three quarters of 2022 totaled $16.7 million and organic sales were up $21.2 million, 3.3%. Discrete impacts to our year-to-date organic sales compared to the prior year period are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $20.5 million, 3.1%
•
Pricing changes - favorable by $29.7 million, 4.6%
•
Supply chain constraints - same amount as noted above for the third quarter
•
Hurricane Ian - same amount as noted above for the third quarter

Year-to-date sales to the Americas and EMEA regions increased compared to the 2021 comparable period, while sales to the APAC region declined. Sales growth in the year-to-date period was driven by the industrial machinery, mobile equipment, construction and recreational end markets while health and wellness contracted.

Third quarter gross profit decreased $11.6 million, 14.3%, over the prior-year third quarter driven by lower volume and unfavorable foreign currency partially offset by pricing. Changes in foreign currency exchange rates compared to the third quarter of 2021 reduced gross profit by $2.1 million. Gross margin declined by 2.8 percentage points compared with the prior-year third quarter, impacted most significantly by higher raw material costs. While the majority of these costs were passed on to customers, the result of increasing sales with no additional profit is an unfavorable impact to margins. We are also experiencing higher energy costs in the EMEA region that further compressed margins. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased by 3.5 percentage points compared to the prior-year third quarter.

Gross profit for the first nine months of 2022 decreased $3.3 million, 1.4%, compared with the same period of 2021. While sales volumes were higher in the current year period, headwinds from inflation and foreign currency offset the gains. Changes in foreign currency exchange rates compared to the first nine months of 2021 reduced year-to-date gross profit by $6.2 million. Gross margin declined 2.5 percentage points over the prior-year period as pricing efforts did not recover the full margin to offset the impact of higher raw material and logistic costs. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the year-to-date period by 4.0 percentage points compared to the prior year-to-date period.

In the third quarter of 2022, we incurred $1.8 million of costs related to our restructuring activities. The restructuring plans are expected to improve the global cost structure of the business. In the EMEA region, we continued the execution of an operational restructure in our Hydraulics segment that combines the manufacturing operations at two of our locations into one location. We are continuing our sales and research and development ("R&D") efforts in both locations in order to serve customers in the regions. In the APAC region, we are executing an organizational restructure in our Hydraulics segment among several locations to align employee talent with the strategic operational goals of the Company. We estimate annual cost savings in our Hydraulics segment will total $1.8 million. In our Electronics segment, we executed an organizational restructure to adjust our labor base in line with current demand levels. The restructuring costs are comprised of recurring labor costs for employees who worked on projects, severance and other expenses associated with the manufacturing relocation.

Operating income as a percentage of sales decreased 3.4 percentage points to 14.8% in the third quarter of 2022 compared to the prior-year period. Gross margin level changes, our restructuring activities, increased acquisition and integration costs of $1.4 million and reduced leverage of our selling, engineering and administrative ("SEA") level fixed cost base on the lower sales volume led to the erosion.

For the first nine months of 2022, operating income as a percentage of sales decreased 1.1 percentage points to 16.9% compared to with the prior-year period. Partially offsetting the factors noted above, was acquisition-related amortization for the first nine months of 2022, which was lower than the prior-year period by $4.7 million, primarily from the sales order backlog intangible acquired with the Balboa acquisition that was fully amortized in the second quarter of 2021.

SEGMENT RESULTS

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change
Net sales	$131.2	$133.4	$(2.2)	(1.6)%
Gross profit	$46.5	$50.2	$(3.7)	(7.4)%
Gross profit %	35.4%	37.6%
Operating income	$29.4	$31.8	$(2.4)	(7.5)%
Operating income %	22.4%	23.8%

	Nine Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change
Net sales	$411.1	$385.5	$25.6	6.6%
Gross profit	$146.8	$146.5	$0.3	0.2%
Gross profit %	35.7%	38.0%
Operating income	$92.1	$92.2	$(0.1)	(0.1)%
Operating income %	22.4%	23.9%

Third quarter net sales for the Hydraulics segment decreased by $2.2 million, 1.6%, compared with the prior-year third quarter. We experienced organic net sales decline of $4.3 million, 3.2%, over the prior-year third quarter and acquisition growth of $2.1 million. Discrete impacts to our third quarter organic sales compared to the prior year quarter are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $7.9 million, 5.9%
•
Pricing changes - favorable by $5.4 million, 4.0%
•
Delayed sales due to supply chain constraints - unfavorable by an estimated $6.6 million
•
Hurricane Ian, which resulted in a shut-down of our Sarasota manufacturing location for multiple days - unfavorable by an estimated $5.3 million

Year-to-date net sales grew by $25.6 million, 6.6%, compared with the 2021 comparable period. Acquisition-related sales accounted for $14.2 million of the increase and sales from our organic businesses improved $11.4 million, 3.0%. Discrete impacts to our year-to-date organic sales compared to the prior year period are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $19.4 million, 5.0%
•
Pricing changes - favorable by $16.2 million, 4.2%
•
Supply chain constraints - same amount as noted above for the third quarter
•
Hurricane Ian - same amount as noted above for the third quarter

Organic sales growth in the first three quarters of 2022 benefited from improved demand primarily in the Americas and EMEA regions, as well as in several of our end markets including the mobile and industrial equipment markets.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change
Americas	$49.7	$45.2	$4.5	10.0%
EMEA	41.3	44.8	(3.5)	(7.8)%
APAC	40.2	43.4	(3.2)	(7.4)%
Total	$131.2	$133.4

	Nine Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change
Americas	$142.7	$121.2	$21.5	17.7%
EMEA	143.2	134.7	8.5	6.3%
APAC	125.2	129.6	(4.4)	(3.4)%
Total	$411.1	$385.5

Regional sales performance in the third quarter compared to the prior year quarter was driven by:

Americas - demand, pricing and our recent acquisitions contributed to a 10.0% increase in sales

EMEA - excluding unfavorable changes in foreign currency rates of $6.3 million, sales improved 6.3%, primarily from pricing

APAC - excluding unfavorable changes in foreign currency rates of $1.6 million, sales declined 3.7%, driven by lower demand in Korea and China

Regional sales performance in the year-to-date period compared to the prior year period was driven by:

Americas - demand, pricing and our recent acquisitions contributed to a 17.7% increase in sales

EMEA - excluding unfavorable changes in foreign currency rates of $14.9 million, sales improved 17.4%, primarily from demand, pricing and our 2021 acquisition

APAC - excluding unfavorable changes in foreign currency rates of $4.5 million, sales in the region were flat

In the third quarter of 2022, gross profit decreased $3.7 million, 7.4%, compared with the same quarter of the prior year. Changes in foreign currency exchange rates compared to the third quarter of 2021 reduced gross profit by $1.9 million. Gross profit margin declined over the same period by 2.2 percentage points to 35.4%, which is primarily attributable to rising material and energy costs, for which margin was not fully recovered by pricing efforts. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the third quarter by 3.9 percentage points compared to the prior-year third quarter.

During the 2022 year-to-date period, gross profit improved slightly, $0.3 million, 0.2%, over the comparable prior-year period. The segment realized an unfavorable impact on gross profit from changes in foreign currency rates, compared to the first three quarters of 2021, of $5.3 million. Gross margin for the first three quarters of 2022 decreased 2.3 percentage points as the segment was impacted by higher material, logistic and energy costs. Higher freight costs of $1.5 million impacted gross margin for the year-to-date period compared to the prior-year period. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the first three quarters of 2022 by 3.2 percentage points compared to the prior-year period. Price increases to customers did not fully recover the margin impact of the material cost increases.

Restructuring costs totaled $1.1 million for the third quarter of 2022; $0.3 million of the costs are included in direct labor in cost of goods sold and $0.8 million are reflected in SEA expenses. The restructuring costs are comprised of $0.6 million of recurring labor costs for employees who worked on the restructuring projects, non-recurring severance of $0.3 million and other non-recurring expenses associated with the manufacturing relocation of $0.2 million.

SEA expenses decreased $1.3 million, 7.1%, in the third quarter of 2022 compared with the prior-year period. Non-recurring costs from restructuring activities inflated costs in the 2022 third quarter when compared to the prior-year quarter while changes in foreign currency rates compared to the prior-year quarter reduced SEA costs by $1.0 million. Additional savings of $1.1 million were realized from lower benefit costs, primarily from performance-based incentive compensation accruals. The savings led to SEA as a percent of sales decreasing 0.8 percentage points during the quarter, to 13.0%, compared to the 2021 third quarter.

Restructuring activities totaled $3.0 million for the year-to-date period of 2022; $0.9 million of the costs are included in direct labor in cost of goods sold and $2.1 million are reflected in SEA expenses. The restructuring costs are comprised of $1.8 million of recurring labor costs for employees who worked on the restructuring projects, non-recurring severance of $0.9 million and other non-recurring expenses associated with the manufacturing relocation of $0.3 million.

Year-to-date SEA expenses increased $0.4 million, 0.7%, in 2022 compared with the prior-year period, mainly due to our 2021 acquisition, non-recurring costs from restructuring activities as well as higher travel and marketing costs of $0.8 million, offset by savings of $0.8 million realized from lower benefit costs, primarily from performance-based incentive compensation accruals. Changes in foreign currency rates compared to the prior-year period further reduced SEA costs by $2.4 million. SEA as a percent of sales decreased 0.8 percentage points to 13.3% in 2022, also benefiting from fixed cost leverage on the higher sales.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change
Net sales	$76.0	$89.8	$(13.8)	(15.4)%
Gross profit	$22.8	$31.3	$(8.5)	(27.2)%
Gross profit %	30.0%	34.9%
Operating income	$11.0	$18.4	$(7.4)	(40.2)%
Operating income %	14.5%	20.5%

	Nine Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change
Net sales	$278.3	$266.0	$12.3	4.6%
Gross profit	$88.4	$92.5	$(4.1)	(4.4)%
Gross profit %	31.8%	34.8%
Operating income	$51.8	$56.3	$(4.5)	(8.0)%
Operating income %	18.6%	21.2%

Third quarter net sales for the Electronics segment declined $13.8 million, 15.4%, compared with the prior-year third quarter. Acquisition growth contributed an increase of $0.8 million. Discrete impacts to our third quarter organic sales compared to the prior year quarter are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $0.3 million
•
Pricing changes - favorable by $2.7 million, 3.0%
•
Delayed sales due to supply chain constraints - unfavorable by an estimated $8.2 million

Third quarter demand in our health and wellness end market declined sharply compared to the prior year quarter, which was strengthened by the pandemic as consumers invested in health and leisure products. Inventory held by customers remained inflated in this end market, which further led to the decline. We continue to realize growth in our recreational, construction and industrial machinery end markets.

Year-to-date net sales for the Electronics segment improved by $12.3 million, 4.6%, compared with the prior-year period. Acquisition growth accounted for $2.5 million of the increase. Discrete impacts to our year-to-date organic sales compared to the prior year period are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $1.1 million

•
Pricing changes - favorable by $13.6 million, 5.1%
•
Supply constraints - same amount as noted above for the third quarter

The segment experienced a favorable sales mix, which contributed to the period over period increase. We realized sales growth in our recreational and industrial machinery end markets, which was offset by the decline in health and wellness.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change
Americas	$65.0	$64.2	$0.8	1.2%
EMEA	7.7	11.1	(3.4)	(30.6)%
APAC	3.3	14.5	(11.2)	(77.2)%
Total	$76.0	$89.8

	Nine Months Ended
	October 1, 2022	October 2, 2021	$ Change	% Change
Americas	$222.9	$193.3	$29.6	15.3%
EMEA	31.8	31.5	0.3	1.0%
APAC	23.6	41.2	(17.6)	(42.7)%
Total	$278.3	$266.0

Regional sales performance in the third quarter compared to the prior year quarter was driven by:

Americas - demand lessened but pricing efforts contributed to a 1.2% increase in sales

EMEA - excluding unfavorable changes in foreign currency rates of $0.3 million, sales declined 27.9%, primarily from lower demand in the health and wellness end market

APAC - sales declined 77.2% from reduced demand in the health and wellness end market in China; impacts from foreign currency exchange rates were minimal

Regional sales performance in the year-to-date period compared to the prior year period was driven by:

Americas - demand, pricing and capacity improvements contributed to a 15.3% increase in sales

EMEA - excluding unfavorable changes in foreign currency rates of $1.1 million, sales improved 4.4%, primarily from pricing

APAC - sales declined 42.7%, from lower demand in the health and wellness end market in China; impacts from foreign currency exchange rates were minimal

Third quarter gross profit decreased $8.5 million, 27.2%, compared with the third quarter of the prior year, primarily due to lower sales volume and material cost increases. Impacts from changes in foreign currency exchange rates compared to the prior-year period reduced gross profit by $0.3 million. Gross margin declined over the same period by 4.9 percentage points to 30.0%. The segment continues to experience increases in raw material costs, due to high demand and shortages of materials in the market for electronic and other components used in our products. Pricing efforts have offset some of the impact but did not recover the full margin. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the third quarter by 3.9 percentage points compared to the prior-year quarter. In addition, the segment experienced reduced labor efficiency from lower production due to the demand decline.

In the third quarter of 2022, we executed an organizational restructure to adjust our labor base in line with current demand levels. We incurred $0.8 million of restructuring costs for severance; $0.4 million of the costs are included in direct labor in cost of goods sold and $0.4 million are reflected in SEA expenses.

During the 2022 year-to-date period, the segment experienced a $4.1 million, 4.4%, decrease in gross profit over the comparable prior-year period, primarily due to higher material costs and unfavorable impacts from changes in foreign currency exchange rates compared to the prior-year period of $0.9 million. Gross margin for the first three quarters of 2022 decreased 3.0 percentage points from the higher material costs as margin was not fully recovered by pricing efforts. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the first three quarters of 2022 by 5.5 percentage points compared to the prior-year period.

SEA expenses decreased by $1.1 million, 8.5%, in the third quarter of 2022, compared with the third quarter of 2021, impacted by savings of $0.9 million realized from lower benefit costs, primarily from performance-based incentive compensation accruals and lower R&D costs of $0.2 million. SEA costs as a percentage of sales increased 1.1 percentage points, to 15.5%, in the third quarter of 2022 compared with the prior-year third quarter from lost leverage of our fixed costs on the lower sales.

Year-to-date SEA expenses increased $0.4 million, 1.1%, in 2022 compared with the prior-year period primarily from our 2021 acquisition offset by lower benefit costs of $1.1 million, mainly from performance-based incentive compensation accruals, and lower R&D costs of $0.4 million. SEA as a percent of sales decreased 0.4 percentage points to 13.2% in 2022 from 13.6% in 2021 from improved leverage of our fixed costs on the higher sales.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the third quarter of 2022, these costs totaled $9.6 million for (i) amortization of acquisition-related intangible assets of $6.8 million and (ii) $2.8 million related to other acquisition and integration activities. Year-to-date, corporate and other costs totaled $27.3 million for (i) transition costs for one of our executive officers of $0.3 million, (ii) amortization of acquisition-related intangible assets of $20.6 million and (iii) $6.4 million related to other acquisition and integration activities.

Interest Expense, net

Net interest expense increased $0.3 million to $4.1 million in the third quarter of 2022 compared with $3.8 million in the prior-year third quarter. While average debt balances were lower compared to the prior year quarter, the impact was offset by higher interest rates. Average net debt decreased to $399.2 million during the third quarter of 2022 compared with $413.2 million during the third quarter of 2021. Year-to-date net interest expense decreased $1.3 million to $11.7 million compared with $13.0 million during the comparable 2021 period. The decrease is primarily a result of lower debt balances during the first three quarters of 2022. Average net debt for the 2022 year-to-date period totaled $418.6 million compared with $430.4 million in the corresponding period of 2021.

Income Taxes

The provision for income taxes for the third quarter of 2022 was 23.6% of pretax income compared to 25.5% for the prior-year third quarter. The year-to-date provision was 22.7% and 22.0% of pretax income for 2022 and 2021, respectively. The 2021 year-to-date tax rate includes benefit from the settlement of a transfer pricing dispute resolved through competent authority between the United States and Germany. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. In recent years, we have used borrowings on our credit facilities to fund acquisitions. During the first nine months of 2022, cash provided by operating activities totaled $74.2 million. At the end of the third quarter, we had $36.8 million of available cash and cash equivalents on hand and $131.4 million of available credit on our revolving credit facilities. We also have a $300.0 million accordion feature available on our credit facility, subject to certain pro forma compliance requirements, intended to support potential future acquisitions.

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

Cash Flows

The following table summarizes our cash flows for the periods (in millions):

	Nine Months Ended
	October 1, 2022	October 2, 2021	$ Change
Net cash provided by operating activities	$74.2	$82.0	$(7.8)
Net cash used in investing activities	(85.2)	(68.2)	(17.0)
Net cash provided by financing activities	15.6	4.3	11.3
Effect of exchange rate changes on cash	3.7	4.4	(0.7)
Net increase in cash	$8.3	$22.5	$(14.2)

Cash on hand increased $8.3 million in the first three quarters of 2022 to $36.8 million as of October 1, 2022. Changes in exchange rates during the nine months ended October 1, 2022, favorably impacted cash and cash equivalents by $3.7 million. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Cash from operations declined by $7.8 million in the first nine months of 2022 compared to the prior-year comparable period. Year-to-date cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) decreased by $10.1 million over the prior-year period. Changes in net operating assets and liabilities increased cash by $2.3 million, compared to the prior-year period, primarily from favorable cash flows from AR and inventories only partially offset by reductions in AP and accrued expenses. Strategic investments in inventory reduced cash by $19.7 million and $35.8 million in the first three quarters of 2022 and 2021, respectively. Days of inventory on hand increased to 118 days as of October 1, 2022, compared with 92 days as of October 2, 2021. The increase in inventory levels is primarily from higher material costs and supply chain challenges such as (i) making earlier purchases of material to avoid shortages, (ii) inventory on hand that is waiting on delayed components to complete and (iii) delayed orders by customers after we have already started the production process. Changes in accounts receivable reduced cash by $2.9 million and $36.6 million in the first three quarters of 2022 and 2021, respectively. Days sales outstanding increased slightly from the prior-year period at 58 days as of October 1, 2022, compared to 56 days as of October 2, 2021, as our collection patterns remain consistent with the prior period.

Investing activities

Capital expenditures totaled $21.9 million for the first nine months of 2022, an increase of $4.9 million over the prior-year comparable period. Capital expenditures for 2022 are forecasted to be approximately 3%-4% of sales, for investments in machinery and equipment for capacity expansion projects, improvements to manufacturing technology and maintaining/replacing existing machine capabilities.

Cash used for acquisition related activities in the first nine months of 2022 totaled $67.3 million, compared to $50.9 million in the prior-year period.

Financing activities

Cash provided by financing activities totaled $15.6 million during the first nine months of 2022, compared with $4.3 million in the prior-year period. Borrowings, net of repayments, on our credit facilities totaled $27.9 million for the first nine months of 2022 compared to $14.5 million during the same period of 2021.

During the third quarter of 2022, we declared a quarterly cash dividend of $0.09 per share payable on October 20, 2022, to shareholders of record as of October 5, 2022. The declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the board of directors.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

Inflation

As more fully described throughout Item 2 above, we are experiencing supply shortages and increasing material and logistics costs. Continued increases in the global demand for the materials used in our products could result in significant increases in the costs of the components we purchase, and we may not be able to fully offset such higher costs through price increases. There is no assurance that our business will not be materially affected by inflation in the future.

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any changes made during the first nine months of 2022, are disclosed in Note 2 to the Consolidated, Unaudited Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. There were no material changes during the nine months ended October 1, 2022.

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

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

Item 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, “Risk Factors” of our Form 10-K and Part II, Item 1A, "Risk Factors" of our second quarter Form 10Q. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Other than as set forth below, there have been no material changes to such risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

10.1+	Form of Performance Stock Option Agreement for Helios employees (filed herewith).

10.2+	Form of Performance Stock Option Agreement for business unit officers (filed herewith).

10.3

Third Amendment to Second Amended and Restated Credit Agreement among Helios Technologies, Inc. as Borrower, the Guarantor parties thereto, the financial institutions party thereto from time to time as lenders, and PNC Bank, National Association, as Administrative Agent, dated July 29, 2022 (filed herewith).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, has been formatted in Inline XBRL.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2022	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)