Form 10-K
period 2022-12-31
HELIOS TECHNOLOGIES, INC.
filed 2023-02-28
CIK 1024795

5.un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $2,095,264,288.

The Registrant had 32,583,549 shares of common stock, par value $.001, outstanding as of February 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be held June 1, 2023, which is expected to be filed with the Securities and Exchange Commission on or about April 20, 2023, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Helios Technologies, Inc.

INDEX

For the year ended

December 31, 2022

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

We operate under two business segments: Hydraulics and Electronics. The Hydraulics segment designs and manufactures hydraulic cartridge valves, manifolds, quick release couplings as well as engineers hydraulic solutions and in some cases complete systems. The Electronics segment designs and manufactures customized electronic controls systems and displays for a variety of end markets including industrial, mobile, recreational and health and wellness.

During 2021, we augmented our strategy and accelerated our growth plans by two years with intent to achieve our targeted milestone of over $1 billion in sales with top tier adjusted EBITDA margin of approximately 25% in 2023. We plan to achieve this milestone on a run-rate basis ending the fourth quarter of 2023 through a combination of organic growth, acquisitions made to date as well as execution of our manufacturing and operating strategy.

The progress made in 2022, through a very complex operating environment, demonstrates the execution of our augmented strategy. We plan to accomplish this transformation into a global integrated operating company by leveraging sales, marketing, innovation, customer relationships and operational excellence across all our businesses. Our progress to date is a direct reflection of the commitment of our talented workforce implementing our initiatives against the framework of the Helios Business System, “HBS” (pictured below), which is at the heart of all we do.

Our trusted global brands deliver technology solutions that ensure safety, reliability, connectivity and controls. The outer ring of the HBS is our mission - the four key mission pillars that we believe will deliver growth, diversification and market leading financial performance as we develop into a more sophisticated, globally oriented, customer-centric and learning-based organization. These are:

1.
Protect the business through customer centricity, and drive cash generation through the launch of new products and leveraging existing products;
2.
Think and act globally to better leverage our assets, accelerate innovation and diversify end markets by driving intra- and inter-company initiatives and by building in the region for the region;
3.
Diversify our markets and sources of revenue to create greater opportunities for growth while reducing risk and cyclicality, which will enable us to swarm commercial opportunities that leverage the value of our products and technologies in new markets such as defense and commercial food service; and
4.
Develop our talent, our most critical resource, through a culture of customer centricity encompassing the embracement of diversity, engagement of the team, focus on shared, deeply rooted values and promotion of a learning organization.

Underpinning our expectation of compounded annual growth of approximately two times our market's growth rates, we have an active pipeline and a history of acquiring companies with niche technologies, as well as strong profitability. Our acquisition plans include bolt-on flywheel acquisitions (up to $100 million in enterprise value) and transformational acquisitions (enterprise value in excess of $100 million). In addition to looking for strong management teams and good cultural fit, the objective of our acquisition strategy is to enhance Helios by:

•
Growing our current product portfolio or adding new technologies and capabilities that complement our current offerings;
•
Expanding geographic presence;
•
Bringing new customers or markets;
•
Meeting growth and profitability goals; and
•
Leveraging operational synergies and earnings accretion.

To support the execution of our strategy, our financial strategy is oriented around delivering industry leading operating margins, a strong balance sheet and sufficient financial flexibility to support organic and acquisitive growth while continuing to sustain our longstanding history of over twenty-five years of dividend payments.

We align our internal key performance indicators with our strategy to ensure our short-term actions will deliver long-term expectations.

Our culture of innovation is at the core of our business. We have approximately 230 engineers in support of product innovation, as well as technical support and customer service. We believe our product innovation will aid organic growth and fill the expected demand resulting from the megatrends of automation, digitalization, regionalization and supply chain security, productivity and technology advancements. All growth initiatives are intended to preserve Helios’ history of superior profitability and financial strength.

Acquisitions

Over the last two years under our augmented strategy, we have added to our portfolio of niche technologies through acquisitions:

•
In January 2021, we acquired all of the assets of BJN Technologies, LLC, an innovative engineering solutions provider, and formed the Helios Center of Engineering Excellence, LLC (“HCEE”). This allowed us to centralize our innovation and technology advancements to better leverage Helios’ product portfolio and global talent.
•
In July 2021, we completed the acquisition of NEM S.r.l. (“NEM”), an innovative hydraulic solutions company providing customized material handling, construction, industrial vehicle and agricultural applications to its global customer base, predominantly in Europe and Asia. Located in northern Italy’s Emilia Romagna region, one of the world’s most innovative and technology-friendly areas in the hydraulics industry, NEM enhances Helios’ electro-hydraulic product offering, provides geographic expansion and adds scale to address new markets. NEM enables us to grow our original equipment manufacturer (“OEM”) business throughout the world by leveraging their strong brand name in the Cartridge Valve Technology (“CVT”) OEM markets in Europe.
•
In October 2021, we completed the acquisition of assets related to the electronic control systems business of Shenzhen Joyonway Electronics & Technology Co., Ltd and its related entities (collectively “Joyonway”). Joyonway is a developer of control panels, software, systems and accessories for the health and wellness industry. Joyonway operates from two locations in China, Shenzhen and Dongguan, both of which are in the hub of electronics and software development in China. Joyonway complements the electronic controls platform from our Balboa Water Group acquisition by bringing an innovative portfolio of new solutions, strengthening our supply chain through broader geographic reach, increasing our manufacturing capacity to meet global demand over time, as well as better servicing ‘in the region for the region’.

We continued to execute on our acquisition strategy with three more flywheel acquisitions in 2022 and 2023:

•
In July 2022, we completed the acquisition of the assets of Taimi R&D, Inc. (“Taimi”), a Canadian manufacturer of innovative hydraulic components that offer ball-less design swivel products, which improve hydraulic reliability of equipment, increase the service life of components and help protect the environment by reduced leakage. Taimi brings a differentiated, yet complementary product line to our hydraulics platform as well as strong engineering breadth.
•
In September 2022, we completed the acquisition of Daman Products Company, headquartered in Mishawaka, Indiana. Daman is a leading designer and manufacturer of standard and custom precision hydraulic manifolds and other fluid conveyance products for its customer base, predominantly in North America. The acquisition of Daman expands the Company's technologies and markets and provides an opportunity to produce integrated package offerings with multiple Helios brands. We recently announced that through an expansion of the Daman campus in Mishawaka, Indiana, Helios will form the Hydraulic Manifold Solutions Center of Excellence for North America. This facility will house the manifold machining and integrated package assembly operations from Sun Hydraulics, the integrated package business from Faster and allow for Daman’s core organic growth.
•
In January 2023, we completed the acquisition of Schultes Precision Manufacturing, Inc. (“Schultes”). Schultes is a highly trusted specialist in manufacturing precision machined components and assemblies for customers requiring very tight tolerances, superior quality, and exceptional value-added manufacturing processes. Currently serving the hydraulic, aerospace, communication, food services, medical device, and dental industries, Schultes brings the manufacturing quality, reliability, and responsiveness critical to its customers’ success. Schultes provides additional manufacturing know-how and expands our business into new end markets with attractive secular tailwinds.

Business Segments

Our Hydraulics segment includes products sold under the Sun Hydraulics, Faster, Custom Fluidpower, Seungwon, NEM, Taimi, Daman and Schultes brands. The Electronics segment includes products sold under the Enovation Controls, Murphy, Zero Off, HCT, Balboa Water Group and Joyonway brands. Financial information about our business segments is presented in Note 16 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Hydraulics

There are three key technologies within our Hydraulics segment: cartridge valve technology (“CVT”), quick-release couplings solutions (“QRC”) and hydraulic system solutions (“Systems”), which often incorporate our manifold solutions with CVT and QRC technologies. Our CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate pressures. We pioneered a fundamentally different design platform employing a floating nose construction that results in a self-alignment characteristic. This design provides better performance and reliability advantages compared with most competitors’ product offerings. Our cartridge valves are offered in several size ranges and include both electrically actuated and hydro-mechanical products. They are designed to be able to operate reliably at higher pressures than most competitors, making them equally suitable for both industrial and mobile applications.

Hydraulic systems are increasingly taking signals from on-board electronic control systems, making it necessary for hydraulic products to be capable of digital communication. In response to this we have aggressively expanded our CVT offering of electrically actuated cartridge valves for both the mobile and industrial hydraulics markets and gained significant technology advancements in electro-hydraulic products with the acquisition of NEM.

Recent announcements include the CVT ecoline™ family, a collection of products focused on increasing the energy efficiency of hydraulic systems. Also, an aggressive segment of new product development that focuses on disruptive technology is yielding results with the recent announcement of the ENERGEN™ product. ENERGEN™ is the first hydraulic cartridge valve with the capability to convert hydraulic flow into electrical power. The Sun Common line was introduced in 2022 to offer products better positioned for simpler, lower pressure applications.

QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Quick connection of multiple hydraulic lines can be accomplished through the use of our casting solution or our signature MultiFaster® product line. In particular, the simultaneous connection of several lines granted by our Multifaster® is an important feature in many applications and allows for dramatic reduction of connection time, even when the system is under pressure, and completely removes the risk of incorrect connections and related hazards for the equipment and the operators. We design, engineer and distribute hydraulic coupling solutions primarily in the agriculture, construction equipment and industrial markets. In 2021, our QRC subsidiary, Faster S.r.l, was selected as a recipient of the John Deere Supplier Innovation Award for 2020, for its multi-connection couplings with integrated valve system. The award was presented to a select group of Suppliers who demonstrated innovation in a product or service they provide to John Deere. Award selections are based on four factors: creativity, feasibility, collaboration and bottom-line impact. In synergy with our Sun Hydraulics LLC business, our engineering teams have combined the advantages and features of MultiFaster® and Sun electro-hydraulic cartridge valves into an integrated manifold, reducing complexity and increasing reliability of the hydraulic circuit as a result. In 2022, Faster won the Systems and Components Trophy – Engineers Choice from DLG for its innovative Faster ABC electronic hydraulic hose coupling. DLG recognizes components or systems with novel or significantly improved concepts that can make a significant contribution to the development and production of agricultural machinery and other off-highway machinery.

In the past few years we made two strategic acquisitions to expand our addressable markets. The NEM acquisition in June 2021 was important in order to acquire know-how and IP, which grants us access into industrial multi connections, mostly automatically actuated, in fields like steel mills, automotive engine test beds, aeronautics and plastic injection. These multiconnections are typically custom designed for a particular application and handle not just hydraulic, but also various process fluids and electrical signals of low, medium and high voltage.

The Taimi acquisition is also a bolt-on technology that fits well with our coupling offerings. Taimi developed a hose line accessory with innovative technology granting superior life and performance, not just for the swivel itself but effectively expanding the hose life by up to 10 times in heavy duty applications where hose bending and torsion under severe pressure conditions are normal. This expands market reach into mining, forestry equipment and high-end sailing solutions.

Many of the current Faster, Taimi, Sun and NEM brand products can be easily combined to form an integrated hydraulic circuit of high technological content.

Systems provide engineered solutions that combine manifolds, CVT and QRC technology and allow users enhanced control of existing equipment. The systems we design and manufacture:

•
may include electro-hydraulic, remote control, electronic control and programmable logic controller systems
•
are highly efficient;
•
increase and optimize productivity;
•
introduce safer operating procedures;

•
are smaller in size than competitive products;
•
allow for automation of existing equipment;
•
allow for ease of maintenance; and
•
reduce energy costs.

Electronics

We are an international leader in custom-tailored solutions for many industrial and commercial applications, including engines, engine-driven equipment and specialty vehicles with a broad range of rugged and reliable instruments such as displays, controls and instrumentation products through our Enovation Controls, Zero Off, Murphy and HCT brands. With the Balboa and Joyonway brands, we are also an industry leader in the health and wellness market providing globally comprehensive electronic control systems with proprietary and patented technology for therapy bath and traditional and swim spas from a single source.

As an innovative manufacturer of electronic controls and displays, we serve a variety of markets including off-highway, recreational marine, powersports and specialty vehicles, agriculture and water pumping, power generation, engine-driven industrial equipment and health and wellness. We partner directly with OEMs and support a worldwide network of authorized distributors and systems integrators. We make significant investments to garner an intense understanding of unique applications to solve complex system challenges.

Our focus is on creating customized systems that solve complex problems for niche mid-market volume customers. This allows us to target customers or industries that see value in this level of integration, and as a result, our product list contains a wide variety of OEM applications. Product categories include traditional mechanical and electronic gauge instrumentation, plug and go CAN-based instruments, robust environmentally sealed controllers, hydraulic controllers, pumps and water flow systems, engineered panels, process monitoring instrumentation, printed circuit board assembly and wiring harness design. Our technologies can be used in both mobile (DC power applications), as well as fixed (AC power applications).

Our PowerView™ line of LCD displays offer our customers the ability to work with our engineering teams to specify and utilize customized software and graphics for their electronics solutions. Our OpenView line of LCD displays allows our customers the ability to use open source Linux-based software to develop their own graphics for their electronics solutions making implementation of OpenView products more adoptable and flexible for our customers. Our displays offer easy-to-read, bonded LCD graphical interfaces with the industry's best viewability, even in direct sunlight or harsh weather conditions. Our controllers are built with the ability to withstand a wide ambient temperature range. User friendly software configuration tools allow engineers and non-engineers alike to create customized systems that solve complex problems on their equipment making the user experience more seamless.

Our panel solutions offer customized design and simple, turnkey solutions and our Custom Hardware Solutions team offers engineers dedicated to applications, wire harnesses, panels and software development. Engineers focus entirely on custom and standard solutions built to desired specifications. Our services for design and development include on-site installation and testing with reviews to ensure the solution works with the application out of the box.

Globally, electronics products are sold primarily direct to OEM customers, with about 20% sold through independent, authorized channel partners in 2022. We continue to implement a strategic initiative to further diversify our channels to market, our geographic reach and end markets served. In addition to acquisitions such as Balboa and Joyonway, this effort includes the development of distribution partners globally. These efforts assist in our ability to diversify our global customer base, allowing us to grow more quickly, diversify the end-markets we serve and expand our customer base.

Technology and Innovation

In 2021, we established the Helios Center of Engineering Excellence to serve both the Electronics and Hydraulics segments of Helios. HCEE plays an important role in protecting the business, market diversification, globalization and innovation of products and developing talent. Importantly, HCEE advances ongoing joint product development efforts to address the megatrend of the electrification of machines.

HCEE teams work cross-functionally between the segments where engineers in the Electronics segment bring expertise to enable electrification of products and systems within the Hydraulics segment. While the core technology of our products has been critical to our companies’ historical success and will remain important in the future, we see significant opportunities in bringing together technology innovation encompassing both hydraulics and electronics to create new products to better serve future market trends and further diversify our end markets.

Manufacturing

Strategy

As part of our transformation to an integrated operating company, we have developed a unified operations strategy across the companies in our Electronics and Hydraulics segments. This strategy leverages the breadth of our global footprint and depth of our manufacturing capabilities.

In support of our mission to “Think and Act Globally”, we are driving “in the region, for the region” manufacturing to better align supply chain and manufacturing value streams with customers geographically to shorten lead times, reduce inventory, optimize costs, and mitigate global supply risks. Established manufacturing centers provide scale in North America, and we continue to expand centers in both Asia and Europe to meet growing global demand. Manufacturing locations in the U.S., Mexico, Italy, Germany, South Korea, China and India provide a range of manufacturing options.

Hydraulics

Our Hydraulics operations footprint leverages manufacturing centers in North America, Europe, and Asia. Established supplier relationships and manufacturing capabilities in precision machining, finishing, heat treatment, process automation, and test allow us to deliver best in class quality and market leading hydraulic control solutions.

We leverage Lean Six Sigma best practices and automation to continually improve the safety, quality, and productivity of our operating processes. Factory and supplier management is grounded in a people first approach that leverages the talents of our diverse global operations team. All global sites (across segments) operate to high standards of environmental stewardship and social responsibility and are advancing projects to reduce the global impact of our operating activities.

Electronics

We offer a wide range of advanced electronics manufacturing capabilities that deliver integrated electronic control solutions to diverse end markets. Manufacturing value streams incorporate high speed surface mount technology (“SMT”) production lines with 3D solder paste inspection, 3D automated optical inspection and x-ray inspection to ensure quality and process control. Multipoint functional testing is conducted to ensure quality control of assembled products. Products are serialized and test data is captured against serial numbers and stored in a manufacturing execution system (“MES”) database for product traceability.

Our culture of continuous improvement and people first approach spans across both segments. Structured programs ensure our supply chains comply with Conflict Minerals standards, and social responsibility and environmental stewardship initiatives are an integral part of our global operating system.

Sales and Marketing

In 2022, no single customer made up more than 5% of consolidated net sales across the company.

Strategy

One of the key drivers of future growth for both the Electronics and Hydraulics segments is our system sale approach that leverages electronic and hydraulic solutions from our trusted brands. While always protecting our existing business, we will provide strategic OEM partners with “system solutions” that ensure the safety, reliability, connectivity and control of their applications.

Our two segments are comprised of over 125 direct sales and application specialists serving our customers' needs. We will continue to use this long successful approach while augmenting our strategy by pursuing system sales at key global OEM’s to drive growth.

We will accelerate promotion of the Helios brand through system sales while remaining focused on our well-established operating brands.

Hydraulics

In 2022, 62% of Helios’ sales were derived from the Hydraulics segment. Our 2022 Hydraulics segment sales were distributed fairly evenly among our three major geographic regions with 36% to the Americas, 34% to Europe, the Middle East and Africa (“EMEA”) and 30% to Asia Pacific (“APAC”).

We market and sell hydraulic products through value-add distributors and directly to OEMs. Our global channel partner network includes representation in many industrialized markets, and approximately 61% of segment sales are attributed to our channel partners who generally combine our products with other hydraulic components to design a complete hydraulic system. Sales direct to OEMs for integration in their machines make up the remaining 39%. We rely heavily on our distribution network in the U.S., while in the EMEA and APAC regions, sales are split more evenly between OEMs and distributors. Technical support is provided by local sales and application experts based in each region.

Electronics

Electronic products are sold globally to OEM customers, distributors and system integrators. OEM sales constituted 80% of total Electronics segment sales in 2022. Building strong, lasting partnerships with OEMs is a priority. We rely on direct customer contacts to stimulate demand for our products. We work closely with our OEM customers to design and deliver innovative reliable products for specific applications. Our hardware and software products are designed and modified with the customer utilizing our extensive application knowledge to create unique system level products that cannot be easily replaced by simply switching out components. Twenty-four-hour customer service support and an in-house technical service department is available before, during and after the initial sale to create sustainable partnerships with our customers. Current OEM customers continue to specify our products in new projects based on the high level of engagement, quality products and delivery performance.

Our OEM sales team collaborates with large OEMs, whereas the Distributor sales team works with an expanding number of distributors of varying sizes. Over the last few years, we restructured our sales teams to create a more dedicated focus on distributor sales. Overall, approximately 20% of 2022 segment sales were derived from independent authorized distributor channel partners.

Our new product initiatives in the Electronics Segment are focused on general market products that will require less customization by our engineering teams and provide a quicker sales cycle, making it easier for the products to be utilized in multiple new end markets and OEM applications.

Geographically, our 2022 Electronics segment sales represented 81% to the Americas, 11% to EMEA and 8% to APAC. There is a well-defined initiative to grow sales in EMEA and APAC as part of our growth strategy. Additionally, synergies identified at the time of acquisition utilize customer relationships from the Hydraulics segment to create pull through of electronic products, and joint product development has created additional sales opportunities for both segments. The systems sales approach will further drive pull through between the segments.

Competition

Hydraulics

Competitors in the hydraulics market are broken down into three categories: full-line hydraulic systems producers, component-only producers of CVT or QRC products and low-cost producers. Most competitors market globally. Full-line producers, such as Parker Hannifin, Danfoss/Eaton and Bosch Rexroth/HydraForce, can provide complete hydraulic systems to their customers, including components functionally like those manufactured in our Hydraulics segment. Similar to Helios, component-only producers are entities that offer only CVT or QRC products, while additional parts of the hydraulics system are obtained from other manufacturers. These include Delta Power Company, Stucchi and CEJN. Low-cost producers, such as Winner and Valvole Italia, are competitors who have emerged in low-cost production areas such as APAC and Europe. These competitors will typically attempt to copy our products and like products designed by competitors. Low-cost producers generally have a limited product range compared with full line or cartridge valve and quick release coupling only producers, which restricts their ability to be competitive.

We believe that we compete based upon the quality, reliability, value, speed of delivery and technological characteristics of our products and services.

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

The market for products designed and manufactured by Enovation Controls is relatively fragmented with the top four to six companies comprising the majority of the market, mostly servicing the automotive space. Enovation Controls differentiates itself through product quality, customization ability and service with a focus on mid-sized niche markets that are not well served by the large competitors. Our engagement and speed to market set us apart from larger competitors.

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

At the end of our 2022 fiscal year, we employed over 2,400 colleagues worldwide. Approximately 55% of our employees are located in the Americas region, 27% in the EMEA region and 18% in APAC. In addition, we have a committed service agreement with a third party that currently supports nearly 500 jobs in Mexico and serves as an integral part of our supply chain. The number of jobs available in Mexico through the third party is flexible based on demand in the health and wellness market. We also hire consultants, independent contractors and temporary workers as needed to augment our workforce.

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

We guide our people strategy through employee engagement that grows talent, amplifies the employee experience and leverages technology to attract, retain and develop the workforce of the future. We continue to develop our talent through several programs across our businesses. These programs include our Career Development Program (CDP), which targets recent college graduates and working students to provide them with bona fide job rotations aimed at building future leaders throughout critical business disciplines. Additionally, both segments utilize summer internships, partnerships with local educational institutions and ongoing employee training and education. In 2023, we are launching our global talent management system that will encompass Helios’ performance management, learning management and career development. In alignment with our strategy, it is critical that we continue to cultivate, accelerate and elevate our talent across the organization.

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

We have approximately 550 employees in Italy who are represented by a union. We have constructive and productive dialog on a regular basis with union leaders. To the best of our knowledge, there is no labor dispute, strike, controversy, slowdown, work stoppage or lockout pending or threatened against or affecting the Company, nor is there any basis for any of the foregoing.

Patents and Trademarks

In addition to trade secrets, unpatented know-how and other intellectual property rights, we own approximately 300 active patents and trademarks relating to certain of our products and businesses. We believe that the growth of our business is dependent upon the quality and functional performance of our products and our relationship with the marketplace, rather than on any single patent, trademark, copyright or other item of intellectual property or group of patents, trademarks or copyrights. However, our patents are important in the defense of our intellectual property from competitors who exploit product development that is not otherwise legally protected by its creator.

Governmental Regulations

We are subject to a variety of federal, state and local laws and regulations, including in foreign jurisdictions, relating to our business practices, labor and employment, construction, land use and taxation, among others. These laws and regulations are complex, change frequently and have become more stringent over time. Compliance with government regulations, including environmental regulations, has not had a material effect on our capital expenditures, earnings or competitive position and based on current information and the applicable laws and regulations currently in effect, is not expected to. However, laws and regulations that impose significant operational restrictions and compliance requirements upon our company can be changed, accelerated or adopted, which could negatively impact our operating results. See Item 1A - Risk Factors.

Anti-Corruption and Anti-Bribery Laws and Regulations

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Anti-Bribery Act of 2010. Any violation of these laws by us or our agents or distributors could create substantial liability for us, subject our officers and directors to personal liability, and cause a loss of reputation in the market. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigating and protecting against corruption risks could be quite costly.

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

Occupational Health and Safety Regulations

The Company's operations are subject to extensive and stringent governmental regulations including regulations related to the Occupational Safety and Health Act (“OSHA”) and similar safety and health regulations promulgated in other countries. The Company's employees in its manufacturing facilities operate complicated machinery that may cause substantial injury or death upon malfunction or improper operation. The Company's manufacturing locations are subject to the workplace safety rules and regulations of OSHA and local safety and health laws. The Company believes that it is in compliance with the requirements of these laws. However, in the event that the Company is unable to comply with OSHA or other environmental requirements, the Company could be subject to substantial sanctions, including restrictions on its business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon the Company's business.

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

The Company’s executive offices are located at 7456 16th St E, Sarasota, Florida 34243, and our telephone number is (941) 362-1200. Our website is www.heliostechnologies.com.

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) supply chain disruption and the potential inability to procure goods; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital; (iii) inflation (including hyperinflation) or recession; (iv) changes in the competitive marketplace that could affect our revenue and/or cost basis, such as increased competition, lack of qualified engineering, marketing, management or other personnel and increased labor and raw materials costs; (v) risks related to heath epidemics, pandemics and similar outbreaks, including, without limitation, the ongoing COVID-19 pandemic and any variants, which may have material adverse effects on our business, financial position, results of operations and cash flows; (vi) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; (vii) stakeholders, including regulators, views regarding our environmental, social and governance goals and initiatives, and the impact of factors outside of our control on such goals and initiatives; and (viii) the following risk factors:

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

Our business could be harmed by adverse global and regional economic and political conditions, including inflation, changes in the cost or availability of energy, transportation and other necessary supplies and services, as well as the impact of tariffs. We are currently experiencing inflationary pressures on our operating costs. Among other things, competition for labor has become more acute and our labor costs have increased slightly as a result. In addition, we have experienced increased costs for supplies, and rising fuel costs have resulted in increased costs for the transportation of our products. If we generally are not able to sufficiently increase our pricing to offset these increased costs or if increased costs and prolonged inflation continue, it could materially and adversely affect our business, operating results and profitability.

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

Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act and U.K. Anti-Bribery Act or other applicable anti-corruption legislation, could result in fines, criminal penalties and an adverse effect on our business. We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including anti-corruption laws, due to our global operations. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies, their agents, consultants and other business partners from making improper payments to government officials or other persons (i.e., commercial bribery) for the purpose of obtaining or retaining business or other improper advantage. The laws also impose recordkeeping and internal control provisions on companies such as ours. We operate and/or conduct business, and any acquisition target may operate and/or conduct business, in some parts of the world, such as China, India and Russia, that are recognized as having governmental and commercial corruption. In such countries, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot provide assurance that our or any acquisition target’s internal control policies and procedures have protected us, or will protect us, from unlawful conduct of our employees, agents, consultants and other business partners. In the event that we believe or have reason to believe that violations of anti-corruption laws may have occurred, we may be required to investigate and/or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violation may result in substantial civil and/or criminal fines, disgorgement of profits, sanctions and penalties, debarment from future work with governments, curtailment of operations in certain jurisdictions and imprisonment of the individuals involved. As a result, any such violations may materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of these impacts could have a material, adverse effect on our business, results of operations or financial condition.

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

Risks Relating to Our Business: Environmental, Health & Safety

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows. We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. Any continued spread of COVID-19 may lead to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. We may be unable to perform fully on our contracts, and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.

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

Climate change and increased focus by governmental and non-governmental organizations and customers on sustainability issues, including those related to climate change, may adversely affect our business and financial results. Scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, wildfires and other climatic events. Increased frequency of extreme weather could cause increased incidence of disruption to the production and distribution of our products at these locations. Increasing natural disasters in connection with climate change could also be a direct threat to our third-party vendors, service providers or other stakeholders, including disruptions on supply chains or information technology or other necessary services for our operations.

Federal, state and local governments, as well as some of our customers, are beginning to respond to climate change issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in our supply chain, could adversely affect our operations and financial results.

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

We are subject to intense competition. Our products currently, and will continue to, face significant competition, both from other companies and from incumbent technologies and will continue to do so in the future. We believe that we contend with our competitors based upon quality, reliability, price, value, speed of delivery and technological characteristics. However, we cannot provide assurance that we will continue to be able to compete effectively with these companies.

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

Risks Relating to Our Business: Operations

A disruption in our supply chain or other factors impacting the distribution of our products could adversely affect our business. A disruption within our logistics or supply chain network at any of the freight companies that deliver components for our manufacturing operations or ship our products to our customers could adversely affect our business and result in lost sales or harm to our reputation. Our supply chain is dependent on third-party ocean-going container ships, rail, barge and trucking systems and, therefore, disruption in these logistics services because of weather-related problems, strikes, bankruptcies or other events could adversely affect our financial performance and financial condition, negatively impacting sales, profitability and cash flows. Additionally, we rely on supplied labor through a third-party provider to support key operations in Mexico. A disruption in the ability of this provider to deliver qualified personnel and to operate our facility in Mexico could have a material adverse effect on our business, financial condition and operating results.

In addition, supply shortages for a particular type of material can delay production or cause increases in the cost of manufacturing our products. The ongoing COVID-19 pandemic has resulted in disruption to the operations of certain suppliers around the globe and the related transportation of their goods to the United States. We have been able to make alternative delivery arrangements when possible, at increased cost. If these disruptions were to be prolonged or expanded in scope, there could be resulting supply shortages that could further impact our ability to manufacture and to deliver our products. Accordingly, such supply shortages and delivery limitations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to continue our technological innovation and successful introduction of new commercial products in an efficient, cost-effective manner, our business will be adversely affected. Our business involves a significant level of product development activities. Industry standards, customer expectations or other products may emerge that could render one or more of our products or services less desirable or obsolete. Maintaining our market position requires continued investment in research and development (“R&D”). Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in our markets, as well as our ability to acquire new product technologies or to fund and successfully develop, manufacture and market products in this constantly changing environment. During an economic downturn or a subsequent recovery, we may need to maintain our investment in R&D, which may limit our ability to reduce these expenses in proportion to a sales shortfall. In addition, increased investments in R&D may divert resources from other potential investments in our business, such as acquisitions or investments in our facilities, processes and operations. If these activities are not as successful as currently anticipated, are not completed on a timely basis or are more costly than currently anticipated, or if we are not able to produce newly developed products at a cost that meets the anticipated product cost structure, then our future sales, margins and/or earnings could be lower than expected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, if we fail to keep pace with evolving technological innovations in the markets we serve, our business will be adversely affected.

We are subject to fluctuations in the prices of parts and raw materials and dependent on our suppliers of these parts. We are dependent upon suppliers for parts and raw materials used in the manufacture of components that we sell, and some of our raw material costs are subject to commodity market price fluctuations. We may experience an increase in costs for parts or raw materials that we source from our suppliers, or we may experience a shortage of parts or raw materials for various reasons, such as the loss of a significant supplier, high overall demand creating shortages in parts and supplies we use, financial distress, work stoppages, natural disasters, fluctuations in commodity prices or production difficulties that may affect one or more of our suppliers. In particular, current or future global economic uncertainty may affect our key suppliers in terms of their operating cash flow and access to financing. This may, in turn, affect their ability to perform their obligations to us. In addition, quality and sourcing issues that our suppliers may experience can also adversely affect the quality and effectiveness of our products and services and may result in liability or reputational harm to us. Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained. A significant increase in our supply costs, including for raw materials that are subject to commodity price fluctuations, or a protracted interruption of supplies for any reason, could result in the delay of one or more of our customer contracts or could damage our reputation and relationships with our customers. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our existing indebtedness could adversely affect our business and growth prospects. As of December 31, 2022, we had total indebtedness of approximately $447 million. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

Risks Relating to Our Business: Intellectual Property

The inability to protect our intellectual property could reduce or eliminate any competitive advantage and reduce our sales and profitability, and the cost of protecting our intellectual property may be significant. We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending patent and trademark applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. An inability to obtain registrations in the U.S. or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property rights may require expensive investment in protracted litigation and substantial management time, and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. In the Electronics segment, the patents in our portfolio are scheduled to expire at various dates through 2041. In the Hydraulics segment, the patents in our portfolio are schedule to expire at various dates through 2042.

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

Risks Relating to Our Business: Other

We are dependent upon key individuals and skilled personnel. Our success depends, to some extent, upon several key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on our business. Future operating results depend to a significant degree upon the continued contribution of key management, technical personnel and the skilled labor force. As the Company continues to expand internationally, additional management and other key personnel will be needed. Competition for management and engineering personnel is intense, and other employers may have greater financial and other resources to attract and retain these employees. We conduct our global operations in North America, Europe and Asia Pacific and through a third-party supplier in Mexico. Our continued success is dependent on our ability to attract and retain a skilled labor force at these locations. There are no assurances that we will continue to be successful in attracting and retaining the personnel required to develop, manufacture and market our products and expand our operations.

We are subject to risks relating to international sales. International sales represent a significant proportion of our consolidated sales. Approximately 54% and 57% of our net sales were outside of the U.S. during 2022 and 2021, respectively. We will continue to expand the scope of operations outside the U.S., both through direct investment and distribution, and expect that international sales will continue to account for a substantial portion of net sales in future periods.

Our future results could be harmed by a variety of factors already stated in this Risk Section as well as those below:

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

Although we currently maintain product liability coverage, which we believe to be adequate for the continued operation of our business, such insurance may become difficult or impossible to obtain in the future on terms acceptable to us. Moreover, our insurance coverage includes customary exclusions and conditions, may not cover certain specialized applications and generally does not cover warranty. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions or claims resulting from extraordinary loss events, in excess of or outside our insurance coverage, or a significant warranty claim or series of claims against us, could materially decrease our liquidity, impair our financial condition and adversely affect our results of operations. Furthermore, regardless of the outcome, product liability claims can be expensive to defend, divert the attention of management and other personnel for significant periods of time and cause reputational damage.

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

Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm and other adverse effects on the Company's business. Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments and are impacted by factors that may be outside the Company’s control. In addition, some stakeholders may disagree with the Company’s goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by the Company to achieve its goals, further its initiatives, adhere to its public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Corporate Office

We lease office space in Sarasota, FL that is used as our corporate headquarters and customer experience center.

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

Hydraulics Segment
	Square Footage (in thousands)
Region	Owned	Leased	Total
Americas	1,209	62	1,271
Europe	54	825	879
Asia/Pacific	73	184	257
Total	1,336	1,071	2,407

Electronics Segment
	Square Footage (in thousands)
Region	Owned	Leased	Total
Americas	190	303	493
Europe	18	7	25
Asia/Pacific	—	63	63
Total	208	373	581

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

Holders

There were 128 shareholders of record of Common Stock on February 17, 2023. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.

Dividends

We have historically paid regular quarterly dividends of $0.09 per share. Our board of directors currently intends to continue to pay a quarterly dividend of $0.09 per share during 2023. However, the declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

Equity Compensation Plans

Information called for by Item 5 is provided in Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report (Item 8 of this report).

Issuer Purchases of Equity Securities

We did not repurchase any of our stock during the year ended December 31, 2022.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Helios, the Russell 2000 Index and the Dow Jones US Diversified Industries Index, from December 30, 2017, through December 31, 2022, assuming $100 invested in each on December 31, 2017. Total return assumes reinvestment of any dividends for all companies considered within the comparison. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return
Among Helios Technologies, the Russell 2000 Index and Dow Jones US Diversified Industries Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/30/17
12/29/18
12/28/19
01/02/21
01/01/22
12/31/22
Helios Technologies
Russell 2000 Index
Dow Jones US Diversified Industries Index

	12/30/2017	12/29/2018	12/28/2019	1/2/2021	1/1/2022	12/31/2022
Helios Technologies	$100.00	$51.91	$71.44	$84.47	$167.58	$87.19
Russell 2000 Index	100.00	88.28	111.67	134.00	153.85	122.41
Dow Jones US Diversified Industries Index	100.00	74.30	95.26	106.89	117.57	108.01

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

We operate under two business segments: Hydraulics and Electronics. The Hydraulics segment designs and manufactures hydraulic cartridge valves, hydraulic quick release couplings as well as engineers complete hydraulic systems. The Electronics segment designs and manufactures customized electronic controls systems and displays for a variety of end markets including industrial, mobile, recreational and health and wellness.

During 2021, we augmented our strategy and accelerated our growth plans by two years with intent to achieve our targeted milestone of over $1 billion in sales with top tier adjusted EBITDA margin of approximately 25% in 2023. We plan to achieve this milestone on a run-rate basis ending the fourth quarter of 2023 through a combination of organic growth, acquisitions made to date as well as execution of our manufacturing and operating strategy.

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

In July 2021, we completed another flywheel acquisition of NEM S.r.l., an innovative hydraulic solutions company providing customized material handling, construction, industrial vehicle and agricultural applications to its global customer base, predominantly in Europe and Asia. NEM enhances the Helios electro-hydraulic product offering, provides geographic expansion and adds scale to address new markets.

In October 2021, we completed the acquisition of Joyonway, a developer of control panels, software, systems and accessories for the health and wellness industry. Joyonway operates from two locations in China, Shenzhen and Dongguan, both of which are in the hub of electronics and software development in China and give us a foothold for electronics manufacturing in Asia.

In July 2022, we completed the acquisition of the assets of Taimi R&D, Inc., a Canadian manufacturer of innovative hydraulic components that offers ball-less design swivel products, which improve hydraulic reliability of equipment, increase the service life of components and help protect the environment by reduced leakage. Taimi brings a differentiated, yet complementary product line to our hydraulics platform as well as strong engineering breadth.

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

In January 2023, we completed the acquisition of Schultes Precision Manufacturing, Inc. Schultes is a highly trusted specialist in manufacturing precision machined components and assemblies for customers requiring very tight tolerances, superior quality, and exceptional value-added manufacturing processes. Currently serving the hydraulic, aerospace, communication, food services, medical device, and dental industries, Schultes brings the manufacturing quality, reliability, and responsiveness critical to its customers’ success. Schultes provides additional manufacturing know-how and expands our business into new end markets with attractive secular tailwinds.

Global Economic Conditions

Russian Invasion of Ukraine

In early 2022, Russia invaded Ukraine. As a result, several governments have enacted sanctions against Russia and Russian interests. The conflict has led to economic uncertainty and market disruptions, including significant volatility in commodity, fuel and energy prices as well as in credit and capital markets. We do not have operations in the region, and less than 1% of our sales are to Russia and Ukraine customers. In Europe, we continue to experience inflation from: increased energy and raw material costs, logistics issues and reduced orders from customers who do business in the region. The broader consequences of the conflict could impact our business through further increases or fluctuations in commodity and energy prices, further disruptions to the global supply chain, reduced availability of certain natural resources and other adverse effects on macroeconomic conditions.

COVID-19 Pandemic

In the first half of 2022, we experienced mild impacts from the pandemic. At the beginning of the second quarter our locations in China began to shut down periodically due to regulatory lockdown measures associated with a COVID-19 outbreak. The shutdown of our locations and our customers' locations impacted operations and sales through May with recovery occurring in June as the lockdowns were lifted. We also faced disruption to our workforce from the pandemic. While the impact was not significant, the absenteeism caused labor inefficiencies in production. Additionally, in certain locations we faced pressure from competitive labor markets. In the second half of 2022, there were no COVID-related shutdowns or other significant new disruption to our business from the pandemic.

Throughout the year, and continuing into 2023, we faced constraints related to sourcing certain electronic and other components, which originated from the high demand for these products caused by the pandemic. We have been able to mitigate some of the impact with our procurement efforts, production schedule adjustments and product redesigns.

Demand in the health and wellness market was favorably impacted by the pandemic in 2020 and 2021, as consumers invested in leisure products and activities. However, during 2022, we experienced a sharp decline in sales in this end market as demand declined and inventory levels in the channel increased.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products increased 20% in 2022, after increasing 21% in 2021 and decreasing 20% in 2020. In Europe, the CEMA Business Barometer reports that in December 2022, the business climate index for the European agricultural machinery industry had its first significant upward trend since the sharp declines in the course of the Russian war against Ukraine. CEMA further reported that supply constraints appear to have become more acute in only certain segments while many manufacturers seem increasingly able to realize orders. The CECE (Committee for European Construction Equipment) business climate index bounced back in November after steady decline throughout the year. They reported the favorability was driven by a slightly less tense supply chain.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports production of semiconductors and other electronics components declined during the fourth quarter of 2022, to the lowest level since the second quarter of 2021. Output peaked in the fourth quarter of 2021. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments in December 2022 were down 5.1% compared with November 2022, and for the year orders were down 6.5% while shipments were up 10.1%. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments in December 2022 were up 5.8% compared with November 2022, and for the year orders were down 3.7% while shipments were up 4.5%.

2022 Results and Comparison of Years Ended December 31, 2022 and January 1, 2022

The following table sets forth our consolidated results of operations:

(in millions except net income per share)	For the year ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Net sales	$885.4	$869.2	$16.2	1.9%
Gross profit	$298.5	$312.8	$(14.3)	(4.6)%
Gross profit %	33.7%	36.0%
Operating income	$137.3	$149.3	$(12.0)	(8.0)%
Operating income %	15.5%	17.2%
Net income	$98.4	$104.6	$(6.2)	(5.9)%
Diluted net income per share	$3.02	$3.22	$(0.20)	(6.2)%

Consolidated net sales for the 2022 year increased $16.2 million, 1.9%, over the prior year. Acquisition growth accounted for a $24.9 million increase while organic sales declined $8.7 million, 1.0%. Discrete impacts to our organic sales compared to 2021 are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $27.6 million, 3.2%
•
Pricing changes - favorable by $40.2 million, 4.6%
•
Delayed sales due to supply chain constraints - unfavorable by an estimated $12.3 million

Our 2022 sales to the Americas and EMEA regions increased compared to 2021, both benefiting from pricing and acquisition-related sales, while sales to the APAC region declined from demand and foreign currency. Demand for electronics products in our health and wellness end market has sharply declined from the prior year, which was strengthened by the pandemic as consumers invested in health and leisure products. Sales growth during the year was realized in the industrial machinery, mobile equipment, construction and recreational end markets.

Gross profit declined $14.3 million, 4.6%, in 2022 compared to 2021 driven by lower volume, higher material costs and unfavorable foreign currency partially offset by pricing and acquisitions. Changes in foreign currency exchange rates compared to 2021 reduced gross profit by $7.9 million. Gross margin declined 2.3 percentage points over the prior year as pricing efforts did not recover the full margin to offset the impact of higher material costs. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the year-to-date period by 3.3 percentage points compared to the prior year.

During 2022, we incurred $5.2 million of costs related to our restructuring activities. In the EMEA region, we executed an operational restructure in our Hydraulics segment that combined the manufacturing operations at two of our locations into one location. We are continuing our sales and R&D efforts in both locations in order to serve customers in the regions. In the APAC region, we executed an organizational restructure in our Hydraulics segment among several locations to align employee talent with the strategic operational goals of the Company. In our Electronics segment, we executed an organizational restructure to adjust our labor base in line with current demand levels. The restructuring costs are comprised of recurring labor costs for employees who worked on projects of $2.2 million, non-recurring severance and termination benefits of $2.3 million and other expenses of $0.7 million. The restructuring plans are expected to improve the global cost structure of the business.

Operating income as a percentage of sales decreased 1.7 percentage points to 15.5% in 2022 compared with the prior-year period. Operating margin was favorably impacted during 2022 by a $4.7 million decrease in acquisition-related amortization, primarily from the sales order backlog intangible acquired with the Balboa acquisition that was fully amortized in the second quarter of 2021. However, this was offset by the gross margin level changes, non-recurring restructuring costs that were $2.5 million higher in 2022 than the prior period and increased M&A related professional fees totaling $1.9 million.

Net income and EPS benefited from foreign currency transaction gains of $0.9 million in 2022 compared to losses of $1.0 million in 2021, gains on sale of property, plant and equipment primarily related to our restructuring activities totaling $1.8 million and a decrease in tax expense of $3.2 million compared to 2021, primarily due to a decrease in foreign income taxed at different rates and state and local tax benefits.

Segment Results

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	For the year ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Net sales	$551.3	$516.4	$34.9	6.8%
Gross profit	$195.5	$193.4	$2.1	1.1%
Gross profit %	35.5%	37.5%
Operating income	$122.7	$119.8	$2.9	2.4%
Operating income %	22.3%	23.2%

Net sales for the Hydraulics segment grew by $34.9 million, 6.8%, compared with 2021. Acquisition-related sales accounted for $22.4 million of the increase and sales from our organic businesses improved $12.5 million, 2.4%. Discrete impacts to our organic sales compared to the prior year are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $26.2 million, 5.1%
•
Pricing changes - favorable by $23.0 million, 4.5%
•
Delayed sales due to supply chain constraints - unfavorable by an estimated $7.1 million

Organic sales growth in 2022 benefited from improved demand primarily in the Americas and EMEA regions, as well as in several of our end markets including the mobile and industrial equipment markets.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	For the year ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Americas	$199.5	$167.7	$31.8	19.0%
EMEA	186.5	180.0	6.5	3.6%
APAC	165.3	168.7	(3.4)	(2.0)%
Total	$551.3	$516.4

Regional sales performance in 2022 compared to the prior year was driven by:

Americas - demand, pricing and our recent acquisitions contributed to a 19.0% increase in sales

EMEA - excluding unfavorable changes in foreign currency rates of $19.6 million, sales improved 14.5%, primarily from demand, pricing and our 2021 acquisition

APAC - excluding unfavorable changes in foreign currency rates of $6.6 million, sales improved 1.9%, primarily from demand in Japan and India

Costs related to our restructuring activities totaled $4.0 million during 2022; $1.1 million of the costs are included in cost of goods sold and $2.9 million are reflected in selling, engineering and administrative expenses (“SEA”). The restructuring costs are comprised of $2.2 million of recurring labor costs for employees who worked on the restructuring projects, non-recurring severance and termination benefits of $1.1 million and other non-recurring professional fees and expenses associated with the manufacturing relocation of $0.7 million.

During 2022, gross profit improved $2.1 million, 1.1%, over the prior year, favorably impacted by pricing and acquisitions. The segment realized an unfavorable impact on gross profit from changes in foreign currency rates, compared with 2021 of $7.1 million. Gross margin for 2022 decreased 2.0 percentage points as the segment incurred higher material, logistic and energy costs. Freight costs increased $1.9 million in 2022 and material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in 2022 by 2.8 percentage points. Price increases to customers did not fully recover the margin impact of the material cost increases.

SEA expenses decreased $0.8 million, 1.1%, in 2022 compared with the prior year. Changes in foreign currency rates compared to the prior year reduced SEA costs by $3.4 million. Increased SEA expenses from our acquisitions, higher non-recurring restructuring costs of $1.3 million and travel and marketing costs of $1.0 million were partially offset by $1.6 million of savings realized from lower benefit costs, primarily from performance-based incentive compensation accruals. SEA as a percent of sales decreased 1.1 percentage points to 13.2% in 2022 also benefiting from improved leverage of our fixed costs on the higher sales.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	For the year ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Net sales	$334.1	$352.7	$(18.6)	(5.3)%
Gross profit	$103.0	$120.0	$(17.0)	(14.2)%
Gross profit %	30.8%	34.0%
Operating income	$52.5	$71.7	$(19.2)	(26.8)%
Operating income %	15.7%	20.3%

Net sales for the Electronics segment declined by $18.6 million, 5.3%, compared with the prior year. Acquisition-related sales totaled $2.5 million. Discrete impacts to our organic sales compared to the prior year period are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $1.4 million
•
Pricing changes - favorable by $17.2 million, 4.9%
•
Delayed sales due to supply chain constraints - unfavorable by an estimated $5.2 million

During 2022, demand in our health and wellness end market sharply declined from the prior year, which was strengthened by the pandemic as consumers invested in health and leisure products. Inventory held by customers remained inflated in this end market, which further contributed to the decline. However, we realized sales growth in our recreational and mobile and industrial machinery end markets.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	For the year ended
	December 31, 2022	January 1, 2022	$ Change	% Change
Americas	$270.9	$257.8	$13.1	5.1%
EMEA	37.1	42.0	(4.9)	(11.7)%
APAC	26.1	52.9	(26.8)	(50.7)%
Total	$334.1	$352.7

Regional sales performance in 2022 compared to the prior year was driven by:

Americas - demand, pricing and capacity improvements contributed to a 5.1% increase in sales

EMEA - excluding unfavorable changes in foreign currency rates of $1.3 million, sales declined 8.6%, primarily from lower demand in the health and wellness end market

APAC - sales declined 50.7%, from lower demand in the health and wellness end market in China; impacts from foreign currency exchange rates were minimal

In 2022, we executed an organizational restructure to adjust our labor base in line with current demand levels. We incurred $1.2 million of restructuring costs for severance and termination benefits; $0.6 million of the costs are included in cost of goods sold and $0.6 million are reflected in SEA expenses.

The segment experienced a $17.0 million, 14.2%, decrease in gross profit over the prior year, primarily due to lower sales volume and material cost increases. Further, unfavorable impacts from changes in foreign currency exchange rates compared to the prior year totaled $0.9 million. Gross margin for 2022 decreased 3.2 percentage points from the higher material costs as the margin was not fully recovered by pricing efforts. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in 2022 by 4.7 percentage points compared to 2021.

SEA expenses increased $2.2 million, 4.6%, in 2022 compared with the prior year primarily from our 2021 acquisition, higher costs for salaries of $1.5 million and travel and marketing of $0.7 million offset by lower benefit costs of $1.1 million, mainly from performance-based incentive compensation accruals, and lower R&D costs of $0.5 million. SEA as a percent of sales increased 1.4 percentage points to 15.1% in 2022 from 13.7% in 2021, further impacted by reduced leverage of our fixed costs on the lower sales.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or allocating resources to, our operating segments. For the year ended December 31, 2022, these costs totaled $37.9 million for (i) transition costs for one of our executive officers of $0.3 million, (ii) amortization of acquisition-related intangible assets of $28.1 million and (iii) $9.5 million related to other acquisition and integration activities.

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

Interest Expense, net

Net interest expense decreased $0.2 million during 2022 to $16.7 million compared with $16.9 million in 2021. The change is attributable to lower average debt levels during 2022, as repayments exceeded borrowings used to fund acquisitions, offset by higher interest rates when compared to 2021. Average net debt decreased by $17.4 million during 2022 to $409.5 million compared with $426.9 million in 2021.

Income Taxes

The provision for income taxes for the year ended December 31, 2022, was 19.2% of pretax income compared with 20.3% for the year ended January 1, 2022. The difference relates principally to a shift in the mix of the company's worldwide income and favorable provision to return state tax adjustments related to the 2021 filed tax returns. The effective rate typically fluctuates relative to the levels of income and different tax rates in effect from year to year among the countries in which we sell our products.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted into law in response to the COVID-19 pandemic. The Company has evaluated the various income and payroll tax provisions and expects little or no impact to income tax expense. However, the Company is taking advantage of the various payment deferments allowed and employee retention credits afforded by the CARES Act and other similar state and/or foreign liquidity measures. The CARES Act allows employers to defer the deposit and payment of the employer's share of Social Security taxes. We deferred 50% of the $1.7 million in payroll taxes normally due between March 27, 2020 and December 31, 2020. We paid 50% of this amount during the fourth quarter of 2021 and the remaining balance was paid during the fourth quarter of 2022.

On August 16, 2022, the Inflation Reduction Act was enacted into law, and includes, among other things, a new 15% minimum tax and 1% excise tax on stock repurchases after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material impact on our future financial results, we will continue to evaluate its impact as further information becomes available.

As of December 31, 2022, the Company had approximately $25.2 million of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations.

2021 Results and Comparison of Years Ended January 1, 2022 and January 2, 2021

For the discussion and analysis of our 2021 results compared with our 2020 results, refer to our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed with the SEC on March 1, 2022. The discussion is incorporated herein by reference.

Liquidity and Capital Resources

Historically, our primary source of capital has been cash generated from operations. We also use borrowings on our credit facilities to fund acquisitions. During 2022, net cash provided by operating activities totaled $109.9 million and as of December 31, 2022 we had $43.7 million of cash on hand and $138.8 million of available credit on our revolving credit facilities. We also have a $300.0 million accordion feature available on our credit facility, which is subject to certain pro forma compliance requirements and is intended to support potential future acquisitions.

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

Cash flows

The following table summarizes our cash flows for the periods (in millions):

	For the year ended
	December 31, 2022	January 1, 2022	$ Change
Net cash provided by operating activities	$109.9	$113.1	$(3.2)
Net cash used in investing activities	(90.8)	(90.3)	(0.5)
Net cash used in financing activities	(6.9)	(22.6)	15.7
Effect of exchange rate changes on cash and cash equivalents	3.0	3.0	—
Net increase in cash and cash equivalents	$15.2	$3.2	$12.0

Cash on hand increased $15.2 million to $43.7 million at the end of 2022. Cash and cash equivalents were favorably impacted by changes in exchange rates by $3.0 million during the years ended December 31, 2022 and January 1, 2022. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and also paying down borrowings on our credit facilities.

Operating activities

Net cash from operations totaled $109.9 million in 2022, a decrease of $3.2 million, 2.8%, compared with the prior year. Cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) decreased by $12.4 million compared to the prior year. However, changes in net operating assets and liabilities increased cash by $9.2 million compared to 2021, primarily from favorable cash flows from AR and inventories only partially offset by reductions in AP and accrued expenses. Investments in inventory, net of acquisitions, reduced cash by $27.0 million and $52.5 million in 2022 and 2021, respectively. Inventory on hand as of December 31, 2022 increased by $26.0 million, 15.7%, compared to the 2021 year end. The increase is primarily from higher material costs and supply chain challenges such as (i) making earlier purchases of material to avoid shortages, (ii) inventory on hand that is waiting on delayed components to complete and (iii) delayed orders by customers after we have already started the production process. Days of inventory on hand increased to 111 days for the 2022 year, compared with 91 days during the 2021 year. Changes in accounts receivable, net of acquisitions, increased cash by $9.1 million in 2022 compared with a decrease in cash of $32.4 million in 2021, a result of lower sales in the last few months of the 2022 year compared to 2021. Days sales outstanding for the 2022 year decreased slightly to 52 days, from 57 days during 2021, impacted by the lower fourth quarter sales compared to the first three quarters of 2022 as our collection patterns remain consistent with the prior year.

Investing activities

Cash used in investing activities totaled $90.8 million in 2022, which was largely in line with the prior period of $90.3 million. The increase in acquisition-related payments accounted for $3.8 million of the fluctuation. Capital expenditures were $31.9 million during 2022, $5.1 million, 19.0%, higher than the prior year primarily from investments in machinery and equipment. These increases in cash used were partially offset by proceeds from dispositions of property, plant and equipment which was $7.0 million higher than 2021, driven by the sale of a building related to our restructuring projects. Capital expenditures for 2023 are forecasted to be approximately 3%-5% of sales, for investments in machinery and equipment for capacity expansion projects, improvements to manufacturing technology and maintaining/replacing existing machine capabilities.

Financing activities

Net cash used in financing activities totaled $6.9 million in 2022, compared with $22.6 million in 2021.

Borrowings, net of repayments, on our credit facilities in 2022 totaled $8.0 million as borrowings of approximately $65.0 million for the Daman acquisition were not offset fully by repayments during the year. In the 2021 year, repayments, net of borrowings, on our credit facilities totaled $9.8 million as acquisition related borrowings of $56.7 million were more than offset by repayments during the year.

Borrowings on our term loans and revolving credit facilities as of December 31, 2022 totaled $183.6 million and $262.9 million, respectively. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report for additional information regarding our credit facilities.

We have historically declared regular quarterly dividends to shareholders of $0.09 per share. We paid dividends totaling $11.7 million and $11.6 million for the years ended December 31, 2022 and January 1, 2022, respectively. The declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

Contractual obligations

Credit facilities

Information on our credit facilities, including future maturities, is presented in Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report. Our revolving credit facility with PNC Bank matures and is payable in full in October 2025; however, we may make earlier payments. Our term loan with PNC Bank is payable in quarterly installments of $3.8 million through 2023 and quarterly installments of $5.0 million thereafter through the maturity date of October 2025, at which time the remaining balance will be due in full.

Interest rates on our credit facilities range from 3.9% to 6.4% as of December 31, 2022. Future interest payments are estimated to total $71.6 million, with annual payments ranging from $26.3 million to $20.8 million payable through the last maturity date of October 2025. Future payments assume the current interest rate environment, current currency exchange rates, future required payments on term loans and revolver borrowings consistent with December 31, 2022 debt levels. Future payments do not include an estimate of impacts from our derivative instruments.

Contingent consideration payments

Our contingent consideration liabilities total $6.7 million as of December 31, 2022. The balance represents the fair value estimate of contractual contingent payments related to our acquisitions of Balboa and NEM and are payable at various times through the last quarter of 2024.

Supplier purchases

We regularly place purchase orders with our suppliers for inventory and capital expenditures to be used in the ordinary course of business. Open purchase orders as of December 31, 2022 total $131.2 million for purchases expected in 2023 and $15.2 million for purchases expected in 2024.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a reduction in the fair value below the carrying value. The carrying value of assets is calculated at the reporting unit level. An impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our term loan and revolving credit facility with PNC Bank. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 31, 2022, we had $261.3 million in borrowings outstanding under the revolving credit facility, $175.0 million in borrowings outstanding under the term loan and an aggregate notional amount of $245.0 million on our interest rate swap contracts. Based on our level of variable rate debt outstanding during the year ended December 31, 2022, a one percentage point increase in the reference average interest rate, which generally equaled 3.5%, would have resulted in an approximate $1.7 million increase in financing costs for the year ended December 31, 2022. As of January 1, 2022, we had $242.3 million in borrowings outstanding under the revolving credit facility, $190.0 million in borrowings outstanding under the term loan and an aggregate notional amount of $270.0 million on our interest rate swap contracts. Based on our level of variable rate debt outstanding during the year ended January 1, 2022, a one percentage point increase in the reference average interest rate, which generally equaled 3.2%, would have resulted in an approximate $2.5 million increase in financing costs for the year ended January 1, 2022. This sensitivity analysis incorporates the effects of our interest rate swap contracts.

Foreign Currency Risk

Our exposure to foreign currency exchange fluctuations relate primarily to our locations in Italy, Australia, Germany, South Korea, the United Kingdom, China and India. Our operations in these countries are exposed to fluctuations in foreign currency rates primarily from payments received from customers, payments made to suppliers and loans denominated in foreign currencies. During the year ended December 31, 2022, we economically hedged certain foreign currency risks by entering into forward foreign exchange contracts. These contracts were not designated as hedging instruments for accounting purposes. A discussion of our accounting policies for derivative financial instruments is included within Notes 2 and 9, of the Notes to the Consolidated Financial Statements included in this Annual Report.

The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. The result of a 10% decrease in the 2022 average exchange rates of the currencies in which our transactions are denominated would have resulted in a decrease in annual sales and net income of $32.6 million and $8.1 million, respectively, for the year ended December 31, 2022. The result of a 10% decrease in the 2021 average exchange rates of the currencies in which our transactions are denominated would have resulted in a decrease in annual sales and net income of $30.9 million and $6.9 million, respectively, for the year ended January 1, 2022. This sensitivity analysis assumes that each exchange rate changed in the same direction relative to the U.S. dollar and incorporates the effects of our forward contracts. This analysis excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a 10% decline in foreign currency exchange rates relative to the U.S. dollar on our December 31, 2022 and January 1, 2022 financial position would have resulted in a $54.4 million and $53.8 million reduction to equity (accumulated other comprehensive loss), respectively, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Helios Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Helios Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years ended December 31, 2022, January 1, 2022 and January 2, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the years ended December 31, 2022, January 1, 2022 and January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an unqualified opinion.

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
February 28, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Helios Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Helios Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Tampa, Florida

February 28, 2023

Helios Technologies, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	December 31, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$43.7	$28.5
Accounts receivable, net of allowance for credit losses of $1.5 and $1.2	125.1	134.6
Inventories, net	191.6	165.6
Income taxes receivable	10.2	2.8
Other current assets	17.9	20.1
Total current assets	388.5	351.6
Property, plant and equipment, net	175.7	174.2
Deferred income taxes	1.6	2.9
Goodwill	468.5	459.9
Other intangible assets, net	405.6	412.8
Other assets	23.8	13.9
Total assets	$1,463.7	$1,415.3
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$73.7	$85.3
Accrued compensation and benefits	21.1	28.6
Other accrued expenses and current liabilities	32.0	28.4
Current portion of long-term non-revolving debt, net	19.0	18.1
Dividends payable	2.9	2.9
Income taxes payable	3.6	6.3
Total current liabilities	152.3	169.6
Revolving line of credit	261.3	242.3
Long-term non-revolving debt, net	164.2	183.9
Deferred income taxes	61.0	71.8
Other noncurrent liabilities	30.0	38.7
Total liabilities	668.8	706.3
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100.0 shares authorized, 32.6 and 32.4 shares issued and outstanding	—	—
Capital in excess of par value	404.3	394.6
Retained earnings	450.0	363.3
Accumulated other comprehensive loss	(59.4)	(49.0)
Total shareholders' equity	794.9	709.0
Total liabilities and shareholders' equity	$1,463.7	$1,415.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

	For the year ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net sales	$885.4	$869.2	$523.0
Cost of sales	586.9	556.4	326.8
Gross profit	298.5	312.8	196.2
Selling, engineering and administrative expenses	133.1	130.7	106.8
Amortization of intangible assets	28.1	32.8	22.1
Goodwill impairment	—	—	31.9
Operating income	137.3	149.3	35.4
Interest expense, net	16.7	16.9	13.3
Foreign currency transaction (gain) loss, net	(0.9)	1.0	(1.6)
Other non-operating (income) expense, net	(0.3)	0.2	(0.3)
Income before income taxes	121.8	131.2	24.0
Income tax provision	23.4	26.6	9.8
Net income	$98.4	$104.6	$14.2

Net income per share:
Basic	$3.03	$3.24	$0.44
Diluted	$3.02	$3.22	$0.44

Weighted average shares outstanding:
Basic	32.5	32.3	32.1
Diluted	32.6	32.5	32.2

Dividends declared per share	$0.36	$0.36	$0.36

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

	For the year ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net income	$98.4	$104.6	$14.2
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(20.3)	(19.2)	21.6
Unrealized gain (loss) on interest rate swaps, net of tax	9.9	4.5	(0.6)
Total other comprehensive (loss) income	(10.4)	(14.7)	21.0
Comprehensive income	$88.0	$89.9	$35.2

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total
Balance at December 28, 2019	—	$—	32.0	$—	$365.3	$267.7	$(55.4)	$577.6
Shares issued, ESPP					1.3			1.3
Stock-based compensation					5.8			5.8
Cancellation of shares for payment of employee tax withholding					(0.7)			(0.7)
Dividends declared						(11.6)		(11.6)
Net income						14.2		14.2
Other comprehensive income							21.0	21.0
Balance at January 2, 2021	—	$—	32.1	$—	$371.8	$270.3	$(34.3)	$607.8
Shares issued, ESPP					1.8			1.8
Shares issued, acquisitions			0.2		14.2			14.2
Stock-based compensation					8.9			8.9
Cancellation of shares for payment of employee tax withholding					(1.4)			(1.4)
Shares repurchased					(0.6)			(0.6)
Dividends declared						(11.6)		(11.6)
Net income						104.6		104.6
Other comprehensive loss							(14.7)	(14.7)
Balance at January 1, 2022	—	$—	32.4	$—	$394.6	$363.3	$(49.0)	$709.0
Shares issued, restricted stock			0.2		0.1			0.1
Shares issued, ESPP					2.0			2.0
Shares issued, acquisitions					1.6			1.6
Stock-based compensation					8.6			8.6
Cancellation of shares for payment of employee tax withholding					(2.6)			(2.6)
Dividends declared						(11.7)		(11.7)
Net income						98.4		98.4
Other comprehensive loss							(10.4)	(10.4)
Balance at December 31, 2022	—	$—	32.6	$—	$404.3	$450.0	$(59.4)	$794.9

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in millions)

	For the year ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash flows from operating activities:
Net income	$98.4	$104.6	$14.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.6	54.4	39.7
Goodwill impairment	—	—	31.9
Stock-based compensation expense	8.6	8.9	5.8
Amortization of debt issuance costs	0.5	0.5	1.1
Benefit for deferred income taxes	(4.5)	(1.4)	(3.6)
Amortization of acquisition-related inventory step-up	—	0.6	1.9
Forward contract (gains) losses, net	(4.0)	(4.7)	5.5
Other, net	—	0.1	1.0
(Increase) decrease in, net of acquisitions:
Accounts receivable	9.1	(32.4)	0.7
Inventories	(27.0)	(52.5)	0.6
Income taxes receivable	(5.0)	(0.7)	1.7
Other current assets	1.6	0.7	(1.9)
Other assets	8.0	5.1	4.0
Increase (decrease) in, net of acquisitions:
Accounts payable	(11.5)	23.8	10.6
Accrued expenses and other liabilities	(6.2)	8.1	3.8
Income taxes payable	(2.3)	5.7	(5.1)
Other noncurrent liabilities	(7.4)	(7.7)	(3.3)
Net cash provided by operating activities	109.9	113.1	108.6
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(67.3)	(61.1)	(217.0)
Capital expenditures	(31.9)	(26.8)	(14.6)
Proceeds from dispositions of property, plant and equipment	7.2	0.2	0.1
Cash settlement of forward contracts	4.3	2.4	(3.5)
Software development costs	(3.1)	(2.6)	(0.9)
Amounts paid for net assets acquired	—	(2.4)	—
Net cash used in investing activities	(90.8)	(90.3)	(235.9)
Cash flows from financing activities:
Borrowings on revolving credit facilities	118.7	81.2	117.6
Repayment of borrowings on revolving credit facilities	(92.7)	(86.8)	(79.6)
Borrowings on long-term non-revolving debt	—	12.0	119.7
Repayment of borrowings on long-term non-revolving debt	(18.0)	(16.2)	(6.0)
Proceeds from stock issued	2.1	1.8	1.3
Dividends to shareholders	(11.7)	(11.6)	(11.6)
Debt issuance costs	—	—	(1.7)
Payment of employee tax withholding on equity award vestings	(2.6)	(1.4)	(0.7)
Other financing activities	(2.7)	(1.6)	(1.3)
Net cash (used in) provided by financing activities	(6.9)	(22.6)	137.7
Effect of exchange rate changes on cash and cash equivalents	3.0	3.0	(7.3)
Net increase in cash and cash equivalents	15.2	3.2	3.1
Cash and cash equivalents, beginning of period	28.5	25.3	22.2
Cash and cash equivalents, end of period	$43.7	$28.5	$25.3

	For the year ended
	December 31, 2022	January 1, 2022	January 2, 2021
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$31.7	$23.6	$11.3
Interest	$15.5	$15.9	$11.6
Supplemental disclosure of noncash transactions:
Unrealized (gain) loss on interest rate swaps	$(12.8)	$(6.0)	$1.9
Contingent consideration incurred in connection with acquisition	$—	$3.3	$1.9
Indemnified tax liability incurred in connection with acquisition	$—	$—	$3.6
Stock issued for acquisition	$1.6	$14.2	$—
Foreign currency remeasurement impact on euro denominated debt	$4.6	$5.9	$7.2
Measurement period adjustments to goodwill	$—	$0.8	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

HELIOS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currencies in millions, except per share data)

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

The Company operates in two business segments: Hydraulics and Electronics. There are three key technologies within the Hydraulics segment: cartridge valve technology (CVT), quick-release hydraulic coupling solutions (QRC) and hydraulic system solutions (Systems), which often incorporate manifold solutions with CVT and QRC technologies. CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Systems provide engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment. The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment, specialty vehicles, therapy baths and traditional and swim spas. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware and sustaining engineering teams.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company reports on a fiscal year that ends on the Saturday closest to December 31st. Each quarter generally consists of thirteen weeks, with a fourteen-week quarter occurring periodically. The 2020 fiscal year contained 53 weeks and ended January 2, 2021. The 2022 and 2021 fiscal years contained 52 weeks and ended December 31, 2022 and January 1, 2022, respectively.

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

Property, Plant and Equipment, net

Property, plant and equipment is stated at cost less accumulated depreciation. Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method generally over the following useful lives:

Years
Machinery and equipment	3 - 12
Office furniture and equipment	2 - 10
Buildings	30 - 40
Building and land improvements	5 - 20
Leasehold improvements	2 - 10

Gains or losses on the retirement, sale, or disposal of property, plant and equipment are reflected in the Consolidated Statement of Operations in the period in which the assets are taken out of service.

Leases

The Company determines whether an arrangement is a lease at its inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and are presented in Property, plant and equipment in the Consolidated Balance Sheets. Operating lease liabilities represent the Company’s obligation to make lease payments arising from the leases and are presented in Other accrued expenses and current liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company utilizes an estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company considers its existing credit facilities when calculating the incremental borrowing rate.

Lease terms include options to extend the lease when it is reasonably certain that the Company will exercise the option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. See Note 7 for additional disclosures related to leases.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate a reduction in the fair value below the carrying value. As part of the impairment test, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after this optional qualitative assessment, the Company determines that impairment is more likely than not, then the Company performs the quantitative impairment test. The carrying value of assets is calculated at the reporting unit level. An impairment loss is recorded to the extent that the carrying value of the reporting unit exceeds its fair value, with the impairment loss limited to the amount of goodwill allocated to the reporting unit.

The Company completed its annual goodwill impairment testing for 2022 and determined that the carrying amount of goodwill was not impaired.

Other intangible assets with definite lives consist primarily of technology, customer relationships, trade names and brands and a favorable supply agreement, and are carried at cost less accumulated amortization and amortized over their respective estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. For the year ended December 31, 2022, there were no impairments recorded based on our analysis.

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

Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods. Consideration for product sales is primarily fixed in nature. The Company’s estimates for sales discounts, rebates and product returns reduce revenue recognized at the time of the sale.

Contract Assets & Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $3.8 and $2.2 at December 31, 2022 and January 1, 2022, respectively and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to satisfying the underlying performance obligation. Contract liabilities totaled $3.3 and $4.4 at December 31, 2022 and January 1, 2022, respectively, and are presented in Other accrued expenses and current liabilities in the Consolidated Balance Sheets.

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

Research and Development

The Company conducts R&D to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $17.4, $16.8 and $15.6 for the 2022, 2021 and 2020 fiscal years, respectively.

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

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions except per share data):

	December 31, 2022	January 1, 2022	January 2, 2021
Net income	$98.4	$104.6	$14.2

Weighted average shares outstanding - Basic	32.5	32.3	32.1
Net effect of dilutive securities - Stock based compensation	0.1	0.2	0.1
Weighted average shares outstanding - Diluted	32.6	32.5	32.2

Net income per share:
Basic	$3.03	$3.24	$0.44
Diluted	$3.02	$3.22	$0.44

3. BUSINESS ACQUISITIONS

2022 Acquisition of Daman

On September 16, 2022, the Company completed the acquisition of Daman Products Company, Inc. (“Daman”), an Indiana corporation. The acquisition was completed pursuant to a Membership Interest Purchase Agreement among the Company and the owners of Daman.

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

Cash consideration paid, net of cash acquired, totaled $64.4. The consideration was funded with borrowings on the Company’s credit facility.

The Company recorded $24.7 of goodwill and $29.7 of other identifiable intangible assets in connection with the acquisition. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identified intangibles assets acquired was based on estimates and assumptions made by management at the time of acquisition. The purchase price allocation is preliminary, pending finalization of the real estate purchase and tax related adjustments, and may be revised during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes to the fair values of the assets acquired and liabilities assumed could be material.

Certain disclosures have not been presented as the effect of the acquisition was not material to the Company's financial results.

2021 Acquisition of NEM

On July 9, 2021, the Company completed the acquisition of HE-DI S.r.l., an Italian limited liability company and the owner of 100% of the share capital of NEM S.r.l., an Italian limited liability company. The acquisition was completed pursuant to a Sale and Purchase Agreement (“SPA”) among the Company and the shareholders of NEM.

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

Consideration paid, net of cash acquired, totaled $56.5 and included 134,621 shares of the Company’s common stock and cash of $46.0. In accordance with the terms of the SPA, the sellers are eligible for an additional cash earnout potential of €5.4, or $6.4, based on defined revenue and EBITDA targets. The acquisition date fair value of the earnout was estimated at $3.3. The cash consideration was funded with borrowings on the Company’s credit facility.

The Company recorded $31.6 in goodwill and $28.2 in other identifiable intangible assets in connection with the acquisition. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identified intangibles assets acquired was based on estimates and assumptions made by management at the time of acquisition.

Certain disclosures have not been presented as the effect of the acquisition was not material to the Company's financial results.

2020 Acquisition of Balboa Water Group

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

The Purchase Agreement allows for future payments to the sellers for certain tax benefits realized, related to the pre-acquisition period, through tax periods ending on or before December 31, 2023. The estimated fair value of the contingent liability was determined to be $2.5, as of the acquisition date.

The fair value of total purchase consideration consisted of the following:

Cash	$224.2
Receivable from sellers	(0.6)
Acquisition date fair value of contingent consideration	2.5
Total purchase consideration	226.1
Less: cash acquired	(6.0)
Total purchase consideration, net of cash acquired	$220.1

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition.

The allocation of the total purchase price, net of cash acquired, is as follows:

Accounts receivable	$28.3
Inventories	24.8
Property, plant and equipment	12.5
Goodwill	76.5
Intangible assets	128.0
Other assets	12.2
Total assets acquired	282.3
Accounts payable	17.8
Other accrued expenses and current liabilities	10.2
Deferred income taxes	23.6
Other noncurrent liabilities	10.6
Total liabilities assumed	62.2
Fair value of net assets acquired	$220.1

Goodwill is primarily attributable to Balboa’s assembled workforce and anticipated synergies and economies of scale expected from the operations of the combined company. The synergies included certain cost savings, operating efficiencies, access to key end markets and strategic benefits to be achieved as a result of the acquisition. Goodwill of $6.3 is expected to be deductible for tax purposes.

Transaction costs of $6.6 incurred in connection with the acquisition are included in Selling, engineering and administrative expenses in the Consolidated Statement of Operations for the year ended January 2, 2021.

Net sales and loss before income taxes of Balboa included in the Consolidated Statement of Operations for the period from acquisition date through January 2, 2021 totaled $26.1 and $1.5, respectively. Included in Balboa’s loss for the period are $1.9 of charges related to the purchase accounting effects of inventory step up to fair value and $4.0 of amortization of acquisition related intangible assets.

The fair value of identified intangible assets and their respective useful lives are as follows:

	Fair Value	Weighted- Average Amortization Periods (Yrs)
Trade name	$22.0	18
Technology	13.0	8
Customer relationships	85.0	25
Sales order backlog	8.0	0.5
Identified intangible assets	$128.0	21

Other Acquisitions

During the fiscal years ended December 31, 2022 and January 1, 2022, the Company completed three additional business acquisitions. The results of operations of the acquired businesses are included in the Company's Consolidated Financial Statements since the date of each acquisition. Certain disclosures have not been presented as the effects of the acquisitions, individually and in the aggregate, were not material to the Company's financial results.

In January 2021, the Company acquired all of the assets of BJN Technologies, LLC, an innovative engineering solutions provider, and formed the Helios Center of Engineering Excellence, LLC to centralize innovation and technology advancements to better leverage Helios’ product portfolio and global talent.

In October 2021, the Company completed the acquisition of assets related to the electronic control systems business of Shenzhen Joyonway Electronics & Technology Co., Ltd and its related entities. Joyonway is a developer of control panels, software, systems and accessories for the health and wellness industry. The results of Joyonway’s operations are reported in the Company’s Electronics segment.

In July 2022, we completed the acquisition of the assets of Taimi R&D, Inc., a Canadian manufacturer of innovative hydraulic components that offer ball-less design swivel products, which improve hydraulic reliability of equipment, increase the service life of components and help protect the environment by reduced leakage. The results of Taimi’s operations are reported in the Company’s Hydraulics segment.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and January 1, 2022.

	December 31, 2022
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$11.1	$—	$11.1	$—
Forward foreign exchange contracts	1.0	—	1.0	—
Total	$12.1	$—	$12.1	$—
Liabilities
Forward foreign exchange contracts	$0.3	$—	$0.3	$—
Contingent consideration	6.7	—	—	6.7
Total	$7.0	$—	$0.3	$6.7

	January 1, 2022
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contract	$1.5	$—	$1.5	$—
Forward foreign exchange contracts	1.1	—	1.1	—
Total	$2.6	$—	$2.6	$—
Liabilities
Interest rate swap contract	$3.2	$—	$3.2	$—
Forward foreign exchange contracts	0.1	—	0.1	—
Contingent consideration	6.4	—	—	6.4
Total	$9.7	$—	$3.3	$6.4

A summary of changes in the estimated fair value of contingent consideration at December 31, 2022 and January 1, 2022 is as follows:

Balance at January 2, 2021	$1.9
Change in estimated fair value	0.6
Contingent consideration incurred in connection with NEM acquisition	3.3
Measurement period adjustment to acquisition date fair value	0.6
Payment on liability	(0.3)
Accretion in value	0.4
Currency remeasurement	(0.1)
Balance at January 1, 2022	$6.4
Change in estimated fair value	1.3
Payment on liability	(1.1)
Accretion in value	0.5
Currency remeasurement	(0.4)
Balance at December 31, 2022	$6.7

5. INVENTORIES, NET

At December 31, 2022 and January 1, 2022, inventory consisted of the following:

	December 31, 2022	January 1, 2022
Raw materials	$119.2	$90.5
Work in process	41.6	34.7
Finished goods	40.8	50.6
Provision for obsolete and slow moving inventory	(10.0)	(10.2)
Total	$191.6	$165.6

6. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2022 and January 1, 2022, property, plant and equipment, net consisted of the following:

	December 31, 2022	January 1, 2022
Machinery and equipment	$207.2	$184.3
Office furniture and equipment	25.2	26.0
Buildings	53.2	58.8
Building and land improvements	19.3	18.8
Leasehold improvements	4.3	4.0
Land	13.1	13.6
	$322.3	$305.5
Less: Accumulated depreciation	(185.1)	(174.8)
Construction in progress	19.3	20.7
	$156.5	$151.4
Operating lease ROU assets	19.2	22.8
Total	$175.7	$174.2

Depreciation expense for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 totaled $22.9, $21.4 and $17.6, respectively.

7. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space throughout its locations that are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, operating lease costs totaled $6.8, $6.0 and $4.1, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	December 31, 2022	January 1, 2022
Right-of-use assets	$19.2	$22.8
Lease liabilities:
Current lease liabilities	$5.8	$5.9
Non-current lease liabilities	14.5	17.9
Total lease liabilities	$20.3	$23.8

Weighted average remaining lease term (in years):	4.7
Weighted average discount rate:	4.5%

Supplemental cash flow information related to leases is as follows:

	For the Year Ended
	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6.9	$6.1
Non-cash impact of new leases and lease modifications	$3.3	$10.8

Maturities of lease liabilities are as follows:

2023	$6.6
2024	4.4
2025	4.1
2026	3.4
2027	1.4
Thereafter	3.0
Total lease payments	22.9
Less: Imputed interest	(2.6)
Total lease obligations	20.3
Less: Current lease liabilities	(5.8)
Non-current lease liabilities	$14.5

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the years ended December 31, 2022 and January 1, 2022 is as follows:

	Hydraulics	Electronics	Total
Balance at January 2, 2021	$261.1	$182.4	$443.5
Acquisition of NEM	31.6	—	31.6
Measurement period adjustment, Balboa Water Group acquisition	—	0.5	0.5
Acquisition of Joyonway	—	3.3	3.3
Currency translation	(19.0)	—	(19.0)
Balance at January 1, 2022	$273.7	$186.2	$459.9
Acquisition of Daman	24.7	—	24.7
Acquisition of Taimi	0.3	—	0.3
Measurement period adjustment, Joyonway acquisition	—	0.1	0.1
Currency translation	(16.2)	(0.3)	(16.5)
Balance at December 31, 2022	$282.5	$186.0	$468.5

Acquired Intangibles Assets

At December 31, 2022 and January 1, 2022, intangible assets consisted of the following:

	December 31, 2022			January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$87.5	$(18.5)	$69.0	$83.4	$(15.2)	$68.2
Non-compete agreements	2.1	(0.7)	1.4	3.3	(1.1)	2.2
Technology	50.8	(21.3)	29.5	50.4	(16.7)	33.7
Supply agreement	21.0	(12.8)	8.2	21.0	(10.7)	10.3
Customer relationships	349.4	(56.1)	293.3	336.8	(43.5)	293.3
Sales order backlog	0.7	(0.4)	0.3	1.0	(1.0)	—
Workforce	6.1	(2.2)	3.9	6.1	(1.0)	5.1
	$517.6	$(112.0)	$405.6	$502.0	$(89.2)	$412.8

Amortization expense on acquired intangibles assets for the 2022, 2021 and 2020 fiscal years was approximately $28.1, $32.8 and $22.1, respectively. Future estimated amortization expense is presented below.

Year:
2023	$29.6
2024	28.6
2025	28.4
2026	26.6
2027	23.4
Thereafter	269.0
Total	$405.6

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

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	December 31, 2022	January 1, 2022	Location	December 31, 2022	January 1, 2022
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$11.1	$1.5	Other non-current liabilities	$—	$3.2

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	1.0	0.9	Other current liabilities	—	0.1
Forward foreign exchange contracts	Other assets	—	0.2	Other non-current liabilities	0.3	—
Total derivatives		$12.1	$2.6		$0.3	$3.3
(1) See Note 4 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

Gains and losses related to the Company’s derivative financial instruments for the 2022, 2021 and 2020 years are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	December 31, 2022	January 1, 2022	January 2, 2021	into Earnings (Effective Portion)	December 31, 2022	January 1, 2022	January 2, 2021
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$12.8	$6.0	$(1.9)	Interest expense, net	$(0.2)	$(4.2)	$(3.7)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $16.7, $16.9 and $13.3 for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives			Location of Gain or (Loss) Recognized
	December 31, 2022	January 1, 2022	January 2, 2021	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$4.0	$4.7	$(5.5)	Foreign currency transaction gain / loss, net

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

The Company has entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with the transactions, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $245.0, with periodic decreases, have been designated as hedging instruments and are accounted for as cash flow hedges. The interest rate swaps are scheduled to expire in April 2023 and October 2025. The contracts are settled with the respective counterparties on a net basis at each settlement date. Assuming LIBOR rates consistent with year-end, the estimated gains included in AOCI at December 31, 2022, that are expected to be reclassified into earnings during the 2023 fiscal year total $5.0.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At December 31, 2022, the Company had six forward foreign exchange contracts with an aggregate notional value of €22.0, maturing at various dates through March 2024.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $96.3 as of December 31, 2022 and is included in the Revolving line of credit line item in the Consolidated Balance Sheets. The gain on the net investment hedge recorded in AOCI as part of the currency translation adjustment was $4.6, net of tax, for the year ended December 31, 2022.
10. CREDIT FACILITIES

Total non-revolving debt consists of the following:

	Maturity Date	December 31, 2022	January 1, 2022
Long-term non-revolving debt:
Term loan with PNC Bank	Oct 2025	$175.0	$190.0
Term loans with Citibank	Various	8.6	12.4
Other long-term debt	Various	—	0.1
Total non-revolving debt		183.6	202.5
Less: current portion of long-term non-revolving debt		19.0	18.1
Less: unamortized debt issuance costs		0.4	0.5
Total long-term non-revolving debt, net		$164.2	$183.9

Information on the Company's revolving credit facilities is as follows:

		Balance		Available credit
	Maturity Date	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Revolving line of credit with PNC Bank	Oct 2025	$261.3	$242.3	$138.1	$157.5
Revolving line of credit with Citibank	May 2023	$1.6	$0.7	$0.7	$0.5

Future maturities of total debt are as follows:

Year:
2023	$20.7
2024	24.5
2025	401.3
Total	$446.5

Term Loan and Line of Credit with PNC Bank

The Company has a credit agreement that includes a revolving line of credit and term loan credit facility with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The revolving line of credit allows for borrowings up to an aggregate maximum principal amount of $400.0. Borrowings under the line of credit bear interest at defined rates plus an applicable margin based on the Company's leverage ratio.

The credit agreement requires the Company to comply with a number of restrictive covenants, including limitations on the Company’s ability to incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, joint ventures, consolidation and asset sales; and pay dividends and distributions. The Company (together with its subsidiaries) is also required to comply with certain financial tests, including a minimum interest coverage ratio (as defined therein) of 3.0 to 1.0 and a maximum leverage ratio of 4.25 to 1.0. As of December 31, 2022, the Company was in compliance with all covenants related to the credit agreement.

The credit facility is guaranteed by the Company’s U.S. domestic subsidiaries and requires any future U.S. domestic subsidiaries to join as guarantors. In addition, the credit facility is required to be secured by substantially all of the assets of the Company and its current and future U.S. domestic subsidiaries of the Company.

To hedge currency exposure in foreign operations, €90.0 of the borrowings on the line of credit are denominated in euros. The borrowings have been designated as a net investment hedge, see additional information in Note 9.

The effective interest rate on the credit agreement at December 31, 2022, was 5.8%. Interest expense recognized on the credit agreement during the years ended December 31, 2022, January 1, 2022 and January 2, 2021 was $15.9, $12.3 and $9.5, respectively.

Term Loan with Intesa Sanpaolo S.p.A.

The Company had an agreement with Intesa Sanpaolo S.p.A. that provided an unsecured term loan of €5.0. The loan matured in December 2021, at which time the remaining balance was paid in full.

Term Loans and Line of Credit with Citibank

The Company has an uncommitted fixed asset facility agreement (the “Fixed Asset Facility”), short-term revolving facility agreement (the “Working Capital Facility”) and term loan facility agreement (the “Shanghai Branch Term Loan Facility”) with Citibank (China) Co., Ltd. Shanghai Branch, as lender.

Under the Fixed Asset Facility, the Company borrowed on a secured basis RMB 2.6. The proceeds of the loan were used for purchases of equipment. Outstanding borrowings under the Fixed Asset Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.5%, to be repaid on a specified schedule with the final payment due in May 2023.

Under the Working Capital Facility, the Company may from time to time borrow amounts on an unsecured revolving facility of up to a total of RMB 16.0. Proceeds may only be used for expenditures related to production at the Company’s facility located in Kunshan City, China. Outstanding borrowings under the Working Capital Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 0.5%. All outstanding balances will be due in May 2023.

Under the Shanghai Branch Term Loan Facility, the Company borrowed on a secured basis RMB 42.7. The proceeds were used to fund the acquisition of Joyonway. Outstanding borrowings under the Shanghai Branch Term Loan Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.5%, to be repaid on a specified schedule with the final payment due in October 2024.

The Company has a term loan facility agreement (the “Sydney Branch Term Loan Facility”) with Citibank, N.A., Sydney Branch, as lender. Under the Sydney Branch Term Loan Facility, the Company borrowed on a secured basis AUD 7.5. The proceeds were used to repay other existing debt. Outstanding borrowings under the Sydney Branch Term Loan Facility accrue interest at a rate equal to the Australian Bank Bill Swap Reference Rate plus 2.0%, to be repaid throughout the term of the loan with a final payment due date of December 2024.

As of the date of this filing, the Company was in compliance with all debt covenants related to the Fixed Asset Facility, Working Capital Facility and Term Loan Facilities.

11. DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $11.7, $11.6 and $11.6 to shareholders in 2022, 2021 and 2020, respectively.

The Company declared the following regular quarterly dividends to shareholders during 2022, 2021 and 2020. The dividends were declared to shareholders of record on the 5th day following the respective quarter end and paid on the 20th day of each month following the date of declaration.

	2022	2021	2020
First quarter	$0.09	$0.09	$0.09
Second quarter	0.09	0.09	0.09
Third quarter	0.09	0.09	0.09
Fourth quarter	0.09	0.09	0.09

12. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 31, 2022	January 1, 2022	January 2, 2021
United States	$71.3	$87.1	$30.6
Foreign	50.5	44.1	(6.6)
Total	$121.8	$131.2	$24.0

The Company derives its pretax income based on the consolidated results of its legal entities. Products manufactured in the U.S. are sold worldwide and are the primary reason that pretax income in the U.S. is higher than foreign pretax income. The U.S. legal entities had third-party export sales of $146.5, $166.9 and $106.1 for the 2022, 2021 and 2020 years, respectively. Foreign pretax income is impacted by the level of foreign manufacturing, sales at varying market levels as well as direct sales to large OEM customers.

The components of the income tax provision (benefit) are as follows:

	For the year ended
	December 31, 2022	January 1, 2022	January 2, 2021
Current tax expense (benefit):
United States	$12.3	$10.7	$3.3
State and local	0.4	3.1	1.2
Foreign	15.9	17.3	7.3
Total current	28.6	31.1	11.8
Deferred tax expense (benefit):
United States	(0.4)	(1.1)	3.2
State and local	(2.6)	0.2	(0.3)
Foreign	(2.2)	(3.6)	(4.9)
Total deferred	(5.2)	(4.5)	(2.0)
Total income tax provision	$23.4	$26.6	$9.8

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 31, 2022	January 1, 2022	January 2, 2021
U.S. federal taxes at statutory rate	$25.6	$27.5	$5.1
Increase (decrease)
Foreign withholding tax	—	0.1	0.3
Capitalized transaction costs	0.3	—	0.4
Foreign income taxed at different rate	1.7	3.6	1.4
FDII deduction	(2.8)	(3.2)	(1.3)
Changes in estimates related to prior years including foreign	0.2	(0.2)	(2.5)
Goodwill impairment	—	—	6.7
State and local taxes, net	(1.0)	2.7	0.6
Current year tax credits	(0.9)	(0.5)	(0.7)
Foreign deferred other true up	(1.0)	(1.6)	—
Change in reserve	0.2	(1.9)	(0.5)
Excess officer compensation	1.4	—	—
Other	(0.3)	0.1	0.3
Income tax provision	$23.4	$26.6	$9.8

The effective tax rate for the year ended December 31, 2022 was lower than the rate for 2021 primarily due to a decrease in the foreign income taxed at different rates and state and local tax benefits, when compared to the year ended January 1, 2022. For the year ended December 31, 2022, the state and local taxes include a benefit for provision to return related to prior years. As a result of recent acquisitions, the Company’s state effective tax rate has decreased. The rate for all years benefited from tax deductions for foreign derived intangible income (FDII deduction).

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2022 and January 1, 2022, are presented below:

	December 31, 2022	January 1, 2022
Deferred tax assets:
Foreign tax benefit of U.S. reserves	$1.9	$1.8
Net operating losses	6.2	5.2
Inventory	3.2	3.0
Intangible assets and goodwill	0.7	0.7
Accrued expenses and other	5.3	6.6
Other comprehensive income	5.6	3.4
Total deferred tax assets	22.9	20.7
Less: Valuation allowance	(1.7)	(0.4)
Net deferred tax assets	21.2	20.3
Deferred tax liabilities:
Depreciation	(8.6)	(9.6)
Intangible assets and goodwill	(71.7)	(79.3)
Other deferred tax liabilities	(0.3)	(0.3)
Total deferred tax liabilities	(80.6)	(89.2)
Net deferred tax liabilities	$(59.4)	$(68.9)

As of December 31, 2022, the Company has federal net operating loss (“NOL”) carryforwards of approximately $9.1, Oklahoma NOLs carryforwards of $5.4 and California NOL carryforwards of $36.8. The Oklahoma NOLs are expected to be fully utilized by 2023. The federal and California NOLs were generated by Balboa during pre-acquisition tax years 2011-2019 and are subject to a 20-year carryforward period. As a result of the acquisition, both the federal and the California NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percent. Additionally, California enacted legislation in June 2020 to suspend the usage of NOLs for tax years 2020 and 2021. The California NOL suspension for 2022 was lifted. Despite these limitations, the Company expects to fully utilize the federal and California NOLs by 2027 and thus has recorded a deferred tax asset of $4.9 for all NOLs after the valuation allowance. The Company has foreign NOL carryforwards of $7.2 that it does not believe will be utilized, and therefore, has not recognized a deferred tax asset for these NOLs.

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of December 31, 2022 and January 1, 2022 was $1.7 and $0.4, respectively. The portion of valuation allowance related to capital losses was $0.4 as of December 31, 2022 and January 1, 2022. The net change in total valuation was an increase of $1.3 in 2022 and was primarily related to foreign NOL carryforwards that, in the judgment of management, are not more likely than not to be realized. The Company recognized a minimal amount in its effective tax rate in 2022, and $1.3 related to a presentational reclass within the table of deferred items from 2021.

The Company accounts for investment tax credits utilizing the deferral method. Investment tax credits generated in 2022 totaled $3.0.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - December 28, 2019	$8.1
Increases from positions taken during prior periods	0.7
Increases from positions taken during current period	0.5
Current year acquisitions	3.2
Settled positions	(0.9)
Unrecognized tax benefits - January 2, 2021	$11.4
Decreases from positions taken during prior periods	(0.2)
Increases from positions taken during current period	0.6
Lapse of statute of limitations	(2.8)
Unrecognized tax benefits - January 1, 2022	$9.0
Increases from positions taken during prior periods	0.9
Increases from positions taken during current period	0.2
Settled positions	(0.2)
Lapse of statute of limitations	(2.0)
Unrecognized tax benefits - December 31, 2022	$7.9

At December 31, 2022, the Company had unrecognized tax benefits of $7.9 including accrued interest. If recognized, $2.7 of unrecognized tax benefits would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of December 31, 2022, is not considered material to the Company’s Consolidated Financial Statements.

The Company is currently under state audit and remains subject to income tax examinations in the U.S. and various state and foreign jurisdictions for tax years 2017-2020. During 2022, the Company resolved several U.S. and foreign examinations, including limited transfer pricing disputes that existed for years dating back to 2008. The Company believes it has adequately reserved for income taxes that could result from any audit adjustments. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months.

13. STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan (“2019 Plan”) provides for the grant of shares of restricted stock, restricted stock units, stock options, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. As of December 31, 2022, 790,190 shares remained available to be issued through the 2019 Plan.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. Compensation expense recognized for RSUs granted to employees totaled $7.0, $6.0 and $4.2 for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

In March 2012, the board of directors adopted the Sun Hydraulics Corporation 2012 Non-Employee Director Fees Plan (the “2012 Directors Plan”), which was approved by the shareholders of the Company at its 2012 annual meeting. Under the 2012 Directors Plan, Non-Employee Directors were compensated for their board service solely in shares of common stock. In February 2015, the board adopted amendments to the 2012 Directors Plan, which revised the compensation for Non-Employee Directors. Each Non-Employee Director received an annual retainer of 2,000 shares of Common Stock. The Chairman's retainer was twice that of a regular director, and the retainer for the chairs of each Board Committee was 150% that of a regular director. In addition, each Non-Employee Director received 250 shares of Common Stock for attendance at each Board meeting and each meeting of each committee of the board on which he or she serves when the committee meeting is not held within one day of a meeting of the board.

Effective January 1, 2022, the board terminated the 2012 Non-Employee Director Fees Plan and approved a new Helios Technologies, Inc. Non-Employee Director Compensation Policy (the “Director Compensation Policy”), which revised the compensation for Non-Employee Directors. The Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2019 Plan, which vest over a one-year period. Directors were granted 18,260 RSUs during the year ended December 31, 2022. The Company recognized director stock compensation expense on the RSUs of $0.5 for the year ended December 31, 2022. Directors were granted 26,500 shares of stock for the year ended January 1, 2022 and the Company recognized director stock compensation expense of $2.2 and $1.2 for the year ended January 1, 2022 and January 2, 2021, respectively, under the 2012 Directors Plan.

The following table summarizes RSU activity for the 2022 fiscal year:

	Number of Units (in thousands)	Weighted Average Grant-Date Fair Value per Share
Nonvested balance at January 1, 2022	237	$45.58
Granted	108	90.47
Vested	(109)	43.79
Forfeited	(19)	66.20
Nonvested balance at December 31, 2022 (1)	217	$66.98

(1) Includes 104,774 nonvested performance-based RSUs.

The grant date fair value of restricted stock and RSUs granted during the 2022, 2021 and 2020 fiscal years totaled $9.7, $6.2 and $6.8, respectively.

The Company had $8.0 of total unrecognized compensation cost related to the RSU awards as of December 31, 2022. That cost is expected to be recognized over a weighted average period of 1.7 years.

Stock Options

In 2022, the Company granted stock options with market-based vesting conditions to its officers. As of December 31, 2022, there were 82,500 unvested options and no vested unexercised options. The exercise price per share is $50.60, which is equal to the market price of Helios stock on the grant date. The options vest after achievement of defined stock prices and after the required service periods, which range from one to two years. These options have a 10-year expiration. The grant date fair value of the options totaled $2.3 and was estimated using a Monte Carlo simulation.

The Company has also granted stock options with only time-based vesting conditions to its officers. As of December 31, 2022, there were 13,222 unvested options and 11,011 vested unexercised options. The exercise prices per share, which range from $35.04 to $55.03, are equal to the market price of Helios stock on the respective grant dates. The options vest ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model.

At December 31, 2022, the Company had $1.9 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 0.9 years.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which U.S. employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom (“U.K.”), under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan.

Employees purchased 38,392 shares at a weighted average price of $51.54, and 29,420 shares at a weighted average price of $60.71, under the ESPP and U.K. plan during the years ended December 31, 2022 and January 1, 2022, respectively. The Company recognized $0.4, $0.7 and $0.4 of compensation expense during the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. At December 31, 2022, 343,818 shares remained available to be issued through the ESPP and the U.K. plan.

14. EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all of its eligible U.S. employees. Employer contribution costs recognized under the retirement plan amounted to approximately $3.1, $3.0 and $2.4 during 2022, 2021 and 2020, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll statutes. These benefits amounted to approximately $3.3, $3.4 and $3.6 during 2022, 2021 and 2020, respectively.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 28, 2019	$(5.4)	$(50.0)	$(55.4)
Other comprehensive income before reclassifications	1.0	27.3	28.3
Amounts reclassified from accumulated other comprehensive loss, net of tax	(2.8)	—	(2.8)
Tax effect	1.3	(5.7)	(4.4)
Net current period other comprehensive (loss) income	(0.5)	21.6	21.1
Balance at January 2, 2021	$(5.9)	$(28.4)	$(34.3)
Other comprehensive income (loss) before reclassifications	9.2	(24.5)	(15.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(3.3)	—	(3.3)
Tax effect	(1.4)	5.3	3.9
Net current period other comprehensive income (loss)	4.5	(19.2)	(14.7)
Balance at January 1, 2022	$(1.4)	$(47.6)	$(49.0)
Other comprehensive income (loss) before reclassifications	13.0	(25.4)	(12.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(0.2)	—	(0.2)
Tax effect	(2.9)	5.1	2.2
Net current period other comprehensive income (loss)	9.9	(20.3)	(10.4)
Balance at December 31, 2022	$8.5	$(67.9)	$(59.4)

The following table presents reclassifications out of accumulated other comprehensive loss:

Details about Accumulated Other	Affected Line Item in the Consolidated	For the year Ended
Comprehensive Income Components	Statements of Operations	December 31, 2022	January 1, 2022	January 2, 2021
Derivative financial instruments
Interest rate swaps	Interest expense, net	$(0.2)	$(4.2)	$(3.7)
	Tax benefit	—	0.9	0.9
	Net of tax	$(0.2)	$(3.3)	$(2.8)

Total reclassifications for the period		$(0.2)	$(3.3)	$(2.8)

16. SEGMENT REPORTING

The Company has two reportable segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served and the methods of distribution and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision maker.

The Hydraulics segment provides the global capital goods industries with hydraulic components and systems used to transmit power and control force, speed and motion. There are three key technologies within the Hydraulics segment: cartridge valve technology (CVT), quick-release hydraulic coupling solutions (QRC) and hydraulic system solutions (Systems), which often incorporate manifold solutions with CVT and QRC technologies. CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Systems provide engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment.

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the year ended December 31, 2022, these unallocated costs totaled $37.9 and include certain corporate costs not deemed to be allocable to either business segment of $0.3, amortization of acquisition-related intangible assets of $28.1 and other acquisition and integration related costs of $9.5. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated Financial Statements.

The following table presents financial information by reportable segment for the last three fiscal years:

	2022	2021	2020
Net sales:
Hydraulics	$551.3	$516.4	$407.2
Electronics	334.1	352.7	115.8
Total	$885.4	$869.2	$523.0
Operating income:
Hydraulics	$122.7	$119.8	$82.0
Electronics	52.5	71.7	19.4
Corporate and other	(37.9)	(42.2)	(66.0)
Total	$137.3	$149.3	$35.4
Capital expenditures:
Hydraulics	$21.5	$17.5	$11.7
Electronics	10.4	9.3	2.9
Total	$31.9	$26.8	$14.6
Total assets:
Hydraulics	$874.8	$821.8	$765.2
Electronics	567.1	585.7	523.5
Corporate	21.8	7.8	8.3
Total	$1,463.7	$1,415.3	$1,297.0

Geographic Region Information:

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude ROU assets. The following table presents financial information by region for the last three fiscal years:

	2022	2021	2020
Net sales
Americas	$470.4	$425.5	$224.5
EMEA	223.6	222.0	142.1
APAC	191.4	221.7	156.4
Total	$885.4	$869.2	$523.0

Tangible long-lived assets
Americas	$105.7	$97.6	$96.8
EMEA	33.1	35.8	31.1
APAC	17.7	18.0	18.7
Total	$156.5	$151.4	$146.6

17. RELATED PARTY TRANSACTIONS

The Company purchases from, and sells inventory to, entities partially owned or managed by directors of Helios. For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, inventory sales to the entities totaled $3.1, $3.4 and $3.5, respectively, and inventory purchases from the entities totaled $0.0, $3.2 and $4.3, respectively.

At December 31, 2022 and January 1, 2022, total amounts due from the entities totaled $0.4 and $0.3, respectively.

In March 2022, the Company completed a sale of real estate to one of its executive officers for $1.9, which sale price was based on the valuation from an independent third-party appraisal. Concurrent with the sale, the Company also purchased real estate from the executive officer for $1.0, which purchase price reflected a below market valuation based on the original cost of the property to the executive officer, plus the cost of improvements funded by the executive officer.

18. COMMITMENTS AND CONTINGENCIES

Building Purchase Commitment

The Company has entered into a lease to buy agreement for the purchase of a building for €26.7. The agreement includes an option to purchase during the lease period with a commitment to purchase at the end of the 6-year lease period. The purchase price will be reduced by 60% of the lease payments made prior to purchase.

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

Letters of Credit

In the ordinary course of business, the Company is at times required to post letters of credit. The letters of credit are issued by financial institutions to guarantee our obligations to various parties. The Company was contingently liable for $1.6 of standby letters of credit with financial institutions as of December 31, 2022.

19. SUBSEQUENT EVENTS

In January 2023, the Company completed the acquisition of Schultes Precision Manufacturing, Inc. (“Schultes”), an Illinois corporation. The acquisition was completed pursuant to a Stock Purchase Agreement (“Agreement”) among the Company and the owners of Schultes.

Schultes is a highly trusted specialist in manufacturing precision machined components and assemblies for customers requiring very tight tolerances, superior quality and exceptional value-added manufacturing processes. Currently serving the hydraulic, aerospace, communication, food services, medical device and dental industries, Schultes brings the manufacturing quality, reliability and responsiveness critical to its customers’ success.

Initial cash consideration paid at closing, net of cash acquired, totaled $85.0. Total consideration for the acquisition is subject to a post-closing adjustment in accordance with the terms of the Agreement. The consideration was funded with borrowings on the Company’s credit facility. The Company determined the acquisition of Schultes was not a significant acquisition under Rule 3-05 of Regulation S-X.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. This report appears on page 48.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICITIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2023 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2023 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Delinquent Section 16(a) Reports

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2023 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2023 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2023 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Independence and Committees of the Board of Directors” in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

10.6+	Form of Restricted Stock Unit Grant Agreement (previously filed as Exhibit 10.4+ to the Company’s Form 8-K filed on June 18, 2019, and incorporated herein by reference).

10.7+

Helios Technologies, Inc. 2022 Non-Employee Director Compensation Policy (previously filed as Exhibit 10.12+ to the Company’s Report on Form 10-K filed on March 1, 2022, and incorporated herein by reference).

10.8+

Sun Hydraulics Limited Share Incentive Plan (previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on March 27, 2009 (File Number 333158245), and incorporated herein by reference).

10.9+	Form of Executive Officer Continuity Agreement (previously filed as Exhibit 10.3+ to the Company’s Form 8-K filed on June 18, 2019, and incorporated herein by reference).

10.10+	Form of Executive Officer Severance Agreement (previously filed as Exhibit 10.2+ to the Company’s Form 8-K filed on June 18, 2019, and incorporated herein by reference).

10.11+

Amended and Restated Executive Officer Severance Agreement between Josef Matosevic and Helios Technologies, Inc., dated as of June 4, 2021 (previously filed as Exhibit 10.4+ to the Company’s Form 8-K filed on June 7, 2021 and incorporated herein by reference).

10.12

Revolving Credit Facility Credit Agreement, dated July 29, 2016, between Sun Hydraulics Corporation and PNC Capital Markets LLC, SunTrust Robinson Humphrey, Inc. and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 99.1 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.13	Pledge Agreement dated July 29, 2016 (previously filed as Exhibit 99.2 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.14	Revolving Credit Note dated July 29, 2016 (previously filed as Exhibit 99.3 to the Company’s Report on Form 8-K filed on August 3, 2016, and incorporated herein by reference).

10.15

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

10.16

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

10.17

Second Amendment to Second Amended and Restated Credit Agreement among Helios Technologies, Inc. as Borrower, the Guarantor parties thereto, the financial institutions party thereto from time to time as lenders, and PNC Bank, National Association, as Administrative Agent, dated November 19, 2021 (previously filed as Exhibit 10.23+ to the Company’s Report on Form 10-K filed on March 1, 2022, and incorporated herein by reference).*

10.18

Third Amendment to Second Amended and Restated Credit Agreement among Helios Technologies, Inc. as Borrower, the Guarantor parties thereto, the financial institutions party thereto from time to time as lenders, and PNC Bank, National Association, as Administrative Agent, dated July 29, 2022 (previously filed as Exhibit 10.3 to the Company’s Report on Form 10-Q filed on November 8, 2022, and incorporated herein by reference).

10.19+

Employment Agreement between Matteo Arduini and Helios Technologies, Inc., dated December 20, 2018, as amended on February 28, 2020 and December 16, 2020 (previously filed as Exhibit 10.22+ to the Company's Report on Form 10-K filed on March 2, 2021, and incorporated herein by reference).

10.20+	Helios Technologies 2020 Executive Compensation Policy (previously filed as Exhibit 10.1+ to the Company’s Form 8-K filed on March 3, 2020, and incorporated herein by reference).

10.21+	Form of Restricted Stock Unit and Stock Option Agreement (previously filed as Exhibit 10.2+ to the Company’s Form 8-K filed on March 3, 2020, and incorporated herein by reference).

10.22+	Form of Special Retention Restricted Stock Unit Agreement (previously filed as Exhibit 10.1+ to the Company’s Form 8-K filed on April 28, 2020, and incorporated herein by reference).

10.23+

Separation Agreement between Jinger McPeak and Helios Technologies Inc., dated April 30, 2021 (previously filed as Exhibit 10.1+ to the Company’s Form 10-Q filed on August 10, 2021, and incorporated herein by reference).

10.24+

Separation Agreement between Melanie Nealis and Helios Technologies, Inc., dated January 3, 2022 (previously filed as Exhibit 10.29+ to the Company’s Report on Form 10-K filed on March 1, 2022, and incorporated herein by reference).

10.25+

Advisory Services Agreement between Melanie Nealis and Helios Technologies, Inc., dated February 25, 2022 (previously filed as Exhibit 10.30+ to the Company’s Report on Form 10-K filed on March 1, 2022, and incorporated herein by reference).

10.26+

Form of Performance Stock Option Agreement for Helios employees (previously filed as Exhibit 10.1+ to the Company’s Report on Form 10-Q filed on November 8, 2022, and incorporated herein by reference).

10.27+

Form of Performance Stock Option Agreement for business unit officers (previously filed as Exhibit 10.2+ to the Company’s Report on Form 10-Q filed on November 8, 2022, and incorporated herein by reference).

14	Helios Code of Business Conduct and Ethics (previously filed as exhibit 14 to the Company's Report on Form 10-K filed on March 2, 2021, and incorporated herein by reference).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

+ Executive management contract or compensatory plan or arrangement.

* Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2023.

HELIOS TECHNOLOGIES, INC.

By:	/s/ Josef Matosevic
Josef Matosevic, President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Josef Matosevic	President, Chief Executive Officer and Director	February 28, 2023
Josef Matosevic

/s/ Tricia L. Fulton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023
Tricia L. Fulton

/s/ Philippe Lemaitre	Director, Chairman of the Board of Directors	February 28, 2023
Philippe Lemaitre

/s/ Laura Dempsey Brown	Director	February 28, 2023
Laura Dempsey Brown

/s/ Douglas M. Britt	Director	February 28, 2023
Douglas M. Britt