Form 10-Q
period 2023-04-01
HELIOS TECHNOLOGIES, INC.
filed 2023-05-09
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

The registrant had 32,645,046 shares of common stock, par value $.001, outstanding as of April 28, 2023.

Helios Technologies, Inc.

INDEX

For the quarter ended

April 1, 2023

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	April 1, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36.3	$43.7
Accounts receivable, net of allowance for credit losses of $1.6 and $1.5	139.5	125.1
Inventories, net	202.4	191.6
Income taxes receivable	8.7	10.2
Other current assets	21.7	17.9
Total current assets	408.6	388.5
Property, plant and equipment, net	202.6	175.7
Deferred income taxes	1.8	1.6
Goodwill	483.5	468.5
Other intangible assets, net	438.7	405.6
Other assets	21.6	23.8
Total assets	$1,556.8	$1,463.7
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$71.7	$73.7
Accrued compensation and benefits	19.5	21.1
Other accrued expenses and current liabilities	30.7	32.0
Current portion of long-term non-revolving debt, net	20.2	19.0
Dividends payable	3.0	2.9
Income taxes payable	7.9	3.6
Total current liabilities	153.0	152.3
Revolving line of credit	345.6	261.3
Long-term non-revolving debt, net	158.9	164.2
Deferred income taxes	61.0	61.0
Other noncurrent liabilities	29.7	30.0
Total liabilities	748.2	668.8
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100.0 shares authorized, 32.6 and 32.6 shares issued and outstanding	—	—
Capital in excess of par value	406.4	404.3
Retained earnings	460.9	450.0
Accumulated other comprehensive loss	(58.7)	(59.4)
Total shareholders' equity	808.6	794.9
Total liabilities and shareholders' equity	$1,556.8	$1,463.7

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

	Three Months Ended
	April 1, 2023	April 2, 2022
	(unaudited)	(unaudited)
Net sales	$213.2	$240.5
Cost of sales	142.2	156.9
Gross profit	71.0	83.6
Selling, engineering and administrative expenses	38.1	33.7
Amortization of intangible assets	8.1	7.0
Operating income	24.8	42.9
Interest expense, net	6.2	3.8
Foreign currency transaction loss (gain), net	0.4	(0.9)
Other non-operating expense, net	0.2	0.7
Income before income taxes	18.0	39.3
Income tax provision	4.1	8.8
Net income	$13.9	$30.5

Net income per share:
Basic	$0.43	$0.94
Diluted	$0.42	$0.94

Weighted average shares outstanding:
Basic	32.6	32.4
Diluted	32.7	32.5

Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

	Three Months Ended
	April 1, 2023	April 2, 2022
	(unaudited)	(unaudited)
Net income	$13.9	$30.5
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	3.1	(7.7)
Unrealized (loss) gain on interest rate swaps, net of tax	(2.4)	5.6
Total other comprehensive income (loss)	0.7	(2.1)
Comprehensive income	$14.6	$28.4

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at December 31, 2022	—	$—	32.6	$—	$404.3	$450.0	$(59.4)	$794.9
Shares issued, ESPP					0.5			0.5
Stock-based compensation					3.4			3.4
Cancellation of shares for payment of employee tax withholding					(1.8)			(1.8)
Dividends declared						(3.0)		(3.0)
Net income						13.9		13.9
Other comprehensive income							0.7	0.7
Balance at April 1, 2023	—	$—	32.6	$—	$406.4	$460.9	$(58.7)	$808.6

Balance at January 1, 2022	—	$—	32.4	$—	$394.6	$363.3	$(49.0)	$709.0
Shares issued, restricted stock			0.1		0.1			0.1
Shares issued, ESPP					0.5			0.5
Stock-based compensation					2.5			2.5
Cancellation of shares for payment of employee tax withholding					(1.9)			(1.9)
Dividends declared						(2.9)		(2.9)
Net income						30.5		30.5
Other comprehensive loss							(2.1)	(2.1)
Balance at April 2, 2022	—	$—	32.5	$—	$395.8	$390.9	$(51.1)	$735.7

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended
	April 1, 2023	April 2, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$13.9	$30.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.2	12.6
Stock-based compensation expense	3.4	2.5
Amortization of debt issuance costs	0.1	0.1
Benefit for deferred income taxes	(1.1)	(1.1)
Forward contract losses (gains), net	0.3	(1.6)
Other, net	0.1	0.7
(Increase) decrease in, net of acquisitions:
Accounts receivable	(9.5)	(17.4)
Inventories	(6.5)	(15.5)
Income taxes receivable	1.6	0.9
Other current assets	(4.1)	(2.4)
Other assets	2.4	2.2
Increase (decrease) in, net of acquisitions:
Accounts payable	(3.1)	4.1
Accrued expenses and other liabilities	(3.4)	(8.0)
Income taxes payable	4.3	8.2
Other noncurrent liabilities	(1.3)	(1.1)
Net cash provided by operating activities	12.3	14.7
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(84.7)	1.3
Capital expenditures	(9.1)	(5.6)
Proceeds from dispositions of property, plant and equipment	—	1.8
Cash settlement of forward contracts	0.3	0.7
Software development costs	(1.1)	(0.9)
Net cash used in investing activities	(94.6)	(2.7)
Cash flows from financing activities:
Borrowings on revolving credit facilities	95.0	23.5
Repayment of borrowings on revolving credit facilities	(12.5)	(23.6)
Repayment of borrowings on long-term non-revolving debt	(4.1)	(4.2)
Proceeds from stock issued	0.5	0.6
Dividends to shareholders	(3.0)	(2.9)
Payment of employee tax withholding on equity award vestings	(1.8)	(1.9)
Other financing activities	(0.3)	(0.3)
Net cash provided by (used in) financing activities	73.8	(8.8)
Effect of exchange rate changes on cash and cash equivalents	1.1	1.3
Net (decrease) increase in cash and cash equivalents	(7.4)	4.5
Cash and cash equivalents, beginning of period	43.7	28.6
Cash and cash equivalents, end of period	$36.3	$33.1

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

The Company operates in two business segments: Hydraulics and Electronics. There are three key technologies within the Hydraulics segment: cartridge valve technology (“CVT”), quick-release hydraulic coupling solutions (“QRC”) and hydraulic system solutions (“Systems”), which often incorporate manifold solutions with CVT and QRC technologies. CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Systems provide engineered solutions for machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment. The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment, specialty vehicles, therapy baths and traditional and swim spas. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware and sustaining engineering teams.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on February 28, 2023. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the three months ended April 1, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2023.

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

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended
	April 1, 2023	April 2, 2022
Net income	$13.9	$30.5

Weighted average shares outstanding - Basic	32.6	32.4
Net effect of dilutive securities - Stock based compensation	0.1	0.1
Weighted average shares outstanding - Diluted	32.7	32.5

Net income per share:
Basic	$0.43	$0.94
Diluted	$0.42	$0.94

Recently Adopted Accounting Standards

In March 2020, and clarified through December 2022, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The guidance was effective immediately upon issuance in March 2020 and cannot be applied subsequent to December 31, 2024, except for certain optional expedients. The Company adopted the standard for the fiscal year beginning January 1, 2023. In March 2023, the Company executed an amendment to the term loan and revolving credit facility to modify and replace reference to the London Interbank Offered Rate ("LIBOR"). Additionally in March 2023, the company executed an amendment to the interest rate swap agreements to modify and replace reference to LIBOR. The company applied the accounting relief in accordance with ASC 848 as the relevant contract and hedge accounting relationship modifications were executed. The adoption of this standard did not have a material impact on our accounting policies or consolidated financial statements.

3. BUSINESS ACQUISITION

Acquisition of Schultes

On January 27, 2023, the Company completed the acquisition of Schultes Precision Manufacturing, Inc. ("Schultes"), an Illinois corporation. The acquisition was completed pursuant to a Stock Purchase Agreement ("Agreement") among the Company and the owners of Schultes.

Schultes is a highly trusted specialist in manufacturing precision machined components and assemblies for customers requiring very tight tolerances, superior quality and exceptional value-added manufacturing processes. Currently serving the hydraulic, aerospace, communication, food services, medical device and dental industries, Schultes brings the manufacturing quality, reliability and responsiveness critical to its customers’ success. The results of Schultes' operations are reported in the Company’s Hydraulics segment and have been included in the Consolidated, Unaudited Financial Statements since the date of acquisition.

Initial cash consideration paid at closing, net of cash acquired, totaled $84.7. Total consideration for the acquisition is subject to a post-closing adjustment in accordance with the terms of the Agreement. Cash consideration paid at closing was funded with additional borrowings on the Company’s credit facility.

The Company recorded $11.8 of goodwill, $38.8 of other identifiable intangible assets, $26.2 of property, plant and equipment and $7.9 of other net assets in connection with the acquisition. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identified intangibles assets acquired was based on estimates and assumptions made by management at the time of acquisition. As additional information becomes available, as of the acquisition date, management will finalize its analysis of the estimated fair value. The purchase price allocation is preliminary, pending post-closing adjustments, final intangibles valuation and tax related adjustments, and may be revised during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes to the fair values of the tangible and intangible assets acquired and liabilities assumed could be material.

Certain disclosures have not been presented as the effect of the acquisition was not material to the Company's financial results.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at April 1, 2023 and December 31, 2022.

	April 1, 2023
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$8.8	$—	$8.8	$—
Forward foreign exchange contracts	0.6	—	0.6	—
Total	$9.4	$—	$9.4	$—
Liabilities
Interest rate swap contracts	$0.8	$—	$0.8	$—
Forward foreign exchange contracts	0.3	—	0.3	—
Contingent consideration	6.9	—	—	6.9
Total	$8.0	$—	$1.1	$6.9

	December 31, 2022
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$11.1	$—	$11.1	$—
Forward foreign exchange contracts	1.0	—	1.0	—
Total	$12.1	$—	$12.1	$—
Liabilities
Forward foreign exchange contracts	$0.3	$—	$0.3	$—
Contingent consideration	6.7	—	—	6.7
Total	$7.0	$—	$0.3	$6.7

A summary of the changes in the estimated fair value of contingent consideration at April 1, 2023 is as follows:

Balance at December 31, 2022	$6.7
Change in estimated fair value	0.1
Accretion in value	0.1
Balance at April 1, 2023	$6.9

5. INVENTORIES, NET

At April 1, 2023 and December 31, 2022, inventory consisted of the following:

	April 1, 2023	December 31, 2022
Raw materials	$115.3	$119.2
Work in process	54.4	41.6
Finished goods	43.0	40.8
Provision for obsolete and slow-moving inventory	(10.3)	(10.0)
Total	$202.4	$191.6

6. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the three months ended April 1, 2023 and April 2, 2022, operating lease costs totaled $1.7 and $1.7, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	April 1, 2023	December 31, 2022
Right-of-use assets	$17.9	$19.2
Lease liabilities:
Current lease liabilities	$5.4	$5.8
Non-current lease liabilities	13.5	14.5
Total lease liabilities	$18.9	$20.3

Weighted average remaining lease term (in years):	4.5
Weighted average discount rate:	4.6%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.7	$1.8
Non-cash impact of new leases and lease modifications	$0.1	$0.1

Maturities of lease liabilities are as follows:

2023 Remaining	$5.3
2024	4.5
2025	4.1
2026	3.4
2027	1.4
2028	0.9
Thereafter	1.9
Total lease payments	21.5
Less: Imputed interest	(2.6)
Total lease obligations	18.9
Less: Current lease liabilities	(5.4)
Non-current lease liabilities	$13.5

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the three months ended April 1, 2023, is as follows:

	Hydraulics	Electronics	Total
Balance at December 31, 2022	$282.5	$186.0	$468.5
Acquisition of Schultes	11.8	—	11.8
Currency translation	3.2	—	3.2
Balance at April 1, 2023	$297.5	$186.0	$483.5

Acquired Intangible Assets

At April 1, 2023 and December 31, 2022, acquired intangible assets consisted of the following:

	April 1, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$94.1	$(19.9)	$74.2	$87.5	$(18.5)	$69.0
Non-compete agreements	2.1	(0.8)	1.3	2.1	(0.7)	1.4
Technology	51.0	(22.7)	28.3	50.8	(21.3)	29.5
Supply agreement	21.0	(13.3)	7.7	21.0	(12.8)	8.2
Customer relationships	383.7	(60.7)	323.0	349.4	(56.1)	293.3
Sales order backlog	1.4	(0.8)	0.6	0.7	(0.4)	0.3
Workforce	6.1	(2.5)	3.6	6.1	(2.2)	3.9
	$559.4	$(120.7)	$438.7	$517.6	$(112.0)	$405.6

Amortization expense on acquired intangible assets for the three months ended April 1, 2023 and April 2, 2022, was $8.1 and $7.0, respectively. Future estimated amortization expense is presented below.

Year:
2023 Remaining	$24.7
2024	31.3
2025	31.1
2026	29.4
2027	26.1
2028	25.7
Thereafter	270.4
Total	$438.7

8. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	April 1, 2023	December 31, 2022	Location	April 1, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$8.8	$11.1	Other non-current liabilities	$0.8	$—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	0.5	1.0	Other current liabilities	0.3	—
Forward foreign exchange contracts	Other assets	0.1	—	Other non-current liabilities	—	0.3
Total derivatives		$9.4	$12.1		$1.1	$0.3

(1) See Note 4 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the three months ended April 1, 2023 and April 2, 2022, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	April 1, 2023	April 2, 2022	into Earnings (Effective Portion)	April 1, 2023	April 2, 2022
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(3.1)	$7.4	Interest expense, net	$1.8	$(1.1)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $6.2 and $3.8 for the three months ended April 1, 2023 and April 2, 2022, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	April 1, 2023	April 2, 2022	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$(0.3)	$1.6	Foreign currency transaction gain / loss, net

Interest Rate Swap Contracts

The Company has entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with the transactions, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments. The interest rate swaps are designated as hedging instruments and are accounted for as cash flow hedges. The aggregate notional amount of the swaps was $345.0 as of April 1, 2023. The notional amount decreases periodically through the dates of expiration in April 2023, October 2025 and April 2028. The contracts are settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At April 1, 2023, the Company had five forward foreign exchange contracts with an aggregate notional value of €16.5, maturing at various dates through June 2024.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $97.6 as of April 1, 2023 and is included in the Revolving line of credit line item in the Consolidated Balance Sheets. The loss on the net investment hedge recorded in accumulated other comprehensive income as part of the currency translation adjustment was $1.0, net of tax, for the three months ended April 1, 2023.

9. CREDIT FACILITIES

Total non-revolving debt consists of the following:

	Maturity Date	April 1, 2023	December 31, 2022
Long-term non-revolving debt:
Term loan with PNC Bank	Oct 2025	$171.2	$175.0
Term loans with Citibank	Various	8.2	8.6
Total non-revolving debt		179.4	183.6
Less: current portion of long-term non-revolving debt		20.2	19.0
Less: unamortized debt issuance costs		0.3	0.4
Total long-term non-revolving debt, net		$158.9	$164.2

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	April 1, 2023	December 31, 2022	April 1, 2023	December 31, 2022
Revolving line of credit with PNC Bank	Oct 2025	$345.6	$261.3	$53.1	$138.1
Revolving line of credit with Citibank	May 2023	1.1	1.6	1.2	0.7

Future maturities of total debt are as follows:

Year:
2023 Remaining	$16.1
2024	24.5
2025	485.5
Total	$526.1

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

The effective interest rate on the credit agreement at April 1, 2023 was 6.5%. Interest expense recognized on the credit agreement during the three months ended April 1, 2023 and April 2, 2022, totaled $7.9 and $2.6, respectively. As of April 1, 2023, the Company was in compliance with all debt covenants related to the credit agreement.

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

Under the Working Capital Facility, the Company may, from time-to-time, borrow amounts on an unsecured revolving facility up to a total of RMB 16.0. Proceeds may only be used for expenditures related to production at the Company’s facility located in Kunshan City, China. Outstanding borrowings under the Working Capital Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 0.5%. All outstanding balances will be due in May 2023.

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

As of April 1, 2023, the Company was in compliance with all debt covenants related to the Fixed Asset Facility, Working Capital Facility and Term Loan Facilities.

10. INCOME TAXES

The provision for income taxes for the three months ended April 1, 2023 and April 2, 2022 was 22.8% and 22.4% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products. The change in the comparable prior-year quarter is primarily due to an overall decrease in discrete tax benefits.

At April 1, 2023, the Company had an unrecognized tax benefit of $8.4 including accrued interest. If recognized, $2.7 of unrecognized tax benefit would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of April 1, 2023 is not considered material to the Company’s Consolidated, Unaudited Financial Statements.

The Company is currently under state audit and remains subject to income tax examinations in various state and foreign jurisdictions for tax years 2017-2021. The Company believes it has adequately reserved for income taxes that could result from any audit adjustments.

11. STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2019 Equity Incentive Plan ("2019 Plan") provides for the grant of shares of restricted stock, restricted stock units, stock options, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. Compensation expense recognized for RSUs granted to employees totaled $2.3 and $2.3, respectively, for the three months ended April 1, 2023 and April 2, 2022.

The Helios Technologies, Inc. Non-Employee Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2019 Plan, which vest over a one-year period. Directors were granted 3,939 and 3,799 RSUs during the three months ended April 1, 2023 and April 2, 2022, respectively. The Company recognized director stock compensation expense on the RSUs of $0.4 and $0.0 for the three months ended April 1, 2023 and April 2, 2022, respectively.

The following table summarizes RSU activity for the three months ended April 1, 2023:

		Weighted Average
	Number of Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at December 31, 2022	217	$66.98
Granted	202	56.26
Vested	(72)	54.48
Forfeited	(17)	63.18
Nonvested balance at April 1, 2023 (1)	330	$63.35

(1) Includes 144,574 nonvested performance-based RSUs.

The Company had $15.6 of total unrecognized compensation cost related to the RSU awards as of April 1, 2023. That cost is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

The Company has granted stock options with market-based exercise conditions to its officers. As of April 1, 2023, there were 78,500 unvested options and no vested unexercised options. The exercise price per share is $50.60, which is equal to the market price of Helios stock on the grant date. The options vest after achievement of defined stock prices and after the required service periods, which range from one to two years. These options have a 10-year expiration. The grant date fair value of the options was estimated using a Monte Carlo simulation.

The Company has also granted stock options with only time-based vesting conditions to its officers. As of April 1, 2023, there were 6,708 unvested options and 17,525 vested unexercised options. The exercise prices per share, which range from $35.04 to $55.03, are equal to the market price of Helios stock on the respective grant dates. The options vest ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model.

At April 1, 2023, the Company had $1.2 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 0.6 years. The Company recognized expense on the stock options of $0.5 and $0.1 for the three months ended April 1, 2023 and April 2, 2022, respectively.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which U.S. employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom (“UK”), under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. Employees purchased 11,437 shares at a weighted average price of $46.31, and 7,734 shares at a weighted average price of $68.48, under the ESPP and UK plans during the three months ended April 1, 2023 and April 2, 2022, respectively. The Company recognized $0.2 and $0.1 of compensation expense during the three months ended April 1, 2023 and April 2, 2022, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 31, 2022	$8.5	$(67.9)	$(59.4)
Other comprehensive (loss) income before reclassifications	(4.5)	4.3	(0.2)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1.4	—	1.4
Tax effect	0.7	(1.2)	(0.5)
Net current period other comprehensive (loss) income	(2.4)	3.1	0.7
Balance at April 1, 2023	$6.1	$(64.8)	$(58.7)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 1, 2022	$(1.3)	$(47.7)	$(49.0)
Other comprehensive income (loss) before reclassifications	8.2	(10.0)	(1.8)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(0.8)	—	(0.8)
Tax effect	(1.8)	2.3	0.5
Net current period other comprehensive income (loss)	5.6	(7.7)	(2.1)
Balance at April 2, 2022	$4.3	$(55.4)	$(51.1)

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the three months ended April 1, 2023, the unallocated costs totaled $10.7 and included certain corporate costs not deemed to be allocable to either business segment of $0.8, amortization of acquisition-related intangible assets of $8.1 and other acquisition and integration-related costs of $1.8. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

The following table presents financial information by reportable segment:

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales
Hydraulics	$147.7	$137.1
Electronics	65.5	103.4
Total	$213.2	$240.5
Operating income
Hydraulics	$28.0	$31.6
Electronics	7.5	20.5
Corporate and other	(10.7)	(9.2)
Total	$24.8	$42.9
Capital expenditures
Hydraulics	$6.9	$3.0
Electronics	2.2	2.6
Total	$9.1	$5.6

	April 1, 2023	December 31, 2022
Total assets
Hydraulics	$976.0	$874.8
Electronics	565.5	567.1
Corporate	15.3	21.8
Total	$1,556.8	$1,463.7

Geographic Region Information

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right-of-use assets. The following table presents financial information by region:

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales
Americas	$113.0	$120.8
EMEA	56.1	64.7
APAC	44.1	55.0
Total	$213.2	$240.5

	April 1, 2023	December 31, 2022
Tangible long-lived assets
Americas	$133.3	$105.7
EMEA	32.8	33.1
APAC	18.6	17.7
Total	$184.7	$156.5

14. RELATED PARTY TRANSACTIONS

The Company sells inventory to an entity managed by a director of Helios. For the three months ended April 1, 2023 and April 2, 2022, sales to the entity totaled $0.7 and $0.8, respectively. At April 1, 2023 and December 31, 2022, amounts due from the entity totaled $0.4 and $0.4, respectively.

15. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

16. SUBSEQUENT EVENTS

In May 2023, the Company signed a Membership Interest Purchase Agreement (“Purchase Agreement”) to acquire i3 Product Development, Inc. (“i3”), a Wisconsin corporation. The transaction is expected to close in the second quarter of 2023, subject to customary closing conditions.

i3 is a custom engineering services firm, with over 55 engineers, embodying expertise in electronics, mechanical, industrial, embedded and software engineering. Their solutions are used across many sectors, including medical, off-highway, recreational and commercial marine, power sports, health and wellness, agriculture, consumer goods, industrial, sports and fitness. Additionally, they specialize in working to transform customers' ideas into industrial design solutions through rapid prototyping and creating 3D models in-house.

The Company will fund the acquisition through a combination of cash and equity. Initial consideration to be paid at closing is $45.2, plus customary adjustments to the purchase price as agreed to by the parties. Total consideration for the acquisition will be subject to a post-closing adjustment in accordance with the terms of the Purchase Agreement. Cash consideration is expected to be funded with borrowings on the Company’s credit facility. The Company determined this acquisition was not a significant acquisition under Rule 3-05 of Regulation S-X.

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

We operate under two business segments: Hydraulics and Electronics. The Hydraulics segment designs and manufactures hydraulic cartridge valves, manifolds, hydraulic quick release couplings, machined components and assemblies as well as engineers hydraulic solutions and in some cases complete systems. Our Hydraulics segment includes products sold under the Sun Hydraulics, Faster, Custom Fluidpower, Seungwon, NEM, Taimi, Daman and Schultes brands. The Electronics segment designs and manufactures customized electronic controls systems and displays for a variety of end markets including industrial and mobile, recreational and health and wellness. The Electronics segment includes products sold under the Enovation Controls, Murphy, Zero Off, HCT, Balboa Water Group and Joyonway brands.

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

Recent Acquisitions

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

We recently announced our intent to acquire i3 Product Development (or “i3”.) i3 is a custom design and engineering services firm, with over 55 engineers with expertise in electronics, mechanical, industrial, embedded and software engineering. They will equip Helios with significant value-added professional services capabilities to provide customization to Helios platforms or develop greenfield solutions. They have also built and patented a remote support platform that provides customers in the field support for their IoT (Internet of Things) devices.

Restructuring Activities

We continued our restructuring activities within our Hydraulics segment related to the creation of our two new Regional Operational Centers of Excellence ("CoE"). Facility expansion is currently underway in Mishawaka, Indiana, the future Hydraulic Manifold Solutions CoE, to accept the manifold machining and integrated package assembly operations from Sun Hydraulics, the integrated package business from Faster Inc. and to allow for Daman’s core organic growth. The quick release coupling (QRC) manufacturing will then transfer from Maumee, OH to the cartridge valve technology location in Sarasota, FL to complete the Hydraulic Valve and Coupling Solutions CoE. The relocation of manufacturing operations is expected to be completed in the third quarter of 2023.

Manufacturing and Operating Strategy Activities

Over the last couple years, we have presented the major areas for integration as we transform from being a holding company into an operating company. We have developed the strategies and tactics and have several projects in various phases from ideation to execution. We started with the Electronics segment and then moved to the Hydraulics segment. We created manufacturing roadmaps with several programs, each of which might stretch over a couple of years, and are comprised of multiple projects that have clear structure and owners. Work is moving forward on multiple programs and projects simultaneously. This is a continuous improvement process that will drive efficiency and improvements across the business, and we are now doing this as an integrated operating company versus at the business unit level. Some of our recent notable activities include: the creation of our new Centers of Excellence, transferring some of the board assembly and wire harness production from our Tulsa location to our facility in Tijuana, adding capacity at our plants in both India and Tijuana and constructing an automated warehouse for our Faster Italy location which also frees up space for additional production capacity.

Global Economic Conditions

We continue to navigate through challenges and disruptions created by the Russia-Ukraine war and the ongoing impacts of the COVID-19 pandemic that have created economic uncertainty, market disruption, supply constraints and inflation. We have been mitigating some of the inflation effects through pricing efforts and cost savings measures. We continue to face constraints related to sourcing certain electronic and other components, which originated from the high demand for these products caused by the pandemic. We are mitigating some of the impact with our procurement efforts, production schedule adjustments and product redesigns.

Demand in the health and wellness market was favorably impacted by the pandemic in 2020 and 2021, as consumers invested in leisure products and activities. However, during 2022, we experienced a sharp decline in sales in this end market as demand declined and inventory levels in the channel increased. The trend continued in the first quarter of 2023, although we have seen a small positive trend in order rates for spa and bath products recently.

Refer to Item 1A "Risk Factors" of our Form 10-K for additional discussion of risks related to global economic conditions.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products increased 17% during the first three months of 2023, after increasing 20% during 2022. In Europe, the CEMA Business Barometer reported in April that the general business climate index for the European agricultural machinery industry remains at a good level but has declined in the past few months driven by a less favorable evaluation of the current business situation and a downgrade of future expectations. Easing on the supply side has been seen but uncertainties are increasing with regard to the market side and confidence levels are declining accordingly. The CECE (Committee for European Construction Equipment) business climate index stayed in high levels throughout the first quarter of the year despite the challenging economic and geopolitical environment. They reported incoming orders have calmed down slightly and industry order backlog and production capacity utilization are getting closer to normal levels.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports first quarter 2023 sales of semiconductors and other electronics components declined to the lowest level since the third quarter of 2020. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments were up 11.6% in March 2023 compared with the same month last year but PCB bookings were down 10.5% in March compared to the same month last year. Further noted was that order flow is holding steady but at lower levels than a year ago. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments were down 3.1% in March 2023 compared with the same month last year and EMS bookings in March were down 7.1% compared with the same month last year. Further noted was that EMS shipments continue to show strength as supply chain challenges dissipate but order flow remains weak.

2023 First Quarter Results and Comparison of the Three Months Ended April 1, 2023 and April 2, 2022

(in millions except per share data)

	Three Months Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Net sales	$213.2	$240.5	$(27.3)	(11.4)%
Gross profit	$71.0	$83.6	$(12.6)	(15.1)%
Gross profit %	33.3%	34.8%
Operating income	$24.8	$42.9	$(18.1)	(42.2)%
Operating income %	11.6%	17.8%
Net income	$13.9	$30.5	$(16.6)	(54.4)%
Diluted net income per share	$0.42	$0.94	$(0.52)	(55.3)%

First quarter consolidated net sales declined $27.3 million, 11.4%, over the prior-year first quarter. We experienced organic net sales decline of $41.0 million, 17%, over the prior-year first quarter, which was offset partially by acquisition growth of $13.7 million. Discrete impacts to our first quarter organic sales compared to the prior-year quarter are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $3.5 million, 1.5%
•
Pricing changes - favorable by $6.4 million, 2.7%
•
Delayed sales due to supply chain constraints - unfavorable by an estimated $12.4 million

Organic sales were impacted by reduced demand for electronics products in our health and wellness end market, which declined sharply from the prior-year first quarter. Sales in this end market were previously strengthened by the pandemic as consumers invested in health and leisure products. Sales were down in all regions compared to the prior-year first quarter, with organic sales to the Americas region having the largest impact.

First quarter gross profit decreased $12.6 million, 15.1%, over the prior-year first quarter driven by lower volume as well as unfavorable foreign currency. Changes in foreign currency exchange rates compared to the first quarter of 2022 reduced gross profit by $0.9 million. Gross margin declined by 150 basis points compared with the prior-year first quarter, impacted most significantly by lower leverage of our fixed cost base on the reduced sales. Acquisitions unfavorably impacted gross margin due to their margin profile, which generally has higher cost of sales and lower selling, engineering and administrative expenses (“SEA”). Material costs as a percentage of sales were favorable compared to the first quarter of 2022 primarily from segment and product mix. Excluding pricing changes and acquisition-related sales, material costs as a percentage of sales decreased by 110 basis points compared to the prior-year first quarter.

In the first quarter of 2023, we incurred $1.2 million of costs related to our restructuring activities in the Hydraulics segment; $0.7 million of the costs are included in cost of goods sold and $0.5 million are reflected in SEA expenses. The restructuring costs are comprised of $0.6 million of labor costs, which are not expected to continue after completion of the projects, and $0.6 million of travel and other expenses associated with the manufacturing relocation.

Operating income as a percentage of sales decreased 6.2 percentage points to 11.6% in the first quarter of 2023 compared to the prior-year first quarter. The margin erosion was primarily caused by: gross margin level changes, restructuring costs that were $0.9 million higher than the prior-period quarter, amortization expense increase of $1.1 million from our 2022 and 2023 acquisitions, higher officer transition costs of $0.5 million, increased wages and benefit costs totaling $1.6 million for merit increases, market adjustments and new hires for investments primarily in engineering, sales and corporate activities and reduced leverage of our SEA level fixed cost base on the lower sales volume.

SEGMENT RESULTS

Hydraulics

The following table sets forth the results of operations for the Hydraulics segment (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Net sales	$147.7	$137.1	$10.6	7.7%
Gross profit	$50.0	$50.8	$(0.8)	(1.6)%
Gross profit %	33.9%	37.1%
Operating income	$28.0	$31.6	$(3.6)	(11.4)%
Operating income %	19.0%	23.1%

First quarter net sales for the Hydraulics segment increased by $10.6 million, 7.7%, compared with the prior-year first quarter. We experienced organic net sales decline of $3.1 million, 2.3%, over the prior-year first quarter and acquisition growth of $13.7 million. Discrete impacts to our first quarter organic sales compared to the prior-year quarter are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $3.3 million, 2.4%
•
Pricing changes - favorable by $5.4 million, 3.9%
•
Delayed sales due to supply chain constraints - unfavorable by an estimated $7.9 million

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Americas	$57.9	$43.1	$14.8	34.3%
EMEA	49.4	52.9	(3.5)	(6.6)%
APAC	40.4	41.1	(0.7)	(1.7)%
Total	$147.7	$137.1

Regional sales performance in the first quarter compared to the prior-year quarter was driven by:

Americas - pricing and our recent acquisitions contributed to a 34.3% increase in sales

EMEA - excluding unfavorable changes in foreign currency rates of $2.2 million, sales were down $1.3 million, 2.5%, primarily from softer demand in the region

APAC - excluding unfavorable changes in foreign currency rates of $1.1 million, sales improved $0.4 million, 1.0%, primarily from pricing

In the first quarter of 2023, gross profit decreased $0.8 million, 1.6%, compared with the same quarter of the prior year. Changes in foreign currency exchange rates compared to the first quarter of 2022 reduced gross profit by $0.8 million. Gross profit margin declined over the same period by 320 basis points to 33.9%, which is attributable to rising material and energy costs, for which margin was not fully recovered by pricing efforts, as well as the different margin profile of our recent acquisitions. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the first quarter by 230 basis points compared to the prior-year first quarter.

Restructuring costs totaled $1.2 million for the first quarter of 2023; $0.7 million of the costs are included in cost of goods sold and $0.5 million are reflected in SEA expenses.

SEA expenses increased $2.8 million, 14.6%, in the first quarter of 2023 compared with the prior-year quarter. Changes in foreign currency rates compared to the prior year reduced SEA costs by $0.5 million. SEA expenses increased from our acquisitions and higher operating costs for: restructuring activities of $0.2 million, travel and marketing of $0.4 million and benefit costs of $0.5 million. SEA as a percent of sales was 14.9%, an increase of 90 basis points compared to the 2022 first quarter.

Electronics

The following table sets forth the results of operations for the Electronics segment (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Net sales	$65.5	$103.4	$(37.9)	(36.7)%
Gross profit	$21.0	$32.8	$(11.8)	(36.0)%
Gross profit %	32.1%	31.7%
Operating income	$7.5	$20.5	$(13.0)	(63.4)%
Operating income %	11.5%	19.8%

First quarter net sales for the Electronics segment declined $37.9 million, 36.7%, compared with the prior-year first quarter. Discrete impacts to our first quarter sales compared to the prior-year quarter are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $0.2 million
•
Pricing changes - favorable by $1.0 million, 1.0%
•
Delayed sales due to supply chain constraints - unfavorable by an estimated $4.5 million

First quarter demand in our health and wellness end market declined sharply compared to the prior-year quarter, which was strengthened by the pandemic as consumers invested in health and leisure products. Inventory held by customers remained inflated in this end market, which further led to the decline. We have seen a small positive trend in order rates for spa and bath products over the past few months. We realized growth in our mobile and industrial machinery end markets compared to the first quarter of 2022.

The following table presents net sales based on the geographic region of the sale for the Electronics segment (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022	$ Change	% Change
Americas	$55.1	$77.7	$(22.6)	(29.1)%
EMEA	6.7	11.8	(5.1)	(43.2)%
APAC	3.7	13.9	(10.2)	(73.4)%
Total	$65.5	$103.4

Reduced demand in the health and wellness end market contributed the decline in sales in all regions in the first quarter compared to the prior-year quarter.

First quarter gross profit decreased $11.8 million, 36.0%, compared with the first quarter of the prior year due to the lower sales volume. Gross margin improved over the same period by 40 basis points to 32.1% as a favorable sales mix more than offset the reduced leverage of our fixed cost base on the lower sales and labor inefficiencies from decreased production. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, decreased in the first quarter by 430 basis points compared to the prior-year quarter due to the favorable sales mix.

SEA expenses increased by $1.2 million, 9.8%, in the first quarter of 2023, compared with the first quarter of 2022, primarily from wages and benefits for merit increases, market adjustments and new hires for investments in engineering, sales and corporate activities. SEA costs as a percentage of sales increased to 20.6%, in the first quarter of 2023 compared with 11.9% in the prior-year first quarter further impacted by lost leverage of our fixed costs on the lower sales.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the first quarter of 2023, these costs totaled $10.7 million for: transition costs for one of our executive officers of $0.8 million, amortization of acquisition-related intangible assets of $8.1 million and $1.8 million related to our acquisition and integration activities.

Interest Expense, net

Net interest expense increased $2.4 million to $6.2 million in the first quarter of 2023 compared with $3.8 million in the prior-year first quarter. In addition to higher interest rates in the current quarter, average net debt balances increased with the acquisitions of Daman in September 2022 and Schultes in January 2023. Average net debt increased to $446.0 million during the first quarter of 2023 compared with $410.8 million during the first quarter of 2022.

Income Taxes

The provision for income taxes for the first quarter of 2023 was 22.8% of pretax income compared to 22.4% for the prior-year first quarter. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

On August 16, 2022, the Inflation Reduction Act was enacted into law, and includes, among other things, a new 15% minimum tax and 1% excise tax on stock repurchases after December 31, 2022. These tax law changes have no immediate material effect and are not expected to have a material impact on our future financial results, we will continue to evaluate its impact as further information becomes available.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital are cash generated from operations and borrowings on our credit facilities to fund acquisitions. During the first three months of 2023, cash provided by operating activities totaled $12.3 million. At the end of the first quarter, we had $36.3 million of available cash and cash equivalents on hand and $54.3 million of available credit on our revolving credit facilities. We also have a $300.0 million accordion feature available on our credit facility, subject to certain pro forma compliance requirements, intended to support potential future acquisitions.

Our principal uses of cash are operating expenses, capital expenditures, servicing debt, acquisition-related payments and dividends to shareholders.

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

Cash Flows

The following table summarizes our cash flows for the periods (in millions):

	Three Months Ended
	April 1, 2023	April 2, 2022	$ Change
Net cash provided by operating activities	$12.3	$14.7	$(2.4)
Net cash used in investing activities	(94.6)	(2.7)	(91.9)
Net cash provided by (used in) financing activities	73.8	(8.8)	82.6
Effect of exchange rate changes on cash and cash equivalents	1.1	1.3	(0.2)
Net (decrease) increase in cash and cash equivalents	$(7.4)	$4.5	$(11.9)

Cash on hand decreased $7.4 million in the first quarter of 2023 to $36.3 million as of April 1, 2023. Changes in exchange rates during the three months ended April 1, 2023, favorably impacted cash and cash equivalents by $1.1 million. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Cash from operations declined by $2.4 million in the first quarter of 2023 compared to the prior-year first quarter. Current quarter cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) decreased by $11.8 million over the prior-year period. Changes in net operating assets and liabilities improved cash flow by $9.4 million, compared to the prior-year period, primarily from favorable cash flows from accounts receivable and inventories only partially offset by reductions in accounts payable. Investments in inventory reduced cash by $6.5 million and $15.5 million in the first quarter of 2023 and 2022, respectively. Days of inventory on hand increased to 126 days as of April 1, 2023, compared with 100 days as of April 2, 2022. The increase is due to the decline in sales to the health and wellness end market. We have higher inventory than needed for current sales levels to that end market. Changes in accounts receivable reduced cash by $9.5 million and $17.4 million in the first quarter of 2023 and 2022, respectively. Days sales outstanding increased slightly to 60 days as of April 1, 2023, compared to 57 days as of April 2, 2022, as our collection patterns remain fairly consistent with the prior period.

Investing activities

Cash used in investing activities totaled $94.6 million in the first quarter of 2023, compared to cash used of $2.7 million in the first quarter of the prior year. Cash paid, net of cash acquired, for our acquisition of Schultes in the first quarter of 2023 totaled $84.7 million.

Capital expenditures totaled $9.1 million for the first quarter of 2023, an increase of $3.5 million over the prior-year comparable period. Capital expenditures for 2023 are forecasted to be approximately 3%-5% of sales, for investments in machinery and equipment for capacity expansion projects, improvements to manufacturing technology and maintaining/replacing existing machine capabilities.

Financing activities

Net cash provided by financing activities totaled $73.8 million during the first quarter of 2023, compared with cash used of $8.8 million in the prior-year period. We borrowed $88.5 million on our credit facility to fund the acquisition of Schultes in January 2023. Excluding these acquisition related borrowings, repayments, net of borrowings, on our credit facilities totaled $10.1 million for the first quarter of 2023 compared to $4.3 million during the same period of 2022.

During the first quarter of 2023, we declared a quarterly cash dividend of $0.09 per share payable on January 20, 2023, to shareholders of record as of January 5, 2023. The declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the board of directors.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

Inflation

As more fully described in Item 2 above, we are experiencing supply shortages and increasing material costs. Continued increases in the global demand for the materials used in our products could result in significant increases in the costs of the components we purchase, and we may not be able to fully offset such higher costs through price increases. There is no assurance that our business will not be materially affected by inflation in the future.

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any changes made during the first three months of 2023, are disclosed in Note 2 to the Consolidated, Unaudited Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. There were no material changes during the three months ended April 1, 2023.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

10.1+	Separation Agreement between Jason Morgan and Helios Technologies, Inc., dated March 20, 2023 (filed herewith).

10.2

Fourth Amendment to Second Amended and Restated Credit Agreement among Helios Technologies, Inc. as Borrower, the Guarantor parties thereto, the financial institutions party thereto from time to time as lenders, and PNC Bank, National Association, as Administrative Agent, dated March 28, 2023 (filed herewith).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, has been formatted in Inline XBRL.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2023	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)