Form 10-Q
period 2023-07-01
HELIOS TECHNOLOGIES, INC.
filed 2023-08-08
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

The registrant had 33,034,889 shares of common stock, par value $.001, outstanding as of July 28, 2023.

Helios Technologies, Inc.

INDEX

For the quarter ended

July 1, 2023

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	July 1, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37.5	$43.7
Accounts receivable, net of allowance for credit losses of $2.0 and $1.5	140.1	125.1
Inventories, net	205.7	191.6
Income taxes receivable	7.3	10.2
Other current assets	22.4	17.9
Total current assets	413.0	388.5
Property, plant and equipment, net	217.9	175.7
Deferred income taxes	2.1	1.6
Goodwill	510.0	468.5
Other intangible assets, net	441.8	405.6
Other assets	25.9	23.8
Total assets	$1,610.7	$1,463.7
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$71.6	$73.7
Accrued compensation and benefits	21.8	21.1
Other accrued expenses and current liabilities	22.7	32.0
Current portion of long-term non-revolving debt, net	20.5	19.0
Dividends payable	3.0	2.9
Income taxes payable	6.4	3.6
Total current liabilities	146.0	152.3
Revolving lines of credit	218.9	261.3
Long-term non-revolving debt, net	309.7	164.2
Deferred income taxes	62.0	61.0
Other noncurrent liabilities	26.6	30.0
Total liabilities	763.2	668.8
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100.0 shares authorized, 33.0 and 32.6 shares issued and outstanding	—	—
Capital in excess of par value	428.4	404.3
Retained earnings	474.7	450.0
Accumulated other comprehensive loss	(55.6)	(59.4)
Total shareholders' equity	847.5	794.9
Total liabilities and shareholders' equity	$1,610.7	$1,463.7

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

	Three Months Ended
	July 1, 2023	July 2, 2022
	(unaudited)	(unaudited)
Net sales	$227.6	$241.7
Cost of sales	151.8	159.4
Gross profit	75.8	82.3
Selling, engineering and administrative expenses	38.0	32.5
Amortization of intangible assets	8.3	6.8
Operating income	29.5	43.0
Interest expense, net	7.8	3.8
Foreign currency transaction loss (gain), net	0.1	(0.2)
Other non-operating (income) expense, net	(0.2)	0.6
Income before income taxes	21.8	38.8
Income tax provision	5.0	8.7
Net income	$16.8	$30.0

Net income per share:
Basic	$0.51	$0.92
Diluted	$0.51	$0.92

Weighted average shares outstanding:
Basic	32.8	32.5
Diluted	32.9	32.5

Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

	Six Months Ended
	July 1, 2023	July 2, 2022
	(unaudited)	(unaudited)
Net sales	$440.8	$482.2
Cost of sales	294.0	316.3
Gross profit	146.8	166.0
Selling, engineering and administrative expenses	76.1	66.3
Amortization of intangible assets	16.4	13.8
Operating income	54.3	85.9
Interest expense, net	14.0	7.6
Foreign currency transaction loss (gain), net	0.5	(1.1)
Other non-operating expense, net	—	1.3
Income before income taxes	39.8	78.0
Income tax provision	9.2	17.5
Net income	$30.6	$60.5

Net income per share:
Basic	$0.94	$1.86
Diluted	$0.93	$1.86

Weighted average shares outstanding:
Basic	32.7	32.5
Diluted	32.8	32.6

Dividends declared per share	$0.18	$0.18

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$16.8	$30.0	$30.6	$60.5
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	0.6	(19.1)	3.7	(26.9)
Unrealized gain on interest rate swaps, net of tax	2.5	1.6	0.1	7.3
Total other comprehensive income (loss)	3.1	(17.5)	3.8	(19.6)
Comprehensive income	$19.9	$12.5	$34.4	$40.9

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at April 1, 2023	—	$—	32.6	$—	$406.4	$460.9	$(58.7)	$808.6
Shares issued, ESPP					0.5			0.5
Shares issued, acquisition			0.4		18.7			18.7
Stock-based compensation					3.1			3.1
Cancellation of shares for payment of employee tax withholding					(0.3)			(0.3)
Dividends declared						(3.0)		(3.0)
Net income						16.8		16.8
Other comprehensive income							3.1	3.1
Balance at July 1, 2023	—	$—	33.0	$—	$428.4	$474.7	$(55.6)	$847.5

Balance at April 2, 2022	—	$—	32.5	$—	$395.8	$390.9	$(51.1)	$735.7
Shares issued, ESPP					0.5			0.5
Stock-based compensation					1.9			1.9
Cancellation of shares for payment of employee tax withholding					(0.7)			(0.7)
Dividends declared						(2.9)		(2.9)
Net income						30.0		30.0
Other comprehensive loss							(17.5)	(17.5)
Balance at July 2, 2022	—	$—	32.5	$—	$397.6	$417.9	$(68.6)	$747.0

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Six Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at December 31, 2022	—	$—	32.6	$—	$404.3	$450.0	$(59.4)	$794.9
Shares issued, ESPP					1.0			1.0
Shares issued, acquisition			0.4		18.7			18.7
Stock-based compensation					6.5			6.5
Cancellation of shares for payment of employee tax withholding					(2.1)			(2.1)
Dividends declared						(5.9)		(5.9)
Net income						30.6		30.6
Other comprehensive income							3.8	3.8
Balance at July 1, 2023	—	$—	33.0	$—	$428.4	$474.7	$(55.6)	$847.5

Balance at January 1, 2022	—	$—	32.4	$—	$394.6	$363.3	$(49.0)	$709.0
Shares issued, restricted stock			0.1		0.1			0.1
Shares issued, ESPP					1.1			1.1
Stock-based compensation					4.4			4.4
Cancellation of shares for payment of employee tax withholding					(2.5)			(2.5)
Dividends declared						(5.8)		(5.8)
Net income						60.5		60.5
Other comprehensive loss							(19.6)	(19.6)
Balance at July 2, 2022	—	$—	32.5	$—	$397.6	$417.9	$(68.6)	$747.0

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Six Months Ended
	July 1, 2023	July 2, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$30.6	$60.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.3	25.0
Stock-based compensation expense	6.5	4.4
Amortization of debt issuance costs	0.3	0.2
Benefit for deferred income taxes	(2.1)	(1.7)
Forward contract losses (gains), net	0.4	(4.2)
Other, net	0.4	1.3
(Increase) decrease in, net of acquisitions:
Accounts receivable	(8.5)	(20.0)
Inventories	(9.6)	(17.9)
Income taxes receivable	3.3	—
Other current assets	(4.9)	1.7
Other assets	3.1	8.2
Increase (decrease) in, net of acquisitions:
Accounts payable	(3.5)	(6.4)
Accrued expenses and other liabilities	(5.6)	(2.6)
Income taxes payable	2.7	3.1
Other noncurrent liabilities	(3.3)	(7.4)
Contingent consideration payments in excess of acquisition date fair value	(2.7)	—
Net cash provided by operating activities	38.4	44.2
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(114.8)	1.3
Capital expenditures	(19.6)	(13.5)
Proceeds from dispositions of property, plant and equipment	0.2	1.9
Cash settlement of forward contracts	0.4	2.6
Software development costs	(2.0)	(1.5)
Net cash used in investing activities	(135.8)	(9.2)
Cash flows from financing activities:
Borrowings on revolving credit facilities	142.7	39.2
Repayment of borrowings on revolving credit facilities	(188.6)	(47.6)
Borrowings on long-term non-revolving debt	160.0	—
Repayment of borrowings on long-term non-revolving debt	(12.3)	(8.5)
Proceeds from stock issued	1.0	1.2
Dividends to shareholders	(5.9)	(5.8)
Payment of employee tax withholding on equity award vestings	(2.1)	(2.5)
Payment of contingent consideration liability	(3.4)	—
Other financing activities	(1.3)	(0.8)
Net cash provided by (used in) financing activities	90.1	(24.8)
Effect of exchange rate changes on cash and cash equivalents	1.1	2.6
Net (decrease) increase in cash and cash equivalents	(6.2)	12.8
Cash and cash equivalents, beginning of period	43.7	28.6
Cash and cash equivalents, end of period	$37.5	$41.4

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on February 28, 2023. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the six months ended July 1, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2023.

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

Capitalized Software Development Costs

The Company sells certain products that contain embedded software that is integral to the functionality of the products. Internal and external costs incurred for developing this software are charged to expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the products are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of accumulated amortization, were $7.3 and $5.6 at July 1, 2023 and December 31, 2022, respectively, and are included in Other assets in the Consolidated Balance Sheets.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$16.8	$30.0	$30.6	$60.5

Weighted average shares outstanding - Basic	32.8	32.5	32.7	32.5
Net effect of dilutive securities - Stock based compensation	0.1	—	0.1	0.1
Weighted average shares outstanding - Diluted	32.9	32.5	32.8	32.6

Net income per share:
Basic	$0.51	$0.92	$0.94	$1.86
Diluted	$0.51	$0.92	$0.93	$1.86

Recently Adopted Accounting Standard

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

3. BUSINESS ACQUISITIONS

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

Initial cash consideration paid at closing for Schultes, net of cash acquired, totaled $84.7. Total consideration for the acquisition is subject to a post-closing adjustment in accordance with the terms of the purchase agreement. Cash consideration paid at closing was funded with additional borrowings on the Company’s credit facility.

On May 26, 2023, the Company completed the acquisition of i3 Product Development, Inc. (“i3”), a Wisconsin corporation. i3 is a custom engineering services firm, with over 55 engineers with expertise in electronics, mechanical, industrial, embedded and software engineering. i3's solutions are used across many sectors, including medical, off-highway, recreational and commercial marine, power sports, health and wellness, agriculture, consumer goods, industrial, sports and fitness. We anticipate that i3 will equip Helios with significant value-added professional services capabilities to provide customization to Helios platforms and to develop greenfield solutions. The results of i3's operations are reported in the Company’s Electronics segment and have been included in the Consolidated, Unaudited Financial Statements since the date of acquisition.

Initial consideration paid at closing for i3, net of cash acquired, totaled $44.6, consisting of 370,276 shares of the Company's common stock, issued in a private placement to the previous owners of i3, and cash of $25.9. Total consideration for the acquisition is subject to a post-closing adjustment in accordance with the terms of the purchase agreement. The cash consideration paid at closing was funded with additional borrowings on the Company’s credit facility.

In connection with these acquisitions, the Company recorded $36.9 of goodwill, $49.2 of other identifiable intangible assets, $34.2 of property, plant and equipment and $9.0 of other net assets. The intangible assets include customer relationships of $38.2 (15.3 year weighted average useful life), trade names and brands of $7.4 (14.0 year weighted average useful life), technology of $2.9 (5.0 year weighted average useful life) and sales order backlog of $0.7 (less than one year weighted average useful life).

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identified intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisitions. As additional information becomes available, management will finalize its analysis of the estimated fair value. The purchase price allocations are preliminary, pending post-closing adjustments, final intangibles valuation and tax-related adjustments, and may be revised during the remainder of the measurement period (which will not exceed 12 months from the acquisition dates). Any such revisions or changes to the fair values of the tangible and intangible assets acquired and liabilities assumed could be material.

Pro forma results of operations and the revenue and net income subsequent to the acquisition dates for the acquisitions completed during fiscal 2023 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's financial results.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at July 1, 2023 and December 31, 2022.

	July 1, 2023
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$11.2	$—	$11.2	$—
Forward foreign exchange contracts	0.2	—	0.2	—
Total	$11.4	$—	$11.4	$—
Liabilities
Forward foreign exchange contracts	$0.4	$—	$0.4	$—
Contingent consideration	1.4	—	—	1.4
Total	$1.8	$—	$0.4	$1.4

	December 31, 2022
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$11.1	$—	$11.1	$—
Forward foreign exchange contracts	1.0	—	1.0	—
Total	$12.1	$—	$12.1	$—
Liabilities
Forward foreign exchange contracts	$0.3	$—	$0.3	$—
Contingent consideration	6.7	—	—	6.7
Total	$7.0	$—	$0.3	$6.7

A summary of changes in the estimated fair value of contingent consideration at July 1, 2023 is as follows:

Balance at December 31, 2022	$6.7
Change in estimated fair value	0.3
Payment on liability	(6.1)
Accretion in value	0.4
Currency remeasurement	0.1
Balance at July 1, 2023	$1.4

5. INVENTORIES, NET

At July 1, 2023 and December 31, 2022, inventory consisted of the following:

	July 1, 2023	December 31, 2022
Raw materials	$115.7	$119.2
Work in process	55.2	41.6
Finished goods	44.9	40.8
Provision for obsolete and slow-moving inventory	(10.1)	(10.0)
Total	$205.7	$191.6

6. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to eight years. For the six months ended July 1, 2023 and July 2, 2022, operating lease costs totaled $3.4 in both periods.

Supplemental balance sheet information related to operating leases is as follows:

	July 1, 2023	December 31, 2022
Right-of-use assets	$17.1	$19.2
Lease liabilities:
Current lease liabilities	$4.9	$5.8
Non-current lease liabilities	13.2	14.5
Total lease liabilities	$18.1	$20.3

Weighted average remaining lease term (in years):	4.5
Weighted average discount rate:	4.7%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.5	$3.5
Non-cash impact of new leases and lease modifications	$0.8	$0.8

Maturities of lease liabilities are as follows:

2023 Remaining	$3.2
2024	4.6
2025	4.3
2026	3.5
2027	1.6
2028	1.0
Thereafter	2.2
Total lease payments	20.4
Less: Imputed interest	(2.3)
Total lease obligations	18.1
Less: Current lease liabilities	(4.9)
Non-current lease liabilities	$13.2

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the six months ended July 1, 2023, is as follows:

	Hydraulics	Electronics	Total
Balance at December 31, 2022	$282.5	$186.0	$468.5
Acquisition of Schultes	11.8	—	11.8
Acquisition of i3	—	25.1	25.1
Currency translation	4.7	(0.1)	4.6
Balance at July 1, 2023	$299.0	$211.0	$510.0

Acquired Intangible Assets

At July 1, 2023 and December 31, 2022, acquired intangible assets consisted of the following:

	July 1, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$95.4	$(21.2)	$74.2	$87.5	$(18.5)	$69.0
Non-compete agreements	2.0	(0.9)	1.1	2.1	(0.7)	1.4
Technology	54.0	(24.1)	29.9	50.8	(21.3)	29.5
Supply agreement	21.0	(13.8)	7.2	21.0	(12.8)	8.2
Customer relationships	391.1	(65.4)	325.7	349.4	(56.1)	293.3
Sales order backlog	1.4	(1.0)	0.4	0.7	(0.4)	0.3
Workforce	6.1	(2.8)	3.3	6.1	(2.2)	3.9
	$571.0	$(129.2)	$441.8	$517.6	$(112.0)	$405.6

Amortization expense on acquired intangible assets for the six months ended July 1, 2023 and July 2, 2022, was $16.4 and $13.8, respectively. Future estimated amortization expense is presented below.

Year:
2023 Remaining	$16.7
2024	32.4
2025	32.2
2026	30.4
2027	27.2
2028	26.7
Thereafter	276.2
Total	$441.8

8. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	July 1, 2023	December 31, 2022	Location	July 1, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$11.2	$11.1	Other non-current liabilities	$—	$—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	0.2	1.0	Other current liabilities	0.4	—
Forward foreign exchange contracts	Other assets	—	—	Other non-current liabilities	—	0.3
Total derivatives		$11.4	$12.1		$0.4	$0.3

(1) See Note 4 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the six months ended July 1, 2023 and July 2, 2022, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	July 1, 2023	July 2, 2022	into Earnings (Effective Portion)	July 1, 2023	July 2, 2022
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$0.2	$9.5	Interest expense, net	$3.4	$(1.8)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $14.0 and $7.6 for the six months ended July 1, 2023 and July 2, 2022, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	July 1, 2023	July 2, 2022	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$(0.4)	$4.2	Foreign currency transaction gain / loss, net

Interest Rate Swap Contracts

The Company has entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with the transactions, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments. The interest rate swaps are designated as hedging instruments and are accounted for as cash flow hedges. The aggregate notional amount of the remaining swaps was $220.0 as of July 1, 2023. The notional amount decreases periodically through the dates of expiration in October 2025 and April 2028. The contracts are settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At July 1, 2023, the Company had four forward foreign exchange contracts with an aggregate notional value of €11.0, maturing at various dates through June 2024.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $98.2 as of July 1, 2023 and is included in the Revolving lines of credit line item in the Consolidated Balance Sheets. The loss on the net investment hedge recorded in accumulated other comprehensive income as part of the currency translation adjustment was $1.5, net of tax, for the six months ended July 1, 2023.

9. CREDIT FACILITIES

Total non-revolving debt consists of the following:

	Maturity Date	July 1, 2023	December 31, 2022
Long-term non-revolving debt:
Term loans with PNC Bank	Oct 2025	$317.5	$175.0
Term loans with Citibank	Various	13.5	8.6
Total long-term non-revolving debt		331.0	183.6
Less: current portion of long-term non-revolving debt		20.5	19.0
Less: unamortized debt issuance costs		0.8	0.4
Total long-term non-revolving debt, net		$309.7	$164.2

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	July 1, 2023	December 31, 2022	July 1, 2023	December 31, 2022
Revolving line of credit with PNC Bank	Oct 2025	$218.2	$261.3	$180.1	$138.1
Revolving line of credit with Citibank	Jun 2026	0.7	1.6	3.3	0.7

Future maturities of total debt are as follows:

Year:
2023 Remaining	$9.2
2024	23.5
2025	509.5
2026	7.7
Total	$549.9

Term Loans and Line of Credit with PNC Bank

The Company has a credit agreement that includes a revolving line of credit and term loan credit facility with PNC Bank, National Association, as administrative agent, and the lenders party thereto.

In May 2023, the Company entered into an Incremental Facility Amendment with PNC Bank, National Association, as administrative agent, and various lenders party thereto that amended the Second Amended and Restated Credit Agreement, dated October 28, 2020 (the “Credit Agreement” and, together with the Incremental Facility Amendment, the “Amended Credit Agreement”).

Pursuant to the Incremental Facility Amendment, the Company incurred a new senior secured term loan A-2 (the “Term Loan A-2”) in an aggregate principal amount of $150.0. The issue price of the Term Loan A-2 was equal to 100% of the aggregate principal amount thereof. The Term Loan A-2 bears interest at a rate based on either (i) the secured overnight financing rate (“SOFR”) (subject to a 0% floor) for the applicable interest period plus a 0.10% SOFR adjustment plus an applicable margin ranging between 1.50% and 2.75%, depending on the Company’s leverage ratio or (ii) a variable rate equal to the highest of (x) the overnight bank funding rate plus 0.50%, (y) the prime rate and (z) daily simple SOFR, plus a 0.10% SOFR adjustment plus 1.00%, plus an applicable margin ranging between 0.50% and 1.75%, depending on the Company’s leverage ratio. The Term Loan A-2 is guaranteed by each of the Company’s domestic subsidiaries and is secured by substantially all of the assets of the Company and the guarantors, on a pari passu basis with the other facilities under the Amended Credit Agreement. The Term Loan A-2 matures on October 28, 2025 and is not subject to any mandatory repayments prior to such maturity date.

The net proceeds from the Term Loan A-2, together with cash on hand, were used to repay outstanding amounts under the Company’s revolving credit facility. Under the Amended Credit Agreement, the Company continues to have access to an accordion feature with the ability to increase the revolver or incur additional term loans under the incremental facility of $300.0 after giving effect to borrowings under the Term Loan A-2.

The revolving line of credit allows for borrowings up to an aggregate maximum principal amount of $400.0. To hedge currency exposure in foreign operations, €90.0 of the borrowings on the line of credit are denominated in euros. The borrowings have been designated as a net investment hedge, see additional information in Note 8.

The effective interest rate on the credit agreement at July 1, 2023 was 7.1%. Interest expense recognized on the credit agreement, excluding interest rate swap activity, during the six months ended July 1, 2023 and July 2, 2022, totaled $17.3 and $5.6, respectively. As of July 1, 2023, the Company was in compliance with all debt covenants related to the Amended Credit Agreement.

Term Loans and Line of Credit with Citibank

The Company has an uncommitted fixed asset facility agreement (the “Fixed Asset Facility”), short-term revolving facility agreement (the “Working Capital Facility”) and term loan facility agreement (the "Shanghai Branch Term Loan Facility") with Citibank (China) Co., Ltd. Shanghai Branch, as lender.

Under the Fixed Asset Facility, the Company borrowed on a secured basis RMB 2.6. The proceeds of the loan were used for purchases of equipment. Outstanding borrowings under the Fixed Asset Facility accrued interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.5%. The loan matured in May 2023, at which time the remaining balance was paid in full.

Under the Working Capital Facility, the Company could borrow amounts on an unsecured revolving facility up to a total of RMB 16.0. Proceeds were used for expenditures related to production at the Company’s facility located in Kunshan City, China. Outstanding borrowings under the Working Capital Facility accrued interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 0.5%. The loan matured in May 2023, at which time the remaining balance was paid in full.

Under the Shanghai Branch Term Loan Facility, the Company borrowed on a secured basis RMB 42.7. Outstanding borrowings under the Shanghai Branch Term Loan Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.5%, to be repaid on a specified schedule with the final payment due in October 2024.

The Company has a term loan facility agreement (the “Sydney Branch Term Loan Facility”) with Citibank, N.A., Sydney Branch, as lender. Under the Sydney Branch Term Loan Facility, the Company borrowed on a secured basis AUD 7.5. Outstanding borrowings under the facility accrued interest at a rate equal to the Australian Bank Bill Swap ("ABBS") reference rate plus 2.0% and was scheduled to be repaid throughout the term of the loan with a final payment due date in December 2024.

In June 2023, the Sydney Branch Term Loan Facility was amended. The Company borrowed on a secured basis AUD 15.0 and used a portion of the proceeds to repay the remaining balance of the original term loan. Outstanding borrowings under the amended Sydney Branch Term Loan Facility accrue interest at a rate equal to the ABBS reference rate plus 2.8%, to be repaid throughout the term of the loan with a final payment due date in June 2026.

Concurrent with the amendment to the Sydney Branch Term Loan Facility, the Company entered into a revolving line of credit agreement with Citibank, N.A., Sydney Branch, as lender (the “Sydney Branch RC Facility”). The Sydney Branch RC Facility allows for borrowings up to an aggregate maximum principal amount of AUD 6.0 and matures in June 2026 with no mandatory repayments prior to such maturity date. The facility accrues interest at a rate equal to the ABBS reference rate plus 2.3%.

As of July 1, 2023, the Company was in compliance with all debt covenants related to the term loans and line of credit with Citibank.

10. INCOME TAXES

The provision for income taxes for the three months ended July 1, 2023 and July 2, 2022 was 22.9% and 22.5% of pretax income, respectively. The provision for income taxes for the six months ended July 1, 2023 and July 2, 2022 was 23.1% and 22.4% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products. The change in the comparable prior-year quarter and year-to-date period is primarily due to an overall decrease in discrete tax benefits.

At July 1, 2023, the Company had an unrecognized tax benefit of $7.9 including accrued interest. If recognized, $1.9 of unrecognized tax benefit would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of July 1, 2023 is not considered material to the Company’s Consolidated, Unaudited Financial Statements.

The Company is currently under state audit and remains subject to income tax examinations in various state and foreign jurisdictions for tax years 2017-2021. The Company believes it has adequately reserved for income taxes that could result from any audit adjustments.

11. STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2023 Equity Incentive Plan (“2023 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock options, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2023 Plan replaced the prior 2019 Equity Incentive Plan and was approved by the Company’s shareholders at the 2023 Annual Meeting.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. Compensation expense recognized for RSUs granted to employees totaled $4.4 and $4.0, respectively, for the six months ended July 1, 2023 and July 2, 2022.

The Helios Technologies, Inc. Non-Employee Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2019 Plan or 2023 Plan, which vest over a one-year period. Directors were granted 8,867 and 7,580 RSUs during the six months ended July 1, 2023 and July 2, 2022, respectively. The Company recognized director stock compensation expense on the RSUs of $0.7 and $0.1 for the six months ended July 1, 2023 and July 2, 2022, respectively.

The following table summarizes RSU activity for the six months ended July 1, 2023:

		Weighted Average
	Number of Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at December 31, 2022	217	$66.98
Granted	216	56.66
Vested	(86)	53.58
Forfeited	(24)	64.00
Nonvested balance at July 1, 2023	323	$63.87

Included in the nonvested balance at July 1, 2023 is 141,731 nonvested performance-based RSUs.

The Company had $13.9 of total unrecognized compensation cost related to the RSU awards as of July 1, 2023. That cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

The Company has granted stock options with market-based exercise conditions to its officers. As of July 1, 2023, there were 78,500 unvested options and no vested unexercised options. The exercise price per share is $50.60, which is equal to the market price of Helios stock on the grant date. The options vest after achievement of defined stock prices and after the required service periods, which range from one to two years. These options have a 10-year expiration. The grant date fair value of the options was estimated using a Monte Carlo simulation.

The Company has also granted stock options with only time-based vesting conditions to its officers. As of July 1, 2023, there were 4,999 unvested options and 19,234 vested unexercised options. The exercise prices per share, which range from $35.04 to $55.03, are equal to the market price of Helios stock on the respective grant dates. The options vest ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model.

At July 1, 2023, the Company had $0.7 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 0.4 years. The Company recognized expense on the stock options of $1.1 and $0.1 for the six months ended July 1, 2023 and July 2, 2022, respectively.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which U.S. employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom (“UK”), under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. Employees purchased 20,771 shares at a weighted average price of $50.47, and 17,076 shares at a weighted average price of $62.05, under the ESPP and UK plans during the six months ended July 1, 2023 and July 2, 2022, respectively. The Company recognized $0.3 and $0.2 of compensation expense during the six months ended July 1, 2023 and July 2, 2022, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 31, 2022	$8.5	$(67.9)	$(59.4)
Other comprehensive (loss) income before reclassifications	(2.4)	5.4	3.0
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.6	—	2.6
Tax effect	(0.1)	(1.7)	(1.8)
Net current period other comprehensive income	0.1	3.7	3.8
Balance at July 1, 2023	$8.6	$(64.2)	$(55.6)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 1, 2022	$(1.4)	$(47.6)	$(49.0)
Other comprehensive income (loss) before reclassifications	10.9	(34.5)	(23.6)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(1.4)	—	(1.4)
Tax effect	(2.3)	7.6	5.3
Net current period other comprehensive income (loss)	7.3	(26.9)	(19.6)
Balance at July 2, 2022	$5.9	$(74.5)	$(68.6)

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the six months ended July 1, 2023, the unallocated costs totaled $20.2 and included certain corporate costs not deemed to be allocable to either business segment of $0.8, amortization of acquisition-related intangible assets of $16.4 and other acquisition and integration-related costs of $3.0. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

The following table presents financial information by reportable segment:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales
Hydraulics	$152.4	$142.8	$300.1	$279.9
Electronics	75.2	98.9	140.7	202.3
Total	$227.6	$241.7	$440.8	$482.2
Operating income
Hydraulics	$27.0	$31.1	$55.0	$62.7
Electronics	12.0	20.3	19.5	40.8
Corporate and other	(9.5)	(8.4)	(20.2)	(17.6)
Total	$29.5	$43.0	$54.3	$85.9
Capital expenditures
Hydraulics	$8.0	$5.3	$14.9	$8.3
Electronics	2.5	2.5	4.7	5.2
Total	$10.5	$7.8	$19.6	$13.5

	July 1, 2023	December 31, 2022
Total assets
Hydraulics	$979.9	$874.8
Electronics	608.6	567.1
Corporate	22.2	21.8
Total	$1,610.7	$1,463.7

Geographic Region Information

Net sales are measured based on the geographic destination of sales to the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right-of-use assets. The following table presents financial information by region:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales
Americas	$123.8	$130.1	$236.8	$250.9
EMEA	58.3	61.3	114.4	126.0
APAC	45.5	50.3	89.6	105.3
Total	$227.6	$241.7	$440.8	$482.2

	July 1, 2023	December 31, 2022
Tangible long-lived assets
Americas	$148.2	$105.7
EMEA	34.5	33.1
APAC	18.1	17.7
Total	$200.8	$156.5

14. RELATED PARTY TRANSACTIONS

The Company sells inventory to an entity managed by a director of Helios. For the six months ended July 1, 2023 and July 2, 2022, sales to the entity totaled $1.5 and $1.6, respectively. At July 1, 2023 and December 31, 2022, amounts due from the entity totaled $0.6 and $0.4, respectively.

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

In May 2023, we acquired i3 Product Development, a custom design and engineering services firm, with over 55 engineers with expertise in electronics, mechanical, industrial, embedded and software engineering. We anticipate that i3 will equip Helios with significant value-added professional services capabilities to provide customization to Helios platforms and to develop greenfield solutions. i3 specializes in working to transform customers' ideas into industrial design solutions through rapid prototyping and creating 3D models in house. They have also built and patented a remote support platform that provides customers in the field support for their internet of things devices.

Restructuring Activities

We continued our restructuring activities within our Hydraulics segment related to the creation of our two new Regional Operational Centers of Excellence ("CoE"). Facility expansion is currently underway in Mishawaka, IN, the future Hydraulic Manifold Solutions CoE, to accept the manifold machining and integrated package assembly operations from Sun Hydraulics, the integrated package business from Faster Inc. and to allow for Daman’s core organic growth. The quick release coupling (QRC) manufacturing will then transfer from Maumee, OH to the cartridge valve technology location in Sarasota, FL to complete the Hydraulic Valve and Coupling Solutions CoE. The relocation of manufacturing operations is expected to be completed in the third quarter of 2023.

Manufacturing and Operating Strategy Activities

Over the last couple years, we have presented the major areas for integration as we transform from being a holding company into an integrated operating company. We have developed the strategies and tactics and have several projects in various phases from ideation to execution. We started with the Electronics segment and then moved to the Hydraulics segment. We created manufacturing roadmaps with several programs, each of which might stretch over a couple of years, and are comprised of multiple projects that have clear structure and owners. Work is moving forward on multiple programs and projects simultaneously. This is a continuous improvement process that will drive efficiency and improvements across the business, and we are now doing this as an integrated operating company versus at the business unit level. Some of our recent notable activities include: the creation of our new Centers of Excellence, transferring some of the board assembly and wire harness production from our Tulsa location to our facility in Tijuana, adding capacity at our plants in Italy, India, Tijuana and Indiana and constructing an automated warehouse at our Faster Italy location.

Global Economic Conditions

We continue to navigate through challenges and disruptions created by the Russia-Ukraine war and general macroeconomic conditions that have created economic uncertainty, market disruption, supply constraints and inflation. We have been mitigating some of the inflation effects through pricing efforts and cost savings measures. We continue to face constraints related to sourcing certain electronic and other components. We are mitigating some of the impact with our procurement efforts, production schedule adjustments and product redesigns.

Demand in the health and wellness market was favorably impacted by the pandemic in 2020 and 2021, as consumers invested in leisure products and activities. However, during 2022, we experienced a sharp decline in sales in this end market as demand declined and inventory levels in the channel increased. In the first and second quarters of 2023 we had a positive sequential trend in order rates for spa and bath products as incoming orders improved.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products increased 12% during the first six months of 2023 while the U.S. index of orders of hydraulic products declined 6% during the same period. In Europe, the CEMA Business Barometer reported in July that the general business climate index for the European agricultural machinery industry continued to drop and reached the negative range for the first time since 2020. They noted easing on the supply side has been seen but uncertainties with regard to the market side continue to increase and industry representatives have further downgraded future expectations. The CECE (Committee for European Construction Equipment) business climate index continued its downturn in July and reached the lowest level in more than two and a half years. They reported the level of incoming orders is below last year's and especially on the European market the order intake is decreasing substantially.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports second quarter 2023 sales of semiconductors and other electronics components improved to the highest level since the first quarter of 2022. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments were down 15.8% in June 2023 compared with the same month last year and PCB bookings were down 7.7% in June compared to the same month last year. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments were up 0.9% in June 2023 compared with the same month last year and EMS bookings in June were down 11.5% compared with the same month last year.

2023 Second Quarter Results and Comparison of the Three and Six Months Ended July 1, 2023 and July 2, 2022

(In millions, except per share data)

The following is a discussion of our second quarter and first half of 2023 results of operations and liquidity and capital resources; comparisons are with the corresponding reporting periods of 2022, unless otherwise noted.

The following table presents our consolidated results of operations:

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales	$227.6	$241.7	$(14.1)	(5.8)%
Gross profit	$75.8	$82.3	$(6.5)	(7.9)%
Gross profit %	33.3%	34.1%
Operating income	$29.5	$43.0	$(13.5)	(31.4)%
Operating income %	13.0%	17.8%
Net income	$16.8	$30.0	$(13.2)	(44.0)%
Diluted net income per share	$0.51	$0.92	$(0.41)	(44.6)%

	Six Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales	$440.8	$482.2	$(41.4)	(8.6)%
Gross profit	$146.8	$166.0	$(19.2)	(11.6)%
Gross profit %	33.3%	34.4%
Operating income	$54.3	$85.9	$(31.6)	(36.8)%
Operating income %	12.3%	17.8%
Net income	$30.6	$60.5	$(29.9)	(49.4)%
Diluted net income per share	$0.93	$1.86	$(0.93)	(50.0)%

Second quarter consolidated net sales declined $14.1, 5.8%. We experienced organic net sales decline of $30.5, 12.6%, which was offset partially by sales from acquisitions totaling $16.4. Discrete impacts to our second quarter organic sales compared to the prior-year quarter are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $0.3, 0.1%
•
Pricing - favorable by $6.2, 2.6%

We continue to face constraints related to sourcing certain electronic and other components. As of July 1, 2023, we estimate that approximately $14.2 of sales were delayed into future quarters due to the supply shortages.

Consolidated net sales for the year-to-date period were lower by $41.4, 8.6%. Acquisition-related sales for the first half of 2023 totaled $30.1 and organic sales declined $71.5, 14.8%. Discrete impacts to our year-to-date organic sales compared to the prior-year period are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $3.7, 0.8%
•
Pricing - favorable by $12.6, 2.6%

Organic sales were impacted by reduced demand for products in our health and wellness end market, which continues to be below the prior year. Sales in this end market were previously strengthened by the pandemic as consumers invested in health and leisure products. However, we are seeing positive order trends in this end market as incoming orders for spa and bath products improved in the second quarter of 2023 compared to the first quarter of 2023. Sales were down in all regions during the second quarter and year-to-date periods compared to the prior year.

Second quarter gross profit decreased $6.5, 7.9%, from lower volume and gross margin declined by 80 basis points, primarily from the following:

•
Fixed cost leverage - unfavorable due to lower sales
•
Acquisitions - unfavorable due to the margin profile of acquired businesses, which generally have higher cost of sales and lower selling, engineering and administrative expenses (“SEA”)
•
Restructuring costs - higher by $1.3
•
Pricing - favorable by amounts noted above
•
Material costs as a percentage of sales - decreased by 40 basis points, excluding pricing changes and acquisition-related sales, primarily from segment and product mix

Year-to-date gross profit decreased $19.2, 11.6%, from lower volume and gross margin declined by 110 basis points, primarily from the following:

•
Fixed cost leverage - unfavorable due to the lower sales
•
Acquisitions - unfavorable due to the margin profile of acquired businesses
•
Restructuring costs - higher by $1.9
•
Changes in foreign currency exchange rates - unfavorable by $1.0
•
Pricing - favorable by amounts noted above
•
Material costs as a percentage of sales - decreased by 80 basis points, excluding pricing changes and acquisition-related sales, primarily from segment and product mix

Operating income as a percentage of sales declined 480 basis points to 13.0% in the second quarter of 2023. Amortization expense on acquired intangible assets increased by $1.5 due to our 2022 and 2023 acquisitions. SEA expenses went up by $5.5, mainly from acquisitions and higher wage and benefit costs of $1.7 for merit increases, market adjustments and new hires for investments primarily in engineering, sales and corporate activities.

Year-to-date operating income as a percentage of sales decreased 550 basis points to 12.3%. Amortization expense on acquired intangible assets increased by $2.6 due to our 2022 and 2023 acquisitions. SEA expenses went up by $9.8, mainly from acquisitions and higher wage and benefit costs of $3.3 for merit increases, market adjustments and new hires for investments primarily in engineering, sales and corporate activities. Other increases were for: officer transition costs of $0.5, professional fees of $0.4, board of director fees of $0.5 and R&D of $0.6 which was primarily for new product development activities.

Net interest expense increased $4.0 to $7.8 in the second quarter of 2023. Average net debt increased to $500.6 during the second quarter of 2023 compared with $390.3 during the second quarter of 2022. Year-to-date net interest expense totaled $14.0, an increase of $6.4. Average net debt for the year-to-date period increased to $457.0 compared with $397.1 during the prior-year period. In addition to higher interest rates in the current year, average net debt balances increased with the acquisitions of Daman in September 2022, Schultes in January 2023 and i3 in May 2023.

The provision for income taxes for the second quarter of 2023 was 22.9% of pretax income compared to 22.5% for the prior-year second quarter. The year-to-date provision was 23.1% and 22.4% of pretax income for 2023 and 2022, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products. On August 16, 2022, the Inflation Reduction Act was enacted into law, and includes, among other things, a new 15% minimum tax and 1% excise tax on stock repurchases after December 31, 2022. These tax law changes have no immediate material effect and are not expected to have a material impact on our future financial results, we will continue to evaluate its impact as further information becomes available.

SEGMENT RESULTS

Hydraulics

The following table presents the results of operations for the Hydraulics segment:

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales	$152.4	$142.8	$9.6	6.7%
Gross profit	$49.7	$49.5	$0.2	0.4%
Gross profit %	32.6%	34.7%
Operating income	$27.0	$31.1	$(4.1)	(13.2)%
Operating income %	17.7%	21.8%

	Six Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales	$300.1	$279.9	$20.2	7.2%
Gross profit	$99.6	$100.3	$(0.7)	(0.7)%
Gross profit %	33.2%	35.8%
Operating income	$55.0	$62.7	$(7.7)	(12.3)%
Operating income %	18.3%	22.4%

Second quarter net sales for the Hydraulics segment increased by $9.6, 6.7%. We experienced organic net sales decline of $5.6, 3.9%, which was partially offset by acquisition sales totaling $15.2. Discrete impacts to our second quarter organic sales compared to the prior-year quarter are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $0.2, 0.1%
•
Pricing changes - favorable by $4.6, 3.2%

Sales to the mobile and industrial end markets were slightly lower in the second quarter while we realized higher sales to the agriculture end market.

As of July 1, 2023, we estimate that approximately $9.7 of Hydraulics segment sales were delayed into future quarters due to supply shortages.

Year-to-date net sales for the Hydraulics segment increased by $20.2, 7.2%. We experienced organic net sales decline of $8.7, 3.1%, and acquisition sales totaled $28.9. Discrete impacts to our year-to-date organic sales compared to the prior-year quarter are as follows:

•
Changes in foreign currency exchange rates - unfavorable by $3.4, 1.2%
•
Pricing changes - favorable by $9.9, 3.5%

Year-to-date sales to the industrial end market were flat while sales to the mobile and agriculture end markets improved.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment:

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change
Americas	$60.6	$49.9	$10.7	21.4%
EMEA	51.3	49.0	2.3	4.7%
APAC	40.5	43.9	(3.4)	(7.7)%
Total	$152.4	$142.8

	Six Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change
Americas	$118.5	$93.1	$25.4	27.3%
EMEA	100.7	101.9	(1.2)	(1.2)%
APAC	80.9	84.9	(4.0)	(4.7)%
Total	$300.1	$279.9

Regional sales performance in the second quarter compared to the prior-year quarter was driven by:

Americas - pricing and our recent acquisitions contributed to a 21.4% increase

EMEA - excluding favorable changes in foreign currency rates of $1.0, sales were up $1.3, 2.7%, primarily from pricing and acquisition sales

APAC - excluding unfavorable changes in foreign currency rates of $1.2, sales declined $2.2, 5.0%, from softer demand in the region

Regional sales performance in the year-to-date period compared to the prior-year period was driven by:

Americas - pricing and our recent acquisitions contributed to a 27.3% increase

EMEA - excluding unfavorable changes in foreign currency rates of $1.1, sales were fairly flat as pricing and acquisition sales were offset by softer demand in the region

APAC - excluding unfavorable changes in foreign currency rates of $2.3, sales declined $1.7, 2.0%, from softer demand in the region

Second quarter gross profit improved $0.2, 0.4%, from volume while gross margin declined by 210 basis points, primarily from the following:

•
Acquisitions - unfavorable due to the margin profile of acquired businesses, which generally have higher cost of sales and lower SEA expenses
•
Material costs as a percentage of sales - increased by 220 basis points, excluding pricing changes and acquisition-related sales
•
Restructuring costs - higher by $1.3, comprised of labor costs, travel and other expenses associated with the manufacturing relocation
•
Pricing - favorable by amounts noted above

Year-to-date gross profit declined $0.7, 0.7%, primarily from currency effects while gross margin declined by 260 basis points, primarily from the following:

•
Acquisitions - unfavorable due to the margin profile of acquired businesses
•
Material costs as a percentage of sales - increased by 220 basis points, excluding pricing changes and acquisition-related sales
•
Restructuring costs - higher by $1.9, comprised of labor costs, travel and other expenses associated with the manufacturing relocation
•
Changes in foreign currency exchange rates - unfavorable by $1.0
•
Pricing - favorable by amounts noted above

Operating income as a percentage of sales declined 410 basis points to 17.7% in the second quarter of 2023. SEA expenses went up by $4.3, mainly due to acquisitions and higher wage and benefit costs of $0.5 for merit increases, market adjustments and corporate activities. Other increases were for professional fees of $0.3 and R&D costs of $0.3, which were primarily for new product development activities.

Year-to-date operating income as a percentage of sales decreased 410 basis points to 18.3%. SEA expenses went up by $7.0, mainly due to acquisitions and higher wage and benefit costs of $0.9 for merit increases, market adjustments and corporate activities. Other increases were for restructuring activities of $0.3, professional fees of $0.7 and R&D costs of $0.4.

Electronics

The following table presents the results of operations for the Electronics segment:

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales	$75.2	$98.9	$(23.7)	(24.0)%
Gross profit	$26.1	$32.8	$(6.7)	(20.4)%
Gross profit %	34.7%	33.2%
Operating income	$12.0	$20.3	$(8.3)	(40.9)%
Operating income %	16.0%	20.5%

	Six Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change
Net sales	$140.7	$202.3	$(61.6)	(30.4)%
Gross profit	$47.2	$65.6	$(18.4)	(28.0)%
Gross profit %	33.5%	32.4%
Operating income	$19.5	$40.8	$(21.3)	(52.2)%
Operating income %	13.9%	20.2%

Second quarter net sales for the Electronics segment declined $23.7, 24.0%. Discrete impacts to our second quarter sales compared to the prior-year quarter are as follows:

•
Acquisition-related sales - $1.2
•
Changes in foreign currency exchange rates - unfavorable by $0.1
•
Pricing changes - favorable by $1.6, 1.6%

Demand in our health and wellness end market continued to decline compared to the prior year, which was strengthened by the pandemic as consumers invested in health and leisure products. We experienced a positive trend in order rates for spa and bath products in the second quarter of 2023 compared to the first quarter of 2023. Sales in the mobile and recreational end markets improved in the second quarter compared to the prior-year second quarter.

As of July 1, 2023, we estimate that approximately $4.4 of Electronics segment sales were delayed into future quarters due to supply shortages.

Year-to-date net sales for the Electronics segment declined $61.6, 30.4%. Discrete impacts to our year-to-date sales compared to the prior-year quarter are as follows:

•
Acquisition-related sales - $1.2
•
Changes in foreign currency exchange rates - unfavorable by $0.3
•
Pricing changes - favorable by $2.7, 1.3%

In the year-to-date period, lower demand in the health and wellness end market was the primary driver of the sales decline, which was partially offset by improvement in the mobile, industrial and recreational end markets.

The following table presents net sales based on the geographic region of the sale for the Electronics segment:

	Three Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change
Americas	$63.2	$80.2	$(17.0)	(21.2)%
EMEA	7.0	12.3	(5.3)	(43.1)%
APAC	5.0	6.4	(1.4)	(21.9)%
Total	$75.2	$98.9

	Six Months Ended
	July 1, 2023	July 2, 2022	$ Change	% Change
Americas	$118.3	$157.9	$(39.6)	(25.1)%
EMEA	13.7	24.1	(10.4)	(43.2)%
APAC	8.7	20.3	(11.6)	(57.1)%
Total	$140.7	$202.3

Reduced demand in the health and wellness end market contributed to the decline in sales in all regions in the second quarter and year-to-date periods.

Second quarter gross profit decreased $6.7, 20.4%, due to the lower sales volume. Gross margin improved over the same period by 150 basis points to 34.7% as a favorable sales mix, pricing and lower material costs more than offset the reduced leverage of our fixed cost base on the lower sales. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, decreased in the second quarter by 360 basis points compared to the prior-year quarter due to lower material costs and a favorable sales mix.

Year-to-date gross profit decreased $18.4, 28.0%, due to the lower sales volume. Gross margin improved over the same period by 110 basis points to 33.5% as a favorable sales mix, pricing and lower material costs more than offset the reduced leverage of our fixed cost base on the lower sales. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, decreased in the first two quarters of 2023 by 400 basis points compared to the prior-year period due to lower material costs and a favorable sales mix.

SEA expenses increased by $1.6, 12.8%, in the second quarter of 2023, primarily from acquisitions and wages and benefits of $1.3 for merit increases, market adjustments and new hires for investments in engineering, sales and corporate activities.

Year-to-date SEA expenses increased by $2.9, 11.7%, primarily from acquisitions and wages and benefits of $2.4 for merit increases, market adjustments and new hires for investments in engineering, sales and corporate activities.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the second quarter of 2023, these costs totaled $9.5 for: amortization of acquisition-related intangible assets of $8.3 and $1.2 related to our acquisition and integration activities. Compared to the second quarter of 2022 these costs increased by $1.1, primarily from acquisition-related amortization. Year-to-date, corporate and other costs totaled $20.2 for: amortization of acquisition-related intangible assets of $16.4, $3.0 related to our acquisition and integration activities and $0.8 for officer transition costs. Compared to the 2022 year-to-date period, corporate and other costs increased by $2.6 from acquisition-related amortization.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital are cash generated from operations and borrowings on our credit facilities to fund acquisitions. During the first six months of 2023, cash provided by operating activities totaled $38.4. At the end of the second quarter, we had $37.5 of available cash and cash equivalents on hand and $183.4 of available credit on our revolving credit facilities. We also have a $300.0 accordion feature available on our credit facility, subject to certain pro forma compliance requirements, intended to support potential future acquisitions.

Our principal uses of cash are operating expenses, capital expenditures, servicing debt, acquisition-related payments and dividends to shareholders.

We believe that cash generated from operations and our borrowing availability under our credit facilities will be sufficient to satisfy our operating expenses. In the event that economic conditions were to severely worsen for a protracted period of time, we would have several options available to ensure liquidity in addition to increased borrowings. Capital expenditures could be postponed since they primarily pertain to long-term improvements in operations, operating expense reductions could be made, acquisition activity could be delayed and finally, the dividend to shareholders could be reduced or suspended.

Cash Flows

The following table summarizes our cash flows for the periods:

	Six Months Ended
	July 1, 2023	July 2, 2022	$ Change
Net cash provided by operating activities	$38.4	$44.2	$(5.8)
Net cash used in investing activities	(135.8)	(9.2)	(126.6)
Net cash provided by (used in) financing activities	90.1	(24.8)	114.9
Effect of exchange rate changes on cash and cash equivalents	1.1	2.6	(1.5)
Net (decrease) increase in cash and cash equivalents	$(6.2)	$12.8	$(19.0)

Cash on hand decreased $6.2 in the first two quarters of 2023 to $37.5 as of July 1, 2023. Changes in exchange rates during the six months ended July 1, 2023, favorably impacted cash and cash equivalents by $1.1. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Year to date cash from operations declined by $5.8 to $38.4. Cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) decreased by $20.8 in 2023. Included in current year cash earnings is $2.7 related to a payment made on the contingent consideration liability from the NEM acquisition, which was required to be included in operating cash flows for the period as the total payments exceeded the acquisition date fair value of the liability. Changes in net operating assets and liabilities improved cash flow by $15.0, compared to the prior-year period, primarily from favorable cash flows from accounts receivable and inventories. Investments in inventory reduced cash by $9.6 and $17.9 in the first two quarters of 2023 and 2022, respectively. Days of inventory on hand increased to 122 days as of July 1, 2023, compared with 103 days as of July 2, 2022. The increase is primarily due to the decline in sales to the health and wellness end market. We have higher inventory than needed for current sales levels to that end market. Changes in accounts receivable reduced cash by $8.5 and $20.0 in the first two quarters of 2023 and 2022, respectively. Days sales outstanding remained at 56 days as of July 1, 2023 and July 2, 2022, as our collection patterns remain consistent with the prior period.

Investing activities

Cash used in investing activities totaled $135.8 in the first two quarters of 2023, compared to cash used of $9.2 in the first two quarters of the prior year. Cash paid, net of cash acquired, for our acquisitions in the first two quarters of 2023 totaled $114.8.

Capital expenditures totaled $19.6, 4.4% of sales, for the first two quarters of 2023, an increase of $6.1 over the prior-year comparable period. Capital expenditures for 2023 are forecasted to be approximately 3%-5% of sales, for investments in machinery and equipment for capacity expansion projects, improvements to manufacturing technology and maintaining/replacing existing machine capabilities.

Financing activities

Net cash provided by financing activities totaled $90.1 during the first two quarters of 2023, compared with cash used of $24.8 in the prior-year period. Cash paid for acquisitions in 2023 was primarily financed with borrowings on our credit facility; borrowings, net of repayments, during 2023 totaled $101.8. In the 2022 year-to-date period, credit facility repayments exceeded borrowings by $16.9.

In May 2023, we entered into an incremental facility amendment to our credit agreement with PNC Bank, National Association, as administrative agent, and various lenders party thereto. With the amendment we incurred a new term loan with an aggregate principal amount of $150.0 for which the proceeds were used to repay outstanding balances on our revolving credit facility. The new term loan is payable in full in October 2025 and is not subject to any required repayments prior to that date. As part of the amendment, we continue to have the ability to increase our revolving credit facility or incur a new term loan up to an additional borrowing limit of $300.0.

During the second quarter of 2023, we declared a quarterly cash dividend of $0.09 per share payable on July 20, 2023, to shareholders of record as of July 5, 2023. The declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the board of directors.

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any changes made during the first six months of 2023, are disclosed in Note 2 to the Consolidated, Unaudited Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. There were no material changes during the six months ended July 1, 2023.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the quarter ended July 1, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

10.1

Helios Technologies, Inc. 2023 Equity Incentive Plan (previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2023, and incorporated herein by reference).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2023	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Tricia L. Fulton
Tricia L. Fulton
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)