Form 10-Q
period 2023-09-30
HELIOS TECHNOLOGIES, INC.
filed 2023-11-07
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant had 33,052,989 shares of common stock, par value $.001, outstanding as of October 27, 2023.

Helios Technologies, Inc.

INDEX

For the quarter ended

September 30, 2023

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35.2	$43.7
Accounts receivable, net of allowance for credit losses of $2.0 and $1.5	131.2	125.1
Inventories, net	208.7	191.6
Income taxes receivable	10.1	10.2
Other current assets	25.0	17.9
Total current assets	410.2	388.5
Property, plant and equipment, net	220.3	175.7
Deferred income taxes	2.1	1.6
Goodwill	502.7	468.5
Other intangible assets, net	426.4	405.6
Other assets	28.9	23.8
Total assets	$1,590.6	$1,463.7
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$65.0	$73.7
Accrued compensation and benefits	19.2	21.1
Other accrued expenses and current liabilities	22.3	32.0
Current portion of long-term non-revolving debt, net	21.8	19.0
Dividends payable	2.9	2.9
Income taxes payable	5.1	3.6
Total current liabilities	136.3	152.3
Revolving lines of credit	217.9	261.3
Long-term non-revolving debt, net	304.2	164.2
Deferred income taxes	57.2	61.0
Other noncurrent liabilities	33.0	30.0
Total liabilities	748.6	668.8
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, par value $0.001, 2.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100.0 shares authorized, 33.0 and 32.6 shares issued and outstanding	—	—
Capital in excess of par value	431.6	404.3
Retained earnings	475.3	450.0
Accumulated other comprehensive loss	(64.9)	(59.4)
Total shareholders' equity	842.0	794.9
Total liabilities and shareholders' equity	$1,590.6	$1,463.7

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations (unaudited)

(in millions, except per share data)

	Three Months Ended
	September 30, 2023	October 1, 2022
Net sales	$201.4	$207.2
Cost of sales	141.7	137.9
Gross profit	59.7	69.3
Selling, engineering and administrative expenses	37.7	31.7
Amortization of intangible assets	8.2	6.8
Operating income	13.8	30.7
Interest expense, net	8.7	4.1
Foreign currency transaction loss (gain), net	0.1	(0.2)
Other non-operating expense, net	—	0.2
Income before income taxes	5.0	26.7
Income tax provision	1.5	6.3
Net income	$3.5	$20.4

Net income per share:
Basic	$0.11	$0.63
Diluted	$0.11	$0.63

Weighted average shares outstanding:
Basic	33.0	32.5
Diluted	33.1	32.6

Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations (unaudited)

(in millions, except per share data)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Net sales	$642.2	$689.4
Cost of sales	435.7	454.2
Gross profit	206.5	235.2
Selling, engineering and administrative expenses	113.8	98.1
Amortization of intangible assets	24.7	20.6
Operating income	68.0	116.6
Interest expense, net	22.6	11.7
Foreign currency transaction loss (gain), net	0.6	(1.3)
Other non-operating expense, net	—	1.5
Income before income taxes	44.8	104.7
Income tax provision	10.7	23.8
Net income	$34.1	$80.9

Net income per share:
Basic	$1.04	$2.49
Diluted	$1.04	$2.48

Weighted average shares outstanding:
Basic	32.8	32.5
Diluted	33.0	32.6

Dividends declared per share	$0.27	$0.27

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$3.5	$20.4	$34.1	$80.9
Other comprehensive loss
Foreign currency translation adjustments, net of tax	(10.2)	(20.2)	(6.5)	(47.1)
Unrealized gain on interest rate swaps, net of tax	0.9	3.2	1.0	10.5
Total other comprehensive loss	(9.3)	(16.9)	(5.5)	(36.5)
Comprehensive (loss) income	$(5.8)	$3.4	$28.6	$44.3

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at July 1, 2023	—	$—	33.0	$—	$428.4	$474.7	$(55.6)	$847.5
Shares issued, ESPP					0.6			0.6
Stock-based compensation					2.7			2.7
Cancellation of shares for payment of employee tax withholding					(0.1)			(0.1)
Dividends declared						(2.9)		(2.9)
Net income						3.5		3.5
Other comprehensive loss							(9.3)	(9.3)
Balance at September 30, 2023	—	$—	33.0	$—	$431.6	$475.3	$(64.9)	$842.0

Balance at July 2, 2022	—	$—	32.5	$—	$397.6	$417.9	$(68.6)	$747.0
Shares issued, ESPP					0.5			0.5
Shares issued, acquisition					1.6			1.6
Stock-based compensation					1.8			1.8
Dividends declared						(2.9)		(2.9)
Net income						20.4		20.4
Other comprehensive loss							(16.9)	(16.9)
Balance at October 1, 2022	—	$—	32.5	$—	$401.5	$435.4	$(85.5)	$751.4

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Nine Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at December 31, 2022	—	$—	32.6	$—	$404.3	$450.0	$(59.4)	$794.9
Shares issued, ESPP					1.6			1.6
Shares issued, acquisition			0.4		18.7			18.7
Stock-based compensation					9.2			9.2
Cancellation of shares for payment of employee tax withholding					(2.2)			(2.2)
Dividends declared						(8.8)		(8.8)
Net income						34.1		34.1
Other comprehensive loss							(5.5)	(5.5)
Balance at September 30, 2023	—	$—	33.0	$—	$431.6	$475.3	$(64.9)	$842.0

Balance at January 1, 2022	—	$—	32.4	$—	$394.6	$363.3	$(49.0)	$709.0
Shares issued, restricted stock			0.1		0.1			0.1
Shares issued, ESPP					1.6			1.6
Shares issued, acquisition					1.6			1.6
Stock-based compensation					6.2			6.2
Cancellation of shares for payment of employee tax withholding					(2.6)			(2.6)
Dividends declared						(8.8)		(8.8)
Net income						80.9		80.9
Other comprehensive loss							(36.5)	(36.5)
Balance at October 1, 2022	—	$—	32.5	$—	$401.5	$435.4	$(85.5)	$751.4

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended

(in millions)

	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income	$34.1	$80.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.7	37.4
Stock-based compensation expense	9.2	6.2
Amortization of debt issuance costs	0.5	0.4
Benefit for deferred income taxes	(3.1)	(2.1)
Forward contract losses (gains), net	0.1	(6.4)
Other, net	0.5	1.0
(Increase) decrease in, net of acquisitions:
Accounts receivable	(1.5)	(2.9)
Inventories	(14.4)	(19.7)
Income taxes receivable	0.3	(1.8)
Other current assets	(7.5)	0.6
Other assets	5.8	6.2
Increase (decrease) in, net of acquisitions:
Accounts payable	(9.1)	(17.2)
Accrued expenses and other liabilities	(6.9)	(5.7)
Income taxes payable	1.8	2.5
Other noncurrent liabilities	(4.6)	(5.4)
Contingent consideration payments in excess of acquisition date fair value	(2.7)	—
Net cash provided by operating activities	50.2	74.2
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(114.8)	(67.3)
Capital expenditures	(25.5)	(21.9)
Proceeds from dispositions of property, plant and equipment	0.3	1.9
Cash settlement of forward contracts	0.6	4.4
Software development costs	(5.1)	(2.3)
Net cash used in investing activities	(144.5)	(85.2)
Cash flows from financing activities:
Borrowings on revolving credit facilities	175.7	112.7
Repayment of borrowings on revolving credit facilities	(219.0)	(72.2)
Borrowings on long-term non-revolving debt	160.0	—
Repayment of borrowings on long-term non-revolving debt	(16.3)	(12.6)
Proceeds from stock issued	1.6	1.7
Dividends to shareholders	(8.8)	(8.8)
Payment of employee tax withholding on equity award vestings	(2.2)	(2.6)
Payment of contingent consideration liability	(3.4)	(1.1)
Other financing activities	(1.9)	(1.6)
Net cash provided by financing activities	85.7	15.5
Effect of exchange rate changes on cash and cash equivalents	0.1	3.7
Net (decrease) increase in cash and cash equivalents	(8.5)	8.3
Cash and cash equivalents, beginning of period	43.7	28.6
Cash and cash equivalents, end of period	$35.2	$36.8

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on February 28, 2023. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods presented. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2023.

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

Capitalized Software Development Costs

The Company sells certain products that contain embedded software that is integral to the functionality of the products. Internal and external costs incurred for developing this software are charged to expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the products are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of accumulated amortization, were $8.2 and $5.6 at September 30, 2023, and December 31, 2022, respectively, and are included in Other assets in the Consolidated Balance Sheets.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$3.5	$20.4	$34.1	$80.9

Weighted average shares outstanding - Basic	33.0	32.5	32.8	32.5
Net effect of dilutive securities - Stock based compensation	0.1	—	0.2	0.1
Weighted average shares outstanding - Diluted	33.1	32.6	33.0	32.6

Net income per share:
Basic	$0.11	$0.63	$1.04	$2.49
Diluted	$0.11	$0.63	$1.04	$2.48

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

Initial consideration paid at closing for i3, net of cash acquired, totaled $44.0, consisting of 370,276 shares of the Company's common stock, issued in a private placement to the previous owners of i3, and cash of $25.9. Total consideration for the acquisition is subject to a post-closing adjustment in accordance with the terms of the purchase agreement. The cash consideration paid at closing was funded with additional borrowings on the Company’s credit facility.

In connection with these acquisitions, the Company recorded $37.7 of goodwill, $48.0 of other identifiable intangible assets, $34.2 of property, plant and equipment and $9.4 of other net assets. The intangible assets include customer relationships of $36.4 (15.5 year weighted average useful life), trade names and brands of $7.6 (14.0 year weighted average useful life), technology of $3.3 (5.0 year weighted average useful life) and sales order backlog of $0.7 (less than one year weighted average useful life).

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

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2023, and December 31, 2022.

	September 30, 2023
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$12.4	$—	$12.4	$—
Forward foreign exchange contracts	0.1	—	0.1	—
Total	$12.5	$—	$12.5	$—
Liabilities
Forward foreign exchange contracts	$0.1	$—	$0.1	$—
Contingent consideration	1.4	—	—	1.4
Total	$1.5	$—	$0.1	$1.4

	December 31, 2022
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$11.1	$—	$11.1	$—
Forward foreign exchange contracts	1.0	—	1.0	—
Total	$12.1	$—	$12.1	$—
Liabilities
Forward foreign exchange contracts	$0.3	$—	$0.3	$—
Contingent consideration	6.7	—	—	6.7
Total	$7.0	$—	$0.3	$6.7

A summary of changes in the estimated fair value of contingent consideration at September 30, 2023, is as follows:

Balance at December 31, 2022	$6.7
Change in estimated fair value	0.3
Payment on liability	(6.1)
Accretion in value	0.5
Balance at September 30, 2023	$1.4

5. INVENTORIES, NET

At September 30, 2023, and December 31, 2022, inventory consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$117.7	$119.2
Work in process	56.8	41.6
Finished goods	44.3	40.8
Provision for obsolete and slow-moving inventory	(10.1)	(10.0)
Total	$208.7	$191.6

6. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to eight years. For the nine months ended September 30, 2023, and October 1, 2022, operating lease costs totaled $5.0 and $5.1, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2023	December 31, 2022
Right-of-use assets	$22.3	$19.2
Lease liabilities:
Current lease liabilities	$4.1	$5.8
Non-current lease liabilities	19.3	14.5
Total lease liabilities	$23.4	$20.3

Weighted average remaining lease term (in years):	6.1
Weighted average discount rate:	5.9%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.0	$5.2
Non-cash impact of new leases and lease modifications	$7.6	$1.0

Maturities of lease liabilities are as follows:

2023 Remaining	$1.7
2024	4.9
2025	4.7
2026	4.2
2027	3.2
2028	2.7
Thereafter	7.3
Total lease payments	28.7
Less: Imputed interest	(5.3)
Total lease obligations	23.4
Less: Current lease liabilities	(4.1)
Non-current lease liabilities	$19.3

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the nine months ended September 30, 2023, is as follows:

	Hydraulics	Electronics	Total
Balance at December 31, 2022	$282.5	$186.0	$468.5
Acquisition of Schultes	11.8	—	11.8
Acquisition of i3	—	25.9	25.9
Currency translation	(3.3)	(0.2)	(3.5)
Balance at September 30, 2023	$291.0	$211.7	$502.7

Acquired Intangible Assets

At September 30, 2023, and December 31, 2022, acquired intangible assets consisted of the following:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$94.7	$(22.3)	$72.4	$87.5	$(18.5)	$69.0
Non-compete agreements	2.0	(1.0)	1.0	2.1	(0.7)	1.4
Technology	53.8	(25.3)	28.5	50.8	(21.3)	29.5
Supply agreement	21.0	(14.4)	6.6	21.0	(12.8)	8.2
Customer relationships	383.1	(68.4)	314.7	349.4	(56.1)	293.3
Sales order backlog	1.4	(1.2)	0.2	0.7	(0.4)	0.3
Workforce	6.1	(3.1)	3.0	6.1	(2.2)	3.9
	$562.1	$(135.7)	$426.4	$517.6	$(112.0)	$405.6

Amortization expense on acquired intangible assets for the nine months ended September 30, 2023, and October 1, 2022, was $24.7 and $20.6, respectively. Future estimated amortization expense is presented below.

Year:
2023 Remaining	$8.2
2024	31.9
2025	31.7
2026	30.0
2027	26.7
2028	26.2
Thereafter	271.7
Total	$426.4

8. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	September 30, 2023	December 31, 2022	Location	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$12.4	$11.1	Other non-current liabilities	$—	$—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	0.1	1.0	Other current liabilities	0.1	—
Forward foreign exchange contracts	Other assets	—	—	Other non-current liabilities	—	0.3
Total derivatives		$12.5	$12.1		$0.1	$0.3

(1) See Note 4 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the nine months ended September 30, 2023, and October 1, 2022, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	September 30, 2023	October 1, 2022	into Earnings (Effective Portion)	September 30, 2023	October 1, 2022
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$1.4	$13.7	Interest expense, net	$5.2	$(1.4)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $22.6 and $11.7 for the nine months ended September 30, 2023, and October 1, 2022, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	September 30, 2023	October 1, 2022	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$(0.1)	$6.4	Foreign currency transaction gain / loss, net

Interest Rate Swap Contracts

The Company has entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with the transactions, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments. The interest rate swaps are designated as hedging instruments and are accounted for as cash flow hedges. The aggregate notional amount of the remaining swaps was $220.0 as of September 30, 2023. The notional amount decreases periodically through the dates of expiration in October 2025 and April 2028. The contracts are settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At September 30, 2023, the Company had two forward foreign exchange contracts with an aggregate notional value of €4.5, maturing at various dates through March 2024.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $95.2 as of September 30, 2023, and is included in the Revolving lines of credit line item in the Consolidated Balance Sheets. The gain on the net investment hedge recorded in accumulated other comprehensive income as part of the currency translation adjustment was $0.9, net of tax, for the nine months ended September 30, 2023.

9. CREDIT FACILITIES

Total non-revolving debt consists of the following:

	Maturity Date	September 30, 2023	December 31, 2022
Long-term non-revolving debt:
Term loans with PNC Bank	Oct 2025	$313.8	$175.0
Term loans with Citibank	Various	12.9	8.6
Total long-term non-revolving debt		326.7	183.6
Less: current portion of long-term non-revolving debt		21.8	19.0
Less: unamortized debt issuance costs		0.7	0.4
Total long-term non-revolving debt, net		$304.2	$164.2

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Revolving line of credit with PNC Bank	Oct 2025	$217.2	$261.3	$180.8	$138.1
Revolving line of credit with Citibank	Jun 2026	1.3	1.6	2.5	0.7

Future maturities of total debt are as follows:

Year:
2023 Remaining	$5.8
2024	23.4
2025	508.5
2026	7.5
Total	$545.2

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

Pursuant to the Incremental Facility Amendment, the Company incurred a new senior secured term loan A-2 (the “Term Loan A-2”) in an aggregate principal amount of $150.0. The issue price of the Term Loan A-2 was equal to 100% of the aggregate principal amount thereof. The Term Loan A-2 bears interest at a rate based on either (i) the secured overnight financing rate (“SOFR”) (subject to a 0% floor) for the applicable interest period plus a 0.10% SOFR adjustment plus an applicable margin ranging between 1.50% and 2.75%, depending on the Company’s leverage ratio or (ii) a variable rate equal to the highest of (x) the overnight bank funding rate plus 0.50%, (y) the prime rate and (z) daily simple SOFR, plus a 0.10% SOFR adjustment plus 1.00%, plus an applicable margin ranging between 0.50% and 1.75%, depending on the Company’s leverage ratio. The Term Loan A-2 is guaranteed by each of the Company’s domestic subsidiaries and is secured by substantially all of the assets of the Company and the guarantors, on a pari passu basis with the other facilities under the Amended Credit Agreement. The Term Loan A-2 matures on October 28, 2025, and is not subject to any mandatory repayments prior to such maturity date.

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

The effective interest rate on the credit agreement at September 30, 2023, was 7.4%. Interest expense recognized on the credit agreement, excluding interest rate swap activity, during the nine months ended September 30, 2023, and October 1, 2022, totaled $27.5 and $9.8, respectively. As of September 30, 2023, the Company was in compliance with all debt covenants related to the Amended Credit Agreement.

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

Concurrent with the amendment to the Sydney Branch Term Loan Facility, the Company entered into a revolving line of credit agreement with Citibank, N.A., Sydney Branch, as lender (the “Sydney Branch RC Facility”). The Sydney Branch RC Facility allows for borrowings up to an aggregate maximum principal amount of AUD 6.0 and matures in June 2026, with no mandatory repayments prior to such maturity date. The facility accrues interest at a rate equal to the ABBS reference rate plus 2.3%.

As of September 30, 2023, the Company was in compliance with all debt covenants related to the term loans and line of credit with Citibank.

10. INCOME TAXES

The provision for income taxes for the three months ended September 30, 2023, and October 1, 2022, was 30.5% and 23.6% of pretax income, respectively. The provision for income taxes for the nine months ended September 30, 2023 and October 1, 2022, was 23.8% and 22.7% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products. The change in the comparable prior year quarter and year-to-date period is primarily due to an overall decrease in discrete tax benefits.

At September 30, 2023, the Company had an unrecognized tax benefit of $7.7 including accrued interest. If recognized, $1.8 of unrecognized tax benefit would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of September 30, 2023, is not considered material to the Company’s Consolidated, Unaudited Financial Statements.

The Company is currently under state audit and remains subject to income tax examinations in various state and foreign jurisdictions for tax years 2017-2022. The Company believes it has adequately reserved for income taxes that could result from any audit adjustments.

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

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. Compensation expense recognized for RSUs granted to employees totaled $6.5 and $5.6, respectively, for the nine months ended September 30, 2023, and October 1, 2022.

The Helios Technologies, Inc. Non-Employee Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2019 Plan or 2023 Plan, which vest over a one-year period. Directors were granted 13,809 and 13,137 RSUs during the nine months ended September 30, 2023, and October 1, 2022, respectively. The Company recognized director stock compensation expense on the RSUs of $1.0 and $0.3 for the nine months ended September 30, 2023, and October 1, 2022, respectively.

The following table summarizes RSU activity for the nine months ended September 30, 2023:

		Weighted Average
	Number of Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at December 31, 2022	217	$66.98
Granted	225	56.75
Vested	(94)	53.51
Forfeited	(44)	65.35
Nonvested balance at September 30, 2023	304	$63.78

Included in the nonvested balance at September 30, 2023, is 129,962 nonvested performance-based RSUs.

The Company had $10.8 of total unrecognized compensation cost related to the RSU awards as of September 30, 2023. That cost is expected to be recognized over a weighted average period of 1.8 years.

Stock Options

The Company has granted stock options with market-based exercise conditions to its officers. As of September 30, 2023, there were 68,000 unvested options and no vested unexercised options. The exercise price per share is $50.60, which is equal to the market price of Helios stock on the grant date. The options vest after achievement of defined stock prices and after the required service periods, which range from one to two years. These options have a 10-year expiration. The grant date fair value of the options was estimated using a Monte Carlo simulation.

The Company has also granted stock options with only time-based vesting conditions to its officers. As of September 30, 2023, there were 4,999 unvested options and 19,234 vested unexercised options. The exercise prices per share, which range from $35.04 to $55.03, are equal to the market price of Helios stock on the respective grant dates. The options vest ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model.

At September 30, 2023, the Company had $0.1 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 0.8 years. The Company recognized expense on the stock options of $1.3 and $0.1 for the nine months ended September 30, 2023, and October 1, 2022, respectively.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which U.S. employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom (“UK”), under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan. Employees purchased 32,004 shares at a weighted average price of $49.35, and 28,960 shares at a weighted average price of $54.29, under the ESPP and UK plans during the nine months ended September 30, 2023, and October 1, 2022, respectively. The Company recognized $0.4 and $0.3 of compensation expense during the nine months ended September 30, 2023, and October 1, 2022, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 31, 2022	$8.5	$(67.9)	$(59.4)
Other comprehensive loss before reclassifications	(2.6)	(7.6)	(10.2)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4.0	—	4.0
Tax effect	(0.4)	1.1	0.7
Net current period other comprehensive income (loss)	1.0	(6.5)	(5.5)
Balance at September 30, 2023	$9.5	$(74.4)	$(64.9)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 1, 2022	$(1.4)	$(47.6)	$(49.0)
Other comprehensive income (loss) before reclassifications	14.8	(59.7)	(44.9)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(1.1)	—	(1.1)
Tax effect	(3.2)	12.6	9.4
Net current period other comprehensive income (loss)	10.5	(47.1)	(36.5)
Balance at October 1, 2022	$9.2	$(94.7)	$(85.5)

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the nine months ended September 30, 2023, the unallocated costs totaled $29.1 and included certain corporate costs not deemed to be allocable to either business segment of $1.0, amortization of acquisition-related intangible assets of $24.7 and other acquisition and integration-related costs of $3.4. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

The following table presents financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales
Hydraulics	$132.0	$131.2	$432.1	$411.1
Electronics	69.4	76.0	210.1	278.3
Total	$201.4	$207.2	$642.2	$689.4
Operating income
Hydraulics	$18.4	$29.4	$73.3	$92.1
Electronics	4.2	11.0	23.8	51.8
Corporate and other	(8.8)	(9.6)	(29.1)	(27.3)
Total	$13.8	$30.7	$68.0	$116.6
Capital expenditures
Hydraulics	$4.5	$5.6	$19.5	$13.9
Electronics	1.3	2.9	6.0	8.0
Total	$5.8	$8.4	$25.5	$21.9

	September 30, 2023	December 31, 2022
Total assets
Hydraulics	$962.6	$874.8
Electronics	605.1	567.1
Corporate	22.9	21.8
Total	$1,590.6	$1,463.7

Geographic Region Information

Net sales are measured based on the geographic destination of sales to the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right-of-use assets. The following table presents financial information by region:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales
Americas	$115.1	$114.7	$351.9	$365.6
EMEA	44.5	49.0	158.9	175.0
APAC	41.8	43.5	131.4	148.8
Total	$201.4	$207.2	$642.2	$689.4

	September 30, 2023	December 31, 2022
Tangible long-lived assets
Americas	$145.8	$105.7
EMEA	33.9	33.1
APAC	18.3	17.7
Total	$198.0	$156.5

14. RELATED PARTY TRANSACTIONS

The Company sells inventory to an entity managed by a director of Helios. For the nine months ended September 30, 2023, and October 1, 2022, sales to the entity totaled $2.8 and $2.1, respectively. At September 30, 2023, and December 31, 2022, amounts due from the entity totaled $0.3 and $0.4, respectively.

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

Restructuring Activities

We continued our restructuring activities within our Hydraulics segment related to the creation of our two new Regional Operational Centers of Excellence ("CoE"). Facility expansion was completed in Mishawaka, Indiana, the Hydraulic Manifold Solutions CoE, which now includes the manifold machining and integrated package assembly operations from Sun Hydraulics, the integrated package business from Faster Inc., and incremental capacity to allow for Daman’s core organic growth. The quick release coupling (QRC) manufacturing transferred from Maumee, Ohio, to the cartridge valve technology location in Sarasota, Florida, which completes the Hydraulic Valve and Coupling Solutions CoE. While the majority of relocation efforts have been accomplished, there still remain additional transfers and integration and efficiency efforts underway in the fourth quarter of 2023.

Manufacturing and Operating Strategy Activities

Over the last couple years, we have presented the major areas for integration as we transform from being a holding company into an integrated operating company. We have developed the strategies and tactics and have several projects in various phases from ideation to execution. We started with the Electronics segment and then moved to the Hydraulics segment. We created manufacturing roadmaps with several programs, each of which might stretch over a couple of years, and are comprised of multiple projects that have clear structure and owners. Work is moving forward on multiple programs and projects simultaneously. This is a continuous improvement process that will drive efficiency and improvements across the business, and we are now doing this as an integrated operating company versus at the business unit level. Some of our recent notable activities include: the creation of our new Centers of Excellence, transferring some of the board assembly and wire harness production from our Tulsa location to our facility in Tijuana, adding capacity at our plants in Italy, India, Tijuana and Indiana, and constructing an automated warehouse at our Faster Italy location.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products increased 8% during the first nine months of 2023 while the U.S. index of orders of hydraulic products declined 4% during the same period. In Europe, the CEMA Business Barometer reported in October that the general business climate index for the European agricultural machinery industry remained in negative territory. The CEMA Barometer report added, this confirms that customers of manufacturers, the dealers, are not able to pass on their numerous orders to end customers causing a record high over-supply. The CECE (Committee for European Construction Equipment) recently reported that the business climate index continued its downturn in July and reached the lowest level in more than two and a half years. The CECE reported that the current level of incoming orders is below prior year levels and, specific to the European market, the order intake is decreasing substantially.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports third quarter 2023 sales of semiconductors and other electronics components continued to improve reaching higher levels than seen in recent years. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments were down 15% in September 2023 compared with the same month last year, however, PCB bookings were down 33% in September compared to the same month last year. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments and bookings were down 10% and 17%, respectively, in September 2023 compared with the same month last year. EMS shipments and bookings were also down 12% and 14%, respectively, in September 2023 compared with the previous month.

2023 Third Quarter Results and Comparison of the Three and Nine Months Ended September 30, 2023, and October 1, 2022

(In millions, except per share data)

The following is a discussion of our third quarter and first nine months of 2023 results of operations and liquidity and capital resources; comparisons are with the corresponding reporting periods of 2022, unless otherwise noted.

The following table presents our consolidated results of operations:

	Three Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales	$201.4	$207.2	$(5.8)	(2.8)%
Gross profit	$59.7	$69.3	$(9.6)	(13.9)%
Gross profit %	29.6%	33.4%
Operating income	$13.8	$30.7	$(16.9)	(55.0)%
Operating income %	6.9%	14.8%
Net income	$3.5	$20.4	$(16.9)	(82.8)%
Diluted net income per share	$0.11	$0.63	$(0.52)	(82.5)%

	Nine Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales	$642.2	$689.4	$(47.2)	(6.8)%
Gross profit	$206.5	$235.2	$(28.7)	(12.2)%
Gross profit %	32.2%	34.1%
Operating income	$68.0	$116.6	$(48.6)	(41.7)%
Operating income %	10.6%	16.9%
Net income	$34.1	$80.9	$(46.8)	(57.8)%
Diluted net income per share	$1.04	$2.48	$(1.44)	(58.1)%

Third quarter consolidated net sales declined $5.8, 2.8%. We experienced organic net sales decline of $19.1, 9.2%, which was offset partially by sales from acquisitions totaling $13.3. Sales were impacted by reduced demand for products in our mobile, marine, industrial and health and wellness end markets, offset partially by an increase to the off-road vehicles end market. Consolidated net sales were slightly up in the Americas region and down in the EMEA and APAC regions during the third quarter. Discrete impacts favorable to our third quarter organic sales included pricing changes of $3.6, 1.7%, and changes in foreign currency exchange rates of $2.2, 1.1%.

Constraints related to sourcing certain electronic and other components persisted but eased slightly during the third quarter. As of September 30, 2023, we estimate that approximately $11.2 of sales were delayed into future quarters due to the supply shortages.

Consolidated net sales for the year-to-date period were lower by $47.2, 6.8%. Acquisition-related sales for the first three quarters of 2023 totaled $43.4 and organic sales declined $90.6, 13.1%. Sales were impacted most by reduced demand for products in our health and wellness end market, which continues to be below the prior year. Sales in this end market were previously strengthened by the pandemic as consumers invested in health and leisure products. Other declines include sales into the industrial, marine and mobile end markets, offset partially by increases in the off-road vehicles and agriculture end markets. Consolidated net sales were down in all regions in the year-to-date period. Discrete impacts to our year-to-date organic sales included pricing changes that were favorable by $16.2, 2.3%, and changes in foreign currency exchange rates that were unfavorable by $1.6, 0.2%.

Third quarter gross profit decreased $9.6, 13.9%, driven by lower volume, the unfavorable margin profile of acquired businesses which generally have higher cost of sales and lower selling, engineering and administrative expenses (“SEA”), higher restructuring costs of $1.4 and higher wage and benefit costs of $1.0, partially offset by pricing and favorable foreign currency impacts of $0.4. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, decreased by 140 basis points primarily from segment and product mix. Gross margin declined by 380 basis points, impacted by lower fixed costs leverage on lower volume and cost impacts noted above.

Gross profit for the year-to-date period decreased $28.7, 12.2%. This was attributable to lower volume, the unfavorable margin profile of acquired businesses, higher restructuring costs of $3.3, higher wage and benefit costs of $1.1 and unfavorable foreign currency of $0.6, partially offset by pricing. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, decreased by 20 basis points primarily from segment and product mix. Gross margin declined by 190 basis points, impacted by lower fixed costs leverage on lower volume and cost impacts noted above.

Third quarter operating income as a percentage of sales declined 790 basis points to 6.9%. In addition to the gross margin level changes, amortization expense on acquired intangible assets increased by $1.4 due to our 2022 and 2023 acquisitions. SEA expenses also increased by $6.0, mainly from acquisitions, higher restructuring costs of $1.6, higher wage and benefit costs of $1.3 and increased research and development (R&D) investment for new product development of $0.7.

Operating income for the year-to-date period as a percentage of sales decreased 630 basis points to 10.6%. In addition to the gross margin level changes, amortization expense on acquired intangible assets increased by $4.1 due to our 2022 and 2023 acquisitions. SEA expenses were also up by $15.7, mainly from acquisitions, higher restructuring of $2.0, higher wage and benefit costs of $4.7 and increased R&D for investment related to new product development of $1.3. Other increases included officer transition costs of $0.6, professional fees of $0.5 and board of director fees of $0.5.

Net interest expense increased by $4.6 to $8.7 in the third quarter of 2023. Average net debt increased to $510.8 during the third quarter of 2023 compared with $399.2 during the third quarter of 2022. Year-to-date net interest expense totaled $22.6, an increase of $10.9. Average net debt for the year-to-date period increased to $455.9 compared with $418.6 during the prior year period. In addition to higher interest rates in the current year, average net debt balances increased with the acquisitions of Daman in September 2022, Schultes in January 2023 and i3 in May 2023.

The provision for income taxes for the third quarter of 2023 was 30.5% of pretax income compared to 23.6% for the prior year third quarter. The year-to-date provision was 23.8% and 22.7% of pretax income for 2023 and 2022, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products. On August 16, 2022, the Inflation Reduction Act was enacted into law, and includes, among other things, a new 15% minimum tax and 1% excise tax on stock repurchases after December 31, 2022. These tax law changes have no immediate material effect and are not expected to have a material impact on our future financial results, we will continue to evaluate its impact as further information becomes available.

SEGMENT RESULTS

Hydraulics

The following table presents the results of operations for the Hydraulics segment:

	Three Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales	$132.0	$131.2	$0.8	0.6%
Gross profit	$41.1	$46.5	$(5.4)	(11.6)%
Gross profit %	31.1%	35.4%
Operating income	$18.4	$29.4	$(11.0)	(37.4)%
Operating income %	13.9%	22.4%

	Nine Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales	$432.1	$411.1	$21.0	5.1%
Gross profit	$140.7	$146.8	$(6.1)	(4.2)%
Gross profit %	32.6%	35.7%
Operating income	$73.3	$92.1	$(18.8)	(20.4)%
Operating income %	17.0%	22.4%

Third quarter net sales for the Hydraulics segment increased by $0.8, 0.6%. We experienced organic net sales decline of $10.2, 7.8%, which was offset by acquisition sales totaling $11.0. Sales in the third quarter to the mobile and industrial end markets were down compared to the prior year-period, in addition to a slight decline noted in the agricultural end market. Discrete impacts favorable to our third quarter organic sales included pricing changes of $2.4, 1.8%, and changes in foreign currency exchange rates of $2.2, 1.7%.

As of September 30, 2023, we estimate that approximately $7.8 of Hydraulics segment sales were delayed into future quarters due to supply shortages.

Year-to-date net sales for the Hydraulics segment increased by $21.0, 5.1%. We experienced organic net sales decline of $18.9, 4.6%, and acquisition sales totaled $39.9. Year-to-date sales to the mobile and industrial end markets contracted, while sales to the agricultural markets improved. Discrete impacts to our year-to-date organic sales included pricing changes that were favorable by $12.4, 3.0% and changes in foreign currency exchange rates that were unfavorable by $1.3, 0.3%.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment:

	Three Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change
Americas	$55.7	$49.7	$6.0	12.1%
EMEA	38.8	41.3	(2.5)	(6.1)%
APAC	37.5	40.2	(2.7)	(6.7)%
Total	$132.0	$131.2

	Nine Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change
Americas	$174.2	$142.7	$31.5	22.1%
EMEA	139.5	143.2	(3.7)	(2.6)%
APAC	118.4	125.2	(6.8)	(5.4)%
Total	$432.1	$411.1

Regional sales performance in the third quarter compared to the prior year quarter was driven by:

Americas - pricing and our recent acquisitions contributed to a 12.1% increase

EMEA - excluding favorable changes in foreign currency rates of $2.8, sales were down $5.3, 12.8%, primarily from softer demand in the region

APAC - excluding unfavorable changes in foreign currency rates of $0.6, sales declined $2.1, 5.2%, from softer demand in the region

Regional sales performance in the year-to-date period compared to the prior year period was driven by:

Americas - pricing and our recent acquisitions contributed to a 22.1% increase

EMEA - excluding favorable changes in foreign currency rates of $1.6, sales declined $5.3, 3.7%, from softer demand in the region

APAC - excluding unfavorable changes in foreign currency rates of $2.9, sales declined $3.9, 3.1%, from softer demand in the region

Third quarter gross profit declined $5.4, 11.6%, from volume while gross margin declined by 430 basis points, primarily from unfavorable margin profile of acquired businesses, $1.7 of increased restructuring costs comprised of labor costs, travel and other expenses associated with the manufacturing relocation, partially offset by pricing noted above and $0.3 favorable change in foreign currency exchange rates. Material costs as a percentage of sales decreased by 310 basis points, excluding pricing changes and acquisition-related sales.

Year-to-date gross profit declined $6.1, 4.2%, from volume while gross margin declined by 310 basis points, primarily from the unfavorable margin profile of acquired businesses, $3.6 of increased restructuring costs comprised of labor costs, travel and other expenses associated with the manufacturing relocation, $0.7 of unfavorable change in foreign currency exchange rates, partially offset by pricing amounts noted above. Material costs as a percentage of sales increased by 170 basis points, excluding pricing changes and acquisition-related sales.

Operating income as a percentage of sales declined 850 basis points to 13.9% in the third quarter of 2023. SEA expenses went up by $5.6, mainly due to acquisitions and corporate activities. Other increases were for restructuring activities of $0.9, higher wage and benefit costs of $0.2, professional fees of $0.2 and R&D costs of $0.4, which were primarily for new product development activities.

Year-to-date operating income as a percentage of sales decreased 540 basis points to 17.0%. SEA expenses went up by $12.7, mainly due to acquisitions and higher wage and benefit costs of $1.2 for merit increases, market adjustments and corporate activities. Other increases were for restructuring activities of $1.3, professional fees of $0.7 and R&D costs of $0.8.

In the third quarter of 2023, the Company experienced aggregate losses related to a fire and a weather-related incident at one of its manufacturing locations in Italy resulting in the shut-down of operations for a period of time and disruption in production as recovery efforts ensued. Impacted operations have been restored. There are insurance claims open related to these incidents and the Company is working closely with the insurance carrier to assess the claims and evaluate potential recoveries. Losses from damage to the building, equipment and supplies have been fully offset by probable insurance recoveries, which represents anticipated insurance proceeds not in excess of the associated losses, for which receipt has been deemed probable. Any recoveries in excess of losses incurred will be recognized when all contingencies related to the claim have been resolved.

Electronics

The following table presents the results of operations for the Electronics segment:

	Three Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales	$69.4	$76.0	$(6.6)	(8.7)%
Gross profit	$18.6	$22.8	$(4.2)	(18.4)%
Gross profit %	26.8%	30.0%
Operating income	$4.2	$11.0	$(6.8)	(61.8)%
Operating income %	6.1%	14.5%

	Nine Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change
Net sales	$210.1	$278.3	$(68.2)	(24.5)%
Gross profit	$65.8	$88.4	$(22.6)	(25.6)%
Gross profit %	31.3%	31.8%
Operating income	$23.8	$51.8	$(28.0)	(54.1)%
Operating income %	11.3%	18.6%

Third quarter net sales for the Electronics segment declined $6.6, 8.7%. We experienced organic net sales decline of $8.9, 11.7%, which was partially offset by acquisition sales of $2.3. Compared to the prior year period, third quarter sales in the health and wellness, marine and industrial machinery end markets declined, while sales to the off-road vehicles end market increased. Demand in our health and wellness end market continued to decline compared to the prior year, which was strengthened by the pandemic as consumers invested in health and leisure products. Orders for health and wellness are down in the third quarter 2023 compared to the second quarter 2023 but up over the third quarter 2022. Discrete impacts to our third quarter sales included pricing changes that were favorable by $1.2, 1.6%.

As of September 30, 2023, we estimate that approximately $3.4 of Electronics segment sales were delayed into future quarters due to supply shortages.

Year-to-date net sales for the Electronics segment declined $68.2, 24.5%. We experienced organic net sales decline of $71.7, 25.8%, which was partially offset by acquisition sales of $3.5. In the year-to-date period, lower demand in the health and wellness end market was the primary driver of the sales decline, while the marine market also experienced a notable decline. This was partially offset by improvement in the mobile and off-road vehicles end markets. Discrete impacts to our year-to-date sales included pricing changes that were favorable by $3.8, 1.4%, partially offset by unfavorable changes in foreign currency exchange rates of $0.3.

The following table presents net sales based on the geographic region of the sale for the Electronics segment:

	Three Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change
Americas	$59.4	$65.0	$(5.6)	(8.6)%
EMEA	5.7	7.7	(2.0)	(26.0)%
APAC	4.3	3.3	1.0	30.3%
Total	$69.4	$76.0

	Nine Months Ended
	September 30, 2023	October 1, 2022	$ Change	% Change
Americas	$177.7	$222.9	$(45.2)	(20.3)%
EMEA	19.4	31.8	(12.4)	(39.0)%
APAC	13.0	23.6	(10.6)	(44.9)%
Total	$210.1	$278.3

Lower sales in the industrial and recreation end markets, as well as the reduced demand in the health and wellness end market, contributed to the decline in sales across the Americas and EMEA regions in the third quarter. Lower sales in the industrial end market, as well as the reduced demand in the health and wellness end market, also contributed to the decline in sales across all regions in the year-to-date periods.

Third quarter gross profit decreased $4.2, 18.4%, due to the lower sales volume. Gross margin declined by 320 basis points to 26.8% as pricing and favorable sales mix were not able to offset higher material costs and reduced leverage of our fixed cost base on the lower sales. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, increased in the third quarter by 200 basis points due to higher material inflationary costs, partially offset by a favorable sales mix.

Year-to-date gross profit decreased $22.6, 25.6%, due to the lower sales volume. Gross margin declined by 50 basis points to 31.3% as a favorable sales mix and pricing were not able to offset the reduced leverage of our fixed cost base on the lower sales. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, decreased in the first three quarters of 2023 by 210 basis points primarily due to a favorable sales mix.

SEA expenses increased by $2.6, 22.0%, in the third quarter of 2023, primarily from acquisitions and wages and benefits of $1.1 for the rolling impact of previous merit increases, market adjustments and new hires for investments in engineering, sales and corporate activities.

Year-to-date SEA expenses increased by $5.4, 14.8%, primarily from acquisitions and wages and benefits of $3.4 for merit increases, market adjustments and new hires for investments in engineering, sales and corporate activities.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the third quarter of 2023, these costs totaled $8.8 for: amortization of acquisition-related intangible assets of $8.2, $0.5 related to our acquisition and integration activities and $0.1 for officer transition costs. Compared to the third quarter of 2022, these costs decreased by $0.8, primarily from the net impact of other acquisition and integration activities and acquisition-related amortization. Year-to-date, corporate and other costs totaled $29.1 for: amortization of acquisition-related intangible assets of $24.7, $3.4 related to our acquisition and integration activities and $1.0 for officer transition costs. Compared to the 2022 year-to-date period, corporate and other costs increased by $1.8, primarily from the net impact of other acquisition and integration activities and acquisition-related amortization.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital are cash generated from operations and borrowings on our credit facilities to fund acquisitions. During the first nine months of 2023, cash provided by operating activities totaled $50.2. At the end of the third quarter, we had $35.2 of available cash and cash equivalents on hand and $183.3 of available credit on our revolving credit facilities. We also have a $300.0 accordion feature available on our credit facility, subject to certain pro forma compliance requirements, intended to support potential future acquisitions.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Nine Months Ended
	September 30, 2023	October 1, 2022	$ Change
Net cash provided by operating activities	$50.2	$74.2	$(24.0)
Net cash used in investing activities	(144.5)	(85.2)	(59.3)
Net cash provided by financing activities	85.7	15.5	70.2
Effect of exchange rate changes on cash and cash equivalents	0.1	3.7	(3.6)
Net (decrease) increase in cash and cash equivalents	$(8.5)	$8.3	$(16.8)

Cash on hand decreased $8.5 in the first three quarters of 2023 to $35.2 as of September 30, 2023. Changes in exchange rates during the nine months ended September 30, 2023, did not have a significant impact on cash and cash equivalents. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Year-to-date cash from operations declined by $24.0 to $50.2. Cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) decreased by $31.1 in the first three quarters of 2023 compared to the same period in 2022. Included in current year cash earnings is $2.7 related to a payment made on the contingent consideration liability from the NEM acquisition, which was required to be included in operating cash flows for the period as the total payments exceeded the acquisition date fair value of the liability. Changes in net operating assets and liabilities improved cash flow by $7.3, compared to the prior year period, primarily from favorable cash flows from accounts receivable and inventories. Investments in inventory reduced cash by $14.4 and $19.7 in the first three quarters of 2023 and 2022, respectively. Days of inventory on hand increased to 133 days as of September 30, 2023, compared with 118 days as of October 1, 2022. The increase is primarily due to the decline in sales to the health and wellness end market. We have higher inventory than needed for current sales levels to that end market. Changes in accounts receivable reduced cash by $1.5 and $2.9 in the first three quarters of 2023 and 2022, respectively. Days sales outstanding increased slightly to 59 days as of September 30, 2023, compared with 58 days as of October 1, 2022, as our collection patterns remain largely consistent with the prior period.

Investing activities

Cash used in investing activities totaled $144.5 in the first three quarters of 2023, compared to cash used of $85.2 in the first three quarters of the prior year. Cash paid, net of cash acquired, for our acquisitions in the first three quarters of 2023 totaled $114.8.

Capital expenditures totaled $25.5, 4.0% of sales, for the first three quarters of 2023, an increase of $3.6 over the prior year comparable period. Capital expenditures for 2023 are forecasted to be approximately 4%-5% of sales, for investments in machinery and equipment for capacity expansion projects, improvements to manufacturing technology and maintaining/replacing existing machine capabilities.

Financing activities

Net cash provided by financing activities totaled $85.7 during the first three quarters of 2023, compared with cash provided of $15.5 in the prior year period. Cash paid for acquisitions in 2023 was primarily financed with borrowings on our credit facility; borrowings, net of repayments, during 2023 totaled $100.4. In 2022, borrowings, net of repayments, totaled $27.9.

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

During the third quarter of 2023, we declared a quarterly cash dividend of $0.09 per share payable on October 20, 2023, to shareholders of record as of October 5, 2023. The declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the board of directors.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

Inflation and Supply Chain

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

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any changes made during the first nine months of 2023, are disclosed in Note 2 to the Consolidated, Unaudited Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. There were no material changes during the nine months ended September 30, 2023.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

10.1

Advisory and Transition Services & Release Agreement between the Company and Tricia Fulton, dated July 17, 2023 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 18, 2023, and incorporated herein by reference).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2023	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Sean Bagan
Sean Bagan
Chief Financial Officer (Principal Financial and Accounting Officer)