Form 10-K
period 2023-12-30
HELIOS TECHNOLOGIES, INC.
filed 2024-02-27
CIK 1024795

5.un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________

Commission file number 001-40935

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

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $2,167,284,868.

The Registrant had 33,116,551 shares of common stock, par value $.001, outstanding as of February 16, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be held June 6, 2024, which is expected to be filed with the Securities and Exchange Commission on or about April 23, 2024, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Helios Technologies, Inc.

INDEX

For the year ended

December 30, 2023

PART I

ITEM 1. BUSINESS

Our Business

Overview and Strategy

Helios Technologies, Inc. (“Helios,” the “Company,” “we,” “us” or “our”), and its wholly owned subsidiaries, is a global leader in highly engineered motion control and electronic controls technology for diverse end markets, including construction, material handling, agriculture, industrial, mobile, energy, recreational vehicles, marine, and health and wellness.

We operate under two business segments: Hydraulics and Electronics. The Hydraulics segment designs and manufactures hydraulic motion control and fluid conveyance technology products, including cartridge valves, manifolds, quick release couplings as well as engineers hydraulic solutions and in some cases complete systems. The Electronics segment designs and manufactures customized electronic controls systems, displays, wire harnesses, and software solutions for a variety of end markets.

During 2021, we augmented our strategy to transform our business from a holding company to a global integrated operating company. At that same time, we introduced the framework of the Helios Business System, “HBS” (pictured below), which is at the heart of all we do. We are accomplishing this transformation into a global integrated operating company by leveraging sales, marketing, innovation, customer relationships and operational excellence across all our businesses. Our progress to date, through a very complex macro operating environment, is a direct reflection of the commitment of our talented workforce executing our augmented strategy.

Our trusted global brands deliver technology solutions that ensure safety, reliability, connectivity and controls. The outer ring of the HBS is our mission - the four key mission pillars we believe will deliver growth, diversification and market leading financial performance as we develop into a more sophisticated, globally oriented, customer-centric and learning-based organization. These are:

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

We continue to explore acquisition opportunities as a way to accelerate growth in line with our history of acquiring companies with niche technologies, as well as strong profitability. Our acquisition strategy includes bolt-on flywheel acquisitions and transformational acquisitions. In addition to looking for strong management teams and good cultural fit, the objective of our acquisition strategy is to enhance Helios by:

•
Growing our current product portfolio or adding new technologies and capabilities that complement our current offerings;
•
Expanding geographic presence;
•
Bringing new customers or markets;
•
Meeting growth and profitability goals; and
•
Leveraging operational synergies and earnings accretion.

To support the execution of our strategy, our financial strategy is oriented around delivering industry leading operating margins, a strong balance sheet and sufficient financial flexibility to support organic and acquisitive growth while continuing to sustain our longstanding history of over twenty-six years of dividend payments.

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

Acquisitions

Over the last three years under our augmented strategy, we have added to our portfolio of niche technologies through acquisitions:

•
In January 2021, we acquired all of the assets of BJN Technologies, LLC, an innovative engineering solutions provider, and formed the Helios Center of Engineering Excellence, LLC (“HCEE”). This allowed us to centralize our innovation and technology advancements to better leverage Helios’ product portfolio and global talent.
•
In July 2021, we completed the acquisition of NEM S.r.l. (“NEM”), an innovative hydraulic solutions company providing customized material handling, construction, industrial vehicle and agricultural applications to its global customer base, predominantly in Europe and Asia. Located in northern Italy’s Emilia Romagna region, one of the world’s most innovative and technology-friendly areas in the hydraulics industry, NEM enhances Helios’ electro-hydraulic product offering, provides geographic expansion and adds scale to address new markets. NEM enables us to grow our original equipment manufacturer (“OEM”) business throughout the world by leveraging their strong brand name in the Cartridge Valve Technology (“CVT”) OEM markets in Europe. They also add SAE Cavity Cartridge Valves (SAE-CVT), Parts-in-Body valves (PiB), and Directional Control Valves (DCV) to the Helios Hydraulics segment product portfolio.
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
•
In September 2022, we completed the acquisition of Daman Products Company, headquartered in Mishawaka, Indiana. Daman is a leading designer and manufacturer of standard and custom precision hydraulic manifolds and other fluid conveyance products for its customer base, predominantly in North America. The acquisition of Daman expands the Company's technologies and markets and provides an opportunity to produce integrated package offerings with multiple Helios brands. In 2022, we announced that through an expansion of the Daman campus in Mishawaka, Indiana, Helios would form the Hydraulic Manifold Solutions Center of Excellence for North America. This facility became fully operational in the fourth quarter of 2023 and houses the manifold machining and integrated package assembly operations from Sun Hydraulics, the integrated package business from Faster and expands Daman’s capacity for core organic growth.

We continued to execute on our acquisition strategy with two more flywheel acquisitions in 2023:

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
•
In May 2023, we completed the acquisition of i3 Product Development (“i3”). i3 is a custom engineering services firm, with over 55 engineers specializing in electronics, mechanical, industrial, embedded and software engineering. i3 specializes in working to transform customer’s ideas into industrial design solutions through rapid prototyping and creating 3D models in-house. Their solutions are used across many sectors, including medical, off-highway, recreational and commercial marine, power sports, health and wellness, agriculture, consumer goods, industrial, sports and fitness.

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

Hydraulics

We are evolving how we classify the key technologies within our Hydraulics segment into two categories based on Hydraulic system architecture: motion control technology (“MCT”) and fluid conveyance technology (“FCT”). MCT includes components used to control the flow and pressure of fluids in a system. FCT includes components used to convey fluids and fluid power through a system and are designed to grant maximum flexibility of design and reliability. MCT includes our cartridge valve technology (“CVT”) where we pioneered a fundamentally different design platform employing a floating nose construction that results in a self-alignment characteristic. This design provides better performance and reliability advantages compared with most competitors’ product offerings. Our cartridge valves are offered in several size ranges and include both electrically actuated and hydro-mechanical products. They are designed to be able to operate reliably at higher pressures than most competitors, making them equally suitable for both industrial and mobile applications.

Hydraulic systems are increasingly taking signals from on-board electronic control systems, making it necessary for hydraulic products to be capable of digital communication. In response to this we have aggressively expanded our CVT offering of electrically actuated cartridge valves for both the mobile and industrial hydraulics markets and gained significant technology advancements in electro-hydraulic products in addition to parts-in-body and directional control valves with the acquisition of NEM.

Additionally, our CVT ecoline™ family is a collection of products focused on increasing the energy efficiency of hydraulic systems. Also, an aggressive segment of new product development that focuses on disruptive technology is yielding results with the announcement of the ENERGEN™ product. ENERGEN™ is the first hydraulic cartridge valve with the capability to convert hydraulic flow into electrical power. The Sun Common line was introduced in 2022 to offer products better positioned for simpler, lower pressure applications.

Our FCT products transfer hydraulic fluid from one point to another. FCT includes our quick release couplings (“QRC”) products, which allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Quick connection of multiple hydraulic lines can be accomplished through the use of our casting solution or our signature MultiFaster® product line. In particular, the simultaneous connection of several lines granted by our Multifaster® is an important feature in many applications and allows for dramatic reduction of connection time, even when the system is under pressure, and completely removes the risk of incorrect connections and related hazards for the equipment and the operators. We design, engineer and distribute hydraulic coupling solutions primarily in the agriculture, construction equipment and industrial markets. In 2021, our QRC subsidiary, Faster S.r.l, was selected as a recipient of the John Deere Supplier Innovation Award for 2020, for its multi-connection couplings with integrated valve system. The award was presented to a select group of Suppliers who demonstrated innovation in a product or service they provide to John Deere. Award selections are based on four factors: creativity, feasibility, collaboration and bottom-line impact. In synergy with our Sun Hydraulics LLC business, our engineering teams have combined the advantages and features of MultiFaster® and Sun electro-hydraulic cartridge valves into an integrated manifold, reducing complexity and increasing reliability of the hydraulic circuit as a result. In 2022, Faster won the Systems and Components Trophy – Engineers Choice from DLG for its innovative Faster ABC electronic hydraulic hose coupling. DLG recognizes components or systems with novel or significantly improved concepts that can make a significant contribution to the development and production of agricultural machinery and other off-highway machinery.

We believe our recent strategic acquisitions have expanded our addressable markets by gaining know-how and intellectual property, which grant us access into industrial multi-connections, mostly automatically actuated, in fields like steel mills, automotive engine test beds, aeronautics and plastic injection. These multi-connections are typically custom designed for a particular application and handle not just hydraulic, but also various process fluids and electrical signals of low, medium and high voltage. In addition, the Taimi acquisition was a bolt-on technology that we believe fits well with our coupling offerings. Taimi developed a hose line accessory with innovative technology granting superior life and performance, not just for the swivel itself but effectively expanding the hose life by up to ten times in heavy duty applications where hose bending and torsion under severe pressure conditions are normal. This expanded our market reach into mining, forestry equipment and high-end sailing solutions.

Many of the current Faster, Taimi, Sun and NEM brand products can be easily combined to form an integrated hydraulic circuit, or system, of high technological content.

These circuits and systems provide engineered solutions that combine manifolds, CVT and QRC technology and allow users enhanced control of existing equipment, providing a competitive advantage and opportunities for higher margin. The systems we design and manufacture:

•
may include electro-hydraulic, remote control, electronic control, hydraulic machine control and human-machine interface (“HMI”) display interfaces;
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

As an innovative manufacturer of electronic controls and displays, we serve a variety of markets including off-highway, recreational marine, powersports and specialty vehicles, agriculture, water pumping, power generation, engine-driven industrial equipment, and health and wellness. We partner directly with OEMs and support a worldwide network of authorized distributors and systems integrators. We make significant investments to garner an intense understanding of unique applications to solve complex system challenges.

Our focus is on creating customized systems that solve complex problems for niche mid-market volume customers. This allows us to target customers or industries that see value in this level of integration, and as a result, our product list contains a wide variety of OEM applications. Product categories include traditional mechanical and electronic gauge instrumentation, plug and go CAN-based instruments, robust environmentally sealed controllers, hydraulic controllers, pumps and water flow systems, engineered panels, process monitoring instrumentation, printed circuit board assembly and wiring harness design. Our technologies can be used in both mobile (DC power applications), as well as fixed (AC power applications), enabling us to provide products and services across a broad base of applications.

Our PowerView™ and next generation OpenView™ lines of LCD displays offer our customers the ability to work with our engineering teams to specify and utilize customized software and graphics for their electronics solutions. Our OpenView™ displays include the same robust features and quality of our PowerView™ displays while also allowing our customers the ability to use open source Linux-based operating system and various software development tools to create their own graphics and custom applications for their electronics solutions making implementation of OpenView™ products more adoptable and flexible for our customers. All of our displays offer easy-to-read, bonded LCD graphical interfaces with the industry's best viewability, even in direct sunlight or harsh weather conditions, and the ability to withstand a wide ambient temperature range. We believe our user friendly software configuration tools allow engineers and non-engineers alike to create customized systems to solve complex problems on their equipment making the user experience more seamless.

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

Technology and Innovation

In 2021, we established the Helios Center of Engineering Excellence (“HCEE”) to serve both the Electronics and Hydraulics segments of Helios. HCEE plays an important role in protecting the business, market diversification, globalization and innovation of products and developing talent. Importantly, HCEE advances ongoing joint product development efforts to address the megatrend of the electrification of machines.

HCEE teams work cross functionally between the segments where engineers in the Electronics segment bring expertise to enable electrification of products and systems within the Hydraulics segment. While the core technology of our products has been critical to our Company’s historical success and will remain important in the future, we see significant opportunities to develop innovative technology encompassing both the Hydraulics and Electronics segments to create new products to address future market trends and further diversify our end markets.

Manufacturing

Strategy

As part of our transformation to an integrated operating company, we have developed a unified operations strategy across the companies in our Electronics and Hydraulics segments. This strategy leverages the breadth of our global footprint and depth of our manufacturing capabilities.

In support of our mission to “Think and Act Globally”, we are driving “in the region, for the region” manufacturing to better align supply chain and manufacturing value streams with customers geographically to shorten lead times, reduce inventory, optimize costs, and mitigate global supply risks. Established manufacturing centers provide scale in North America, and we continue to expand centers in both Asia and Europe to meet growing global demand. Manufacturing locations in the U.S., Canada, Mexico, Italy, Germany, South Korea, China and India provide a range of manufacturing options.

Our factory and supplier management is grounded in a people first approach that leverages the talents of our diverse global operations team. All global sites operate to high standards of stewardship and social responsibility.

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

Electronics

We offer a wide range of advanced electronics manufacturing capabilities that deliver integrated electronic control solutions to diverse end markets. Manufacturing value streams incorporate high speed surface mount technology (“SMT”), production lines with 3D solder paste inspection, 3D automated optical inspection and x-ray inspection to ensure quality and process control. Multipoint functional testing is conducted to ensure quality control of assembled products. Products are serialized and test data is captured against serial numbers and stored in a manufacturing execution system (“MES”) database for product traceability.

Our culture of continuous improvement and people first approach spans across both segments. Structured programs ensure our supply chains comply with Conflict Minerals standards.

Sales and Marketing

In 2023, no single customer made up more than 5% of consolidated net sales across the Company.

Strategy

One of the key drivers of future growth for both the Electronics and Hydraulics segments is our system sale approach that leverages electronic and hydraulic solutions from our trusted brands. While always protecting our existing business, we will provide strategic OEM partners with “system solutions” that ensure the safety, reliability, connectivity and control of their applications.

Our two segments are comprised of approximately 125 direct sales and application specialists serving our customers’ needs. We will continue to use this long successful approach while augmenting our strategy by pursuing system sales at key global OEM’s to drive growth.

We will accelerate promotion of the Helios brand through system sales while remaining focused on our well-established operating brands.

Hydraulics

In 2023, 68% of Helios’ sales were derived from the Hydraulics segment. Our 2023 Hydraulics segment sales were distributed fairly evenly among our three major geographic regions with 42% to the Americas, 31% to Europe, the Middle East and Africa (“EMEA”) and 27% to Asia Pacific (“APAC”).

We market and sell hydraulic products and engineered solutions through value-add distributors and directly to OEMs. Our global channel partner network includes representation in many industrialized markets, and approximately 46% of segment sales are attributed to our channel partners who generally combine our products with other hydraulic components to design a complete hydraulic system. Sales direct to OEMs for integration in their machines make up the remaining 54%. We rely heavily on our distribution network in the U.S., while in the EMEA and APAC regions, sales are split more evenly between OEMs and distributors. Technical support is provided by local sales and application experts based in each region.

Electronics

Electronic products are sold globally to OEM customers, distributors and system integrators. OEM sales constituted 75% of total Electronics segment sales in 2023. Building strong, lasting partnerships with OEMs is a priority. We rely on direct customer contacts to stimulate demand for our products. We work closely with our OEM customers to design and deliver innovative and reliable products for specific applications. Our hardware and software products are designed and modified with the customer utilizing our extensive application knowledge to create unique system level products that cannot be easily replaced by simply switching out components. Customer service support and an in-house technical service department is available before, during and after the initial sale to create sustainable partnerships with our customers. Current OEM customers continue to specify our products in new projects based on the high level of engagement, quality products and delivery performance.

Our OEM sales team collaborates with large OEMs, whereas the distributor sales team works with an expanding number of distributors of varying sizes. Over the last few years, we restructured our sales teams to create a more dedicated focus on distributor sales. Overall, approximately 25% of 2023 segment sales were derived from independent authorized distributor channel partners.

We continue to execute on our strategic initiative to further diversify our channels to market and end markets served. In addition to acquisitions such as Balboa and Joyonway, this effort includes the development of new partners globally. These efforts assist in our ability to diversify our global customer base, allowing us to grow more quickly, diversify the end-markets we serve and expand our customer base.

Our new product initiatives in the Electronics Segment are focused on general market products that will require less customization by our engineering teams and provide a quicker sales cycle, making it easier for the products to be utilized in multiple new end markets and OEM applications.

Geographically, our 2023 Electronics segment sales represented 84% to the Americas, 9% to EMEA and 7% to APAC. There is a well-defined initiative to grow sales in EMEA and APAC as part of our growth strategy. Additionally, synergies identified at the time of acquisition utilize customer relationships from the Hydraulics segment to create pull through of electronic products, and joint product development has created additional sales opportunities for both segments. The systems sales approach will further drive pull through between the segments.

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

Electronics

Competition within the electronics market is very broad with competitors ranging from large multinational companies with full electronics offerings, such as Continental and Garmin, to small niche companies that specialize in one product type. Enovation Controls is a niche player in the displays, controllers, gauges and instrumentation panel markets. Balboa Water Group is a niche player providing single source control and water flow systems in the health and wellness industry.

The market for products designed and manufactured by Enovation Controls is relatively fragmented with approximately the top five companies comprising the majority of the market, mostly servicing the automotive space. Enovation Controls differentiates itself through product quality, ruggedness, customization ability and service with a focus on mid-sized niche markets that are not well served by the large competitors. Our engagement and speed to market set us apart from larger competitors.

Balboa Water Group, including Joyonway, is the largest supplier of integrated end-to-end solutions for the therapy and wellness spa and bath market and is the only supplier capable of providing the full spectrum of components, from controls and displays to pumps and jets. By providing integrated architecture of hardware and software that is customized to match specific OEM products, Balboa Water Group creates a value proposition making it difficult to easily switch suppliers.

Our overall position in our key markets is defensible due to high barriers to switching suppliers, such as up-front engineering and programming costs and positive perceptions among core customers on key selection criteria, including quality and service.

Human Capital

We consider our employees as essential contributors to our success. Our primary emphasis is on acquiring and keeping talented individuals, fostering their growth through initiatives that not only improve technical expertise but also bolster leadership, communication, and collaboration skills. These efforts contribute to cultivating a high-performance, team-oriented culture at Helios. We are dedicated to building an inclusive workforce, and our commitment to shared values such as accountability, integrity, inclusion, innovation, and leadership creates an inviting environment for our colleagues and their ideas.

At the end of our 2023 fiscal year, we employed approximately 2,700 colleagues worldwide. Approximately 57% of our employees are located in the Americas region, 27% in the EMEA region and 16% in APAC. In addition, we have a committed service agreement with a third party that currently supports nearly 430 jobs in Mexico and serves as an integral part of our supply chain. The number of jobs available in Mexico through the third party is flexible based on demand within the markets we serve. We also hire consultants, independent contractors and temporary workers as needed to augment our workforce.

Our employees align themselves with our Shared Values and Code of Business Conduct and Ethics. The Company, in conjunction with its workforce, is committed to the principle that respect for others involves recognizing the dignity of every individual and embracing global diversity. Helios is steadfast in its dedication to maintaining a workplace free from discrimination and harassment, actively advocating for diversity in both hiring and employment practices. Our leadership and employees are unwavering in their commitment to "doing the right thing by living with integrity," which extends to caring for communities worldwide and the individuals within our employ.

We shape our people strategy by prioritizing employee engagement to foster talent growth, enhance the overall employee experience, and leverage technology for the attraction, retention, and development of the future workforce. Our commitment to talent development is evident through various programs implemented across our business units. Among these initiatives is our launch of The 6 Types of Working Genius training rolled out across each of our segments. This program is aimed at identifying better ways for our colleagues to understand their gifts, frustrations, and how to leverage them within their own teams or projects they are on. We will continue to cascade this framework down throughout the organization, nurturing a common language across the globe. We remain steadfast in continually improving our Career Development Program (CDP), designed to target recent college graduates, and working students. The CDP offers genuine job rotations, strategically cultivating future leaders in essential business disciplines. Furthermore, both segments actively engage in summer internships, forge partnerships with local educational institutions, and provide ongoing training and upskilling opportunities. Throughout 2023, we successfully launched our global talent management system. This system encompasses Helios' performance management, learning management, and career development initiatives. In accordance with our strategic objectives, it is imperative that we persist in cultivating, accelerating, and elevating talent throughout the entire organization.

We are dedicated to ensuring the safety of our employees. Each entity upholds environmental, health, and safety policies aimed at fostering the operation of our business in a manner that safeguards the health and well-being of the public and our workforce. Many of our businesses feature onsite medical clinics catering to employees and their families. We provide a range of health and welfare programs to encourage employee fitness, wellness, and preventive healthcare. Additionally, our workforce has access to a confidential employee assistance program that offers professional counseling services to employees and their family members.

We have approximately 570 employees in Italy who are represented by a union. We have constructive and productive dialog on a regular basis with union leaders. To the best of our knowledge, there is no labor dispute, strike, controversy, slowdown, work stoppage or lockout pending or threatened against or affecting the Company, nor is there any basis for any of the foregoing.

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

Sustainability

Corporate responsibility and sustainability are reflected in the Company’s business strategy. The board of directors has oversight over, and recently reviewed, the Company’s principles of corporate and social responsibility. The Company is committed to reducing emissions, recycling and minimizing its environmental footprint and has implemented several strategies to achieve these goals. The Company is also fully committed to the safety of its employees and the safety of those who use its products. Additionally, the Company actively seeks to support diversity initiatives in its hiring and employment practices. The Board and its committees will continue to assist the Company in its oversight of corporate social responsibilities, significant public policy issues, health and safety and climate-change related trends.

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

ITEM 1A. RISK FACTORS

FACTORS INFLUENCING FUTURE RESULTS - FORWARD-LOOKING STATEMENTS This Annual Report contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, projections, our beliefs and assumptions made by us, including (i) our strategies regarding growth, including our intention to develop new products and undertake acquisitions; (ii) the effectiveness of creating the Centers of Excellence; (iii) our financing plans; (iv) trends affecting our financial condition or results of operations; (v) our ability to continue to control costs and to meet our liquidity and other financing needs; (vi) the declaration and payment of dividends; and (vii) our ability to respond to changes in customer demand domestically and internationally, including as a result of standardization. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) our ability to respond to global economic trends and changes in customer demand domestically and internationally, including as a result of standardization and the cyclical nature of our business, which can adversely affect the demand for capital goods, (ii) supply chain disruption and the potential inability to procure goods; (iii) conditions in the capital markets, including the interest rate environment and the continued availability of capital on terms acceptable to us, or at all; (iv) global and regional economic and political conditions, including inflation (or hyperinflation), exchange rates, changes in the cost or availability of energy, transportation, the availability of other necessary supplies and services and recession; (v) changes in the competitive marketplace that could affect our revenue and/or cost basis, such as increased competition, lack of qualified engineering, marketing, management or other personnel and increased labor and raw materials costs; (vi) risks related to heath epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and cash flows; (vii) risks related to our international operations, including the potential impact from ongoing geopolitical conflicts in Ukraine and the Middle East; (viii) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; (ix) stakeholders, including regulators, views regarding our environmental, social and governance goals and initiatives, and the impact of factors outside of our control on such goals and initiatives; and (x) the risk factors identified below together with other risks and uncertainties described elsewhere in this Annual Report and described from time to time in our future reports filed with the SEC.

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

Our business could be harmed by adverse global and regional economic and political conditions, including inflation, changes in the cost or availability of energy, transportation and other necessary supplies and services, as well as the impact of tariffs. We are subject to inflationary pressures on our operating costs, including labor, costs for supplies and costs for the transportation of our products. If we are not able to reduce our exposure to, mitigate the impact of or sufficiently increase our pricing to offset an increase in costs, it could materially and adversely affect our business, operating results and profitability.

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

Pricing and availability of finished goods, raw materials, energy, transportation and other necessary supplies and services for use in our businesses can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, natural disasters, labor costs, production levels, competition, consumer demand, import duties and tariffs, currency exchange rates, international treaties and changes in laws, regulations and related interpretations and global political instability (such as related to the ongoing conflict between Russia and Ukraine, as well as the Israel-Hamas war).

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

Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act and U.K. Anti-Bribery Act or other applicable anti-corruption legislation, could result in fines, criminal penalties and an adverse effect on our business. We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including anti-corruption laws, due to our global operations. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies, their agents, consultants and other business partners from making improper payments to government officials or other persons (i.e., commercial bribery) for the purpose of obtaining or retaining business or other improper advantage. The laws also impose recordkeeping and internal control provisions on companies such as ours. We operate and/or conduct business, and any acquisition target may operate and/or conduct business, in some parts of the world, such as China and India, that are recognized as having governmental and commercial corruption. In such countries, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot provide assurance that our or any acquisition target’s internal control policies and procedures have protected us, or will protect us, from unlawful conduct of our employees, agents, consultants and other business partners. In the event that we believe or have reason to believe that violations of anti-corruption laws may have occurred, we may be required to investigate and/or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violation may result in substantial civil and/or criminal fines, disgorgement of profits, sanctions and penalties, debarment from future work with governments, curtailment of operations in certain jurisdictions and imprisonment of the individuals involved. As a result, any such violations may materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of these impacts could have a material, adverse effect on our business, results of operations or financial condition.

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

Risks Relating to Our Business: Environmental, Health & Safety

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows. We face various risks related to health epidemics, pandemics and similar outbreaks, including any ongoing global outbreak of COVID-19. Any continued spread of COVID-19 may lead to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. We may be unable to perform fully on our contracts, and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.

It is possible that any continued spread of COVID-19 could also cause further disruption in our supply chain; cause delay, or limit the ability of customers to perform, including in making timely payments to us; impact investment performance; and cause other unpredictable events. The nature and severity of COVID-19 conditions will be uncertain and continuing adverse impacts and/or the degree of the nature and severity of such conditions may vary dramatically by geography and by business. As a result, the actions we take in response to any such conditions may also vary widely by geography and by business and will likely be made with incomplete information, and may prove to be premature, incorrect or insufficient and could have a material, adverse impact on our business and results of operations.

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

Risks Relating to Our Business: Operations

A disruption in our supply chain or other factors impacting the distribution of our products could adversely affect our business. A disruption within our logistics or supply chain network at any of the freight companies that deliver components for our manufacturing operations or ship our products to our customers could adversely affect our business and result in lost sales or harm to our reputation. Our supply chain is dependent on third-party ocean-going container ships, rail, barge and trucking systems and, therefore, disruption in these logistics services because of weather-related problems, strikes, geopolitical conflicts, bankruptcies or other events could adversely affect our financial performance and financial condition, negatively impacting sales, profitability and cash flows. Additionally, we rely on supplied labor through a third-party provider to support key operations in Mexico. A disruption in the ability of this provider to deliver qualified personnel and to operate our facility in Mexico could have a material adverse effect on our business, financial condition and operating results.

In addition, supply shortages for a particular type of material can delay production or cause increases in the cost of manufacturing our products. If these shortages were to be prolonged or expanded in scope, there could be significant impact on our ability to manufacture and to deliver our products. Accordingly, such impact on our manufacturing operations and delivery limitations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The transformation of our business from a holding company into an integrated operating company to improve productivity and advance product development efforts through our Centers of Excellence may not be successful in growing or enhancing our business on the timelines we suspect, or at all. Over the past few years, we began the process of transforming our operating model from a holding company to an integrated operating company with initiatives to drive growth, including "in the region, for the region" manufacturing to better align supply chain and manufacturing value streams with customers geographically to shorten lead times, reduce inventory, optimize costs, and mitigate global supply risks and establishing and expanding manufacturing centers to provide scale in North America, Asia and Europe to meet growing global demand. While the majority of the restructuring activity necessary to shift manufacturing to regional operational Centers of Excellence has been completed, there still remains additional transfers, integration activities and efficiency efforts. These restructuring activities may not be substantially completed in the expected timeframe or at all, may be more costly to implement than expected, or may not fully achieve the anticipated benefits for the business. Furthermore, such initiatives involve a significant amount of capital expenditures, organizational change and execution risk, which could have a negative impact on employee engagement, divert management’s attention from other initiatives, and if not properly managed, impact our ability to retain key employees, cause disruptions in our day-to-day operations and have a negative impact on our financial results.

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

Our existing indebtedness could adversely affect our business and growth prospects. As of December 30, 2023, we had total indebtedness of approximately $525 million. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

If our long-lived assets, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to our earnings. We recognize impairments of goodwill when the fair value of any of our reporting units becomes less than its carrying value. Our estimates of fair value are based on assumptions about future cash flows of each reporting unit, discount rates applied to these cash flows and current market estimates of value. Based on the uncertainty of future revenue growth rates and other assumptions used to estimate our reporting units’ fair value, future reductions in our expected cash flows could cause material non-cash impairment charges, which could have a material adverse effect on our results of operations and financial condition. We also have certain long-lived assets and other intangible assets which could be at risk of impairment or may require reserves based upon anticipated future benefits to be derived from such assets. Any change in the valuation of such assets could have a material effect on our profitability. Reference the Critical Accounting Policies and Estimates section for additional considerations.

Fluctuations in exchange rates may affect our operating results and impact our financial condition. Fluctuations in the value of the U.S. dollar may increase or decrease our sales or earnings. Because our consolidated financial results are reported in U.S. dollars, when we generate sales or earnings in other currencies, or we pay expenses in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the reported amount of those sales or earnings. If the U.S. dollar strengthens relative to the value of the local currency, we may be less competitive. In addition, our debt service requirements are predominantly in U.S. dollars and a portion of our cash flow is generated in Chinese yuan, Australian dollar, British pounds, euros and other foreign currencies. Significant changes in the value of the foreign currencies relative to the U.S. dollar could impair our cash flow, results of operations and financial condition.

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

In addition to currency translation risks, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency other than U.S. dollars. Given the volatility of exchange rates, we may not be able to effectively manage our currency or translation risks. Volatility in currency exchange rates may decrease our sales and profitability and impair our financial condition. We periodically evaluate our need to hedge our exposures to foreign currencies and enter into forward foreign exchange contracts as we deem necessary, which contracts may not adequately hedge our exposure to foreign currencies.

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

Risks Relating to Our Business: Intellectual Property

The inability to protect our intellectual property could reduce or eliminate any competitive advantage and reduce our sales and profitability, and the cost of protecting our intellectual property may be significant. We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending patent and trademark applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. An inability to obtain registrations in the U.S. or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property rights may require expensive investment in protracted litigation and substantial management time, and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. In the Electronics segment, the patents in our portfolio are scheduled to expire at various dates through 2041. In the Hydraulics segment, the patents in our portfolio are schedule to expire at various dates through 2053.

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

We are subject to risks relating to international sales. International sales represent a significant proportion of our consolidated sales. Approximately 54% of our net sales were outside of the U.S. in both 2023 and 2022. We will continue to expand the scope of operations outside the U.S., both through direct investment and distribution, and we believe that international sales will continue to account for a substantial portion of net sales in future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We assess, identify and manage material risks from cybersecurity threats through various protective policies, procedures and processes. These are embedded into our overall risk management system and extend to risks related to systems hosted by third parties.

We utilize external standards, such as the Center for Internet Security framework as a starting point for the design and development of our systems that assess risk and mitigation measures. An annual risk assessment is completed and presented to the executive leadership team and the Company’s Board of Directors. We discuss changes to our policies, procedures and processes needed to address gaps identified through the assessment.

We maintain organizational safeguards that include employee training, business continuity planning and cybersecurity insurance. These safeguards are reviewed on an annual basis or more frequently as the business environment warrants and are adjusted as needed to account for changes in the Company and overall risk environment. Cybersecurity training is provided to employees through both online and classroom instructor led trainings.

We incorporate technical safeguards such as Multi-Factor Authentication (“MFA”), principles of Zero Trust and password complexity policies for all accounts to help prevent unauthorized access to our systems and data. We also operate a Security Operations Center (“SOC”) to manage our real-time end point protection monitoring.

We engage in annual corporate-wide internal and external facing penetration tests, employing a battery of hacking tools to map out our assets and to assess vulnerabilities that could be exploited. In addition, we also extend such testing to newly acquired companies and assets as part of the integration process. This penetration testing is performed by a third party and is used to evaluate our current posture towards IT security threats and to make adjustments, as needed, to protect our systems. The results are reviewed with the executive leadership team and the Company’s Board of Directors.

We have an Incident Response Policy and related processes that outline steps to be taken in the event of a cybersecurity incident across Helios, our partners and third-party hosted systems. All incidents are reported to the Global Head of Information Technology who then reviews significant incidents with a cross-functional working group, inclusive of the Company CFO and General Counsel, to assess the materiality or potential materiality. An Incident Response Team that will determine response actions to be taken and coordinate all necessary communications is formed when an incident is deemed material or potentially material.

No risks from IT security threats nor any previous IT security incidents have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, but we cannot provide any assurance that they will not be materially affected in the future by such risks or incidents. For a discussion of whether and how any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, see “Risks Relating to Our Business: Other––Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services” in Item 1A, Risk Factors.

Corporate Governance

Role of Management

Helios Technologies, Information Systems organization is led by the Global Head of Information Technology and is responsible for administration of the cybersecurity and information security framework and risk management, including that of the Corporation, with oversight by the ESG Committee.

Helios’ Global Head of Information technology is an active member of InfraGard and has formal education in information technology with over 25-years’ experience in roles involving management of cybersecurity functions, cyber strategy, and leading and collaborating on information systems and related technologies. The Global Head of Information Technology receives regular updates on cybersecurity developments, results of mitigation efforts and cybersecurity incident response and remediation.

Helios IT management is responsible for developing and implementing its cybersecurity policies and is comprised of individuals with either formal education in information technology or cybersecurity or have relevant experience working in information technology and cybersecurity. Additionally, leaders in Helios’ information technology function receive periodic training and education on cybersecurity related topics including certifications.

Role of the Helios Board

The ESG Committee addresses risks related to the global enterprise, including material risks facing the businesses, risks the Company may face in the future, measures that management has employed to address those risks and other information relating to how risk analysis is incorporated into the Company’s corporate strategy and day-to-day business operations. As part of this oversight function, the ESG Committee is responsible for overseeing cybersecurity-related risks. The ESG Committee includes cybersecurity topics in its quarterly updates to the full Board, which provides further oversight over our cybersecurity-related risks and the Company's strategies to address such risks.

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

Hydraulics Segment
	Square Footage (in thousands)
Region	Owned	Leased	Total
Americas	1,953	4	1,957
Europe	54	825	879
Asia/Pacific	73	184	257
Total	2,080	1,013	3,093

Electronics Segment
	Square Footage (in thousands)
Region	Owned	Leased	Total
Americas	533	377	910
Europe	18	7	25
Asia/Pacific	—	63	63
Total	551	447	998

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

Holders

There were 120 shareholders of record of Common Stock on February 16, 2024. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.

Dividends

We have historically paid regular quarterly dividends of $0.09 per share. Our board of directors currently intends to continue to pay a quarterly dividend of $0.09 per share during 2024. However, the declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

Equity Compensation Plans

Information called for by Item 5 is provided in Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report (Item 8 of this report).

Issuer Purchases of Equity Securities

We did not repurchase any of our stock during the year ended December 30, 2023.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Helios, the Russell 2000 Index and the Dow Jones US Diversified Industries Index, from December 28, 2018, through December 30, 2023, assuming $100 invested in each on December 29, 2018. Total return assumes reinvestment of any dividends for all companies considered within the comparison. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Helios Technologies, the Russell 2000 Index and Dow Jones US Diversified Industries Index

$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/29/18
12/28/19
01/02/21
01/01/22
12/31/22
12/30/23
Helios Technologies
Russell 2000 Index
Dow Jones US Diversified Industries Index

	12/29/2018	12/28/2019	1/2/2021	1/1/2022	12/31/2022	12/30/2023
Helios Technologies	$100.00	$137.62	$162.72	$322.80	$167.95	$140.77
Russell 2000 Index	100.00	126.50	151.79	174.28	138.66	162.14
Dow Jones US Diversified Industries Index	100.00	128.20	143.86	158.23	145.36	188.70

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

Overview

We are a global leader in highly engineered motion control and electronic controls technology for diverse end markets, including construction, material handling, agriculture, industrial, mobile, energy, recreational vehicles, marine and health and wellness.

We operate under two business segments: Hydraulics and Electronics. The Hydraulics segment designs and manufactures hydraulic motion control and fluid conveyance technology products, including cartridge valves, manifolds, quick release couplings as well as engineers hydraulic solutions and in some cases complete systems. The Electronics segment designs and manufactures customized electronic controls systems, displays, wire harnesses, and software solutions for a variety of end markets.

During 2021, we augmented our strategy to transform our business from a holding company to a global integrated operating company. At that same time, we introduced the framework of the Helios Business System, “HBS” (pictured in Item 1 of Part 1), which is at the heart of all we do. We are accomplishing this transformation into a global integrated operating company by leveraging sales, marketing, innovation, customer relationships and operational excellence across all our businesses. Our progress to date, through a very complex macro operating environment, is a direct reflection of the commitment of our talented workforce executing our augmented strategy.

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

In May 2023, we completed the acquisition of i3 Product Development. i3 is a custom engineering services firm, with over 55 engineers specializing in electronics, mechanical, industrial, embedded and software engineering. i3 specializes in working to transform customer’s ideas into industrial design solutions through rapid prototyping and creating 3D models in-house. Their solutions are used across many sectors, including medical, off-highway, recreational and commercial marine, power sports, health and wellness, agriculture, consumer goods, industrial, sports and fitness.

Global Economic Conditions

Geo-Political Conflict

We continue to monitor the ongoing conflicts between Russia and Ukraine and the Israel-Hamas war and evaluate the broader economic impact those conflicts could have on our operations, supply channels and the operations of our partners and customers. We do not have operations in these regions at this time and those conflicts have not and are not expected to have a material impact on our financial condition or results. Refer to Item 1A Risk Factors of this Annual Report for additional discussion about geo-political risks.

COVID-19 Pandemic

In the first half of 2022, we experienced mild impacts from the pandemic. At the beginning of the second quarter our locations in China began to shut down periodically due to regulatory lockdown measures associated with a COVID-19 outbreak. The shutdown of our locations and our customers' locations impacted operations and sales through May with recovery occurring in June as the lockdowns were lifted. We also faced disruption to our workforce from the pandemic. While the impact was not significant, the absenteeism caused labor inefficiencies in production. Additionally, in certain locations we faced pressure from competitive labor markets. Since the first half of 2022, there have been no COVID-related shutdowns or other significant new disruption to our business from the pandemic.

Throughout 2022, and continuing into 2023, we faced constraints related to sourcing certain electronic and other components, which originated from the high demand for these products caused by the pandemic. We were able to mitigate some of the impact with our procurement efforts, production schedule adjustments and product redesigns. The availability of components improved as 2023 progressed.

Demand in the health and wellness market was favorably impacted by the pandemic in 2020 and 2021, as consumers invested in leisure products and activities. However, during 2022, we experienced a sharp decline in sales in this end market as demand declined and inventory levels in the channel increased. By the second half of 2023, inventory levels in the market began to normalize, and we saw an uptick in demand as we exited the year.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products decreased 4% in 2023, after increasing 20% in 2022 and increasing 21% in 2021. In Europe, the CEMA Business Barometer reported in January 2024 that the general business climate index for the European agricultural machinery industry has continued its downward slide in the area of deep recession territory. CEMA further reported that the direct customers of the manufacturers, the dealers, are not able to pass on their numerous orders to the end customers. The CECE (Committee for European Construction Equipment) business climate index bounced back slightly in November after seven consecutive months of decline. They reported the favorability was driven by both current business evaluation and future expectations.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports production of semiconductors and other electronics components met the lowest level in the first quarter of 2023 when compared to the prior two years; however, this improved notably and consistently throughout 2023, to reach the record high in the fourth quarter of 2023 when compared to the prior two years. The Institute of Printed Circuits Association (“IPC”) reported that North American printed circuit board (“PCB”) shipments and bookings decreased in December 2023 by 18.3% and 28.7%, respectively, compared with the same month last year. PCB shipments increased and bookings decreased in December 2023 by 1.0% and 14.1%, respectively, compared with November 2023. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments increased and bookings decreased in December 2023 by 1.3% and 7.0%, respectively when compared with the same month last year. EMS shipments and bookings in December 2023 were up 6.2% and 2.3%, respectively when compared with November 2023.

2023 Results and Comparison of Years Ended December 30, 2023 and December 31, 2022

(In millions, except per share data)

The following is a discussion of our results of operations and liquidity and capital resources for the year ended December 30, 2023; comparisons are with the corresponding reporting period of 2022, unless otherwise noted.

The following table presents our consolidated results of operations:

	For the year ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Net sales	$835.6	$885.4	$(49.8)	(5.6)%
Gross profit	$261.7	$298.5	$(36.8)	(12.3)%
Gross profit %	31.3%	33.7%
Operating income	$79.9	$137.3	$(57.4)	(41.8)%
Operating income %	9.6%	15.5%
Net income	$37.5	$98.4	$(60.9)	(61.9)%
Diluted net income per share	$1.14	$3.02	$(1.88)	(62.3)%

Consolidated net sales for the 2023 year declined $49.8, 5.6%. We experienced organic net sales decline of $102.6, which was offset partially by sales from acquisitions totaling $52.8. Sales were impacted most by reduced demand for products in our health and wellness end market, which continued to be below the prior year. Sales in this end market were previously strengthened by the pandemic as consumers invested in health and leisure products. Other declines included sales into the industrial, marine and mobile end markets, offset partially by increases in the off-road vehicles end market. Consolidated net sales were down in all regions in the year-to-date period. Year-to-date organic sales were positively impacted by pricing changes of $18.6, 2.1%. Also, there were minimal effects on consolidated net sales from changes in foreign currency exchange rates during the year.

Gross profit declined $36.8, 12.3%, in 2023 driven by lower volume, different margin profiles of acquired businesses, higher restructuring costs of $4.7, higher wage and benefit costs of $2.4 and unfavorable foreign currency of $0.4, partially offset by pricing adjustments. Material costs as a percentage of sales, excluding pricing changes and acquisition-related sales, was the same year-over-year on a consolidated basis. Gross margin declined by 240 basis points, impacted by lower fixed costs leverage on lower volume and cost impacts noted above. Changes in foreign currency exchange rates compared to 2022 reduced gross profit by $0.4.

During 2023, we incurred $12.1 of costs related to our restructuring activities. In the Hydraulics segment, we executed an operational restructure that involved the creation of our two new regional operational Centers of Excellence. In our Electronics segment, we executed an organizational restructure to shift several product lines to the expanded facility in Tijuana and to adjust our labor base in line with current demand levels. The restructuring costs are comprised of non-recurring severance and termination benefits of $7.8 and $4.3 of travel and other expenses. The restructuring plans are expected to improve the global cost structure of the business.

Operating income as a percentage of sales decreased 5.9 percentage points to 9.6% in 2023 compared with the prior year period. Operating margin was unfavorably impacted during 2023 by different margin profiles of acquired businesses and a $4.8 increase in acquisition-related amortization, primarily from the new intangibles added during the first half of the 2023 for the Schultes and i3 acquisitions. These negative impacts were compounded by higher restructuring costs included in Selling, engineering and administrative (“SEA”) expenses of $2.2 and the gross margin level changes. However, these unfavorable impacts were partially offset by lower M&A and integration related costs of $5.3.

Net income and earnings per share (“EPS”) were unfavorably impacted by foreign currency transaction losses of $0.6 in 2023 compared to gains of $0.9 in 2022. The prior year benefited from gains on sale of property, plant and equipment primarily related to restructuring activities totaling $1.8, and the current year benefited from a decrease in tax expense of $11.7 compared to 2022.

Segment Results

Hydraulics

The following table presents the results of operations for the Hydraulics segment:

	For the year ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Net sales	$565.8	$551.3	$14.5	2.6%
Gross profit	$181.8	$195.5	$(13.7)	(7.0)%
Gross profit %	32.1%	35.5%
Operating income	$93.3	$122.7	$(29.4)	(24.0)%
Operating income %	16.5%	22.3%

Net sales for the Hydraulics segment grew by $14.5, 2.6%. We experienced organic net sales decline of $32.5, 5.9%, and acquisition sales totaled $47.0. Organic sales declined in 2023 due to decreased demand in all regions, as well as in several of our end markets including the mobile and industrial equipment markets. Discrete impacts to our organic sales included pricing changes that were favorable by $13.4, 2.4%, and favorable changes in foreign currency exchange rates of $0.3, 0.1%.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment:

	For the year ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Americas	$234.4	$199.5	$34.9	17.5%
EMEA	177.6	186.5	(8.9)	(4.8)%
APAC	153.8	165.3	(11.5)	(7.0)%
Total	$565.8	$551.3

Regional sales performance in 2023 compared to the prior year was driven by:

Americas - pricing and our recent acquisitions contributed to a 17.5% increase in sales

EMEA - excluding favorable changes in foreign currency rates of $3.3, sales declined $12.2, 6.5%, from softer demand in the region

APAC - excluding unfavorable changes in foreign currency rates of $3.0, sales declined $8.5, 5.1%, from softer demand in the region

In 2023, we continued our restructuring activities within our Hydraulics segment related to the creation of our two new regional operational Centers of Excellence. We incurred $10.2 of restructuring costs including labor, travel and other expenses associated with the manufacturing relocation; $6.0 of the costs are included in cost of goods sold and $4.2 are reflected in SEA expenses.

During 2023, gross profit declined $13.7, 7.0%, from volume while gross margin declined by 340 basis points, primarily from different margin profiles of acquired businesses, $4.9 of increased restructuring costs comprised of labor, travel and other expenses associated with the manufacturing relocation, $0.6 of unfavorable change in foreign currency exchange rates, which were partially offset by pricing amounts noted above. Material costs as a percentage of sales increased by 110 basis points, excluding pricing changes and acquisition-related sales.

Operating income as a percentage of sales decreased 580 basis points to 16.5%. SEA expenses increased $15.7, 21.6%, mainly due to acquisitions and corporate activities. Other increases to SEA were for restructuring costs of $1.3, professional fees of $0.7, R&D costs of $0.7 and travel and marketing costs of $0.6. SEA as a percent of sales increased 240 basis points to 15.6% in 2023, negatively impacted from lost leverage of our fixed costs on the lower sales.

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

Electronics

The following table presents the results of operations for the Electronics segment:

	For the year ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Net sales	$269.8	$334.1	$(64.3)	(19.2)%
Gross profit	$79.9	$103.0	$(23.1)	(22.4)%
Gross profit %	29.6%	30.8%
Operating income	$24.7	$52.5	$(27.8)	(53.0)%
Operating income %	9.2%	15.7%

Net sales for the Electronics segment declined by $64.3, 19.2%. We experienced organic net sales decline of $70.1, 21.0%, which was partially offset by acquisition sales of $5.8. Organic sales declined in 2023 from decreased demand in all regions, as well as in several of our end markets including the health and wellness end market. The marine market also experienced a notable decline; however, this was partially offset by improvement in the mobile and off-road vehicles end markets. Discrete impacts to our organic sales included pricing changes that were favorable by $5.2, 1.6%, partially offset by unfavorable changes in foreign currency exchange rates of $0.2, 0.1%.

The following table presents net sales based on the geographic region of the sale for the Electronics segment:

	For the year ended
	December 30, 2023	December 31, 2022	$ Change	% Change
Americas	$226.5	$270.9	$(44.4)	(16.4)%
EMEA	25.2	37.1	(11.9)	(32.1)%
APAC	18.1	26.1	(8.0)	(30.7)%
Total	$269.8	$334.1

In 2023, we executed restructuring activities within our Electronics segment to shift product lines to the expanded facility in Tijuana and to adjust our labor base in line with current demand levels. We incurred $1.9 of restructuring costs including labor, travel and other expenses associated with the manufacturing relocation; $0.4 of the costs are included in cost of goods sold and $1.5 are reflected in SEA expenses.

During 2023, gross profit declined $23.1, 22.4%, primarily due to lower sales volume and material cost increases. Gross margin for 2023 declined by 120 basis points primarily from the higher material costs, unfavorable margin profile of acquired businesses, $0.7 of increased restructuring costs comprised of labor, travel and other expenses associated with the manufacturing relocation, partially offset by favorable impacts from changes in foreign currency exchange rates compared to the prior year of $0.1 and the pricing amounts noted above. Material costs as a percentage of sales decreased by 80 basis points, excluding pricing changes and acquisition-related sales.

SEA expenses increased $4.7, 9.3%, in 2023 primarily from acquisitions and wages and benefits of $2.4 for the rolling impact of previous merit increases, market adjustments and new hires for investments in engineering, sales and corporate activities. SEA as a percent of sales increased 5.4 percentage points to 20.5% in 2023 from 15.1% in 2022, negatively impacted by reduced leverage of our fixed costs on the lower sales.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or allocating resources to, our operating segments. For the year ended December 30, 2023, these costs totaled $38.1 for: amortization of acquisition-related intangible assets of $32.9, $4.0 related to other acquisition and integration activities and $1.2 officer transition costs.

For the year ended December 31, 2022, these costs totaled $37.9 for: amortization of acquisition-related intangible assets of $28.1, $9.5 related to other acquisition and integration activities and $0.3 officer transition costs.

Interest Expense, net

Net interest expense increased $14.5 during 2023 to $31.2 compared with $16.7 in 2022. The change is attributable to higher average debt levels during 2023, as borrowings used to fund acquisitions exceeded repayments in addition to higher interest rates when compared to 2022. Average net debt increased by $37.9 during 2023 to $447.4 compared with $409.5 in 2022.

Income Taxes

The provision for income taxes for the year ended December 30, 2023, was 23.8% of pretax income compared with 19.2% for the year ended December 31, 2022. The difference relates principally to a shift in the mix of the Company's worldwide income and increase in valuation allowance established. The effective rate typically fluctuates relative to the levels of income and different tax rates in effect from year to year among the countries in which we sell our products.

On August 16, 2022, the Inflation Reduction Act was enacted into law, and includes, among other things, a new 15% corporate alternative minimum tax and 1% excise tax on stock repurchases after December 31, 2022. The corporate alternative minimum tax is not expected to have a material impact on current and future financial results due to the Company’s ability to qualify for a safe-harbor exclusion, however we will continue to evaluate its impact in future periods.

The Organization for Economic Cooperation and Development (“OECD”), under its Pillar Two initiative, recently has proposed a set of Global Anti-Base Erosion (“GloBE”) rules to impose a minimum tax on income earned by multinational enterprises (“MNE”). Specifically, the GloBE rules impose a minimum tax of 15 percent on MNE income that arises in each participating jurisdiction. Several countries, including the UK and EU member states, have agreed to adopt the OECD’s minimum tax rules and several countries, including the UK, have already implemented these rules.

On December 20, 2022, the OECD published Pillar Two guidance on safe harbors and penalty relief (the “Safe Harbor Guidance”). The Safe Harbor Guidance includes a Transitional Country-by-Country Report (“CbCR”) Safe Harbor, which would deem a MNE’s top-up tax for a jurisdiction to be zero and would allow the MNE to avoid undertaking detailed GloBE calculations in respect of that jurisdiction during the Transition Period if it can demonstrate one of the three transitional tests.

The Helios Technologies, Inc. Group is a MNE group that is within the scope and subject to the GloBE rules. The United States has not currently made any public announcement regarding implementation of Pillar Two initiative.

The Company continues to evaluate the impact of Pillar Two and application of safe harbors. The Company does not expect it to have a material impact in 2024 to their effective tax rate.

As of December 30, 2023, the Company had approximately $29.3 million of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations.

2022 Results and Comparison of Years Ended December 31, 2022 and January 1, 2022

For the discussion and analysis of our 2022 results compared with our 2021 results, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023. The discussion is incorporated herein by reference.

Liquidity and Capital Resources

Historically, our primary source of capital has been cash generated from operations. We also use borrowings on our credit facilities to fund acquisitions. During 2023, net cash provided by operating activities totaled $83.9 and as of December 30, 2023, we had $32.4 of cash on hand and $200.1 of available credit on our revolving credit facilities. At year end 2023, more than half of the cash on hand was held in institutions in APAC, approximately a quarter held in institutions in EMEA, and the remainder held in institutions in the Americas. We also have a $300.0 accordion feature available on our credit facility, which is subject to certain pro forma compliance requirements and is intended to support potential future acquisitions.

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

Cash flows

The following table summarizes our cash flows for the periods:

	For the year ended
	December 30, 2023	December 31, 2022	$ Change
Net cash provided by operating activities	$83.9	$109.9	$(26.0)
Net cash used in investing activities	(153.9)	(90.8)	(63.1)
Net cash provided by (used in) financing activities	57.9	(6.9)	64.8
Effect of exchange rate changes on cash and cash equivalents	0.8	3.0	(2.2)
Net (decrease) increase in cash and cash equivalents	$(11.3)	$15.2	$(26.5)

Cash on hand decreased $11.3 to $32.4 at the end of 2023. Cash and cash equivalents were favorably impacted by changes in exchange rates by $0.8 and $3.0 during the years ended December 30, 2023, and December 31, 2022, respectively. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and also paying down borrowings on our credit facilities.

Operating activities

Net cash from operations totaled $83.9 in 2023, a decrease of $26.0, 23.7%, compared with the prior year. Cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) decreased by $47.4 compared to the prior year. However, changes in net operating assets and liabilities increased cash by $21.4 compared to 2022, primarily from favorable cash flows from AR, inventories and AP. Investments in inventory, net of acquisitions, reduced cash by $17.9 and $27.0 in 2023 and 2022, respectively. Inventory on hand as of December 30, 2023, increased by $23.5, 12.3%, compared to the 2022 year end. The increase is driven primarily by lower volume of sales, temporary build-up due to constrained supply chain environment, and buildup of inventory to support the creation of the Centers of Excellence. Days of inventory on hand increased to 130 days for the 2023 year, compared with 111 days during the 2022 year. Changes in accounts receivable, net of acquisitions, increased cash by $16.3 in 2023 compared with a decrease in cash of $9.1 in 2022, a result of higher sales in the last few months of the 2023 year compared to 2022. Days sales outstanding for the 2023 year decreased slightly to 50 days, from 52 days during 2022, as our collection patterns remain consistent with the prior year.

Investing activities

Cash used in investing activities totaled $153.9 in 2023, an increase of $63.1, 69.5%, compared with the prior year. The increase in acquisition-related payments accounted for $46.9 of the fluctuation. Capital expenditures were $34.3 during 2023, $2.4, or 7.5%, higher than the prior year primarily from investments in machinery and equipment. These increases in cash used were partially offset by $0.3 in proceeds from dispositions of property, plant and equipment, a decrease of $6.9 compared with the prior year, which was inflated by the sale of a building related to our restructuring projects. Capital expenditures for 2024 are forecasted to be approximately 3%-4% of sales, for investments in machinery and equipment for capacity expansion projects, improvements to manufacturing technology and maintaining/replacing existing machine capabilities.

Financing activities

Net cash provided by financing activities totaled $57.9 in 2023, compared with net cash used in financing activities of $6.9 in 2022. Cash paid for acquisitions in 2023 was primarily financed with borrowings on our credit facility; borrowings, net of repayments, during 2023 totaled $75.7. In 2022, borrowings, net of repayments, totaled $8.0.

Borrowings on our term loans and revolving credit facilities as of December 30, 2023, totaled $322.1 and $203.3, respectively. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report for additional information regarding our credit facilities.

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

We have historically declared regular quarterly dividends to shareholders of $0.09 per share. We paid dividends totaling $11.8 and $11.7 for the years ended December 30, 2023 and December 31, 2022, respectively. The declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the board of directors.

Contractual obligations

Credit facilities

Information on our credit facilities, including future maturities, is presented in Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report. Our revolving credit facility with PNC Bank matures and is payable in full in October 2025; however, we may make earlier payments. Our term loan with PNC Bank is payable in quarterly installments of $5.0 through the maturity date of October 2025, at which time the remaining balance will be due in full. Our new term loan with PNC Bank is payable in full in October 2025 and is not subject to any required repayments prior to that date.

Interest rates on our credit facilities range from 5.4% to 7.7% as of December 30, 2023. Future interest payments are estimated to total $68.5, with annual payments ranging from $38.1 to $30.2 payable through the last maturity date of June 2026. Future payments assume the current interest rate environment, current currency exchange rates, future required payments on term loans and revolver borrowings consistent with December 30, 2023 debt levels. Future payments do not include an estimate of impacts from our derivative instruments.

Contingent consideration payments

Our contingent consideration liabilities total $0.5 as of December 30, 2023. The balance represents the fair value estimate of contractual contingent payment related to our acquisition of Balboa, which is payable in the last quarter of 2024.

Supplier purchases

We regularly place purchase orders with our suppliers for inventory and capital expenditures to be used in the ordinary course of business. Open purchase orders as of December 30, 2023 total $83.3 for purchases expected in 2024 and $3.3 for purchases expected in 2025.

Building purchase commitment

The Company is negotiating a lease-to-buy agreement for the purchase of a building with the option to purchase the building at any time during the lease period. Under the draft agreement, the company would commit to purchasing the building at the end of the 6-year lease term. The expected purchase price is €26.7; however, the actual purchase price will be reduced by 60% of the payments made during the lease term.

Leases

We regularly enter into operating lease agreements for the use of machinery, equipment, vehicles, buildings and office space. Future maturities of our operating lease liabilities are presented in Note 7 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in conformity with U.S. GAAP, which requires management to make certain estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The following policies are considered by management to be the most critical in understanding the judgments, estimates and assumptions that are involved in the preparation of our Consolidated Financial Statements.

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

Intangible assets consist primarily of customer relationships, technology, trade names and brands and supply agreements. Amortization is on a straight-line basis over their estimated useful lives and the amortization is reflected in the Consolidated Statements of Operations. The useful lives used are as follows: Customer Relationships - 8 to 26 years; Trade Names and Brands - 10 to 20 years; Technology - 5 to 13 years; and Supply Agreements - 10 years. Intangible assets are tested for impairment if certain circumstances arise that would indicate the carrying amount of the assets may not be recoverable. Such circumstances can include, but are not limited to, a decrease in market price, economic decline, changes in the market, change in business operations or plans for disposition. The assessment of fair value for impairment purposes requires significant judgment by management, which could be negatively impacted by economic decline, market deterioration and changes in other market conditions. Additional information about intangible assets, including the gross and net carrying values for the reported periods and historical and future estimated amortization expense is presented in Note 8 of the Notes to the Consolidated Financial Statements included in this Annual Report. Additional information about our acquisitions, including acquired intangible assets deemed material to the Company’s financial results, is presented in Note 3 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Goodwill

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. The factors we consider for testing goodwill impairment consist of multiple steps. The first step is identification of our operating segments, followed by the identification of the reporting units, such that the reporting unit has discrete financial information, its operating results are reviewed regularly by management, and its economic characteristics are different form the economic characteristics of the other components of the operating segment.

The Company performed its assessment of segments for financial reporting and deemed there to be no change from the prior year, as the Company continues to review results and manage the business with a focus on the reporting segment level. As part of the annual test of goodwill impairment the Company considers economic factors and current business operations when assessing the reporting unit structures for the purposes of goodwill impairment testing.

We test goodwill for impairment at the reporting unit level, as of the third quarter period end date, on an annual basis and between annual tests whenever events or circumstances indicate the carrying value of a reporting unit may exceed its fair value. Examples of such circumstances could include, but are not limited to, a significant loss of market share, significant decline in operating results, change in management strategy or operations, economic decline, and other such significant disruptions to the business. The carrying value of assets is calculated at the reporting unit level. An impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

In certain circumstances the Company may elect to test goodwill using a qualitative assessment, assessing whether it is more likely than not that the fair value of the reporting unit is less than the carrying value. More often the Company will skip the qualitative step and test goodwill using the following valuation methods. The assessment of fair value for impairment purposes requires significant judgment by management. As quoted market prices are not available for our reporting units, determining whether an impairment occurred requires the valuation of the respective reporting unit, which is estimated using both income-based and market-based valuation methods. We generally use a combination of market and income approach methodologies to estimate the fair value of our reporting units. Management’s assumptions include projected future performance, expected future costs, and expected future economic and market conditions (i.e. inflation, tax rates, end-market or market share deterioration). If these assumptions and estimates are not met or operations are impacted by other factors the reporting units could be subject to goodwill impairment.

The income approach is generally based on a discounted cash flow analysis, which estimates the present value of the projected free cash flows to be generated by the reporting unit. Assumptions used in the analysis include estimated future revenues and expenses, working capital, capital expenditures and other variables. Assumptions made for future cash flows are developed based on consideration of current and future economic conditions, recent sales trends, planned timing of product launches or other relevant variables. Each reporting unit regularly prepares discrete operating forecasts and uses these forecasts as the basis for the assumptions in the discounted cash flow analysis. Within the discounted cash flow models, the Company uses a discount rate, commensurate with its cost of capital but adjusted for inherent business risks, and an appropriate terminal growth factor.

The market approach estimates the value of reporting units by comparing to guideline public companies or guideline transactions. Various valuation multiples of companies that are economically and operationally similar are used as data points for selecting multiples for the reporting units, which are deemed to be market-adjusted multiples based on key data points for guideline public companies. Changes in assumptions or estimates could materially affect the estimated fair value of our reporting units and the potential for impairment. We also reconcile the estimated aggregate fair value of our reporting units resulting from these procedures to our overall market capitalization.

The Company completed its annual goodwill impairment testing for 2023, 2022, and 2021 and determined that the carrying amount of goodwill was not impaired. In 2023, a third party was used to assist in the valuation and testing of three reporting units. The third party provides estimates (such as risk premiums, select multiples, discount rates, etc.) used in conjunction with Management’s estimates and assumptions to calculate the fair value of the reporting unit. These reporting units could be subject to impairment if there is economic decline, expectations for growth are not met, a change to management’s operating outlook, or any significant change to the assumptions, estimates or other risks previously mentioned. Such impairment could negatively impact our operating results.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent the Company determines that it is more likely than not a deferred income tax asset will not be realized, a valuation allowance is established. The recoverability analysis of the deferred income tax assets and the related valuation allowances requires significant judgment and relies on estimates. At December 30, 2023, valuation allowances against deferred tax assets were $3.0. Refer to Note 12 of the Notes to the Consolidated Financial Statements included in this Annual Report for additional information on the composition of these valuation allowances and information on the $1.3 income tax expense resulting from new valuation allowances established against deferred tax assets.

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

We recognize and measure uncertain tax positions in accordance with ASC 740. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We adjust these reserves, as well as the related interest and penalties, where appropriate in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our term loans and revolving credit facility with PNC Bank. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 30, 2023, we had $199.8 million in borrowings outstanding under the revolving credit facility, $310.0 million in borrowings outstanding under the term loans and an aggregate notional amount of $220.0 million on our interest rate swap contracts. Based on our level of variable rate debt outstanding during the year ended December 30, 2023, a one percentage point increase in the reference average interest rate, which generally equaled 5.5%, would have resulted in an approximate $3.1 million increase in financing costs for the year ended December 30, 2023. As of December 31, 2022, we had $261.3 million in borrowings outstanding under the revolving credit facility, $175.0 million in borrowings outstanding under the term loan and an aggregate notional amount of $245.0 million on our interest rate swap contracts. Based on our level of variable rate debt outstanding during the year ended December 31, 2022, a one percentage point increase in the reference average interest rate, which generally equaled 3.5%, would have resulted in an approximate $1.7 million increase in financing costs for the year ended December 31, 2022. This sensitivity analysis incorporates the effects of our interest rate swap contracts.

Foreign Currency Risk

Our exposure to foreign currency exchange fluctuations relate primarily to our locations in Italy, Australia, Germany, South Korea, the United Kingdom, China and India. Our operations in these countries are exposed to fluctuations in foreign currency rates primarily from payments received from customers, payments made to suppliers and loans denominated in foreign currencies. During the year ended December 30, 2023, we economically hedged certain foreign currency risks by entering into forward foreign exchange contracts. These contracts were not designated as hedging instruments for accounting purposes. A discussion of our accounting policies for derivative financial instruments is included within Notes 2 and 9 of the Notes to the Consolidated Financial Statements included in this Annual Report.

The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. The result of a 10% decrease in the 2023 average exchange rates of the currencies in which our transactions are denominated would have resulted in a decrease in annual sales of $31.5 million for the year ended December 30, 2023. The result of a 10% decrease in the 2022 average exchange rates of the currencies in which our transactions are denominated would have resulted in a decrease in annual sales of $32.6 million for the year ended December 31, 2022. This sensitivity analysis assumes that each exchange rate changed in the same direction relative to the U.S. dollar and incorporates the effects of our forward contracts. This analysis excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a 10% decline in foreign currency exchange rates relative to the U.S. dollar on our December 30, 2023 and December 31, 2022 financial position would have resulted in a $57.5 million and $54.4 million reduction to equity (accumulated other comprehensive loss), respectively, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Helios Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Helios Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years ended December 30, 2023, December 31, 2022, and January 1, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years ended December 30, 2023, December 31, 2022, and January 1, 2022 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2024 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Recovery of Goodwill for Certain Reporting Units

As described further in Note 2 to the financial statements, the Company performs a test for goodwill impairment at the reporting unit level annually or more frequently, if events or changes in circumstances indicate a reduction in the fair value of goodwill below its carrying value has occurred. There were no impairment charges resulting from the impairment tests for the year ended December 30, 2023. In estimating fair value, management utilizes a combination of an income and market approach. The income approach determines fair value based on discounted cash flow models derived from the reporting units’ long-term forecasts. The market approach determines fair value based on earnings multiples derived from prices investors paid for the stock of comparable, publicly traded companies. We identified the evaluation of the recovery of goodwill for certain reporting units to be a critical audit matter.

The principal considerations for our determination that the evaluation of the recovery of goodwill for certain reporting units is a critical audit matter are the significant judgments by management when developing the fair value measurement and the related auditor judgement that was required to evaluate certain of management’s assumptions used in the Company’s estimate of the fair value of certain reporting units. Specifically, the growth rate used in financial projections, the related discount rate, the market multiple, control premium, and weighting applied are all assumptions requiring judgment

Our audit procedures related to the evaluation of the recovery of goodwill for certain reporting units included the following, among others.

•
We tested the design and operating effectiveness of the key controls relating to management’s goodwill impairment process, including controls over the valuation of the Company’s reporting units.
•
We involved valuation specialist professionals with specialized skills and knowledge to assist in evaluating the Company’s methodology for the income approach and market approach to conclude on the fair value of one reporting unit. With the assistance of our valuation specialists, we assessed the discount rates by developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to evaluate the assumptions used in applying the market approach, including evaluating the reasonableness of estimated market multiples, control premium and weighting applied.
•
We recomputed the arithmetic accuracy of the prospective financial information and evaluated the reasonableness of specific key assumptions such as revenue growth, gross margin changes, and other expenditure changes year over year. We compared these key assumptions to historical information, budgeted information, industry data and subsequent unaudited information to determine the reasonableness of the prospective financial information

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Tampa, Florida
February 27, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Helios Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Helios Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 30, 2023, and our report dated February 27, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tampa, Florida

February 27, 2024

Helios Technologies, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	December 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$32.4	$43.7
Accounts receivable, net of allowance for credit losses of $2.1 and $1.5	114.8	125.1
Inventories, net	215.1	191.6
Income taxes receivable	11.3	10.2
Other current assets	23.1	17.9
Total current assets	396.7	388.5
Property, plant and equipment, net	227.9	175.7
Deferred income taxes	1.7	1.6
Goodwill	514.0	468.5
Other intangible assets, net	426.4	405.6
Other assets	23.7	23.8
Total assets	$1,590.4	$1,463.7
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$70.3	$73.7
Accrued compensation and benefits	19.4	21.1
Other accrued expenses and current liabilities	27.0	32.0
Current portion of long-term non-revolving debt, net	23.2	19.0
Dividends payable	3.0	2.9
Income taxes payable	2.0	3.6
Total current liabilities	144.9	152.3
Revolving lines of credit	199.8	261.3
Long-term non-revolving debt, net	298.3	164.2
Deferred income taxes	57.1	61.0
Other noncurrent liabilities	35.7	30.0
Total liabilities	735.8	668.8
Commitments and contingencies (Note 18)
Shareholders' equity:
Preferred stock, par value $0.001, 2.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100.0 shares authorized, 33.1 and 32.6 shares issued and outstanding	—	—
Capital in excess of par value	434.4	404.3
Retained earnings	475.6	450.0
Accumulated other comprehensive loss	(55.4)	(59.4)
Total shareholders' equity	854.6	794.9
Total liabilities and shareholders' equity	$1,590.4	$1,463.7

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

	For the year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net sales	$835.6	$885.4	$869.2
Cost of sales	573.9	586.9	556.4
Gross profit	261.7	298.5	312.8
Selling, engineering and administrative expenses	148.9	133.1	130.7
Amortization of intangible assets	32.9	28.1	32.8
Operating income	79.9	137.3	149.3
Interest expense, net	31.2	16.7	16.9
Foreign currency transaction loss (gain), net	0.6	(0.9)	1.0
Other non-operating (income) expense, net	(1.1)	(0.3)	0.2
Income before income taxes	49.2	121.8	131.2
Income tax provision	11.7	23.4	26.6
Net income	$37.5	$98.4	$104.6

Net income per share:
Basic	$1.14	$3.03	$3.24
Diluted	$1.14	$3.02	$3.22

Weighted average shares outstanding:
Basic	32.9	32.5	32.3
Diluted	33.0	32.6	32.5

Dividends declared per share	$0.36	$0.36	$0.36

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

	For the year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net income	$37.5	$98.4	$104.6
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	7.6	(20.3)	(19.2)
Unrealized (loss) gain on interest rate swaps, net of tax	(3.6)	9.9	4.5
Total other comprehensive income (loss)	4.0	(10.4)	(14.7)
Comprehensive income	$41.5	$88.0	$89.9

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total
Balance at January 2, 2021	—	$—	32.1	$—	$371.8	$270.3	$(34.3)	$607.8
Shares issued, ESPP					1.8			1.8
Shares issued, acquisitions			0.2		14.2			14.2
Stock-based compensation					8.9			8.9
Cancellation of shares for payment of employee tax withholding					(1.4)			(1.4)
Shares repurchased					(0.6)			(0.6)
Dividends declared						(11.6)		(11.6)
Net income						104.6		104.6
Other comprehensive loss							(14.7)	(14.7)
Balance at January 1, 2022	—	$—	32.4	$—	$394.6	$363.3	$(49.0)	$709.0
Shares issued, restricted stock			0.2		0.1			0.1
Shares issued, ESPP					2.0			2.0
Shares issued, acquisitions					1.6			1.6
Stock-based compensation					8.6			8.6
Cancellation of shares for payment of employee tax withholding					(2.6)			(2.6)
Dividends declared						(11.7)		(11.7)
Net income						98.4		98.4
Other comprehensive loss							(10.4)	(10.4)
Balance at December 31, 2022	—	$—	32.6	$—	$404.3	$450.0	$(59.4)	$794.9
Shares issued, restricted stock			0.1	—				—
Shares issued, ESPP					2.0			2.0
Shares issued, acquisitions			0.4		18.7			18.7
Stock-based compensation					11.6			11.6
Cancellation of shares for payment of employee tax withholding					(2.2)			(2.2)
Dividends declared						(11.9)		(11.9)
Net income						37.5		37.5
Other comprehensive income							4.0	4.0
Balance at December 30, 2023	—	$—	33.1	$—	$434.4	$475.6	$(55.4)	$854.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in millions)

	For the year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash flows from operating activities:
Net income	$37.5	$98.4	$104.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.8	51.6	54.4
Stock-based compensation expense	11.6	8.6	8.9
Amortization of debt issuance costs	0.6	0.5	0.5
Benefit for deferred income taxes	(7.9)	(4.5)	(1.4)
Amortization of acquisition-related inventory step-up	—	—	0.6
Forward contract losses (gains), net	0.3	(4.0)	(4.7)
Other, net	—	—	0.1
(Increase) decrease in, net of acquisitions:
Accounts receivable	16.3	9.1	(32.4)
Inventories	(17.9)	(27.0)	(52.5)
Income taxes receivable	0.3	(5.0)	(0.7)
Other current assets	(5.5)	1.6	0.7
Other assets	(3.8)	8.0	5.1
Increase (decrease) in, net of acquisitions:
Accounts payable	(5.2)	(11.5)	23.8
Accrued expenses and other liabilities	(5.8)	(6.2)	8.1
Income taxes payable	(1.6)	(2.3)	5.7
Other noncurrent liabilities	3.9	(7.4)	(7.7)
Contingent consideration payments in excess of acquisition date fair value	(2.7)	—	—
Net cash provided by operating activities	83.9	109.9	113.1
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(114.2)	(67.3)	(61.1)
Capital expenditures	(34.3)	(31.9)	(26.8)
Proceeds from dispositions of property, plant and equipment	0.3	7.2	0.2
Cash settlement of forward contracts	0.4	4.3	2.4
Software development costs	(6.1)	(3.1)	(2.6)
Amounts paid for net assets acquired	—	—	(2.4)
Net cash used in investing activities	(153.9)	(90.8)	(90.3)
Cash flows from financing activities:
Borrowings on revolving credit facilities	189.2	118.7	81.2
Repayment of borrowings on revolving credit facilities	(252.0)	(92.7)	(86.8)
Borrowings on long-term non-revolving debt	160.0	—	12.0
Repayment of borrowings on long-term non-revolving debt	(21.5)	(18.0)	(16.2)
Proceeds from stock issued	2.0	2.1	1.8
Dividends to shareholders	(11.8)	(11.7)	(11.6)
Payment of employee tax withholding on equity award vestings	(2.2)	(2.6)	(1.4)
Payment of contingent consideration liability	(3.4)	(1.0)	(0.3)
Other financing activities	(2.4)	(1.7)	(1.3)
Net cash provided by (used in) financing activities	57.9	(6.9)	(22.6)
Effect of exchange rate changes on cash and cash equivalents	0.8	3.0	3.0
Net (decrease) increase in cash and cash equivalents	(11.3)	15.2	3.2
Cash and cash equivalents, beginning of period	43.7	28.5	25.3
Cash and cash equivalents, end of period	$32.4	$43.7	$28.5

	For the year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$26.4	$31.7	$23.6
Interest	$29.5	$15.5	$15.9
Supplemental disclosure of noncash transactions:
Unrealized loss (gain) on interest rate swaps	$4.4	$(12.8)	$(6.0)
Contingent consideration incurred in connection with acquisition	$—	$—	$3.3
Stock issued for acquisition	$18.7	$1.6	$14.2
Foreign currency remeasurement impact on euro denominated debt	$(2.4)	$4.6	$5.9
Measurement period adjustments to goodwill	$—	$—	$0.8

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

The Company operates in two business segments: Hydraulics and Electronics. There are two key technologies within the Hydraulics segment: motion control technology (MCT) and fluid conveyance technology (FCT). Our MCT products provide simultaneous control of acceleration, velocity and position. MCT includes our cartridge valve technology (CVT) where we pioneered a fundamentally different design platform employing a floating nose construction that results in a self-alignment characteristic. This design provides better performance and reliability advantages compared with most competitors’ product offerings. Our cartridge valves are offered in several size ranges and include both electrically actuated and hydro-mechanical products. They are designed to be able to operate reliably at higher pressures than most competitors, making them equally suitable for both industrial and mobile applications. Our FCT products transfer hydraulic fluid from one point to another. FCT includes our quick release couplings (QRC) products, which allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment, specialty vehicles, therapy baths and traditional and swim spas. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware and sustaining engineering teams.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company reports on a fiscal year that ends on the Saturday closest to December 31st. Each quarter generally consists of thirteen weeks, with a fourteen-week quarter occurring periodically. The 2023, 2022 and 2021 fiscal years contained 52 weeks and ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

The Consolidated Financial Statements include the accounts and operations of Helios Technologies and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Any cash equivalents held by the Company are not significant. At year end 2023, more than half of the cash on hand was held in institutions in APAC, approximately a quarter held in institutions in EMEA, and the remainder held in institutions in the Americas.

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

Property, Plant and Equipment, net

Property, plant and equipment is stated at cost less accumulated depreciation. Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method generally over the following useful lives:

Years
Machinery and equipment	3 - 12
Office furniture and equipment	2 - 10
Buildings	10 - 40
Building and land improvements	5 - 20
Leasehold improvements	2 - 10

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. We test goodwill for impairment at the reporting unit level, as of the third quarter period end date, on an annual basis and between annual tests whenever events or circumstances indicate the carrying value of a reporting unit may exceed its fair value. Examples of such circumstances could include, but are not limited to, a significant loss of market share, significant decline in operating results, change in management strategy or operations, economic decline, and other such significant disruptions to the business. As part of the impairment test, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after this optional qualitative assessment, the Company determines that impairment is more likely than not, then the Company performs the quantitative impairment test. The carrying value of assets is calculated at the reporting unit level. An impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value, not exceeding the carrying amount of goodwill. We generally use a combination of market and income approach methodologies to estimate the fair value of our reporting units.

Intangible assets consist primarily of customer relationships, technology, trade names and brands and supply agreements. Amortization is on a straight-line basis over their estimated useful lives and the amortization is reflected in the Consolidated Statements of Operations. The useful lives used are as follows: Customer Relationships - 8 to 26 years; Trade Names and Brands - 10 to 20 years; Technology - 5 to 13 years; and Supply Agreements - 10 years. Intangible assets are tested for impairment if certain circumstances that would indicate the carrying amount of the assets may not be recoverable. Such circumstances can include, but are not limited to decrease in market price, economic decline, changes in the market, change in business operations, or plans for disposition. Additional information about intangible assets, including the gross and net carrying values for the reported periods and historical and future estimated amortization expense is presented in Note 8 of the Notes to the Consolidated Financial Statements included in this Annual Report. Additional information about our acquisitions, including acquired intangible assets deemed material to the Company’s financial results, is presented in Note 3 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, there were no impairments recorded based on our analysis.

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

Contract Assets & Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $3.8 and $3.8 at December 30, 2023 and December 31, 2022, respectively and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets.

Contract liabilities are recognized when payment is received from customers prior to satisfying the underlying performance obligation. Contract liabilities totaled $2.1 and $3.3 at December 30, 2023 and December 31, 2022, respectively, and are presented in Other accrued expenses and current liabilities on the Consolidated Balance Sheets. The Company has no individual components of Other accrued expenses and current liabilities in excess of five percent of Total current liabilities on the Consolidated Balance Sheets at December 30, 2023 and December 31, 2022.

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

Research and Development

The Company conducts R&D to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $19.2, $17.4 and $16.8 for the 2023, 2022 and 2021 fiscal years, respectively.

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

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes potential interest and penalties related to its unrecognized tax benefits in income tax expense.

The Company accounts for Global Intangible Low-Taxed Income as a current-period expense when incurred.

The deferral method of accounting is used for investments that generate investment tax credits. Under this method, the investment tax credits are recognized as a reduction of the related asset.

Capitalized Software Development Costs

The Company sells certain products that contain embedded software that is integral to the functionality of the products. Internal and external costs incurred for developing this software are charged to expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the products are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of accumulated amortization, were $9.0 and $5.6 at December 30, 2023, and December 31, 2022, respectively, and are included in Other assets in the Consolidated Balance Sheets.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions except per share data):

	December 30, 2023	December 31, 2022	January 1, 2022
Net income	$37.5	$98.4	$104.6

Weighted average shares outstanding - Basic	32.9	32.5	32.3
Net effect of dilutive securities - Stock based compensation	0.1	0.1	0.2
Weighted average shares outstanding - Diluted	33.0	32.6	32.5

Net income per share:
Basic	$1.14	$3.03	$3.24
Diluted	$1.14	$3.02	$3.22

Diluted EPS was computed using the treasury stock method for options. As of December 30, 2023, there were 45,334 unvested stock options at $50.60 per share that were excluded from the computation of diluted EPS because the stock prices did not meet the required achievements. There were no vested stock options that were not exercisable included in the diluted EPS calculation. These options were granted in 2022 and have a 10-year expiration.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-07 Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures in November 2023. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis, primarily related to significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the additional segment disclosures to have a material impact on the consolidated financial statements and does not plan to early adopt the standard.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09 Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this update focus on improving the transparency, effectiveness and comparability of income tax disclosures primarily related to the pretax income (or loss), income tax expense (or benefit), rate reconciliation and income taxes paid for public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company does not expect the additional income tax disclosures to have a material impact on the consolidated financial statements and does not plan to early adopt the standard.

3. BUSINESS ACQUISITIONS

2023 Acquisitions

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

Initial consideration paid at closing for i3, net of cash acquired, totaled $44.0, consisting of 370,276 shares of the Company's common stock, issued in a private placement to the previous owners of i3, and cash of $25.4. Total consideration for the acquisition is subject to a post-closing adjustment in accordance with the terms of the purchase agreement. The cash consideration paid at closing was funded with additional borrowings on the Company’s credit facility.

In connection with these acquisitions, the Company recorded $37.7 of goodwill, $48.0 of other identifiable intangible assets, $34.2 of property, plant and equipment and $8.8 of other net assets. The intangible assets include customer relationships of $36.4 (15.7 year weighted average useful life), trade names and brands of $7.6 (14.0 year weighted average useful life), technology of $3.3 (5.0 year weighted average useful life) and sales order backlog of $0.7 (less than one year weighted average useful life).

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The fair value of identified intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisitions. As additional information becomes available, management will finalize its analysis of the estimated fair value. The purchase price allocation for i3 is preliminary, pending post-closing adjustments, final intangibles valuation and tax-related adjustments, and may be revised during the remainder of the measurement period (which will not exceed 12 months from the acquisition dates). Any such revisions or changes to the fair values of the tangible and intangible assets acquired and liabilities assumed could be material.

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

Cash consideration paid, net of cash acquired, totaled $68.6, of which $4.2M was paid in 2023 related to a building purchase. The consideration was funded with borrowings on the Company’s credit facility.

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

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at December 30, 2023 and December 31, 2022.

	December 30, 2023
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$6.7	$—	$6.7	$—
Total	$6.7	$—	$6.7	$—
Liabilities
Contingent consideration	$0.5	$—	$—	$0.5
Total	$0.5	$—	$—	$0.5

	December 31, 2022
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contract	$11.1	$—	$11.1	$—
Forward foreign exchange contracts	1.0	—	1.0	—
Total	$12.1	$—	$12.1	$—
Liabilities
Forward foreign exchange contracts	$0.3	$—	$0.3	$—
Contingent consideration	6.7	—	—	6.7
Total	$7.0	$—	$0.3	$6.7

A summary of changes in the estimated fair value of contingent consideration at December 30, 2023 and December 31, 2022 is as follows:

Balance at January 1, 2022	$6.4
Change in estimated fair value	1.3
Payment on liability	(1.1)
Accretion in value	0.5
Currency remeasurement	(0.4)
Balance at December 31, 2022	$6.7
Change in estimated fair value	(0.7)
Payment on liability	(6.1)
Accretion in value	0.6
Balance at December 30, 2023	$0.5

5. INVENTORIES, NET

At December 30, 2023 and December 31, 2022, inventory consisted of the following:

	December 30, 2023	December 31, 2022
Raw materials	$126.8	$119.2
Work in process	55.4	41.6
Finished goods	43.0	40.8
Provision for obsolete and slow moving inventory	(10.1)	(10.0)
Total	$215.1	$191.6

6. PROPERTY, PLANT AND EQUIPMENT, NET

At December 30, 2023 and December 31, 2022, property, plant and equipment, net consisted of the following:

	December 30, 2023	December 31, 2022
Machinery and equipment	$246.2	$207.2
Office furniture and equipment	56.4	25.2
Buildings	73.7	53.2
Building and land improvements	20.0	19.3
Leasehold improvements	5.6	4.3
Land	16.3	13.1
	$418.2	$322.3
Less: Accumulated depreciation	(242.0)	(185.1)
Construction in progress	25.9	19.3
	$202.1	$156.5
Operating lease ROU assets	25.8	19.2
Total	$227.9	$175.7

Depreciation expense for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 totaled $30.2, $22.9 and $21.4, respectively.

7. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space throughout its locations that are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, operating lease costs totaled $7.0, $6.8 and $6.0, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	December 30, 2023	December 31, 2022
Right-of-use assets	$25.8	$19.2
Lease liabilities:
Current lease liabilities	$4.0	$5.8
Non-current lease liabilities	23.2	14.5
Total lease liabilities	$27.2	$20.3

Weighted average remaining lease term (in years):	4.9
Weighted average discount rate:	4.6%

Supplemental cash flow information related to leases is as follows:

	For the Year Ended
	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.4	$6.9
Non-cash impact of new leases and lease modifications	$1.1	$3.3

Maturities of lease liabilities are as follows:

2024	$5.6
2025	5.4
2026	4.9
2027	3.9
2028	3.4
Thereafter	11.0
Total lease payments	34.2
Less: Imputed interest	(7.0)
Total lease obligations	27.2
Less: Current lease liabilities	(4.0)
Non-current lease liabilities	$23.2

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the years ended December 30, 2023 and December 31, 2022 is as follows:

	Hydraulics	Electronics	Total
Balance at January 1, 2022	$273.7	$186.2	$459.9
Acquisition of Daman	24.7	—	24.7
Acquisition of Taimi	0.3	—	0.3
Measurement period adjustment, Joyonway acquisition	—	0.1	0.1
Currency translation	(16.2)	(0.3)	(16.5)
Balance at December 31, 2022	$282.5	$186.0	$468.5
Acquisition of Schultes	11.8	—	11.8
Acquisition of i3	—	25.9	25.9
Currency translation	7.8	—	7.8
Balance at December 30, 2023	$302.1	$211.9	$514.0

Acquired Intangibles Assets

At December 30, 2023 and December 31, 2022, intangible assets consisted of the following:

	December 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$95.8	$(23.9)	$71.9	$87.5	$(18.5)	$69.0
Non-compete agreements	2.0	(1.1)	0.9	2.1	(0.7)	1.4
Technology	54.7	(26.9)	27.8	50.8	(21.3)	29.5
Supply agreement	21.0	(14.9)	6.1	21.0	(12.8)	8.2
Customer relationships	391.8	(74.8)	317.0	349.4	(56.1)	293.3
Sales order backlog	1.4	(1.4)	—	0.7	(0.4)	0.3
Workforce	6.1	(3.4)	2.7	6.1	(2.2)	3.9
	$572.8	$(146.4)	$426.4	$517.6	$(112.0)	$405.6

Amortization expense on acquired intangibles assets for the 2023, 2022 and 2021 fiscal years was approximately $32.9, $28.1 and $32.8, respectively. Future estimated amortization expense is presented below.

Year:
2024	$32.4
2025	32.2
2026	30.5
2027	27.2
2028	26.8
Thereafter	277.3
Total	$426.4

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

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	December 30, 2023	December 31, 2022	Location	December 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$6.7	$11.1	Other non-current liabilities	$—	$—

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	—	1.0	Other current liabilities	—	—
Forward foreign exchange contracts	Other assets	—	—	Other non-current liabilities	—	0.3
Total derivatives		$6.7	$12.1		$—	$0.3
(1) See Note 4 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

Gains and losses related to the Company’s derivative financial instruments for the 2023, 2022 and 2021 years are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	December 30, 2023	December 31, 2022	January 1, 2022	into Earnings (Effective Portion)	December 30, 2023	December 31, 2022	January 1, 2022
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(4.4)	$12.8	$6.0	Interest expense, net	$7.0	$(0.2)	$(4.2)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $31.2, $16.7 and $16.9 for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives			Location of Gain or (Loss) Recognized
	December 30, 2023	December 31, 2022	January 1, 2022	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$(0.3)	$4.0	$4.7	Foreign currency transaction gain / loss, net

Interest Rate Swap Contracts

The Company primarily utilizes variable-rate debt, which exposes the Company to variability in interest payments. The Company enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates.

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

The Company has entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with the transactions, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month SOFR. The interest rate swaps have an aggregate notional amount of $220.0, with periodic decreases, have been designated as hedging instruments and are accounted for as cash flow hedges. The interest rate swaps are scheduled to expire in October 2025 and April 2028. The contracts are settled with the respective counterparties on a net basis at each settlement date. Assuming SOFR rates consistent with year-end, the estimated gains included in AOCI at December 30, 2023, that are expected to be reclassified into earnings during the 2024 fiscal year total $7.8.

Forward Foreign Exchange Contracts

The Company enters, from time-to-time, into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At December 30, 2023, the Company had zero forward foreign exchange contracts.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $99.3 as of December 30, 2023 and is included in the Revolving line of credit line item in the Consolidated Balance Sheets. The loss on the net investment hedge recorded in AOCI as part of the currency translation adjustment was $2.4, net of tax, for the year ended December 30, 2023.

10. CREDIT FACILITIES

Total non-revolving debt consists of the following:

	Maturity Date	December 30, 2023	December 31, 2022
Long-term non-revolving debt:
Term loans with PNC Bank	Oct 2025	$310.0	$175.0
Term loans with Citibank	Various	12.1	8.6
Total non-revolving debt		322.1	183.6
Less: current portion of long-term non-revolving debt		23.2	19.0
Less: unamortized debt issuance costs		0.6	0.4
Total long-term non-revolving debt, net		$298.3	$164.2

Information on the Company's revolving credit facilities is as follows:

		Balance		Available credit
	Maturity Date	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Revolving line of credit with PNC Bank	Oct 2025	$199.8	$261.3	$199.5	$138.1
Revolving line of credit with Citibank	Jun 2026	$3.5	$1.6	$0.6	$0.7

Future maturities of total debt are as follows:

Year:
2024	$27.0
2025	491.2
2026	7.2
Total	$525.4

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

The credit agreement requires the Company to comply with a number of restrictive covenants, including limitations on the Company’s ability to incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, joint ventures, consolidation and asset sales; and pay dividends and distributions. The Company (together with its subsidiaries) is also required to comply with certain financial tests, including a minimum interest coverage ratio (as defined therein) of 3.0 to 1.0 and a maximum leverage ratio of 3.75 to 1.0 (4.25 to 1.0 in an acquisition period). As of December 30, 2023, the Company was in compliance with all covenants related to the credit agreement.

The credit facility is guaranteed by the Company’s U.S. domestic subsidiaries and requires any future U.S. domestic subsidiaries to join as guarantors. In addition, the credit facility is required to be secured by substantially all of the assets of the Company and its current and future U.S. domestic subsidiaries of the Company.

The effective interest rate on the credit agreement at December 30, 2023 was 7.4%. Interest expense recognized on the credit agreement during the years ended December 30, 2023, December 31, 2022 and January 1, 2022 was $37.6, $15.9 and $12.3, respectively. As of December 30, 2023, the Company was in compliance with all debt covenants related to the Amended Credit Agreement.

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

The Company has a term loan facility agreement (the “Sydney Branch Term Loan Facility”) with Citibank, N.A., Sydney Branch, as lender. Under the Sydney Branch Term Loan Facility, the Company borrowed on a secured basis AUD 7.5. The proceeds were used to repay other existing debt. Outstanding borrowings under the Sydney Branch Term Loan Facility accrue interest at a rate equal to the Australian Bank Bill Swap (ABBS) Reference Rate plus 2.0%, to be repaid throughout the term of the loan with a final payment due date of December 2024.

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

As of the date of this filing, the Company was in compliance with all debt covenants related to the term loans and line of credit with Citibank. Additionally, the secured loans with Citibank are secured by a parent guarantee.

11. DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $11.9, $11.7 and $11.6 to shareholders in 2023, 2022 and 2021, respectively.

The Company declared the following regular quarterly dividends to shareholders during 2023, 2022 and 2021. The dividends were declared to shareholders of record on the 5th day following the respective quarter end and paid on the 20th day of each month following the date of declaration.

	2023	2022	2021
First quarter	$0.09	$0.09	$0.09
Second quarter	0.09	0.09	0.09
Third quarter	0.09	0.09	0.09
Fourth quarter	0.09	0.09	0.09

12. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 30, 2023	December 31, 2022	January 1, 2022
United States	$12.8	$71.3	$87.1
Foreign	36.4	50.5	44.1
Total	$49.2	$121.8	$131.2

The Company derives its pretax income based on the consolidated results of its legal entities. The U.S. legal entities had third-party export sales of $131.8, $146.5 and $166.9 for the 2023, 2022 and 2021 years, respectively. Foreign pretax income is impacted by the level of foreign manufacturing, sales at varying market levels as well as direct sales to large OEM customers.

The components of the income tax provision (benefit) are as follows:

	For the year ended
	December 30, 2023	December 31, 2022	January 1, 2022
Current tax expense (benefit):
United States	$6.7	$12.3	$10.7
State and local	1.5	0.4	3.1
Foreign	11.4	15.9	17.3
Total current	19.6	28.6	31.1
Deferred tax expense (benefit):
United States	(3.6)	(0.4)	(1.1)
State and local	(1.4)	(2.6)	0.2
Foreign	(2.9)	(2.2)	(3.6)
Total deferred	(7.9)	(5.2)	(4.5)
Total income tax provision	$11.7	$23.4	$26.6

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 30, 2023	December 31, 2022	January 1, 2022
U.S. federal taxes at statutory rate	$10.3	$25.6	$27.5
Increase (decrease)
Capitalized transaction costs	0.2	0.3	—
Foreign income taxed at different rate	1.4	1.7	3.6
FDII deduction	(1.2)	(2.8)	(3.2)
Changes in estimates related to prior years including foreign	0.1	0.2	(0.2)
State and local taxes, net	0.4	(1.0)	2.7
Current year tax credits	(1.0)	(0.9)	(0.5)
Foreign deferred other true up	(1.8)	(1.0)	(1.6)
Change in reserve	0.2	0.2	(1.9)
Excess officer compensation	1.3	1.4	—
Change in valuation allowance	1.3	—	—
Other	0.5	(0.3)	0.1
Income tax provision	$11.7	$23.4	$26.6

The effective tax rate for the year ended December 30, 2023 was higher than the rate for 2022 primarily due to an increase in the state and local tax expense and the increased impacts for foreign income taxed at different rates. The relative impact of excess officer compensation compared to pre-tax book income increased in 2023, as well as an increase in the change in valuation allowance. The rate for all years benefited from tax deductions for FDII deduction.

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 30, 2023 and December 31, 2022, are presented below:

	December 30, 2023	December 31, 2022
Deferred tax assets:
Foreign tax benefit of U.S. reserves	$1.4	$1.9
Net operating losses	6.2	6.2
Inventory	3.7	3.2
Intangible assets and goodwill	0.7	0.7
Lease liability	4.5	2.0
Capitalized research expenditures	8.0	3.8
Interest expense limitation carryforward	3.6	—
Accrued expenses and other	6.4	5.2
Other comprehensive income	3.0	5.6
Total deferred tax assets	37.5	28.6
Less: Valuation allowance	(3.0)	(1.7)
Net deferred tax assets	34.5	26.9
Deferred tax liabilities:
Depreciation	(7.4)	(8.6)
Right of use asset	(4.4)	(1.9)
Intangible assets and goodwill	(78.1)	(75.5)
Other deferred tax liabilities	—	(0.3)
Total deferred tax liabilities	(89.9)	(86.3)
Net deferred tax liabilities	$(55.4)	$(59.4)

As of December 30, 2023, the Company has federal net operating loss (“NOL”) carryforwards of approximately $7.2 that will expire between 2029 and 2032 state net operating loss carryforwards of $35.2 that will expire between 2024 and 2039 and foreign net operating loss carryforwards of $10.6, of which $6.6 are indefinite-lived and the remaining will expire between 2024 and 2043. The federal and California NOLs were generated by Balboa during pre-acquisition tax years 2011-2019 and are subject to a 20-year carryforward period. As a result of the acquisition, both the federal and the California NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percent. Despite these limitations, the Company expects to fully utilize the federal and California NOLs by 2027. The Company has foreign NOL carryforwards of $7.1 that it does not anticipate utilizing. Consequently, it has fully reserved against the deferred tax asset related to these NOLs.

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of December 30, 2023 and December 31, 2022 was $3.0 and $1.7, respectively. The portion of valuation allowance related to capital losses was $1.0, interest expense limitation carryforward was $0.7, and foreign loss carryforward was $1.3 as of December 30, 2023. The net change in total valuation was an increase of $1.3 in 2023 and was primarily related to interest expense limitation carryforward and capital losses that, in the judgment of management, are not more likely than not to be realized.

The Company accounts for investment tax credits utilizing the deferral method. Investment tax credits generated in 2023 totaled $0.9.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - January 2, 2021	$11.4
Decreases from positions taken during prior periods	(0.2)
Increases from positions taken during current period	0.6
Lapse of statute of limitations	(2.8)
Unrecognized tax benefits - January 1, 2022	$9.0
Increases from positions taken during prior periods	0.9
Increases from positions taken during current period	0.2
Settled positions	(0.2)
Lapse of statute of limitations	(2.0)
Unrecognized tax benefits - December 31, 2022	$7.9
Increases from positions taken during prior periods	1.1
Increases from positions taken during current period	0.2
Settled positions	(2.7)
Lapse of statute of limitations	(0.4)
Unrecognized tax benefits - December 30, 2023	$6.1

At December 30, 2023, the Company had unrecognized tax benefits of $6.1 including accrued interest. If recognized, $0.2 of unrecognized tax benefits would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of December 30, 2023, is not considered material to the Company’s Consolidated Financial Statements.

The Company remains subject to income tax examinations in the U.S. and various state and foreign jurisdictions for tax years 2018-2023. The Company believes it has adequately reserved for income taxes that could result from any audit adjustments. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months.

13. STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2023 Equity Incentive Plan (“2023 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted stock units, stock options, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2023 Plan replaced the prior 2019 Equity Incentive Plan and was approved by the Company's shareholders at the 2023 Annual Meeting. As of December 30, 2023, 978,469 shares remained available to be issued through the 2023 Plan.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan and from time to time for special recognition. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. Compensation expense recognized for RSUs granted to employees totaled $8.4, $7.0 and $6.0 for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

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

Effective January 1, 2022, the board terminated the 2012 Non-Employee Director Fees Plan and approved a new Helios Technologies, Inc. Non-Employee Director Compensation Policy (the “Director Compensation Policy”), which revised the compensation for Non-Employee Directors. The Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2019 Plan, which vest over a one-year period. Directors were granted 20,564 and 18,260 RSUs during the years ended December 30, 2023 and December 31, 2022, respectively. The Company recognized director stock compensation expense on the RSUs of $1.3 and $0.5 for the years ended December 30, 2023 and December 31, 2022, respectively. Directors were granted 26,500 shares of stock and the Company recognized director stock compensation expense of $2.2 for the year ended January 1, 2022, under the 2012 Directors Plan.

The following table summarizes RSU activity for the 2023 fiscal year:

	Number of Units (in thousands)	Weighted Average Grant-Date Fair Value per Share
Nonvested balance at December 31, 2022	217	$66.98
Granted	237	56.23
Vested	(99)	53.45
Forfeited	(52)	65.30
Nonvested balance at December 30, 2023	303	$63.29

Included in the nonvested balance at December 30, 2023, is 128,814 nonvested performance-based RSUs.

The grant date fair value of restricted stock and RSUs granted during the 2023, 2022 and 2021 fiscal years totaled $13.3, $9.7 and $6.2, respectively.

The Company had $8.8 of total unrecognized compensation cost related to the RSU awards as of December 30, 2023. That cost is expected to be recognized over a weighted average period of 1.7 years.

Stock Options

In 2022, the Company granted stock options with market-based vesting conditions to its officers. As of December 30, 2023, there were 68,000 unvested options and no vested unexercised options. The exercise price per share is $50.60, which is equal to the market price of Helios stock on the grant date. The options vest upon, the later of, the achievement of defined stock prices or two years from the grant date. The options include required service periods, which range from one to two years from the grant date. These options have a 10-year expiration. The grant date fair value of the options totaled $2.3 and was estimated using a Monte Carlo simulation.

The Company has also granted stock options with only time-based vesting conditions to its officers. As of December 30, 2023, there were 4,999 unvested options and 19,234 vested unexercised options. The exercise prices per share, which range from $35.04 to $55.03, are equal to the market price of Helios stock on the respective grant dates. The options vest ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model.

At December 30, 2023, the Company had $0.1 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 0.7 years.

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

Employees purchased 43,585 shares at a weighted average price of $46.52, 38,392 shares at a weighted average price of $51.54 and 29,420 shares at a weighted average price of $60.71, under the ESPP and U.K. plan during the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. The Company recognized $0.5, $0.4 and $0.7 of compensation expense during the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. At December 30, 2023, 300,233 shares remained available to be issued through the ESPP and the U.K. plan.

14. EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all of its eligible U.S. employees. Employer contribution costs recognized under the retirement plan amounted to approximately $3.6, $3.1 and $3.0 during 2023, 2022 and 2021, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll statutes. These benefits amounted to approximately $3.0, $3.3 and $3.4 during 2023, 2022 and 2021, respectively.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 2, 2021	$(5.9)	$(28.4)	$(34.3)
Other comprehensive income (loss) before reclassifications	9.2	(24.5)	(15.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(3.3)	—	(3.3)
Tax effect	(1.4)	5.3	3.9
Net current period other comprehensive income (loss)	4.5	(19.2)	(14.7)
Balance at January 1, 2022	$(1.4)	$(47.6)	$(49.0)
Other comprehensive income (loss) before reclassifications	13.0	(25.4)	(12.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(0.2)	—	(0.2)
Tax effect	(2.9)	5.1	2.2
Net current period other comprehensive income (loss)	9.9	(20.3)	(10.4)
Balance at December 31, 2022	$8.5	$(67.9)	$(59.4)
Other comprehensive (loss) income before reclassifications	(9.8)	11.1	1.3
Amounts reclassified from accumulated other comprehensive loss, net of tax	5.4	—	5.4
Tax effect	0.8	(3.5)	(2.7)
Net current period other comprehensive (loss) income	(3.6)	7.6	4.0
Balance at December 30, 2023	$4.9	$(60.3)	$(55.4)

The following table presents reclassifications out of accumulated other comprehensive loss:

Details about Accumulated Other	Affected Line Item in the Consolidated	For the year Ended
Comprehensive Income Components	Statements of Operations	December 30, 2023	December 31, 2022	January 1, 2022
Derivative financial instruments
Interest rate swaps	Interest expense, net	$7.0	$(0.2)	$(4.2)
	Tax benefit	(1.6)	—	0.9
	Net of tax	$5.4	$(0.2)	$(3.3)

Total reclassifications for the period		$5.4	$(0.2)	$(3.3)

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

The Hydraulics segment provides the global capital goods industries with hydraulic components and systems used to transmit power and control force, speed and motion. There are two categories based on Hydraulic system architecture: motion control technology (“MCT”) and fluid conveyance technology (“FCT”). MCT includes components used to control the flow and pressure of fluids in a system including. FCT includes components used to convey fluids and fluid power through a system and are designed to grant maximum flexibility of design and reliability. MCT includes cartridge valve technology (“CVT”) and FCT includes quick release coupling solutions (“QRC”) products. CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Engineered solutions that incorporate manifold solutions with CVT and QRC technologies are also provided to machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment.

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the year ended December 30, 2023, these unallocated costs totaled $38.1 and include certain corporate costs not deemed to be allocable to either business segment of $1.2, amortization of acquisition-related intangible assets of $32.9 and other acquisition and integration related costs of $4.0. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated Financial Statements.

The following table presents financial information by reportable segment for the last three fiscal years:

	2023	2022	2021
Net sales:
Hydraulics	$565.8	$551.3	$516.4
Electronics	269.8	334.1	352.7
Total	$835.6	$885.4	$869.2
Operating income:
Hydraulics	$93.3	$122.7	$119.8
Electronics	24.7	52.5	71.7
Corporate and other	(38.1)	(37.9)	(42.2)
Total	$79.9	$137.3	$149.3
Capital expenditures:
Hydraulics	$25.7	$21.5	$17.5
Electronics	8.6	10.4	9.3
Total	$34.3	$31.9	$26.8
Total assets:
Hydraulics	$976.6	$874.8	$821.8
Electronics	600.0	567.1	585.7
Corporate	13.8	21.8	7.8
Total	$1,590.4	$1,463.7	$1,415.3

Geographic Region Information:

Net sales are measured based on the geographic destination of sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude ROU assets. The following table presents financial information by region for the last three fiscal years:

	2023	2022	2021
Net sales
Americas	$460.9	$470.4	$425.5
EMEA	202.8	223.6	222.0
APAC	171.9	191.4	221.7
Total	$835.6	$885.4	$869.2

Tangible long-lived assets
Americas	$145.6	$105.7	$97.6
EMEA	37.1	33.1	35.8
APAC	19.4	17.7	18.0
Total	$202.1	$156.5	$151.4

17. RELATED PARTY TRANSACTIONS

The Company purchases from, and sells inventory to, entities partially owned or managed by directors of Helios. For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, inventory sales to the entities totaled $3.0, $3.1 and $3.4, respectively, and inventory purchases from the entities totaled $0.0, $0.0 and $3.2, respectively.

At December 30, 2023 and December 31, 2022, total amounts due from the entities totaled $0.4 for both periods.

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

18. COMMITMENTS AND CONTINGENCIES

Building Purchase Commitment

The Company is negotiating a lease to buy agreement for the purchase of a building for an expected purchase price of €26.7. The agreement includes an option to purchase during the lease period with a commitment to purchase at the end of the 6-year lease period. The purchase price will be reduced by 60% of the lease payments made prior to purchase.

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

Letters of Credit

In the ordinary course of business, the Company is at times required to post letters of credit. The letters of credit are issued by financial institutions to guarantee our obligations to various parties. The Company was contingently liable for $1.0 of standby letters of credit with financial institutions as of December 30, 2023.

19. SUBSEQUENT EVENTS

The company evaluated subsequent events through the date the consolidated financial statements were issued. The Company did not identify any subsequent events that would require adjustment or disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of December 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. This report appears on page 52.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 30, 2023, none of the Company's directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICITIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2024 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Directors

The information required by this item with respect to our board of directors and committees thereof is set forth in our 2024 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Delinquent Section 16(a) Reports

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2024 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2024 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2024 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Independence and Committees of the Board of Directors” in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our 2024 Proxy Statement and is incorporated herein by reference.

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

10.28+

Advisory and Transition Services & Release Agreement between the Company and Tricia Fulton, dated July 17,

2023 (previously filed as Exhibit 10.1+ to the Company’s Current Report on Form 8-K filed on July 17, 2023,

and incorporated herein by reference).

10.29+

Helios Technologies, Inc. 2023 Equity Incentive Plan (previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2023, and incorporated herein by reference).

10.30+	Form of Restricted Stock Unit Grant Agreement.

10.31

Fourth Amendment to Second Amended and Restated Credit Agreement among Helios Technologies, Inc. as

Borrower, the Guarantor parties thereto, the financial institutions party thereto from time to time as lenders, and PNC Bank, National Association, as Administrative Agent, dated March 28, 2023 (previously filed as Exhibit 10.2 to the Company’s Report on Form 10-Q filed on May 9, 2023, and incorporated herein by reference).

10.32

Incremental Facility Amendment to Second Amended and Restated Credit Agreement among Helios

Technologies, Inc. as Borrower, the Guarantor parties thereto, the financial institutions party thereto from time to time as lenders, and PNC Bank, National Association, as Administrative Agent, dated May 17, 2023

(previously filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on May 17, 2023, and incorporated herein by reference).

14	Helios Code of Business Conduct and Ethics (previously filed as exhibit 14 to the Company's Report on Form 10-K filed on March 2, 2021, and incorporated herein by reference).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, has been formatted in Inline XBRL.

+ Executive management contract or compensatory plan or arrangement.

* Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2024.

HELIOS TECHNOLOGIES, INC.

By:	/s/ Josef Matosevic
Josef Matosevic, President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Josef Matosevic	President, Chief Executive Officer and Director	February 27, 2024
Josef Matosevic

/s/ Sean Bagan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024
Sean Bagan

/s/ Philippe Lemaitre	Director, Chairman of the Board of Directors	February 27, 2024
Philippe Lemaitre

/s/ Laura Dempsey Brown	Director	February 27, 2024
Laura Dempsey Brown

/s/ Douglas M. Britt	Director	February 27, 2024
Douglas M. Britt