Form 10-Q
period 2024-03-30
HELIOS TECHNOLOGIES, INC.
filed 2024-05-09
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-40935

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

The registrant had 33,197,487 shares of common stock, par value $.001, outstanding as of April 26, 2024.

Helios Technologies, Inc.

INDEX

For the quarter ended

March 30, 2024

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	March 30, 2024	December 30, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37.3	$32.4
Accounts receivable, net of allowance for credit losses of $2.3 and $2.1	126.5	114.8
Inventories, net	213.9	215.1
Income taxes receivable	9.6	11.3
Other current assets	22.0	23.1
Total current assets	409.3	396.7
Property, plant and equipment, net	224.4	227.9
Deferred income taxes	1.5	1.7
Goodwill	507.9	514.0
Other intangible assets, net	414.2	426.4
Other assets	26.3	23.7
Total assets	$1,583.6	$1,590.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$67.7	$70.3
Accrued compensation and benefits	19.3	19.4
Other accrued expenses and current liabilities	26.3	27.0
Current portion of long-term non-revolving debt, net	23.2	23.2
Dividends payable	3.0	3.0
Income taxes payable	5.3	2.0
Total current liabilities	144.8	144.9
Revolving lines of credit	202.1	199.8
Long-term non-revolving debt, net	292.7	298.3
Deferred income taxes	53.0	57.1
Other noncurrent liabilities	34.4	35.7
Total liabilities	727.0	735.8
Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $0.001, 2.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100.0 shares authorized, 33.2 and 33.1 shares issued and outstanding	—	—
Capital in excess of par value	437.3	434.4
Retained earnings	481.8	475.6
Accumulated other comprehensive loss	(62.5)	(55.4)
Total shareholders' equity	856.6	854.6
Total liabilities and shareholders' equity	$1,583.6	$1,590.4

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations (unaudited)

(in millions, except per share data)

	Three Months Ended
	March 30, 2024	April 1, 2023
	(unaudited)	(unaudited)
Net sales	$212.0	$213.2
Cost of sales	144.8	142.2
Gross profit	67.2	71.0
Selling, engineering and administrative expenses	39.0	38.1
Amortization of intangible assets	7.9	8.1
Operating income	20.3	24.8
Interest expense, net	8.2	6.2
Foreign currency transaction loss, net	0.3	0.4
Other non-operating (income) expense, net	(0.2)	0.2
Income before income taxes	12.0	18.0
Income tax provision	2.8	4.1
Net income	$9.2	$13.9

Net income per share:
Basic	$0.28	$0.43
Diluted	$0.28	$0.42

Weighted average shares outstanding:
Basic	33.1	32.6
Diluted	33.3	32.7

Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(in millions)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income	$9.2	$13.9
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(8.3)	3.1
Unrealized gain (loss) on interest rate swaps, net of tax	1.2	(2.4)
Total other comprehensive (loss) income	(7.1)	0.7
Comprehensive income	$2.1	$14.6

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at December 30, 2023	—	$—	33.1	$—	$434.4	$475.6	$(55.4)	$854.6
Shares issued, restricted stock			0.1					—
Shares issued, ESPP					0.5			0.5
Stock-based compensation					4.2			4.2
Cancellation of shares for payment of employee tax withholding					(1.8)			(1.8)
Dividends declared						(3.0)		(3.0)
Net income						9.2		9.2
Other comprehensive loss							(7.1)	(7.1)
Balance at March 30, 2024	—	$—	33.2	$—	$437.3	$481.8	$(62.5)	$856.6

Balance at December 31, 2022	—	$—	32.6	$—	$404.3	$450.0	$(59.4)	$794.9
Shares issued, ESPP					0.5			0.5
Stock-based compensation					3.4			3.4
Cancellation of shares for payment of employee tax withholding					(1.8)			(1.8)
Dividends declared						(3.0)		(3.0)
Net income						13.9		13.9
Other comprehensive income							0.7	0.7
Balance at April 1, 2023	—	$—	32.6	$—	$406.4	$460.9	$(58.7)	$808.6

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended

(in millions)

	Three Months Ended
	March 30, 2024	April 1, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$9.2	$13.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.7	15.2
Stock-based compensation expense	4.2	3.4
Amortization of debt issuance costs	0.1	0.1
Benefit for deferred income taxes	(0.9)	(1.1)
Forward contract gains, net	—	0.3
Other, net	0.3	0.1
(Increase) decrease in, net of acquisitions:
Accounts receivable	(13.1)	(9.5)
Inventories	(0.7)	(6.5)
Income taxes receivable	1.6	1.6
Other current assets	0.6	(4.1)
Other assets	1.1	2.4
Increase (decrease) in, net of acquisitions:
Accounts payable	(1.8)	(3.1)
Accrued expenses and other liabilities	(1.1)	(3.4)
Income taxes payable	3.3	4.3
Other noncurrent liabilities	(0.7)	(1.3)
Net cash provided by operating activities	17.8	12.3
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(84.7)
Capital expenditures	(5.5)	(9.1)
Cash settlement of forward contracts	—	0.3
Software development costs	(0.8)	(1.1)
Net cash used in investing activities	(6.3)	(94.6)
Cash flows from financing activities:
Borrowings on revolving credit facilities	21.8	95.0
Repayment of borrowings on revolving credit facilities	(17.3)	(12.5)
Repayment of borrowings on long-term non-revolving debt	(5.2)	(4.1)
Proceeds from stock issued	0.5	0.5
Dividends to shareholders	(3.0)	(3.0)
Payment of employee tax withholding on equity award vestings	(1.8)	(1.8)
Other financing activities	(0.4)	(0.3)
Net cash (used in) provided by financing activities	(5.4)	73.8
Effect of exchange rate changes on cash and cash equivalents	(1.2)	1.1
Net increase (decrease) in cash and cash equivalents	4.9	(7.4)
Cash and cash equivalents, beginning of period	32.4	43.7
Cash and cash equivalents, end of period	$37.3	$36.3

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

HELIOS TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Currencies in millions, except per share data)

1. COMPANY BACKGROUND

Helios Technologies, Inc. (“Helios,” the “Company", "we", "us" or "our”) and its wholly owned subsidiaries, is a global leader in highly engineered motion control and electronic controls technology for diverse end markets, including construction, material handling, agriculture, energy, recreational vehicles, marine and health and wellness. Helios sells its products to customers in over 90 countries around the world. The Company’s strategy for growth is to be the leading provider in niche markets, with premier products and solutions through innovative product development and acquisitions.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on February 27, 2024. In management’s opinion, all adjustments necessary for a fair statement of the Company’s financial position are reflected in the interim periods presented. Operating results for the three months ended March 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2024.

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

Capitalized Software Development Costs

The Company sells certain products that contain embedded software that is integral to the functionality of the products. Internal and external costs incurred for developing this software are charged to expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the products are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of accumulated amortization, were $9.5 and $9.0 at March 30, 2024, and December 30, 2023, respectively, and are included in Other assets in the Consolidated Balance Sheets.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income	$9.2	$13.9

Weighted average shares outstanding - Basic	33.1	32.6
Net effect of dilutive securities - Stock based compensation	0.2	0.1
Weighted average shares outstanding - Diluted	33.3	32.7

Net income per share:
Basic	$0.28	$0.43
Diluted	$0.28	$0.42

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

On May 26, 2023, the Company completed the acquisition of i3 Product Development, Inc. (“i3”), a Wisconsin corporation. i3 is a custom engineering services firm with expertise in electronics, mechanical, industrial, embedded and software engineering. i3's solutions are used across many sectors, including medical, off-highway, recreational and commercial marine, power sports, health and wellness, agriculture, consumer goods, industrial, sports and fitness. We anticipate that i3 will equip Helios with significant value-added professional services capabilities to provide customization to Helios platforms and to develop greenfield solutions. The results of i3's operations are reported in the Company’s Electronics segment and have been included in the Consolidated, Unaudited Financial Statements since the date of acquisition.

Initial consideration paid at closing for i3, net of cash acquired, totaled $44.0, consisting of 370,276 shares of the Company's common stock, issued in a private placement to the previous owners of i3, and a cash payment of $25.4. Total consideration for the acquisition is subject to a post-closing adjustment in accordance with the terms of the purchase agreement. The cash consideration paid at closing was funded with additional borrowings on the Company’s credit facility.

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

Pro forma results of operations and the revenue and net income subsequent to the acquisition dates have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's financial results.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at March 30, 2024, and December 30, 2023.

	March 30, 2024
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$8.2	$—	$8.2	$—
Forward foreign exchange contracts	—	—	—	—
Total	$8.2	$—	$8.2	$—
Liabilities
Forward foreign exchange contracts	$—	$—	$—	$—
Contingent consideration	0.5	—	—	0.5
Total	$0.5	$—	$—	$0.5

	December 30, 2023
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$6.7	$—	$6.7	$—
Forward foreign exchange contracts	—	—	—	—
Total	$6.7	$—	$6.7	$—
Liabilities
Forward foreign exchange contracts	$—	$—	$—	$—
Contingent consideration	0.5	—	—	0.5
Total	$0.5	$—	$—	$0.5

There was no change in the estimated fair value of contingent consideration from December 30, 2023. The balance at March 30, 2024, was $0.5.

5. INVENTORIES, NET

At March 30, 2024, and December 30, 2023, inventory consisted of the following:

	March 30, 2024	December 30, 2023
Raw materials	$124.1	$126.8
Work in process	55.6	55.4
Finished goods	44.3	43.0
Provision for obsolete and slow-moving inventory	(10.1)	(10.1)
Total	$213.9	$215.1

6. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the three months ended March 30, 2024, and April 1, 2023, operating lease costs totaled $1.9 and $1.7, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	March 30, 2024	December 30, 2023
Right-of-use assets	$25.7	$25.8
Lease liabilities:
Current lease liabilities	$5.1	$4.0
Non-current lease liabilities	22.1	23.2
Total lease liabilities	$27.2	$27.2

Weighted average remaining lease term (in years):	4.6
Weighted average discount rate:	4.6%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.0	$1.7
Non-cash impact of new leases and lease modifications	$1.3	$0.1

Maturities of lease liabilities are as follows:

2024 Remaining	$5.5
2025	5.3
2026	5.0
2027	3.9
2028	3.5
2029	3.4
Thereafter	7.6
Total lease payments	34.2
Less: Imputed interest	(7.0)
Total lease obligations	27.2
Less: Current lease liabilities	(5.1)
Non-current lease liabilities	$22.1

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the three months ended March 30, 2024, is as follows:

	Hydraulics	Electronics	Total
Balance at December 30, 2023	$302.1	$211.9	$514.0
Currency translation	(6.0)	(0.1)	(6.1)
Balance at March 30, 2024	$296.1	$211.8	$507.9

Acquired Intangible Assets

At March 30, 2024, and December 30, 2023, acquired intangible assets consisted of the following:

	March 30, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$95.2	$(25.1)	$70.1	$95.8	$(23.9)	$71.9
Non-compete agreements	2.0	(1.2)	0.8	2.0	(1.1)	0.9
Technology	54.2	(27.8)	26.4	54.7	(26.9)	27.8
Supply agreement	21.0	(15.4)	5.6	21.0	(14.9)	6.1
Customer relationships	387.1	(78.2)	308.9	391.8	(74.8)	317.0
Sales order backlog	1.4	(1.4)	—	1.4	(1.4)	—
Workforce	6.1	(3.7)	2.4	6.1	(3.4)	2.7
	$567.0	$(152.8)	$414.2	$572.8	$(146.4)	$426.4

Amortization expense on acquired intangible assets for the three months ended March 30, 2024, and April 1, 2023, was $7.9 and $8.1, respectively. Future estimated amortization expense is presented below.

Year:
2024 Remaining	$23.9
2025	32.0
2026	30.2
2027	26.9
2028	26.5
2029	24.5
Thereafter	250.2
Total	$414.2

8. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	March 30, 2024	December 30, 2023	Location	March 30, 2024	December 30, 2023
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$8.2	$6.7	Other non-current liabilities	$—	$—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	—	—	Other current liabilities	—	—
Forward foreign exchange contracts	Other assets	—	—	Other non-current liabilities	—	—
Total derivatives		$8.2	$6.7		$—	$—

(1) See Note 4 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the three months ended March 30, 2024, and April 1, 2023, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	March 30, 2024	April 1, 2023	into Earnings (Effective Portion)	March 30, 2024	April 1, 2023
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$1.5	$(3.1)	Interest expense, net	$1.8	$1.8

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $8.2 and $6.2 for the three months ended March 30, 2024, and April 1, 2023, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	March 30, 2024	April 1, 2023	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$—	$(0.3)	Foreign currency transaction gain / loss, net

Interest Rate Swap Contracts

The Company has entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with the transactions, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments. The interest rate swaps are designated as hedging instruments and are accounted for as cash flow hedges. The aggregate notional amount of the remaining swaps was $220.0 as of March 30, 2024. The notional amount decreases periodically through the dates of expiration in October 2025 and April 2028. The contracts are settled with the respective counterparties on a net basis at each settlement date.

Forward Foreign Exchange Contracts

The Company had entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At March 30, 2024, the Company had zero forward foreign exchange contracts.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $97.1 as of March 30, 2024, and is included in the Revolving lines of credit line item in the Consolidated Balance Sheets. The gain on the net investment hedge recorded in accumulated other comprehensive income as part of the currency translation adjustment was $1.6, net of tax, for the three months ended March 30, 2024.

9. CREDIT FACILITIES

Total non-revolving debt consists of the following:

	Maturity Date	March 30, 2024	December 30, 2023
Long-term non-revolving debt:
Term loans with PNC Bank	Oct 2025	$305.0	$310.0
Term loans with Citibank	Various	11.4	12.1
Total long-term non-revolving debt		316.4	322.1
Less: current portion of long-term non-revolving debt		23.2	23.2
Less: unamortized debt issuance costs		0.5	0.6
Total long-term non-revolving debt, net		$292.7	$298.3

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	March 30, 2024	December 30, 2023	March 30, 2024	December 30, 2023
Revolving line of credit with PNC Bank	Oct 2025	$202.1	$199.8	$196.3	$199.5
Revolving line of credit with Citibank	Jun 2026	3.3	3.5	0.6	0.6

Future maturities of total debt are as follows:

Year:
2024 Remaining	$21.5
2025	493.5
2026	6.8
Total	$521.8

Term Loans and Line of Credit with PNC Bank

The Company has a Second Amended and Restated Credit Agreement, dated October 28, 2020 (the “Credit Agreement”), with PNC Bank, National Association, as administrative agent, and the lenders party thereto that includes a revolving line of credit and term loan credit facility.

In May 2023, the Company entered into an Incremental Facility Amendment (the “Incremental Facility Amendment” and, together with the Credit Agreement, the “Amended Credit Agreement”) that amended the Credit Agreement.

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

The effective interest rate on the credit agreement at March 30, 2024, was 7.4%. Interest expense recognized on the credit agreement, excluding interest rate swap activity, during the three months ended March 30, 2024, and April 1, 2023, totaled $9.9 and $7.9, respectively. As of March 30, 2024, the Company was in compliance with all debt covenants related to the Amended Credit Agreement.

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

Under the Working Capital Facility, the Company could borrow amounts on an unsecured revolving facility up to a total of RMB 16.0. Proceeds could only be used for expenditures related to production at the Company’s facility located in Kunshan City, China. Outstanding borrowings under the Working Capital Facility accrued interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 0.5%. The loan matured in May 2023, at which time the remaining balance was paid in full.

Under the Shanghai Branch Term Loan Facility, the Company borrowed on a secured basis RMB 42.7. Outstanding borrowings under the Shanghai Branch Term Loan Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.5%, to be repaid on a specified schedule with the final payment due in October 2024.

The Company has a term loan facility agreement (the “Sydney Branch Term Loan Facility”) with Citibank, N.A., Sydney Branch, as lender. Under the Sydney Branch Term Loan Facility, the Company borrowed on a secured basis AUD 7.5. The proceeds were used to repay other existing debt. Outstanding borrowings under the facility accrued interest at a rate equal to the Australian Bank Bill Swap ("ABBS") reference rate plus 2.0%, to be repaid throughout the term of the loan with a final payment due date in December 2024.

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

As of March 30, 2024, the Company was in compliance with all debt covenants related to the term loans and line of credit with Citibank. Additionally, the secured loans with Citibank are secured by a parent guarantee.

10. INCOME TAXES

The provision for income taxes for the three months ended March 30, 2024 and April 1, 2023, was 23.2% and 22.8% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products.

At March 30, 2024, the Company had an unrecognized tax benefit of $6.3 including accrued interest. If recognized, $0.2 of unrecognized tax benefit would reduce the effective tax rate in future periods. At April 1, 2023, the Company had an unrecognized tax benefit of $8.4 including accrued interest. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of March 30, 2024, is not considered material to the Company’s Consolidated, Unaudited Financial Statements.

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

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan and from time to time for special recognition. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. Compensation expense recognized for RSUs granted to employees totaled $3.9 and $2.3, respectively, for the three months ended March 30, 2024, and April 1, 2023.

The Helios Technologies, Inc. Non-Employee Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2019 Plan or 2023 Plan, which vest over a one-year period. Directors were granted 6,183 and 3,939 RSUs during the three months ended March 30, 2024, and April 1, 2023, respectively. The Company recognized director stock compensation expense on the RSUs of $0.3 and $0.4 for the three months ended March 30, 2024, and April 1, 2023, respectively.

The following table summarizes RSU activity for the three months ended March 30, 2024:

		Weighted Average
	Number of Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at December 30, 2023	303	$63.29
Granted	288	41.97
Vested	(112)	60.77
Forfeited	(8)	61.38
Nonvested balance at March 30, 2024	471	$50.92

Included in the nonvested balance at March 30, 2024, is 186,202 nonvested performance-based RSUs.

The Company had $16.4 of total unrecognized compensation cost related to the RSU awards as of March 30, 2024. That cost is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

The Company has granted stock options with market-based exercise conditions to its officers. As of March 30, 2024, there were 68,000 unvested options and no vested unexercised options. The exercise price per share is $50.60, which is equal to the market price of Helios stock on the grant date. The options vest upon, the later of, the achievement of defined stock prices or two years from the grant date. The options include required service periods, which range from one to two years from the grant date. These options have a 10-year expiration.

The Company has also granted stock options with only time-based vesting conditions to its officers. As of March 30, 2024, there are no unvested options and 24,233 vested unexercised options. The exercise prices per share, which range from $35.04 to $55.03, are equal to the market price of Helios stock on the respective grant dates. The options vest ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model.

At March 30, 2024, the Company had less than $0.1 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 0.6 years. The Company recognized expense on the stock options of less than $0.1 and $0.5 for the three months ended March 30, 2024, and April 1, 2023, respectively.

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

Employees purchased 12,793 shares at a weighted average price of $38.06 and 11,437 shares at a weighted average price of $46.31, under the ESPP and UK plans during the three months ended March 30, 2024, and April 1, 2023, respectively. The Company recognized $0.1 and $0.2 of compensation expense during the three months ended March 30, 2024, and April 1, 2023, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 30, 2023	$4.9	$(60.3)	$(55.4)
Other comprehensive income (loss) before reclassifications	0.1	(10.8)	(10.7)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1.4	—	1.4
Tax effect	(0.3)	2.5	2.2
Net current period other comprehensive income (loss)	1.2	(8.3)	(7.1)
Balance at March 30, 2024	$6.1	$(68.6)	$(62.5)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 31, 2022	$8.5	$(67.9)	$(59.4)
Other comprehensive (loss) income before reclassifications	(4.5)	4.3	(0.2)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1.4	—	1.4
Tax effect	0.7	(1.2)	(0.5)
Net current period other comprehensive (loss) income	(2.4)	3.1	0.7
Balance at April 1, 2023	$6.1	$(64.8)	$(58.7)

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

The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment, specialty vehicles, therapy baths, cold plunge pools and traditional and swim spas. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware and sustaining engineering teams. Product categories include traditional mechanical and electronic gauge instrumentation, plug and go CAN-based instruments, robust environmentally sealed controllers, pumps and jets, hydraulic controllers, engineered panels and application specialists, process monitoring instrumentation, proprietary hardware and software development, printed circuit board assembly and wiring harness design and manufacturing and after-market support through global distribution.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the three months ended March 30, 2024, the unallocated costs totaled $8.6 and included certain corporate costs not deemed to be allocable to either business segment of $0.3, amortization of acquisition-related intangible assets of $7.9 and other acquisition and integration-related costs of $0.4. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

The following table presents financial information by reportable segment:

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales
Hydraulics	$142.4	$147.7
Electronics	69.6	65.5
Total	$212.0	$213.2
Operating income
Hydraulics	$21.8	$28.0
Electronics	7.1	7.5
Corporate and other	(8.6)	(10.7)
Total	$20.3	$24.8
Capital expenditures
Hydraulics	$3.2	$6.9
Electronics	2.3	2.2
Total	$5.5	$9.1

	March 30, 2024	December 30, 2023
Total assets
Hydraulics	$967.7	$976.6
Electronics	599.8	600.0
Corporate	16.1	13.8
Total	$1,583.6	$1,590.4

Geographic Region Information

Net sales are measured based on the geographic destination of sales to the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right-of-use assets. The following table presents financial information by region:

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales
Americas	$113.9	$113.0
EMEA	52.0	56.1
APAC	46.1	44.1
Total	$212.0	$213.2

	March 30, 2024	December 30, 2023
Tangible long-lived assets
Americas	$144.2	$145.6
EMEA	35.9	37.1
APAC	18.5	19.4
Total	$198.6	$202.1

14. RELATED PARTY TRANSACTIONS

The Company purchases from, and sells inventory to, entities partially owned or managed by directors of Helios. For the three months ended March 30, 2024, and April 1, 2023, sales to the entity totaled $1.0 and $0.7, respectively. At March 30, 2024, and December 30, 2023, amounts due from the entity totaled $0.4 and $0.4, respectively.

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

We operate under two business segments: Hydraulics and Electronics. The Hydraulics segment designs and manufactures hydraulic motion control and fluid conveyance technology products, including cartridge valves, manifolds, quick release couplings as well as engineers hydraulic solutions and in some cases complete systems. Our Hydraulics segment includes products sold under the Sun Hydraulics, Faster, Custom Fluidpower, Seungwon, NEM, Taimi, Daman and Schultes brands. The Electronics segment designs and manufactures customized electronic controls systems, displays, wire harnesses and software solutions for a variety of end markets including industrial and mobile, recreational and health and wellness. The Electronics segment includes products sold under the Enovation Controls, Murphy, Zero Off, HCT, Balboa Water Group and Joyonway brands.

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

Restructuring Activities

Our previously announced restructuring activities within our Hydraulics segment related to the creation of our two new Regional Operational Centers of Excellence ("CoE") are substantially complete. The Hydraulic Manifold Solutions CoE, located in Mishawaka, Indiana, is now doing the manifold machining and integrated package assembly for Sun Hydraulics, Faster Inc., and Daman. The Hydraulic Valve and Coupling Solutions CoE, located in Sarasota, Florida, is manufacturing cartridge valve technology (CVT) and quick release couplings (QRC). There still remain some integration and optimization activities we expect to be completed in 2024.

We have also initiated some restructuring activities to better optimize our European regional operations. We are transitioning some manufacturing of manifolds and integrated package assembly to our Roncolo, Italy location. To create capacity in Roncolo, we are moving some turning and lathing operations from Roncolo to our Rivolta, Italy location. These activities include transferring equipment and operations between facilities. We expect the transition to largely take place throughout 2024.

Manufacturing and Operating Strategy Activities

During 2021, we augmented our strategy to transform our business from a holding company to a global integrated operating company. This strategy leverages the breadth of our global footprint and depth of our manufacturing capabilities. We created manufacturing roadmaps with several programs to continuously improve processes that will drive efficiency and improvements across the business. In support of our mission to “Think and Act Globally”, we are driving “in the region, for the region” manufacturing to better align supply chain and manufacturing value streams with customers geographically to shorten lead times, reduce inventory, optimize costs, and mitigate global supply risks. We have made significant progress against our strategy as disclosed in 2023 related to the creation of our new Centers of Excellence, transferring some of the board assembly and wire harness production from our Tulsa location to our facility in Tijuana, adding capacity at our plants in Italy, India, Tijuana and Indiana, and constructing an automated warehouse at our Faster Italy location. We notably began a project to optimize our European operations and we expect the new project to take place throughout this fiscal year.

Global Economic and Geopolitical Conditions

We expect to see challenging macroeconomic conditions to continue, characterized by economic uncertainty and market disruption driven by inflationary pressures, political uncertainty, the ongoing Russia-Ukraine war and the Israeli-Hamas war. We do not have operations in these regions at this time and those conflicts have not and are not expected to have a material impact on our financial condition or results. In addition, we are continuously monitoring these economic and geopolitical conditions and remain focused on pricing discipline, cost savings initiatives and production efficiency as ways to mitigate the risks associated with the uncertainty.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products decreased 8% during the first three months of 2024 compared to the first three months of the prior year while the U.S. index of orders of hydraulic products declined 9% during the same period. Monthly shipments have been down year over year each month back to September 2023, with March declining 16%. Looking at the first three months of 2024 compared to the prior three months, shipments and orders are up 2% and 1% respectively. The three month average order volume has trended up through the first three months of 2024 compared to the second half of 2023. In Europe, the CEMA Business Barometer reported in March 2024 that the general business climate index for the European agricultural machinery industry continued to deteriorate. The CEMA Barometer report also indicated an expectation for turnover to decline over the next six months with the full year 2024 to be down in the single-digit range. The CECE (Committee for European Construction Equipment) recently reported that the business climate index related to Europe took a step back in March with the view of current business environment and future expectations being negative on average. The CECE reported that the rate of decline of incoming orders in Europe is getting smaller but that declines are expected to continue through 2024.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports first quarter 2024 sales of semiconductors and other electronics components declined slightly from Q4 2023 but remain higher than sales levels seen in recent years in comparable periods. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments were down 24% in March, 12% in February and 4% in January compared with the same months last year. PCB bookings in the first 3 months of 2024 were up compared to the prior year, with March being down only 2% while February was up 26%. The quarterly increase in order bookings was seen as a reversal of a downward trend and a positive sign for demand. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments were down 4% in March, but up 26% in February and 3% in January compared to the prior year. EMS bookings trended up in the quarter as well with February and March up 5% and 26%, respectively while January was down 12% year over year.

2024 First Quarter Results and Comparison of the Three Months Ended March 30, 2024, and April 1, 2023

(In millions, except per share data)

The following is a discussion of our first quarter of 2024 results of operations and liquidity and capital resources; comparisons are with the corresponding reporting period of 2023, unless otherwise noted.

The following table presents our consolidated results of operations:

	Three Months Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Net sales	$212.0	$213.2	$(1.2)	(0.6)%
Gross profit	$67.2	$71.0	$(3.8)	(5.4)%
Gross profit %	31.7%	33.3%
Operating income	$20.3	$24.8	$(4.5)	(18.1)%
Operating income %	9.6%	11.6%
Net income	$9.2	$13.9	$(4.7)	(33.8)%
Diluted net income per share	$0.28	$0.42	$(0.1)	(33.3)%

First quarter consolidated net sales declined $1.2, 0.6% over the prior-year first quarter. We experienced organic net sales decline of $5.1, 2.4%, which was offset partially by sales from acquisitions totaling $3.9. Sales were impacted by reduced demand for products in our mobile, industrial and agricultural end markets, offset partially by an increase to the health and wellness and off-road vehicle end markets. Consolidated net sales were slightly up in the Americas and APAC regions and down in the EMEA region during the first quarter. Changes in foreign currency exchange rates had an unfavorable impact to our first quarter organic sales of $0.3, 0.1%.

Supply chain and pricing did not have a material impact on our sales in the first quarter compared to the prior year period. Although inflation persists, we did see a more stable pricing environment this quarter compared to the prior year period.

First quarter gross profit decreased $3.8, 5.4%, over the prior year first quarter driven by lower volume, higher material and labor costs and unfavorable foreign currency impacts of $0.3. Gross margin declined by 160 basis points, impacted by lower fixed costs leverage on lower volume, a higher mix of revenue in lower margin products, and other cost impacts noted above.

First quarter operating income as a percentage of sales declined 200 basis points to 9.6%. In addition to the gross margin level changes, SEA expenses increased by $0.9 mainly due to higher wages and the 2023 acquisitions.

Net interest expense increased by $2.0 to $8.2 in the first quarter of 2024. Average net debt increased to $488.2 during the first quarter of 2024 compared with $446.0 during the first quarter of 2023, due to higher interest rates in the current period and higher debt from borrowings to fund acquisitions.

The provision for income taxes for the first quarter of 2024 was 23.2% of pretax income compared to 22.8% for the prior-year first quarter. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

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

SEGMENT RESULTS

Hydraulics

The following table presents the results of operations for the Hydraulics segment:

	Three Months Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Net sales	$142.4	$147.7	$(5.3)	(3.6)%
Gross profit	$44.5	$50.0	$(5.5)	(11.0)%
Gross profit %	31.3%	33.9%
Operating income	$21.8	$28.0	$(6.2)	(22.1)%
Operating income %	15.3%	19.0%

First quarter net sales for the Hydraulics segment decreased by $5.3, 3.6%, compared with the prior year first quarter. We experienced organic net sales decline of $7.2, 4.9%, from the prior year, which was partially offset by acquisition sales totaling $1.9. Sales in the first quarter to the mobile, industrial and agriculture end markets were down compared to the prior year-period. These declines were partially offset by higher sales from the smaller niche markets. Changes in foreign currency exchange rates had an unfavorable impact of $0.2, 0.1%.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment:

	Three Months Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Americas	$55.8	$57.9	$(2.1)	(3.6)%
EMEA	45.5	49.4	(3.9)	(7.9)%
APAC	41.1	40.4	0.7	1.7%
Total	$142.4	$147.7

Regional sales performance in the first quarter compared to the prior year quarter was driven by:

Americas - excluding the impact of acquisitions, sales declined $4.0, 6.9%, primarily from softer demand in the region

EMEA - excluding favorable changes in foreign currency rates of $0.5, sales declined $4.4, 8.9%, primarily from softer demand within the agriculture market

APAC - excluding unfavorable changes in foreign currency rates of $0.7, sales increased $1.4, 3.5%, primarily from increased demand in China

First quarter gross profit declined $5.5, 11.0%, from lower volume while gross margin declined by 260 basis points, primarily from fixed cost absorption on lower volume and higher labor costs. Changes in foreign currency exchange rates had an unfavorable impact of $0.1.

Operating income as a percentage of sales declined 370 basis points to 15.3% in the first quarter of 2024. SEA expenses went up by $0.7, mainly due to higher wages and the 2023 acquisitions.

As previously noted in the third quarter of 2023, the Company experienced aggregate losses related to a fire and a weather-related incident at one of its manufacturing locations in Italy, which resulted in the shut-down of operations for a period of time and disruption in production as recovery efforts ensued. There are insurance claims open related to these incidents and the Company is working closely with the insurance carrier to assess the claims and evaluate potential recoveries. Losses from damage to the building, equipment and supplies are expected to be fully offset by probable insurance recoveries, which represents anticipated insurance proceeds not in excess of the associated losses, for which receipt has been deemed probable. Any recoveries in excess of losses incurred will be recognized when all contingencies related to the claim have been resolved. Management is hopeful these claims will be resolved in 2024.

Electronics

The following table presents the results of operations for the Electronics segment:

	Three Months Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Net sales	$69.6	$65.5	$4.1	6.3%
Gross profit	$22.7	$21.0	$1.7	8.1%
Gross profit %	32.6%	32.1%
Operating income	$7.1	$7.5	$(0.4)	(5.3)%
Operating income %	10.2%	11.5%

First quarter net sales for the Electronics segment increased $4.1, 6.3%, compared with the prior year first quarter. We experienced organic net sales growth of $2.1, 3.2%, with incremental acquisition sales of $2.0. Compared to the prior year period, first quarter sales in the health and wellness and off-road vehicle markets increased, while sales to the industrial and marine end markets decreased. Changes in foreign currency exchange rates had an unfavorable impact of $0.1, 0.2%.

The following table presents net sales based on the geographic region of the sale for the Electronics segment:

	Three Months Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Americas	$58.1	$55.1	$3.0	5.4%
EMEA	6.5	6.7	(0.2)	(3.0)%
APAC	5.0	3.7	1.3	35.1%
Total	$69.6	$65.5

First quarter gross profit increased $1.7, 8.1% compared to the prior year first quarter, primarily due to the higher sales volume. Gross margin increased by 50 basis points to 32.6% as the increased leverage of our fixed cost base on the higher sales and lower freight costs more than offset the impact of a higher mix of revenue in products with a lower margin profile.

SEA expenses increased by $2.1, 15.6%, in the first quarter of 2024 compared to the prior year first quarter, primarily from increased wages and the 2023 acquisitions.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the first quarter of 2024, these costs totaled $8.6 for: amortization of acquisition-related intangible assets of $7.9, $0.4 related to our acquisition and integration activities and $0.3 for officer transition costs. Compared to the first quarter of 2023, these costs decreased by $2.1, primarily from the net impact of other acquisition and integration activities and the roll off of certain officer transition costs.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. We also use borrowings on our credit facilities to fund acquisitions. During the first three months of 2024, cash provided by operating activities totaled $17.8. At the end of the first quarter, we had $37.3 of available cash and cash equivalents on hand and $196.9 of available credit on our revolving credit facilities. We also have a $300.0 accordion feature available on our credit facility, subject to certain pro forma compliance requirements, intended to support potential future acquisitions.

Our principal uses of cash are operating expenses, capital expenditures, servicing debt, acquisition-related payments and dividends to shareholders.

We believe that cash generated from operations and our borrowing availability under our credit facilities will be sufficient to satisfy our operating expenses for the foreseeable future. In the event that economic conditions were to severely worsen for a protracted period of time, we would have several options available to ensure liquidity in addition to increased borrowings. Capital expenditures could be postponed since they primarily pertain to long-term improvements in operations, operating expense reductions could be made, acquisition activity could be delayed and finally, the dividend to shareholders could be reduced or suspended.

Cash Flows

The following table summarizes our cash flows for the periods:

	Three Months Ended
	March 30, 2024	April 1, 2023	$ Change
Net cash provided by operating activities	$17.8	$12.3	$5.5
Net cash used in investing activities	(6.3)	(94.6)	88.3
Net cash (used in) provided by financing activities	(5.4)	73.8	(79.2)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	1.1	(2.3)
Net increase (decrease) in cash and cash equivalents	$4.9	$(7.4)	$12.3

Cash on hand increased $4.9 in the first quarter of 2024 to $37.3 as of March 30, 2024. Changes in exchange rates during the three months ended March 30, 2024, negatively impacted cash and cash equivalents $1.2. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Year-to-date cash from operations increased by $5.5 to $17.8. Cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) decreased by $3.3 in the first three quarters of 2024 compared to the same period in 2023. Changes in net operating assets and liabilities improved cash flow by $8.8, compared to the prior year period, primarily from favorable differences from the prior year in cash flows from inventories and other current assets, offset by an increase in accounts receivable and accrued expenses and other liabilities. Investments in inventory reduced cash by $0.7 and $6.5 in the first quarter of 2024 and 2023, respectively. Days of inventory on hand increased to 135 days as of March 30, 2024, compared with 126 days as of April 1, 2023. Changes in accounts receivable reduced cash by $13.1 and $9.5 in the first quarter of 2024 and 2023, respectively. Days sales outstanding decreased slightly to 54 days as of March 30, 2024, compared with 60 days as of April 1, 2023, as a result of initiatives to improve our collection patterns.

Investing activities

Cash used in investing activities totaled $6.3 in the first quarter of 2024, compared to $94.6 in the first quarter of the prior year. The large difference is a result of $84.7 cash paid, net of cash acquired, for acquisitions in the first quarter of 2023.

Capital expenditures totaled $5.5, 2.6%, of sales for the first quarter of 2024, a decrease of $3.6 over the prior year comparable period. Capital expenditures for 2024 are forecasted to be approximately 3%-4% of sales, for investments in machinery and equipment for capacity expansion projects, improvements to manufacturing technology and maintaining or replacing existing machine capabilities.

Financing activities

Net cash used in financing activities totaled $5.4 during the first quarter of 2024, compared with cash provided of $73.8 in the prior year period. In the first quarter of 2024, repayments, net of borrowings, totaled $0.7. Cash paid for acquisitions in first quarter of 2023 was primarily financed with borrowings on our credit facility; borrowings, net of repayments, totaled $78.4.

In May 2023, we entered into an incremental facility amendment to our credit agreement with PNC Bank, National Association, as administrative agent, and various lenders party thereto. With the amendment we incurred a new term loan with an aggregate principal amount of $150.0 for which the proceeds were used to repay outstanding balances on our revolving credit facility. The new term loan is payable in full in October 2025 and is not subject to any required repayments prior to that date. As part of the Incremental Facility Amendment, we continue to have the ability to increase our revolving credit facility or incur a new term loan up to an additional borrowing limit of $300.0.

During the first quarter of 2024, we declared a quarterly cash dividend of $0.09 per share payable on April 19, 2024, to shareholders of record as of April 4, 2024. The declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the board of directors.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any changes made during the first three months of 2024, are disclosed in Note 2 to the Consolidated, Unaudited Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. There were no material changes during the three months ended March 30, 2024.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the quarter ended March 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2024	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Sean Bagan
Sean Bagan
Chief Financial Officer (Principal Financial and Accounting Officer)