Form 10-Q
period 2024-06-29
HELIOS TECHNOLOGIES, INC.
filed 2024-08-06
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

The registrant had 33,219,806 shares of common stock, par value $.001, outstanding as of July 26, 2024.

Helios Technologies, Inc.

INDEX

For the quarter ended

June 29, 2024

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	June 29, 2024	December 30, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45.0	$32.4
Accounts receivable, net of allowance for doubtful accounts of $2.6 and $2.1	132.6	114.8
Inventories, net	206.3	215.1
Income taxes receivable	9.9	11.3
Other current assets	28.8	23.1
Total current assets	422.6	396.7
Property, plant and equipment, net	223.6	227.9
Deferred income taxes	4.6	1.7
Goodwill	506.1	514.0
Other intangible assets, net	405.0	426.4
Other assets	19.0	23.7
Total assets	$1,580.9	$1,590.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$67.4	$70.3
Accrued compensation and benefits	24.2	19.4
Other accrued expenses and current liabilities	26.9	27.0
Current portion of long-term non-revolving debt, net	17.2	23.2
Dividends payable	3.0	3.0
Income taxes payable	6.0	2.0
Total current liabilities	144.7	144.9
Revolving lines of credit	190.4	199.8
Long-term non-revolving debt, net	291.7	298.3
Deferred income taxes	54.5	57.1
Other noncurrent liabilities	33.1	35.7
Total liabilities	714.4	735.8
Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $0.001, 2.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100.0 shares authorized, 33.2 and 33.1 shares issued and outstanding	—	—
Capital in excess of par value	439.7	434.4
Retained earnings	492.4	475.6
Accumulated other comprehensive loss	(65.6)	(55.4)
Total shareholders' equity	866.5	854.6
Total liabilities and shareholders' equity	$1,580.9	$1,590.4

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations (unaudited)

(in millions, except per share data)

	Three Months Ended
	June 29, 2024	July 1, 2023
	(unaudited)	(unaudited)
Net sales	$219.9	$227.6
Cost of sales	149.3	151.8
Gross profit	70.6	75.8
Selling, engineering and administrative expenses	36.7	38.0
Amortization of intangible assets	7.9	8.3
Operating income	26.0	29.5
Interest expense, net	8.5	7.8
Foreign currency transaction loss, net	0.2	0.1
Other non-operating income, net	(0.3)	(0.2)
Income before income taxes	17.6	21.8
Income tax provision	4.0	5.0
Net income	$13.6	$16.8

Net income per share:
Basic	$0.41	$0.51
Diluted	$0.41	$0.51

Weighted average shares outstanding:
Basic	33.2	32.8
Diluted	33.3	32.9

Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations (unaudited)

(in millions, except per share data)

	Six Months Ended
	June 29, 2024	July 1, 2023
	(unaudited)	(unaudited)
Net sales	$431.9	$440.8
Cost of sales	294.1	294.0
Gross profit	137.8	146.8
Selling, engineering and administrative expenses	75.7	76.1
Amortization of intangible assets	15.7	16.4
Operating income	46.4	54.3
Interest expense, net	16.7	14.0
Foreign currency transaction loss, net	0.5	0.5
Other non-operating income, net	(0.3)	-
Income before income taxes	29.5	39.8
Income tax provision	6.8	9.2
Net income	$22.7	$30.6

Net income per share:
Basic	$0.69	$0.94
Diluted	$0.68	$0.93

Weighted average shares outstanding:
Basic	33.2	32.7
Diluted	33.3	32.8

Dividends declared per share	$0.18	$0.18

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$13.6	$16.8	$22.7	$30.6
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(2.3)	0.6	(10.6)	3.7
Unrealized gain (loss) on interest rate swaps, net of tax	(0.8)	2.5	0.4	0.1
Total other comprehensive (loss) income	(3.1)	3.1	(10.2)	3.8
Comprehensive income	$10.5	$19.9	$12.5	$34.4

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at March 30, 2024	—	$—	33.2	$—	$437.3	$481.8	$(62.5)	$856.6
Shares issued, ESPP					0.5			0.5
Stock-based compensation					2.5			2.5
Cancellation of shares for payment of employee tax withholding					(0.6)			(0.6)
Dividends declared						(3.0)		(3.0)
Net income						13.6		13.6
Other comprehensive loss							(3.1)	(3.1)
Balance at June 29, 2024	—	$—	33.2	$—	$439.7	$492.4	$(65.6)	$866.5

Balance at April 1, 2023	—	$—	32.6	$—	$406.4	$460.9	$(58.7)	$808.6
Shares issued, ESPP					0.5			0.5
Shares issued, acquisition			0.4		18.7			18.7
Stock-based compensation					3.1			3.1
Cancellation of shares for payment of employee tax withholding					(0.3)			(0.3)
Dividends declared						(3.0)		(3.0)
Net income						16.8		16.8
Other comprehensive income							3.1	3.1
Balance at July 1, 2023	—	$—	33.0	$—	$428.4	$474.7	$(55.6)	$847.5

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Six Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at December 30, 2023	—	$—	33.1	$—	$434.4	$475.6	$(55.4)	$854.6
Shares issued, restricted stock			0.1					—
Shares issued, ESPP					1.0			1.0
Stock-based compensation					6.7			6.7
Cancellation of shares for payment of employee tax withholding					(2.4)			(2.4)
Dividends declared						(5.9)		(5.9)
Net income						22.7		22.7
Other comprehensive loss							(10.2)	(10.2)
Balance at June 29, 2024	—	$—	33.2	$—	$439.7	$492.4	$(65.6)	$866.5

Balance at December 31, 2022	—	$—	32.6	$—	$404.3	$450.0	$(59.4)	$794.9
Shares issued, ESPP					1.0			1.0
Shares issued, acquisition			0.4		18.7			18.7
Stock-based compensation					6.5			6.5
Cancellation of shares for payment of employee tax withholding					(2.1)			(2.1)
Dividends declared						(5.9)		(5.9)
Net income						30.6		30.6
Other comprehensive income							3.8	3.8
Balance at July 1, 2023	—	$—	33.0	$—	$428.4	$474.7	$(55.6)	$847.5

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows (unaudited)

Six Months Ended

(in millions)

	Six Months Ended
	June 29, 2024	July 1, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$22.7	$30.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.7	31.3
Stock-based compensation expense	6.7	6.5
Amortization of debt issuance costs	0.7	0.3
Benefit for deferred income taxes	(1.3)	(2.1)
Forward contract losses, net	—	0.4
Other, net	0.8	0.4
(Increase) decrease in, net of acquisitions:
Accounts receivable	(19.5)	(8.5)
Inventories	6.3	(9.6)
Income taxes receivable	1.2	3.3
Other current assets	(6.0)	(4.9)
Other assets	3.9	3.1
Increase (decrease) in, net of acquisitions:
Accounts payable	(1.9)	(3.5)
Accrued expenses and other liabilities	5.2	(5.6)
Income taxes payable	4.0	2.7
Other noncurrent liabilities	(2.9)	(3.3)
Contingent consideration payments in excess of acquisition date fair value	—	(2.7)
Net cash provided by operating activities	51.6	38.4
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(114.8)
Capital expenditures	(13.6)	(19.6)
Proceeds from dispositions of property, plant and equipment	—	0.2
Cash settlement of forward contracts	—	0.4
Software development costs	(1.8)	(2.0)
Net cash used in investing activities	(15.4)	(135.8)
Cash flows from financing activities:
Borrowings on revolving credit facilities	37.1	142.7
Repayment of borrowings on revolving credit facilities	(43.6)	(188.6)
Borrowings on long-term non-revolving debt	126.8	160.0
Repayment of borrowings on long-term non-revolving debt	(138.5)	(12.3)
Proceeds from stock issued	1.0	1.0
Dividends to shareholders	(6.0)	(5.9)
Payment of employee tax withholding on equity award vestings	(2.4)	(2.1)
Payment of contingent consideration liability	—	(3.4)
Other financing activities	(4.1)	(1.3)
Proceeds received upon termination of Cash Flow hedge instruments	7.1	—
Net cash (used in) provided by financing activities	(22.6)	90.1
Effect of exchange rate changes on cash and cash equivalents	(1.0)	1.1
Net increase (decrease) in cash and cash equivalents	12.6	(6.2)
Cash and cash equivalents, beginning of period	32.4	43.7
Cash and cash equivalents, end of period	$45.0	$37.5

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on February 27, 2024. In management’s opinion, all adjustments necessary for a fair statement of the Company’s financial position are reflected in the interim periods presented. Operating results for the six months ended June 29, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2024.

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

Capitalized Software Development Costs

The Company sells certain products that contain embedded software that is integral to the functionality of the products. Internal and external costs incurred for developing this software are charged to expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the products are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of accumulated amortization, were $10.1 and $9.0 at June 29, 2024, and December 30, 2023, respectively, and are included in Other assets in the Consolidated Balance Sheets.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$13.6	$16.8	$22.7	$30.6

Weighted average shares outstanding - Basic	33.2	32.8	33.2	32.7
Net effect of dilutive securities - Stock based compensation	0.1	0.1	0.1	0.1
Weighted average shares outstanding - Diluted	33.3	32.9	33.3	32.8

Net income per share:
Basic	$0.41	$0.51	$0.69	$0.94
Diluted	$0.41	$0.51	$0.68	$0.93

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

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at June 29, 2024, and December 30, 2023. As of June 29, 2024, the company had no fair value instruments outstanding, see note 8 for additional information.

June 29, 2024
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$—	$—	$—	$—
Forward foreign exchange contracts	—	—	—	—
Total	$—	$—	$—	$—
Liabilities
Forward foreign exchange contracts	$—	$—	$—	$—
Contingent consideration	—	—	—	—
Total	$—	$—	$—	$—

	December 30, 2023
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$6.7	$—	$6.7	$—
Forward foreign exchange contracts	—	—	—	—
Total	$6.7	$—	$6.7	$—
Liabilities
Forward foreign exchange contracts	$—	$—	$—	$—
Contingent consideration	0.5	—	—	0.5
Total	$0.5	$—	$—	$0.5

A summary of changes in the estimated fair value of contingent consideration at June 29, 2024 is as follows:

Balance at December 30, 2023	$0.5
Change in estimated fair value	-
Payment on liability	(0.5)
Accretion in value	-
Balance at June 29, 2024	$—

5. INVENTORIES, NET

At June 29, 2024, and December 30, 2023, inventory consisted of the following:

	June 29, 2024	December 30, 2023
Raw materials	$114.0	$126.8
Work in process	55.4	55.4
Finished goods	46.6	43.0
Provision for obsolete and slow-moving inventory	(9.7)	(10.1)
Total	$206.3	$215.1

6. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the six months ended June 29, 2024, and July 1, 2023, operating lease costs totaled $3.7 and $3.4, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	June 29, 2024	December 30, 2023
Right-of-use assets	$24.3	$25.8
Lease liabilities:
Current lease liabilities	$4.8	$4.0
Non-current lease liabilities	21.2	23.2
Total lease liabilities	$26.0	$27.2

Weighted average remaining lease term (in years):	4.4
Weighted average discount rate:	4.6%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.0	$3.5
Non-cash impact of new leases and lease modifications	$1.5	$0.8

Maturities of lease liabilities are as follows:

2024 Remaining	$3.6
2025	5.4
2026	5.0
2027	3.9
2028	3.5
2029	3.4
Thereafter	7.6
Total lease payments	32.4
Less: Imputed interest	(6.4)
Total lease obligations	26.0
Less: Current lease liabilities	(4.8)
Non-current lease liabilities	$21.2

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the six months ended June 29, 2024, is as follows:

	Hydraulics	Electronics	Total
Balance at December 30, 2023	$302.1	$211.9	$514.0
Currency translation	(7.8)	(0.1)	(7.9)
Balance at June 29, 2024	$294.3	$211.8	$506.1

Acquired Intangible Assets

At June 29, 2024, and December 30, 2023, acquired intangible assets consisted of the following:

	June 29, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$95.1	$(26.3)	$68.8	$95.8	$(23.9)	$71.9
Non-compete agreements	2.0	(1.4)	0.6	2.0	(1.1)	0.9
Technology	54.1	(29.0)	25.1	54.7	(26.9)	27.8
Supply agreement	21.0	(15.9)	5.1	21.0	(14.9)	6.1
Customer relationships	385.7	(82.3)	303.4	391.8	(74.8)	317.0
Sales order backlog	1.4	(1.4)	—	1.4	(1.4)	—
Workforce	6.1	(4.1)	2.0	6.1	(3.4)	2.7
	$565.4	$(160.4)	$405.0	$572.8	$(146.4)	$426.4

Amortization expense on acquired intangible assets for the six months ended June 29, 2024, and July 1, 2023, was $15.7 and $16.4, respectively. Future estimated amortization expense is presented below.

Year:
2024 Remaining	$16.0
2025	31.9
2026	30.1
2027	26.9
2028	26.4
2029	24.4
Thereafter	249.3
Total	$405.0

8. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	June 29, 2024	December 30, 2023	Location	June 29, 2024	December 30, 2023
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$—	$6.7	Other non-current liabilities	$—	$—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	—	—	Other current liabilities	—	—
Forward foreign exchange contracts	Other assets	—	—	Other non-current liabilities	—	—
Total derivatives		$—	$6.7		$—	$—

(1) See Note 4 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the six months ended June 29, 2024, and July 1, 2023, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	June 29, 2024	July 1, 2023	into Earnings (Effective Portion)	June 29, 2024	July 1, 2023
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$0.5	$0.2	Interest expense, net	$3.6	$3.4

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $16.7 and $14.0 for the six months ended June 29, 2024, and July 1, 2023, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	June 29, 2024	July 1, 2023	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$—	$(0.4)	Foreign currency transaction gain / loss, net

Interest Rate Swap Contracts

Previously, the Company had entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with these transactions, the Company paid interest based upon a fixed rate as agreed upon with the respective counterparties and received variable rate interest payments. The interest rate swaps were designated as hedging instruments and were accounted for as cash flow hedges. In June 2024, the Company's interest rate swap agreements were terminated in connection with the debt refinancing activities. Upon termination of these effective interest rate swaps designated as a cash flow hedges, the Company received proceeds of $7.1 which will be amortized from accumulated other comprehensive income into earnings as a reduction of interest expense over the period which the hedged forecasted transaction affects earnings. At June 29, 2024, the Company had no active interest rate swap agreements.

Forward Foreign Exchange Contracts

The Company had entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At June 29, 2024, the Company had zero forward foreign exchange contracts.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. This remained unchanged as part of the June 2024 debt refinancing. The carrying value of the euro denominated debt totaled $96.4 as of June 29, 2024, and is included in the Revolving lines of credit line item in the Consolidated Balance Sheets. The gain on the net investment hedge recorded in accumulated other comprehensive income as part of the currency translation adjustment was $2.2, net of tax, for the six months ended June 29, 2024.

9. CREDIT FACILITIES

Total non-revolving debt consists of the following:

	Maturity Date	June 29, 2024	December 30, 2023
Long-term non-revolving debt:
Term loans with PNC Bank	June 2029	$300.0	$310.0
Term loans with Citibank	Various	10.2	12.1
Total long-term non-revolving debt		310.2	322.1
Less: current portion of long-term non-revolving debt		17.2	23.2
Less: unamortized debt issuance costs		1.3	0.6
Total long-term non-revolving debt, net		$291.7	$298.3

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	June 29, 2024	December 30, 2023	June 29, 2024	December 30, 2023
Revolving line of credit with PNC Bank	June 2029	$190.4	$199.8	$307.7	$199.5
Revolving line of credit with Citibank	June 2026	3.4	3.5	0.6	0.6

Future maturities of total debt are as follows:

Year:
2024 Remaining	$12.7
2025	16.4
2026	27.6
2027	22.5
2028	28.1
2029	396.7
Total	$504.0

Term Loans and Line of Credit with PNC Bank

On June 25, 2024, the Company amended and restated its credit agreement (the “Third Amended and Restated Credit Agreement”) with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The amendment extended the debt maturity for five years and increased the Company’s revolving credit facility (the "Revolving Credit Facility") to $500.0, with the aggregate principal amount of the term loan credit facility (the “Term Loan Facility”) remaining at $300.0. The amendment also revised the accordion feature to permit an increase of up to an additional $400.0 . Borrowings under the line of credit bear interest at defined rates plus an applicable margin based on the Company’s leverage ratio. The total commitments under the Third Amended and Restated Credit Agreement are not to exceed $1.2 billion.

The Third Amended and Restated Credit Agreement states that borrowings under the Revolving Credit Facility that are U.S. dollar denominated and the Term Loan Facility can accrue interest at a variable rate equal to (i) the term secured overnight financing rate (“Term SOFR”) or (ii) the greater of (a) the overnight bank funding rate, plus 0.5%; (b) the prime rate, and (c) the daily simple SOFR rate plus 1.00% (the greatest of clauses (a) through (c), the “Base Rate”), plus a margin of between 1.25% and 2.25% for the term SOFR rate and between 0.25% and 1.25% for the Base Rate depending, in each case, on Helios’s net leverage ratio. Borrowings under the Revolving Credit Facility denominated in other currencies can accrue interest at the reference rate specified in the Third Amended and Restated Credit Agreement for such currency for each applicable interest period plus a margin of between 1.25% and 2.25% depending on Helios’s net leverage ratio. Swingline loans bear interest at the daily simple SOFR rate plus a margin of between 1.25% and 2.25% depending on Helios’s net leverage ratio.

The obligations under the Third Amended and Restated Credit Agreement are guaranteed by each of the Company’s domestic subsidiaries. The obligations under the Third Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company and the guarantors.

Scheduled principal payments under the Term Loan Facility are payable in quarterly installments beginning on September 28, 2024 and continuing on the last day of each following fiscal quarter, beginning at $3.75 before increasing to $5.6 in June 2026 and $7.5 in June 2028. All remaining principal and unpaid accrued interest are due on the Term Loan Facility maturity date, which is June 25, 2029.

The revolving line of credit allows for borrowings up to an aggregate maximum principal amount of $500.0. To hedge currency exposure in foreign operations, €90.0 of the borrowings on the line of credit are denominated in euros. The borrowings have been designated as a net investment hedge, see additional information in Note 8. Borrowings under the line of credit bear interest at defined rates plus an applicable margin based on the Company's leverage ratio.

The Third Amended and Restated Credit Agreement requires the Company to comply with a number of restrictive covenants, including limitations on the Company’s ability to incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, joint ventures, consolidation and asset sales; and pay dividends and distributions (listing not all inclusive). The Third Amended and Restated Credit Agreement requires the Company to maintain a consolidated total net leverage ratio not to exceed 3.75 to 1.00, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended. The maximum permitted total net leverage ratio is temporarily increased by 0.50 to 1.00 at the closing of a material permitted acquisition and for the following twelve months. The Third Amended and Restated Credit Agreement also requires the Company to maintain a minimum interest coverage ratio of no less than 3.00 to 1.00, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended.

The effective interest rate on borrowings under the Third Amended and Restated Credit Agreement at June 29, 2024, was 7.0%. Interest expense recognized, excluding interest rate swap activity, during the six months ended June 29, 2024, and July 1, 2023, totaled $20.1 and $17.3, respectively. As of June 29, 2024, the Company was in compliance with all debt covenants related to the Third Amended and Restated Credit Agreement.

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

As of June 29, 2024, the Company was in compliance with all debt covenants related to the term loans and line of credit with Citibank. Additionally, the secured loans with Citibank are secured by a parent guarantee.

10. INCOME TAXES

The provision for the income taxes for the three months ended June 29, 2024 and July 1, 2023 was 23.0% and 22.9%, respectively. The provision for income taxes for the six months ended June 29, 2024 and July 1, 2023, was 23.1% and 23.1% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products.

At June 29, 2024, the Company had an unrecognized tax benefit of $6.0 including accrued interest. If recognized, $0.3 of unrecognized tax benefit would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of June 29, 2024, is not considered material to the Company’s Consolidated, Unaudited Financial Statements.

The Company is currently under foreign audit and remains subject to income tax examinations in various foreign jurisdictions. The Company believes it has adequately reserved for income taxes that could result from any audit adjustments.

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

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan and from time to time for special recognition. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. Compensation expense recognized for RSUs granted to employees totaled $5.9 and $4.4, respectively, for the six months ended June 29, 2024, and July 1, 2023.

The Helios Technologies, Inc. Non-Employee Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2019 Plan or 2023 Plan, which vest over a one-year period. Directors were granted 11,989 and 8,867 RSUs during the six months ended June 29, 2024, and July 1, 2023, respectively. The Company recognized director stock compensation expense on the RSUs of $0.6 and $0.7 for the six months ended June 29, 2024, and July 1, 2023, respectively.

The following table summarizes RSU activity for the six months ended June 29, 2024:

		Weighted Average
	Number of Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at December 30, 2023	303	$63.29
Granted	295	42.07
Vested	(156)	56.07
Forfeited	(15)	57.07
Nonvested balance at June 29, 2024	427	$51.43

Included in the nonvested balance at June 29, 2024, is 184,914 nonvested performance-based RSUs.

The Company had $14.1 of total unrecognized compensation cost related to the RSU awards as of June 29, 2024. That cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

The Company has granted stock options with market-based exercise conditions to its officers. As of June 29, 2024, there were 68,000 unvested options and no vested unexercised options. The exercise price per share is $50.60, which is equal to the market price of Helios stock on the grant date. The options vest upon, the later of, the achievement of defined stock prices or two years from the grant date. The options include required service periods, which range from one to two years from the grant date. These options have a 10-year expiration.

The Company has also granted stock options with only time-based vesting conditions to its officers. As of June 29, 2024, there are no unvested options and 24,233 vested unexercised options. The exercise prices per share, which range from $35.04 to $55.03, are equal to the market price of Helios stock on the respective grant dates. The options vest ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model.

At June 29, 2024, the Company had less than $0.1 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 0.4 years. The Company recognized expense on the stock options of less than $0.1 and $1.1 for the six months ended June 29, 2024, and July 1, 2023, respectively.

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

Employees purchased 25,494 shares at a weighted average price of $37.79 and 20,771 shares at a weighted average price of $50.47, under the ESPP and UK plans during the six months ended June 29, 2024, and July 1, 2023, respectively. The Company recognized $0.2 and $0.3 of compensation expense during the six months ended June 29, 2024, and July 1, 2023, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 30, 2023	$4.9	$(60.3)	$(55.4)
Other comprehensive loss before reclassifications	(2.3)	(13.6)	(15.9)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.8	—	2.8
Tax effect	(0.1)	3.0	2.9
Net current period other comprehensive income (loss)	0.4	(10.6)	(10.2)
Balance at June 29, 2024	$5.3	$(70.9)	$(65.6)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 31, 2022	$8.5	$(67.9)	$(59.4)
Other comprehensive (loss) income before reclassifications	(2.4)	5.4	3.0
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.6	—	2.6
Tax effect	(0.1)	(1.7)	(1.8)
Net current period other comprehensive income	0.1	3.7	3.8
Balance at July 1, 2023	$8.6	$(64.2)	$(55.6)

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the six months ended June 29, 2024, the unallocated costs totaled $16.7 and included certain corporate costs not deemed to be allocable to either business segment of $0.5, amortization of acquisition-related intangible assets of $15.7 and other acquisition and integration-related costs of $0.5. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

The following table presents financial information by reportable segment:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales
Hydraulics	$145.7	$152.4	$288.1	$300.1
Electronics	74.2	75.2	143.8	140.7
Total	$219.9	$227.6	$431.9	$440.8
Operating income
Hydraulics	$23.9	$27.0	$45.7	$55.0
Electronics	10.3	12.0	17.4	19.5
Corporate and other	(8.2)	(9.5)	(16.7)	(20.2)
Total	$26.0	$29.5	$46.4	$54.3
Capital expenditures
Hydraulics	$6.5	$8.0	$9.8	$14.9
Electronics	1.5	2.5	3.8	4.7
Total	$8.0	$10.5	$13.6	$19.6

	June 29, 2024	December 30, 2023
Total assets
Hydraulics	$969.4	$976.6
Electronics	600.7	600.0
Corporate	10.8	13.8
Total	$1,580.9	$1,590.4

Geographic Region Information

Net sales are measured based on the geographic destination of sales to the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right-of-use assets. The following table presents financial information by region:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales
Americas	$117.3	$123.8	$231.2	$236.8
EMEA	51.8	58.3	103.8	114.4
APAC	50.8	45.5	96.9	89.6
Total	$219.9	$227.6	$431.9	$440.8

	June 29, 2024	December 30, 2023
Tangible long-lived assets
Americas	$142.2	$145.6
EMEA	38.8	37.1
APAC	18.2	19.4
Total	$199.2	$202.1

14. RELATED PARTY TRANSACTIONS

The Company purchases from, and sells inventory to, entities partially owned or managed by directors of Helios. For the six months ended June 29, 2024, and July 1, 2023, sales to these entities totaled $2.3 and $1.5, respectively. At June 29, 2024, and December 30, 2023, amounts due from the entity totaled $0.4 and $0.4, respectively.

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

Restructuring Activities

Our previously announced restructuring activities within our Hydraulics segment related to the creation of our two new Regional Operational Centers of Excellence ("CoE") are substantially complete. The Hydraulic Manifold Solutions CoE, located in Mishawaka, Indiana, is now doing the manifold machining and integrated package assembly for Sun Hydraulics, Faster Inc., and Daman. The Hydraulic Valve and Coupling Solutions CoE, located in Sarasota, Florida, is manufacturing cartridge valve technology (CVT) and quick release couplings (QRC). There still remain some integration and optimization activities we expect to be completed in 2024. We also continue to add capabilities and activities to our recently expanded Tijuana, Mexico facility to support our Electronics segment. Initial efforts have focused on circuit board assembly and wire harness production.

We have also initiated some restructuring activities to better optimize our European regional operations. We are transitioning some manufacturing of manifolds and integrated package assembly to our Roncolo, Italy location. To create capacity in Roncolo, we are moving some turning and lathing operations from Roncolo to our Rivolta, Italy location. These activities include transferring equipment and operations between facilities. The activities are proceeding as planned and we expect them to continue throughout 2024 and into 2025.

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

Global Economic and Geopolitical Conditions

We expect the challenging macroeconomic conditions to continue, characterized by economic uncertainty and market disruption driven by inflationary pressures, political uncertainty, the ongoing Russia-Ukraine war and the Israeli-Hamas war. We do not have operations in these conflict regions at this time and those conflicts have not and are not expected to have a material impact on our financial condition or results. In addition, we are continuously monitoring these economic and geopolitical conditions and remain focused on liquidity management, pricing discipline, cost savings initiatives and production efficiency as ways to mitigate the risks associated with the uncertainty.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products decreased 9% during the first six months of 2024 compared to the first six months of the prior year while the U.S. index of orders of hydraulic products declined 8% during the same period. Monthly shipments have been down year over year each month back to September 2023, with June declining almost 20%. The monthly average order volume has trended down each month in the first half of 2024. In Europe, the CEMA Business Barometer reported in June 2024 that the general business climate index for the European agricultural machinery industry continues to show signs of deterioration. The CEMA Barometer report also indicated an expectation that the business environment has not yet bottomed out. The CECE (Committee for European Construction Equipment) recently reported that the business climate index related to Europe remains in a state of crisis.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports second quarter 2024 sales of semiconductors and other electronics components increased from the first quarter 2024 and remain higher than sales levels seen in recent years in comparable periods. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments were up 1.0% in June, down 7% in May and up 9% in April compared with the same months last year. After a strong increase in February compared the prior year, PCB bookings in the subsequent months of 2024 have been flat to down compared to the prior year, with June being down 3% and May being down 6%. IPC also indicated that the sentiment among electronics manufacturers has slipped in recent months to the lowest level in a year. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments were down 2% in June, up 5% in May and down 2% in April compared to the prior year. EMS bookings were down 4% in June after being up 2% in May and 34% in April year over year.

2024 Second Quarter Results and Comparison of the Three Months Ended June 29, 2024, and July 1, 2023

(In millions, except per share data)

The following is a discussion of our second quarter of 2024 results of operations and liquidity and capital resources; comparisons are with the corresponding reporting period of 2023, unless otherwise noted.

The following table presents our consolidated results of operations:

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales	$219.9	$227.6	$(7.7)	(3.4)%
Gross profit	$70.6	$75.8	$(5.2)	(6.9)%
Gross profit %	32.1%	33.3%
Operating income	$26.0	$29.5	$(3.5)	(11.9)%
Operating income %	11.8%	13.0%
Net income	$13.6	$16.8	$(3.2)	(19.0)%
Diluted net income per share	$0.41	$0.51	$(0.1)	(19.6)%

	Six Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales	$431.9	$440.8	$(8.9)	(2.0)%
Gross profit	$137.8	$146.8	$(9.0)	(6.1)%
Gross profit %	31.9%	33.3%
Operating income	$46.4	$54.3	$(7.9)	(14.5)%
Operating income %	10.7%	12.3%
Net income	$22.7	$30.6	$(7.9)	(25.8)%
Diluted net income per share	$0.68	$0.93	$(0.25)	(26.9)%

Second quarter consolidated net sales declined $7.7, 3.4%, below the prior-year second quarter. We experienced organic net sales decline of $8.9, 3.9%, which was offset partially by sales from acquisitions totaling $1.2. Changes in foreign currency exchange rates had an unfavorable impact to our second quarter organic sales of $0.9, 0.4%.

Consolidated net sales for the year-to-date period were lower by $8.9, 2.0%. Organic sales declined $13.9, 3.2%, which was offset partially by sales from acquisitions totaling $5.0. Changes in foreign currency exchange rates had an unfavorable impact to our year-to-date sales of $1.3, 0.3%.

Supply chain and pricing did not have a material impact on our consolidated sales in the second quarter and year-to-date periods compared to the prior year periods. Although inflation persists, we did see a more stable pricing environment compared with the prior year period.

Sales were negatively impacted by reduced demand for products in our agriculture, mobile, industrial and recreational end markets, offset partially by an increase to the health and wellness end market. Sales were up in the APAC region and down in the Americas and EMEA regions during the second quarter and year-to-date periods compared to the prior year.

Second quarter gross profit decreased $5.2, 6.9%, below the prior year second quarter driven by lower volume, higher labor costs and unfavorable foreign currency impacts of $0.2, partially offset by contributions from acquisitions. Gross margin declined by 120 basis points, impacted by lower fixed costs leverage on lower volume, a higher mix of revenue in lower margin products, higher labor and foreign currency impacts, partially offset by improvements in pricing and material costs.

Year-to-date gross profit decreased $9.0, 6.1%, from lower volume, higher labor costs and unfavorable foreign currency impacts of $0.3, partially offset by contributions from acquisitions. Gross margin declined 140 basis points, primarily due to lower fixed costs leverage on lower volume, a higher mix of revenue in lower margin products and higher labor costs, partially offset by improvements in pricing and material costs.

Second quarter operating income as a percentage of sales declined 120 basis points to 11.8%. The decline is due to the gross margin level changes as SEA expenses as a percentage of revenue were relatively flat compared with the prior year period.

Year-to-date operating income as a percentage of sales declined 160 bps to 10.7%. The decline is due to the gross margin decrease as well as a slight increase in SEA labor costs and incremental costs from acquisitions, which were partially offset by a decrease in travel and marketing costs.

Net interest expense increased by $0.7 to $8.5 in the second quarter of 2024 due to the June 2024 debt refinancing activities that included the write-off of $0.5 unamortized debt issuance costs in connection to individual banks exiting the loan syndicate and higher interest rates in the current period offset with a lower outstanding debt balance. Average net debt decreased to $470.9 during the second quarter of 2024 compared with $500.6 during the second quarter of 2023, The reduction in average net debt is due to the paying down of debt incurred from the prior year acquisitions. Year-to-date net interest expense totaled $16.7, an increase of $2.7. Average net debt for the year-to-date period increased to $475.0 compared with $457.0 during the prior-year period. The increase in the year-to-date average net debt balance is due to carrying a higher debt balance throughout the period as a result of borrowings related to the Schultes and i3 acquisitions during the first half of 2023.

The provision for income taxes for the second quarter of 2024 was 23.0% of pretax income compared to 22.9% for the prior-year second quarter. The year-to-date provision was 23.1% and 23.1% of pretax income for 2024 and 2023, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

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

SEGMENT RESULTS

Hydraulics

The following table presents the results of operations for the Hydraulics segment:

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales	$145.7	$152.4	$(6.7)	(4.4)%
Gross profit	$44.9	$49.7	$(4.8)	(9.7)%
Gross profit %	30.8%	32.6%
Operating income	$23.9	$27.0	$(3.1)	(11.5)%
Operating income %	16.4%	17.7%

	Six Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales	$288.1	$300.1	$(12.0)	(4.0)%
Gross profit	$89.5	$99.6	$(10.1)	(10.1)%
Gross profit %	31.1%	33.2%
Operating income	$45.7	$55.0	$(9.3)	(16.9)%
Operating income %	15.9%	18.3%

Second quarter net sales for the Hydraulics segment decreased by $6.7, 4.4%, compared with the prior year second quarter. The decline in sales in the second quarter was primarily driven by softness in the agriculture end market. While industrial and mobile end markets were slightly down compared to the prior year-period. Changes in foreign currency exchange rates had an unfavorable impact of $0.8, 0.5%.

Year-to-date net sales for the Hydraulics segment decreased by $12.0, 4.0%. We experienced organic net sales decline of $13.9, 4.6%, from the prior year, which was partially offset by acquisition sales totaling $1.9. Sales to the agriculture, industrial and mobile end markets were down compared to the prior year-period. Changes in foreign currency exchange rates had an unfavorable impact of $1.1, 0.4%.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment:

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Americas	$59.5	$60.6	$(1.1)	(1.8)%
EMEA	42.8	51.3	(8.5)	(16.6)%
APAC	43.4	40.5	2.9	7.2%
Total	$145.7	$152.4

	Six Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Americas	$115.3	$118.5	$(3.2)	(2.7)%
EMEA	88.3	100.7	(12.4)	(12.3)%
APAC	84.5	80.9	3.6	4.4%
Total	$288.1	$300.1

Regional sales performance in the second quarter compared to the prior year quarter was driven by:

Americas - sales declined $1.1, 1.8%, primarily from generally softer demand in the region.

EMEA - excluding unfavorable changes in foreign currency rates of $0.4, sales declined $8.1, 15.8%, primarily driven by softness in the Agricultural end market, with generally all end markets in the region down year over year.

APAC - excluding unfavorable changes in foreign currency rates of $0.4, sales increased $3.3, 8.1%, with increased demand in China, Australia and India.

Regional sales performance in the year-to-date period compared to the prior-year period was driven by:

Americas - sales decreased $5.1, 4.3% excluding $1.9 of acquisition related sales. The decline was driven by reductions in the agriculture, mobile and industrial end markets.

EMEA - excluding favorable changes in foreign currency rates of $0.1, sales were down $12.5, 12.4%, primarily driven by softness in the Agricultural end market, with generally all end markets in the region down year over year.

APAC - excluding unfavorable changes in foreign currency rates of $1.2, sales increased $4.8, 5.9%, from stronger demand in China, Australia and India.

Second quarter gross profit declined $4.8, 9.7%, from lower volume while gross margin declined by 180 basis points, primarily from fixed cost absorption on lower volume and higher labor costs. Changes in foreign currency exchange rates had an unfavorable impact of $0.1.

Year-to-date gross profit declined $10.1, 10.1%, from lower volume while gross margin declined by 210 basis points, primarily from fixed cost absorption on lower volume and higher labor costs. Changes in foreign currency exchange rates had an unfavorable impact of $0.2.

Operating income as a percentage of sales declined 130 basis points to 16.4% in the second quarter of 2024 as the decline in gross margin was partially offset by lower SEA expenses. SEA expenses went down by $1.7, mainly due to lower labor and benefit costs.

Year-to-date operating income as a percentage of sales decreased 240 basis points to 15.9%. Primarily due to the gross margin decline and an increase in SEA expense as a percent of sales of 30 bps. SEA expenses went down by $0.8, due to lower labor and benefit costs with other savings in marketing and travel costs. However, SEA expenses as a percent of sales increased 30 bps on lower sales.

As previously noted in the third quarter of 2023, the Company experienced aggregate losses related to a fire and a weather-related incident at one of its manufacturing locations in Italy, which resulted in the shut-down of operations for a period of time and disruption in production as recovery efforts ensued. There are insurance claims open related to these incidents and the Company is working closely with the insurance carrier to assess the claims and evaluate potential recoveries. Losses from damage to the building, equipment and supplies are expected to be fully offset by probable insurance recoveries, which represents anticipated insurance proceeds not in excess of the associated losses, for which receipt has been deemed probable. Any recoveries in excess of losses incurred will be recognized when all contingencies related to the claim have been resolved. Management is working to resolve these claims in 2024.

Electronics

The following table presents the results of operations for the Electronics segment:

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales	$74.2	$75.2	$(1.0)	(1.3)%
Gross profit	$25.7	$26.1	$(0.4)	(1.5)%
Gross profit %	34.6%	34.7%
Operating income	$10.3	$12.0	$(1.7)	(14.2)%
Operating income %	13.9%	16.0%

	Six Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Net sales	$143.8	$140.7	$3.1	2.2%
Gross profit	$48.3	$47.2	$1.1	2.3%
Gross profit %	33.6%	33.5%
Operating income	$17.4	$19.5	$(2.1)	(10.8)%
Operating income %	12.1%	13.9%

Second quarter net sales for the Electronics segment decreased $1.0, 1.3%, compared with the prior year second quarter. We experienced organic net sales decline of $2.2, 2.9%, with incremental acquisition sales of $1.2. Compared to the prior year period, second quarter sales in the health and wellness increased, while sales to the recreational, mobile and industrial end markets decreased. Changes in foreign currency exchange rates had an unfavorable impact of $0.1, 0.1%.

Year-to-date net sales for the Electronics segment increased $3.1, 2.2%. Organic sales were flat excluding incremental acquisition sales of $3.1. Strength in the health and wellness end market was offset by declines in the industrial, recreational and mobile end markets. Changes in foreign currency exchange rates had an unfavorable impact of $0.2, 0.1%.

The following table presents net sales based on the geographic region of the sale for the Electronics segment:

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Americas	$57.8	$63.2	$(5.4)	(8.5)%
EMEA	9.0	7.0	2.0	28.6%
APAC	7.4	5.0	2.4	48.0%
Total	$74.2	$75.2

	Six Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Americas	$115.9	$118.3	$(2.4)	(2.0)%
EMEA	15.5	13.7	1.8	13.1%
APAC	12.4	8.7	3.7	42.5%
Total	$143.8	$140.7

While health and wellness saw strong demand in the Americas, market softening in the other end markets drove the overall decline in the second quarter and year to date periods.

Second quarter gross profit decreased $0.4, 1.5% compared to the prior year second quarter, primarily due to the lower sales volume. Gross margin decreased by 10 basis points to 34.6% as lower material costs partially offset the impact of a higher mix of revenue in products with a lower margin profile and slightly lower leverage of fixed costs.

Year-to-date gross profit increased $1.1, 2.3%, primarily due to the higher sales volume. Gross margin improved over the same period by 10 basis points to 33.6% as lower material costs offset the impact of a higher mix of revenue in products with a lower margin profile.

Operating income as a percentage of sales declined 210 basis points to 13.9% in the second quarter of 2024 compared to the prior year period due to the slight decline in gross margin and higher SEA expenses. SEA expenses increased $1.3 in part due to additional costs associated with the 2023 acquisition.

Year-to-date operating income as a percentage of sales decreased 180 basis points to 12.1% compared to the prior year period. This is primarily due to SEA expenses increasing by $3.2, in part due to additional costs associated with the 2023 acquisition.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the second quarter of 2024, these costs totaled $8.2 for: amortization of acquisition-related intangible assets of $7.9, $0.1 related to our acquisition and integration activities and $0.2 for officer transition costs. Compared to the first quarter of 2023, these costs decreased by $1.3, primarily from the net impact of other acquisition and integration activities and the roll off of certain officer transition costs. Year-to-date, corporate and other costs totaled $16.7 for: amortization of acquisition related intangible assets of $15.7, $0.5 related to our acquisition and integration activities and $0.5 for officer transition costs. Compared to the 2023 year-to-date period that included amortization of acquisition related intangible assets of $16.4, $3.0 related to our acquisition and integration activities and $0.8 for officer transition costs.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. We also use borrowings on our credit facilities to fund acquisitions. During the first six months of 2024, cash provided by operating activities totaled $51.6. At the end of the second quarter, we had $45.0 of available cash and cash equivalents on hand and $308.3 of available credit on our revolving credit facilities. We also have a $400.0 accordion feature available on our credit Third Amended and Restated Credit Agreement, subject to certain pro forma compliance requirements, intended to support potential future acquisitions.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Six Months Ended
	June 29, 2024	July 1, 2023	$ Change
Net cash provided by operating activities	$51.6	$38.4	$13.2
Net cash used in investing activities	(15.4)	(135.8)	120.4
Net cash (used in) provided by financing activities	(22.6)	90.1	(112.7)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	1.1	(2.1)
Net increase (decrease) in cash and cash equivalents	$12.6	$(6.2)	$18.8

Cash on hand increased $12.6 in the first two quarters of 2024 to $45.0 as of June 29, 2024. Changes in exchange rates during the six months ended June 29, 2024, positively impacted cash and cash equivalents $1.0. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Year-to-date cash from operations increased by $13.2 to $51.6. Cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) decreased by $3.4 in the first two quarters of 2024 compared to the same period in 2023. Changes in net operating assets and liabilities improved cash flow by $16.6 in the first two quarters of the period, compared to the prior year period, primarily from favorable differences from the prior year in cash flows from inventories and other current assets, offset by an increase in accounts receivable and accrued expenses and other liabilities. Investments in inventory increased cash by $6.3 and reduced cash by and $9.6 in the first two quarters of 2024 and 2023, respectively. Days of inventory on hand increased to 128 days as of June 29, 2024, compared with 122 days as of July 1, 2023. Changes in accounts receivable reduced cash by $19.5 and $8.5 in the first two quarters of 2024 and 2023, respectively. Days sales outstanding decreased slightly to 55 days as of June 29, 2024, compared with 56 days as of July 1, 2023, as a result of initiatives to improve our collection patterns.

Investing activities

Cash used in investing activities totaled $15.4 in the first two quarters of 2024, compared to $135.8 in the first two quarters of the prior year. The large difference is a result of $114.8 cash paid, net of cash acquired, for acquisitions in the first two quarters of 2023.

Capital expenditures totaled $13.6, 3.1%, of sales for the first two quarters of 2024, a decrease of $6.0 over the prior year comparable period. Capital expenditures for 2024 are forecasted to be approximately 3%-4% of sales, for investments in machinery and equipment for capacity expansion projects, improvements to manufacturing technology and maintaining or replacing existing machine capabilities.

Financing activities

Net cash used in financing activities totaled $22.6 during the first two quarters of 2024, compared with cash provided of $90.1 in the prior year period. In the first two quarters of 2024, repayments, net of borrowings, totaled $18.2. Cash paid for acquisitions in first quarter of 2023 was primarily financed with borrowings on our credit facility; borrowings, net of repayments, totaled $101.8.

In connection with the debt refinancing in June 2024, while the term loan credit facility aggregate principle amount of $300.0 remained unchanged, the cash flow activity reflects repayments and borrowings on the non-revolving debt that were direct results of the refinancing. The company also incurred $3.1 of debt issuance costs in connection with the debt refinancing. These costs are captured within the Other Financing Activities caption in the Statement of Cash Flows. Additionally in June 2024, the Company received $7.1 in proceeds in connection with the termination of the interest rate swaps.

In May 2023, we entered into an incremental facility amendment to our credit agreement with PNC Bank, National Association, as administrative agent, and various lenders party thereto. With the amendment we incurred a new term loan with an aggregate principal amount of $150.0 for which the proceeds were used to repay outstanding balances on our revolving credit facility.

On June 25, 2024, the Company amended and restated its credit agreement (the “Third Amended and Restated Credit Agreement”) with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The amendment extended the debt maturity for five years and increased the Company’s revolving credit facility (the “Revolving Credit Facility) to $500.0, with the aggregate principle amount of the term loan credit facility (the “Term Loan Facility”) remaining at $300.0. The amendment also revised the accordion feature to permit an increase of up to an additional $400.0. Borrowings under the line of credit bear interest at defined rates plus an applicable margin based on the Company’s leverage ratio. Scheduled principal payments under the Term Loan Facility are payable in quarterly installments beginning on September 28, 2024 and continuing on the last day of each following fiscal quarter, beginning at $3.75 before increasing to $5.6 in June 2026 and $7.5 in June 2028. All remaining principal and unpaid accrued interest are due on the Term Loan Facility maturity date, which is June 25, 2029.

In May 2024, $0.5 was paid to the former owners of Balboa in connection with the last payment due on the contingent consideration liability.

During the second quarter of 2024, we declared a quarterly cash dividend of $0.09 per share payable on July 19, 2024, to shareholders of record as of July 5, 2024. The declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the board of directors.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any changes made during the first six months of 2024, are disclosed in Note 2 to the Consolidated, Unaudited Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our term loans and revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of June 29, 2024, we had $193.8 in borrowings outstanding under the revolving credit facilities, $310.2 in borrowings outstanding under the term loans. Based on our level of variable rate debt outstanding during the quarter ended June 29, 2024, a one percentage point increase or decrease in the average interest rate would have an impact on our annual financing costs over the next twelve months of approximately $5.0. This analysis excludes any effects from interest rate swap contracts as such contracts were terminated on June 25, 2024.

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. Except as described above, there were no material changes during the six months ended June 29, 2024.

Item 4. CONTROLS AND PROCEDURES.

The Company’s management, with the participation of the Interim Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information we are required to disclose is recorded, processed, summarized and reported within the necessary time periods. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the quarter ended June 29, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

10.1*

Third Amended and Restated Credit Agreement, dated June 25, 2024, by and among Helios Technologies, Inc. as Borrower, the Guarantors party thereto, the financial institutions party thereto from time to time as lenders, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 26, 2024, and incorporated herein by reference).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, has been formatted in Inline XBRL.

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted exhibits or schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2024	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Sean Bagan
Sean Bagan
Interim President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)