Form 10-Q
period 2024-09-28
HELIOS TECHNOLOGIES, INC.
filed 2024-11-06
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

The registrant had 33,242,374 shares of common stock, par value $.001, outstanding as of October 25, 2024.

Helios Technologies, Inc.

INDEX

For the quarter ended

September 28, 2024

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	September 28, 2024	December 30, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46.7	$32.4
Accounts receivable, net of allowance for credit losses of $2.5 and $2.1	120.8	114.8
Inventories, net	199.2	215.1
Income taxes receivable	10.9	11.3
Other current assets	28.3	23.1
Total current assets	405.9	396.7
Property, plant and equipment, net	223.7	227.9
Deferred income taxes	1.8	1.7
Goodwill	517.0	514.0
Other intangible assets, net	404.5	426.4
Other assets	18.8	23.7
Total assets	$1,571.7	$1,590.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$56.9	$70.3
Accrued compensation and benefits	23.4	19.4
Other accrued expenses and current liabilities	28.5	27.0
Current portion of long-term non-revolving debt, net	17.6	23.2
Dividends payable	3.0	3.0
Income taxes payable	4.6	2.0
Total current liabilities	134.0	144.9
Revolving lines of credit	174.5	199.8
Long-term non-revolving debt, net	287.9	298.3
Deferred income taxes	56.7	57.1
Other noncurrent liabilities	33.1	35.7
Total liabilities	686.2	735.8
Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $0.001, 2.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100.0 shares authorized, 33.2 and 33.1 shares issued and outstanding	—	—
Capital in excess of par value	436.0	434.4
Retained earnings	500.8	475.6
Accumulated other comprehensive loss	(51.3)	(55.4)
Total shareholders' equity	885.5	854.6
Total liabilities and shareholders' equity	$1,571.7	$1,590.4

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations (unaudited)

(in millions, except per share data)

	Three Months Ended
	September 28, 2024	September 30, 2023
	(unaudited)	(unaudited)
Net sales	$194.5	$201.4
Cost of sales	134.0	141.7
Gross profit	60.5	59.7
Selling, engineering and administrative expenses	30.4	37.7
Amortization of intangible assets	7.9	8.2
Operating income	22.2	13.8
Interest expense, net	9.0	8.7
Foreign currency transaction loss, net	0.1	0.1
Other non-operating income, net	(0.2)	-
Income before income taxes	13.3	5.0
Income tax provision	1.9	1.5
Net income	$11.4	$3.5

Net income per share:
Basic	$0.34	$0.11
Diluted	$0.34	$0.11

Weighted average shares outstanding:
Basic	33.2	33.0
Diluted	33.2	33.1

Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations (unaudited)

(in millions, except per share data)

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(unaudited)	(unaudited)
Net sales	$626.4	$642.2
Cost of sales	428.1	435.7
Gross profit	198.3	206.5
Selling, engineering and administrative expenses	106.2	113.8
Amortization of intangible assets	23.6	24.7
Operating income	68.5	68.0
Interest expense, net	25.7	22.6
Foreign currency transaction loss, net	0.5	0.6
Other non-operating income, net	(0.6)	-
Income before income taxes	42.9	44.8
Income tax provision	8.7	10.7
Net income	$34.2	$34.1

Net income per share:
Basic	$1.03	$1.04
Diluted	$1.03	$1.04

Weighted average shares outstanding:
Basic	33.2	32.8
Diluted	33.2	33.0

Dividends declared per share	$0.27	$0.27

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$11.4	$3.5	$34.2	$34.1
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	14.3	(10.2)	3.7	(6.5)
Unrealized gain (loss) on interest rate swaps, net of tax	—	0.9	0.4	1.0
Total other comprehensive (loss) income	14.3	(9.3)	4.1	(5.5)
Comprehensive income	$25.7	$(5.8)	$38.3	$28.6

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at June 29, 2024	—	$—	33.2	$—	$439.7	$492.4	$(65.6)	$866.5
Shares issued, restricted stock					0.1			0.1
Shares issued, ESPP					0.5			0.5
Stock-based compensation					(4.2)			(4.2)
Cancellation of shares for payment of employee tax withholding					(0.1)			(0.1)
Dividends declared						(3.0)		(3.0)
Net income						11.4		11.4
Other comprehensive income							14.3	14.3
Balance at September 28, 2024	—	$—	33.2	$—	$436.0	$500.8	$(51.3)	$885.5

Balance at July 1, 2023	—	$—	33.0	$—	$428.4	$474.7	$(55.6)	$847.5
Shares issued, ESPP					0.6			0.6
Stock-based compensation					2.7			2.7
Cancellation of shares for payment of employee tax withholding					(0.1)			(0.1)
Dividends declared						(2.9)		(2.9)
Net income						3.5		3.5
Other comprehensive loss							(9.3)	(9.3)
Balance at September 30, 2023	—	$—	33.0	$—	$431.6	$475.3	$(64.9)	$842.0

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Nine Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at December 30, 2023	—	$—	33.1	$—	$434.4	$475.6	$(55.4)	$854.6
Shares issued, restricted stock			0.1		0.1			0.1
Shares issued, ESPP					1.5			1.5
Stock-based compensation					2.5			2.5
Cancellation of shares for payment of employee tax withholding					(2.5)			(2.5)
Dividends declared						(9.0)		(9.0)
Net income						34.2		34.2
Other comprehensive income							4.1	4.1
Balance at September 28, 2024	—	$—	33.2	$—	$436.0	$500.8	$(51.3)	$885.5

Balance at December 31, 2022	—	$—	32.6	$—	$404.3	$450.0	$(59.4)	$794.9
Shares issued, ESPP					1.6			1.6
Shares issued, acquisition			0.4		18.7			18.7
Stock-based compensation					9.2			9.2
Cancellation of shares for payment of employee tax withholding					(2.2)			(2.2)
Dividends declared						(8.8)		(8.8)
Net income						34.1		34.1
Other comprehensive loss							(5.5)	(5.5)
Balance at September 30, 2023	—	$—	33.0	$—	$431.6	$475.3	$(64.9)	$842.0

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended

(in millions)

	Nine Months Ended
	September 28, 2024	September 30, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$34.2	$34.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.8	47.7
Stock-based compensation expense	2.5	9.2
Amortization of debt issuance costs	0.9	0.5
Benefit for deferred income taxes	(2.1)	(3.1)
Forward contract losses, net	—	0.1
Other, net	1.1	0.5
(Increase) decrease in, net of acquisitions:
Accounts receivable	(5.5)	(1.5)
Inventories	16.2	(14.4)
Income taxes receivable	0.7	0.3
Other current assets	(5.0)	(7.5)
Other assets	4.8	5.8
Increase (decrease) in, net of acquisitions:
Accounts payable	(13.4)	(9.1)
Accrued expenses and other liabilities	5.3	(6.9)
Income taxes payable	2.3	1.8
Other noncurrent liabilities	(3.4)	(4.6)
Contingent consideration payments in excess of acquisition date fair value	—	(2.7)
Net cash provided by operating activities	86.4	50.2
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(114.8)
Capital expenditures	(19.6)	(25.5)
Proceeds from dispositions of property, plant and equipment	0.1	0.3
Cash settlement of forward contracts	—	0.6
Software development costs	(2.6)	(5.1)
Net cash used in investing activities	(22.1)	(144.5)
Cash flows from financing activities:
Borrowings on revolving credit facilities	38.1	175.7
Repayment of borrowings on revolving credit facilities	(64.7)	(219.0)
Borrowings on long-term non-revolving debt	126.8	160.0
Repayment of borrowings on long-term non-revolving debt	(142.2)	(16.3)
Proceeds from stock issued	1.6	1.6
Dividends to shareholders	(8.9)	(8.8)
Payment of employee tax withholding on equity award vestings	(2.5)	(2.2)
Payment of contingent consideration liability	—	(3.4)
Other financing activities	(4.7)	(1.9)
Proceeds received upon termination of Cash Flow hedge instruments	7.1	—
Net cash (used in) provided by financing activities	(49.4)	85.7
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.1
Net increase (decrease) in cash and cash equivalents	14.3	(8.5)
Cash and cash equivalents, beginning of period	32.4	43.7
Cash and cash equivalents, end of period	$46.7	$35.2

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

The Company operates in two business segments: Hydraulics and Electronics. There are two key technologies within the Hydraulics segment: motion control technology ("MCT") and fluid conveyance technology ("FCT"). Our MCT products provide simultaneous control of acceleration, velocity and position. MCT includes our cartridge valve technology ("CVT") where we pioneered a fundamentally different design platform employing a floating nose construction that results in a self-alignment characteristic. This design provides better performance and reliability advantages compared with most competitors’ product offerings. Our cartridge valves are offered in several size ranges and include both electrically actuated and hydro-mechanical products. They are designed to be able to operate reliably at higher pressures than most competitors, making them equally suitable for both industrial and mobile applications. Our FCT products transfer hydraulic fluid from one point to another. FCT includes our quick release couplings ("QRC") products, which allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment, specialty vehicles, therapy baths and traditional and swim spas. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware and sustaining engineering teams.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on February 27, 2024. In management’s opinion, all adjustments necessary for a fair statement of the Company’s financial position are reflected in the interim periods presented. Operating results for the nine months ended September 28, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2024.

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

Capitalized Software Development Costs

The Company sells certain products that contain embedded software that is integral to the functionality of the products. Internal and external costs incurred for developing this software are charged to expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the products are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of accumulated amortization, were $10.6 and $9.0 at September 28, 2024, and December 30, 2023, respectively, and are included in Other assets in the Consolidated Balance Sheets.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$11.4	$3.5	$34.2	$34.1

Weighted average shares outstanding - Basic	33.2	33.0	33.2	32.8
Net effect of dilutive securities - Stock based compensation	—	0.1	—	0.2
Weighted average shares outstanding - Diluted	33.2	33.1	33.2	33.0

Net income per share:
Basic	$0.34	$0.11	$1.03	$1.04
Diluted	$0.34	$0.11	$1.03	$1.04

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

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at September 28, 2024, and December 30, 2023. As of September 28, 2024, the company had no fair value instruments outstanding, see Note 8 for additional information.

September 28, 2024
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$—	$—	$—	$—
Forward foreign exchange contracts	—	—	—	—
Total	$—	$—	$—	$—
Liabilities
Forward foreign exchange contracts	$—	$—	$—	$—
Contingent consideration	—	—	—	—
Total	$—	$—	$—	$—

	December 30, 2023
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$6.7	$—	$6.7	$—
Forward foreign exchange contracts	—	—	—	—
Total	$6.7	$—	$6.7	$—
Liabilities
Forward foreign exchange contracts	$—	$—	$—	$—
Contingent consideration	0.5	—	—	0.5
Total	$0.5	$—	$—	$0.5

A summary of changes in the estimated fair value of contingent consideration at September 28, 2024 is as follows:

Balance at December 30, 2023	$0.5
Change in estimated fair value	-
Payment on liability	(0.5)
Accretion in value	-
Balance at September 28, 2024	$—

5. INVENTORIES, NET

At September 28, 2024, and December 30, 2023, inventory consisted of the following:

	September 28, 2024	December 30, 2023
Raw materials	$110.6	$126.8
Work in process	53.3	55.4
Finished goods	45.5	43.0
Provision for obsolete and slow-moving inventory	(10.2)	(10.1)
Total	$199.2	$215.1

6. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the nine months ended September 28, 2024 and September 30, 2023, operating lease costs totaled $5.7 and $5.0, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	September 28, 2024	December 30, 2023
Right-of-use assets	$24.5	$25.8
Lease liabilities:
Current lease liabilities	$4.7	$4.0
Non-current lease liabilities	21.6	23.2
Total lease liabilities	$26.3	$27.2

Weighted average remaining lease term (in years):	4.3
Weighted average discount rate:	4.7%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6.1	$5.0
Non-cash impact of new leases and lease modifications	$1.8	$7.6

Maturities of lease liabilities are as follows:

2024 Remaining	$1.9
2025	5.9
2026	5.4
2027	4.3
2028	3.8
2029	3.6
Thereafter	7.6
Total lease payments	32.5
Less: Imputed interest	(6.2)
Total lease obligations	26.3
Less: Current lease liabilities	(4.7)
Non-current lease liabilities	$21.6

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the nine months ended September 28, 2024, is as follows:

	Hydraulics	Electronics	Total
Balance at December 30, 2023	$302.1	$211.9	$514.0
Currency translation	3.0	—	3.0
Balance at September 28, 2024	$305.1	$211.9	$517.0

Acquired Intangible Assets

At September 28, 2024, and December 30, 2023, acquired intangible assets consisted of the following:

	September 28, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$96.3	$(28.0)	$68.3	$95.8	$(23.9)	$71.9
Non-compete agreements	2.1	(1.5)	0.6	2.0	(1.1)	0.9
Technology	54.8	(30.7)	24.1	54.7	(26.9)	27.8
Supply agreement	21.0	(16.5)	4.5	21.0	(14.9)	6.1
Customer relationships	394.1	(88.8)	305.3	391.8	(74.8)	317.0
Sales order backlog	1.4	(1.4)	—	1.4	(1.4)	—
Workforce	6.1	(4.4)	1.7	6.1	(3.4)	2.7
	$575.8	$(171.3)	$404.5	$572.8	$(146.4)	$426.4

Amortization expense on acquired intangible assets for the nine months ended September 28, 2024 and September 30, 2023, was $23.6 and $24.7, respectively. Future estimated amortization expense is presented below.

Year:
2024 Remaining	$8.2
2025	32.4
2026	30.6
2027	27.3
2028	26.9
2029	24.8
Thereafter	254.3
Total	$404.5

8. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	September 28, 2024	December 30, 2023	Location	September 28, 2024	December 30, 2023
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$—	$6.7	Other non-current liabilities	$—	$—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	—	—	Other current liabilities	—	—
Forward foreign exchange contracts	Other assets	—	—	Other non-current liabilities	—	—
Total derivatives		$—	$6.7		$—	$—

(1) See Note 4 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the nine months ended September 28, 2024 and September 30, 2023, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	September 28, 2024	September 30, 2023	into Earnings (Effective Portion)	September 28, 2024	September 30, 2023
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$0.5	$1.4	Interest expense, net	$3.6	$5.2

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $25.7 and $22.6 for the nine months ended September 28, 2024 and September 30, 2023, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	September 28, 2024	September 30, 2023	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$—	$(0.1)	Foreign currency transaction gain / loss, net

Interest Rate Swap Contracts

Previously, the Company had entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with these transactions, the Company paid interest based upon a fixed rate as agreed upon with the respective counterparties and received variable rate interest payments. The interest rate swaps were designated as hedging instruments and were accounted for as cash flow hedges. In June 2024, the Company's interest rate swap agreements were terminated in connection with the debt refinancing activities. Upon termination of these effective interest rate swaps designated as a cash flow hedges, the Company received proceeds of $7.1 which will be amortized from accumulated other comprehensive income into earnings as a reduction of interest expense over the period which the hedged forecasted transaction affects earnings. At September 28, 2024, the Company had no active interest rate swap agreements.

Forward Foreign Exchange Contracts

The Company had entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At September 28, 2024, the Company had zero forward foreign exchange contracts.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. This remained unchanged as part of the June 2024 debt refinancing. The carrying value of the euro denominated debt totaled $100.5 as of September 28, 2024, and is included in the Revolving lines of credit line item in the Consolidated Balance Sheets. The loss on the net investment hedge recorded in accumulated other comprehensive income as part of the currency translation adjustment was $0.8, net of tax, for the nine months ended September 28, 2024.

9. CREDIT FACILITIES

Total non-revolving debt consists of the following:

	Maturity Date	September 28, 2024	December 30, 2023
Long-term non-revolving debt:
Term loans with PNC Bank	June 2029	$296.3	$310.0
Term loans with Citibank	Various	10.5	12.1
Total long-term non-revolving debt		306.8	322.1
Less: current portion of long-term non-revolving debt		17.6	23.2
Less: unamortized debt issuance costs		1.3	0.6
Total long-term non-revolving debt, net		$287.9	$298.3

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	September 28, 2024	December 30, 2023	September 28, 2024	December 30, 2023
Revolving line of credit with PNC Bank	June 2029	$174.5	$199.8	$325.0	$199.5
Revolving line of credit with Citibank	June 2026	3.4	3.5	0.8	0.6

Future maturities of total debt are as follows:

Year:
2024 Remaining	$9.0
2025	16.4
2026	27.9
2027	22.5
2028	28.1
2029	380.8
Total	$484.7

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

The effective interest rate on borrowings under the Third Amended and Restated Credit Agreement at September 28, 2024, was 6.5%. Interest expense recognized, excluding interest rate swap activity, during the nine months ended September 28, 2024 and September 30, 2023, totaled $29.1 and $27.5, respectively. As of September 28, 2024, the Company was in compliance with all debt covenants related to the Third Amended and Restated Credit Agreement.

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

As of September 28, 2024, the Company was in compliance with all debt covenants related to the term loans and line of credit with Citibank. Additionally, the secured loans with Citibank are secured by a parent guarantee.

10. INCOME TAXES

The provision for the income taxes for the three months ended September 28, 2024 and September 30, 2023 was 14.2% and 30.5% of pretax income, respectively. The provision for income taxes for the nine months ended September 28, 2024 and September 30, 2023, was 20.3% and 23.8% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products. The change in the comparable prior-year quarter and year-to-date is primarily due to an overall increase in discrete tax benefits driven by the officer transition in July 2024.

At September 28, 2024, the Company had an unrecognized tax benefit of $5.8 including accrued interest. If recognized, $0.3 of unrecognized tax benefit would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of September 28, 2024, is not considered material to the Company’s Consolidated, Unaudited Financial Statements.

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

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan and from time to time for special recognition. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. The officer transition in July 2024 resulted in the forfeiture of unvested RSU's and the reversal of previously recognized expense related to the respective unvested RSU's. Compensation expense recognized for RSUs granted to employees totaled $2.9 and $6.5, respectively, for the nine months ended September 28, 2024 and September 30, 2023.

The Helios Technologies, Inc. Non-Employee Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2019 Plan or 2023 Plan, which vest over a one-year period. Directors were granted 17,714 and 13,809 RSUs during the nine months ended September 28, 2024 and September 30, 2023, respectively. The Company recognized director stock compensation expense on the RSUs of $0.9 and $1.0 for the nine months ended September 28, 2024 and September 30, 2023, respectively.

The following table summarizes RSU activity for the nine months ended September 28, 2024:

		Weighted Average
	Number of Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at December 30, 2023	303	$63.29
Granted	309	42.00
Vested	(165)	56.34
Forfeited	(220)	53.20
Nonvested balance at September 28, 2024	227	$49.04

Included in the nonvested balance at September 28, 2024, are 70,679 nonvested performance-based RSUs.

The Company had $6.4 of total unrecognized compensation cost related to the RSU awards as of September 28, 2024. That cost is expected to be recognized over a weighted average period of 1.9 years.

Stock Options

The Company has granted stock options with market-based exercise conditions to its officers and employees. As of September 28, 2024, there were 5,334 unvested options and 2,666 vested unexercised options. The exercise price per share is $50.60, which is equal to the market price of Helios stock on the grant date. The options vest upon, the later of, the achievement of defined stock prices or two years from the grant date. The options have met their required service periods, which ranged from one to two years from the grant date. These options have a 10-year expiration.

In September 2024, the Company granted additional stock options with only time-based vesting conditions to its officers and employees. These options have an exercise price per share of $40.13 which is equal to the market price of Helios stock on the grant date. The options vest three-years from the grant date and have a 10-year expiration. The grant date fair value of the options totaled $0.6 and was estimated using a Black Scholes valuation model. As of September 28, 2024, there are 36,502 unvested options.

As of September 28, 2024, there were 18,068 vested unexercised options with only time-based vesting conditions. The exercise prices per share, which range from $35.04 to $55.03, are equal to the market price of Helios stock on the respective grant dates. The options vested ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options was estimated using a Black Scholes valuation model.

At September 28, 2024, the Company had $0.6 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 2.9 years. The officer transition in July 2024 resulted in the forfeiture of unvested options and the reversal of previously recognized expense related to the respective unvested options. Related to stock options, the Company recognized a net benefit of $1.6 for the nine months ended September 28, 2024 and an expense of $1.3 for the nine months ended September 30, 2023.

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

Employees purchased 37,681 shares at a weighted average price of $38.44 and 32,004 shares at a weighted average price of $49.35, under the ESPP and UK plans during the nine months ended September 28, 2024 and September 30, 2023, respectively. The Company recognized $0.3 and $0.4 of compensation expense during the nine months ended September 28, 2024 and September 30, 2023, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 30, 2023	$4.9	$(60.3)	$(55.4)
Other comprehensive (loss) income before reclassifications	(2.3)	5.0	2.7
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.8	—	2.8
Tax effect	(0.1)	(1.3)	(1.4)
Net current period other comprehensive income	0.4	3.7	4.1
Balance at September 28, 2024	$5.3	$(56.6)	$(51.3)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 31, 2022	$8.5	$(67.9)	$(59.4)
Other comprehensive loss before reclassifications	(2.6)	(7.6)	(10.2)
Amounts reclassified from accumulated other comprehensive loss, net of tax	4.0	—	4.0
Tax effect	(0.4)	1.1	0.7
Net current period other comprehensive income (loss)	1.0	(6.5)	(5.5)
Balance at September 30, 2023	$9.5	$(74.4)	$(64.9)

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

The Hydraulics segment provides the global capital goods industries with hydraulic components and systems used to transmit power and control force, speed and motion. There are two categories based on Hydraulic system architecture: MCT and FCT. MCT includes components used to control the flow and pressure of fluids in a system. FCT includes components used to convey fluids and fluid power through a system and are designed to grant maximum flexibility of design and reliability. MCT includes CVT and FCT includes QRC products. CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. Engineered solutions that incorporate manifold solutions with CVT and QRC technologies are also provided to machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems, as well as automation of existing equipment.

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the nine months ended September 28, 2024, the unallocated costs totaled $25.6 and included certain corporate costs not deemed to be allocable to either business segment of $1.3, amortization of acquisition-related intangible assets of $23.6 and other acquisition and integration-related costs of $0.7. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

The following table presents financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales
Hydraulics	$129.4	$132.0	$417.5	$432.1
Electronics	65.1	69.4	208.9	210.1
Total	$194.5	$201.4	$626.4	$642.2
Operating income
Hydraulics	$24.2	$18.4	$69.9	$73.3
Electronics	6.8	4.2	24.2	23.8
Corporate and other	(8.8)	(8.8)	(25.6)	(29.1)
Total	$22.2	$13.8	$68.5	$68.0
Capital expenditures
Hydraulics	$4.1	$4.5	$13.9	$19.5
Electronics	1.9	1.3	5.7	6.0
Total	$6.0	$5.8	$19.6	$25.5

	September 28, 2024	December 30, 2023
Total assets
Hydraulics	$981.4	$976.6
Electronics	583.7	600.0
Corporate	6.6	13.8
Total	$1,571.7	$1,590.4

Geographic Region Information

Net sales are measured based on the geographic destination of sales to the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right-of-use assets. The following table presents financial information by region:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales
Americas	$103.0	$115.1	$334.2	$351.9
EMEA	43.2	44.5	147.0	158.9
APAC	48.3	41.8	145.2	131.4
Total	$194.5	$201.4	$626.4	$642.2

	September 28, 2024	December 30, 2023
Tangible long-lived assets
Americas	$140.4	$145.6
EMEA	39.7	37.1
APAC	19.1	19.4
Total	$199.2	$202.1

14. RELATED PARTY TRANSACTIONS

The Company purchases from, and sells inventory to, entities partially owned or managed by directors of Helios. For the nine months ended September 28, 2024 and September 30, 2023, sales to these entities totaled $2.3 and $2.8, respectively. At September 28, 2024, and December 30, 2023, amounts due from the entity totaled $0.0 and $0.4, respectively. These amounts include sales to and receivables from the related party that was formerly managed by one of our directors, but as of the start of this quarter the related party relationship no longer exists. The sales to and receivables from that company will no longer be reported as related party transactions going forward.

15. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

16. SUBSEQUENT EVENTS

In early October, the corporate headquarters and Hydraulics segment operations located in Sarasota, Florida were impacted by Hurricane Milton. Operations were halted for eight days leading up to and following the storm. Operations in two of the three production facilities have fully resumed. One of the three requires some additional repair before it is one hundred percent operational. The extent of the damages and disruptions are being assessed to fully determine the impact of the storm on our manufacturing operations. Initial estimates for expenses related to the shut down, clean up, recovery and restart efforts are between $2.0 to $3.0. Initial estimates of the impact on sales due to lost production shifts is approximately $10.0. We have engaged with our insurance partners to determine potential insurance reimbursement.

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

Restructuring Activities

Our previously announced restructuring activities within our Hydraulics segment related to the creation of our two new Regional Operational Centers of Excellence ("CoE") are substantially complete. The Hydraulic Manifold Solutions CoE, located in Mishawaka, Indiana, is now doing the manifold machining and integrated package assembly for Sun Hydraulics, Faster Inc., and Daman. The Hydraulic Valve and Coupling Solutions CoE, located in Sarasota, Florida, is manufacturing and assembling cartridge valve technology and quick release couplings. There still remain some integration and optimization activities we expect to be completed in 2024. We also continue to add capabilities and activities to our recently expanded Tijuana, Mexico facility to support our Electronics segment. Initial efforts have focused on circuit board assembly and wire harness production.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products decreased 13% during the first nine months of 2024 compared to the first nine months of the prior year while the U.S. index of orders of hydraulic products declined 14% during the same period. Monthly shipments and orders continue to trend downward, declining about 18% and 19%, respectively, for the three months ended September 28, 2024 over the year ago period, and 8% and 3%, respectively, compared to the previous quarter. In Europe, the CEMA Business Barometer reported in September 2024 that the general business climate index for the European agricultural machinery industry has improved slightly but business continues to be at a very low level compared to prior years. The CEMA Barometer report also indicated that incoming orders both within and outside of Europe remain below prior year levels and there are no European markets with positive confidence levels. The CECE (Committee for European Construction Equipment) September report noted that the sales and order trends in Europe continue to be depressed and that a near term pessimistic outlook remains. The general economic climate was the number one reported factor limiting sales.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports third quarter 2024 output of semiconductors and other electronics components increased from the second quarter 2024, the second sequential quarterly increase, and remain higher than sales levels seen in recent years in comparable periods. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments were down 24.1% in September, up 35% in August and down 21% in July compared with the same months last year. PCB bookings in 2024 have been flat to down compared to the prior year in seven of the nine months, with September being down 4%, August being up 44% and July being down 25%. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments were up 10.3% in September, down 4% in August and up 2% in July compared to the prior year. EMS bookings were up 20% in September, up 16% in August and flat in July year over year. IPC also indicated that the electronics sector demand index fell 7.3% in September and sentiment among electronics manufacturers declined with cost concerns and demand weaknesses cited as primary reasons.

Executive Officer Transition

In July 2024, the Board of Directors (the “Board”) terminated the former President and Chief Executive Officer, Josef Matosevic. The Board has initiated a comprehensive search process to identify a permanent successor. The process will include internal and external candidates. Sean Bagan has been appointed to serve as Interim President and Chief Executive Officer in addition to his role as Chief Financial Officer, and Philippe Lemaitre as Executive Chairman in addition to his role as Chairman. Both will continue in these roles and we do not expect any material disruption to the ongoing operations while the search is underway.

2024 Third Quarter Results and Comparison of the Three Months Ended September 28, 2024, and September 30, 2023

(In millions, except per share data)

The following is a discussion of our third quarter of 2024 results of operations and liquidity and capital resources. Comparisons are with the corresponding reporting period of 2023, unless otherwise noted.

The following table presents our consolidated results of operations:

	Three Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales	$194.5	$201.4	$(6.9)	(3.4)%
Gross profit	$60.5	$59.7	$0.8	1.3%
Gross profit %	31.1%	29.6%
Operating income	$22.2	$13.8	$8.4	60.9%
Operating income %	11.4%	6.9%
Net income	$11.4	$3.5	$7.9	225.7%
Diluted net income per share	$0.34	$0.11	$0.23	209.1%

	Nine Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales	$626.4	$642.2	$(15.8)	(2.5)%
Gross profit	$198.3	$206.5	$(8.2)	(4.0)%
Gross profit %	31.7%	32.2%
Operating income	$68.5	$68.0	$0.5	0.7%
Operating income %	10.9%	10.6%
Net income	$34.2	$34.1	$0.1	0.3%
Diluted net income per share	$1.03	$1.04	$(0.01)	(1.0)%

Third quarter consolidated net sales declined $6.9, 3.4%, below the prior-year third quarter. There was no impact from acquisitions in the third quarter. Sales declined in each segment due to lower demand in end markets, predominantly the agriculture end market, partially offset by growth in the health and wellness end market. Changes in foreign currency exchange rates had a favorable impact to our third quarter sales of $0.6, 0.3%.

Consolidated net sales for the year-to-date period were lower by $15.8, 2.5%. Organic sales declined $20.8, 3.2%, which was offset partially by sales from acquisitions totaling $5.0. Changes in foreign currency exchange rates had an unfavorable impact to our year-to-date sales of $0.6, 0.1%.

Supply chain and pricing did not have a material impact on our consolidated sales in the third quarter and year-to-date periods compared to the prior year periods. Although inflation continues to run above the federal reserve target rate of 2.0%, we did see a more stable pricing environment compared with the prior year period.

Sales were negatively impacted by reduced demand for products in our agriculture, mobile, industrial and recreational end markets, offset partially by an increase to the health and wellness end market. Sales were up in the APAC region and down in the Americas and EMEA regions during the third quarter and year-to-date periods compared to the prior year.

Third quarter gross profit increased $0.8, 1.3%, above the prior year third quarter as the impact of lower volume was offset by lower material costs, reductions in variable overhead and favorable foreign currency impacts of $0.2. Gross margin increased by 150 basis points as the impact of lower fixed costs leverage on lower volume and a higher mix of revenue in lower margin products were offset by improvements in material costs and variable overhead.

Year-to-date gross profit decreased $8.2, 4.0%, from lower volume, higher labor costs and unfavorable foreign currency impacts of $0.1, partially offset by contributions from acquisitions. Gross margin declined 50 basis points, primarily due to lower fixed costs leverage on lower volume, a higher mix of revenue in lower margin products and higher labor costs, partially offset by improvements in pricing and material costs.

Third quarter operating income as a percentage of sales increased 450 basis points to 11.4%. The increase is due to the gross margin level changes and lower SEA expenses as a percentage of revenue, primarily from lower payroll and benefit costs, compared with the prior year period, including a $5.5 reversal of unvested stock compensation in connection with the officer transition in July 2024.

Year-to-date operating income as a percentage of sales increased 30 bps to 10.9%. The improvement is due to lower SEA expenses as a percentage of revenue, primarily from lower payroll and benefit costs, including the reversal of unvested stock compensation in connection with the officer transition in July 2024, partially offset by the gross margin decrease.

Net interest expense increased by $0.3 to $9.0 in the third quarter of 2024. The prior year period interest expense benefited $1.8 from a recognized gain on an interest rate swap agreement. Excluding the impact of the interest rate swap agreement, net interest expense was lower by $1.5M due to carrying a lower debt balance throughout the period and lower interest rates. Average net debt decreased to $447.2 during the third quarter of 2024 compared with $510.8 during the third quarter of 2023. The reduction in average net debt is due to the paying down of debt incurred from the prior year acquisitions. Year-to-date net interest expense totaled $25.7, an increase of $3.1 year over year, due to carrying higher debt throughout the period and the write-off of $0.5 unamortized debt issuance costs as part of our debt refinancing in Q2. Average net debt for the year-to-date period increased to $464.6 compared with $455.9 during the prior-year period. The increase in the year-to-date average net debt balance is due to carrying a higher debt balance throughout the period as a result of borrowings related to the Schultes and i3 acquisitions during the first half of 2023.

The provision for income taxes for the third quarter of 2024 was 14.2% of pretax income compared to 30.5% for the prior-year third quarter. The year-to-date provision was 20.3% and 23.8% of pretax income for 2024 and 2023, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products. The change in the comparable prior-year quarter and year-to-date is primarily due to an overall increase in discrete tax benefits driven by the officer transition in July 2024.

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

The company continues to evaluate the impact of Pillar Two and application of safe harbors. The company does not expect it to have a material impact in 2024 to its effective tax rate.

SEGMENT RESULTS

Hydraulics

The following table presents the results of operations for the Hydraulics segment:

	Three Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales	$129.4	$132.0	$(2.6)	(2.0)%
Gross profit	$40.9	$41.1	$(0.2)	(0.5)%
Gross profit %	31.6%	31.1%
Operating income	$24.2	$18.4	$5.8	31.5%
Operating income %	18.7%	13.9%

	Nine Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales	$417.5	$432.1	$(14.6)	(3.4)%
Gross profit	$130.3	$140.7	$(10.4)	(7.4)%
Gross profit %	31.2%	32.6%
Operating income	$69.9	$73.3	$(3.4)	(4.6)%
Operating income %	16.7%	17.0%

Third quarter net sales for the Hydraulics segment decreased by $2.6, 2.0%, compared with the prior year third quarter. The decline in sales in the third quarter was primarily driven by softness in the agriculture end market, while industrial and mobile end markets were up compared to the prior year-period. Changes in foreign currency exchange rates had a favorable impact of $0.6, 0.5%.

Year-to-date net sales for the Hydraulics segment decreased by $14.6, 3.4%. We experienced organic net sales decline of $16.5, 3.8%, from the prior year, which was partially offset by acquisition sales totaling $1.9. Sales to the agriculture, industrial and mobile end markets were down compared to the prior year-period. Changes in foreign currency exchange rates had an unfavorable impact of $0.5, 0.1%.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment:

	Three Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change
Americas	$52.1	$55.7	$(3.6)	(6.5)%
EMEA	36.7	38.8	(2.1)	(5.4)%
APAC	40.6	37.5	3.1	8.3%
Total	$129.4	$132.0

	Nine Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change
Americas	$167.4	$174.2	$(6.8)	(3.9)%
EMEA	125.0	139.5	(14.5)	(10.4)%
APAC	125.1	118.4	6.7	5.7%
Total	$417.5	$432.1

Regional sales performance in the third quarter compared to the prior year quarter was driven by:

Americas - sales declined $3.6, 6.5%, primarily from generally softer demand in the region.

EMEA - excluding favorable changes in foreign currency rates of $0.4, sales declined $2.5, 6.4%, primarily driven by softness in the agriculture end market.

APAC - excluding favorable changes in foreign currency rates of $0.2, sales increased $2.9, 7.7%, with increased demand in China, Australia and India.

Regional sales performance in the year-to-date period compared to the prior-year period was driven by:

Americas - sales decreased $8.7, 5.0% excluding $1.9 of acquisition related sales. The decline was driven by reductions in the agriculture, mobile and industrial end markets.

EMEA - excluding favorable changes in foreign currency rates of $0.5, sales were down $15.0, 10.8%, primarily driven by softness in the agriculture end market, with generally all end markets in the region down year over year.

APAC - excluding unfavorable changes in foreign currency rates of $1.0, sales increased $7.7, 6.5%, from stronger demand in China, Australia and India.

Third quarter gross profit declined $0.2, 0.5%, primarily from lower volume while gross margin increased by 50 basis points, primarily from reduced overhead expenses. Changes in foreign currency exchange rates had a favorable impact of $0.2.

Year-to-date gross profit declined $10.4, 7.4%, from lower volume while gross margin declined by 140 basis points, primarily from fixed cost absorption on lower volume and higher labor costs. Changes in foreign currency exchange rates had an unfavorable impact of $0.1.

Operating income as a percentage of sales increased 480 basis points to 18.7% in the third quarter of 2024 due to the gross margin improvement and lower SEA expenses. SEA expenses went down by $6.0, mainly due to lower labor and benefit costs, including a $3.7 reversal of unvested stock compensation in connection with the officer transition in July 2024.

Year-to-date operating income as a percentage of sales decreased 30 basis points to 16.7% as the gross margin decline was partially offset by lower SEA expense as a percent of sales of 110 bps. SEA expenses went down by $7.0, primarily due to lower labor and benefit costs, including the reversal of unvested stock compensation in connection with the officer transition in July 2024.

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

Electronics

The following table presents the results of operations for the Electronics segment:

	Three Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales	$65.1	$69.4	$(4.3)	(6.2)%
Gross profit	$19.6	$18.6	$1.0	5.4%
Gross profit %	30.1%	26.8%
Operating income	$6.8	$4.2	$2.6	61.9%
Operating income %	10.4%	6.1%

	Nine Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change
Net sales	$208.9	$210.1	$(1.2)	(0.6)%
Gross profit	$68.0	$65.8	$2.2	3.3%
Gross profit %	32.6%	31.3%
Operating income	$24.2	$23.8	$0.4	1.7%
Operating income %	11.6%	11.3%

Third quarter net sales for the Electronics segment decreased $4.3, 6.2%, compared with the prior year third quarter. There was no impact from acquisitions in the third quarter. Compared to the prior year period, third quarter sales in the health and wellness end market increased, while sales to the recreational, industrial, and mobile end markets decreased. Changes in foreign currency exchange rates had no impact.

Year-to-date net sales for the Electronics segment decreased $1.2, 0.6%. Organic sales were down $4.3, 2.0%, excluding incremental acquisition sales of $3.1. Strength in the health and wellness end market was offset by declines in the industrial, recreational and mobile end markets. Changes in foreign currency exchange rates had an unfavorable impact of $0.1, 0.0%.

The following table presents net sales based on the geographic region of the sale for the Electronics segment:

	Three Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change
Americas	$50.9	$59.4	$(8.5)	(14.3)%
EMEA	6.5	5.7	0.8	14.0%
APAC	7.7	4.3	3.4	79.1%
Total	$65.1	$69.4

	Nine Months Ended
	September 28, 2024	September 30, 2023	$ Change	% Change
Americas	$166.8	$177.7	$(10.9)	(6.1)%
EMEA	22.0	19.4	2.6	13.4%
APAC	20.1	13.0	7.1	54.6%
Total	$208.9	$210.1

While the health and wellness end market had strong demand in the Americas, market softening in other end markets drove the overall decline in the third quarter and year to date periods in the region. Health and wellness end market drove the growth in EMEA and APAC regions over the comparable periods.

Third quarter gross profit increased $1.0, 5.4% compared to the prior year third quarter, as the lower volume was offset by a decrease in material costs. Gross margin increased by 330 basis points to 30.1% as lower material costs partially offset the impact of a higher mix of revenue in products with a lower margin profile and slightly lower leverage of fixed costs.

Year-to-date gross profit increased $2.2, 3.3%, primarily due to the contribution from acquisition revenues and lower material costs. Gross margin improved over the same period by 130 basis points to 32.6% as lower material costs offset the impact of a higher mix of revenue in products with a lower margin profile. Material costs have trended lower year-to-date compared to the prior year, due to decreased inflationary pressures.

Operating income as a percentage of sales increased 430 basis points to 10.4% in the third quarter of 2024 compared to the prior year period due to the improvement in gross margin and lower SEA expenses. SEA expenses decreased $1.6 primarily due to lower labor and benefit costs, including a $1.8 reversal of unvested stock compensation in connection with the officer transition in July 2024.

Year-to-date operating income as a percentage of sales increased 30 basis points to 11.6% compared to the prior year period. This is primarily due to the gross margin improvement partially offset by SEA expenses increasing by $1.8, in part due to additional costs associated with the 2023 acquisition.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the third quarter of 2024, these costs totaled $8.8 for: amortization of acquisition-related intangible assets of $7.9, $0.1 related to our acquisition and integration activities and $0.8 for officer transition costs. Compared to the third quarter of 2023, these costs remained primarily flat. Year-to-date, corporate and other costs totaled $25.6 for: amortization of acquisition related intangible assets of $23.6, $0.7 related to our acquisition and integration activities and $1.3 for officer transition costs. Compared to the 2023 year-to-date period that included amortization of acquisition related intangible assets of $24.7, $3.4 related to our acquisition and integration activities and $1.0 for officer transition costs.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. We also use borrowings on our credit facilities to fund acquisitions. During the first nine months of 2024, cash provided by operating activities totaled $86.4. At the end of the third quarter, we had $46.7 of available cash and cash equivalents on hand and $325.8 of available credit on our revolving credit facilities. We also have a $400.0 accordion feature available on our credit Third Amended and Restated Credit Agreement, subject to certain pro forma compliance requirements, intended to support potential future acquisitions.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Nine Months Ended
	September 28, 2024	September 30, 2023	$ Change
Net cash provided by operating activities	$86.4	$50.2	$36.2
Net cash used in investing activities	(22.1)	(144.5)	122.4
Net cash (used in) provided by financing activities	(49.4)	85.7	(135.1)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.1	(0.7)
Net increase (decrease) in cash and cash equivalents	$14.3	$(8.5)	$22.8

Cash on hand increased $14.3 in the first three quarters of 2024 to $46.7 as of September 28, 2024. Changes in exchange rates during the nine months ended September 28, 2024, positively impacted cash and cash equivalents $0.6. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Year-to-date cash from operations increased by $36.2 to $86.4. Cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) decreased by $1.9 in the first three quarters of 2024 compared to the same period in 2023. Changes in net operating assets and liabilities improved cash flow by $38.1 in the first three quarters of the period, compared to the prior year period, primarily from favorable differences from the prior year in cash flows from inventories and other current assets, offset by an increase in accounts receivable and accrued expenses and other liabilities. Investments in inventory increased cash by $16.2 and reduced cash by and $14.4 in the first three quarters of 2024 and 2023, respectively. Days of inventory on hand increased to 139 days as of September 28, 2024, compared with 133 days as of September 30, 2023. Changes in accounts receivable reduced cash by $5.5 and $1.5 in the first three quarters of 2024 and 2023, respectively. Days sales outstanding decreased slightly to 57 days as of September 28, 2024, compared with 59 days as of September 30, 2023, as a result of initiatives to improve our collection patterns.

Investing activities

Cash used in investing activities totaled $22.1 in the first three quarters of 2024, compared to $144.5 in the first three quarters of the prior year. The large difference is a result of $114.8 cash paid, net of cash acquired, for acquisitions in the first three quarters of 2023.

Capital expenditures totaled $19.6, 3.1%, of sales for the first three quarters of 2024, a decrease of $5.9 over the prior year comparable period. Capital expenditures for 2024 are forecasted to be approximately 3%-4% of sales, for investments in machinery and equipment for capacity expansion projects, improvements to manufacturing technology and maintaining or replacing existing machine capabilities.

Financing activities

Net cash used in financing activities totaled $49.4 during the first three quarters of 2024, compared with cash provided of $85.7 in the prior year period. In the first three quarters of 2024, repayments, net of borrowings, totaled $42.0. Cash paid for acquisitions in first quarter of 2023 was primarily financed with borrowings on our credit facility; borrowings, net of repayments, totaled $116.7.

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

During the third quarter of 2024, we declared a quarterly cash dividend of $0.09 per share payable on October 21, 2024, to shareholders of record as of October 4, 2024. The declaration and payment of future dividends is subject to the sole discretion of the board of directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the board of directors.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any changes made during the first nine months of 2024, are disclosed in Note 2 to the Consolidated, Unaudited Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our term loans and revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of September 28, 2024, we had $177.9 in borrowings outstanding under the revolving credit facilities, $306.8 in borrowings outstanding under the term loans. Based on our level of variable rate debt outstanding during the quarter ended September 28, 2024, a one percentage point increase or decrease in the average interest rate would have an impact on our annual financing costs over the next twelve months of approximately $5.0. This analysis excludes any effects from interest rate swap contracts as such contracts were terminated on June 25, 2024.

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. Except as described above, there were no material changes during the nine months ended September 28, 2024.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the quarter ended September 28, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

10.1+	Form of Restricted Stock Unit and Stock Option Agreement for officers and employees (filed herewith).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, has been formatted in Inline XBRL.

+ Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2024	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Sean Bagan
Sean Bagan
Interim President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)