Form 10-K
period 2024-12-28
HELIOS TECHNOLOGIES, INC.
filed 2025-02-25
CIK 1024795

5.un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

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

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,574,331,276.

The Registrant had 33,296,057 shares of common stock, par value $.001, outstanding as of February 14, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be held June 5, 2025, which is expected to be filed with the Securities and Exchange Commission on or about April 23, 2025, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Helios Technologies, Inc.

INDEX

For the year ended

December 28, 2024

PART I

ITEM 1. BUSINESS

Our Business

Overview and Strategy

Helios Technologies, Inc. (“Helios,” the “Company,” “we,” “us” or “our”), and its wholly owned subsidiaries, is a global leader in highly engineered motion control and electronic controls technology for diverse end markets, including construction, material handling, agriculture, industrial, mobile, energy, recreational vehicles, marine, aerospace, and health and wellness.

We operate under two business segments: Hydraulics and Electronics. The Hydraulics segment designs and manufactures hydraulic motion control and fluid conveyance technology products, including cartridge valves, manifolds and quick release couplings as well as engineers complete hydraulic system solutions and in some cases complete systems. The Electronics segment designs and manufactures customized electronic controls systems, displays, wire harnesses, and software solutions for a variety of end markets.

We are a global operating company and the framework of the Helios Business System, (“HBS”) (pictured below), is at the heart of all we do. With our global operating network we work to leverage sales, marketing, innovation, customer relationships and operational excellence across all our businesses. We are committed to leveraging our resources to best serve our customers and explore new opportunities.

Our trusted global brands deliver technology solutions that ensure safety, reliability, connectivity and controls. The outer ring of the HBS is our mission - the four key mission pillars we believe will deliver growth, diversification and market leading financial performance as we develop into a more sophisticated, globally oriented, customer-centric and learning-based organization. These are:

1.
Protect the business through customer centricity while driving cash generation through the launch of new products and leveraging existing products;
2.
Think and act globally to better leverage our assets, accelerate innovation and diversify end markets by driving intra- and inter-company initiatives and by building in the region for the region;
3.
Diversify our markets and sources of revenue to create greater opportunities for growth while reducing risk and cyclicality, which will enable us to swarm commercial opportunities that leverage the value of our products and technologies in new markets such as defense and commercial food service; and
4.
Develop our talent, our most critical resource, through a culture of customer centricity encompassing the embracement of inclusion, engagement of the team, focus on shared, deeply rooted values and promotion of a learning organization.

With the current initiatives to pay down debt and to invest in organic sales and operational efficiencies, we are positioning the business to explore future acquisition opportunities as a way to supplement our organic growth with niche technologies and strong profitability. In addition to looking for strong management teams and good cultural fit, the objective of our acquisition strategy is to enhance Helios by:

•
Growing our current product portfolio or adding new technologies and capabilities that complement our current offerings;
•
Expanding our geographic presence;
•
Bringing new customers or markets;
•
Meeting growth and profitability goals; and
•
Leveraging operational synergies and earnings accretion.

To support the execution of our acquisition strategy, our financial focus is oriented around delivering industry leading operating margins, a strong balance sheet and sufficient financial flexibility to support organic and acquisitive growth while maintaining our longstanding history of over twenty-seven years of dividend payments.

We align our internal key performance indicators with our strategy to ensure our short-term actions will deliver long-term expectations.

Our culture of innovation is at the core of our business. We have over 230 engineers in support of product innovation, as well as technical support and customer service. We believe our product innovation will aid organic growth and fill the expected demand resulting from the megatrends of automation, digitalization, regionalization and supply chain security, productivity and technology advancements. All growth initiatives are intended to preserve Helios’ history of superior profitability and financial strength.

Acquisitions

Over the last three years under our strategy, we have added to our portfolio of niche technologies through acquisitions:

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
•
In September 2022, we completed the acquisition of Daman Products Company, headquartered in Mishawaka, Indiana. Daman is a leading designer and manufacturer of standard and custom precision hydraulic manifolds and other fluid conveyance products for its customer base, predominantly in North America. The acquisition of Daman expands the Company's technologies and markets and provides an opportunity to produce integrated package offerings with multiple Helios brands. In 2022, we announced that through an expansion of the Daman campus in Mishawaka, Indiana, Helios would form the Hydraulic Manifold Solutions Center of Excellence for North America. This facility became fully operational in the fourth quarter of 2023 and houses the manifold machining and integrated package assembly operations from Sun Hydraulics and the integrated package business from Faster. It also expands Daman’s capacity for core organic growth.
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
•
In May 2023, we completed the acquisition of i3 Product Development (“i3”). i3 is a custom engineering services firm, with engineers specializing in electronics, mechanical, industrial, embedded and software engineering. i3 specializes in working to transform customers' ideas into industrial design solutions through rapid prototyping and creating 3D models in-house. Their solutions are used across many sectors, including medical, off-highway, recreational and commercial marine, power sports, health and wellness, agriculture, consumer goods, industrial, sports and fitness.

In 2024, the Company continued to explore and evaluate potential acquisitions, but no acquisitions were executed.

Business Segments

Our Hydraulics segment includes products sold under the Sun Hydraulics, Faster, Custom Fluidpower, Seungwon, NEM, Taimi, Daman and Schultes brands. The Electronics segment includes products sold under the Enovation Controls, Murphy, Zero Off, HCT, Balboa Water Group and Joyonway brands. Financial information about our business segments is presented in Note 16 of the Notes to the Consolidated Financial Statements.

Hydraulics

We have evolved how we classify the key technologies within our Hydraulics segment into two categories based on Hydraulic system architecture: motion control technology (“MCT”) and fluid conveyance technology (“FCT”). MCT includes components used to control the flow and pressure of fluids in a system. FCT includes components used to convey fluids and fluid power through a system and are designed to grant maximum flexibility of design and reliability. MCT includes our Sun Hydraulics cartridge valve technology where we pioneered a fundamentally different design platform employing a floating nose construction that results in a self-alignment characteristic. This design provides better performance and reliability advantages compared with most competitors’ product offerings. MCT also includes a range of common cavity solutions with our Sun, Seungwon and NEM brands as well as parts in body ("PiB") solutions from NEM.

Our cartridge valves are offered in several size ranges and include both electrically actuated and hydro-mechanical products. They are designed to be able to operate reliably at higher pressures than most competitors, making them equally suitable for both industrial and mobile applications.

Hydraulic systems are increasingly taking signals from on-board electronic control systems, making it necessary for hydraulic products to be capable of digital communication. In response to this, we have aggressively expanded our MCT offering of electrically actuated cartridge valves and have significant technology in PiB and directional control valves with NEM.

Additionally, our MCT ecoline™ family is a collection of products focused on increasing the energy efficiency of hydraulic systems. Also, an aggressive segment of new product development that focuses on disruptive technology is yielding results with the announcement of the ENERGEN™ product. ENERGEN™ is the first hydraulic cartridge valve with the capability to convert hydraulic flow into electrical power.

Our FCT products transfer hydraulic fluid from one point to another. FCT includes our quick release couplings products, which allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensures high-performance under high temperature and pressure using one or multiple couplers. Quick connection of multiple hydraulic lines can be accomplished through the use of our casting solution or our signature MultiFaster® product line. In particular, the simultaneous connection of several lines granted by our Multifaster® is an important feature in many applications and allows for dramatic reduction of connection time, even when the system is under pressure, and completely removes the risk of incorrect connections and related hazards for the equipment and the operators. We design, engineer and distribute hydraulic coupling solutions primarily in the agriculture, construction equipment and industrial markets. In 2021, our FCT subsidiary, Faster S.r.l, was selected as a recipient of the John Deere Supplier Innovation Award for 2020, for its multi-connection couplings with integrated valve system. The award was presented to a select group of Suppliers who demonstrated innovation in a product or service they provide to John Deere. Award selections are based on four factors: creativity, feasibility, collaboration and bottom-line impact. In synergy with our Sun Hydraulics business, our engineering teams have combined the advantages and features of MultiFaster® and electro-hydraulic cartridge valves into an integrated manifold, reducing complexity and increasing reliability of the hydraulic circuit as a result. In 2022, Faster won the Systems and Components Trophy – Engineers Choice from DLG (the German Agricultural Society) for its innovative Faster ABC electronic hydraulic hose coupling. DLG recognizes components or systems with novel or significantly improved concepts that can make a significant contribution to the development and production of agricultural machinery and other off-highway machinery.

Our strategic acquisitions have expanded our addressable markets by providing additional know-how and intellectual property, which grant us access into industrial multi-connections, mostly automatically actuated, in fields like steel mills, automotive engine test beds, aeronautics and plastic injection. These multi-connections are typically custom designed for a particular application and handle not just hydraulic but also various process fluids and electrical signals of low, medium and high voltage. In addition, the Taimi acquisition was a bolt-on technology that we believe fits well with our coupling offerings. Taimi developed a hose line accessory with innovative technology granting superior life and performance, not just for the swivel itself but effectively expanding the hose life by up to ten times in heavy duty applications where hose bending and torsion under severe pressure conditions are normal. This expanded our market reach into mining, forestry equipment and high-end sailing solutions.

Many of the current Faster, Taimi, Sun Hydraulics and NEM brand products can be easily combined to form an integrated hydraulic circuit, or system solution, of high technological content.

These circuits and systems provide engineered solutions that combine manifolds, MCT and FCT technology and allow users enhanced control of existing equipment, providing a competitive advantage and opportunities for higher margin. The systems we design and manufacture:

•
may include electro-hydraulic, remote control, electronic control, hydraulic machine control and human-machine interface displays;
•
are highly efficient;
•
increase and optimize productivity;
•
introduce safer operating procedures;
•
are smaller in size than competitive products;
•
allow for automation of existing equipment;
•
allow for ease of maintenance; and
•
reduce energy costs.

Electronics

We are an international leader in custom-tailored solutions for many industrial and commercial applications, including engines, engine-driven equipment and specialty vehicles with a broad range of rugged and reliable instruments such as displays, controls and instrumentation products through our Enovation Controls, Zero Off, Murphy and HCT brands. With the Balboa Water Group and Joyonway brands, we are also a global industry leader in the health and wellness market providing comprehensive electronic control systems with proprietary and patented technology for therapy bath, cold plunges, traditional hot tubs and swim spas.

As an innovative manufacturer of electronic controls and displays, we serve a variety of markets including off-highway, recreational marine, powersports and specialty vehicles, agriculture, water pumping, power generation, engine-driven industrial equipment, and health and wellness. We partner directly with OEMs ("Original Equipment Manufacturer") and support a worldwide network of authorized distributors and systems integrators. We make significant investments to garner an intense understanding of unique applications to solve complex system challenges.

Our focus is on creating customized systems that solve complex problems for niche mid-market volume customers. This allows us to target customers or industries that see value in this level of integration, and as a result, our product list contains a wide variety of OEM applications. Product categories include traditional mechanical and electronic gauge instrumentation, plug and go CAN-based instruments, robust environmentally sealed controllers, hydraulic controllers, pumps and water flow systems, engineered panels, process monitoring instrumentation, printed circuit board assembly and wiring harnesses. Our technologies can be used in both mobile, DC power applications, as well as fixed, AC power applications, enabling us to provide products and services across a broad base of applications.

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

Our panel solutions offer customized design and simple, turnkey solutions and our Custom Hardware Solutions team has engineers dedicated to applications, wire harnesses, panels and software development. Engineers focus entirely on custom and standard solutions built to desired specifications. Our services for design and development include on-site installation and testing to ensure the solution works with the application out of the box.

Technology and Innovation

We are an innovative products and technology focused company. Our talented engineering teams within our Hydraulics and Electronics Segments and our central engineering teams work cross-functionally and seamlessly to develop innovative, industry leading products that address our customers' needs while also addressing the trend toward electrification of machines and full electro-hydraulic system solutions. While the core technology of our products has been critical to our Company’s historical success and will remain important in the future, we see significant opportunities to develop innovative technology encompassing both the Hydraulics and Electronics segments to create new products to address future market trends and further diversify our end markets.

Manufacturing

Strategy

As we have been further integrating our operating companies, we have developed a more harmonious operations strategy across the companies in our Electronics and Hydraulics segments. This strategy leverages the breadth of our global footprint and depth of our manufacturing capabilities.

In support of our mission to “Think and Act Globally”, we are driving “in the region, for the region” manufacturing to better align supply chain and manufacturing value streams with customers geographically to shorten lead times, reduce inventory, optimize costs, and mitigate global supply risks. Established manufacturing centers provide scale in North America, and we continue to optimize centers in both Asia and Europe to gain efficiencies and meet global demand over time. Manufacturing locations in the U.S., Canada, Mexico, Italy, Germany, South Korea, China and India provide a range of manufacturing options.

Our factory and supplier management is grounded in a people first approach that leverages the talents of our diverse global operations team. All global sites operate to high standards of stewardship and social responsibility. Structured programs ensure our supply chains comply with Conflict Minerals standards.

Hydraulics

Our Hydraulics operations footprint leverages manufacturing centers in North America, Europe, and Asia. Established supplier relationships and manufacturing capabilities in precision machining, finishing, heat treatment and test allow us to deliver best in class quality and market leading hydraulic control solutions.

We leverage Lean Six Sigma best practices and automation to continually improve the safety, quality, and productivity of our operating processes.

Electronics

We offer a wide range of advanced electronics manufacturing capabilities that deliver integrated electronic control solutions to diverse end markets. Manufacturing value streams incorporate high speed surface mount technology, production lines with 3D solder paste inspection, 3D automated optical inspection and x-ray inspection to ensure quality and process control. Multipoint functional testing is conducted to ensure quality control of assembled products. Products are serialized and test data is captured against serial numbers and stored in a manufacturing execution system database for product traceability.

Sales and Marketing

In 2024, no single customer made up more than 5% of consolidated net sales across the Company.

Strategy

One of the key drivers of future growth for both the Electronics and Hydraulics segments is our system solution approach that leverages electronic and hydraulic solutions from our trusted brands. While always protecting our existing business, we will provide strategic OEM partners with “system solutions” that ensure the safety, reliability, connectivity and control of their applications.

Our two segments are comprised of approximately 125 direct sales and application specialists serving our customers’ needs. We will continue to use this long successful approach while supplementing our strategy by pursuing system solutions at key global OEM’s to drive growth.

Hydraulics

In 2024, 67% of Helios’ sales were derived from the Hydraulics segment. Our 2024 Hydraulics segment sales were distributed fairly evenly among our three major geographic regions with 41% to the Americas, 29% to Europe, the Middle East and Africa (“EMEA”) and 30% to Asia Pacific (“APAC”).

We market and sell hydraulic products and engineered solutions through value-added distributors and directly to OEMs. Our global channel partner network includes representation in many industrialized markets, and approximately 49% of segment sales are attributed to our channel partners who generally combine our products with other hydraulic components to design a complete hydraulic system. Sales direct to OEMs for integration in their machines make up the remaining 51%. We rely heavily on our distribution network in the U.S., while in the EMEA and APAC regions, sales are split more evenly between OEMs and distributors. Technical support is provided by local sales and application experts based in each region.

Electronics

Electronic products are sold globally to OEM customers, distributors and system integrators. OEM sales constituted 78% of total Electronics segment sales in 2024. Building strong, lasting partnerships with OEMs is a priority. We rely on direct customer contacts to stimulate demand for our products. We work closely with our OEM customers to design and deliver innovative and reliable products for specific applications. Our hardware and software products are designed and modified with the customer utilizing our extensive application knowledge to create unique system level products that cannot be easily replaced by simply switching out components. Customer service support and an in-house technical service department is available before, during and after the initial sale to create sustainable partnerships with our customers. Current OEM customers continue to specify our products in new projects based on the high level of engagement, quality products and delivery performance.

Our OEM sales team collaborates with large OEMs, whereas the distributor sales team works with an expanding number of distributors of varying sizes. Over the last few years, we restructured our sales teams to create a more dedicated focus on distributor sales. Overall, approximately 22% of 2024 segment sales were derived from independent authorized distributor channel partners.

We continue to execute on our strategic initiative to further diversify our channels to market and end markets served. In addition to acquisitions such as Balboa Water Group and Joyonway, this effort includes the development of new partners globally. These efforts assist in our ability to diversify our global customer base, allowing us to grow more quickly, diversify the end-markets we serve and expand our customer base.

Our new product initiatives in the Electronics Segment are focused on general market products that will require less customization by our engineering teams and provide a quicker sales cycle, making it easier for the products to be utilized in multiple new end markets and OEM applications.

Geographically, our 2024 Electronics segment sales were 80% in the Americas, 10% in EMEA and 10% in APAC. There is a well-defined initiative to grow sales in EMEA and APAC as part of our growth strategy. Additionally, we utilize customer relationships from the Hydraulics segment to create pull through of electronic products, and joint product development has created additional sales opportunities for both segments. The system solutions approach will further drive pull through between the segments.

Competition

Hydraulics

Competitors in the hydraulics market are broken down into three categories: full-line hydraulic systems producers, component-only producers of MCT or FCT products and low-cost producers. Most competitors market globally. Full-line producers, such as Parker Hannifin, Danfoss/Eaton and Bosch Rexroth/HydraForce, can provide complete hydraulic systems to their customers, including components functionally like those manufactured in our Hydraulics segment. Component-only producers are entities that offer only MCT or FCT products, while additional parts of the hydraulics system are obtained from other manufacturers. These include Delta Power Company, Stucchi and CEJN. Low-cost producers, such as Winner and Valvole Italia, are competitors who have emerged in low-cost production regions that will typically attempt to copy our products and like products designed by competitors. Low-cost producers generally have a limited product range compared with full line or cartridge valve and quick release coupling only producers, which restricts their ability to be competitive.

We believe that we compete based upon the quality, reliability, value, speed of delivery and technological characteristics of our products and services.

Electronics

Competition within the electronics market is very broad with competitors ranging from large multinational companies with full electronics offerings such as Continental, Garmin, and Bosch, to small niche companies that specialize in one product type. Enovation Controls is a niche player in the displays, controllers, gauges and instrumentation panel markets. Balboa Water Group is a niche player providing single source control and water flow systems in the health and wellness industry.

The market for products designed and manufactured by Enovation Controls is relatively fragmented with approximately the top five companies comprising the majority of the market, mostly servicing the automotive space. Enovation Controls differentiates itself through product quality and ruggedness, customization ability and service with a focus on mid-sized niche markets that are not well served by the large competitors. Our engagement and speed to market set us apart from larger competitors.

Balboa Water Group, including Joyonway, is the largest supplier of integrated end-to-end solutions for the therapy and wellness spa and bath market and is the only supplier capable of providing the full spectrum of components, from controls and displays to pumps and jets. By providing integrated architecture of hardware and software that is customized to match OEM product specifications, Balboa Water Group creates a value proposition making it difficult to easily switch suppliers.

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

At the end of our 2024 fiscal year, we employed over 2,500 colleagues worldwide. Approximately 54% of our employees are located in the Americas region, 26% in the EMEA region and 20% in APAC. In addition, we have a committed service agreement with a third party that currently supports nearly 525 jobs in Mexico and serves as an integral part of our supply chain. This agreement provides operational flexibility, allowing us to adjust staffing based on market demand. Beyond our core workforce, we also engage consultants, independent contractors, and temporary workers to supplement our capabilities as needed.

Helios is committed to fostering an inclusive and respectful work environment. Our employees adhere to our Shared Values and Code of Business Conduct and Ethics, ensuring mutual respect, dignity, and a workplace free from discrimination or harassment. We actively promote initiatives throughout our organizational culture to ensure equal opportunities for all. Leadership and employees alike are dedicated to truth, transparency, and collaboration, extending these principles to our global communities and workforce.

Our people strategy is designed to enhance employee engagement, develop talent, and leverage technology to attract and retain a skilled workforce. To support these goals, we have implemented impactful training programs designed to foster a shared framework and common language for collaboration across our global teams. Furthermore, the recent launch of our Leadership Academy marks a significant investment in developing future leaders across the globe. This six-month program integrates in-person and virtual training to build leadership skills, encourage collaboration, and empower participants to drive team growth and development. This initiative is the first of many planned leadership programs aligned with our long-term objectives.

Employee safety and well-being remain paramount. All Helios entities adhere to stringent environmental, health, and safety policies designed to protect both our workforce and the public. Many of our facilities feature onsite medical clinics for employees and their families, complemented by health and wellness programs that emphasize preventive care. In addition, our confidential Employee Assistance Program provides professional counseling and support for employees and their families.

In Italy, approximately 540 of our employees are represented by a union. We maintain constructive and productive relationships with union leaders, engaging in regular dialogue to ensure alignment and address workforce needs. To the best of our knowledge, there are no pending or threatened labor disputes, strikes, or work stoppages affecting the Company.

Helios remains committed to building a future-ready workforce. We continue to invest in talent development, foster inclusivity, and uphold the highest standards of employee safety and engagement. These efforts are essential to sustaining our growth, driving innovation, and delivering long-term value to our stakeholders.

Patents and Trademarks

In addition to trade secrets, unpatented know-how and other intellectual property rights, we own approximately 300 active patents and trademarks relating to certain of our products and businesses. We believe that the growth of our business is dependent upon the quality and functional performance of our products and our relationship with the marketplace, rather than on any single patent, trademark, copyright or other item of intellectual property or group of patents, trademarks or copyrights. However, our patents are important in the defense of our intellectual property from competitors who exploit product development that is not otherwise legally protected by its creator. While our patents, trademarks, copyrights and other items of intellectual property are important to us, the loss of any one item of intellectual property would not materially affect our business, taken as a whole.

Governmental Regulations

We are subject to a variety of federal, state and local laws and regulations, including in foreign jurisdictions, relating to our business practices, labor and employment, construction, land use and taxation, among others. These laws and regulations are complex, change frequently and have become more stringent over time. Compliance with government regulations, including environmental regulations, has not had a material effect on our capital expenditures, earnings or competitive position, and based on current information and the applicable laws and regulations currently in effect, is not expected to. However, laws and regulations that impose significant operational restrictions and compliance requirements upon our company can be changed, accelerated or adopted, which could negatively impact our operating results. See Item 1A - Risk Factors.

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

Export Controls and Trade Policies

We are subject to numerous domestic and foreign regulations relating to our operations worldwide. In particular, we are subject to trade and import and export regulations in multiple jurisdictions, including sanctions administered by the Office of Foreign Asset Controls of the U.S. Treasury Department ("OFAC"). Our businesses may also be impacted by additional domestic or foreign trade regulations ensuring fair trade practices, including trade restrictions, tariffs and sanctions, including the recently announced and potentially contemplated tariffs by the new U.S. presidential administration.

Environmental Regulations

Our operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges, waste management and workplace safety. We use, generate and dispose of hazardous substances and waste in our operations and could be subject to material liabilities relating to the investigation and clean-up of contaminated properties and related claims. We are required to conform our operations and properties to these laws and adapt to regulatory requirements in countries in which we operate as these requirements change. In connection with our acquisitions, we may assume significant environmental liabilities, some of which we may not be aware of, or may not be quantifiable, at the time of acquisition. In addition, new laws and regulations, the discovery of previously unknown contamination or the imposition of new requirements could increase our costs or subject us to new or increased liabilities.

Occupational Health and Safety Regulations

The Company's operations are subject to extensive and stringent governmental regulations including regulations related to the Occupational Safety and Health Act (“OSHA”) and similar safety and health regulations promulgated in other countries. The Company's employees in its manufacturing facilities operate complicated machinery that may cause substantial injury or death upon malfunction or improper operation. The Company's manufacturing locations are subject to the workplace safety rules and regulations of OSHA, local safety and health laws, and similar regulations promulgated in other countries. The Company believes that it is in compliance with the requirements of these laws. However, in the event that the Company is unable to comply with OSHA or other environmental requirements, the Company could be subject to substantial sanctions, including restrictions on its business operations, monetary liability and criminal sanctions, any of which could have a material adverse effect upon the Company's business.

Sustainability

Corporate responsibility and sustainability are reflected in the Company’s business strategy. The Board of Directors has oversight over, and recently reviewed, the Company’s principles of corporate and social responsibility. The Company is committed to reducing emissions, recycling and minimizing its environmental footprint and has implemented several strategies to achieve these goals. The Company is also fully committed to the safety of its employees and the safety of those who use its products. The Board and its committees will continue to assist the Company in its oversight of corporate social responsibilities, significant public policy issues, health and safety and environmental related trends.

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) our ability to respond to global economic trends and changes in customer demand domestically and internationally, including as a result of standardization and the cyclical nature of our business, which can adversely affect the demand for capital goods, (ii) supply chain disruption and the potential inability to procure goods; (iii) conditions in the capital markets, including the interest rate environment and the continued availability of capital on terms acceptable to us, or at all; (iv) global and regional economic and political conditions, including inflation (or hyperinflation), exchange rates, changes in the cost or availability of energy, transportation, the availability of other necessary supplies and services and recession; (v) changes in the competitive marketplace that could affect our revenue and/or cost basis, such as increased competition, lack of qualified engineering, marketing, management or other personnel and increased labor and raw materials costs; (vi) risks related to heath epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and cash flows; (vii) risks related to our international operations, including the potential impact from ongoing geopolitical conflicts in Ukraine and the Middle East; (viii) risks related to our recent and ongoing management transitions; (ix) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; (x) stakeholders', including regulators', views regarding our environmental, social and governance goals and initiatives, and the impact of factors outside of our control on such goals and initiatives; and (xi) the risk factors identified below together with other risks and uncertainties described elsewhere in this Annual Report and described from time to time in our future reports filed with the SEC.

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

Pricing and availability of finished goods, raw materials, energy, transportation and other necessary supplies and services for use in our businesses can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, natural disasters, labor costs, production levels, competition, consumer demand, import duties and tariffs, currency exchange rates, international treaties and changes in laws, regulations and related interpretations and global political instability (such as related to the ongoing conflicts in Ukraine and in the Middle East).

Specifically, our operations and transactions depend upon favorable trade relations between the U.S. and those foreign countries in which our customers and suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business or sell products, such as a change in the current tariff structures, export compliance laws, government subsidies or other trade policies, may adversely affect our ability to economically source materials, sell our products, or do business in foreign markets. Trade restrictions, including withdrawal from or modification of existing trade agreements, negotiation of new trade agreements and imposition of new (and retaliatory) tariffs, including the recently announced and potentially contemplated tariffs by the new U.S. presidential administration, against certain countries or covering certain products, including developments in U.S.-China trade relations, could increase our costs, limit our ability to capitalize on current and future growth opportunities in international markets and impair our ability to expand the business. These trade restrictions, and changes in, or uncertainty surrounding, global trade policies may affect our competitive position. Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not succeed in developing and implementing policies and strategies to counter the foregoing factors effectively in each location where we do business and the foregoing factors may cause a reduction in our sales, profitability or cash flows or cause an increase in our liabilities.

Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act and U.K. Anti-Bribery Act or other applicable anti-corruption legislation, could result in fines, criminal penalties and an adverse effect on our business. We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including anti-corruption laws, due to our global operations. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies, their agents, consultants and other business partners from making improper payments to government officials or other persons (i.e., commercial bribery) for the purpose of obtaining or retaining business or other improper advantage. The laws also impose recordkeeping and internal control provisions on companies such as ours. We operate and/or conduct business, and any acquisition target may operate and/or conduct business, in some parts of the world, such as China and India, that are recognized as having governmental and commercial corruption. In such countries, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot provide assurance that our or any acquisition target’s internal control policies and procedures have protected us, or will protect us, from unlawful conduct of our employees, agents, consultants and other business partners. In the event that we believe or have reason to believe that violations of anti-corruption laws may have occurred, we may be required to investigate and/or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violation may result in substantial civil and/or criminal fines, disgorgement of profits, sanctions and penalties, debarment from future work with governments, curtailment of operations in certain jurisdictions and imprisonment of the individuals involved. As a result, any such violations may materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of these impacts could have a material adverse effect on our business, results of operations or financial condition.

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

Risks Relating to Our Business: Environmental, Health & Safety

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows. We face various risks related to health epidemics, pandemics and similar outbreaks. The spreading of any one such health outbreaks may lead to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the any health epidemic, pandemic or similar outbreak, our operations would likely be impacted. We may be unable to perform fully on our contracts, and our costs may increase as a result of such health outbreaks. These cost increases may not be fully recoverable or adequately covered by insurance.

It is possible that the spreading of any health epidemic, pandemic or similar outbreak could also cause further disruption in our supply chain; cause delay, or limit the ability of customers to perform, including in making timely payments to us; impact investment performance; and cause other unpredictable events. The nature and severity of health outbreak conditions are uncertain and adverse impacts and/or the degree of the nature and severity of such conditions may vary dramatically by geography and by business. As a result, the actions we take in response to any such conditions may also vary widely by geography and by business and will likely be made with incomplete information, and may prove to be premature, incorrect or insufficient and could have a material adverse impact on our business and results of operations.

We cannot at this time predict the impact of any health outbreaks and the effect to our workforce and potential material adverse effect on our business, financial position, results of operations and/or cash flows.

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

Competitive actions, such as price reductions, consolidation in the industry, improved delivery, more successful utilization of data and other emerging technologies, like artificial intelligence, and other actions, could adversely affect our revenue and earnings. We could experience a material adverse effect to the extent that our competitors are successful in reducing our customers’ purchases of products and services from us. Competition could also cause us to lower our prices, which could reduce our margins and profitability.

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

We are subject to fluctuations in the prices of parts and raw materials and are dependent on our suppliers of these parts. We are dependent upon suppliers for parts and raw materials used in the manufacture of components that we sell, and some of our raw material costs are subject to commodity market price fluctuations. We may experience an increase in costs for parts or raw materials that we source from our suppliers, or we may experience a shortage of parts or raw materials for various reasons, such as the loss of a significant supplier, high overall demand creating shortages in parts and supplies we use, financial distress, work stoppages, natural disasters, fluctuations in commodity prices or production difficulties that may affect one or more of our suppliers. In particular, current or future global economic uncertainty may affect our key suppliers in terms of their operating cash flow and access to financing. This may, in turn, affect their ability to perform their obligations to us. In addition, quality and sourcing issues that our suppliers may experience can also adversely affect the quality and effectiveness of our products and services and may result in liability or reputational harm to us. Our customers rely on us to provide on-time delivery and have certain rights if our delivery standards are not maintained. A significant increase in our supply costs, including for raw materials that are subject to commodity price fluctuations, or a protracted interruption of supplies for any reason, could result in the delay of one or more of our customer contracts or could damage our reputation and relationships with our customers. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our existing indebtedness could adversely affect our business and growth prospects. As of December 28, 2024, we had total indebtedness of approximately $451 million. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

If our long-lived assets, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to our earnings. We recognize impairments of goodwill when the fair value of any of our reporting units becomes less than its carrying value. Our estimates of fair value are based on assumptions about future cash flows of each reporting unit, discount rates applied to these cash flows and current market estimates of value. Based on the uncertainty of future revenue growth rates and other assumptions used to estimate our reporting units’ fair value, future reductions in our expected cash flows could cause material non-cash impairment charges, which could have a material adverse effect on our results of operations and financial condition. We also have certain long-lived assets and other intangible assets which could be at risk of impairment or may require reserves based upon anticipated future benefits to be derived from such assets. Any change in the valuation of such assets could have a material effect on our profitability. Goodwill makes up 33.1% of total assets as of December 28, 2024. Reference the Critical Accounting Policies and Estimates section for additional considerations.

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

Risks Relating to Our Business: Intellectual Property

The inability to protect our intellectual property could reduce or eliminate any competitive advantage and reduce our sales and profitability, and the cost of protecting our intellectual property may be significant. We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending patent and trademark applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. An inability to obtain registrations in the U.S. or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property rights may require expensive investment in protracted litigation and substantial management time, and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. In the Electronics segment, the patents in our portfolio are scheduled to expire at various dates through 2041. In the Hydraulics segment, the patents in our portfolio are schedule to expire at various dates through 2054.

We may also face difficulties protecting our intellectual property rights in foreign countries. The laws of foreign countries in which our products are sold or manufactured may not protect our intellectual property rights to the same extent as the laws of the U.S. For example, we are attempting to increase our technical capabilities and sales in China, where laws may not afford the same intellectual property protections.

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

Risks Relating to Our Business: Other

We are dependent upon key individuals and skilled personnel. Our success depends, to some extent, upon several key individuals. The loss of the services of one or more of these individuals could have a material adverse effect on our business. We have recently experienced turnover in our senior management. We have promoted employees to fill certain roles and are conducting internal and external searches for other roles. Future operating results depend to a significant degree upon the continued contribution of key management, technical personnel and the skilled labor force. As the Company continues to expand internationally, additional management and other key personnel will be needed. Competition for management and engineering personnel is intense, and other employers may have greater financial and other resources to attract and retain these employees. We conduct our global operations in North America, Europe and Asia Pacific and through a third-party supplier in Mexico. Our continued success is dependent on our ability to attract and retain a skilled labor force at these locations. There are no assurances that we will continue to be successful in attracting and retaining the personnel required to develop, manufacture and market our products and expand our operations.

We are subject to risks relating to international sales. International sales represent a significant proportion of our consolidated sales. Approximately 53% of our net sales were outside of the U.S. in 2024 and approximately 54% in 2023. We will continue to expand the scope of operations outside the U.S., both through direct investment and distribution, and we believe that international sales will continue to account for a substantial portion of net sales in future periods.

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

Increased cybersecurity threats and more sophisticated and targeted computer crime and cybersecurity incidents could pose a risk to our data, systems, networks, products, solutions and services. We are dependent on various information technologies throughout our Company to administer, store and support multiple business activities. Increased global cybersecurity threats and some sophisticated and targeted computer crime, including new potential threats enabled by the emergence of generative artificial intelligence, pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and data. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities through in software including that is software commonly used by companies in cloud-based services and bundled software. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions. In addition, a cybersecurity incident or failure or disruption relating to our information or systems or that of our third-party business partners, or any failure by us or our third-party business partners to effectively address, enforce and maintain our information technology infrastructure and cybersecurity requirements may result in substantial harm to our business strategy, results of operations and financial condition, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity, which in turn could adversely affect our reputation, competitiveness and results of operations.

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

Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm and other adverse effects on the Company's business. Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused, occasionally in conflicting manners, on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments and are impacted by factors that may be outside the Company’s control. In addition, some stakeholders may disagree with the Company’s goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by the Company to achieve its goals, further its initiatives, adhere to its public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.

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

We utilize external standards, such as the Center for Internet Security framework, as a starting point for the design and development of our systems that assess risk and mitigation measures. Helios is committed to achieving compliance with the CIS implementation group level 2 standards. However, this does not mean that we meet any particular technical standards, specifications, or requirements, but rather we use external standards as a guide to help us identify, assess and manage cybersecurity risks and threats relevant to our business. An annual risk assessment is completed and presented to the executive leadership team and the Company’s Board of Directors. We discuss changes to our policies, procedures and processes needed to address gaps identified through the assessment.

We maintain organizational safeguards that include employee training, business continuity planning and cybersecurity insurance. These safeguards are reviewed on an annual basis or more frequently as the business environment warrants and are adjusted as needed to account for changes in the Company and overall risk environment. Cybersecurity training is delivered to employees through a combination of online modules and, where role-specific needs or circumstances warrant, instructor-led classroom sessions. This approach ensures comprehensive training tailored to the requirements of various roles while maintaining flexibility and accessibility.

We incorporate technical safeguards such as Multi-Factor Authentication (“MFA”), principles of Zero Trust and password complexity policies for all accounts to help prevent unauthorized access to our systems and data. Additionally, we utilize XDR (Extended Detection and Response) installed on endpoints, along with our Security Operations Center (“SOC”) to manage real-time endpoint protection monitoring.

We engage in annual corporate-wide internal and external facing penetration tests, employing a battery of hacking tools to map out our assets and to assess vulnerabilities that could be exploited. In addition, we also extend such testing to newly acquired companies and assets as part of the integration process. This penetration testing is performed by a third party and is used to evaluate our current posture towards cybersecurity threats and to make adjustments, as needed, to protect our systems. The results are reviewed with the executive leadership team and the Company’s ESG Committee of the Board of Directors.

We have an Incident Response Policy and related processes that outline steps to be taken in the event of a cybersecurity incident that impacts Helios, our partners and third-party hosted systems. When a cybersecurity incident occurs, the IT team promptly notifies the VP, Information Technology and assesses its potential impact on operations and business continuity. Incidents that pose a potential threat to operations or business continuity are escalated to a cross-functional team comprising the VP, Information Technology, the Chief Financial Officer (CFO), and the General Counsel. This team evaluates the incident's materiality, considering factors such as the nature, scope, and timing of the event, as well as its potential financial and operational. Based on the evaluation, incidents determined to be material are reported to the ESG Committee. This escalation ensures that the Board of Directors is informed of significant cybersecurity events that could impact the company's financial health or operations.

No risks from cybersecurity threats nor any previous cybersecurity incidents have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, but we cannot provide any assurance that they will not be materially affected in the future by such risks or incidents. For a discussion of whether and how any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, see “Risks Relating to Our Business: Other––Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions and services” in Item 1A, Risk Factors.

Corporate Governance

Role of Management

Helios Technologies' Information Technology organization is led by the VP, Information Technology and is responsible for administration of the cybersecurity and information security framework and risk management, including that of the Corporation and its business units, with oversight by the ESG Committee.

Helios’ VP, Information Technology is an active member of InfraGard and has formal education in information technology with over 25-years’ experience in roles involving management of cybersecurity functions, cyber strategy, and leading and collaborating on information systems and related technologies. The VP, Information Technology receives regular updates on cybersecurity developments, results of mitigation efforts and cybersecurity incident response and remediation through monthly Advanced Threat Intelligence briefings and FBI bulletins via Infragard.

Helios information systems organization and its management team are responsible for developing and implementing its cybersecurity policies and is comprised of individuals with either formal education in information technology or cybersecurity or relevant experience working in information technology and cybersecurity. Additionally, leaders in Helios’ information technology function receive periodic training and education on cybersecurity related topics including certifications.

Role of the Helios Board of Directors

The ESG Committee addresses risks related to the global enterprise, including material risks facing the businesses, risks the Company may face in the future, measures that management has employed to address those risks and other information relating to how risk analysis is incorporated into the Company’s corporate strategy and day-to-day business operations. As part of this oversight function, the ESG Committee is responsible for overseeing cybersecurity-related risks. The ESG Committee includes cybersecurity topics in its quarterly updates to the full Board of Directors, which provides further oversight over our cybersecurity-related risks and the Company's strategies to address such risks. Reports to the Board of Directors and ESG Committee include comprehensive updates on the current cybersecurity risk landscape, the status of ongoing mitigation efforts, and emerging incident trends. Additionally, these reports cover updates on third-party risk assessments, progress on cybersecurity initiatives such as technology upgrades, regulatory compliance measures, and employee training programs.

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

Hydraulics Segment
	Square Footage (in thousands)
Region	Owned	Leased	Total
Americas	1,953	4	1,957
Europe	116	763	879
Asia/Pacific	73	236	309
Total	2,142	1,003	3,145

Electronics Segment
	Square Footage (in thousands)
Region	Owned	Leased	Total
Americas	533	377	910
Europe	18	7	25
Asia/Pacific	—	63	63
Total	551	447	998

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

Holders

There were 102 shareholders of record of Common Stock on February 14, 2025. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.

Dividends

We have historically paid regular quarterly dividends of $0.09 per share. Our Board of Directors currently intends to continue to pay a quarterly dividend of $0.09 per share during 2025. However, the declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the Board of Directors.

Equity Compensation Plans

Information called for by Item 5 is provided in Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report (Item 8 of this report).

Issuer Purchases of Equity Securities

We did not repurchase any of our stock during the year ended December 28, 2024.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Helios, the Russell 2000 Index and the Dow Jones US Diversified Industries Index, from December 28, 2019, through December 28, 2024, assuming $100 invested in each on December 28, 2019. Total return assumes reinvestment of any dividends for all companies considered within the comparison. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return
Among Helios Technologies, the Russell 2000 Index and Dow Jones US Diversified Industries Index

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/28/19
01/02/21
01/01/22
12/31/22
12/30/23
12/28/24
Helios Technologies
Russell 2000 Index
Dow Jones US Diversified Industries Index

	12/28/2019	1/2/2021	1/1/2022	12/31/2022	12/30/2023	12/28/2024
Helios Technologies	$100.00	$118.24	$234.57	$122.04	$102.29	$102.27
Russell 2000 Index	100.00	119.99	137.77	109.61	128.17	143.80
Dow Jones US Diversified Industries Index	100.00	112.22	123.43	113.39	147.20	205.72

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

With our global operating network we have the advantages of leveraging sales, marketing, innovation, customer relationships and operational excellence across all our businesses. We are committed to furthering the mission of integrating the businesses and leveraging resources to best serve our customers and explore new opportunities.

Acquisitions

Our acquisition activity over the past three years, driven by our strategic vision, has enabled us to diversify our product offerings and the markets we serve and expand our geographic presence.

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

In May 2023, we completed the acquisition of i3 Product Development. i3 is a custom engineering services firm, with engineers specializing in electronics, mechanical, industrial, embedded and software engineering. i3 specializes in working to transform customer’s ideas into industrial design solutions through rapid prototyping and creating 3D models in-house. Their solutions are used across many sectors, including medical, off-highway, recreational and commercial marine, power sports, health and wellness, agriculture, consumer goods, industrial, sports and fitness.

In 2024, the Company continued to explore and evaluate potential acquisitions, but no acquisitions were executed.

Global Economic Conditions

Geo-Political Conflict

We continue to monitor the ongoing conflicts in Ukraine and in the Middle East and evaluate the broader economic impact those conflicts could have on our operations, supply channels and the operations of our partners and customers. We do not have operations in these regions at this time and those conflicts have not and are not expected to have a material impact on our financial condition or results. Refer to Item 1A Risk Factors of this Annual Report for additional discussion about geo-political risks.

Supply Chain

While there were no impacts to operations resulting from the COVID-19 Pandemic in 2024, for comparison purposes the results in the early part of 2023 faced constraints related to sourcing certain electronic and other components, which originated from the high demand for these products caused by the pandemic. We were able to mitigate some of the impact with our procurement efforts, production schedule adjustments and product redesigns. The availability of components improved through 2023 and did not have a significant impact to results in 2024.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products decreased 15% in 2024, after decreasing 4% in 2023 and increasing 20% in 2022. In Europe, the CEMA Business Barometer reported in January 2025 that the general business climate index for the European agricultural machinery industry has risen further but continues in negative territory. The majority of survey participants expect incoming orders to rise in the coming six months from their current depressed levels and the confidence index for almost all European markets has improved. CEMA further reported that the direct customers of the manufacturers, the dealers, have still not been able to pass on all orders to the end customers and the dealer stocks continue with above-average levels in almost all European markets, though a considerable improvement can be seen compared to previous months. The Committee for European Construction Equipment business climate index bounced back slightly in later part of 2024 after consecutive months of decline. They reported that sales in the European market are still declining but the momentum decelerates. The expectations for next year are pretty diverse across the industry, as one third of companies anticipate a return to growth while almost the same share expects more declines to come.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports production of semiconductors and other electronics components declined through 2024 with an uptick at the end of December 2024. The Institute of Printed Circuits Association (“IPC”) reported that North American printed circuit board (“PCB”) shipments decreased in December 2024 by 0.3% against the same month last year following a year over year increase in November of 4.7% and a year over year decline in October of 11.1%. PCB bookings increased year over year in the last quarter with December up 59.6%, November up 29.1% and October up 3.5%. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments decreased 7.8% in December 2024 compared to the same month last year following year over year increases in October and November of 14.7% and 10.6%, respectively. EMS bookings also increased year over year in the last quarter with December up 28%, November up 8.1% and October up 6.6%. The significant year over year increase in both PCB and EMS bookings were attributed to orders being pulled forward due to tariff uncertainties.

Restructuring Activities

During 2024, we incurred $5.2 of costs related to our restructuring activities, down from $12.1 in 2023. Restructuring activities include activities within our Hydraulics segment related to the creation of our two new Regional Operational Centers of Excellence ("CoE") which are nearing completion. We also continue to add capabilities and activities to our recently expanded Tijuana, Mexico facility to support our Electronics segment. Initial efforts have focused on circuit board assembly and wire harness production. We have also recently initiated some restructuring activities to better optimize our European regional operations. We are transitioning some manufacturing of manifolds and integrated package assembly to our Roncolo, Italy location. These activities include in part the transferring of equipment and operations between facilities. The restructuring costs are comprised of non-recurring severance and termination benefits of $2.5 and $2.7 of travel and other expenses. The restructuring plans are expected to improve the global cost structure of the business.

Executive Officer Transition

In July 2024, the Board of Directors terminated the former President and Chief Executive Officer, Josef Matosevic. Sean Bagan was immediately appointed to serve as Interim President and Chief Executive Officer in addition to his role as Chief Financial Officer, and Philippe Lemaitre as Executive Chairman in addition to his role as Chairman, while the search for a replacement was underway. On January 6, 2025, the Company announced that the Board of Directors of the Company promoted Sean Bagan to President and Chief Executive Officer of the Company, effective January 6, 2025. He will continue to serve as Chief Financial Officer while the Company conducts a search process to identify a permanent Chief Financial Officer. In connection with Mr. Bagan’s appointment, Chairman Philippe Lemaitre, serving as Executive Chairman, resumed his role as Non-Executive Chairman.

2024 Results and Comparison of Years Ended December 28, 2024 and December 30, 2023

(In millions, except per share data)

The following is a discussion of our results of operations and liquidity and capital resources for the year ended December 28, 2024; comparisons are with the corresponding reporting period of 2023, unless otherwise noted.

The following table presents our consolidated results of operations:

	For the year ended
	December 28, 2024	December 30, 2023	$ Change	% Change
Net sales	$805.9	$835.6	$(29.7)	(3.6)%
Gross profit	$252.3	$261.7	$(9.4)	(3.6)%
Gross profit %	31.3%	31.3%
Operating income	$81.8	$79.9	$1.9	2.4%
Operating income %	10.2%	9.6%
Net income	$39.0	$37.5	$1.5	4.0%
Diluted net income per share	$1.17	$1.14	$0.03	2.6%

Consolidated net sales for the 2024 year declined $29.7, 3.6%. We experienced organic net sales decline of $34.7 which was partially offset by sales from acquisitions totaling $5.0. Sales were impacted most by reduced demand for products in our agriculture, mobile, industrial and recreational marine markets. These end markets experienced lower year over year demand with declines persisting through the fourth quarter. Sales to the Health and Wellness end market were up from the prior year almost 20%. As previously noted, during the Covid-19 pandemic consumers significantly invested in health and leisure products, accelerating sales in that end market. This was followed by a sharp decline in 2023. 2024 was more in line with pre-pandemic demand levels. In 2024, consolidated net sales were down in the Americas and EMEA, but up in APAC which was primarily driven by increased sales to China. There was an unfavorable impact of $0.7 on consolidated net sales from changes in foreign currency exchange rates during the year.

Gross profit declined $9.4, 3.6%, in 2024 driven by lower volume and higher wage and benefit costs of $6.1M partially offset by lower restructuring costs of $3.0M and lower material costs. Gross margin was flat year-over-year. Material costs as a percentage of sales, excluding targeted pricing benefits and acquisition-related sales, were down slightly year-over-year on a consolidated basis. This was offset by lower fixed overhead costs leverage on lower volume and cost impacts noted above. Changes in foreign currency exchange rates compared to 2023 reduced gross profit by $0.1.

Operating income as a percentage of sales increased 60 basis points to 10.2% in 2024 compared with the prior year period. Operating margin was favorably impacted during 2024 most significantly from lower payroll and benefit costs compared with the prior year period, which included a $5.5 reversal of unvested stock compensation in connection with the officer transition in July 2024 and lower selling, engineering and administrative ("SEA") restructuring costs of $3.9. Additionally, M&A and Integration SEA costs in 2024 were down $3.3 in 2024. These were partially offset by an increase in research and development costs of $0.9.

Net income and earnings per share (“EPS”) were favorably impacted by a contingent gain of $3.8 related to the insurance reimbursement for business interruption losses incurred in the third quarter of 2023 at a manufacturing location in Italy. They were unfavorably impacted by foreign currency transaction losses of $1.3 in 2024 compared to a loss of $0.6 in 2023. There was a slight decrease in tax expense of $0.2 and an increase in interest expense of $2.6 compared to 2023.

Segment Results

Hydraulics

The following table presents the results of operations for the Hydraulics segment:

	For the year ended
	December 28, 2024	December 30, 2023	$ Change	% Change
Net sales	$537.2	$565.8	$(28.6)	(5.1)%
Gross profit	$165.8	$181.8	$(16.0)	(8.8)%
Gross profit %	30.9%	32.1%
Operating income	$86.4	$93.3	$(6.9)	(7.4)%
Operating income %	16.1%	16.5%

Net sales for the Hydraulics segment declined by $28.6, 5.1%. We experienced organic net sales decline of $30.5, 5.4%, as acquisition sales only impacted results by $1.9. Net Sales declined in 2024 due to decreased demand in the Americas and EMEA regions and significant declines in the agricultural, mobile and industrial end markets. Sales to APAC grew from prior year, primarily driven by sales to China and Australia. Discrete impacts to our organic sales included nominal favorable pricing changes of $2.2, 0.4%, and an unfavorable change in foreign currency exchange rates of $0.5, 0.1%.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment:

	For the year ended
	December 28, 2024	December 30, 2023	$ Change	% Change
Americas	$219.1	$234.4	$(15.3)	(6.5)%
EMEA	157.1	177.6	(20.5)	(11.5)%
APAC	161.0	153.8	7.2	4.7%
Total	$537.2	$565.8

In 2024, we continued and are nearing completion of our restructuring activities within our Hydraulics segment related to the creation of our two new regional operational Centers of Excellence. We also initiated some restructuring activities to better optimize our European regional operations. We incurred $4.5 of restructuring costs related to these activities including labor, travel and other expenses associated with the manufacturing relocation. $3.3 of the costs are included in cost of goods sold and $1.2 are reflected in SEA expenses.

During 2024, gross profit declined $16.0, 8.8%, from lower volume and higher direct labor costs. Gross margin declined by 120 basis points primarily due to lower fixed overhead costs leverage on lower volume and sales mix. Material costs as a percentage of sales were relatively flat, excluding pricing changes and acquisition-related sales. Changes in foreign currency exchange rates had an unfavorable impact of $0.1.

Operating income as a percentage of sales decreased 40 basis points to 16.1%. SEA expenses decreased $9.1, 10.3%, mainly due to lower labor and benefit costs, which includes a $3.7 reversal of unvested stock compensation in connection with the officer transition in July 2024, a reduction in research and development costs of $0.6 and a reduction in travel, professional services and other discretionary spend. SEA as a percent of sales decreased 80 basis points to 14.8% in 2024.

In the third quarter of 2023, the Company experienced aggregate losses related to a fire and a weather-related incident at one of its manufacturing locations in Italy resulting in the shut-down of operations for a period of time and disruption in production as recovery efforts ensued. Impacted operations were restored. At the end of 2024 we recorded a contingent gain related to the open insurance claims. The total reimbursement recorded was $9.1, of which $5.3 was offset against actual costs as a result of the incident and the remaining $3.8 was recorded as a gain included in Other Income. The reimbursement payments have been collected in 2025, with $1.1 million outstanding to be collected.

In October 2024, the corporate headquarters and Hydraulics segment operations located in Sarasota, Florida were impacted by Hurricane Milton. Operations were impacted for eighteen shifts leading up to and following the storm. Actual costs for cleanup, repair and labor related to the Hydraulics segment were $1.2. There were no insurance reimbursements received nor are expected to be received for this event.

Electronics

The following table presents the results of operations for the Electronics segment:

	For the year ended
	December 28, 2024	December 30, 2023	$ Change	% Change
Net sales	$268.7	$269.8	$(1.1)	(0.4)%
Gross profit	$86.5	$79.9	$6.6	8.3%
Gross profit %	32.2%	29.6%
Operating income	$29.6	$24.7	$4.9	19.8%
Operating income %	11.0%	9.2%

Net sales for the Electronics segment declined by $1.1, 0.4%. We experienced organic net sales decline of $4.2, 1.6%, which was partially offset by acquisition sales of $3.1. Organic sales declined in 2024 from decreased demand in the America’s region within several of our end markets including recreational, industrial and mobile. Health and wellness increased year over year and almost offset the losses in the other end markets. The APAC region increased driven by a significant increase in sales to China. Sales in the EMEA region were relatively flat. Discrete impacts to our organic sales included pricing changes that were favorable by $2.8, 1.0%, and unfavorable changes in foreign currency exchange rates of $0.2, 0.1%.

The following table presents net sales based on the geographic region of the sale for the Electronics segment:

	For the year ended
	December 28, 2024	December 30, 2023	$ Change	% Change
Americas	$215.9	$226.5	$(10.6)	(4.7)%
EMEA	26.7	25.2	1.5	6.0%
APAC	26.1	18.1	8.0	44.2%
Total	$268.7	$269.8

In 2024, we continued and are nearing completion of our restructuring activities within our Electronics segment to shift product lines to the expanded facility in Tijuana and to adjust our labor base in line with current demand levels. We incurred $0.7 of restructuring costs including labor, travel and other expenses associated with the manufacturing relocation. $0.1 of the costs are included in cost of goods sold and $0.6 are reflected in SEA expenses.

During 2024, gross profit increased $6.6, 8.3%, primarily due to the contribution from acquisition revenues, pricing, and lower material costs. Gross margin for 2024 increased by 260 basis points primarily from lower material costs offset by the impact of a higher mix of revenue in products with a lower margin profile. Material costs as a percentage of sales decreased by 330 basis points, excluding pricing changes and acquisition-related sales.

Operating income as a percentage of sales decreased 180 basis points to 11.0%. SEA expenses increased $1.7, 3.1%, in 2024 primarily from acquisitions, an increase in research and development costs of $1.7, which were partially offset by the benefit of a $1.8 reversal of unvested stock compensation in connection with the officer transition in July 2024. SEA as a percent of sales increased 70 basis points to 21.2% in 2024 from 20.5% in 2023, reflecting the impact of acquisitions and increased costs referenced above.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or allocating resources to, our operating segments. For the year ended December 28, 2024, these costs totaled $34.2 and included amortization of acquisition-related intangible assets of $31.5, $1.9 related to officer transition costs and $0.8 related to other costs which was primarily acquisition and integration related activities.

For the year ended December 30, 2023, these costs totaled $38.1 and included amortization of acquisition-related intangible assets of $32.9, $4.0 related to other acquisition and integration activities and $1.2 of officer transition costs.

Interest Expense, net

Net interest expense increased $2.6 during 2024 to $33.8 compared with $31.2 in 2023. The change is attributable to higher average debt levels during 2024 and higher interest rates. Average net debt increased by $1.5 during 2024 to $448.9.

Income Taxes

The provision for income taxes for the year ended December 28, 2024, was 22.8% of pretax income compared with 23.8% for the year ended December 30, 2023. The difference relates principally to a shift in the mix of the company's worldwide income and decrease in valuation allowance established. The effective rate typically fluctuates relative to the levels of income and different tax rates in effect from year to year among the countries in which we sell our products.

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

The Helios Technologies Inc Group is a MNE group that is within the scope and subject to the GloBE rules. The United States has not currently made any public announcement regarding implementation of Pillar Two Framework.

The company continues to evaluate the impact of Pillar Two and application of safe harbors. For the year ended December 28, 2024, there are no impacts to income tax expense related to Pillar Two. The company does not expect it to have a material impact in 2025 to their effective tax rate.

As of December 28, 2024, the Company had approximately $37.1 million of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations.

2023 Results and Comparison of Years Ended December 30, 2023 and December 31, 2022

For the discussion and analysis of our 2023 results compared with our 2022 results, refer to our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 27, 2024. The discussion is incorporated herein by reference.

Liquidity and Capital Resources

Historically, our primary source of capital has been cash generated from operations. We have also used borrowings on our credit facilities to fund acquisitions. During 2024, net cash provided by operating activities totaled $122.1 and as of December 28, 2024, we had $44.1 of cash on hand and $352.4 of available credit on our revolving credit facilities. At year end 2024, approximately half of the cash on hand was held in institutions in APAC, approximately 40% was held in institutions in EMEA, and the remainder was held in institutions in the Americas. We also have a $400.0 accordion feature available on our credit facility, which is subject to certain pro forma compliance requirements and is intended to support potential future acquisitions.

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

Cash flows

The following table summarizes our cash flows for the periods:

	For the year ended
	December 28, 2024	December 30, 2023	$ Change
Net cash provided by operating activities	$122.1	$83.9	$38.2
Net cash used in investing activities	(30.3)	(153.9)	123.6
Net cash (used in) provided by financing activities	(78.4)	57.9	(136.3)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	0.8	(2.5)
Net increase (decrease) in cash and cash equivalents	$11.7	$(11.3)	$23.0

Cash on hand increased $11.7 to $44.1 at the end of 2024. Cash and cash equivalents were unfavorably impacted by changes in exchange rates by $1.7 and favorably impacted by changes in exchange rates by $0.8 during the years ended December 28, 2024, and December 30, 2023, respectively. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and also paying down borrowings on our credit facilities.

Operating activities

Net cash from operations totaled $122.1 in 2024, an increase of $38.2, 45.5%, compared with the prior year. Cash earnings, calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities, decreased by $1.0 compared to the prior year. However, changes in net operating assets and liabilities increased cash by $39.2 compared to 2023, primarily from reduction in inventories. Reductions in inventory, net of acquisitions, increased cash by $19.4 in 2024 compared with a decrease in cash by $17.9 in 2023. Inventory on hand as of December 28, 2024, decreased by $25.0, 11.6%, compared to the 2023 year end. The decrease is driven primarily by the execution of management's inventory reduction efforts and improved inventory management in response to lower sales. Days of inventory on hand increased to 134 days for the 2024 year, compared with 130 days during the 2023 year. Changes in accounts receivable, net of acquisitions, increased cash by $7.3 and $16.3 in 2024 and 2023, respectively. Days sales outstanding for the 2024 year decreased slightly to 47 days from 50 days during 2023, as our collection patterns remain consistent with the prior year. Changes in accounts payable, net of acquisitions, decreased cash by $11.8 and $5.2 in 2024 and 2023, respectively. Days payables outstanding for the 2024 year decreased to 37 days from 45 days during 2023.

Investing activities

Cash used in investing activities totaled $30.3 in 2024, a decrease of $123.6, 80.3%, compared with the prior year. The decrease in acquisition-related payments accounted for $114.2 of the fluctuation due to no acquisition-related activity in 2024. Capital expenditures were $27.0 during 2024, $7.3, or 21.3%, lower than the prior year primarily from cost deferral initiatives in 2024. Capital expenditures for 2025 are forecasted to be approximately 3.0%-4% of sales for improvements to manufacturing technology and maintaining and replacing existing machine capabilities.

Financing activities

Net cash used in financing activities totaled $78.4 in 2024, compared with net cash provided by financing activities of $57.9 in 2023. In 2024, repayments, net of borrowings, totaled $68.0. Cash paid for acquisitions in 2023 was primarily financed with borrowings on our credit facility. Borrowings, net of repayments, totaled $75.7 in 2023.

Borrowings on our term loans and revolving credit facilities as of December 28, 2024, totaled $300.3 and $150.3, respectively. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report for additional information regarding our credit facilities.

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

In May 2024, $0.5 was paid to the former owners of Balboa Water Group in connection with payment due on the contingent consideration liability. The contingent consideration liability was revalued and final payment is due in 2025.

We have historically declared regular quarterly dividends to shareholders of $0.09 per share. We paid dividends totaling $11.9 and $11.8 for the years ended December 28, 2024 and December 30, 2023, respectively. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the Board of Directors.

Contractual obligations

Credit facilities

Information on our credit facilities, including future maturities, is presented in Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report. Our revolving credit facility with PNC Bank matures and is payable in full in June 2029; however, we may make earlier payments. Our term loan with PNC Bank is payable in quarterly installments of $3.8 million through March 2026, quarterly installments of $5.6 million through March 2028 and quarterly installments of $7.5 million thereafter through the maturity date of June 2029, at which time the remaining balance will be due in full.

Interest rates on our credit facilities range from 4.9% to 7.2% as of December 28, 2024. Future interest payments are estimated to total $112.2, with annual payments ranging from $10.8 to $27.7 payable through the last maturity date of June 2029. Future payments assume the current interest rate environment, current currency exchange rates, future required payments on term loans and revolver borrowings consistent with December 28, 2024 debt levels. Future payments do not include an estimate of impacts from our derivative instruments.

Contingent consideration payments

Our contingent consideration liabilities total $0.4 as of December 28, 2024. The balance represents the fair value estimate of contractual contingent payment related to our acquisition of Balboa Water Group, which is payable in 2025.

Supplier purchases

We regularly place purchase orders with our suppliers for inventory and capital expenditures to be used in the ordinary course of business. Open purchase orders as of December 28, 2024 total $66.1 for purchases expected in 2025 and $0.4 for purchases expected in 2026.

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

There are multiple steps in our process for testing goodwill impairment. The first step is identification of our operating segments, followed by the identification of the reporting units, such that the reporting unit has discrete financial information, its operating results are reviewed regularly by management, and its economic characteristics are different from the economic characteristics of the other components of the operating segment., As part of the annual test of goodwill impairment the Company considers economic factors and current business operations when assessing the reporting unit structures for the purposes of goodwill impairment testing. The reporting units comprised of our four prominent businesses and the 2023 acquisition of i3.

In certain circumstances the Company may elect to test goodwill using a qualitative assessment, assessing whether it is more likely than not that the fair value of the reporting unit is less than the carrying value. More often the Company will test goodwill using the income based and market based valuation methods, as quoted market prices are not available for all reporting units. When possible, we generally use a combination of market and income approach methodologies to estimate the fair value of our reporting units. The assessment of fair value for impairment purposes requires significant judgment by management. Management’s assumptions include projected future performance, expected future costs, expected new product releases and expected future economic and market conditions (i.e. inflation, tax rates, end-market growth or decline, and expected market share performance). If these assumptions and estimates are not met or operations are impacted by other factors the reporting units could be subject to goodwill impairment.

The income approach is generally based on a discounted cash flow analysis, which estimates the present value of the projected free cash flows to be generated by the reporting unit. Assumptions used in the analysis include estimated future revenues and expenses, working capital, capital expenditures and other variables. Assumptions made for future cash flows are developed based on consideration of current and future economic conditions, recent and expected sales trends, planned timing of product launches and other relevant variables. Each reporting unit regularly prepares discrete operating forecasts and long range plans and uses these forecasts as the basis for the assumptions in the discounted cash flow analysis. Within the discounted cash flow models, the Company uses a discount rate, commensurate with its cost of capital but adjusted for inherent business risks, and an appropriate terminal growth factor.

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

The Company completed its annual goodwill impairment testing for 2024, 2023, and 2022, and determined that the carrying amount of goodwill for each reporting unit was not impaired. In addition, in management’s assessment of reporting units for GWI testing, it was determined that the two prominent Electronics businesses share very similar economic characteristics, are operationally interdepended, and should be aggregated and tested as a single reporting unit. The test for goodwill impairment was performed for each business and for the consolidated reporting unit. Neither test indicated any impairment.

Given the relatively small excess fair value over the carrying value of the i3 reporting unit in 2024, less than 3%, it is at risk for possible future impairment. This goodwill value of $25.9, assumed in the May 2023 acquisition of i3, is 5.2% of the $498.9 of Goodwill as of December 28, 2024. Management is monitoring this closely but believes in the benefits that this acquisition and specifically the Cygnus software will bring to the Company in the coming years. However, if the expected benefits do not materialize due to poor economic conditions, missed operational objectives, or other such factors impacting Management’s assumptions, there could future impairment of the goodwill.

A third party was used to assist in the valuation and testing of the fair value of the reporting units. The third party provided estimates such as risk premiums, select multiples and discount rates, used in conjunction with Management’s estimates and assumptions to calculate the fair value of the reporting unit. These estimates require significant judgment. If there is economic decline, expectations for growth are not met, product launches are delayed, there is a change to management’s operating outlook, operational restructuring, or any other significant change to the assumptions, estimates or other risks previously mentioned, the reporting units could be subject to impairment.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent the Company determines that it is more likely than not a deferred income tax asset will not be realized, a valuation allowance is established. The recoverability analysis of the deferred income tax assets and the related valuation allowances requires significant judgment and relies on estimates. At December 28, 2024, valuation allowances against deferred tax assets were $2.3 million. Refer to Note 12 of the Notes to the Consolidated Financial Statements included in this Annual Report for additional information on the composition of these valuation allowances.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our term loans and revolving credit facility with PNC Bank. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 28, 2024, we had $150.3 million in borrowings outstanding under the revolving credit facility and $300.3 million in borrowings outstanding under the term loans. Based on our level of variable rate debt outstanding during the year ended December 28, 2024, a one percentage point increase in the reference average interest rate, which generally equaled 6.1%, would have resulted in an approximate $4.0 million increase in financing costs for the year ended December 28, 2024. This analysis excludes any effects from interest rate swap contracts as such contracts were terminated on June 25, 2024.

As of December 30, 2023, we had $199.8 million in borrowings outstanding under the revolving credit facility, $310.0 million in borrowings outstanding under the term loan and an aggregate notional amount of $220.0 million on our interest rate swap contracts. Based on our level of variable rate debt outstanding during the year ended December 30, 2023, a one percentage point increase in the reference average interest rate, which generally equaled 5.5%, would have resulted in an approximate $3.1 million increase in financing costs for the year ended December 30, 2023. This sensitivity analysis incorporates the effects of our interest rate swap contracts.

Foreign Currency Risk

Our exposure to foreign currency exchange fluctuations relate primarily, but not limited to, our locations in Italy, Australia, Germany, South Korea, the United Kingdom, China and India. Our operations in these countries are exposed to fluctuations in foreign currency rates primarily from payments received from customers, payments made to suppliers and loans denominated in foreign currencies. During the year ended December 30, 2023, we economically hedged certain foreign currency risks by entering into forward foreign exchange contracts. These contracts were not designated as hedging instruments for accounting purposes. A discussion of our accounting policies for derivative financial instruments is included within Notes 2 and 9 of the Notes to the Consolidated Financial Statements included in this Annual Report. These forward foreign exchange contracts ended in 2023 and the Company did not enter into new contracts in 2024.

The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. The result of a 10% decrease in the 2024 average exchange rates of the currencies in which our transactions are denominated would have resulted in a decrease in annual sales of $29.5 million for the year ended December 28, 2024. The result of a 10% decrease in the 2023 average exchange rates of the currencies in which our transactions are denominated would have resulted in a decrease in annual sales of $31.5 million for the year ended December 30, 2023. This sensitivity analysis assumes that each exchange rate changed in the same direction relative to the U.S. dollar and incorporates the effects of our forward contracts. This analysis excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a 10% decline in foreign currency exchange rates relative to the U.S. dollar on our December 28, 2024 and December 30, 2023 financial position would have resulted in a $60.0 million and $57.5 million reduction to equity (accumulated other comprehensive loss), respectively, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Helios Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Helios Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years ended December 28, 2024, December 30, 2023, and December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the years ended December 28, 2024, December 30, 2023, and December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of the Recovery of Goodwill for Certain Reporting Units

As described further in Note 2 to the financial statements, the Company performs a test for goodwill impairment at the reporting unit level annually or more frequently, if events or changes in circumstances indicate a reduction in the fair value of goodwill below its carrying value has occurred. There were no impairment charges resulting from the impairment tests for the year ended December 28, 2024. In estimating fair value, management utilizes a combination of an income and market approach. We identified the evaluation of the recovery of goodwill for certain reporting units to be a critical audit matter.

The principal considerations for our determination that the evaluation of the recovery of goodwill for certain reporting units is a critical audit matter are the significant judgments by management when developing the fair value measurement and the related auditor judgement that was required to evaluate certain of management’s assumptions used in the Company’s estimate of the fair value of certain reporting units. Specifically, the growth rate used in financial projections, the related discount rate, the market multiple, control premium, and weighting applied are all assumptions requiring judgment.

Our audit procedures related to the evaluation of the recovery of goodwill for certain reporting units included the following, among others.

•
We tested the design and operating effectiveness of the key controls relating to management’s goodwill impairment process, including controls over the valuation of the Company’s reporting units.
•
We involved valuation specialist professionals with specialized skills and knowledge to assist in evaluating the Company’s methodology for the income approach and market approach to conclude on the fair value of certain reporting units. With the assistance of our valuation specialists, we assessed the discount rates by developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to evaluate the assumptions used in applying the market approach, including evaluating the reasonableness of estimated market multiples, control premium and weighting applied.
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
February 25, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Helios Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Helios Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 28, 2024, and our report dated February 25, 2025 expressed unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tampa, Florida

February 25, 2025

Helios Technologies, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	December 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$44.1	$32.4
Accounts receivable, net of allowance for credit losses of $2.4 and $2.1	104.6	114.8
Inventories, net	190.1	215.1
Income taxes receivable	15.1	11.3
Other current assets	30.3	23.1
Total current assets	384.2	396.7
Property, plant and equipment, net	216.4	227.9
Deferred income taxes	2.1	1.7
Goodwill	498.9	514.0
Other intangible assets, net	384.0	426.4
Other assets	19.8	23.7
Total assets	$1,505.4	$1,590.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$56.7	$70.3
Accrued compensation and benefits	24.6	19.4
Other accrued expenses and current liabilities	25.8	27.0
Current portion of long-term non-revolving debt, net	16.0	23.2
Dividends payable	3.0	3.0
Income taxes payable	12.5	2.0
Total current liabilities	138.6	144.9
Revolving lines of credit	147.3	199.8
Long-term non-revolving debt, net	283.2	298.3
Deferred income taxes	41.1	57.1
Other noncurrent liabilities	30.8	35.7
Total liabilities	641.0	735.8
Commitments and contingencies (Note 18)
Shareholders' equity:
Preferred stock, par value $0.001, 2.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100.0 shares authorized, 33.3 and 33.1 shares issued and outstanding	—	—
Capital in excess of par value	437.4	434.4
Retained earnings	502.6	475.6
Accumulated other comprehensive loss	(75.6)	(55.4)
Total shareholders' equity	864.4	854.6
Total liabilities and shareholders' equity	$1,505.4	$1,590.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

	For the year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$805.9	$835.6	$885.4
Cost of sales	553.6	573.9	586.9
Gross profit	252.3	261.7	298.5
Selling, engineering and administrative expenses	139.0	148.9	133.1
Amortization of intangible assets	31.5	32.9	28.1
Operating income	81.8	79.9	137.3
Interest expense, net	33.8	31.2	16.7
Foreign currency transaction loss (gain), net	1.3	0.6	(0.9)
Other non-operating (income) expense, net	(3.8)	(1.1)	(0.3)
Income before income taxes	50.5	49.2	121.8
Income tax provision	11.5	11.7	23.4
Net income	$39.0	$37.5	$98.4

Net income per share:
Basic	$1.17	$1.14	$3.03
Diluted	$1.17	$1.14	$3.02

Weighted average shares outstanding:
Basic	33.2	32.9	32.5
Diluted	33.3	33.0	32.6

Dividends declared per share	$0.36	$0.36	$0.36

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

	For the year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net income	$39.0	$37.5	$98.4
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	(20.6)	7.6	(20.3)
Unrealized gain (loss) on interest rate swaps, net of tax	0.4	(3.6)	9.9
Total other comprehensive (loss) income	(20.2)	4.0	(10.4)
Comprehensive income	$18.8	$41.5	$88.0

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total
Balance at January 1, 2022	—	$—	32.4	$—	$394.6	$363.3	$(49.0)	$709.0
Shares issued, restricted stock			0.2	—	0.1			0.1
Shares issued, ESPP					2.0			2.0
Shares issued, acquisitions					1.6			1.6
Stock-based compensation					8.6			8.6
Cancellation of shares for payment of employee tax withholding					(2.6)			(2.6)
Dividends declared						(11.7)		(11.7)
Net income						98.4		98.4
Other comprehensive loss							(10.4)	(10.4)
Balance at December 31, 2022	—	$—	32.6	$—	$404.3	$450.0	$(59.4)	$794.9
Shares issued, restricted stock			0.1	—				—
Shares issued, ESPP					2.0			2.0
Shares issued, acquisitions			0.4		18.7			18.7
Stock-based compensation					11.6			11.6
Cancellation of shares for payment of employee tax withholding					(2.2)			(2.2)
Dividends declared						(11.9)		(11.9)
Net income						37.5		37.5
Other comprehensive income							4.0	4.0
Balance at December 30, 2023	—	$—	33.1	$—	$434.4	$475.6	$(55.4)	$854.6
Shares issued, restricted stock			0.2	—	0.3			0.3
Shares issued, ESPP					1.9			1.9
Stock-based compensation					3.4			3.4
Cancellation of shares for payment of employee tax withholding					(2.6)			(2.6)
Dividends declared						(12.0)		(12.0)
Net income						39.0		39.0
Other comprehensive loss							(20.2)	(20.2)
Balance at December 28, 2024	—	$—	33.3	$—	$437.4	$502.6	$(75.6)	$864.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in millions)

	For the year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$39.0	$37.5	$98.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.8	63.8	51.6
Stock-based compensation expense	3.4	11.6	8.6
Amortization of debt issuance costs	1.1	0.6	0.5
Benefit for deferred income taxes	(8.3)	(7.9)	(4.5)
Forward contract losses (gains), net	—	0.3	(4.0)
Other, net	3.2	—	—
(Increase) decrease in, net of acquisitions:
Accounts receivable	7.3	16.3	9.1
Inventories	19.4	(17.9)	(27.0)
Income taxes receivable	(3.8)	0.3	(5.0)
Other current assets	(8.1)	(5.5)	1.6
Other assets	5.1	(3.8)	8.0
Increase (decrease) in, net of acquisitions:
Accounts payable	(11.8)	(5.2)	(11.5)
Accrued expenses and other liabilities	5.7	(5.8)	(6.2)
Income taxes payable	10.7	(1.6)	(2.3)
Other noncurrent liabilities	(4.6)	3.9	(7.4)
Contingent consideration payments in excess of acquisition date fair value	—	(2.7)	—
Net cash provided by operating activities	122.1	83.9	109.9
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(114.2)	(67.3)
Capital expenditures	(27.0)	(34.3)	(31.9)
Proceeds from dispositions of property, plant and equipment	0.1	0.3	7.2
Cash settlement of forward contracts	—	0.4	4.3
Software development costs	(3.4)	(6.1)	(3.1)
Net cash used in investing activities	(30.3)	(153.9)	(90.8)
Cash flows from financing activities:
Borrowings on revolving credit facilities	41.6	189.2	118.7
Repayment of borrowings on revolving credit facilities	(88.7)	(252.0)	(92.7)
Borrowings on long-term non-revolving debt	126.8	160.0	—
Repayment of borrowings on long-term non-revolving debt	(147.7)	(21.5)	(18.0)
Proceeds from stock issued	2.2	2.0	2.1
Dividends to shareholders	(11.9)	(11.8)	(11.7)
Payment of employee tax withholding on equity award vestings	(2.6)	(2.2)	(2.6)
Payment of contingent consideration liability	—	(3.4)	(1.0)
Proceeds received upon termination of Cash Flow hedge instruments	7.1	—	—
Other financing activities	(5.2)	(2.4)	(1.7)
Net cash (used in) provided by financing activities	(78.4)	57.9	(6.9)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	0.8	3.0
Net increase (decrease) in cash and cash equivalents	11.7	(11.3)	15.2
Cash and cash equivalents, beginning of period	32.4	43.7	28.5
Cash and cash equivalents, end of period	$44.1	$32.4	$43.7

	For the year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$21.1	$26.4	$31.7
Interest	$32.4	$29.5	$15.5
Supplemental disclosure of noncash transactions:
Unrealized loss (gain) on interest rate swaps	$(0.5)	$4.4	$(12.8)
Stock issued for acquisition	$—	$18.7	$1.6
Foreign currency remeasurement impact on euro denominated debt	$4.1	$(2.4)	$4.6

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

The Company operates in two business segments: Hydraulics and Electronics. There are two key technologies within the Hydraulics segment: motion control technology (MCT) and fluid conveyance technology (FCT). Our MCT products provide simultaneous control of acceleration, velocity and position. MCT includes our cartridge valve technology where we pioneered a fundamentally different design platform employing a floating nose construction that results in a self-alignment characteristic. This design provides better performance and reliability advantages compared with most competitors’ product offerings. Our cartridge valves are offered in several size ranges and include both electrically actuated and hydro-mechanical products. They are designed to be able to operate reliably at higher pressures than most competitors, making them suitable for both industrial and mobile applications. Our FCT products transfer hydraulic fluid from one point to another. FCT includes our quick release couplings products, which allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensures high-performance under high temperature and pressure using one or multiple couplers. The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment, specialty vehicles, therapy baths and traditional and swim spas. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware and sustaining engineering teams.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company reports on a fiscal year that ends on the Saturday closest to December 31st. Each quarter generally consists of thirteen weeks, with a fourteen-week quarter occurring periodically. The 2024, 2023 and 2022 fiscal years contained 52 weeks and ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

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

Certain conditions may result in a loss, which will only be resolved by future events. We, along with our legal counsel, evaluate such contingent liabilities, which inherently involves judgment. If it is probable that a loss has been incurred and can be reasonably estimated, we accrue for such contingent losses. If a potentially material loss contingency is not probable but reasonably possible, or is probable but cannot be estimated, we disclose the nature of the contingent liability and an estimate of the range of possible loss if determinable and material.

The Company records a contingent gain when the following conditions are met: (a) the amount to be received is known, (b) there is no potential for appeal or reversal, and (c) collectability is reasonably assured.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Any cash equivalents held by the Company are not significant. At year end 2024, of the $44.1 of cash on hand approximately half was held in institutions in APAC, approximately 40% held in institutions in EMEA, and the remainder held in institutions in the Americas.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. We test goodwill for impairment at the reporting unit level, as of the third quarter period end date, on an annual basis and between annual tests whenever events or circumstances indicate the carrying value of a reporting unit may exceed its fair value. Examples of such circumstances could include, but are not limited to, a significant loss of market share, significant decline in operating results, change in management strategy or operations, economic decline, and other such significant disruptions to the business. As part of the impairment test, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after this optional qualitative assessment, the Company determines that impairment is more likely than not, then the Company performs the quantitative impairment test. The carrying value of assets is calculated at the reporting unit level. An impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value, not exceeding the carrying amount of goodwill. Adjustments to the fair value of purchased assets and liabilities after the initial measurement period are recognized in net earnings. We generally use a combination of market and income approach methodologies to estimate the fair value of our reporting units.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. For the years ended December 28, 2024, December 30, 2023, and December 31, 2022, there were no impairments recorded.

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

Contract Assets & Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances totaled $4.2 and $3.8 at December 28, 2024 and December 30, 2023, respectively and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets. The Company has no individual components of Other current assets in excess of five percent of Total current assets on the Consolidated Balance Sheets at December 28, 2024 and December 30, 2023.

Contract liabilities are recognized when payment is received from customers prior to satisfying the underlying performance obligation. Contract liabilities totaled $2.7 and $2.1 at December 28, 2024 and December 30, 2023, respectively, and are presented in Other accrued expenses and current liabilities on the Consolidated Balance Sheets. The Company has no individual components of Other accrued expenses and current liabilities in excess of five percent of Total current liabilities on the Consolidated Balance Sheets at December 28, 2024 and December 30, 2023.

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

A collaborative arrangement is a contractual arrangement that involves a joint operating activity involving two or more parties that meet both of the following requirements: they are active participants in the activity and they are exposed to significant risks and rewards dependent on the commercial success of the activity. The assessment for a collaborative arrangement is performed throughout the arrangement. In May 2024, the Company entered into a collaborative agreement with WaterGuru, Inc. (“Waterguru”) to design and produce water sensing and treatment products for the spa industry. Where Helios is the principal on sales transactions to third parties, it recognizes revenues, cost of sales and operating expenses on a gross basis on its statements of operations. Helios will pay Waterguru a portion of gross margin on the product specific transactions defined in the agreement for the term of the agreement. Where Helios is not the principal on sales transactions with other third parties, it records its share of the revenues, cost of sales and operating expenses on a net basis on its statements of operations. Waterguru will pay Helios a portion of revenues on the product specific transactions defined in the agreement for the term of the agreement. Revenues and costs associated with this arrangement in 2024 were not material.

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

Research and Development

The Company conducts R&D to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $20.1, $19.2 and $17.4 for the 2024, 2023 and 2022 fiscal years, respectively and are reported in Selling, engineering and administrative expenses in the Consolidated Statements of Operations.

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

Capitalized Software Development Costs

The Company sells certain products that contain embedded software that is integral to the functionality of the products. Internal and external costs incurred for developing this software are charged to expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the products are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of accumulated amortization, were $11.1 and $9.0 at December 28, 2024, and December 30, 2023, respectively, and are included in Other assets in the Consolidated Balance Sheets. For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, amortization expense of Capitalized software development costs were $1.3, $0.7, and $0.6, respectively, and are included in Cost of goods sold in the Consolidated Statements of Operations.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions except per share data):

	December 28, 2024	December 30, 2023	December 31, 2022
Net income	$39.0	$37.5	$98.4

Weighted average shares outstanding - Basic	33.2	32.9	32.5
Net effect of dilutive securities - Stock based compensation	0.1	0.1	0.1
Weighted average shares outstanding - Diluted	33.3	33.0	32.6

Net income per share:
Basic	$1.17	$1.14	$3.03
Diluted	$1.17	$1.14	$3.02

Basic and diluted earnings per share is calculated by dividing net earnings by the coinciding weighted average number of shares outstanding. Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units and dilutive stock options, based on the treasury stock method. In 2024, there were 45,655 stock options that were excluded from the diluted earnings per share calculation as they would have been anti-dilutive.

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

Beginning in 2024 annual reporting, we adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) that was issued by the Financial Accounting Standards Board (FASB). This new standard requires an enhanced disclosure of significant segment expenses on an annual and interim basis. Upon adoption, the guidance was applied retrospectively to all prior periods presented in the financial statements, which resulted in the disclosure of selling, engineering and administrative expenses, research and development costs, indirect expenses, and amortization of intangible assets for each reportable segment. For additional information, see Note 16 — Segment Reporting.

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

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires enhanced disclosures about types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization, in commonly presented expense captions. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements. While this ASU will impact only our disclosures and not our financial condition and results of operations, we are assessing when we will adopt the ASU.

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

On May 26, 2023, the Company completed the acquisition of i3 Product Development, Inc. (“i3”), a Wisconsin corporation. i3 is a custom engineering services firm, employing engineers with expertise in electronics, mechanical, industrial, embedded and software engineering. i3's solutions are used across many sectors, including medical, off-highway, recreational and commercial marine, power sports, health and wellness, agriculture, consumer goods, industrial, sports and fitness. We anticipate that i3 will equip Helios with significant value-added professional services capabilities to provide customization to Helios platforms and to develop greenfield solutions. The results of i3's operations are reported in the Company’s Electronics segment and have been included in the Consolidated Financial Statements since the date of acquisition.

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

Cash consideration paid, net of cash acquired, totaled $68.6, of which $4.2 was paid in 2023 related to a building purchase. The consideration was funded with borrowings on the Company’s credit facility.

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

Other Acquisitions

In July 2022, we completed the acquisition of the assets of Taimi R&D, Inc., a Canadian manufacturer of innovative hydraulic components that offer ball-less design swivel products, which improve hydraulic reliability of equipment, increase the service life of components and help protect the environment by reduced leakage. The results of Taimi’s operations are reported in the Company’s Hydraulics segment. The results of operations of the acquired business are included in the Company's Consolidated Financial Statements since the date of acquisition. Certain disclosures have not been presented as the effects of the acquisition were not material to the Company's financial results.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at December 28, 2024 and December 30, 2023.

December 28, 2024
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$—	$—	$—	$—
Total	$—	$—	$—	$—
Liabilities
Contingent consideration	$0.4	$—	$—	$0.4
Total	$0.4	$—	$—	$0.4

	December 30, 2023
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contract	$6.7	$—	$6.7	$—
Total	$6.7	$—	$6.7	$—
Liabilities
Contingent consideration	0.5	—	—	0.5
Total	$0.5	$—	$-	$0.5

A summary of changes in the estimated fair value of contingent consideration at December 28, 2024 and December 30, 2023 is as follows:

Balance at December 31, 2022	$6.7
Change in estimated fair value	(0.7)
Payment on liability	(6.1)
Accretion in value	0.6
Balance at December 30, 2023	$0.5
Payment on liability	(0.5)
Accretion in value	0.4
Balance at December 28, 2024	$0.4

5. INVENTORIES, NET

At December 28, 2024 and December 30, 2023, inventory consisted of the following:

	December 28, 2024	December 30, 2023
Raw materials	$105.3	$126.8
Work in process	48.7	55.4
Finished goods	46.7	43.0
Provision for obsolete and slow moving inventory	(10.6)	(10.1)
Total	$190.1	$215.1

6. PROPERTY, PLANT AND EQUIPMENT, NET

At December 28, 2024 and December 30, 2023, property, plant and equipment, net consisted of the following:

	December 28, 2024	December 30, 2023
Machinery and equipment	$247.6	$246.2
Office furniture and equipment	58.0	56.4
Buildings	81.0	73.7
Building and land improvements	20.9	20.0
Leasehold improvements	5.2	5.6
Land	16.8	16.3
	$429.5	$418.2
Less: Accumulated depreciation	(263.2)	(242.0)
Construction in progress	27.2	25.9
	$193.5	$202.1
Operating lease ROU assets	22.9	25.8
Total	$216.4	$227.9

Depreciation expense for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 totaled $30.7, $30.2 and $22.9, respectively.

7. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space throughout its locations that are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, operating lease costs totaled $7.5, $7.0 and $6.8, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	December 28, 2024	December 30, 2023
Right-of-use assets	$22.9	$25.8
Lease liabilities:
Current lease liabilities	$4.4	$4.0
Non-current lease liabilities	20.3	23.2
Total lease liabilities	$24.7	$27.2

Weighted average remaining lease term (in years):	4.1
Weighted average discount rate:	4.7%

Supplemental cash flow information related to leases is as follows:

	For the Year Ended
	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.9	$7.4
Non-cash impact of new leases and lease modifications	$1.8	$1.1

Maturities of lease liabilities are as follows:

2025	$6.1
2026	5.6
2027	4.5
2028	3.9
2029	3.7
Thereafter	7.6
Total lease payments	31.4
Less: Imputed interest	(6.7)
Total lease obligations	24.7
Less: Current lease liabilities	(4.4)
Non-current lease liabilities	$20.3

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the years ended December 28, 2024 and December 30, 2023 is as follows:

	Hydraulics	Electronics	Total
Balance at December 31, 2022	$282.5	$186.0	$468.5
Acquisition of Schultes	11.8	—	11.8
Acquisition of i3 Product Development	—	25.9	25.9
Currency translation	7.8	—	7.8
Balance at December 30, 2023	$302.1	$211.9	$514.0
Currency translation	(15.0)	(0.1)	(15.1)
Balance at December 28, 2024	$287.1	$211.8	$498.9
Accumulated Impairments (A)	31.9	—	31.9

(A) There were no impairments recorded in 2024, 2023, or 2022.

Acquired Intangibles Assets

At December 28, 2024 and December 30, 2023, intangible assets consisted of the following:

	December 28, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$94.1	$(28.6)	$65.5	$95.8	$(23.9)	$71.9
Non-compete agreements	2.0	(1.6)	0.4	2.0	(1.1)	0.9
Technology	53.4	(31.3)	22.1	54.7	(26.9)	27.8
Supply agreement	21.0	(17.0)	4.0	21.0	(14.9)	6.1
Customer relationships	380.1	(89.6)	290.5	391.8	(74.8)	317.0
Workforce	6.2	(4.7)	1.5	6.1	(3.4)	2.7
	$556.8	$(172.8)	$384.0	$571.4	$(145.0)	$426.4

Amortization expense on acquired intangibles assets for the 2024, 2023 and 2022 fiscal years was approximately $31.5, $32.9 and $28.1, respectively, reflected in amortization of intangible assets in the Consolidated Statements of Operations. Additionally, $0.3 of acquired amortization expense for the 2024 fiscal year was reflected in cost of sales in the Consolidated Statement of Operations. Future estimated total amortization expense is presented below.

Year:
2025	$31.5
2026	29.8
2027	26.5
2028	26.1
2029	24.0
Thereafter	246.0
Total	$384.0

9. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company had entered into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company had entered into interest rate derivatives to manage the effects of interest rate movements on the Company’s credit facilities.

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

The fair value of the Company’s derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	December 28, 2024	December 30, 2023	Location	December 28, 2024	December 30, 2023
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$—	$6.7	Other non-current liabilities	$—	$—

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	—	—	Other current liabilities	—	—
Forward foreign exchange contracts	Other assets	—	—	Other non-current liabilities	—	—
Total derivatives		$—	$6.7		$—	$—
(1) See Note 4 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

Gains and losses related to the Company’s derivative financial instruments for the 2024, 2023 and 2022 years are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	December 28, 2024	December 30, 2023	December 31, 2022	into Earnings (Effective Portion)	December 28, 2024	December 30, 2023	December 31, 2022
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$0.5	$(4.4)	$12.8	Interest expense, net	$3.6	$7.0	$(0.2)

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $33.8, $31.2 and $16.7 for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives			Location of Gain or (Loss) Recognized
	December 28, 2024	December 30, 2023	December 31, 2022	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$-	$(0.3)	$4.0	Foreign currency transaction gain / loss, net

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

Previously, the Company had entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with these transactions, the Company paid interest based upon a fixed rate as agreed upon with the respective counterparties and received variable rate interest payments. The interest rate swaps were designated as hedging instruments and were accounted for as cash flow hedges. In June 2024, the Company's interest rate swap agreements were terminated in connection with the debt refinancing activities. Upon termination of these effective interest rate swaps designated as a cash flow hedges, the Company received proceeds of $7.1 which will be amortized from accumulated other comprehensive income into earnings as a reduction of interest expense over the period which the hedged forecasted transaction affects earnings. At December 28, 2024, the Company had no active interest rate swap agreements.

Forward Foreign Exchange Contracts

The Company had entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At December 28, 2024, the Company had zero forward foreign exchange contracts.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $93.8 as of December 28, 2024 and is included in the Revolving line of credit line item in the Consolidated Balance Sheets. The gain on the net investment hedge recorded in AOCI as part of the currency translation adjustment was $4.1, net of tax, for the year ended December 28, 2024.

10. CREDIT FACILITIES

Total non-revolving debt consists of the following:

	Maturity Date	December 28, 2024	December 30, 2023
Long-term non-revolving debt:
Term loans with PNC Bank	Jun 2029	$292.5	$310.0
Term loans with Citibank	Various	7.8	12.1
Total non-revolving debt		300.3	322.1
Less: current portion of long-term non-revolving debt		16.0	23.2
Less: unamortized debt issuance costs		1.1	0.6
Total long-term non-revolving debt, net		$283.2	$298.3

Information on the Company's revolving credit facilities is as follows:

		Balance		Available credit
	Maturity Date	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Revolving line of credit with PNC Bank	Jun 2029	$147.3	$199.8	$351.7	$199.5
Revolving line of credit with Citibank	Jun 2026	$3.0	$3.5	$0.7	$0.6

Future maturities of total debt are as follows:

Year:
2025	$19.3
2026	27.2
2027	22.5
2028	28.1
2029	353.5
Total	$450.6

Term Loans and Line of Credit with PNC Bank

The Company has a credit agreement that includes a revolving line of credit and term loan credit facility with PNC Bank, National Association, as administrative agent, and the lenders party thereto.

In May 2023, the Company entered into an Incremental Facility Amendment with PNC Bank, National Association, as administrative agent, and various lenders party thereto that amended the Second Amended and Restated Credit Agreement, dated October 28, 2020 (the “Credit Agreement” and, together with the Incremental Facility Amendment, the “Amended Credit Agreement”). Pursuant to the Incremental Facility Amendment, the Company incurred a new senior secured term loan A-2 (the “Term Loan A-2”) in an aggregate principal amount of $150.0. The issue price of the Term Loan A-2 was equal to 100% of the aggregate principal amount thereof. The Term Loan A-2 bore interest at a rate based on either (i) the secured overnight financing rate (“SOFR”) (subject to a 0% floor) for the applicable interest period plus a 0.10% SOFR adjustment plus an applicable margin ranging between 1.50% and 2.75%, depending on the Company’s leverage ratio or (ii) a variable rate equal to the highest of (x) the overnight bank funding rate plus 0.50%, (y) the prime rate and (z) daily simple SOFR, plus a 0.10% SOFR adjustment plus 1.00%, plus an applicable margin ranging between 0.50% and 1.75%, depending on the Company’s leverage ratio. The Term Loan A-2 was guaranteed by each of the

Company’s domestic subsidiaries and is secured by substantially all of the assets of the Company and the guarantors, on a pari passu basis with the other facilities under the Amended Credit Agreement. The Term Loan A-2 was due to mature on October 28, 2025, and is not subject to any mandatory repayments prior to such maturity date.

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

As of December 28, 2024, the Company was in compliance with all debt covenants related to the Amended Credit Agreement.

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

Under the Shanghai Branch Term Loan Facility, the Company borrowed on a secured basis RMB 42.7. The proceeds were used to fund the acquisition of Joyonway. Outstanding borrowings under the Shanghai Branch Term Loan Facility accrue interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.5%. The loan matured in October 2024, at which time the remaining balance was paid in full.

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

The consolidated effective interest rate on the Company's credit agreements at December 28, 2024 was 6.0%. Consolidated interest expense recognized on the Company's credit agreements during the years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $36.9, $37.6 and $15.9, respectively.
11. DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $12.0, $11.9 and $11.7 to shareholders in 2024, 2023 and 2022, respectively.

The Company declared the following regular quarterly dividends to shareholders during 2024, 2023 and 2022. The dividends were declared to shareholders of record on the 5th day following the respective quarter end and paid on the 20th day of each month following the date of declaration.

	2024	2023	2022
First quarter	$0.09	$0.09	$0.09
Second quarter	0.09	0.09	0.09
Third quarter	0.09	0.09	0.09
Fourth quarter	0.09	0.09	0.09

12. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	December 28, 2024	December 30, 2023	December 31, 2022
United States	$10.8	$12.8	$71.3
Foreign	39.7	36.4	50.5
Total	$50.5	$49.2	$121.8

The Company derives its pretax income based on the consolidated results of its legal entities. The U.S. legal entities had third-party export sales of $124.7, $131.8 and $146.5 for the 2024, 2023 and 2022 years, respectively. Foreign pretax income is impacted by the level of foreign manufacturing, sales at varying market levels as well as direct sales to large OEM customers.

The components of the income tax provision (benefit) are as follows:

	For the year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Current tax expense (benefit):
United States	$6.7	$6.7	$12.3
State and local	0.5	1.5	0.4
Foreign	12.9	11.4	15.9
Total current	20.1	19.6	28.6
Deferred tax expense (benefit):
United States	(6.5)	(3.6)	(0.4)
State and local	—	(1.4)	(2.6)
Foreign	(2.1)	(2.9)	(2.2)
Total deferred	(8.6)	(7.9)	(5.2)
Total income tax provision	$11.5	$11.7	$23.4

The reconciliation between the effective income tax rate and the U.S. federal statutory rate is as follows:

	For the year ended
	December 28, 2024	December 30, 2023	December 31, 2022
U.S. federal taxes at statutory rate	$10.6	$10.3	$25.6
Increase (decrease)
Foreign withholding tax	0.1	—	—
Capitalized transaction costs	—	0.2	0.3
Foreign income taxed at different rate	1.5	1.4	1.7
FDII deduction	(1.1)	(1.2)	(2.8)
Changes in estimates related to prior years including foreign	0.8	0.7	0.2
State and local taxes, net	0.5	(0.3)	(2.3)
Foreign tax expense	0.7	0.7	1.3
Current year tax credits	(1.1)	(1.0)	(0.9)
Foreign deferred other true up and permanent items	(0.5)	(1.8)	(1.0)
Change in reserve	0.2	0.2	0.2
Excess officer compensation	(0.3)	1.3	1.4
Change in valuation allowance	(0.7)	0.7	—
Stock-based compensation	0.5	—	(0.7)
Other	0.3	0.5	0.4
Income tax provision	$11.5	$11.7	$23.4

The effective tax rate for the year ended December 28, 2024 was lower than the rate for 2023 primarily due to the decrease in valuation allowance and impact of excess officer compensation. The rate for all years benefited from tax deductions for FDII deduction and R&D tax credits.

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 28, 2024 and December 30, 2023, are presented below:

	December 28, 2024	December 30, 2023
Deferred tax assets:
Foreign tax benefit of U.S. reserves	$1.0	$1.4
Net operating losses	6.2	6.2
Inventory	3.0	3.7
Intangible assets and goodwill	0.7	0.7
Lease liability	3.9	4.5
Capitalized research expenditures	8.1	8.0
Interest expense limitation carryforward	8.6	3.6
Accrued expenses and other	6.8	6.4
Other comprehensive income	8.9	3.0
Total deferred tax assets	47.2	37.5
Less: Valuation allowance	(2.3)	(3.0)
Net deferred tax assets	44.9	34.5
Deferred tax liabilities:
Depreciation	(3.8)	(7.4)
Right of use asset	(3.7)	(4.4)
Intangible assets and goodwill	(76.3)	(78.1)
Other deferred tax liabilities	(0.1)	—
Total deferred tax liabilities	(83.9)	(89.9)
Net deferred tax liabilities	$(39.0)	$(55.4)

As of December 28, 2024, the Company has federal net operating loss (“NOL”) carryforwards of approximately $5.4 that will expire between 2031 and 2032, state net operating loss carryforwards of $34.9 that will expire between 2025 and 2044 and foreign net operating loss carryforwards of $16.7, of which $7.1 are indefinite-lived and the remaining will expire between 2027 and 2044. The federal and California NOLs were generated by Balboa Water Group during pre-acquisition tax years 2011-2019 and are subject to a 20-year carryforward period. As a result of the acquisition, both the federal and the California NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percent. Despite these limitations, the Company expects to fully utilize the federal and California NOLs by 2027. The Company has foreign NOL carryforwards of $7.1 that it does not anticipate utilizing. Consequently, it has fully reserved against the deferred tax asset related to these NOLs.

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of December 28, 2024 and December 30, 2023 was $2.3 and $3.0, respectively. The portion of valuation allowance related to capital losses was $1.0 and foreign loss carryforward was $1.3 as of December 28, 2024. The net change in total valuation was an decrease of $0.7 in 2024 and was primarily related to the release of valuation allowance over interest expense limitation carryforward, that in the judgment of management, is more likely than not to be realized.

The Company accounts for investment tax credits utilizing the deferral method. Investment tax credits generated in 2024 totaled $0.3.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - January 1, 2022	$9.0
Increases from positions taken during prior periods	0.9
Increases from positions taken during current period	0.2
Settled positions	(0.2)
Lapse of statute of limitations	(2.0)
Unrecognized tax benefits - December 31, 2022	$7.9
Increases from positions taken during prior periods	1.1
Increases from positions taken during current period	0.2
Settled positions	(2.7)
Lapse of statute of limitations	(0.4)
Unrecognized tax benefits - December 30, 2023	$6.1
Decreases from positions taken during prior periods	(0.5)
Increases from positions taken during current period	0.2
Settled positions	—
Lapse of statute of limitations	(0.4)
Unrecognized tax benefits - December 28, 2024	$5.4

At December 28, 2024, the Company had unrecognized tax benefits of $5.4 including accrued interest. If recognized, $0.4 of unrecognized tax benefits would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of December 28, 2024, is not considered material to the Company’s Consolidated Financial Statements.

The Company remains subject to income tax examinations in the U.S. and various state and foreign jurisdictions for tax years 2019-2024. The Company believes it has adequately reserved for income taxes that could result from any audit adjustments. Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months.

13. STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2023 Equity Incentive Plan (“2023 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted stock units, stock options, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2023 Plan replaced the prior 2019 Equity Incentive Plan and was approved by the Company's shareholders at the 2023 Annual Meeting. As of December 28, 2024, 777,668 shares remained available to be issued through the 2023 Plan.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan and from time to time for special recognition. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. The officer transition in July 2024 resulted in the forfeiture of $3.8 unvested RSU's and the reversal of previously recognized expense related to the respective unvested RSU's. Compensation expense recognized for RSUs granted to employees totaled $3.4, $8.4 and $7.0 for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

Effective January 1, 2022, The Board approved a new Helios Technologies, Inc. Non-Employee Director Compensation Policy (the “Director Compensation Policy”), which revised the compensation for Non-Employee Directors. The Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2019 Plan or 2023 Plan, which vest over a one-year period. Directors were granted 23,031 and 20,564 RSUs during the years ended December 28, 2024 and December 30, 2023, respectively. The Company recognized director stock compensation expense on the RSUs of $1.2, $1.3, and $0.5 for the years ended December 28, 2024. December 30, 2023, December 31, 2022, respectively.

The following table summarizes RSU activity for the 2024 fiscal year:

	Number of Units (in thousands)	Weighted Average Grant-Date Fair Value per Share
Nonvested balance at December 30, 2023	303	$63.29
Granted	321	42.29
Vested	(178)	55.69
Forfeited	(222)	53.22
Nonvested balance at December 28, 2024	224	$49.13

Included in the nonvested balance at December 28, 2024, is 70,117 nonvested performance-based RSUs.

The grant date fair value of restricted stock and RSUs granted during the 2024, 2023 and 2022 fiscal years totaled $13.6, $13.3 and $9.7, respectively.

The Company had $5.4 of total unrecognized compensation cost related to the RSU awards as of December 28, 2024. That cost is expected to be recognized over a weighted average period of 1.7 years.

Stock Options

In 2022, the Company granted stock options with market-based vesting conditions to its officers. As of December 28, 2024, there were 5,334 unvested options and 2,666 vested unexercised options. The exercise price per share is $50.60, which is equal to the market price of Helios stock on the grant date. The options vest upon the later of the achievement of defined stock prices or two years from the grant date. The options have met their required service periods, which ranged from one to two years from the grant date. These options have a 10-year expiration. The grant date fair value of the options totaled $2.3 and was estimated using a Monte Carlo simulation.

The Company has also granted stock options with only time-based vesting conditions to its officers. As of December 28, 2024, there were 2,027 vested unexercised options. The exercise prices per share, which range from $35.04 to $55.03, are equal to the market price of Helios stock on the respective grant dates. The options vested ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options totaled $0.6 and was estimated using a Black Scholes valuation model. In 2024, 8,366 shares with time based vesting conditions were exercised.

In September 2024, the Company granted additional stock options with only time-based vesting conditions to its officers and employees. These options have an exercise price per share of $40.13 which is equal to the market price of Helios stock on the grant date. The options vest three-years from the grant date and have a 10-year expiration. The grant date fair value of the options totaled $0.6 and was estimated using a Black Scholes valuation model. As of December 28, 2024, there are 36,502 unvested options.

At December 28, 2024, the Company had $0.5 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 2.7 years. The officer transition in July 2024 resulted in the forfeiture of $1.7 unvested options and the reversal of previously recognized expense related to the respective unvested options. Related to stock options, the Company recognized a net benefit of $1.6 for the year ended December 28, 2024 and an expense of $1.4 for the year ended December 30, 2023.

	Number of Shares (not rounded)	Weighted Average Exercise Price
Outstanding at December 30, 2023	92,233	$49.97
Granted	36,502	40.13
Exercised	(8,366)	36.86
Forfeited/Expired	(73,840)	51.43
Outstanding at December 28, 2024	46,529	42.29
Exercisable at December 28, 2024 (A)	4,693	49.67

(A) Options expire between the years 2030-2032 with strike prices between $39.75 - $55.03.

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

Employees purchased 48,261 shares at a weighted average price of $38.36, 43,585 shares at a weighted average price of $46.52 and 38,392 shares at a weighted average price of $51.54, under the ESPP and U.K. plan during the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. The Company recognized $0.4, $0.5 and $0.4 of compensation expense during the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. At December 28, 2024, 251,971 shares remained available to be issued through the ESPP and the U.K. plan.

14. EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all of its eligible U.S. employees. Employer contribution costs recognized under the retirement plan amounted to approximately $4.2, $3.6 and $3.1 during 2024, 2023 and 2022, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll statutes. These benefits amounted to approximately $3.1, $3.0 and $3.3 during 2024, 2023 and 2022, respectively.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 1, 2022	$(1.4)	$(47.6)	(49.0)
Other comprehensive income (loss) before reclassifications	13.0	(25.4)	(12.4)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(0.2)	—	(0.2)
Tax effect	(2.9)	5.1	2.2
Net current period other comprehensive income (loss)	9.9	(20.3)	(10.4)
Balance at December 31, 2022	$8.5	$(67.9)	$(59.4)
Other comprehensive (loss) income before reclassifications	(9.8)	11.1	1.3
Amounts reclassified from accumulated other comprehensive loss, net of tax	5.4	—	5.4
Tax effect	0.8	(3.5)	(2.7)
Net current period other comprehensive (loss) income	(3.6)	7.6	4.0
Balance at December 30, 2023	$4.9	$(60.3)	$(55.4)
Other comprehensive income (loss) before reclassifications	(2.3)	(26.6)	(28.9)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.8	—	2.8
Tax effect	(0.1)	6.0	5.9
Net current period other comprehensive income (loss)	0.4	(20.6)	(20.2)
Balance at December 28, 2024	$5.3	$(80.9)	$(75.6)

The following table presents reclassifications out of accumulated other comprehensive loss:

Details about Accumulated Other	Affected Line Item in the Consolidated	For the year Ended
Comprehensive Income Components	Statements of Operations	December 28, 2024	December 30, 2023	December 31, 2022
Derivative financial instruments
Interest rate swaps	Interest expense, net	$3.6	$7.0	$(0.2)
	Tax benefit	(0.8)	(1.6)	—
	Net of tax	$2.8	$5.4	$(0.2)

Total reclassifications for the period		$2.8	$5.4	$(0.2)

16. SEGMENT REPORTING

The Company has two reportable segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served and the methods of distribution and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision maker. Our Chief Executive Officer (CEO) serves as our Chief Operating Decision Maker (CODM) and is responsible for reviewing segment performance and making decisions regarding resource allocation. Our CODM evaluates each segment’s performance based on metrics such as net sales, segment gross profit and operating income, and other key financial indicators presented in the tables below in this section, as well as guides strategic decisions to align with company-wide goals. On a monthly basis, the CODM considers budget-to-actual variances for key measures when making decisions about allocating capital to the segments.

The Hydraulics segment designs and manufactures hydraulic components and systems used to transmit power and control force, speed and motion. There are two categories based on Hydraulic system architecture: MCT and FCT. MCT includes components used to control the flow and pressure of fluids in a system including valves, pumps, actuators, sensors, and filters. FCT includes components used to convey fluids and fluid power through a system and are designed to grant maximum flexibility of design and reliability. MCT includes manifold and cartridge valve technology and FCT includes quick release coupling solutions. CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensures high-performance under high temperature and pressure using one or multiple couplers. Engineered solutions that incorporate CVT and QRC technologies are also provided to machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems.

The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment, specialty vehicles, therapy baths and traditional and swim spas. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware and sustaining engineering teams. Product categories include traditional mechanical and electronic gauge instrumentation, plug and go CAN-based instruments, robust environmentally sealed controllers, pumps and jets, hydraulic controllers, engineered panels, process monitoring instrumentation, proprietary hardware and software, printed circuit board assemblies and wiring harnesses. Support services include design and manufacturing and after-market support through global distribution.

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the year ended December 28, 2024, these unallocated costs totaled $34.2 and include certain corporate costs not deemed to be allocable to either business segment of $2.0, amortization of acquisition-related intangible assets of $31.5 and other acquisition and integration related costs of $0.7. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated Financial Statements.

Net sales and operating profit of our business segments exclude intersegment sales, cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment.

Beginning in our 2024 annual reporting, we adopted ASU 2023-07 retrospectively. The following tables set forth our segment information of revenue, significant segment expenses, and operating income from operations for the last three years:

	At and for the Year Ended December 28, 2024
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$537.2	$268.7	$-	$805.9
Reportable segment total cost of sales	371.4	182.2	-	553.6
Reportable segment gross profit	$165.8	$86.5	$-	$252.3
Selling, engineering and administrative expenses (a)	$59.2	$39.1	$-	$98.3
Research and development (b)	8.1	12.0	-	20.1
Indirect expenses (c)	12.1	5.8	2.7	20.6
Amortization of intangible assets (d)	-	-	31.5	31.5
Operating income	$86.4	$29.6	$(34.2)	$81.8

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	At and for the Year Ended December 30, 2023
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$565.8	$269.8	$-	$835.6
Reportable segment total cost of sales	384.0	189.9	-	573.9
Reportable segment gross profit	$181.8	$79.9	$-	$261.7
Selling, engineering and administrative expenses (a)	$63.5	$36.4	$-	$99.9
Research and development (b)	8.7	10.3	-	19.0
Indirect expenses (c)	16.3	8.5	5.2	30.0
Amortization of intangible assets (d)	-	-	32.9	32.9
Operating income	$93.3	$24.7	$(38.1)	$79.9

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	At and for the Year Ended December 31, 2022
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$551.3	$334.1	$-	$885.4
Reportable segment total cost of sales	355.8	231.1	-	586.9
Reportable segment gross profit	$195.5	$103.0	$-	$298.5
Selling, engineering and administrative expenses (a)	$53.9	$34.0	$-	$87.9
Research and development (b)	8.4	9.0	-	17.4
Indirect expenses (c)	10.5	7.5	9.8	27.8
Amortization of intangible assets (d)	-	-	28.1	28.1
Operating income	$122.7	$52.5	$(37.9)	$137.3

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	For the year ended
	December 28, 2024	December 30, 2023	December 31, 2022
Capital expenditures
Hydraulics	$19.2	$25.7	$21.5
Electronics	7.8	8.6	10.4
Total	$27.0	$34.3	$31.9
Goodwill
Hydraulics	$287.1	$302.1	$282.5
Electronics	211.8	211.9	186.0
Total	$498.9	$514.0	$468.5
Total assets
Hydraulics	$926.6	$976.6	$874.8
Electronics	572.4	600.0	567.1
Corporate and Other	6.4	13.8	21.8
Total	$1,505.4	$1,590.4	$1,463.7
Depreciation and amortization
Hydraulics	$22.8	$22.0	$15.9
Electronics	9.1	8.6	7.4
Corporate and Other	31.9	33.2	28.3
Total	$63.8	$63.8	$51.6

Geographic Region Information:

Net sales are measured based on the geographic destination of sales. In 2024, sales to the U.S. represented approximately 47% of total net sales. Other countries with net sales concentration included China, 9%, Australia, 8%, and Germany, 6%, approximately. All other countries individually represented less than 5% of total net sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude ROU assets. The following table presents financial information by region:

	2024	2023	2022
Net sales
Americas	$435.0	$460.9	$470.4
EMEA	183.8	202.8	223.6
APAC	187.1	171.9	191.4
Total	$805.9	$835.6	$885.4

Tangible long-lived assets
Americas	$139.1	$145.6
EMEA	36.5	37.1
APAC	17.9	19.4
Total	$193.5	$202.1

17. RELATED PARTY TRANSACTIONS

The Company purchases from, and sells inventory to, entities partially owned or managed by directors of Helios. For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, inventory sales to the entities totaled $2.3, $3.0 and $3.1, respectively, and inventory and other purchases from the entities totaled $0.1, $0.0 and $0.0, respectively.

At December 28, 2024 and December 30, 2023, total amounts due from the entities totaled $0.0 and $0.4, respectively.

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

Letters of Credit

In the ordinary course of business, the Company is at times required to post letters of credit. The letters of credit are issued by financial institutions to guarantee our obligations to various parties. The Company was contingently liable for $1.0 of standby letters of credit with financial institutions as of December 28, 2024.

Gain Contingency

In the third quarter of 2023, the Company incurred significant losses due to a fire and a weather-related incident at one of its manufacturing facilities in Italy, resulting in a temporary shutdown and production disruption during recovery efforts. The affected operations have since been restored. At the end of 2024, we recognized a contingent gain of $3.8 million related to insurance reimbursements for business interruption losses at the impacted manufacturing site. The reimbursement payments have been collected in 2025, with $1.1 million outstanding to be collected.

19. SUBSEQUENT EVENTS

The company evaluated subsequent events through the date the consolidated financial statements were issued. The Company did not identify any subsequent events that would require adjustment.

In January 2025, the Company began the early phases of restructuring the Helios Center of Engineering Excellence (“HCEE”), with the intention to close the San Antonio office in 2025 and reassign resources to the operations at our other major facilities across the business. HCEE was formed following the acquisition of all the assets of BJN Technologies, LLC back in January 2021. There was no financial impact to operations resulting from this restructuring in 2024 and management is undergoing the evaluation of potential financial impacts in 2025 as the next phases of the restructuring plan begin.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of December 28, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 28, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. This report appears on page 52.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 28, 2024, none of the Company's directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2025 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference. The information required by this item with respect to our Insider Trading Policy is set forth in our 2025 Proxy Statement under the caption “Insider Trading Policy” and is incorporated herein by reference.

Directors

The information required by this item with respect to our Board of Directors and committees thereof is set forth in our 2025 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Delinquent Section 16(a) Reports

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2025 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2025 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2025 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Independence and Committees of the Board of Directors” in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our 2025 Proxy Statement and is incorporated herein by reference.

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

10.19

Third Amended and Restated Credit Agreement, dated June 25, 2024, by and among Helios Technologies, Inc. as Borrower, the Guarantors party thereto, the financial institutions party thereto from time to time as lenders, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 the Company’s Form 8-K filed on June 26, 2024, and incorporated herein by reference).

10.20+

Employment Agreement between Matteo Arduini and Helios Technologies, Inc., dated December 20, 2018, as amended on February 28, 2020 and December 16, 2020 (previously filed as Exhibit 10.22+ to the Company's Report on Form 10-K filed on March 2, 2021, and incorporated herein by reference).

10.21+	Helios Technologies 2020 Executive Compensation Policy (previously filed as Exhibit 10.1+ to the Company’s Form 8-K filed on March 3, 2020, and incorporated herein by reference).

10.22+	Form of Restricted Stock Unit and Stock Option Agreement (previously filed as Exhibit 10.2+ to the Company’s Form 8-K filed on March 3, 2020, and incorporated herein by reference).

10.23+	Form of Special Retention Restricted Stock Unit Agreement (previously filed as Exhibit 10.1+ to the Company’s Form 8-K filed on April 28, 2020, and incorporated herein by reference).

10.24+

Form of Performance Stock Option Agreement for Helios employees (previously filed as Exhibit 10.1+ to the Company’s Report on Form 10-Q filed on November 8, 2022, and incorporated herein by reference).

10.25+

Form of Performance Stock Option Agreement for business unit officers (previously filed as Exhibit 10.2+ to the Company’s Report on Form 10-Q filed on November 8, 2022, and incorporated herein by reference).

10.26+

Advisory and Transition Services & Release Agreement between the Company and Tricia Fulton, dated July 17,

2023 (previously filed as Exhibit 10.1+ to the Company’s Current Report on Form 8-K filed on July 17, 2023,

and incorporated herein by reference).

10.27+

Helios Technologies, Inc. 2023 Equity Incentive Plan (previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 20, 2023, and incorporated herein by reference).

10.28+	Form of Restricted Stock Unit Grant Agreement (previously filed as Exhibit 10.30+ to the Company's Report on Form 10-K filed on February 27, 2024, and incorporated herein by reference).

10.29

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

10.30

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

14	Helios Code of Business Conduct and Ethics (previously filed as exhibit 14 to the Company's Report on Form 10-K filed on March 2, 2021, and incorporated herein by reference).

19.1	Helios Insider Trading Policy.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	CEO and CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350.

97.1

Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (previously filed as Exhibit 97.1 to the Company's Report on Form 10-K filed on February 27, 2024, and incorporated herein by reference).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, has been formatted in Inline XBRL.

+ Executive management contract or compensatory plan or arrangement.

* Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2025.

HELIOS TECHNOLOGIES, INC.

By:	/s/ Sean Bagan
Sean Bagan, President, Chief Executive Officer, and Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Bagan	President, Chief Executive Officer, and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2025
Sean Bagan

/s/ Philippe Lemaitre	Director, Chairman of the Board of Directors	February 25, 2025
Philippe Lemaitre

/s/ Laura Dempsey Brown	Director	February 25, 2025
Laura Dempsey Brown

/s/ Douglas M. Britt	Director	February 25, 2025
Douglas M. Britt