Form 10-Q
period 2025-03-29
HELIOS TECHNOLOGIES, INC.
filed 2025-05-07
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

The registrant had 33,331,814 shares of common stock, par value $.001, outstanding as of April 25, 2025.

Helios Technologies, Inc.

INDEX

For the quarter ended

March 29, 2025

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	March 29, 2025	December 28, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45.9	$44.1
Accounts receivable, net of allowance for credit losses of $2.3 and $2.4	121.1	104.6
Inventories, net	189.7	190.1
Income taxes receivable	15.1	15.1
Other current assets	24.2	30.3
Total current assets	396.0	384.2
Property, plant and equipment, net	216.8	216.4
Deferred income taxes	2.1	2.1
Goodwill	508.4	498.9
Other intangible assets, net	382.0	384.0
Other assets	21.0	19.8
Total assets	$1,526.3	$1,505.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$62.0	$56.7
Accrued compensation and benefits	18.5	24.6
Other accrued expenses and current liabilities	28.1	25.8
Current portion of long-term non-revolving debt, net	16.1	16.0
Dividends payable	3.0	3.0
Income taxes payable	15.0	12.5
Total current liabilities	142.7	138.6
Revolving lines of credit	147.5	147.3
Long-term non-revolving debt, net	279.2	283.2
Deferred income taxes	45.7	41.1
Other noncurrent liabilities	30.0	30.8
Total liabilities	645.1	641.0
Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $0.001, 2.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100.0 shares authorized, 33.3 and 33.3 shares issued and outstanding	—	—
Capital in excess of par value	438.8	437.4
Retained earnings	506.9	502.6
Accumulated other comprehensive loss	(64.5)	(75.6)
Total shareholders' equity	881.2	864.4
Total liabilities and shareholders' equity	$1,526.3	$1,505.4

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations (unaudited)

(in millions, except per share data)

	Three Months Ended
	March 29, 2025	March 30, 2024
	(unaudited)	(unaudited)
Net sales	$195.5	$212.0
Cost of sales	135.6	144.8
Gross profit	59.9	67.2
Selling, engineering and administrative expenses	34.6	39.0
Amortization of intangible assets	8.3	7.9
Operating income	17.0	20.3
Interest expense, net	7.4	8.2
Foreign currency transaction loss, net	0.1	0.3
Other non-operating income, net	—	(0.2)
Income before income taxes	9.5	12.0
Income tax provision	2.2	2.8
Net income	$7.3	$9.2

Net income per share:
Basic	$0.22	$0.28
Diluted	$0.22	$0.28

Weighted average shares outstanding:
Basic	33.3	33.1
Diluted	33.4	33.3

Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in millions)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income	$7.3	$9.2
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	11.1	(8.3)
Unrealized gain on interest rate swaps, net of tax	—	1.2
Total other comprehensive income (loss)	11.1	(7.1)
Comprehensive income	$18.4	$2.1

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive
	shares	stock	shares	stock	par value	earnings	loss	Total

Balance at December 28, 2024	—	$—	33.3	$—	$437.4	$502.6	$(75.6)	$864.4
Shares issued, restricted stock			—		—			—
Shares issued, ESPP					0.5			0.5
Stock-based compensation			—		1.5			1.5
Cancellation of shares for payment of employee tax withholding					(0.6)			(0.6)
Dividends declared						(3.0)		(3.0)
Net income						7.3		7.3
Other comprehensive income							11.1	11.1
Balance at March 29, 2025	—	$—	33.3	$—	$438.8	$506.9	$(64.5)	$881.2

Balance at December 30, 2023	—	$—	33.1	$—	$434.4	$475.6	$(55.4)	$854.6
Shares issued, restricted stock			0.1		—			—
Shares issued, ESPP					0.5			0.5
Stock-based compensation			—		4.2			4.2
Cancellation of shares for payment of employee tax withholding					(1.8)			(1.8)
Dividends declared						(3.0)		(3.0)
Net income						9.2		9.2
Other comprehensive loss							(7.1)	(7.1)
Balance at March 30, 2024	—	$—	33.2	$—	$437.3	$481.8	$(62.5)	$856.6

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended

(in millions)

	Three Months Ended
	March 29, 2025	March 30, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$7.3	$9.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.0	15.7
Stock-based compensation expense	1.5	4.2
Amortization of debt issuance costs	0.2	0.1
Benefit for deferred income taxes	(0.7)	(0.9)
Other, net	1.3	0.3
(Increase) decrease in:
Accounts receivable	(15.3)	(13.1)
Inventories	1.1	(0.7)
Income taxes receivable	0.3	1.6
Other current assets	6.3	0.6
Other assets	(0.1)	1.1
Increase (decrease) in:
Accounts payable	4.8	(1.8)
Accrued expenses and other liabilities	(5.2)	(1.1)
Income taxes payable	2.2	3.3
Other noncurrent liabilities	(0.7)	(0.7)
Net cash provided by operating activities	19.0	17.8
Cash flows from investing activities:
Capital expenditures	(6.1)	(5.5)
Software development costs	(0.7)	(0.8)
Net cash used in investing activities	(6.8)	(6.3)
Cash flows from financing activities:
Borrowings on revolving credit facilities	14.3	21.8
Repayment of borrowings on revolving credit facilities	(18.1)	(17.3)
Repayment of borrowings on long-term non-revolving debt	(4.0)	(5.2)
Proceeds from stock issued	0.5	0.5
Dividends to shareholders	(3.0)	(3.0)
Payment of employee tax withholding on equity award vestings	(0.5)	(1.8)
Other financing activities	(0.5)	(0.4)
Net cash used in financing activities	(11.3)	(5.4)
Effect of exchange rate changes on cash and cash equivalents	0.9	(1.2)
Net increase in cash and cash equivalents	1.8	4.9
Cash and cash equivalents, beginning of period	44.1	32.4
Cash and cash equivalents, end of period	$45.9	$37.3

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

HELIOS TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Currencies in millions, except per share data)

1. COMPANY BACKGROUND

Helios Technologies, Inc. (“Helios,” the “Company", "we", "us" or "our”) and its wholly-owned subsidiaries, is a global leader in highly engineered motion control and electronic controls technology for diverse end markets, including construction, material handling, agriculture, industrial, mobile, energy, recreational vehicles, marine, health and wellness. Helios sells its products to customers in over 90 countries around the world. The Company’s strategy for growth is to be the leading provider in niche markets, with premier products and solutions through innovative product development and acquisitions.

The Company operates in two business segments: Hydraulics and Electronics. There are two key technologies within the Hydraulics segment: motion control technology ("MCT") and fluid conveyance technology ("FCT"). Our MCT products provide simultaneous control of acceleration, velocity and position. MCT includes our cartridge valve technology where we pioneered a fundamentally different design platform employing a floating nose construction that results in a self-alignment characteristic. This design provides better performance and reliability advantages compared with most competitors’ product offerings. Our cartridge valves are offered in several size ranges and include both electrically actuated and hydro-mechanical products. They are designed to be able to operate reliably at higher pressures than most competitors, making them suitable for both industrial and mobile applications. Our FCT products transfer hydraulic fluid from one point to another. FCT includes our quick release couplings products, which allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensures high-performance under high temperature and pressure using one or multiple couplers. The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment, specialty vehicles, therapy baths and traditional and swim spas. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware, and sustaining engineering teams.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our summary of significant accounting policies is included in Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on February 25, 2025. There have been no significant changes to our significant accounting policies since December 28, 2024.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K. In management’s opinion, all adjustments necessary for a fair statement of the Company’s financial position are reflected in the interim periods presented. Operating results for the three months ended March 29, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ended January 3, 2026.

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

Capitalized Software Development Costs

The Company sells certain products that contain embedded software that is integral to the functionality of the products. Internal and external costs incurred for developing this software are charged to expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the products are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of accumulated amortization, were $11.8 and $11.1 at March 29, 2025, and December 28, 2024, respectively, and are included in Other assets in the Consolidated Balance Sheets. For the three months ended March 29, 2025 and March 30, 2024 amortization expense of Capitalized software development costs were $0.3 and $0.3, respectively, and are included in Cost of goods sold in the Consolidated Statements of Operations.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income	$7.3	$9.2

Weighted average shares outstanding - Basic	33.3	33.1
Net effect of dilutive securities - Stock based compensation	0.1	0.2
Weighted average shares outstanding - Diluted	33.4	33.3

Net income per share:
Basic	$0.22	$0.28
Diluted	$0.22	$0.28

Basic and diluted earnings per share is calculated by dividing net earnings by the coinciding weighted average number of shares outstanding. Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units and dilutive stock options, based on the treasury stock method. At March 29, 2025, there were 177,588 stock options that were excluded from the diluted earnings per share calculation as they would have been anti-dilutive.

Recently Adopted Accounting Standard

Beginning in 2024 annual reporting, we adopted Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) that was issued by the Financial Accounting Standards Board ("FASB"). This new standard requires an enhanced disclosure of significant segment expenses on an annual and interim basis. Upon adoption, the guidance was applied retrospectively to all prior periods presented in the financial statements, which resulted in the disclosure of selling, engineering and administrative expenses, research and development costs, indirect expenses, and amortization of intangible assets for each reportable segment. For additional information, see Note 12 — Segment Reporting.

Recently Issued Accounting Standards

The FASB issued Accounting Standards Update 2023-09 Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this update focus on improving the transparency, effectiveness and comparability of income tax disclosures primarily related to the pretax income (or loss), income tax expense (or benefit), rate reconciliation and income taxes paid for public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company does not expect the additional income tax disclosures to have a material impact on the consolidated financial statements and does not plan to early adopt the standard.

In November 2024, the FASB issued Accounting Standard Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires enhanced disclosures about types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization, in commonly presented expense captions. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements. While this ASU will impact only our disclosures and not our financial condition and results of operations, we are assessing when we will adopt the ASU.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at March 29, 2025, and December 28, 2024. As of March 29, 2025, the Company had no fair value instruments outstanding, see Note 7 of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

	March 29, 2025
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Contingent consideration	0.4	—	—	0.4
Total	$0.4	$—	$—	$0.4

	December 28, 2024
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Contingent consideration	0.4	—	—	0.4
Total	$0.4	$—	$—	$0.4

The table below summarizes the changes in the estimated fair value of the contingent consideration liability related to the Company's acquisition of Balboa Water Group as of March 29, 2025. The contractual contingent payment is payable in 2025.

Balance at December 28, 2024	$0.4
Change in estimated fair value	-
Payment on liability	-
Accretion in value	-
Balance at March 29, 2025	$0.4

4. INVENTORIES, NET

At March 29, 2025, and December 28, 2024, inventory consisted of the following:

	March 29, 2025	December 28, 2024
Raw materials	$103.3	$105.3
Work in process	49.4	48.7
Finished goods	48.4	46.7
Provision for obsolete and slow-moving inventory	(11.4)	(10.6)
Total	$189.7	$190.1

5. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the three months ended March 29, 2025 and March 30, 2024, operating lease costs totaled $1.9 and $1.9, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	March 29, 2025	December 28, 2024
Right-of-use assets	$23.1	$22.9
Lease liabilities:
Current lease liabilities	$5.7	$4.4
Non-current lease liabilities	19.3	20.3
Total lease liabilities	$25.0	$24.7

Weighted average remaining lease term (in years):	3.8
Weighted average discount rate:	4.6%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.9	$2.0
Non-cash impact of new leases and lease modifications	$1.5	$1.3

Maturities of lease liabilities are as follows:

2025 Remaining	$5.7
2026	5.6
2027	4.7
2028	4.0
2029	3.7
2030	3.4
Thereafter	4.3
Total lease payments	31.4
Less: Imputed interest	(6.4)
Total lease obligations	25.0
Less: Current lease liabilities	(5.7)
Non-current lease liabilities	$19.3

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the three months ended March 29, 2025, is as follows:

	Hydraulics	Electronics	Total
Balance at December 28, 2024	$287.1	$211.8	$498.9
Currency translation	9.5	—	9.5
Balance at March 29, 2025	$296.6	$211.8	$508.4

Acquired Intangible Assets

At March 29, 2025, and December 28, 2024, acquired intangible assets consisted of the following:

	March 29, 2025			December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$95.2	$(30.3)	$64.9	$94.1	$(28.6)	$65.5
Non-compete agreements	2.0	(1.7)	0.3	2.0	(1.6)	0.4
Technology	54.1	(33.0)	21.1	53.4	(31.3)	22.1
Supply agreement	21.0	(17.5)	3.5	21.0	(17.0)	4.0
Customer relationships	387.5	(95.9)	291.6	380.1	(89.6)	290.5
Workforce	6.1	(5.5)	0.6	6.2	(4.7)	1.5
	$565.9	$(183.9)	$382.0	$556.8	$(172.8)	$384.0

Amortization expense on acquired intangible assets for the three months ended March 29, 2025 and March 30, 2024, was $8.3 and $7.9, respectively, reflected in amortization of intangible assets in the Consolidated Statements of Operations. Additionally, $0.2 of acquired amortization expense for the three months ended March 29, 2025 was reflected in cost of sales in the Consolidated Statement of Operations Future estimated total amortization expense is presented below.

Year:
2025 Remaining	$23.6
2026	30.0
2027	26.9
2028	26.5
2029	24.4
2030	23.7
Thereafter	226.9
Total	$382.0

In January 2025, the Company began the early phases of restructuring the Helios Center of Engineering Excellence (“HCEE”). As the next phases of the restructuring plan begin, management plans to close the San Antonio office during the second quarter of 2025, reassign resources to the operations at our other major facilities across the business, and eliminate certain positions. As a result of this change in the HCEE business operations, the workforce intangible asset associated with the HCEE acquisition was reviewed by management and it was determined that the remaining net book value of the asset should be amortized over a useful life ending during the second quarter of 2025. This resulted in an increased $0.5 amortization expense in the three months ending March 29, 2025, associated with this intangible asset.

7. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities. The Company had previously entered into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company had previously entered into interest rate derivatives to manage the effects of interest rate movements on the Company’s credit facilities. As of March 29, 2025 and March 30, 2024, the Company had no active forward foreign exchange contracts. As of March 29, 2025 and December 28, 2024, the Company had no active interest rate swap agreements.

The amount of gains and losses related to the Company’s derivative financial instruments for the three months ended March 29, 2025 and March 30, 2024, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	March 29, 2025	March 30, 2024	into Earnings (Effective Portion)	March 29, 2025	March 30, 2024
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$-	$1.5	Interest expense, net	$-	$1.8

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $7.4 and $8.2 for the three months ended March 29, 2025 and March 30, 2024, respectively.

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

Previously, the Company had entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with these transactions, the Company paid interest based upon a fixed rate as agreed upon with the respective counterparties and received variable rate interest payments. The interest rate swaps were designated as hedging instruments and were accounted for as cash flow hedges. The interest rate swap contracts were terminated on June 25, 2024, and at March 29, 2025, the Company had no active interest rate swap contracts.

Forward Foreign Exchange Contracts

The Company from time to time has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At March 29, 2025, the Company had no active forward foreign exchange contracts.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $97.5 as of March 29, 2025, and is included in the Revolving lines of credit line item in the Consolidated Balance Sheets. The loss on the net investment hedge recorded in accumulated other comprehensive income as part of the currency translation adjustment was $2.7, net of tax, for the three months ended March 29, 2025.

8. CREDIT FACILITIES

Total non-revolving debt consists of the following:

	Maturity Date	March 29, 2025	December 28, 2024
Long-term non-revolving debt:
Term loans with PNC Bank	June 2029	$288.8	$292.5
Term loans with Citibank	June 2026	7.6	7.8
Total long-term non-revolving debt		296.4	300.3
Less: current portion of long-term non-revolving debt		16.1	16.0
Less: unamortized debt issuance costs		1.1	1.1
Total long-term non-revolving debt, net		$279.2	$283.2

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	March 29, 2025	December 28, 2024	March 29, 2025	December 28, 2024
Revolving line of credit with PNC Bank	June 2029	$147.5	$147.3	$351.6	$351.7
Revolving line of credit with Citibank	June 2026	2.8	3.0	1.0	0.7

Future maturities of total debt are as follows:

Year:
2025 Remaining	$15.0
2026	27.2
2027	22.5
2028	28.1
2029	353.9
Total	$446.7

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

The revolving line of credit allows for borrowings up to an aggregate maximum principal amount of $500.0. To hedge currency exposure in foreign operations, €90.0 of the borrowings on the line of credit are denominated in euros. The borrowings have been designated as a net investment hedge, see additional information in Note 7 of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Borrowings under the line of credit bear interest at defined rates plus an applicable margin based on the Company's leverage ratio.

The Third Amended and Restated Credit Agreement requires the Company to comply with a number of restrictive covenants, including but not limited to limitations on the Company’s ability to incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, joint ventures, consolidation and asset sales; and pay dividends and distributions. The Third Amended and Restated Credit Agreement requires the Company to maintain a consolidated total net leverage ratio not to exceed 3.75 to 1.00, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended. The maximum permitted total net leverage ratio is temporarily increased by 0.50 to 1.00 at the closing of a material permitted acquisition and for the following twelve months. The Third Amended and Restated Credit Agreement also requires the Company to maintain a minimum interest coverage ratio of no less than 3.00 to 1.00, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended.

As of March 29, 2025, the Company was in compliance with all debt covenants related to the Third Amended and Restated Credit Agreement.

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

As of March 29, 2025, the Company was in compliance with all debt covenants related to the term loans and line of credit with Citibank. Additionally, the secured loans with Citibank are secured by a parent guarantee.

The consolidated effective interest rate on the Company's credit agreements at March 29, 2025, was 6.0%. Interest expense recognized, excluding interest rate swap activity, during the three months ended March 29, 2025 and March 30, 2024, totaled $7.4 and $10.0, respectively.

9. INCOME TAXES

The provision for income taxes for the three months ended March 29, 2025 and March 30, 2024, was 23.5% and 23.2% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products.

At March 29, 2025, the Company had unrecognized tax benefits of $5.6 including accrued interest. If recognized, $0.4 of unrecognized tax benefits would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of March 29, 2025 is not considered material to the Company’s Consolidated Financial Statements.

The Company is currently under audit by certain foreign tax authorities and remains subject to income tax examinations in various foreign jurisdictions. The Company believes it has adequately reserved for potential income tax exposures that could result from audit adjustments.

10. STOCK-BASED COMPENSATION

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

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan and from time to time for special recognition. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. Compensation expense recognized for RSUs granted to employees totaled $1.0 and $3.9, respectively, for the three months ended March 29, 2025 and March 30, 2024.

The Helios Technologies, Inc. Non-Employee Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2019 Plan or 2023 Plan, which vest over a one-year period. Directors were granted 7,820 and 6,183 RSUs during the three months ended March 29, 2025 and March 30, 2024, respectively. The Company recognized director stock compensation expense on the RSUs of $0.3 and $0.3 for the three months ended March 29, 2025 and March 30, 2024, respectively.

The following table summarizes RSU activity for the three months ended March 29, 2025:

		Weighted Average
	Number of Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at December 28, 2024	224	$49.13
Granted	103	38.78
Vested	(62)	44.16
Forfeited	(2)	48.50
Nonvested balance at March 29, 2025	263	$43.23

Included in the nonvested balance at March 29, 2025, are 62,255 nonvested performance-based RSUs.

The Company had $8.1 of total unrecognized compensation cost related to the RSU awards as of March 29, 2025. That cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

In February 2025, the Company granted additional stock options with time and performance vesting conditions to its officers and employees. Performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of options ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. These options have an exercise price per share of $39.80 which is equal to the market price of Helios stock on the grant date. The options have a 10-year expiration. The grant date fair value of the options totaled $2.5 and was estimated using a Black Scholes valuation model. As of March 29, 2025, there are 131,933 unvested options.

At March 29, 2025, the Company had $2.9 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 2.8 years.

	Number of Shares (not rounded)	Weighted Average Exercise Price
Outstanding at December 28, 2024	46,529	$42.29
Granted	131,933	39.80
Outstanding at March 29, 2025	178,462	40.45
Exercisable at March 29, 2025 (A)	4,693	49.67

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

Employees purchased 17,440 shares at a weighted average price of $27.41 and 12,793 shares at a weighted average price of $38.06, under the ESPP and UK plans during the three months ended March 29, 2025 and March 30, 2024, respectively. The Company recognized $0.1 and $0.1 of compensation expense during the three months ended March 29, 2025 and March 30, 2024, respectively.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 28, 2024	$5.3	$(80.9)	$(75.6)
Other comprehensive loss before reclassifications	—	14.9	14.9
Tax effect	—	(3.8)	(3.8)
Net current period other comprehensive loss	—	11.1	11.1
Balance at March 29, 2025	$5.3	$(69.8)	$(64.5)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 30, 2023	$4.9	$(60.3)	$(55.4)
Other comprehensive income (loss) before reclassifications	0.1	(10.8)	(10.7)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1.4	—	1.4
Tax effect	(0.3)	2.5	2.2
Net current period other comprehensive income (loss)	1.2	(8.3)	(7.1)
Balance at March 30, 2024	$6.1	$(68.6)	$(62.5)

12. SEGMENT REPORTING

The Company has two reportable segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served and the methods of distribution and are consistent with how the segments are managed, how resources are allocated and how information is used by the Chief Operating Decision Maker ("CODM"). Our Chief Executive Officer ("CEO") serves as our CODM and is responsible for reviewing segment performance and making decisions regarding resource allocation. Our CODM evaluates each segment’s performance based on metrics such as net sales, segment gross profit and operating income, and other key financial indicators presented in the tables below in this section, as well as guides strategic decisions to align with company-wide goals. On a monthly basis, the CODM considers budget-to-actual variances for key measures when making decisions about allocating capital to the segments.

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the three months ended March 29, 2025, the unallocated costs totaled $8.4 and included certain corporate costs not deemed to be allocable to either business segment of $0.1 and amortization of acquisition-related intangible assets of $8.3. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

Net sales and operating profit of our business segments exclude intersegment sales and the related cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment.

Beginning in our 2024 annual reporting, we adopted ASU 2023-07 retrospectively. The following tables set forth our segment information of revenue, significant segment expenses, and operating income from operations for the periods ended March 29, 2025 and March 30, 2024:

	Three Months Ended March 29, 2025
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$126.4	$69.1	$-	$195.5
Reportable segment total cost of sales	89.0	46.6	-	135.6
Reportable segment gross profit	$37.4	$22.5	$-	$59.9
Selling, engineering and administrative expenses (a)	$14.8	$10.1	$-	$24.9
Research and development (b)	2.1	2.8	-	4.9
Indirect expenses (c)	3.1	1.6	0.1	4.8
Amortization of intangible assets (d)	-	-	8.3	8.3
Operating income	$17.4	$8.0	$(8.4)	$17.0

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Three Months Ended March 30, 2024
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$142.4	$69.6	$-	$212.0
Reportable segment total cost of sales	97.9	46.9	-	144.8
Reportable segment gross profit	$44.5	$22.7	$-	$67.2
Selling, engineering and administrative expenses (a)	$15.3	$10.0	$-	$25.3
Research and development (b)	2.1	3.1	-	5.2
Indirect expenses (c)	5.3	2.5	0.7	8.5
Amortization of intangible assets (d)	-	-	7.9	7.9
Operating income	$21.8	$7.1	$(8.6)	$20.3

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Three Months Ended
	March 29, 2025	March 30, 2024
Capital expenditures
Hydraulics	$4.5	$3.2
Electronics	1.6	2.3
Total	$6.1	$5.5
Depreciation and amortization
Hydraulics	$5.4	$5.7
Electronics	2.3	2.1
Corporate and Other	8.3	8.0
Total	$16.0	$15.8

	March 29, 2025	December 28, 2024
Goodwill
Hydraulics	$296.6	$287.1
Electronics	211.8	211.8
Total	$508.4	$498.9
Total assets
Hydraulics	$946.1	$926.6
Electronics	573.6	572.4
Corporate and Other	6.6	6.4
Total	$1,526.3	$1,505.4

Geographic Region Information

Net sales are measured based on the geographic destination of sales. In the first quarter of 2025, sales to the U.S. represented approximately 46% of total net sales. Other countries with net sales concentration included China, 9%, Australia, 8%, and Germany, 5%, approximately. All other countries individually represented less than 5% of total net sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right of use assets. The following table presents financial information by region:

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales
Americas	$106.6	$113.9
EMEA	44.1	52.0
APAC	44.8	46.1
Total	$195.5	$212.0

	March 29, 2025	December 28, 2024
Tangible long-lived assets
Americas	$136.3	$139.1
EMEA	39.0	36.5
APAC	18.5	17.9
Total	$193.8	$193.5

13. RELATED PARTY TRANSACTIONS

The Company has in the past purchased from, and sold inventory to, entities partially owned or managed by Directors of Helios ("related party entities"). For the three months ended March 29, 2025 and March 30, 2024, sales to related party entities totaled $0.0 and $1.0, respectively. At March 29, 2025, and December 28, 2024, amounts due from the related party entities totaled $0.0 and $0.0, respectively.

14. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

15. SUBSEQUENT EVENTS

The company evaluated subsequent events through the date the consolidated financial statements were issued. The Company did not identify any subsequent events that would require adjustments or disclosure.

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

Restructuring Activities

Our previously announced restructuring activities within our Hydraulics segment related to the creation of our two new Regional Operational Centers of Excellence ("CoE") are complete. The Hydraulic Manifold Solutions CoE, located in Mishawaka, Indiana, is now doing the manifold machining and integrated package assembly for Sun Hydraulics, Faster Inc., and Daman. The Hydraulic Valve and Coupling Solutions CoE, located in Sarasota, Florida, is manufacturing and assembling cartridge valve technology and quick release couplings. We also continue to add capabilities and activities to our recently expanded Tijuana, Mexico facility to support our Electronics segment. Initial efforts have focused on circuit board assembly and wire harness production. While activities are currently paused, we continue to evaluate plans to move additional production activities to Tijuana in 2025.

The initial phase of the restructuring activities to better optimize our European regional operations are complete. This included transitioning some manufacturing of manifolds and integrated package assembly to our Roncolo, Italy location. To create capacity in Roncolo, we moved some turning and lathing operations from Roncolo to our Rivolta, Italy location. These activities included transferring equipment and operations between facilities. Additional phases of this project are currently paused, we continue to evaluate plans for restructuring activities to optimizing operations in the European Region.

In January 2025, the Company began the early phases of restructuring the Helios Center of Engineering Excellence (“HCEE”). As the next phases of the restructuring plan begin, management plans to close the San Antonio office during the second quarter of 2025, reassign resources to the operations at our other major facilities across the business, and eliminate certain positions. All substantial activities are planned to be moved out of San Antonio during the second quarter of 2025, with $0.1 of tangible assets being transitioned to other facilities throughout 2025. As a result of this planned change in the HCEE business operations, the workforce intangible asset associated with the HCEE acquisition was reviewed by management and it was determined that the remaining net book value of the asset should be accelerated and amortized over a useful life ending June 2025. This resulted in an increase $0.5 amortization expense in the three months ending March 29, 2025.

Restructuring costs totaled $0.3 and $1.4, for the three months ended March 29, 2025 and March 30, 2024.

Global Economic and Geopolitical Conditions

We expect the challenging macroeconomic conditions to continue, characterized by economic uncertainty and market disruption driven inflationary pressures, political uncertainty, potential changes to current global trade policies and modifications of existing trade agreements, the potential negotiation of new trade agreements and imposition of new (and retaliatory) tariffs, including the recently announced and potentially contemplated tariffs by the U.S. presidential administration, the ongoing Russia-Ukraine war and the Israel-Hamas war. We are continuously monitoring these economic and geopolitical conditions and remain focused on liquidity management, pricing discipline, cost savings initiatives and production efficiency as ways to mitigate the risks associated with the uncertainty.

Refer to Item 1A "Risk Factors" of our Form 10-K for additional discussion of risks related to global economic conditions.

Tariffs

During and subsequent to the first quarter of 2025, additional tariffs were imposed on goods imported into the U.S. from China, Mexico and Canada, tariffs on steel and aluminum were increased and a reciprocal tariff on all other countries was imposed. Except for a slight uptick in sales from customers purchasing ahead of potential retaliatory tariffs at the end of the quarter, these additional tariffs did not have a material impact on our financial results for the three months ended March 29, 2025.

We import goods into the U.S. primarily from Mexico, Italy and China. Based on the tariffs in effect as of the date of this Form 10-Q, many of these goods are exempt from the recent tariffs imposed. Due to the dynamic tariff environment, it is not possible to predict if these exemptions will remain in place, or if tariff rates imposed will change. Tariffs on product we import from China represent the greatest exposure, as some of those products imported are subject to tariffs of up to 170% under the current structure.

We export products from our U.S. locations to more than 40 countries. Our total U.S. exports were approximately $28.3 or 14.5% of total sales in the three months ended March 29, 2025, of which exports to China were $6.8 or 3.5% of total sales in the period. Based on the tariffs in effect as of the date of the filing, products we export to China from the U.S. are subject to tariffs up to 125%. Trade relations between the U.S. and other countries are fluid and we are unable to predict if tariffs imposed by other countries on our U.S. exports will change in the future, especially given the recent trend of retaliatory tariffs by several countries, including China.

Due to the fluidity of the tariff environment and potential subsequent changes to effective dates, amounts of announced tariffs, and various exemptions for imports into the U.S., we are unable to fully quantify the impact the tariffs will have on our results of operations when and if enacted. Our current expectation, however, is to leverage our regional production capabilities, source components from local suppliers, and raise our prices, which we believe may mitigate the impact of higher tariff costs, though we are not able to provide assurances that we will be able to offset any or all tariff-related costs. Additionally, increased prices could impact demand for our products, including our ability to attract new customers or cause increases in existing customer attrition. If our attempts to mitigate tariff-related costs are not sufficient to offset our increased tariff-related costs adequately or in a timely manner, our business, results of operations, and our financial and/or operating costs may be adversely affected.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products decreased 16% during the first three months of 2025 compared to the first three months of the prior year while the U.S. index of orders of hydraulic products declined 12% during the same period. In Europe, the CEMA Business Barometer reported in March 2025 that the general business climate index for the European agricultural machinery industry has improved with both the current business sentiment and expectations for turnover in the next six months trending upward in Q1. The CEMA Barometer report also indicated that the improvement was reflected for most European markets with Poland, Spain and Italy leading the European market ranking. The CECE (Committee for European Construction Equipment) March report noted that the business climate was flat for the month after reporting four consecutive months of improvement in February. The order intake remains in line with prior years for both European and international markets, signaling that sales may be nearing their trough. Concerns about the general economic climate was the number one reported limiting factor while the uncertain tariff situation in the U.S. was reported to have caused evaluations of the North American market to deteriorate.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports first quarter 2025 output of semiconductors and other electronics components increased from the fourth quarter 2024, the fourth sequential quarterly increase. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments were down 3.1% in March after being up 11.3% in February and up 19.9% in January compared with the same months last year. PCB bookings in 2025 were flat in March compared to the prior year but are higher 19.3% for the first three months of the year after strong bookings in January and February. The book to bill ratio, calculated as the value of orders booked over the past three months divided by the value of sales in the same period, was above 1.2 for each month, indicating a strong demand environment to start the year. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments were relatively flat in the first three months compared to the prior year. EMS bookings were up 12.7% in March year over year after being down 3.6% in February and 1.2% in January, with the sentiment buyers were accelerating orders to get ahead of potential tariffs. IPC also indicated that the electronics industry demand index strengthened to its highest level in nearly a year in March, indicating an expansion in manufacturing activity. Electronics manufacturers did express concern about U.S. trade policies and the potential impacts to the overall economy and their business operations however.

Executive Officer and Board Transitions

On January 6, 2025, the Company announced that the Board of Directors ("Board") promoted Sean Bagan to President and Chief Executive Officer of the Company, effective January 6, 2025. The Board subsequently nominated Mr. Bagan for election to the Board at the 2025 Annual Meeting. Mr. Bagan also continues to serve as Chief Financial Officer while the Company conducts a search process, which will include internal and external candidates, to identify a permanent Chief Financial Officer to backfill his previous role. In connection with Mr. Bagan’s appointment, Chairman Philippe Lemaitre, serving as Executive Chairman, resumed his role as Non-Executive Chairman.

On March 13, 2025, Mr. Lemaitre notified the Company of his decision to retire and not seek re-nomination at the 2025 Annual Meeting. He had served on Helios’ Board since 2007 and as Chair since 2013. On March 13, 2025, the Board of the Company elected Laura Dempsey Brown to serve as the new Non-Executive Chair of the Company, effective March 13, 2025.

2025 First Quarter Results and Comparison of the Three Months Ended March 29, 2025, and March 30, 2024

(In millions, except per share data)

The following is a discussion of our first quarter of 2025 results of operations and liquidity and capital resources. Comparisons are with the corresponding reporting period of 2024, unless otherwise noted.

The following table presents our consolidated results of operations:

	Three Months Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Net sales	$195.5	$212.0	$(16.5)	(7.8)%
Gross profit	$59.9	$67.2	$(7.3)	(10.9)%
Gross profit %	30.6%	31.7%
Operating income	$17.0	$20.3	$(3.3)	(16.3)%
Operating income %	8.7%	9.6%
Net income	$7.3	$9.2	$(1.9)	(20.7)%
Diluted net income per share	$0.22	$0.28	$(0.06)	(21.4)%

First quarter consolidated net sales declined $16.5, 7.8%, below the prior-year first quarter. There was no impact from acquisitions. Sales declined in the Hydraulics segment due to lower demand across most end markets, predominantly the agriculture, mobile and industrial end markets. Sales were relatively flat in the Electronics segment, with slight growth in health and wellness and recreational segments offsetting declines in other markets. Changes in foreign currency exchange rates had an unfavorable impact to our first quarter sales of $2.3, 1.1%.

Compared to the prior year, sales in the first quarter were negatively impacted by reduced demand for products in our agriculture, mobile and industrial end markets, offset partially by an increase to the health and wellness end market. Sales in the recreational end market were relatively flat. Sales were down in all regions during the first quarter compared to the prior year.

First quarter gross profit decreased $7.3, 10.9%, below the prior year first quarter primarily from the impact of lower volume and higher material costs as a percentage of sales, partially offset by lower labor and overhead costs. Changes in foreign currency had an unfavorable impact of $0.6. Gross margin decreased by 110 basis points as the impact of lower fixed costs leverage on lower volume and higher material costs more than offset reductions in labor and overhead.

First quarter operating income as a percentage of sales decreased 90 basis points to 8.7%. The decrease is due to the gross margin level changes partially offset by lower operating expenses as a percentage of revenue, primarily from lower payroll and benefit costs, compared with the prior year period.

Net interest expense decreased by $0.8 to $7.4 in the first quarter of 2025. The prior year period interest expense benefited $1.8 from a recognized gain on an interest rate swap agreement. Excluding the impact of the interest rate swap agreement, interest expense was lower by $2.6 due to carrying a lower debt balance throughout the period and lower average interest rates. Average net debt decreased to $402.6 during the first quarter of 2025 compared with $448.9 during the first quarter of 2024. The reduction in average net debt is due to the paying down of debt incurred from prior year acquisitions.

The provision for income taxes for the first quarter of 2025 was 23.5% of pretax income compared to 23.2% for the prior-year first quarter. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

On December 20, 2022, the Organisation for Economic Co-operation and Development (“OECD”) published Pillar Two guidance on safe harbors and penalty relief (the “Safe Harbor Guidance”). The Safe Harbor Guidance includes a Transitional Country-by-Country Report (“CbCR”) Safe Harbor, which would deem a multinational enterprise’s (“MNE’s”) top-up tax for a jurisdiction to be zero and would allow the MNE to avoid undertaking detailed Global Anti-Base Erosion (“GloBE”) calculations in respect of that jurisdiction during the Transition Period if it can demonstrate one of the three transitional tests.

The company is continuing to evaluate the impact of Pillar Two legislation and the availability of transitional safe harbors. Based on its current assessment, the Company does not expect the implementation of Pillar Two to have a material impact on its consolidated effective tax rate for 2025. However, the Company will continue to monitor legislation developments and refine its analysis as additional guidance becomes available.

SEGMENT RESULTS

Hydraulics

The following table presents the results of operations for the Hydraulics segment:

	Three Months Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Net sales	$126.4	$142.4	$(16.0)	(11.2)%
Gross profit	$37.4	$44.5	$(7.1)	(16.0)%
Gross profit %	29.6%	31.3%
Operating income	$17.4	$21.8	$(4.4)	(20.2)%
Operating income %	13.8%	15.3%

First quarter net sales for the Hydraulics segment decreased by $16.0, 11.2%, compared with the prior year first quarter. The decline in sales in the first quarter was driven by softness across all end markets, most predominantly in the agriculture and mobile end markets. Changes in foreign currency exchange rates had an unfavorable impact of $2.2, 1.5%.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment:

	Three Months Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Americas	$49.9	$55.8	$(5.9)	(10.6)%
EMEA	37.9	45.5	(7.6)	(16.7)%
APAC	38.6	41.1	(2.5)	(6.1)%
Total	$126.4	$142.4

Regional sales performance in the first quarter compared to the prior year quarter was driven by:

Americas - sales declined $5.9, 10.6%, primarily from generally softer demand in the region.

EMEA - excluding favorable changes in foreign currency rates of $1.0, sales declined $6.6, 14.5%, primarily driven by softness in the agriculture end market.

APAC - excluding favorable changes in foreign currency rates of $1.0, sales increased $1.5, 3.6%, with decreased demand in China, Japan, Korea and India.

First quarter gross profit declined $7.1, 16.0%, primarily from lower volume while gross margin decreased by 170 basis points, primarily due to the impact of lower fixed costs leverage on lower volume. Material and variable costs declined year over year and were relatively flat as a percentage of sales. Changes in foreign currency exchange rates had a favorable impact of $0.6.

Operating income as a percentage of sales decreased 150 basis points to 13.8% in the first quarter of 2025 due to the gross margin decline partially offset by lower operating expenses. SEA expenses went down by $2.7, mainly due to lower labor and benefit costs.

Electronics

The following table presents the results of operations for the Electronics segment:

	Three Months Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Net sales	$69.1	$69.6	$(0.5)	(0.7)%
Gross profit	$22.5	$22.7	$(0.2)	(0.9)%
Gross profit %	32.6%	32.6%
Operating income	$8.0	$7.1	$0.9	12.7%
Operating income %	11.6%	10.2%

First quarter net sales for the Electronics segment decreased $0.5, 0.7%, compared with the prior year first quarter. Compared to the prior year period, first quarter sales in the health and wellness and recreational end markets increased slightly, while sales to the industrial, and mobile end markets decreased. Changes in foreign currency exchange rates had minimal impact.

The following table presents net sales based on the geographic region of the sale for the Electronics segment:

	Three Months Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Americas	$56.7	$58.1	$(1.4)	(2.4)%
EMEA	6.2	6.5	(0.3)	(4.6)%
APAC	6.2	5.0	1.2	24.0%
Total	$69.1	$69.6

Sales were flat to down across end markets in the Americas region compared to the prior year period, while higher sales in health and wellness were offset by year over year declines in other end markets in the EMEA region. APAC sales increased over the comparable period in APAC driven by the health and wellness end market.

First quarter gross profit decreased $0.2, 0.9% compared to the prior year first quarter, primarily due to lower volume. Gross margin was flat with costs in line with prior year on similar sales.

Operating income as a percentage of sales increased 140 basis points to 11.6% in the first quarter of 2025 compared to the prior year period due to lower SEA expenses. SEA expenses decreased $1.1 primarily due to lower labor and benefit costs.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the first quarter of 2025, these costs totaled $8.4 for: amortization of acquisition-related intangible assets of $8.3 and $0.1 for officer transition costs. Compared to the first quarter of 2024, these costs remained primarily flat.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. We also use borrowings on our credit facilities to fund acquisitions. During the first three months of 2025, cash provided by operating activities totaled $19.0. At the end of the first quarter, we had $45.9 of available cash and cash equivalents on hand and $352.6 of available credit on our revolving credit facilities. We also have a $400.0 accordion feature available under our Third Amended and Restated Credit Agreement, subject to certain pro forma compliance requirements, intended to support potential future acquisitions.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Three Months Ended
	March 29, 2025	March 30, 2024	$ Change
Net cash provided by operating activities	$19.0	$17.8	$1.2
Net cash used in investing activities	(6.8)	(6.3)	(0.5)
Net cash used in financing activities	(11.3)	(5.4)	(5.9)
Effect of exchange rate changes on cash and cash equivalents	0.9	(1.2)	2.1
Net increase in cash and cash equivalents	$1.8	$4.9	$(3.1)

Cash on hand increased $1.8 in the first quarter of 2025 to $45.9 as of March 29, 2025. Changes in exchange rates during the three months ended March 29, 2025, positively impacted cash and cash equivalents $0.9. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Year-to-date cash from operations increased by $1.2 to $19.0. Cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) decreased by $3.0 in the first quarter of 2025 compared to the same period in 2024. Changes in net operating assets and liabilities improved cash flow by $4.2 in the first quarter, compared to the prior year period, primarily from $4.8 of insurance proceeds received for losses the Company incurred due to a fire and a weather-related incident at one of its manufacturing facilities in Italy in the third quarter of 2023 and from days payable outstanding optimization, partially and offset by an increase in accounts receivable, accrued expenses and other liabilities. Changes in inventory increased cash by $1.1 in comparison to reduction of cash by $0.7 in the first quarter of 2025 and 2024, respectively. Days of inventory on hand decreased to 126 days as of March 29, 2025, compared with 135 days as of March 30, 2024. Changes in accounts receivable reduced cash by $15.3 and $13.1 in the first quarter of 2025 and 2024, respectively. Days sales outstanding increased slightly to 56 days as of March 29, 2025, compared with 54 days as of March 30, 2024. Changes in accounts payable increased cash by $4.8 in comparison to a reduction of cash of $1.8 in 2025 and 2024, respectively. Days payables outstanding for the 2025 year decreased to 41 days from 43 days during 2024.

Investing activities

Cash used in investing activities totaled $6.8 in the first quarter of 2025, compared to $6.3 in the first quarter of the prior year. The relatively flat year-over-year figures reflect our disciplined approach to capital allocation and continued focus on strategic investment priorities.

Capital expenditures totaled $6.1, 3.1%, of sales for the first quarter of 2025, an increase of $0.6 over the prior year comparable period. Capital expenditures for 2025 are forecasted to be approximately 3%-4% of sales, for investments in machinery and equipment, improvements to manufacturing technology and maintaining or replacing existing machine capabilities.

Financing activities

Net cash used in financing activities totaled $11.3 during the first quarter of 2025, compared to $5.4 in the same period of the prior year. In the first quarter of 2025, repayments, net of borrowings, totaled $7.8 compared to $0.7 in the first quarter of 2024.

Borrowings on our term loans and revolving credit facilities as of March 29, 2025, totaled $296.4 and $150.3, respectively. See Note 8 of the Notes to the Consolidated Financial Statements included in this Quarterly Report for additional information regarding our credit facilities.

On June 25, 2024, the Company amended and restated its credit agreement (the “Third Amended and Restated Credit Agreement”) with PNC Bank, National Association, as administrative agent, and the lenders party thereto. The amendment extended the debt maturity for five years and increased the Company’s revolving credit facility (the “Revolving Credit Facility) to $500.0, with the aggregate principal amount of the term loan credit facility (the “Term Loan Facility”) remaining at $300.0. The amendment also revised the accordion feature to permit an increase of up to an additional $400.0. Borrowings under the line of credit bear interest at defined rates plus an applicable margin based on the Company’s leverage ratio. Scheduled principal payments under the Term Loan Facility are payable in quarterly installments beginning on September 28, 2024 and continuing on the last day of each following fiscal quarter, beginning at $3.75 before increasing to $5.6 in June 2026 and $7.5 in June 2028. All remaining principal and unpaid accrued interest are due on the Term Loan Facility maturity date, which is June 25, 2029.

During the first quarter of 2025, we declared a quarterly cash dividend of $0.09 per share payable on April 22, 2025, to shareholders of record as of April 4, 2025. The declaration and payment of future dividends is subject to the sole discretion of the Board, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board.

Share Repurchase Program

On February 20, 2025, the Board approved a multi-year share repurchase program (the "Share Repurchase Program"), authorizing the Company to repurchase up to $100.0 of our outstanding common stock. The Company may purchase shares at management’s discretion from time to time in the open market, through privately negotiated transactions, through investment banking institutions or through other means in accordance with applicable federal securities laws, including Rule 10b5-1 trading plans. To the extent that the Company repurchases its shares, the amount and timing of any repurchases are subject to a variety of factors including, but not limited to, general business and market conditions, share price, regulatory and legal requirements and capital availability. The share repurchase program will be funded with cash on hand and cash generated from operations. As of March 29, 2025, no shares have been repurchased under the Share Repurchase Program.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any material changes made during the first three months of 2025, are disclosed in Note 2 of the Notes to the Consolidated Unaudited Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our term loans and revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of March 29, 2025, we had $150.3 in borrowings outstanding under the revolving credit facilities and $296.4 in borrowings outstanding under the term loans. Based on our level of variable rate debt outstanding during the quarter ended March 29, 2025, a one percentage point increase or decrease in the average interest rate would have an impact on our annual financing costs over the next twelve months of approximately $4.4. This analysis excludes any effects from interest rate swap contracts as the Company does not have any active interest rate swap contracts.

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. Except as described above, there were no material changes during the three months ended March 29, 2025.

Item 4. CONTROLS AND PROCEDURES.

The Company’s management, with the participation of the President, Chief Executive Officer, and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information we are required to disclose is recorded, processed, summarized and reported within the necessary time periods. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our President, Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the quarter ended March 29, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

10.1+	Form of Restricted Stock Unit and Stock Option Agreement for officers and employees (filed herewith).

31.1	CEO and CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, has been formatted in Inline XBRL.

+ Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2025	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Sean Bagan
Sean Bagan
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)