Form 10-Q
period 2025-06-28
HELIOS TECHNOLOGIES, INC.
filed 2025-08-05
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

The registrant had 33,153,838 shares of common stock, par value $.001, outstanding as of July 25, 2025.

Helios Technologies, Inc.

INDEX

For the quarter ended

June 28, 2025

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	June 28, 2025	December 28, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53.0	$44.1
Accounts receivable, net of allowance for credit losses of $2.0 and $2.4	123.7	104.6
Inventories, net	187.2	190.1
Income taxes receivable	9.2	15.1
Other current assets	24.2	30.3
Assets of business held for sale	41.8	-
Total current assets	439.1	384.2
Property, plant and equipment, net	208.2	216.4
Deferred income taxes	2.3	2.1
Goodwill	523.9	498.9
Other intangible assets, net	385.4	384.0
Other assets	22.8	19.8
Total assets	$1,581.7	$1,505.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$74.9	$56.7
Accrued compensation and benefits	21.2	24.6
Other accrued expenses and current liabilities	31.2	25.8
Current portion of long-term non-revolving debt, net	24.5	16.0
Dividends payable	3.0	3.0
Income taxes payable	10.6	12.5
Liabilities of business held for sale	13.6	-
Total current liabilities	179.0	138.6
Revolving lines of credit	141.4	147.3
Long-term non-revolving debt, net	267.4	283.2
Deferred income taxes	56.8	41.1
Other noncurrent liabilities	25.4	30.8
Total liabilities	670.0	641.0
Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $0.001, 2.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100.0 shares authorized, 33.3 and 33.3 shares issued and outstanding	—	—
Capital in excess of par value	440.7	437.4
Treasury stock, at cost, 0.2 and 0 shares, respectively	(6.5)	-
Accumulated other comprehensive loss	(37.7)	(75.6)
Retained Earnings	515.2	502.6
Total shareholders' equity	911.7	864.4
Total liabilities and shareholders' equity	$1,581.7	$1,505.4

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations (unaudited)

(in millions, except per share data)

	Three Months Ended
	June 28, 2025	June 29, 2024
	(unaudited)	(unaudited)
Net sales	$212.5	$219.9
Cost of sales	145.0	149.3
Gross profit	67.5	70.6
Selling, engineering and administrative expenses	37.3	36.7
Amortization of intangible assets	8.3	7.9
Operating income	21.9	26.0
Interest expense, net	7.0	8.5
Foreign currency transaction loss, net	0.5	0.2
Other non-operating income, net	(0.5)	(0.3)
Income before income taxes	14.9	17.6
Income tax provision	3.5	4.0
Net income	$11.4	$13.6

Net income per share:
Basic	$0.34	$0.41
Diluted	$0.34	$0.41

Weighted average shares outstanding:
Basic	33.3	33.2
Diluted	33.3	33.3

Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations (unaudited)

(in millions, except per share data)

	Six Months Ended
	June 28, 2025	June 29, 2024
	(unaudited)	(unaudited)
Net sales	$408.0	$431.9
Cost of sales	280.6	294.1
Gross profit	127.4	137.8
Selling, engineering and administrative expenses	71.9	75.7
Amortization of intangible assets	16.5	15.7
Operating income	39.0	46.4
Interest expense, net	14.4	16.7
Foreign currency transaction loss, net	0.6	0.5
Other non-operating income, net	(0.4)	(0.3)
Income before income taxes	24.4	29.5
Income tax provision	5.8	6.8
Net income	$18.6	$22.7

Net income per share:
Basic	$0.56	$0.69
Diluted	$0.56	$0.68

Weighted average shares outstanding:
Basic	33.3	33.2
Diluted	33.4	33.3

Dividends declared per share	$0.18	$0.18

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$11.4	$13.6	$18.6	$22.7
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	26.8	(2.3)	37.9	(10.6)
Unrealized gain on interest rate swaps, net of tax	—	(0.8)	—	0.4
Total other comprehensive income (loss)	26.8	(3.1)	37.9	(10.2)
Comprehensive income	$38.2	$10.5	$56.5	$12.5

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive	Treasury	Treasury
	shares	stock	shares	stock	par value	earnings	loss	Shares	Stocks	Total

Balance at March 29, 2025	—	$—	33.3	$—	$438.8	$506.9	$(64.5)	—	$—	$881.2
Shares issued, restricted stock										$—
Shares issued, ESPP					0.4					$0.4
Stock-based compensation					1.4					$1.4
Cancellation of shares for payment of employee tax withholding					0.1					$0.1
Shares repurchased								0.2	(6.5)	$(6.5)
Dividends declared						(3.0)				$(3.0)
Net income						11.4				$11.4
Other comprehensive income							26.8			$26.8
Balance at June 28, 2025	—	$—	33.3	$—	$440.7	$515.2	$(37.7)	0.2	$(6.5)	$911.7

Balance at March 30, 2024	—	$—	33.2	$—	$437.3	$481.8	$(62.5)	—	$—	$856.6
Shares issued, restricted stock										$—
Shares issued, ESPP					0.5					$0.5
Stock-based compensation					2.5					$2.5
Cancellation of shares for payment of employee tax withholding					(0.6)					$(0.6)
Shares repurchased										$—
Dividends declared						(3.0)				$(3.0)
Net income						13.6				$13.6
Other comprehensive loss							(3.1)			$(3.1)
Balance at June 29, 2024	—	$—	33.2	$—	$439.7	$492.4	$(65.6)	—	$—	$866.5

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Six Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive	Treasury	Treasury
	shares	stock	shares	stock	par value	earnings	loss	Shares	Stocks	Total

Balance at December 28, 2024	—	$—	33.3	$—	$437.4	$502.6	$(75.6)	—	$—	$864.4
Shares issued, restricted stock										$—
Shares issued, ESPP					0.9					$0.9
Stock-based compensation					2.9					$2.9
Cancellation of shares for payment of employee tax withholding					(0.5)					$(0.5)
Shares repurchased								0.2	(6.5)	$(6.5)
Dividends declared						(6.0)				$(6.0)
Net income						18.6				$18.6
Other comprehensive income							37.9			$37.9
Balance at June 28, 2025	—	$—	33.3	$—	$440.7	$515.2	$(37.7)	0.2	$(6.5)	$911.7

Balance at December 30, 2023	—	$—	33.1	$—	$434.4	$475.6	$(55.4)	—	$—	$854.6
Shares issued, restricted stock			0.1							$—
Shares issued, ESPP					1.0					$1.0
Stock-based compensation					6.7					$6.7
Cancellation of shares for payment of employee tax withholding					(2.4)					$(2.4)
Shares repurchased										$—
Dividends declared						(5.9)				$(5.9)
Net income						22.7				$22.7
Other comprehensive loss							(10.2)			$(10.2)
Balance at June 29, 2024	—	$—	33.2	$—	$439.7	$492.4	$(65.6)	—	$—	$866.5

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows (unaudited)

Six Months Ended

(in millions)

	Six Months Ended
	June 28, 2025	June 29, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$18.6	$22.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.9	31.7
Loss on disposal of assets	0.1	—
Stock-based compensation expense	2.9	6.7
Amortization of debt issuance costs	0.4	0.7
Benefit for deferred income taxes	(1.4)	(1.3)
Other, net	0.5	0.8
(Increase) decrease in:
Accounts receivable	(23.4)	(19.5)
Inventories	(1.7)	6.3
Income taxes receivable	6.5	1.2
Other current assets	2.1	(6.0)
Other assets	(1.3)	3.9
Increase (decrease) in:
Accounts payable	21.4	(1.9)
Accrued expenses and other liabilities	4.2	5.2
Income taxes payable	(2.8)	4.0
Other noncurrent liabilities	(2.0)	(2.9)
Net cash provided by operating activities	56.0	51.6
Cash flows from investing activities:
Capital expenditures	(11.5)	(13.6)
Proceeds from dispositions of property, plant and equipment	0.2	—
Software development costs	(1.9)	(1.8)
Net cash used in investing activities	(13.2)	(15.4)
Cash flows from financing activities:
Borrowings on revolving credit facilities	20.6	37.1
Repayment of borrowings on revolving credit facilities	(38.4)	(43.6)
Borrowings on long-term non-revolving debt	—	126.8
Repayment of borrowings on long-term non-revolving debt	(7.8)	(138.5)
Proceeds from stock issued	0.9	1.0
Purchase of Treasury stock	(6.5)	—
Dividends to shareholders	(6.0)	(6.0)
Payment of employee tax withholding on equity award vestings	(0.5)	(2.4)
Proceeds received upon termination of Cash Flow Hedge instruments	—	7.1
Other financing activities	(0.8)	(4.1)
Net cash used in financing activities	(38.5)	(22.6)
Effect of exchange rate changes on cash and cash equivalents	4.6	(1.0)
Net increase in cash and cash equivalents	8.9	12.6
Cash and cash equivalents, beginning of period	44.1	32.4
Cash and cash equivalents, end of period	$53.0	$45.0

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K. In management’s opinion, all adjustments necessary for a fair statement of the Company’s financial position are reflected in the interim periods presented. Operating results for the six months ended June 28, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ended January 3, 2026.

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

Assets and Liabilities Held for Sale

Assets and liabilities are classified as held for sale when management commits to a plan to sell a disposal group in its present condition and the sale is probable and expected to close within 12 months, in accordance with ASC 360-10-45-9. Upon classification, the disposal group is measured at the lower of its carrying amount or fair value less costs to sell, and depreciation and amortization are suspended. Held for sale assets and liabilities are separately presented in current assets and current liabilities in the Condensed Consolidated Balance Sheets. Any loss upon initial classification or subsequent measurement is recognized in the statement of operations. Please refer to Note 7 - Assets Held For Sale, for further information about assets held for sale.

Capitalized Software Development Costs

The Company sells certain products that contain embedded software that is integral to the functionality of the products. Internal and external costs incurred for developing this software are charged to expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the products are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of accumulated amortization, were $12.4 and $11.1 at June 28, 2025, and December 28, 2024, respectively, and are included in Other assets in the Consolidated Balance Sheets. For the six months ended June 28, 2025 and June 29, 2024 amortization expense of Capitalized software development costs were $0.7 and $0.6, respectively, and are included in Cost of goods sold in the Consolidated Statements of Operations.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$11.4	$13.6	$18.6	$22.7

Weighted average shares outstanding - Basic	33.3	33.2	33.3	33.2
Net effect of dilutive securities - Stock based compensation	—	0.1	0.1	0.1
Weighted average shares outstanding - Diluted	33.3	33.3	33.4	33.3

Net income per share:
Basic	$0.34	$0.41	$0.56	$0.69
Diluted	$0.34	$0.41	$0.56	$0.68

Basic and diluted earnings per share is calculated by dividing net earnings by the coinciding weighted average number of shares outstanding. Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units and dilutive stock options, based on the treasury stock method. At June 28, 2025, there were 164,244 stock options that were excluded from the diluted earnings per share calculation as they would have been anti-dilutive.

Recently Adopted Accounting Standard

Beginning in 2024 annual reporting, we adopted Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) that was issued by the Financial Accounting Standards Board ("FASB"). This new standard requires an enhanced disclosure of significant segment expenses on an annual and interim basis. Upon adoption, the guidance was applied retrospectively to all prior periods presented in the financial statements, which resulted in the disclosure of selling, engineering and administrative expenses, research and development costs, indirect expenses, and amortization of intangible assets for each reportable segment. For additional information, see Note 13 — Segment Reporting.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at June 28, 2025, and December 28, 2024. As of June 28, 2025, the Company had no fair value instruments outstanding, see Note 8 of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

June 28, 2025
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

The table below summarizes the changes in the estimated fair value of the contingent consideration liability related to the Company's acquisition of Balboa Water Group as of June 28, 2025. The contractual contingent payment is payable in 2025.

Balance at December 28, 2024	$0.4
Change in estimated fair value	-
Payment on liability	-
Accretion in value	-
Balance at June 28, 2025	$0.4

4. INVENTORIES, NET

At June 28, 2025, and December 28, 2024, inventory consisted of the following:

	June 28, 2025	December 28, 2024
Raw materials	$107.8	$105.3
Work in process	51.1	48.7
Finished goods	39.6	46.7
Provision for obsolete and slow-moving inventory	(11.3)	(10.6)
Total	$187.2	$190.1

5. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the six months ended June 28, 2025, and June 29, 2024, operating lease costs totaled $3.9 and $3.7, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	June 28, 2025	December 28, 2024
Right-of-use assets	$17.6	$22.9
Lease liabilities:
Current lease liabilities	$4.7	$4.4
Non-current lease liabilities	14.5	20.3
Total lease liabilities	$19.2	$24.7

Weighted average remaining lease term (in years):	2.5
Weighted average discount rate:	3.5%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.3	$4.0
Non-cash impact of new leases and lease modifications	$1.7	$1.5

Maturities of lease liabilities are as follows:

2025 Remaining	$3.4
2026	4.5
2027	3.4
2028	3.1
2029	2.9
2030	2.6
Thereafter	3.8
Total lease payments	23.6
Less: Imputed interest	(4.4)
Total lease obligations	19.2
Less: Current lease liabilities	(4.7)
Non-current lease liabilities	$14.5

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the six months ended June 28, 2025, is as follows:

	Hydraulics	Electronics	Total
Balance at December 28, 2024	$287.1	$211.8	$498.9
Assets held for sale	(5.6)	—	(5.6)
Currency translation	30.5	0.1	30.6
Balance at June 28, 2025	$312.0	$211.9	$523.9

Acquired Intangible Assets

At June 28, 2025, and December 28, 2024, acquired intangible assets consisted of the following:

	June 28, 2025			December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$95.8	$(31.8)	$64.0	$94.1	$(28.6)	$65.5
Non-compete agreements	2.0	(1.9)	0.1	2.0	(1.6)	0.4
Technology	54.6	(34.1)	20.5	53.4	(31.3)	22.1
Supply agreement	21.0	(18.0)	3.0	21.0	(17.0)	4.0
Customer relationships	400.2	(102.5)	297.7	380.1	(89.6)	290.5
Workforce	6.1	(6.1)	—	6.2	(4.7)	1.5
	$579.7	$(194.3)	$385.4	$556.8	$(172.8)	$384.0

Amortization expense on acquired intangible assets for the six months ended June 28, 2025, and June 29, 2024, was $16.5 and $15.7, respectively, reflected in amortization of intangible assets in the Consolidated Statements of Operations. Additionally, $0.2 and $0.4 of acquired amortization expense for the three and six months ended June 28, 2025, respectively, was reflected in cost of sales in the Consolidated Statement of Operations. Future estimated total amortization expense is presented below.

Year:
2025 Remaining	$15.5
2026	30.5
2027	27.4
2028	27.1
2029	25.2
2030	24.4
Thereafter	235.4
Total	$385.4

In January 2025, the Company began the early phases of restructuring the Helios Center of Engineering Excellence (“HCEE”). Consistent with the Company's previously announced restructuring plan, during the end of the second quarter 2025, management ceased operations at the San Antonio office and reassigned resources to the operations at our other major facilities across the business, and eliminated certain positions. As a result of this change in the HCEE business operations, the workforce intangible asset associated with the HCEE acquisition was reviewed by management and it was determined that the remaining net book value of the asset should be amortized over a useful life ending during the second quarter of 2025. This resulted in increases of $0.3 and $0.8 amortization expense for the three and six months ending June 28, 2025, respectively, associated with this intangible asset.

7. ASSETS AND LIABILITIES HELD FOR SALE

In the second quarter of 2025, the Company committed to a plan to sell all of the outstanding equity interest in Guwing Holdings Pty. Ltd. ("Guwing"), and Guwing's 100% ownership of the share capital of Custom Fluidpower Pty. Ltd. ("CFP"). On August 4, 2025, the Company executed a definitive agreement to sell CFP to Questas Group (“Questas”) and entered into an exclusive agreement with Questas for the Company to continue its relationship with CFP as a customer of its Sun Hydraulics’ business for cartridge valve and manifold products. The commitment was made as a result of the Company's assessment of its go-to-market approach and operations footprint in the APAC region. We expect to close the sale within 60 to 90 days, subject to regulatory approvals and other customary closing conditions.

CFP was acquired in August 2018 and expanded the Company's hydraulics operations and footprint in APAC. Since acquiring CFP, we have further invested in the APAC region as part of our "in the region for the region" strategy and have expanded manufacturing and design engineering capabilities. In evaluating our current portfolio and footprint, we believe CFP is better suited within our value-adding distribution customer base.

The assets and liabilities of Guwing and CFP met the criteria for classification as held for sale as of June 28, 2025. In connection with the classification of these assets and liabilities as held for sale, the Company evaluated the fair value of the disposal group, including goodwill, less estimated costs to sell. The fair value was determined using significant unobservable inputs (Level 3) based on expected proceeds to be received upon the sale of the business. As a result of this evaluation, it was determined that the fair value of the disposal group, less costs to sell, was higher than its carrying value.

The carrying amounts of the assets and liabilities of the disposal group classified as held for sale in our Consolidated Balance Sheet as of June 28, 2025 were as follows:

June 28, 2025

Accounts receivable, net	$8.9
Inventories, net	10.9
Other current assets	4.6
Property, plant and equipment, net	9.6
Goodwill	5.6
Other intangible assets, net	2.2
Total assets held for sale	$41.8

Accounts payable	$4.6
Accrued compensation and benefits	2.6
Other accrued expense and current liabilities	2.1
Other noncurrent liabilities	4.3
Total liabilities held for sale	$13.6

This disposition is not accounted for as discontinued operations as it does not represent a strategic shift in the Company's operations. The net income of the disposal group is included in the Company's Consolidated Statements of Operations and is reflected in the Hydraulics segment results as disclosed in Note 13 - Segment Reporting. The pre-tax income of the disposal group for the three months ended June 28, 2025 and June 29, 2024 was $0.8 and $0.9 respectively. For the six months ended June 28, 2025 and June 29, 2024, pre-tax profit of the disposal group was $1.6 and $1.4 respectively.

8. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities. The Company had previously entered into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company had previously entered into interest rate derivatives to manage the effects of interest rate movements on the Company’s credit facilities. As of June 28, 2025 and June 29, 2024, the Company had no active foreign currency forward contracts, as further described below. As of June 28, 2025 and December 28, 2024, the Company had no active interest rate swap agreements, as further described below.

The amount of gains and losses related to the Company’s derivative financial instruments for the six months ended June 28, 2025, and June 29, 2024, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	June 28, 2025	June 29, 2024	into Earnings (Effective Portion)	June 28, 2025	June 29, 2024
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$-	$0.5	Interest expense, net	$-	$3.6

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $14.4 and $16.7 for the six months ended June 28, 2025, and June 29, 2024, respectively.

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

Previously, the Company had entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with these transactions, the Company paid interest based upon a fixed rate as agreed upon with the respective counterparties and received variable rate interest payments. The interest rate swaps were designated as hedging instruments and were accounted for as cash flow hedges. The interest rate swap contracts were terminated on June 25, 2024, and at June 28, 2025, the Company had no active interest rate swap contracts.

Foreign Currency Forward Contracts

The Company from time to time has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At June 28, 2025, the Company had no active foreign currency forward contracts.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $105.4 as of June 28, 2025, and is included in the Revolving lines of credit line item in the Consolidated Balance Sheets. The loss on the net investment hedge recorded in accumulated other comprehensive income as part of the currency translation adjustment was $8.6, net of tax, for the six months ended June 28, 2025.

9. CREDIT FACILITIES

Total non-revolving debt consists of the following:

	Maturity Date	June 28, 2025	December 28, 2024
Long-term non-revolving debt:
Term loans with PNC Bank	June 2029	$285.0	$292.5
Term loans with Citibank	June 2026	7.9	7.8
Total long-term non-revolving debt		292.9	300.3
Less: current portion of long-term non-revolving debt		24.5	16.0
Less: unamortized debt issuance costs		1.0	1.1
Total long-term non-revolving debt, net		$267.4	$283.2

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	June 28, 2025	December 28, 2024	June 28, 2025	December 28, 2024
Revolving line of credit with PNC Bank	June 2029	$141.4	$147.3	$357.6	$351.7
Revolving line of credit with Citibank	June 2026	2.9	3.0	1.0	0.7

Future maturities of total debt are as follows:

Year:
2025 Remaining	$11.4
2026	27.5
2027	22.5
2028	28.1
2029	347.7
Total	$437.2

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

The revolving line of credit allows for borrowings up to an aggregate maximum principal amount of $500.0. To hedge currency exposure in foreign operations, €90.0 of the borrowings on the line of credit are denominated in euros. The borrowings have been designated as a net investment hedge, see additional information in Note 8 of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Borrowings under the line of credit bear interest at defined rates plus an applicable margin based on the Company's leverage ratio.

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

As of June 28, 2025, the Company was in compliance with all debt covenants related to the Third Amended and Restated Credit Agreement.

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

As of June 28, 2025, the Company was in compliance with all debt covenants related to the term loans and line of credit with Citibank. Additionally, the secured loans with Citibank are secured by a parent guarantee.

The consolidated effective interest rate on the Company's credit agreements at June 28, 2025, was 5.7%. Interest expense recognized, excluding interest rate swap activity, during the six months ended June 28, 2025, and June 29, 2024, totaled $14.4 and $20.1, respectively.

10. INCOME TAXES

The provision for income taxes for the three months ended June 28, 2025 and June 29, 2024, was 23.8% and 23.0% of pretax income, respectively. The provision for income taxes for the six months ended June 28, 2025, and June 29, 2024, was 23.7% and 23.1% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products.

At June 28, 2025, the Company had unrecognized tax benefits of $6.0 including accrued interest. If recognized, $0.4 of unrecognized tax benefits would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of June 28, 2025 is not considered material to the Company’s Consolidated Financial Statements.

The Company is currently under audit by certain foreign tax authorities and remains subject to income tax examinations in various foreign jurisdictions. The Company believes it has adequately reserved for potential income tax exposures that could result from audit adjustments.

11. STOCK-BASED COMPENSATION AND EQUITY

Equity Incentive Plan

The Company’s 2023 Equity Incentive Plan (“2023 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted share units, stock options, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2023 Plan replaced the prior 2019 Equity Incentive Plan and was approved by the Company’s shareholders at the 2023 Annual Meeting of Shareholders.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan and from time to time for special recognition. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. Compensation expense recognized for RSUs granted to employees totaled $2.2 and $5.9, respectively, for the six months ended June 28, 2025, and June 29, 2024.

The Helios Technologies, Inc. Non-Employee Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2019 Plan or 2023 Plan, which vest over a one-year period. Directors were granted 15,182 and 11,989 RSUs during the six months ended June 28, 2025, and June 29, 2024, respectively. The Company recognized director stock compensation expense on the RSUs of $0.5 and $0.6 for the six months ended June 28, 2025, and June 29, 2024, respectively.

The following table summarizes RSU activity for the six months ended June 28, 2025:

		Weighted Average
	Number of Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at December 28, 2024	224	$49.13
Granted	114	38.06
Vested	(74)	55.38
Forfeited	(18)	43.64
Nonvested balance at June 28, 2025	246	$42.52

Included in the nonvested balance at June 28, 2025, are 58,041 nonvested performance-based RSUs.

The Company had $6.6 of total unrecognized compensation cost related to the RSU awards as of June 28, 2025. That cost is expected to be recognized over a weighted average period of 1.9 years.

Stock Options

In February 2025, the Company granted additional stock options with time and performance vesting conditions to its officers and employees. Performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of options ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. These options have an exercise price per share of $39.80 which is equal to the market price of Helios stock on the grant date. The options have a 10-year expiration. The grant date fair value of the options totaled $2.5 and was estimated using a Black Scholes valuation model. As of June 28, 2025, there are 131,933 unvested options.

At June 28, 2025, the Company had $2.4 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 2.6 years.

	Number of Shares (not rounded)	Weighted Average Exercise Price
Outstanding at December 28, 2024	46,529	$42.29
Granted	131,933	39.80
Forfeited/Expired	(14,218)	39.92
Outstanding at June 28, 2025	164,244	40.50
Exercisable at June 28, 2025 (A)	4,693	49.67

(A) Options expire between the years 2030-2032 with strike prices between $39.75 - $55.03.

Share Repurchase Plan

On February 20, 2025, the Board approved a multi-year share repurchase program (the "Share Repurchase Program"), authorizing the Company to repurchase up to $100.0 of our outstanding common stock. The Company may purchase shares at management’s discretion from time to time in the open market, through privately negotiated transactions, through investment banking institutions or through other means in accordance with applicable federal securities laws, including Rule 10b5-1 trading plans. To the extent that the Company repurchases its shares, the amount and timing of any repurchases are subject to a variety of factors including, but not limited to, general business and market conditions, share price, regulatory and legal requirements and capital availability. The program does not obligate the Company to acquire a minimum number of shares. The share repurchase program will be funded with cash on hand and cash generated from operations. As of June 28, 2025, the Company has repurchased 200,000 shares under the Share Repurchase Program. As of June 28, 2025, the Company has $93.5 million of remaining availability to repurchase outstanding common stock under its Share Repurchase Program.

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

Employees purchased 33,506 shares at a weighted average price of $27.03 and 25,494 shares at a weighted average price of $37,79, under the ESPP and UK plans during the six months ended June 28, 2025, and June 29, 2024, respectively. The Company recognized $0.2 and $0.2 compensation expense during the six months ended June 28, 2025, and June 29, 2024, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 28, 2024	$5.3	$(80.9)	$(75.6)
Other comprehensive loss before reclassifications	—	50.4	50.4
Tax effect	—	(12.5)	(12.5)
Net current period other comprehensive loss	—	37.9	37.9
Balance at June 28, 2025	$5.3	$(43.0)	$(37.7)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 30, 2023	$4.9	$(60.3)	$(55.4)
Other comprehensive loss before reclassifications	(2.3)	(13.6)	(15.9)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.8	—	2.8
Tax effect	(0.1)	3.0	2.9
Net current period other comprehensive income (loss)	0.4	(10.6)	(10.2)
Balance at June 29, 2024	$5.3	$(70.9)	$(65.6)

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the six months ended June 28, 2025, the unallocated costs totaled $17.4 and included certain corporate costs not deemed to be allocable to either business segment of $0.9 and amortization of acquisition-related intangible assets of $16.5. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

Net sales and operating profit of our business segments exclude intersegment sales and the related cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment.

Beginning in our 2024 annual reporting, we adopted ASU 2023-07 retrospectively. The following tables set forth our segment information of revenue, significant segment expenses, and operating income from operations for the periods ended June 28, 2025 and June 29, 2024:

	Three Months Ended Jun 28, 2025
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$140.9	$71.6	$-	$212.5
Reportable segment total cost of sales	94.4	50.6	-	145.0
Reportable segment gross profit	$46.5	$21.0	$-	$67.5
Selling, engineering and administrative expenses (a)	$15.9	$10.8	$-	$26.7
Research and development (b)	2.3	2.6	-	4.9
Indirect expenses (c)	3.3	1.7	0.7	5.7
Amortization of intangible assets (d)	-	-	8.3	8.3
Operating income	$25.0	$5.9	$(9.0)	$21.9

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Three Months Ended June 29, 2024
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$145.7	$74.2	$-	$219.9
Reportable segment total cost of sales	100.8	48.5	-	149.3
Reportable segment gross profit	$44.9	$25.7	$-	$70.6
Selling, engineering and administrative expenses (a)	$14.9	$10.5	$-	$25.4
Research and development (b)	2.1	3.0	-	5.1
Indirect expenses (c)	4.0	1.9	0.3	6.2
Amortization of intangible assets (d)	-	-	7.9	7.9
Operating income	$23.9	$10.3	$(8.2)	$26.0

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Six Months Ended Jun 28, 2025
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$267.3	$140.7	$-	$408.0
Reportable segment total cost of sales	183.4	97.2	-	280.6
Reportable segment gross profit	$83.9	$43.5	$-	$127.4
Selling, engineering and administrative expenses (a)	$30.7	$20.9	$-	$51.6
Research and development (b)	4.4	5.4	-	9.8
Indirect expenses (c)	6.3	3.3	0.9	10.5
Amortization of intangible assets (d)	-	-	16.5	16.5
Operating income	$42.5	$13.9	$(17.4)	$39.0

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Six Months Ended June 29, 2024
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$288.1	$143.8	$-	$431.9
Reportable segment total cost of sales	198.6	95.5	-	294.1
Reportable segment gross profit	$89.5	$48.3	$-	$137.8
Selling, engineering and administrative expenses (a)	$30.2	$20.5	$-	$50.7
Research and development (b)	4.2	6.1	-	10.3
Indirect expenses (c)	9.4	4.3	1.0	14.7
Amortization of intangible assets (d)	-	-	15.7	15.7
Operating income	$45.7	$17.4	$(16.7)	$46.4

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Capital expenditures
Hydraulics	$4.9	$6.5	$9.4	$9.8
Electronics	0.5	1.5	2.1	3.8
Total	$5.4	$8.0	$11.5	$13.6
Depreciation and amortization
Hydraulics	$5.3	$5.8	$10.7	$11.4
Electronics	2.3	2.3	4.6	4.4
Corporate and Other	8.3	8.0	16.6	15.9
Total	$15.9	$16.1	$31.9	$31.7

	June 28, 2025	December 28, 2024
Goodwill
Hydraulics	$312.0	$287.1
Electronics	211.9	211.8
Total	$523.9	$498.9
Total assets
Hydraulics	$1,001.0	$926.6
Electronics	574.5	572.4
Corporate and Other	6.2	6.4
Total	$1,581.7	$1,505.4

Geographic Region Information

Net sales are measured based on the geographic destination of sales. For the six months ended June 28, 2025, sales to the U.S. represented approximately 45% of total net sales. Other countries with net sales concentration included China, 10%, Australia, 8%, and Germany, 6%, approximately. All other countries individually represented less than 5% of total net sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right of use assets. The following table presents financial information by region:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales
Americas	$107.9	$117.3	$214.5	$231.2
EMEA	54.6	51.8	98.7	103.8
APAC	50.0	50.8	94.8	96.9
Total	$212.5	$219.9	$408.0	$431.9

	June 28, 2025	December 28, 2024
Tangible long-lived assets
Americas	$128.7	$139.1
EMEA	42.5	36.5
APAC	19.4	17.9
Total	$190.6	$193.5

14. RELATED PARTY TRANSACTIONS

The Company has in the past purchased from, and sold inventory to, entities partially owned or managed by Directors of Helios ("related party entities"). For the six months ended June 28, 2025, and June 29, 2024, sales to related party entities totaled $0.0 and $2.3, respectively. At June 28, 2025, and December 28, 2024, amounts due from the related party entities totaled $0.0 and $0.0, respectively.

15. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

16. SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring business tax provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We will continue to monitor federal and state level guidance, including state conformity to these federal tax changes, as further legislative and administrative updates become available. We are currently assessing its impact on our consolidated financial statements.

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

We operate under two business segments: Hydraulics and Electronics. The Hydraulics segment designs and manufactures hydraulic motion control and fluid conveyance technology products, including cartridge valves, manifolds, quick release couplings as well as engineers hydraulic solutions and in some cases complete systems. Our Hydraulics segment includes products sold under the Sun Hydraulics, Faster, Custom Fluidpower, NEM, Taimi, Daman and Schultes brands. The Electronics segment designs and manufactures customized electronic controls systems, displays, wire harnesses and software solutions for a variety of end markets including industrial and mobile, recreational and health and wellness. The Electronics segment includes products sold under the Enovation Controls, Murphy, Zero Off, HCT, Balboa Water Group and Joyonway brands.

Restructuring Activities

Our previously announced restructuring activities within our Hydraulics segment related to the creation of our two new Regional Operational Centers of Excellence ("CoE") are complete. The Hydraulic Manifold Solutions CoE, located in Mishawaka, Indiana, is now doing the manifold machining and integrated package assembly for Sun Hydraulics, Faster Inc., and Daman. The Hydraulic Valve and Coupling Solutions CoE, located in Sarasota, Florida, is manufacturing and assembling cartridge valve technology and quick release couplings. We also continue to add capabilities and activities to our recently expanded Tijuana, Mexico facility to support our Electronics segment. Initial efforts have focused on circuit board assembly and wire harness production. We paused activities as a result of the changing tariff landscape but continue to evaluate plans to move additional production activities to Tijuana in the second half of 2025.

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

In January 2025, the Company began the early phases of restructuring the Helios Center of Engineering Excellence (“HCEE”). Consistent with the Company's previously announced restructuring plan, during the end of the second quarter 2025, management ceased operations at the San Antonio office and reassigned resources to the operations at our other major facilities across the business, and eliminated certain positions. As a result of this planned change in the HCEE business operations, the workforce intangible asset associated with the HCEE acquisition was reviewed by management and it was determined that the remaining net book value of the asset should be accelerated and amortized over a useful life ending June 2025. This resulted in an increase $0.3 and $0.8 of amortization expense in the three and six months ending June 28, 2025, respectively.

Restructuring costs totaled $1.2 and $3.2, for the three months ended June 28, 2025 and June 29, 2024.

Global Economic and Geopolitical Conditions

We expect the challenging macroeconomic conditions to continue, characterized by economic uncertainty and market disruption driven inflationary pressures, political uncertainty, potential changes to current global trade policies and modifications of existing trade agreements, the potential negotiation of new trade agreements and imposition of new (and retaliatory) tariffs, and the ongoing geopolitical conflicts in Ukraine and the Middle East. We are continuously monitoring these economic and geopolitical conditions and remain focused on liquidity management, pricing discipline, cost savings initiatives and production efficiency as ways to mitigate the risks associated with the uncertainty.

Refer to Item 1A "Risk Factors" of our Form 10-K for additional discussion of risks related to global economic conditions.

Tariffs

During the first half of 2025, additional tariffs were imposed on goods imported into the U.S. from China, Mexico and Canada, tariffs on steel and aluminum were increased and various reciprocal tariffs were also imposed. These costs are reflected in the cost of sales on our Consolidated Statement of Operations.

We import goods into the U.S. primarily from Mexico, Italy and China. Based on the tariffs in effect as of the date of this Form 10-Q, many of these goods are exempt from the recent tariffs imposed. Due to the dynamic tariff environment, it is not possible to predict if these exemptions will remain in place, or if tariff rates imposed will change. Tariffs on product we import from China represent the greatest exposure, as some of those products imported are subject to tariffs of up to 55% under the current structure.

We export products from our U.S. locations to more than 40 countries. Our total U.S. exports were approximately $29.5 or 13.9% of total sales in the three months ended June 28, 2025, of which exports to China were $3.4 or 1.6% of total sales in the period. For the six months ended June 28, 2025, our total U.S. exports were approximately $57.8 or 14.2% of total sales, of which exports to China were $10.3 or 2.5% of total sales. Based on the tariffs in effect as of the date of this Form 10-Q, products we export to China from the U.S. are subject to tariffs up to 10%. Trade relations between the U.S. and other countries are fluid and we are unable to predict if tariffs (including retaliatory tariffs) imposed by other countries on our U.S. exports will change in the future.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products decreased 9% during the first six months of 2025 compared to the first six months of the prior year while the U.S. index of orders of hydraulic products declined 3% during the same period. In Europe, the CEMA (European Agricultural Machinery Association) Business Barometer reported in June 2025 that the general business climate index for the European agricultural machinery industry has dropped slightly after continuous rises over the last months. Both the current business sentiment and expectations for turnover in the next six months, however, trended upward in the second quarter. The report also indicated that the confidence index remains low for France and Germany, especially when broken into the larger segments of tractors, arable and harvesting equipment, while improvement was reflected for other important markets with Poland, Spain and UK leading the European market ranking. The CECE (Committee for European Construction Equipment) June report noted that the business climate went down for the month as future expectations suffered a setback but remain positive on average across European markets for the next six months. Expectations for India and China went down while North America was a bit more optimistic. The report also indicated European sales grew in June over the prior year period, the first month of growth in the past twenty-three months. The order intake continued to trend upward in European markets but international markets seem to be losing momentum despite just having entered into growth territory.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports second quarter 2025 output of semiconductors and other electronics components increased from the fourth quarter 2024, the fifth sequential quarterly increase. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments were down 8.6% in June after being up 21.4% in May and down 6.8% in April compared with the same months last year. PCB bookings in 2025 were up 4.9% in June compared to the prior year, with bookings for the first six months of the year higher by 16.2%. The book to bill ratio, calculated as the value of orders booked over the past three months divided by the value of sales in the same period, was above 1.1 for each month, indicating the stronger demand environment that started the year continues. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments were up 3.0% in June compared to the prior year. EMS bookings decreased 8.9% in June year over year after being up 5.0% in May and down 10.0% in April, highlighting the sector's choppiness in the quarter.

Executive Officer and Board Transitions

On January 6, 2025, the Company announced that the Board of Directors ("Board") promoted Sean Bagan to President and Chief Executive Officer of the Company, effective January 6, 2025. The Board subsequently nominated Mr. Bagan for election to the Board at the 2025 Annual Meeting of Shareholders. Mr. Bagan also continues to serve as Chief Financial Officer while the Company conducts a search process, which will include internal and external candidates, to identify a permanent Chief Financial Officer to backfill his previous role. In connection with Mr. Bagan’s appointment, Chairman Philippe Lemaitre, serving as Executive Chairman, resumed his role as Non-Executive Chairman.

On March 13, 2025, Mr. Lemaitre notified the Company of his decision to retire and not seek re-nomination at the 2025 Annual Meeting of Shareholders. He had served on Helios’ Board since 2007 and as Chair since 2013. On March 13, 2025, the Board of the Company elected Laura Dempsey Brown to serve as the new Non-Executive Chair of the Company, effective March 13, 2025.

On June 5, 2025, the Board appointed Ian Walsh to serve as a member of the Board effective June 5, 2025. Mr. Walsh was also appointed to serve on the Board's Audit Committee and Governance Committee. He serves as a member of the class of directors whose term will expire at the 2026 Annual Meeting of Shareholders.

2025 Second Quarter Results and Comparison of the Three Months Ended June 28, 2025, and June 29, 2024

(In millions, except per share data)

The following is a discussion of our second quarter of 2025 results of operations and liquidity and capital resources. Comparisons are with the corresponding reporting period of 2024, unless otherwise noted.

The following table presents our consolidated results of operations:

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales	$212.5	$219.9	$(7.4)	(3.4)%
Gross profit	$67.5	$70.6	$(3.1)	(4.4)%
Gross profit %	31.8%	32.1%
Operating income	$21.9	$26.0	$(4.1)	(15.8)%
Operating income %	10.3%	11.8%
Net income	$11.4	$13.6	$(2.2)	(16.2)%
Diluted net income per share	$0.34	$0.41	$(0.07)	(17.1)%

	Six Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales	$408.0	$431.9	$(23.9)	(5.5)%
Gross profit	$127.4	$137.8	$(10.4)	(7.5)%
Gross profit %	31.2%	31.9%
Operating income	$39.0	$46.4	$(7.4)	(15.9)%
Operating income %	9.6%	10.7%
Net income	$18.6	$22.7	$(4.1)	(18.1)%
Diluted net income per share	$0.56	$0.68	$(0.12)	(17.6)%

Second quarter consolidated net sales declined $7.4, 3.4%, below the prior-year second quarter. Changes in foreign currency exchange rates had a favorable impact to our second quarter sales of $1.6, 0.8%.

Consolidated net sales for the year-to-date period were lower by $23.9, 5.5%. Changes in foreign currency exchange rates had an unfavorable impact to our year-to-date quarter sales of $0.7, 0.2%.

Second quarter sales were negatively impacted by reduced demand in our recreational, industrial and mobile end markets. Sales in the agriculture end market were flat compared to the prior year period, an improvement from year over year declines in the prior five quarters. Sales for the year-to-date period were negatively impacted by reduced demand for products in our mobile, industrial, agriculture and recreational end markets, offset partially by an increase in the health and wellness end market. Sales were up in the EMEA region driven by stronger demand for our QRC products, while sales were down in the Americas and APAC regions during the second quarter compared to the prior year period. Sales in all regions were down in the year-to-date period compared to the prior year.

Second quarter gross profit decreased $3.1, 4.4%, below the prior year second quarter primarily from the impact of lower volume, higher material costs as a percentage of sales, and net tariff impacts partially offset by lower labor and overhead costs. Gross margin decreased by 30 basis points as the impact of lower fixed costs leverage on lower volume and higher material costs more than offset reductions in labor and overhead.

Year-to-date gross profit decreased $10.4, 7.5%, primarily from the impact of lower volume and higher material costs as a percentage of sales, partially offset by lower labor and overhead costs. Gross margin decreased by 70 basis points as the impact of lower fixed costs leverage on lower volume and higher material costs more than offset reductions in labor and overhead.

Second quarter operating income as a percentage of sales decreased 150 basis points to 10.3%. The decrease is due to the gross margin level changes and higher operating expenses as a percentage of revenue, primarily from higher SEA expense and higher amortization related to the HCEE accelerated intangible amortization as a result of restructuring activities, compared with the prior year period. SEA expenses were $0.6 higher than the year ago period, mainly due to higher wages and benefit costs associated with the leadership change within the Electronics segment.

Year-to-date operating income as a percentage of sales decreased 110 basis points to 9.6%. The decrease is due to the gross margin level changes and higher operating expenses as a percentage of revenue, primarily from higher amortization related to the HCEE accelerated intangible amortization as a result of restructuring activities, compared with the prior year period.

Net interest expense decreased by $1.5 to $7.0 in the second quarter of 2025 primarily due to lower debt outstanding compared to the prior year period. Average net debt decreased to $391.4 during the second quarter of 2025 compared with $470.9 during the second quarter of 2024. The reduction in average net debt is due to the paying down of debt incurred from prior year acquisitions. Year to date interest expense totaled $14.4, a decrease of $2.3. The prior year period interest expense benefited $1.8 from a recognized gain on an interest rate swap agreement. Excluding the impact of the interest rate swap agreement, interest expense was lower by $4.1 due to carrying a lower debt balance throughout the period and lower average interest rates. Average net debt for the year-to-date period decreased to $394.3 compared with $484.6 during the prior-year period.

The provision for income taxes for the second quarter of 2025 was 23.8% of pretax income compared to 23.0% for the prior-year second quarter. The year-to-date provision was 23.7% and 23.1% of pretax income for 2025 and 2024, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

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

The Company continues to evaluate the impact of Pillar Two legislation and application of safe harbors. Based on its current assessment, the Company does not expect the implementation of Pillar Two to have a material impact on its consolidated effective tax rate for 2025.

As of June 28, 2025, the Company classified certain assets and liabilities of Guwing and CFP as held for sale in accordance with ASC 360. The related assets and liabilities are presented separately on the consolidated balance sheet as "Assets Held for Sale" and "Liabilities Held for Sale," respectively. The component remains reported in continuing operations as the planned sale does not represent a strategic shift under ASC 205-20. The Company evaluated the temporary differences between the book and tax basis of the disposal group and determined that the bases were substantially equal at the time of classification. Accordingly, no deferred tax asset or liability was recorded in connection with the held-for-sale classification.

SEGMENT RESULTS

Hydraulics

The following table presents the results of operations for the Hydraulics segment:

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales	$140.9	$145.7	$(4.8)	(3.3)%
Gross profit	$46.5	$44.9	$1.6	3.6%
Gross profit %	33.0%	30.8%
Operating income	$25.0	$23.9	$1.1	4.6%
Operating income %	17.7%	16.4%

	Six Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales	$267.3	$288.1	$(20.8)	(7.2)%
Gross profit	$83.9	$89.5	$(5.6)	(6.3)%
Gross profit %	31.4%	31.1%
Operating income	$42.5	$45.7	$(3.2)	(7.0)%
Operating income %	15.9%	15.9%

Second quarter net sales for the Hydraulics segment decreased by $4.8, 3.3%, compared with the prior year second quarter. The decline in sales in the second quarter was driven by softness across all end markets, most predominantly in the industrial and mobile end markets. Sales to the agriculture market was relatively flat with the prior year period. Changes in foreign currency exchange rates had a favorable impact of $1.5, 1.0%.

Year-to-date net sales for the Hydraulics segment decreased by $20.8, 7.2%, compared with the prior year period. The decline in sales was driven by softness across all end markets, most predominantly in the agriculture, mobile and industrial end markets. Changes in foreign currency exchange rates had an unfavorable impact of $0.6, 0.2%.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment:

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Americas	$54.2	$59.5	$(5.3)	(8.9)%
EMEA	46.1	42.8	3.3	7.7%
APAC	40.6	43.4	(2.8)	(6.5)%
Total	$140.9	$145.7

	Six Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Americas	$104.1	$115.3	$(11.2)	(9.7)%
EMEA	84.0	88.3	(4.3)	(4.9)%
APAC	79.2	84.5	(5.3)	(6.3)%
Total	$267.3	$288.1

Regional sales performance in the second quarter compared to the prior year quarter was driven by:

Americas - sales declined $5.3, 8.9%, primarily from generally softer demand in the region.

EMEA - excluding favorable changes in foreign currency rates of $2.0, sales increase $1.3, 3.0%, driven by stronger demand for our QRC products.

APAC - excluding unfavorable changes in foreign currency rates of $0.5, sales decreased $2.3, 5.4%, with decreased demand in China, Australia, India and Korea.

Regional sales performance in the year-to-date quarter compared to the prior year quarter was driven by:

Americas - sales declined $11.2, 9.7%, primarily from generally softer demand in the region.

EMEA - excluding favorable changes in foreign currency rates of $1.0, sales decreased $5.3, 6.0%, primarily driven by softness in the agriculture end market.

APAC - excluding unfavorable changes in foreign currency rates of $1.4, sales decreased $3.9, 4.6%, with decreased demand in China, Korea and India.

Second quarter gross profit increased $1.6, 3.6%, or 220 basis points, primarily due to lower material and direct labor costs partially offset by lost leverage on lower volume and net tariff impacts.

Year-to-date gross profit decreased $5.6, 6.3%, primarily due to lower volume. Gross margin increased 30 basis points as lower material and direct labor costs as a percentage of sales more than offset the impact of lower fixed costs leverage on lower volume and net tariff impacts.

Operating income as a percentage of sales increased 130 basis points to 17.7% in the second quarter of 2025 due to the gross margin increase partially offset by higher operating expenses. SEA expenses went up by $0.5, mainly due to higher labor and benefit costs. R&D expenses went up by $0.1.

Operating income as a percentage of sales was 15.9% in the year-to-date period, flat compared to the prior year as the gross margin increase was offset by higher operating expenses as a percentage of sales. SEA expenses went down by $2.4, mainly due to lower labor and benefit costs, but increased 30 basis points as a percentage of sales.

Electronics

The following table presents the results of operations for the Electronics segment:

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales	$71.6	$74.2	$(2.6)	(3.5)%
Gross profit	$21.0	$25.7	$(4.7)	(18.3)%
Gross profit %	29.3%	34.6%
Operating income	$5.9	$10.3	$(4.4)	(42.7)%
Operating income %	8.2%	13.9%

	Six Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Net sales	$140.7	$143.8	$(3.1)	(2.2)%
Gross profit	$43.5	$48.3	$(4.8)	(9.9)%
Gross profit %	30.9%	33.6%
Operating income	$13.9	$17.4	$(3.5)	(20.1)%
Operating income %	9.9%	12.1%

Second quarter net sales for the Electronics segment decreased $2.6, 3.5%, compared with the prior year second quarter. Compared to the prior year period, second quarter sales in the industrial end market increased slightly, while sales to the recreational and agriculture end markets decreased. Sales to the mobile end market were relatively flat. Changes in foreign currency exchange rates had minimal impact.

Year-to-date net sales for the Electronics segment decreased $3.1, 2.2%, compared with the prior year period. Strength in the health and wellness end market was offset by declines in the recreational, industrial and mobile end markets.
Changes in foreign currency exchange rates had minimal impact.

The following table presents net sales based on the geographic region of the sale for the Electronics segment:

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Americas	$53.7	$57.8	$(4.1)	(7.1)%
EMEA	8.5	9.0	(0.5)	(5.6)%
APAC	9.4	7.4	2.0	27.0%
Total	$71.6	$74.2

	Six Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Americas	$110.4	$115.9	$(5.5)	(4.7)%
EMEA	14.7	15.5	(0.8)	(5.2)%
APAC	15.6	12.4	3.2	25.8%
Total	$140.7	$143.8

Sales decreased across most end markets in the Americas region, while higher sales in health and wellness were offset by year over year declines in other end markets in the EMEA region in the second quarter and year-to-date period. APAC sales increased over the comparable second quarter and year-to-date period in APAC driven by the health and wellness end market.

Second quarter gross profit decreased $4.7, 18.3% compared to the prior year second quarter, primarily due to lower volume, higher material costs, and higher freight and duties. Freight and duties included a $2.4 expense related to a product import classification change. Gross margin declined 530 basis points, 195 basis points excluding the freight and duties expense related to the product import classification change, primarily due to the impact of lower fixed costs leverage on lower volume, higher material costs and an unfavorable product mix.

Year-to-date gross profit decreased $4.8, 9.9%, primarily due to lower volume, higher material costs and higher freight and duties. Freight and duties included a $2.4 expense related to a product import classification change. Gross margin declined 270 basis points over the same period to 30.9%. Excluding the freight and duties expense related to the product import classification change, gross margin was 32.6%, a decline of 100 basis points of the prior year.

Operating income as a percentage of sales decreased 570 basis points to 8.2% in the second quarter of 2025 compared to the prior year period due to the lower gross margin and higher amortization expense related to the HCEE accelerated intangible amortization as a result of restructuring activities. SEA expenses were flat and R&D expenses decreased $0.4 year over year.

Year-to-date operating income as a percentage of sales decreased 220 basis points to 9.9% compared to the prior year period. This is primarily due to lower SEA and R&D expenses as a percentage of sales partially offsetting the gross margin decline. SEA expenses increased by $0.4 while R&D expenses decreased by $0.7 year over year.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the second quarter of 2025, these costs totaled $9.0 for amortization of acquisition-related intangible assets of $8.3, $0.4 for officer transition costs and $0.3 for activities related to the plan to sell CFP. Compared to the first quarter of 2024, these costs increased by $0.8, primary due to higher amortization related to the HCEE accelerated intangible amortization as a result of restructuring activities and officer transition costs. Year-to-date, corporate and other costs totaled $17.4 for amortization of acquisition related intangible assets of $16.5, $0.5 related to officer transition costs and $0.4 for activities related to the sale of CFP. This compared to $16.7 in the 2024 year-to-date period that included amortization of acquisition related intangible assets of $15.7, $0.5 related to our acquisition and integration activities and $0.5 for officer transition costs.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. We also use borrowings on our credit facilities to fund acquisitions. During the first six months of 2025, cash provided by operating activities totaled $56.0. At the end of the second quarter, we had $53.0 of available cash and cash equivalents on hand and $358.6 of available credit on our revolving credit facilities. We also have a $400.0 accordion feature available under our Third Amended and Restated Credit Agreement, subject to certain pro forma compliance requirements, intended to support potential future acquisitions.

Our principal uses of cash are operating expenses, capital expenditures, servicing debt, acquisition-related payments, dividends to shareholders, and share repurchases.

We believe that cash generated from operations and our borrowing availability under our credit facilities will be sufficient to satisfy our operating expenses for the foreseeable future. In the event that economic conditions were to severely worsen for a protracted period of time, we would have several options available to ensure liquidity in addition to increased borrowings. Capital expenditures could be postponed since they primarily pertain to long-term improvements in operations, operating expense reductions could be made, acquisition activity could be delayed and finally, the dividend to shareholders as well as share repurchases could be reduced or suspended.

Cash Flows

The following table summarizes our cash flows for the periods:

	Six Months Ended
	June 28, 2025	June 29, 2024	$ Change
Net cash provided by operating activities	$56.0	$51.6	$4.4
Net cash used in investing activities	(13.2)	(15.4)	2.2
Net cash used in financing activities	(38.5)	(22.6)	(15.9)
Effect of exchange rate changes on cash and cash equivalents	4.6	(1.0)	5.6
Net increase in cash and cash equivalents	$8.9	$12.6	$(3.7)

Cash on hand increased $8.9 in the first two quarters of 2025 to $53.0 as of June 28, 2025. Changes in exchange rates during the six months ended June 28, 2025, positively impacted cash and cash equivalents $4.6. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Year-to-date cash from operations increased by $4.4 to $56.0. Cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) decreased by $8.3 in the first two quarters of 2025 compared to the same period in 2024. Changes in net operating assets and liabilities improved cash flow by $12.7 in the second quarter, compared to the prior year period, primarily from days payable outstanding optimization, partially and offset by an increase in accounts receivable and inventory. Changes in inventory decreased cash by $1.7 in comparison to an increase of cash by $6.3 in the first two quarters of 2025 and 2024, respectively. Days of inventory on hand decreased to 122 days as of June 28, 2025, compared with 128 days as of June 29, 2024. Changes in accounts receivable reduced cash by $23.4 and $19.5 in the first two quarters of 2025 and 2024, respectively. Days sales outstanding increased slightly to 57 days as of June 28, 2025, compared with 55 days as of June 29, 2024. Changes in accounts payable increased cash by $21.4 in comparison to a reduction of cash of $1.9 in 2025 and 2024, respectively. Days payables outstanding for the 2025 year increased to 50 days from 41 days during 2024.

Investing activities

Cash used in investing activities totaled $13.2 in the first two quarters of 2025, compared to $15.4 in the first two quarters of the prior year. The year-over-year decline reflects our disciplined approach to capital allocation and continued focus on strategic investment priorities.

Capital expenditures totaled $11.5, 2.8%, of sales for the first two quarters of 2025, a decrease of $2.1 over the prior year comparable period. Capital expenditures for 2025 are forecasted to be approximately 3.25% to 3.50% of sales, for investments in machinery and equipment, improvements to manufacturing technology and maintaining or replacing existing machine capabilities.

Financing activities

Net cash used in financing activities totaled $38.5 during the first two quarters of 2025, compared to $22.6 in the same period of the prior year. In the first two quarters of 2025, repayments, net of borrowings, totaled $25.6 compared to $18.2 in the first two quarters of 2024.

Borrowings on our term loans and revolving credit facilities as of June 28, 2025, totaled $291.9 and $144.3, respectively. See Note 9 of the Notes to the Consolidated Financial Statements included in this Quarterly Report for additional information regarding our credit facilities.

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

During the second quarter of 2025, we declared a quarterly cash dividend of $0.09 per share payable on July 21, 2025, to shareholders of record as of July 7, 2025. The declaration and payment of future dividends is subject to the sole discretion of the Board, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board.

Share Repurchase Program

On February 20, 2025, the Board approved a multi-year share repurchase program (the "Share Repurchase Program"), authorizing the Company to repurchase up to $100.0 of our outstanding common stock. The Company may purchase shares at management’s discretion from time to time in the open market, through privately negotiated transactions, through investment banking institutions or through other means in accordance with applicable federal securities laws, including Rule 10b5-1 trading plans. To the extent that the Company repurchases its shares, the amount and timing of any repurchases are subject to a variety of factors including, but not limited to, general business and market conditions, share price, regulatory and legal requirements and capital availability. The program does not obligate the Company to acquire a minimum number of shares. The share repurchase program will be funded with cash on hand and cash generated from operations. During the six months ended June 28, 2025, the Company repurchased 200,000 shares of its common stock for $6.5. As of June 28, 2025, the Company has $93.5 million of remaining availability to repurchase outstanding common stock under its Share Repurchase Program.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any material changes made during the first six months of 2025, are disclosed in Note 2 of the Notes to the Consolidated Unaudited Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our term loans and revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of June 28, 2025, we had $144.3 in borrowings outstanding under the revolving credit facilities and $291.9 in borrowings outstanding under the term loans. Based on our level of variable rate debt outstanding during the quarter ended June 28, 2025, a one percentage point increase or decrease in the average interest rate would have an impact on our annual financing costs over the next twelve months of approximately $4.5. This analysis excludes any effects from interest rate swap contracts as the Company does not have any active interest rate swap contracts.

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. Except as described above, there were no material changes during the six months ended June 28, 2025.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides details of the Company's share repurchases of its common stock during the second quarter of 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Maximum Number of Shares That May Yet be Repurchased Under the Plans or Programs (in millions)(4)
March 30, 2025 to April 26, 2025	-	$-	-	$100.0
April 27, 2025 to May 24, 2025	50,000	$32.35	50,000	$98.4
May 25, 2025 to June 28, 2025	150,000	$32.27	150,000	$93.5
Total	200,000		200,000

(1) No shares were purchased during the quarter that were not part of a publicly announced program.
(2) Average price paid per share excludes commission fees and a 1% excise tax imposed by the Inflation Reduction Act of 2022.
(3) These shares, once repurchased are held as treasury stock by the Company.
(4) On February 20, 2025, the Board approve a multi-year share repurchase program (the "Share Repurchase Program"), authorizing the Company to repurchase up to $100.0 of our outstanding common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the quarter ended June 28, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

31.1	CEO and CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2025	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Sean Bagan
Sean Bagan
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)