Form 10-Q
period 2025-09-27
HELIOS TECHNOLOGIES, INC.
filed 2025-11-04
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

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

The registrant had 33,128,494 shares of common stock, par value $.001, outstanding as of October 24, 2025.

Helios Technologies, Inc.

INDEX

For the quarter ended

September 27, 2025

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	September 27, 2025	December 28, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54.9	$44.1
Accounts receivable, net of allowance for credit losses of $2.3 and $2.4	133.7	104.6
Inventories, net	185.4	190.1
Income taxes receivable	12.2	15.1
Other current assets	24.4	30.3
Other Receivable - Sale of Business	38.4	—
Total current assets	449.0	384.2
Property, plant and equipment, net	207.6	216.4
Deferred income taxes	2.3	2.1
Goodwill	497.6	498.9
Other intangible assets, net	377.3	384.0
Other assets	22.0	19.8
Total assets	$1,555.8	$1,505.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$73.9	$56.7
Accrued compensation and benefits	22.3	24.6
Other accrued expenses and current liabilities	26.2	25.8
Current portion of long-term non-revolving debt, net	18.5	16.0
Dividends payable	3.0	3.0
Income taxes payable	9.3	12.5
Total current liabilities	153.2	138.6
Revolving lines of credit	138.8	147.3
Long-term non-revolving debt, net	261.8	283.2
Deferred income taxes	59.0	41.1
Other noncurrent liabilities	25.1	30.8
Total liabilities	637.9	641.0
Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $0.001, 2.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100.0 shares authorized, 33.4 and 33.3 shares issued; 33.1 and 33.3 outstanding at September 27, 2025 and December 28, 2024, respectively	—	—
Capital in excess of par value	441.9	437.4
Treasury stock, at cost, 0.3 and 0 shares, respectively	(9.2)	—
Accumulated other comprehensive loss	(37.4)	(75.6)
Retained Earnings	522.6	502.6
Total shareholders' equity	917.9	864.4
Total liabilities and shareholders' equity	$1,555.8	$1,505.4

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations (unaudited)

(in millions, except per share data)

	Three Months Ended
	September 27, 2025	September 28, 2024
	(unaudited)	(unaudited)
Net sales	$220.3	$194.5
Cost of sales	147.3	134.0
Gross profit	73.0	60.5
Selling, engineering and administrative expenses	38.2	30.4
Amortization of intangible assets	7.6	7.9
Goodwill Impairment	25.9	—
Operating income	1.3	22.2
Interest expense, net	6.9	9.0
Foreign currency transaction loss, net	0.6	0.1
Other non-operating income, net	(19.0)	(0.2)
Income before income taxes	12.8	13.3
Income tax provision	2.5	1.9
Net income	$10.3	$11.4

Net income per share:
Basic	$0.31	$0.34
Diluted	$0.31	$0.34

Weighted average shares outstanding:
Basic	33.1	33.2
Diluted	33.3	33.2

Dividends declared per share	$0.09	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations (unaudited)

(in millions, except per share data)

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(unaudited)	(unaudited)
Net sales	$628.2	$626.4
Cost of sales	427.9	428.1
Gross profit	200.3	198.3
Selling, engineering and administrative expenses	110.0	106.2
Amortization of intangible assets	24.1	23.6
Goodwill Impairment	25.9	-
Operating income	40.3	68.5
Interest expense, net	21.3	25.7
Foreign currency transaction loss, net	1.2	0.5
Other non-operating income, net	(19.4)	(0.6)
Income before income taxes	37.2	42.9
Income tax provision	8.3	8.7
Net income	$28.9	$34.2

Net income per share:
Basic	$0.87	$1.03
Diluted	$0.87	$1.03

Weighted average shares outstanding:
Basic	33.2	33.2
Diluted	33.3	33.2

Dividends declared per share	$0.27	$0.27

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$10.3	$11.4	$28.9	$34.2
Other comprehensive income
Foreign currency translation adjustments, net of tax	0.3	14.3	38.2	3.7
Unrealized gain on interest rate swaps, net of tax	—	—	—	0.4
Total other comprehensive income	0.3	14.3	38.2	4.1
Comprehensive income	$10.6	$25.7	$67.1	$38.3

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive	Treasury	Treasury
	shares	stock	shares	stock	par value	earnings	loss	Shares	Stocks	Total
Balance at June 28, 2025	—	$—	33.3	$—	$440.7	$515.2	$(37.7)	0.2	$(6.5)	$911.7
Shares issued, restricted stock			0.1	—						$—
Shares issued, ESPP					0.5					$0.5
Stock-based compensation					0.9					$0.9
Cancellation of shares for payment of employee tax withholding					(0.2)					$(0.2)
Shares repurchased								0.1	(2.7)	$(2.7)
Dividends declared						(3.0)				$(3.0)
Net income						10.3				$10.3
Other comprehensive income							0.3			$0.3
Balance at September 27, 2025	—	$—	33.4	$—	$441.9	$522.6	$(37.4)	0.3	$(9.2)	$917.9

Balance at June 29, 2024	—	$—	33.2	$—	$439.7	$492.4	$(65.6)	—	$—	$866.5
Shares issued, restricted stock					0.1					$0.1
Shares issued, ESPP					0.5					$0.5
Stock-based compensation					(4.2)					$(4.2)
Cancellation of shares for payment of employee tax withholding					(0.1)					$(0.1)
Shares repurchased										$—
Dividends declared						(3.0)				$(3.0)
Net income						11.4				$11.4
Other comprehensive income							14.3			$14.3
Balance at September 28, 2024	—	$—	33.2	$—	$436.0	$500.8	$(51.3)	—	$—	$885.5

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Nine Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive	Treasury	Treasury
	shares	stock	shares	stock	par value	earnings	loss	Shares	Stocks	Total
Balance at December 28, 2024	—	$—	33.3	$—	$437.4	$502.6	$(75.6)	—	$—	$864.4
Shares issued, restricted stock			0.1							$—
Shares issued, ESPP					1.4					$1.4
Stock-based compensation					3.8					$3.8
Cancellation of shares for payment of employee tax withholding					(0.7)					$(0.7)
Shares repurchased								0.3	(9.2)	$(9.2)
Dividends declared						(9.0)				$(9.0)
Net income						28.9				$28.9
Other comprehensive income							38.2			$38.2
Balance at September 27, 2025	—	$—	33.4	$—	$441.9	$522.6	$(37.4)	0.3	$(9.2)	$917.9

Balance at December 30, 2023	—	$—	33.1	$—	$434.4	$475.6	$(55.4)	—	$—	$854.6
Shares issued, restricted stock			0.1		0.1					$0.1
Shares issued, ESPP					1.5					$1.5
Stock-based compensation					2.5					$2.5
Cancellation of shares for payment of employee tax withholding					(2.5)					$(2.5)
Shares repurchased										$—
Dividends declared						(9.0)				$(9.0)
Net income						34.2				$34.2
Other comprehensive income							4.1			$4.1
Balance at September 28, 2024	—	$—	33.2	$—	$436.0	$500.8	$(51.3)	—	$—	$885.5

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended

(in millions)

	Nine Months Ended
	September 27, 2025	September 28, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$28.9	$34.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.8	47.8
Loss on disposal of assets	0.1	—
(Gain) on sale of business, Net of CTA Loss	(18.8)	—
Goodwill Impairment	25.9	—
Stock-based compensation expense	3.8	2.5
Amortization of debt issuance costs	0.5	0.9
Provision (benefit) for deferred income taxes	0.5	(2.1)
Forward contract losses, net	0.5	—
Other, net	0.6	1.1
(Increase) decrease in:
Accounts receivable	(35.4)	(5.5)
Inventories	1.0	16.2
Income taxes receivable	3.5	0.7
Other current assets	1.7	(5.0)
Other assets	3.7	4.8
Increase (decrease) in:
Accounts payable	20.3	(13.4)
Accrued expenses and other liabilities	3.8	5.3
Income taxes payable	(4.3)	2.3
Other noncurrent liabilities	(2.8)	(3.4)
Net cash provided by operating activities	81.3	86.4
Cash flows from investing activities:
Divestiture of Business, net of cash used	(1.6)	—
Capital expenditures	(18.2)	(19.6)
Proceeds from dispositions of property, plant and equipment	0.2	0.1
Software development costs	(2.0)	(2.6)
Net cash used in investing activities	(21.6)	(22.1)
Cash flows from financing activities:
Borrowings on revolving credit facilities	41.1	38.1
Repayment of borrowings on revolving credit facilities	(61.4)	(64.7)
Borrowings on long-term non-revolving debt	—	126.8
Repayment of borrowings on long-term non-revolving debt	(11.9)	(142.2)
Proceeds from stock issued	1.4	1.6
Purchase of Treasury stock	(9.2)	—
Dividends to shareholders	(9.0)	(8.9)
Payment of employee tax withholding on equity award vestings	(0.7)	(2.5)
Proceeds received upon termination of Cash Flow Hedge instruments	—	7.1
Other financing activities	(1.4)	(4.7)
Net cash used in financing activities	(51.1)	(49.4)
Effect of exchange rate changes on cash and cash equivalents	2.2	(0.6)
Net increase in cash and cash equivalents	10.8	14.3
Cash and cash equivalents, beginning of period	44.1	32.4
Cash and cash equivalents, end of period	$54.9	$46.7

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K. In management’s opinion, all adjustments necessary for a fair statement of the Company’s financial position are reflected in the interim periods presented. Operating results for the nine months ended September 27, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ended January 3, 2026.

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

Capitalized Software Development Costs

The Company sells certain products that contain embedded software that is integral to the functionality of the products. Internal and external costs incurred for developing this software are charged to expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the products are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of accumulated amortization, were $12.9 and $11.1 at September 27, 2025, and December 28, 2024, respectively, and are included in Other assets in the Consolidated Balance Sheets. For the three months ended September 27, 2025 and September 28, 2024 amortization expense of Capitalized software development costs were $0.8 and $0.3. For the nine months ended September 27, 2025 and September 28, 2024 amortization expense was $1.5 and $0.9, respectively. This is included in Cost of goods sold in the Consolidated Statements of Operations.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$10.3	$11.4	$28.9	$34.2

Weighted average shares outstanding - Basic	33.1	33.2	33.2	33.2
Net effect of dilutive securities - Stock based compensation	0.2	—	0.1	—
Weighted average shares outstanding - Diluted	33.3	33.2	33.3	33.2

Net income per share:
Basic	$0.31	$0.34	$0.87	$1.03
Diluted	$0.31	$0.34	$0.87	$1.03

Basic and diluted earnings per share is calculated by dividing net earnings by the coinciding weighted average number of shares outstanding. Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units and dilutive stock options, based on the treasury stock method. At September 27, 2025, there were 158,004 stock options that were excluded from the diluted earnings per share calculation for the three and nine months ended September 27, 2025 as they would have been anti-dilutive.

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

In July 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-05 Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide entities with a practical expedient to assume that conditions as of the balance sheet date do not change for the remaining life of accounts receivable and contract assets accounted for under Topic 606 when developing forecasts as part of estimating expected credit losses. They also provide entities choosing to elect the practical expedient with an option to make an accounting policy election to consider collection activity after the balance sheet date when estimated expected credit losses. The amendments are effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. Entities should apply the amendments prospectively. The Company is evaluating the benefit of the practical expedient and accounting policy adoption but does not expect a material impact on the consolidated financial statements or disclosures. We do not plan to early adopt the standard.

In September 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-06 Intangibles - Goodwill and Other - Internal User Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update remove references to project stages when determining if development costs should be capitalized in order to better align the accounting with how software is developed. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. Entities may apply the amendments prospectively, retrospectively to any or all prior periods presented in the financial statements, or using a modified approach based on the status of the software development project and whether software costs were capitalized before the date of adoption. The Company does not expect the changes to have a material impact on the consolidated financial statements and are assessing when to adopt the standard.

3. CFP Divestiture

On September 27, 2025 the Company completed the sale of the outstanding equity interest in Guwing Holdings Pty. Ltd. ("Guwing"), and Guwing's 100% ownership of the share capital of Custom Fluidpower Pty. Ltd. ("CFP") to a non-related party (the "Divestiture"). CFP was acquired in August 2018 and expanded the Company's hydraulics operations and footprint in Asia-Pacific Region ("APAC"). Since acquiring CFP, we have further invested in the APAC region as part of our "in the region for the region" strategy and have expanded manufacturing and design engineering capabilities.

The preliminary sales price for the divestiture was $76,664,880 AUD in cash including adjustments for estimated closing date net working capital and cash on hand, consisting of $60,501,522 AUD in cash to the Company and $16,163,358 AUD that the buyer agreed to pay directly to the Company’s lender in satisfaction of subsidiary-level debt. The sales price is subject to adjustments based on the final closing date net working capital and cash on hand of the divested business.

As of September 27, 2025, the Company recorded a receivable of $38.4 USD for proceeds to be received directly from the buyer, which was subsequently settled when the buyer remitted payment on October 1, 2025. These receivables are presented on the Consolidated Balance Sheet for the period ending September 27, 2025. The Company also recorded a receivable of $1.3 USD for proceeds that were held back from initial funding and are to be paid no later than two years from the completion of the transaction. The hold back amount is not held in escrow and not subject to interest. It is not contingent on any performance obligation, but will be used to settle claims made by the buyer per the terms of the purchase agreement for a matter that existed pre-close, provided the Company agrees or the matter is solved through arbitration. No claims have been identified as of the period end date and future claims are not probable or estimable. Therefore, no provision has been made for potential claims. This receivable is presented within Other assets on the Consolidated Balance Sheet for the period ending September 27, 2025. There was no impact on the Company’s cash flows in the current period.

The Company recognized (i) a pre-tax gain net of costs to sell on the sale of the subsidiary’s net assets and (ii) a reclassification of the cumulative translation adjustment ("CTA") related to the subsidiary from accumulated other comprehensive income ("AOCI") to earnings, as required by ASC 830-30 when a foreign operation is sold or substantially liquidated. The gain on sale and the reclassification of CTA were presented together in continuing operations (see table below) and are included in Other non-operating income, net on the Consolidated Statement of Operations for the three and nine months ended September 27, 2025. The components of the pre-tax gain recognized in USD were:

• Proceeds to be received from sale, net of $10.5 outstanding CFP debt (all cash): $39.7.

• Carrying value of net assets disposed: $29.3. The carrying amounts of the assets and liabilities of the disposal group were as follows:

September 27, 2025
Accounts receivable, net	$10.3
Inventories, net	10.1
Other current assets	5.0
Property, plant and equipment, net	9.7
Goodwill	5.6
Other intangible assets, net	2.2
Total assets of disposal group	$42.9

Accounts payable	$4.5
Accrued compensation and benefits	3.1
Other accrued expense and current liabilities	1.8
Other noncurrent liabilities	4.2
Total liabilities of disposal group	$13.6

• Pre-tax gain net of $0.3 costs to sell on disposal before reclassification of CTA: $21.0.

• Reclassification of CTA (AOCI to earnings): $2.2.

• Pre-tax gain recognized in continuing operations: $18.8.

• Income tax expense related to the gain and reclassification of CTA: $3.5.

• Net gain after tax recognized in continuing operations: $15.2.

The subsidiary was included in continuing operations because the sale did not meet the criteria to be reported as discontinued operations under ASC 205-20. The net income of the disposal group through the completion date is included in the Company's Consolidated Statements of Operations. The pre-tax income of the disposal group for the three months ended September 27, 2025 and September 28, 2024 was $0.6 and $1.4 respectively, excluding the reclassification of CTA. For the nine months ended September 27, 2025 and September 28, 2024, pre-tax profit of the disposal group was $2.3 and $2.8 respectively, excluding the reclassification of CTA. The pre-tax gain on disposal and the reclassification of CTA are not included in the segment results as the elements of the pre-tax gain are not used by the chief operating decision maker (CODM) for assessing Hydraulics segment performance.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at September 27, 2025, and December 28, 2024. See Note 8 of the Condensed Notes to the Consolidated, Unaudited Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

	September 27, 2025
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$—	$—	$—	$—
Forward foreign exchange contracts	—	—	—	—
Total	$—	$—	$—	$—
Liabilities
Forward foreign exchange contracts	$0.5	$—	$0.5	$—
Contingent consideration	0.4	—	—	0.4
Total	$0.9	$—	$0.5	$0.4

December 28, 2024
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$—	$—	$—	$—
Forward foreign exchange contracts	—	—	—	—
Total	$—	$—	$—	$—
Liabilities
Forward foreign exchange contracts	$—	$—	$—	$—
Contingent consideration	0.4	—	—	0.4
Total	$0.4	$—	$—	$0.4

The table below summarizes the changes in the estimated fair value of the contingent consideration liability related to the Company's acquisition of Balboa Water Group as of September 27, 2025. The contractual contingent payment is payable in the fourth quarter of 2025.

Balance at December 28, 2024	$0.4
Change in estimated fair value	—
Payment on liability	—
Accretion in value	—
Balance at September 27, 2025	$0.4

5. INVENTORIES, NET

At September 27, 2025, and December 28, 2024, inventory consisted of the following:

	September 27, 2025	December 28, 2024
Raw materials	$106.4	$105.3
Work in process	49.3	48.7
Finished goods	41.0	46.7
Provision for obsolete and slow-moving inventory	(11.3)	(10.6)
Total	$185.4	$190.1

6. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the nine months ended September 27, 2025, and September 28, 2024, operating lease costs totaled $6.2 and $5.7, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	September 27, 2025	December 28, 2024
Right-of-use assets	$16.9	$22.9
Lease liabilities:
Current lease liabilities	$4.3	$4.4
Non-current lease liabilities	14.0	20.3
Total lease liabilities	$18.3	$24.7

Weighted average remaining lease term (in years):	3.0
Weighted average discount rate:	4.4%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.9	$6.1
Non-cash impact of new leases and lease modifications	$2.1	$1.8

Maturities of lease liabilities are as follows:

2025 Remaining	$1.7
2026	4.7
2027	3.5
2028	3.1
2029	2.9
2030	2.6
Thereafter	3.8
Total lease payments	22.3
Less: Imputed interest	(4.0)
Total lease obligations	18.3
Less: Current lease liabilities	(4.3)
Non-current lease liabilities	$14.0

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the nine months ended September 27, 2025, is as follows:

	Hydraulics	Electronics		Total
Balance at December 28, 2024
Goodwill	$319.0	$211.8		$530.8
Accumulated Impairment losses	(31.9)	—		(31.9)
Goodwill, net of Accumulated Impairment losses	287.1	211.8	—	498.9

Goodwill Impairment losses	—	(25.9)		(25.9)
Goodwill written off related to sale of business	(5.6)	—		(5.6)
Currency translation	30.1	0.1		30.2
Balance at September 27, 2025	$311.6	$186.0		$497.6

In Q2 of 2025, the Company announced a leadership change in the Electronics segment from Lee Wichlacz to Billy Aldridge. Under the new leadership in Q3 of 2025, the Company evaluated the strategy and financial projections related to i3 Product Development ("i3PD"), a custom engineering services firm we acquired in May of 2023 that is part of our Electronics segment. That evaluation led to a reduction in the i3PD projected profit contributions to the Company over the short and mid-term due to de-emphasizing i3PD sales that do not align with the Company's core business. We performed a test for goodwill impairment as of the third quarter period end date and concluded goodwill was impaired.

The fair value of the i3PD reporting unit was determined based on an income approach methodology. A market approach methodology was evaluated but not used as the Company determined information for companies comparable to i3PD was not readily available. The income approach utilized a discounted cash flow analysis, which estimates the present value of the projected free cash flows to be generated by the reporting unit. Principal assumptions used in the analysis included the Company's estimates of future revenue and terminal growth rates, margin assumptions and discount rates. While assumptions utilized are subject to a high degree of judgment and complexity, the Company made every effort to estimate future cash flows as accurately as possible, given the high degree of economic uncertainty that existed. The Company concluded that the estimated fair value of the i3PD reporting unit was less than its carrying value, and as a result, recorded a non-cash, non-tax-deductible goodwill impairment charge of $25.9. This represents the full amount of goodwill for the i3PD reporting unit.

The Company tests goodwill for impairment at the reporting unit level, (i) as of the third quarter period end date, (ii) on an annual basis and (iii) between annual tests whenever events or circumstances indicate the carrying value of a reporting unit may exceed its fair value. The Company performed the annual test of goodwill impairment on its other reporting units and concluded that it was more likely than not that their fair value exceeded their carrying value.

Acquired Intangible Assets

At September 27, 2025, and December 28, 2024, acquired intangible assets consisted of the following:

	September 27, 2025			December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$97.5	$(34.9)	$62.6	$94.1	$(28.6)	$65.5
Non-compete agreements	2.0	(2.0)	—	2.0	(1.6)	0.4
Technology	55.5	(36.4)	19.1	53.4	(31.3)	22.1
Supply agreement	21.0	(18.5)	2.6	21.0	(17.0)	4.0
Customer relationships	403.4	(110.4)	293.0	380.1	(89.6)	290.5
Workforce	6.1	(6.1)	—	6.2	(4.7)	1.5
	$585.5	$(208.2)	$377.3	$556.8	$(172.8)	$384.0

Amortization expense on acquired intangible assets for the nine months ended September 27, 2025, and September 28, 2024, was $24.1 and $23.6, respectively, reflected in amortization of intangible assets in the Consolidated Statements of Operations. Additionally, $0.2 and $0.6 of acquired amortization expense for the three and nine months ended September 27, 2025, respectively, was reflected in cost of sales in the Consolidated Statements of Operations. Future estimated total amortization expense is presented below.

Year:
2025 Remaining	$7.7
2026	30.4
2027	27.4
2028	27.1
2029	25.2
2030	24.4
Thereafter	235.1
Total	$377.3

In January 2025, the Company began restructuring the Helios Center of Engineering Excellence (“HCEE”). Consistent with the Company's previously announced restructuring plan, during the end of the second quarter 2025, management ceased operations at the San Antonio office and reassigned resources to the operations at our other major facilities across the business, and eliminated certain positions. As a result of this change in the HCEE business operations, the workforce intangible asset associated with the HCEE acquisition was reviewed by management and it was determined that the remaining net book value of the asset should be amortized over a useful life ending during the second quarter of 2025. This resulted in an increase of $0.2 in amortization expense for the nine months ended September 27, 2025 associated with this intangible asset.

8. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities.

The fair value of the Company's derivative financial instruments included in the Consolidated Balance Sheets is presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value (1)	Fair Value (1)	Balance Sheet	Fair Value (1)	Fair Value (1)
	Location	September 27, 2025	December 28, 2024	Location	September 27, 2025	December 28, 2024
Derivatives designated as hedging instruments:
Interest rate swap contracts	Other assets	$—	$—	Other non-current liabilities	$—	$—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Other current assets	—	$—	Other current liabilities	0.5	—
Forward foreign exchange contracts	Other assets	—	$—	Other non-current liabilities	—	—
Total derivatives		$—	$—		$0.5	$—

(1) See Note 4 for information regarding the inputs used in determining the fair value of derivative assets and liabilities.

The amount of gains and losses related to the Company’s derivative financial instruments for the nine months ended September 27, 2025, and September 28, 2024, are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	September 27, 2025	September 28, 2024	into Earnings (Effective Portion)	September 27, 2025	September 28, 2024
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$—	$0.5	Interest expense, net	$—	$3.6

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $21.3 and $25.7 for the nine months ended September 27, 2025, and September 28, 2024, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives		Location of Gain or (Loss) Recognized
	September 27, 2025	September 28, 2024	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$(0.5)	$—	Foreign currency transaction gain / loss, net

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

Previously, the Company had entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with these transactions, the Company paid interest based upon a fixed rate as agreed upon with the respective counterparties and received variable rate interest payments. The interest rate swaps were designated as hedging instruments and were accounted for as cash flow hedges. The interest rate swap contracts were terminated on June 25, 2024, and at September 27, 2025 and September 28, 2024, the Company had no active interest rate swap contracts.

Foreign Currency Forward Contracts

The Company from time to time has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At September 27, 2025, the Company had one forward foreign exchange contract with an aggregate notional value of $55 AUD, maturing on October 1, 2025.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $105.4 as of September 27, 2025, and is included in the Revolving lines of credit line item in the Consolidated Balance Sheets. The gain on the net investment hedge recorded in AOCI as part of the currency translation adjustment was $8.5, net of tax, for the nine months ended September 27, 2025.

9. CREDIT FACILITIES

Total non-revolving debt consists of the following:

	Maturity Date	September 27, 2025	December 28, 2024
Long-term non-revolving debt:
Term loans with PNC Bank	June 2029	$281.2	$292.5
Term loans with Citibank	June 2026	—	7.8
Total long-term non-revolving debt		281.2	300.3
Less: current portion of long-term non-revolving debt		18.5	16.0
Less: unamortized debt issuance costs		0.9	1.1
Total long-term non-revolving debt, net		$261.8	$283.2

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	September 27, 2025	December 28, 2024	September 27, 2025	December 28, 2024
Revolving line of credit with PNC Bank	June 2029	$138.8	$147.3	$360.3	$351.7
Revolving line of credit with Citibank	June 2026	—	3.0	—	0.7

Future maturities of total debt are as follows:

Year:
2025 Remaining	$3.8
2026	20.6
2027	22.5
2028	28.1
2029	345.0
Total	$420.0

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

As of September 27, 2025, the Company was in compliance with all debt covenants related to the Third Amended and Restated Credit Agreement.

Term Loans and Line of Credit with Citibank

The Company has a term loan facility agreement (the “Sydney Branch Term Loan Facility”) with Citibank, N.A., Sydney Branch, as lender. Under the Sydney Branch Term Loan Facility, the Company borrowed on a secured basis $7.5 AUD. The proceeds were used to repay other existing debt. Outstanding borrowings under the facility accrued interest at a rate equal to the Australian Bank Bill Swap ("ABBS") reference rate plus 2.0%, to be repaid throughout the term of the loan with a final payment due date in December 2024.

In June 2023, the Sydney Branch Term Loan Facility was amended. The Company borrowed on a secured basis $15.0 AUD and used a portion of the proceeds to repay the remaining balance of the original term loan. Outstanding borrowings under the amended Sydney Branch Term Loan Facility accrue interest at a rate equal to the ABBS reference rate plus 2.8%, to be repaid throughout the term of the loan with a final payment due date in June 2026.

Concurrent with the amendment to the Sydney Branch Term Loan Facility, the Company entered into a revolving line of credit agreement with Citibank, N.A., Sydney Branch, as lender (the “Sydney Branch RC Facility”). The Sydney Branch RC Facility allows for borrowings up to an aggregate maximum principal amount of $6.0 AUD and matures in June 2026, with no mandatory repayments prior to such maturity date. The facility accrues interest at a rate equal to the ABBS reference rate plus 2.3%.

Both the Sydney Branch Term Loan Facility and Sydney Branch RC Facility were held by CFP, which was divested on September 27, 2025. On October 1, 2025, the Sydney Branch Term Loan Facility and Sydney Branch RC Facility were paid in full.

Through the Divestiture on September 27, 2025, the Company was in compliance with all debt covenants related to the Sydney Branch Term Loan Facility and Sydney Branch RC Facility.

The consolidated effective interest rate on the Company's credit agreements at September 27, 2025, was 5.6%. Interest expense recognized, excluding interest rate swap activity, during the nine months ended September 27, 2025, and September 28, 2024, totaled $21.3 and $29.1, respectively.

10. INCOME TAXES

The provision for income taxes for the three months ended September 27, 2025 and September 28, 2024, was 19.8% and 14.2% of pretax income, respectively. The provision for income taxes for the nine months ended September 27, 2025, and September 28, 2024, was 22.3% and 20.3% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products. The prior year quarter included an increase in discrete tax benefits driven by the officer transition in July 2024.

At September 27, 2025, the Company had unrecognized tax benefits of $6.3 including accrued interest. If recognized, $0.4 of unrecognized tax benefits would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of September 27, 2025 is not considered material to the Company’s Consolidated Financial Statements.

The Company remains subject to income tax examinations in various foreign jurisdictions. The Company believes it has adequately reserved for income taxes that could result from any audit adjustments.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While we expect certain provisions of the OBBBA to change the timing of cash payments in the current fiscal year and future periods, we do not expect the legislation to have a material impact on our consolidated financial statements.

On September 27, 2025, the Company divested Guwing and CFP. The tax effect of the Divestiture was recorded as a discrete $3.5 in the quarter.

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

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan and from time to time for special recognition. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. Compensation expense recognized for RSUs granted to employees totaled $2.4 and $2.9, respectively, for the nine months ended September 27, 2025, and September 28, 2024.

The Helios Technologies, Inc. Non-Employee Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2023 Plan, which vest over a one-year period. Directors were granted 20,111 and 17,714 RSUs during the nine months ended September 27, 2025, and September 28, 2024, respectively. The Company recognized director stock compensation expense on the RSUs of $0.7 and $0.9 for the nine months ended September 27, 2025, and September 28, 2024, respectively.

The following table summarizes RSU activity for the nine months ended September 27, 2025:

		Weighted Average
	Number of Units	Grant-Date
	(in thousands)	Fair Value per Share
Nonvested balance at December 28, 2024	224	$49.13
Granted	122	38.68
Vested	(81)	54.66
Forfeited	(22)	42.98
Nonvested balance at September 27, 2025	243	$42.59

Included in the nonvested balance at September 27, 2025, are 58,041 nonvested performance-based RSUs.

The Company had $5.6 of total unrecognized compensation cost related to the RSU awards as of September 27, 2025. That cost is expected to be recognized over a weighted average period of 1.7 years.

Stock Options

In February 2025, the Company granted additional stock options with time and performance vesting conditions to its officers and employees. Performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of options ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. These options have an exercise price per share of $39.80 which is equal to the market price of Helios stock on the grant date. The options have a 10-year expiration. The grant date fair value of the options totaled $2.5 and was estimated using a Black Scholes valuation model. As of September 27, 2025, there are 131,933 unvested options.

At September 27, 2025, the Company had $2.1 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 2.3 years.

	Number of Shares (not rounded)	Weighted Average Exercise Price
Outstanding at December 28, 2024	46,529	$42.29
Granted	131,933	39.80
Forfeited/Expired	(20,458)	39.89
Outstanding at September 27, 2025	158,004	40.52
Exercisable at September 27, 2025 (A)	4,693	49.67

(A) Options expire between the years 2030-2032 with strike prices between $39.75 - $55.03.

Share Repurchase Plan

On February 20, 2025, the Board approved a multi-year share repurchase program (the "Share Repurchase Program"), authorizing the Company to repurchase up to $100.0 of our outstanding common stock. The Company may purchase shares at management’s discretion from time to time in the open market, through privately negotiated transactions, through investment banking institutions or through other means in accordance with applicable federal securities laws, including Rule 10b5-1 trading plans. To the extent that the Company repurchases its shares, the amount and timing of any repurchases are subject to a variety of factors including, but not limited to, general business and market conditions, share price, regulatory and legal requirements and capital availability. The program does not obligate the Company to acquire a minimum number of shares. The share repurchase program will be funded with cash on hand and cash generated from operations. As of September 27, 2025, the Company has repurchased 250,000 shares under the Share Repurchase Program. As of September 27, 2025, the Company has $90.8 million of remaining availability to repurchase outstanding common stock under its Share Repurchase Program.

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

Employees purchased 49,710 shares at a weighted average price of $27.89 and 37,681 shares at a weighted average price of $38.44, under the ESPP and UK plans during the nine months ended September 27, 2025, and September 28, 2024, respectively. The Company recognized $0.6 and $0.3 in compensation expense during the nine months ended September 27, 2025, and September 28, 2024, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 28, 2024	$5.3	$(80.9)	$(75.6)
Other comprehensive loss before reclassifications	—	50.7	50.7
Tax effect	—	(12.5)	(12.5)
Net current period other comprehensive loss	—	38.2	38.2
Balance at September 27, 2025	$5.3	$(42.7)	$(37.4)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 30, 2023	$4.9	$(60.3)	$(55.4)
Other comprehensive (loss) income before reclassifications	(2.3)	5.0	2.7
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.8	—	2.8
Tax effect	(0.1)	(1.3)	(1.4)
Net current period other comprehensive income	0.4	3.7	4.1
Balance at September 28, 2024	$5.3	$(56.6)	$(51.3)

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

The Hydraulics segment designs and manufactures hydraulic components and systems used to transmit power and control force, speed and motion. There are two categories based on Hydraulic system architecture: MCT and FCT. MCT includes components used to control the flow and pressure of fluids in a system including valves, pumps, actuators, sensors, and filters. FCT includes components used to convey fluids and fluid power through a system and are designed to grant maximum flexibility of design and reliability. MCT includes manifold and Cartridge Valve Technology ("CVT") and FCT includes Quick Release Coupling ("QRC") solutions. CVT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. QRC products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensures high-performance under high temperature and pressure using one or multiple couplers. Engineered solutions that incorporate CVT and QRC technologies are also provided to machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems.

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the nine months ended September 27, 2025, the unallocated costs totaled $26.6 and included certain corporate costs not deemed to be allocable to either business segment of $2.5 and amortization of acquisition-related intangible assets of $24.1. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

Net sales and operating profit of our business segments exclude intersegment sales and the related cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment.

The financial results of the Divestiture are included within our Hydraulics segment through September 27, 2025, the Divestiture completion date.

Beginning in our 2024 annual reporting, we adopted ASU 2023-07 retrospectively. The following tables set forth our segment information of revenue, significant segment expenses, and operating income from operations for the periods ended September 27, 2025 and September 28, 2024:

	Three Months Ended September 27, 2025
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$141.3	$79.0	$—	$220.3
Reportable segment total cost of sales	95.4	51.9	—	147.3
Reportable segment gross profit	$45.9	$27.1	$—	$73.0
Selling, engineering and administrative expenses (a)	$16.1	$10.9	$—	$27.0
Goodwill Impairment	—	25.9	—	25.9
Research and development (b)	2.1	2.2	—	4.3
Indirect expenses (c)	3.5	1.8	1.6	6.9
Amortization of intangible assets (d)	—	—	7.6	7.6
Operating income	$24.2	$(13.7)	$(9.2)	$1.3

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Three Months Ended September 28, 2024
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$129.4	$65.1	$—	$194.5
Reportable segment total cost of sales	88.5	45.5	—	134.0
Reportable segment gross profit	$40.9	$19.6	$—	$60.5
Selling, engineering and administrative expenses (a)	$14.3	$9.7	$—	$24.0
Goodwill Impairment	—	—	—	—
Research and development (b)	1.9	2.9	—	4.8
Indirect expenses (c)	0.5	0.2	0.9	1.6
Amortization of intangible assets (d)	—	—	7.9	7.9
Operating income	$24.2	$6.8	$(8.8)	$22.2

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Nine Months Ended September 27, 2025
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$408.6	$219.6	$—	$628.2
Reportable segment total cost of sales	278.8	149.1	—	427.9
Reportable segment gross profit	$129.8	$70.5	$—	$200.3
Selling, engineering and administrative expenses (a)	$46.8	$31.7	$—	$78.5
Goodwill Impairment	—	25.9	—	25.9
Research and development (b)	6.5	7.6	—	14.1
Indirect expenses (c)	9.8	5.1	2.5	17.4
Amortization of intangible assets (d)	—	—	24.1	24.1
Operating income	$66.7	$0.2	$(26.6)	$40.3

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Nine Months Ended September 28, 2024
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$417.5	$208.9	$—	$626.4
Reportable segment total cost of sales	287.2	140.9	—	428.1
Reportable segment gross profit	$130.3	$68.0	$—	$198.3
Selling, engineering and administrative expenses (a)	$44.5	$30.2	$—	$74.7
Goodwill Impairment	$—	$—	$—	$—
Research and development (b)	6.1	9.0	—	15.1
Indirect expenses (c)	9.8	4.6	2.0	16.4
Amortization of intangible assets (d)	—	—	23.6	23.6
Operating income	$69.9	$24.2	$(25.6)	$68.5

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Capital expenditures
Hydraulics	$5.3	$4.1	$14.7	$13.9
Electronics	1.4	1.9	3.5	5.7
Total	$6.7	$6.0	$18.2	$19.6
Depreciation and amortization
Hydraulics	$5.7	$5.7	$16.4	$17.1
Electronics	2.5	2.4	7.1	6.8
Corporate and Other	7.7	8.0	24.3	23.9
Total	$15.9	$16.1	$47.8	$47.8

	September 27, 2025	December 28, 2024
Goodwill
Hydraulics	$311.6	$287.1
Electronics	186.0	211.8
Total	$497.6	$498.9
Total assets
Hydraulics	$950.1	$926.6
Electronics	554.1	572.4
Corporate and Other	51.6	6.4
Total	$1,555.8	$1,505.4

Geographic Region Information

Net sales are measured based on the geographic destination of sales. For the nine months ended September 27, 2025, sales to the U.S. represented approximately 45% of total net sales. Other countries with net sales concentration included China, 10%, Australia, 8%, and Germany, 6%, approximately. All other countries individually represented less than 5% of total net sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right of use assets. The following table presents financial information by region:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales
Americas	$114.2	$103.0	$328.8	$334.2
EMEA	51.0	43.2	149.5	147.0
APAC	55.1	48.3	149.9	145.2
Total	$220.3	$194.5	$628.2	$626.4

	September 27, 2025	December 28, 2024
Tangible long-lived assets
Americas	$128.8	$139.1
EMEA	42.6	36.5
APAC	19.3	17.9
Total	$190.7	$193.5

14. RELATED PARTY TRANSACTIONS

The Company has in the past purchased from, and sold inventory to, entities partially owned or managed by directors of Helios ("related party entities"). For the nine months ended September 27, 2025, and September 28, 2024, sales to related party entities totaled $0.0 and $2.3, respectively. At September 27, 2025, and December 28, 2024, amounts due from the related party entities totaled $0.0 and $0.0, respectively.

15. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

16. SUBSEQUENT EVENTS

On October 1, 2025, the company received $38.4 USD as payment for the Divestiture and the Sydney Branch Term Loan Facility and Sydney Branch RC Facility were paid in full.

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

Restructuring Activities

Our previously announced restructuring activities within our Hydraulics segment related to the creation of our two new Regional Operational Centers of Excellence ("CoE") are complete. The Hydraulic Manifold Solutions CoE, located in Mishawaka, Indiana, is now doing the manifold machining and integrated package assembly for Sun Hydraulics, Faster Inc., and Daman. The Hydraulic Valve and Coupling Solutions CoE, located in Sarasota, Florida, is manufacturing and assembling cartridge valve technology and quick release couplings. We also continue to add capabilities and activities to our recently expanded Tijuana, Mexico facility to support our Electronics segment. Initial efforts focused on circuit board assembly and wire harness production. We paused activities as a result of the changing tariff landscape but continue to evaluate plans to move additional production activities to Tijuana.

The initial phase of the restructuring activities to better optimize our European regional operations is complete. This included transitioning some manufacturing of manifolds and integrated package assembly to our Roncolo, Italy location. To create capacity in Roncolo, we moved some turning and lathing operations from Roncolo to our Rivolta, Italy location. These activities included transferring equipment and operations between facilities. Additional phases of this project are currently paused, we continue to evaluate plans for restructuring activities to optimizing operations in the European Region.

In January 2025, the Company began restructuring the Helios Center of Engineering Excellence (“HCEE”). Consistent with the Company's previously announced restructuring plan, during the end of the second quarter 2025, management ceased operations at the San Antonio office and reassigned resources to the operations at our other major facilities across the business, and eliminated certain positions. As a result of this planned change in the HCEE business operations, the workforce intangible asset associated with the HCEE acquisition was reviewed by management and it was determined that the remaining net book value of the asset should be accelerated and amortized over a useful life ending June 2025.

Restructuring costs totaled $1.4 and $4.4, for the nine months ended September 27, 2025 and September 28, 2024.

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

Tariffs

During the first three quarters of 2025, additional tariffs were imposed on goods imported into the U.S. from China, Mexico and Canada. In addition, tariffs on steel and aluminum were increased and various reciprocal tariffs were also imposed. These costs are reflected in the cost of sales on our Consolidated Statements of Operations.

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

We export products from our U.S. locations to more than 40 countries. Our total U.S. exports were approximately $35.8 or 16.2% of total sales in the three months ended September 27, 2025, of which exports to China were $2.2 or 1.0% of total sales in the period. For the nine months ended September 27, 2025, our total U.S. exports were approximately $93.6 or 14.9% of total sales, of which exports to China were $12.5 or 2.0% of total sales. Based on the tariffs in effect as of the date of this Form 10-Q, products we export to China from the U.S. are subject to tariffs up to 10%. Trade relations between the U.S. and other countries are fluid and we are unable to predict if tariffs (including retaliatory tariffs) imposed by other countries on our U.S. exports will change in the future.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products decreased 6% during the first nine months of 2025 compared to the first nine months of the prior year while the U.S. index of orders of hydraulic products increased 7% during the same period. In Europe, the CEMA (European Agricultural Machinery Association) Business Barometer reported in September 2025 that the general business climate index for the European agricultural machinery industry has improved since our second quarter in addition to expectations in the upcoming months due to positive assessments for both orders and sales. Both the current business sentiment and expectations for turnover in the next six months trended upward in the third quarter. The report also indicated that the confidence index remains low for France, Netherlands and UK, especially when broken into the larger segments of tractors and harvesting equipment, while improvement was reflected for other important markets with Spain and Italy leading the European market ranking.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports third quarter 2025 output of semiconductors and other electronics components increased from the prior quarter, the sixth sequential quarterly increase. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments were up 32% in September after being up 12.8% in August and up 20.7% in July compared with the same months last year. PCB bookings in 2025 were up 1.8% in September compared to the prior year, with bookings for the first nine months of the year were higher by 10.5%. The book to bill ratio, calculated as the value of orders booked over the past three months divided by the value of sales in the same period, was above 1.1 for each month, indicating the stronger demand environment that started the year continues. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments decreased 1.2% in September compared to the prior year. EMS bookings decreased 3.2% in September year over year after decreasing 4.3% in August and increasing 7.9% in July, highlighting the sector's choppiness in the quarter.

Executive Officer and Board Transitions

On January 6, 2025, the Company announced that the Board of Directors ("Board") promoted Sean Bagan to President and Chief Executive Officer of the Company, effective January 6, 2025. The Board subsequently nominated Mr. Bagan for election to the Board at the 2025 Annual Meeting of Shareholders. Mr. Bagan also continued to serve as Chief Financial Officer while the Company conducted a search process to identify a permanent Chief Financial Officer to backfill his previous role. In connection with Mr. Bagan’s appointment, Chairman Philippe Lemaitre, serving as Executive Chairman, resumed his role as Non-Executive Chairman.

On March 13, 2025, Mr. Lemaitre notified the Company of his decision to retire and not seek re-nomination at the 2025 Annual Meeting of Shareholders. He had served on Helios’ Board since 2007 and as Chair since 2013. On March 13, 2025, the Board elected Laura Dempsey Brown to serve as the new Non-Executive Chair of the Board, effective March 13, 2025.

On June 5, 2025, the Board appointed Ian Walsh to serve as a member of the Board effective June 5, 2025. Mr. Walsh was also appointed to serve on the Board's Audit Committee and Governance Committee. He serves as a member of the class of directors whose term will expire at the 2026 Annual Meeting of Shareholders.

On August 28, 2025, the Board, announced that Michael Connaway had been appointed to the corporate officer position of Executive Vice President, Chief Financial Officer, effective as of October 13. In connection with Mr. Connaway's appointment, Sean Bagan, President, Chief Executive Office, and Chief Financial Officer, will no longer hold the corporate officer position of Chief Financial Officer as of October 13.

On August 28, 2025, the Board also announced that Jeremy Evans had been appointed to the corporate officer position of Senior Vice President, Chief Accounting Officer and Corporate Controller, effective September 1, 2025.

2025 Third Quarter Results and Comparison of the Three Months Ended September 27, 2025, and September 28, 2024

(In millions, except per share data)

The following is a discussion of our third quarter of 2025 results of operations and liquidity and capital resources. Comparisons are with the corresponding reporting period of 2024, unless otherwise noted.

The following table presents our consolidated results of operations:

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Net sales	$220.3	$194.5	$25.8	13.3%
Gross profit	$73.0	$60.5	$12.5	20.7%
Gross profit %	33.1%	31.1%
Operating income	$1.3	$22.2	$(20.9)	(94.1)%
Operating income %	0.6%	11.4%
Net income	$10.3	$11.4	$(1.1)	(9.6)%
Diluted net income per share	$0.31	$0.34	$(0.03)	(8.8)%

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Net sales	$628.2	$626.4	$1.8	0.3%
Gross profit	$200.3	$198.3	$2.0	1.0%
Gross profit %	31.9%	31.7%
Operating income	$40.3	$68.5	$(28.2)	(41.2)%
Operating income %	6.4%	10.9%
Net income	$28.9	$34.2	$(5.3)	(15.5)%
Diluted net income per share	$0.87	$1.03	$(0.16)	(15.5)%

Third quarter consolidated net sales increased $25.8, 13.3%, above the prior-year third quarter. Changes in foreign currency exchange rates had a favorable impact to our third quarter sales of $1.8, 0.9%.

Consolidated net sales for the year-to-date period were higher by $1.8, 0.3%. Changes in foreign currency exchange rates had a favorable impact to our year-to-date quarter sales of $1.1, 0.2%.

Third quarter sales were positively impacted by increased demand in our recreational, mobile and agriculture end markets. Sales in the agriculture end market were up compared to the prior year period, an improvement from year over year declines in the prior six quarters. Sales for the year-to-date period were positively impacted by increased demand for products in our recreational and mobile end markets, offset partially by a decrease in the industrial and agriculture end markets. Sales in the health and wellness end market were relatively flat in both the third quarter and year to date periods. Sales were up in all regions driven by stronger demand in both segments during the third quarter compared to the prior year period. Sales in the EMEA and APAC regions were up while sales in the Americas region were down in the year-to-date period compared to the prior year.

Third quarter gross profit increased $12.5, 20.7%, above the prior year third quarter primarily from the impact of higher volume and lower direct labor costs as a percentage of sales partially offset by net tariff impacts. Gross margin increased by 200 basis points as the impact of higher fixed costs leverage on higher volume and lower direct labor costs more than offset the impact of net tariffs.

Year-to-date gross profit increased $2.0, 1.0%, primarily from the impact of higher volume and lower direct labor costs, partially offset by higher material costs and the net impact of tariffs. Gross margin increased by 23 basis points as the impact of higher volume and lower labor more than offset higher material costs and the net impact of tariffs.

A reduction in the i3 projected profit contributions to the Company over the short and mid-term due to de-emphasizing i3 sales that do not align with the Company's core business led to an impairment charge of $25.9 million of goodwill at our i3 reporting unit, a component within our Electronics segment. This is the primary driver of the decrease in operating income as a percentage of sales in both the third quarter and year to date periods compared to the prior year.

Prior to the goodwill impairment charge, third quarter operating income as a percentage of sales increased 97 basis points to 12.4% compared with the prior year period. The increase is due to the gross margin level improvement partially offset by higher operating expenses. Operating expenses were $7.5 higher than the year ago period, mainly due to higher wages and benefit costs and costs associated with the Divestiture. The prior year period included a $5.5 reversal of unvested stock compensation in connection with the officer transition in July 2024.

Year-to-date operating income as a percentage of sales prior to the goodwill impairment charge compared with the prior year period decreased 51 basis points to 10.5%. The decrease is due to higher operating expenses as a percentage of revenue, primarily from higher wages and benefit costs and higher amortization related to the HCEE accelerated intangible amortization as a result of restructuring activities partially offset by the gross margin changes.

Net interest expense decreased by $2.1 to $6.9 in the third quarter of 2025 primarily due to lower debt outstanding compared to the prior year period. Average net debt decreased to $373.7 during the third quarter of 2025 compared with $447.2 during the third quarter of 2024. The reduction in average net debt is due to the paying down of debt incurred from prior year acquisitions. Year to date interest expense totaled $21.3, a decrease of $4.4. The prior year to date period interest expense benefited $3.6 from a recognized gain on an interest rate swap agreement. Excluding the impact of the interest rate swap agreement, interest expense was lower by $8.0 due to carrying a lower debt balance throughout the period and lower average interest rates. Average net debt for the year-to-date period decreased to $384.8 compared with $464.6 during the prior-year period.

The provision for income taxes for the third quarter of 2025 was 19.8% of pretax income compared to 14.2% for the prior-year third quarter. The year-to-date provision was 22.3% and 20.3% of pretax income for 2025 and 2024, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

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

The Company continues to evaluate the impact of Pillar Two legislation and application of safe harbors. Based on its current assessment, the Company does not expect it to have a material impact in 2025 to its effective tax rate.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While we expect certain provisions of the OBBBA to change the timing of cash payments in the current fiscal year and future periods, we do not expect the legislation to have a material impact on our consolidated financial statements.

SEGMENT RESULTS

Hydraulics

The following table presents the results of operations for the Hydraulics segment:

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Net sales	$141.3	$129.4	$11.9	9.2%
Gross profit	$45.9	$40.9	$5.0	12.2%
Gross profit %	32.5%	31.6%
Operating income	$24.2	$24.2	$0.0	0.1%
Operating income %	17.2%	18.7%

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Net sales	$408.6	$417.5	$(8.9)	(2.1)%
Gross profit	$129.8	$130.3	$(0.5)	(0.4)%
Gross profit %	31.8%	31.2%
Operating income	$66.7	$69.9	$(3.2)	(4.6)%
Operating income %	16.3%	16.7%

Third quarter net sales for the Hydraulics segment increased by $11.9, 9.2%, compared with the prior year third quarter. The increase in sales in the third quarter was driven by improved demand in the mobile and agriculture end markets, partially offset by softness in the industrial end market. Changes in foreign currency exchange rates had a favorable impact of $1.8, 1.4%.

Year-to-date net sales for the Hydraulics segment decreased by $8.9, 2.1%, compared with the prior year period. The decline in sales was driven by softness in the industrial and agriculture end markets, partially offset by improved demand in the mobile end market. Changes in foreign currency exchange rates had an unfavorable impact of $1.1, 0.3%.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment:

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Americas	$53.7	$52.1	$1.6	3.1%
EMEA	41.2	36.7	4.5	12.3%
APAC	46.4	40.6	5.8	14.3%
Total	$141.3	$129.4

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Americas	$157.9	$167.4	$(9.5)	(5.7)%
EMEA	125.1	125.0	0.1	0.1%
APAC	125.6	125.1	0.5	0.4%
Total	$408.6	$417.5

Regional sales performance in the third quarter compared to the prior year quarter was driven by:

Americas - sales increased $1.6, 3.1%, primarily from stronger demand for our FCT products.

EMEA - excluding favorable changes in foreign currency rates of $2.2, sales increased $2.3, 6.4%, driven by generally stronger demand in the region for both our MCT and FCT products.

APAC - excluding unfavorable changes in foreign currency rates of $0.4, sales increased $6.2, 15.3%, with increased demand in China and Australia.

Regional sales performance in the year-to-date quarter compared to the prior year quarter was driven by:

Americas - sales declined $9.5, 5.7%, primarily from generally softer demand in the region.

EMEA - excluding favorable changes in foreign currency rates of $3.2, sales decreased $3.1, 2.5%, primarily driven by decreased demand in France and Germany..

APAC - excluding unfavorable changes in foreign currency rates of $1.8, sales increased $2.3, 1.9%, with increased demand in China and Australia.

Third quarter gross profit increased $5.0, 12.2%, or 90 basis points, primarily due to better fixed cost leverage on higher volume and lower direct labor costs as a percentage of sales.

Year-to-date gross profit decreased $0.5, 0.4%, as lower material and direct labor costs offset most of the impact of lower volume. Gross margin increased 60 basis points as lower material and direct labor costs as a percentage of sales more than offset the impact of lower fixed costs leverage on lower volume.

Operating income as a percentage of sales decreased 160 basis points to 17.1% in the third quarter of 2025 due to the gross margin level improvement being offset by higher operating expenses. Operating expenses were $5.1 higher than the year ago period, mainly due to higher wages and benefit costs. The prior year period included a $3.7 reversal of unvested stock compensation in connection with the officer transition in July 2024.

Operating income as a percentage of sales was 16.3% in the year-to-date period, a decline of 40 basis points compared to the prior year as the gross margin decrease was partially offset by lower operating expenses as a percentage of sales.

Electronics

The following table presents the results of operations for the Electronics segment:

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Net sales	$79.0	$65.1	$13.9	21.4%
Gross profit	$27.1	$19.6	$7.5	38.3%
Gross profit %	34.3%	30.1%
Operating income	$(13.7)	$6.8	$(20.5)	(301.5)%
Operating income %	-17.5%	10.4%

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Net sales	$219.6	$208.9	$10.7	5.1%
Gross profit	$70.5	$68.0	$2.5	3.7%
Gross profit %	32.1%	32.6%
Operating income	$0.2	$24.2	$(24.0)	(99.2)%
Operating income %	0.1%	11.6%

Third quarter net sales for the Electronics segment increased $13.9, 21.4%, compared with the prior year third quarter. Compared to the prior year period, the third quarter sales increase was driven by the recreational end market. Sales in the mobile and industrial end markets increased slightly, while sales to the health and wellness end market decreased slightly. Changes in foreign currency exchange rates had minimal impact.

Year-to-date net sales for the Electronics segment increased $10.7, 5.1%, compared with the prior year period. All end markets increased with the largest increase coming from the recreational end market. Changes in foreign currency exchange rates had minimal impact.

The following table presents net sales based on the geographic region of the sale for the Electronics segment:

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Americas	$60.5	$50.9	$9.6	18.9%
EMEA	9.8	6.5	3.3	50.8%
APAC	8.7	7.7	1.0	13.0%
Total	$79.0	$65.1

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Americas	$170.9	$166.8	$4.1	2.5%
EMEA	24.4	22.0	2.4	10.9%
APAC	24.3	20.1	4.2	20.9%
Total	$219.6	$208.9

Sales increased year over year across most end markets except for health and wellness in the Americas region, while sales increased year over year in all end markets in the EMEA region in the third quarter. For the year-to-date period, sales increased across all end markets in the Americas and EMEA regions. APAC sales increased over the comparable third quarter and year-to-date period in APAC driven by the health and wellness end market.

Third quarter gross profit increased $7.5, 38.3% compared to the prior year third quarter, primarily due to higher volume. Gross margin improved 420 basis points, primarily due to the impact of higher fixed costs leverage on higher volume, lower direct labor costs as a percentage of sales and a favorable product mix.

Year-to-date gross profit increased $2.5, 3.7%, primarily due to higher volume, partially offset by higher freight and duties. Freight and duties included a $2.4 expense related to a product import classification change. Gross margin declined 50 basis points over the same period to 32.1%. Excluding the freight and duties expense related to the product import classification change, gross margin was 33.2%, an improvement of 60 basis points over the prior year.

Prior to the goodwill impairment charge in our i3PD reporting unit, operating income as a percentage of sales increased 490 basis points to 15.3% in the third quarter of 2025 compared to the prior year period due to the higher gross margin and lower operating expenses as a percentage of sales. The prior year period included a $1.8 reversal of unvested stock compensation in connection with the officer transition in July 2024.

Year-to-date operating income as a percentage of sales increased 20 basis points to 11.8% compared to the prior year period prior to the goodwill impairment charge. This is primarily due to lower R&D expenses as a percentage of sales more than offsetting the gross margin decline. R&D expenses decreased by $1.4 year over year.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the third quarter of 2025, these costs totaled $9.2 for amortization of acquisition-related intangible assets of $7.6, $1.4 for activities related to the Divestiture and $0.2 for officer transition costs. Compared to the third quarter of 2024, these costs increased by $0.4, primarily due to costs related to the Divestiture partially offset by lower amortization of acquisition-related intangible assets and lower officer transition costs. Year-to-date, corporate and other costs totaled $26.6 for amortization of acquisition related intangible assets of $24.1, $1.8 for activities related to the sale of CFP and $0.7 related to officer transition costs, compared to $25.6 in the 2024 year-to-date period that included amortization of acquisition related intangible assets of $23.6, $1.3 for officer transition costs and $0.7 related to our acquisition and integration activities.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. We also use borrowings on our credit facilities to fund acquisitions. During the first nine months of 2025, cash provided by operating activities totaled $81.3. At the end of the third quarter, we had $54.9 of available cash and cash equivalents on hand and $360.3 of available credit on our revolving credit facilities. We also have a $400.0 accordion feature available under our Third Amended and Restated Credit Agreement, subject to certain pro forma compliance requirements, intended to support potential future acquisitions.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ Change
Net cash provided by operating activities	$81.3	$86.4	$(5.1)
Net cash used in investing activities	(21.6)	(22.1)	0.5
Net cash used in financing activities	(51.1)	(49.4)	(1.7)
Effect of exchange rate changes on cash and cash equivalents	2.2	(0.6)	2.8
Net increase in cash and cash equivalents	$10.8	$14.3	$(3.5)

Cash on hand increased $10.8 in the first three quarters of 2025 to $54.9 as of September 27, 2025. Changes in exchange rates during the nine months ended September 27, 2025, positively impacted cash and cash equivalents $2.2. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Year-to-date cash from operations decreased by $5.1 to $81.3. Cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) increased by $5.4 in the first three quarters of 2025 compared to the same period in 2024. Changes in net operating assets and liabilities negatively impacted cash flow by $10.5 in the third quarter, compared to the prior year period, primarily from an increase in accounts receivable and inventory. Changes in inventory increased cash by $1.0 in comparison to an increase of cash by $16.2 in the first three quarters of 2025 and 2024, respectively. Days of inventory on hand decreased to 118 days as of September 27, 2025, compared with 139 days as of September 28, 2024. Changes in accounts receivable reduced cash by $35.4 and $5.5 in the first three quarters of 2025 and 2024, respectively. Days sales outstanding decreased slightly to 55 days as of September 27, 2025, compared with 57 days as of September 28, 2024. Changes in accounts payable increased cash by $20.3 in comparison to a reduction of cash of $13.4 in 2025 and 2024, respectively. Days payables outstanding for the 2025 year increased to 46 days from 39 days during 2024.

Investing activities

Cash used in investing activities totaled $21.6 in the first three quarters of 2025, compared to $22.1 in the first three quarters of the prior year.

Capital expenditures totaled $18.2, 2.9%, of sales for the first three quarters of 2025, a decrease of $1.4 over the prior year comparable period. Capital expenditures for 2025 are forecasted to be approximately 3.0% to 3.5% of sales, for investments in machinery and equipment, improvements to manufacturing technology and maintaining or replacing existing machine capabilities.

Financing activities

Net cash used in financing activities totaled $51.1 during the first three quarters of 2025, compared to $49.4 in the same period of the prior year. In the first three quarters of 2025, repayments, net of borrowings, totaled $32.2 compared to $42.0 in the first three quarters of 2024.

Borrowings on our term loans and revolving credit facilities as of September 27, 2025, totaled $280.3 and $138.8, respectively. See Note 9 of the Condensed Notes to the Consolidated, Unaudited Financial Statements included in this Quarterly Report for additional information regarding our credit facilities.

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

During the third quarter of 2025, we declared a quarterly cash dividend of $0.09 per share payable on July 21, 2025, to shareholders of record as of July 7, 2025. The declaration and payment of future dividends is subject to the sole discretion of the Board, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board.

Share Repurchase Program

On February 20, 2025, the Board approved a multi-year share repurchase program (the "Share Repurchase Program"), authorizing the Company to repurchase up to $100.0 of our outstanding common stock. The Company may purchase shares at management’s discretion from time to time in the open market, through privately negotiated transactions, through investment banking institutions or through other means in accordance with applicable federal securities laws, including Rule 10b5-1 trading plans. To the extent that the Company repurchases its shares, the amount and timing of any repurchases are subject to a variety of factors including, but not limited to, general business and market conditions, share price, regulatory and legal requirements and capital availability. The program does not obligate the Company to acquire a minimum number of shares. The share repurchase program will be funded with cash on hand and cash generated from operations. During the nine months ended September 27, 2025, the Company repurchased 250,000 shares of its common stock for $9.2. As of June 28, 2025, the Company has $90.8 million of remaining availability to repurchase outstanding common stock under its Share Repurchase Program.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any material changes made during the first nine months of 2025, are disclosed in Note 2 of the Condensed Notes to the Consolidated, Unaudited Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our term loans and revolving credit facilities. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of September 27, 2025, we had $138.8 in borrowings outstanding under the revolving credit facilities and $280.3 in borrowings outstanding under the term loans. Based on our level of variable rate debt outstanding during the quarter ended September 27, 2025, a one percentage point increase or decrease in the average interest rate would have an impact on our annual financing costs over the next twelve months of approximately $4.3. This analysis excludes any effects from interest rate swap contracts as the Company does not have any active interest rate swap contracts.

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. Except as described above, there were no material changes during the nine months ended September 27, 2025.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides details of the Company's share repurchases of its common stock during the third quarter of 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Maximum Number of Shares That May Yet be Repurchased Under the Plans or Programs (in millions)(4)
June 29, 2025 - July 26, 2025	—	$—	—	$93.5
July 27, 2025 - August 23, 2025	—	$—	—	$93.5
August 24, 2025 - September 27, 2025	50,000	$54.22	50,000	$90.8
Total	50,000		50,000

(1) 250,000 total shares repurchased YTD 2025. No shares were purchased during the quarter that were not part of a publicly announced program.
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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the quarter ended September 27, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2025	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Sean Bagan
Sean Bagan
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2025
	By:	/s/ Jeremy Evans
Jeremy Evans
Chief Accounting Officer (Principal Accounting Officer)