Form 10-K
period 2026-01-03
HELIOS TECHNOLOGIES, INC.
filed 2026-03-03
CIK 1024795

guarf5.un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2026

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

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $1,111,893,953.

The Registrant had 33,107,113 shares of common stock, par value $.001, outstanding as of February 20, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be held June 17, 2026, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2026, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

Helios Technologies, Inc.

INDEX

For the year ended

January 3, 2026

PART I

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

We operate under two business segments: Hydraulics and Electronics. The Hydraulics segment designs and manufactures hydraulic motion control and fluid conveyance technology products, including cartridge valves, manifolds and quick release couplings as well as engineers complete hydraulic system solutions. The Electronics segment designs and manufactures customized electronic controls systems, displays, wire harnesses, and software solutions for a variety of end markets.

Our Shared Values

At Helios, our shared values define how we show up for our customers, our colleagues, and our shareholders every day. They are the foundation of our culture, the lens through which we make decisions, and the standard by which we measure success. The following values guide us in how we work, how we lead, and how we create long-term value together.

•
Honesty

We commit fully to truth and transparency. Our actions build trust, strengthen collaboration, and create clarity in every relationship we touch.

•
Excellence

We pursue mastery in all that we do, driving relentlessly for higher quality, performance, and standards that set us apart in our industries.

•
Learning

We grow through experience. By harnessing both successes and failures, we continuously expand our knowledge and advance collective capabilities.

•
Innovation

We foster a culture of creativity and imagination, empowering bold thinking that opens new paths and delivers better solutions for the future.

•
Ownership

We take responsibility and hold ourselves accountable—for our actions, our outcomes, and our commitments to one another.

•
Solutions

We focus on solving problems and conquering challenges, delivering meaningful results that create impactful outcomes for our customers and communities.

Together, these shared values (pictured below) are more than words—they are commitments that shape our culture, fuel our performance, and unite us in building a stronger Helios for the future.

Our Vision

Our vision is to be the world’s most trusted and preferred provider of mission-critical technologies that ensure safety and reliability through seamless connectivity and intelligent control.

Our Mission

Our Mission is to deliver innovative, premium-quality hydraulic and electronic solutions through our trusted global brands enabling our customers to keep their products operating efficiently and with confidence.

Our Strategy

At Helios Technologies, we strive to be a diversified, customer-centric global enterprise distinguished by innovation, operational speed, and a high-performance culture. We will aim to leverage these competitive advantages to deliver unmatched customer value and top-tier financial returns.

We are a global operating company and have enhanced our Helios Business System (“HBS”) to establish our operating rhythm to drive accountability across the organization. We utilize a strategic planning and execution methodology to ensure the organization's long-term vision is translated into clear priorities, aligned actions, and measurable results at every level of the Company. The methodology includes an annual strategic planning review from which both short term and long term goals are established. Those goals are cascaded down to operational teams for tactical execution. Progress against goals is formally reviewed on a regular basis.

We are well positioned due to our focus and execution on paying down debt over the last three years to invest in organic sales and operational efficiency initiatives, with sufficient liquidity to explore future acquisition opportunities as a way to supplement our organic growth. Our approach to making future acquisitions has evolved from lessons we have learned as an organization from our past acquisitions.

The objective of our acquisition strategy going forward is to enhance Helios by:

•
Adding new technologies and capabilities that complement our current offerings;
•
Filling in white spaces in our geographic presence;
•
Bringing new customers, and increasing customer diversity;
•
Adding new or adjacent markets;
•
Meeting growth, profitability, and return goals; and
•
Leveraging operational synergies to drive earnings accretion.

To support the execution of our acquisition strategy, our financial focus is oriented around delivering industry leading operating margins, a strong balance sheet and sufficient financial flexibility to support both organic and acquisitive growth while maintaining our history of returning capital to shareholders through dividends and share repurchases.

Our internal key performance indicators are aligned with our strategy to ensure our short-term actions will deliver long-term expectations.

Our culture of innovation is at the core of our business. We have over 300 engineers in support of product innovation, in addition to technical support and customer service resources. We believe our product innovation will aid organic growth and fill the expected demand resulting from the megatrends of automation, electrification, digitalization, energy efficiency, productivity and artificial intelligence. All growth initiatives are intended to leverage our strong foundation and drive incremental margins to enhance profitability while preserving Helios' history of financial strength and stability.

Acquisitions

Over the last three years under our strategy, we have added to our portfolio of niche technologies through acquisitions:

•
In January 2023, we completed the acquisition of Schultes Precision Manufacturing, Inc. (“Schultes”). Schultes is a highly trusted specialist in manufacturing precision machined components and assemblies for customers requiring very tight tolerances, superior quality, and exceptional value-added manufacturing processes. Currently serving the hydraulic, aerospace, communication, food services, medical device, and dental industries, Schultes brings the manufacturing quality, reliability, and responsiveness critical to its customers’ success. Schultes provided additional manufacturing know-how and expanded our business into new end markets with attractive secular tailwinds.
•
In May 2023, we completed the acquisition of i3 Product Development (“i3PD”). i3PD is a custom engineering services firm, with engineers specializing in electronics, mechanical, industrial, embedded and software engineering. i3PD specializes in working to transform customers' ideas into industrial design solutions through rapid prototyping and creating 3D models in-house. Their solutions are used across many sectors, including medical, off-highway, recreational and commercial marine, power sports, health and wellness, agriculture, consumer goods, industrial, sports and fitness.

In 2024 and 2025, the Company continued to explore and evaluate potential acquisitions but no acquisitions were executed.

Divestitures

On September 27, 2025 the Company completed the sale of the outstanding equity interest in Guwing Holdings Pty. Ltd. ("Guwing"), and Guwing's 100% ownership of the share capital of Custom Fluidpower Pty. Ltd. ("CFP") to a non-related party (the "Divestiture"). CFP was acquired in August 2018 and expanded the Company's hydraulics operations and footprint in Asia-Pacific Region ("APAC"). Since acquiring CFP, we have further invested in the APAC region as part of our "in the region for the region" strategy and have expanded manufacturing and design engineering capabilities in China, South Korea, and India.

The preliminary sales price for the divestiture was approximately $76.7 AUD in cash including adjustments for estimated closing date net working capital and cash on hand, consisting of approximately $60.5 AUD in cash to the Company and approximately $16.2 AUD that the buyer agreed to pay directly to the Company’s lender in satisfaction of subsidiary-level debt. The sales price is subject to adjustments based on the final closing date net working capital and cash on hand of the divested business.

Business Segments

Our Hydraulics segment includes products sold under the Sun Hydraulics ("Sun"), Faster, NEM, Taimi, Daman and Schultes brands. The Electronics segment includes products sold under the Enovation Controls, Murphy, Zero Off, HCT, Balboa Water Group, Joyonway, i3PD and Cygnus Reach brands. Financial information about our business segments is presented in Note 16 of the Notes to the Consolidated Financial Statements.

Hydraulics

We classify the key technologies within our Hydraulics segment into two categories based on Hydraulic system architecture: motion control technology (“MCT”) and fluid conveyance technology (“FCT”). MCT includes components used to control the flow and pressure of fluids in a system. FCT includes components used to convey fluids and fluid power through a system and are designed to grant maximum flexibility of design and reliability. MCT includes our Sun cartridge valve technology where we pioneered a fundamentally different design platform employing a floating nose construction that results in a self-alignment characteristic. This design provides better performance and reliability advantages compared with most competitors’ product offerings. MCT also includes a range of common cavity solutions with our Sun and NEM brands as well as parts in body ("PiB") solutions from NEM.

Our cartridge valves are offered in several size ranges and include both electrically actuated and hydro-mechanical products. They are designed to operate reliably at higher pressures than most competitors, making them equally suitable for both industrial and mobile applications.

Hydraulic systems are increasingly taking signals from on-board electronic control systems, making it necessary for hydraulic products to be capable of digital communication. In response to this, we have aggressively expanded our MCT offering of electrically actuated cartridge valves that compliment our significant technology offering in PiB and directional control valves.

Additionally, we continue to invest in innovative and disruptive technologies. Our MCT ecoline™ family is a collection of products focused on increasing the energy efficiency of hydraulic systems. Also, our ENERGEN™ product line is the first hydraulic cartridge valve with the capability to convert hydraulic flow into electrical power.

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

We also provide industrial multi-connections, mostly automatically actuated, in fields like steel mills, automotive engine test beds, aeronautics and plastic injection. These multi-connections are typically custom designed for a particular application and handle not just hydraulic but also various process fluids and electrical signals of low, medium and high voltage. In addition, through our Taimi brand we have a swivel hose line accessory with innovative technology granting superior life and performance, effectively expanding hose life by up to ten times in heavy duty applications where hose bending and torsion under severe pressure conditions are normal. Applications for this product exist in mining, forestry equipment and high-end sailing solutions.

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

These circuits and systems provide engineered solutions that combine manifolds, MCT and FCT technology and allow users enhanced control of existing equipment, providing a competitive advantage and opportunities for higher margin. The systems we design and manufacture:

•
may include electro-hydraulic, remote, and electronic machine control and human-machine interface displays;
•
are highly efficient, reducing energy costs;
•
increase and optimize productivity;
•
introduce safer operating procedures;
•
are smaller in size than competitive products;
•
allow for automation of existing equipment;
•
allow for ease of maintenance and remote diagnostics and troubleshooting; and
•
enable data collection about equipment performance.

Electronics

We are one of the leaders in custom-tailored solutions for many industrial and commercial applications, including engines, engine-driven equipment and specialty vehicles with a broad range of rugged and reliable instruments such as displays, controls and instrumentation products through our Enovation Controls, Zero Off, Murphy and HCT brands. With the Balboa Water Group and Joyonway brands, we are also a global industry leader in the health and wellness market providing comprehensive electronic control systems with proprietary and patented technology for therapy bath, cold plunges, traditional hot tubs and swim spas.

As an innovative manufacturer of electronic controls and displays, we serve a variety of markets including off-highway, recreational marine, powersports and specialty vehicles, agriculture, water pumping, power generation, engine-driven industrial equipment, and health and wellness. We partner directly with original equipment manufacturers ("OEMs") and support a worldwide network of authorized distributors and systems integrators. We make significant investments to garner an intense understanding of unique applications to solve our customers' complex challenges.

Our focus is on being the preferred supplier of customized systems and mission critical components that create a safe and reliable user experience. This allows us to target customers or industries that see value in this level of integration, and as a result, our product list contains a wide variety of OEM applications. Product categories include traditional mechanical and electronic gauge instrumentation, plug and go CAN-based instruments, robust environmentally sealed controllers, hydraulic controllers, pumps and water flow systems, engineered panels, process monitoring instrumentation, printed circuit board assembly, wiring harnesses and custom software solutions. Our technologies can be used in both mobile, DC power applications, as well as fixed, AC power applications, enabling us to provide products and services across a broad base of applications.

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

Our panel solutions offer customized design and simple, turnkey solutions supported by our team of engineers dedicated to applications, wire harnesses, panels and software development. Engineers focus entirely on custom and standard solutions built to desired specifications. Our services for design and development include on-site installation and testing to ensure the solution works with the application out of the box.

Technology and Innovation

We are an innovative products and technology focused company. Our talented engineering teams within our Hydraulics and Electronics Segments work cross-functionally and seamlessly to develop innovative, industry leading products that address our customers' needs while also addressing the trend toward electrification of machines and full electro-hydraulic system solutions. While the core technology of our products has been critical to our Company’s historical success and will remain important in the future, we continue to invest in opportunities to develop innovative technology encompassing both the Hydraulics and Electronics segments to create new products to address future market trends and further diversify our end markets.

Manufacturing

Strategy

We have developed a "Center of Excellence" operations strategy across the companies in our Electronics and Hydraulics segments. This strategy leverages the breadth of our global footprint and depth of our manufacturing capabilities.

In support of our focus on global expansion, we have been driving “in the region, for the region” manufacturing to better align supply chain and manufacturing value streams with customers geographically to shorten lead times, reduce inventory, optimize costs, and mitigate global supply risks. Established manufacturing centers provide scale in North America, and we continue to optimize centers in both Asia and Europe to gain efficiencies and meet global demand over time. Manufacturing locations in the U.S., Canada, Mexico, Italy, Germany, South Korea, China and India provide a range of manufacturing options.

Our factory and supplier management is grounded in a people first approach that leverages the talents of our diverse global operations team. All global sites operate to high standards of stewardship and social responsibility. Structured programs ensure our supply chains comply with Conflict Minerals standards.

Hydraulics

Our Hydraulics operations footprint leverages manufacturing centers in North America, Europe, and Asia. Established supplier relationships and manufacturing capabilities in precision machining, finishing, heat treatment and testing allow us to deliver best in class quality and market leading hydraulic control solutions.

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

Sales and Marketing

In 2025, no single customer made up 10% or more than consolidated net sales across the Company.

Strategy

One of the key drivers of future growth for both the Electronics and Hydraulics segments is our product innovation that allows us to gain more wallet share with existing customers and to enter adjacent markets leveraging electronic and hydraulic solutions from our trusted brands. While always supporting our existing products, we will work with our partners to design the future and build solutions they need that ensure the safety, reliability, connectivity and control of their applications.

Our two segments are comprised of approximately 150 direct sales and application specialists serving our customers’ and working with their customers on solutions that solve complex problems and meet their needs. We will continue to use this long successful approach to support our strategy of being our customers' preferred provider for technology solutions.

Additionally, we utilize customer relationships from the different segments to create pull through of products, and joint product development has created additional sales opportunities for both segments.

Hydraulics

In 2025, 64% of Helios’ sales were derived from the Hydraulics segment. Our 2025 Hydraulics segment sales were distributed fairly evenly among our three major geographic regions with 40% to the Americas, 31% to Europe, the Middle East and Africa (“EMEA”) and 29% to Asia Pacific (“APAC”).

We market and sell hydraulic products and engineered solutions through value-added distributors and directly to OEMs. Our global channel partner network includes representation in many industrialized markets, and approximately 55% of segment sales are attributed to our channel partners who generally combine our products with other hydraulic components to design a complete hydraulic system. Sales direct to OEMs for integration in their machines make up the remaining 45%. We rely heavily on our distribution network in the U.S., while in the EMEA and APAC regions, sales are split more evenly between OEMs and distributors. Technical support is provided by local sales and application experts based in each region. Our new product initiatives in the Hydraulics segment are focused on expanding our line of electro-hydraulic valves, expanding product lines to new end markets like the data center, and modifying existing products based on customer input to support a wider range of applications.

Electronics

Electronic products are sold globally to OEM customers, distributors and system integrators. OEM sales constituted 78% of total Electronics segment sales in 2025. Building strong, lasting partnerships with OEMs is a priority. We rely on direct customer contacts to stimulate demand for our products. We work closely with our OEM customers to design and deliver innovative and reliable products for specific applications. Our hardware and software products are designed and modified with the customer utilizing our extensive application knowledge to create unique system level products that cannot be easily replaced by simply switching out components. Customer service support and an in-house technical service department is available before, during and after the initial sale to create sustainable partnerships with our customers. Current OEM customers continue to specify our products in new projects based on the high level of engagement, engineering capabilities and expertise, quality products and delivery performance.

We have a dedicated OEM sales team that collaborates with OEMs, and a distribution sales team that works with our channel partners. Overall, approximately 22% of 2025 Electronics segment sales were derived from independent authorized distributor channel partners.

We continue to execute on our strategic initiative to further diversify our channels to market and end markets served. This effort includes the development of new partners globally. These efforts assist in our ability to diversify our global customer base, allowing us to grow more quickly, diversify the end-markets we serve and expand our customer base.

In the Electronics Segment, we are advancing new product introductions and upgrades, including haptic, touchscreen, and hybrid panel displays. We are also adding enhanced features including higher processing power, connectivity, AI-capable hardware and more flexible programming options in our next generation products.

Geographically, our 2025 Electronics segment sales were 79% in the Americas, 10% in EMEA and 11% in APAC. There is a well-defined initiative to grow sales in EMEA and APAC as part of our growth strategy.

Competition

Hydraulics

Competitors in the hydraulics market are broken down into three categories: full-line hydraulic systems producers, component-only producers of MCT or FCT products, and low-cost producers. Most competitors market globally. Full-line producers, such as Parker Hannifin, Danfoss/Eaton and Bosch Rexroth/HydraForce, can provide complete hydraulic systems to their customers, including components functionally like those manufactured in our Hydraulics segment. Component-only producers are entities that offer only MCT or FCT products, while additional parts of the hydraulics system are obtained from other manufacturers. These include Delta Power Company, Stucchi and CEJN. Low-cost producers, such as Winner and Valvole Italia, are competitors who have emerged in low-cost production regions that will typically attempt to copy our products and like products designed by competitors. Low-cost producers generally have a limited product range compared with full line of cartridge valve and quick release coupling only producers, which restricts their ability to be competitive.

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

Balboa Water Group, including Joyonway, is the largest supplier of integrated end-to-end solutions for the therapy and wellness spa and bath markets and is the only supplier capable of providing the full spectrum of components, from controls and displays to pumps and jets. By providing integrated architecture of hardware and software that is customized to match OEM product specifications, Balboa Water Group creates a value proposition making it difficult for our customers to easily switch suppliers.

Our overall position in our key markets is defensible due to high barriers to switching suppliers, such as up-front engineering and programming costs, as well as positive perceptions among core customers on key selection criteria, including quality and service.

Human Capital

Our people are fundamental to the execution of our strategy and the long-term success of Helios. We are focused on building a high-performing, future-ready workforce through deliberate investments in talent, leadership capability, and a performance-driven culture aligned with our business objectives.

At the end of fiscal year 2025, we employed over 2,300 colleagues worldwide. Approximately 56% of our employees were located in the Americas region, 28% in the EMEA region, and 16% in the APAC region, following the divestiture of Custom Fluidpower in Australia. In addition, we maintain a committed service agreement with a third-party provider that supports approximately 500 jobs in Mexico and serves as an integral component of our global supply chain. This arrangement provides operational flexibility and allows us to adjust labor capacity in response to changes in market demand. Beyond our direct workforce, we utilize consultants, independent contractors, and temporary workers, as appropriate, to support business needs. In Italy, approximately 575 employees are represented by a labor union. We maintain constructive working relationships with union representatives and engage in ongoing dialogue to address workforce matters and support operational continuity. To our knowledge, there are no material labor disputes, strikes, or work stoppages pending or threatened that would have a material impact on the Company.

A core element of our people strategy is the continued evolution of a pay-for-performance culture across the organization. During 2025, we advanced efforts to harmonize our performance management framework globally, creating greater consistency, transparency, and accountability in how performance is assessed, developed, and rewarded across regions and businesses. This approach is designed to better align individual objectives with enterprise priorities, reinforce our shared values, and support differentiated rewards based on performance and contribution.

In parallel, we are designing a comprehensive global job architecture to establish a consistent, market-aligned framework for job definitions, leveling, and career pathways across our global workforce. The job architecture enhances clarity around roles and expectations, supports equitable and competitive compensation practices, and strengthens our ability to attract, retain, and develop talent while enabling scalable workforce planning as the Company grows.

Leadership development remains a critical investment area for Helios. We continue to build upon our Leadership Academy, a structured six-month development program designed to strengthen leadership capability and enterprise thinking across the organization. Each cohort includes approximately 25 high-potential leaders from across our global operations. The program combines in-person and virtual learning experiences focused on leadership effectiveness, collaboration, strategic execution, and people development. The Leadership Academy represents a key component of our long-term succession planning and talent development strategy and serves as a foundation for future leadership programs.

Through our employee engagement survey, we actively measure employee engagement to better understand workforce sentiment, strengthen organizational effectiveness, and inform leadership and people-related decisions. Management reviews the survey results to identify trends, prioritize actions, and support continuous improvement initiatives across the organization. During 2025, participation in our employee engagement survey increased by 8%, reflecting higher levels of workforce involvement and feedback. In 2025, our employee Net Promoter Score ("eNPS"), the measure of how likely our people are to recommend Helios as a great place to work, reached +20.2 from +7.3 the year before. We believe this is a strong signal that the majority of our employees believe in who we are, what we are building, and where we are headed.

As part of our broader human capital strategy, we continue to enhance our total rewards offerings to support employee recruitment, retention, and engagement. During 2025, we made progress consolidating and harmonizing benefit offerings across both business segments in the United States. This effort is intended to improve consistency, competitiveness, and administrative efficiency while supporting employee well-being. In recognition of these efforts, Helios received the 2025 Top Employee Benefits Award from Mployer, an industry leader in benefits analytics.

Helios is committed to maintaining an inclusive, ethical, and respectful workplace. All employees are expected to adhere to our Shared Values and our Code of Business Conduct and Ethics, which establish standards for integrity, accountability, mutual respect, and lawful and ethical behavior. These standards apply globally and are reinforced through training, communication, and leadership. In 2025, 100% of our global employees completed the Helios Global Code of Conduct as we continue to strive to provide equal opportunity for all employees and foster a workplace environment free from discrimination or harassment.

Employee safety, health, and well-being are foundational priorities. We believe our polices and procedures have been designed to comply with applicable environmental, health, and safety laws and to protect employees, contractors, and the communities in which we operate. Many facilities offer onsite medical clinics serving employees and their families, along with health and wellness programs focused on preventive care. We continue to provide a confidential employee assistance program that offers counseling and support services to employees and their families, as well as, an employee assistance fund that provides financial support to employees experiencing financial hardships due to unexpected medical bills, funeral costs, natural disasters, etc.

Through continued investment in our people, the advancement of a performance-driven culture, and the development of strong leadership capabilities, we believe Helios is positioned to sustain growth, drive operational excellence, and deliver long-term value to shareholders and other stakeholders.

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

Governmental Regulations

We are subject to a variety of federal, state and local laws and regulations, including in foreign jurisdictions, relating to our business practices, labor and employment, construction, land use and taxation, among others. These laws and regulations are complex, change frequently and have become more stringent over time. Compliance with government regulations, including environmental regulations, has not had a material effect on our capital expenditures, earnings or competitive position, and based on current information and the applicable laws and regulations currently in effect, is not expected to. However, laws and regulations that impose significant operational restrictions and compliance requirements upon our company can be changed, accelerated or adopted, which could negatively impact our operating results. See Item 1A - Risk Factors for additional risks related to governmental regulations.

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

Export Controls and Trade Policies

We are subject to numerous domestic and foreign regulations relating to our operations worldwide. In particular, we are subject to trade and import and export regulations in multiple jurisdictions, including sanctions administered by the Office of Foreign Asset Controls of the U.S. Treasury Department ("OFAC"). Our businesses may also be impacted by additional domestic or foreign trade regulations ensuring fair trade practices, including trade restrictions, tariffs and sanctions, including the previously enacted and potentially contemplated tariffs by the current U.S. presidential administration.

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

The Company’s executive offices are located at 7456 16th St E, Sarasota, Florida, 34243, and our telephone number is (941) 362-1200. Our website is www.heliostechnologies.com.

ITEM 1A. RISK FACTORS

FACTORS INFLUENCING FUTURE RESULTS - FORWARD-LOOKING STATEMENTS This Annual Report contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, projections, our beliefs and assumptions made by us, including (i) our strategies regarding growth, including our intention to develop new products and undertake acquisitions and divestitures; (ii) the effectiveness of creating and operating the Centers of Excellence; (iii) our financing plans; (iv) trends affecting our financial condition or results of operations; (v) our ability to continue to control costs and to meet our liquidity and other financing needs; (vi) the declaration and payment of dividends; (vii) our ability to respond to changes in customer demand domestically and internationally, including as a result of standardization; and (viii) our ability to mitigate the impacts of changes in trade policy on our business. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) our ability to respond to global economic trends and changes in customer demand domestically and internationally, including as a result of standardization and the cyclical nature of our business, which can adversely affect the demand for capital goods, (ii) supply chain disruption and the potential inability to procure goods; (iii) conditions in the capital markets, including the interest rate environment and the continued availability of capital on terms acceptable to us, or at all; (iv) global and regional economic and political conditions, including trade policy, tariffs and other trade barriers, inflation (or hyperinflation), exchange rates, changes in the cost or availability of energy, transportation, the availability of other necessary supplies and services and recession; (v) changes in the competitive marketplace that could affect our revenue and/or cost basis, such as increased competition, lack of qualified engineering, marketing, management or other personnel and increased labor and raw materials costs; (vi) risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows; (vii) risks related to our international operations, including the potential impact from ongoing geopolitical conflicts in Ukraine and the Middle East; (viii) risks related to our recent management transitions; (ix) new product introductions, product sales mix and the geographic mix of sales nationally and internationally; (x) stakeholders', including regulators', views regarding our environmental, social and governance goals and initiatives, and the impact of factors outside of our control on such goals and initiatives; and (xi) the risk factors identified below together with other risks and uncertainties described elsewhere in this Annual Report and described from time to time in our future reports filed with the SEC.

Risk Factor Summary

Our business is subject to a number of risks and uncertainties. Some of these principal risks include the following:

Risks Relating to Our Business: Global Regulatory and Economic Conditions

•
General global economic trends and industry trends may affect our sales.
•
Our business could be harmed by adverse global and regional economic and political conditions, including inflation, changes in the cost or availability of energy, transportation and other necessary supplies and services, as well as the impact of tariffs.
•
Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act and U.K. Anti-Bribery Act or other applicable anti-corruption legislation, could result in fines, criminal penalties and an adverse effect on our business.

•
Our business is subject to a variety of governmental regulations that may restrict our business and may result in costs and penalties.
•
Our operations expose us to risks of non-compliance with numerous countries’ import and export laws and regulations.

Risks Relating to Our Business: Environmental, Health & Safety

•
We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.
•
Our operations are subject to environmental, health and safety laws and regulations, and we may face significant costs or liabilities associated with environmental, health and safety matters.
•
Climate change and increased focus by governmental and non-governmental organizations and customers on sustainability issues, including those related to climate change, may adversely affect our business and financial results.

Risks Relating to Our Business: Growth Strategy

•
We are subject to various risks relating to our growth strategy.
•
We may fail to successfully acquire or integrate companies that provide complementary products or technologies.
•
We are subject to intense competition.

Risks Relating to Our Business: Operations

•
A disruption in our supply chain or other factors impacting the distribution of our products could adversely affect our business.
•
If we are unable to continue our technological innovation and successful introduction of new commercial products in an efficient, cost-effective manner, our business will be adversely affected.
•
We are subject to fluctuations in the prices and availability of parts and raw materials and are dependent on our suppliers of these parts.
•
Unforeseen or recurring operational problems at any of our facilities, or other catastrophic loss of one of our key manufacturing facilities, may cause significant lost production and adversely affect our results of operations.
•
Efforts to improve productivity and advance product development efforts through our regional Centers of Excellence may not be successful in growing or enhancing our business.

Risks Relating to Our Business: Financial

•
We may need additional capital in the future, and it may not be available on acceptable terms, or at all.
•
Our existing indebtedness could adversely affect our business and growth prospects.
•
If our long-lived assets, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to our earnings.
•
Fluctuations in exchange rates may affect our operating results and impact our financial condition.
•
Changes in tax rates, laws or regulations and the resolution of tax disputes could adversely impact our financial results.

Risks Relating to Our Business: Intellectual Property

•
The inability to protect our intellectual property could reduce or eliminate any competitive advantage and reduce our sales and profitability, and the cost of protecting our intellectual property may be significant.
•
If we are alleged to have infringed upon the intellectual property rights owned by others, our business and results of operations could be materially adversely affected.
•
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
•
Our use of open source software may expose us to additional risks.

Risks Relating to Our Business: Other

•
We are dependent upon key individuals and skilled personnel.
•
We are subject to risks relating to international sales.
•
Increased cybersecurity threats and more sophisticated and targeted computer crime and cybersecurity incidents could pose a risk to our data, systems, networks, products, solutions and services.
•
Due to the nature of our business and products, we may be liable for damages based on product liability and other tort and warranty claims.
•
We are subject to a variety of claims, investigations and litigation that could adversely affect our results of operations and harm our reputation.
•
Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm and other adverse effects on the Company's business.

Risks Relating to Our Common Stock

•
Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.
•
We may not pay dividends on our common stock.

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

Specifically, our operations and transactions depend upon favorable trade relations between the U.S. and those foreign countries in which our customers and suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business or sell products, such as a change in the current tariff structures, export compliance laws, government subsidies or other trade policies, may adversely affect our ability to economically source materials, sell our products, or do business in foreign markets. Trade restrictions, including withdrawal from or modification of existing trade agreements, negotiation of new trade agreements and imposition of new (and retaliatory) tariffs, including the previously enacted and potentially contemplated tariffs by the current U.S. presidential administration, against certain countries or covering certain products, including developments in U.S.-China trade relations, could increase our costs, limit our ability to capitalize on current and future growth opportunities in international markets and impair our ability to expand the business. These trade restrictions, and changes in, or uncertainty surrounding, global trade policies may affect our competitive position.

Due to the fluidity of the tariff environment and potential subsequent changes to effective dates, amounts of announced tariffs, and various exemptions for imports into the U.S., we are unable to fully quantify the impact the tariffs will have on our results of operations when and if enacted. Though our expectation continues to involve leveraging our regional production capabilities, sourcing components from local suppliers, and raising our prices, which we believe may mitigate the impact of higher tariff costs, we are not able to provide assurances that we will be able to offset any or all tariff-related costs. Additionally, increased prices could impact demand for our products, including our ability to attract new customers or cause increases in existing customer attrition. If our attempts to mitigate tariff-related costs are not sufficient to offset our increased tariff-related costs adequately or in a timely manner, our business, results of operations, and our financial and/or operating costs may be adversely affected.

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

Certain governmental bodies, as well as some of our customers, are beginning to respond to climate change issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in our supply chain, could adversely affect our operations and financial results.

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

We are subject to intense competition. Our products currently face significant competition, both from other companies and from incumbent technologies and will continue to do so in the future. We believe that we contend with our competitors based upon quality, reliability, price, value, speed of delivery and technological characteristics. However, we cannot provide assurance that we will continue to be able to compete effectively with these companies.

Currently, certain of our customers purchase parts or products from us to meet a specific need in a system that cannot be filled by a component that they make themselves. However, given their technological capabilities and financial resources, our competitors could be engaged in the internal development of products and technologies that are similar to, or may compete with, certain of our products and technologies.

The future prospects for our products are dependent upon our customers’ acceptance of our products as an alternative to their internally developed products and products they can source from competitors. They also may decide to develop or acquire products that are similar to, or that may be substituted for, our products.

We also sell products into competitive markets. Within our primary markets, we compete with a range of companies that offer certain individual components of our full system solutions. Particularly within our Electronics segment, the components of our overall systems most commonly include displays, panels, sensors, and other end-devices. If our customers fail to accept our full system products or seek to internally develop alternatives to our full system products using component parts sourced from our competitors, or if we are otherwise unable to develop or maintain strong relationships with our customers, our business, financial condition and results of operations would be materially and adversely affected.

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

Efforts to improve productivity and advance product development efforts through our regional Centers of Excellence may not be successful in growing or enhancing our business on the timelines we suspect, or at all. Over the past few years, we have had various initiatives to drive growth, including "in the region, for the region" manufacturing to better align supply chain and manufacturing value streams with customers geographically to shorten lead times, reduce inventory, optimize costs, and mitigate global supply risks and establishing and expanding manufacturing centers to provide scale in North America, Asia and Europe to meet growing global demand. While the majority of the restructuring activity necessary to shift manufacturing to regional operational Centers of Excellence has been completed, there still remains additional transfers, integration activities and efficiency efforts. These restructuring activities may not be substantially completed in the expected timeframe or at all, may be more costly to implement than expected, or may not fully achieve the anticipated benefits for the business. Furthermore, such initiatives involve a significant amount of capital expenditures, organizational change and execution risk, which could have a negative impact on employee engagement, divert management’s attention from other initiatives, and if not properly managed, impact our ability to retain key employees, cause disruptions in our day-to-day operations and have a negative impact on our financial results.

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

Our existing indebtedness could adversely affect our business and growth prospects. As of January 3, 2026, we had total indebtedness of approximately $368 million. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

If our long-lived assets, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to our earnings. We recognize impairments of goodwill when the fair value of any of our reporting units becomes less than its carrying value. Our estimates of fair value are based on assumptions about future cash flows of each reporting unit, discount rates applied to these cash flows and current market estimates of value. Based on the uncertainty of future revenue growth rates and other assumptions used to estimate our reporting units’ fair value, future reductions in our expected cash flows could cause material non-cash impairment charges, which could have a material adverse effect on our results of operations and financial condition. We also have certain long-lived assets and other intangible assets which could be at risk of impairment or may require reserves based upon anticipated future benefits to be derived from such assets. Any change in the valuation of such assets could have a material effect on our profitability. Goodwill makes up 33% of total assets as of January 3, 2026. Reference the Critical Accounting Policies and Estimates section for additional considerations.

Fluctuations in exchange rates may affect our operating results and impact our financial condition. Fluctuations in the value of the U.S. dollar may increase or decrease our sales or earnings. Because our consolidated financial results are reported in U.S. dollars, when we generate sales or earnings in other currencies, or we pay expenses in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the reported amount of those sales or earnings. If the U.S. dollar strengthens relative to the value of the local currency, we may be less competitive. In addition, our debt service requirements are predominantly in U.S. dollars and a portion of our cash flow is generated in Chinese yuan, British pounds, Euros and other foreign currencies. Significant changes in the value of the foreign currencies relative to the U.S. dollar could impair our cash flow, results of operations and financial condition.

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

Risks Relating to Our Business: Intellectual Property

The inability to protect our intellectual property could reduce or eliminate any competitive advantage and reduce our sales and profitability, and the cost of protecting our intellectual property may be significant. We have obtained and applied for some U.S. and foreign trademark and patent registrations and will continue to evaluate the registration of additional trademarks and patents, as appropriate. We cannot guarantee that any of our pending patent and trademark applications will be approved. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge them. An inability to obtain registrations in the U.S. or elsewhere could limit our ability to protect our trademarks and technologies and could impede our business. Further, the protection of our intellectual property rights may require expensive investment in protracted litigation and substantial management time, and there is no assurance we ultimately would prevail or that a successful outcome would lead to an economic benefit that is greater than the investment in the litigation. In the Electronics segment, the patents in our portfolio are scheduled to expire at various dates through 2043. In the Hydraulics segment, the patents in our portfolio are schedule to expire at various dates through 2044.

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

We are subject to risks relating to international sales. International sales represent a significant proportion of our consolidated sales. Approximately 56% of our net sales were outside of the U.S. in 2025 and approximately 53% in 2024. We will continue to expand the scope of operations outside the U.S., both through direct investment and distribution, and we believe that international sales will continue to account for a substantial portion of net sales in future periods.

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

We utilize external standards, such as the Center for Internet Security ("CIS") framework, as a starting point for the design and development of our systems that assess risk and mitigation measures. Helios is committed to achieving compliance with the CIS implementation group level 2 standards. However, this does not mean that we meet any particular technical standards, specifications, or requirements, but rather we use external standards as a guide to help us identify, assess and manage cybersecurity risks and threats relevant to our business. An annual risk assessment is completed and presented to the executive leadership team and the Company’s Board of Directors. We discuss changes to our policies, procedures and processes needed to address gaps identified through the assessment.

We maintain organizational safeguards that include employee training, business continuity planning and cybersecurity insurance. These safeguards are reviewed on an annual basis, or more frequently as the business environment warrants, and are adjusted as needed to account for changes in the Company and overall risk environment. Cybersecurity training is delivered to employees through a combination of online modules and, where role-specific needs or circumstances warrant, instructor-led classroom sessions. This approach ensures comprehensive training tailored to the requirements of various roles while maintaining flexibility and accessibility. Cybersecurity training also addresses emerging risks associated with the use of artificial intelligence tools, including data protection considerations, acceptable use, and awareness of evolving threat vectors.

We incorporate technical safeguards such as Multi-Factor Authentication (“MFA”), principles of Zero Trust and password complexity policies for all accounts to help prevent unauthorized access to our systems and data. Additionally, we utilize Extended Detection and Response ("XDR") installed on endpoint systems, along with our Security Operations Center (“SOC”), to manage real-time endpoint protection monitoring.

As part of our enterprise-wide cybersecurity risk management program, we conduct comprehensive internal and external penetration testing on an annual basis. These assessments, performed using industry-standard testing methodologies and tools, are designed to identify and evaluate potential security vulnerabilities across our information technology environment and to support the ongoing enhancement of our security controls. In addition, we extend such testing to newly acquired companies and assets as part of the integration process. This penetration testing is performed by a third party and is used to evaluate our current posture towards cybersecurity threats and to make adjustments, as needed, to protect our systems. The results are reviewed with the executive leadership team and the Company’s Governance Committee of the Board of Directors.

We have an Incident Response Policy and related processes that outline steps to be taken in the event of a cybersecurity incident that impacts Helios, our partners and third-party hosted systems. When a cybersecurity incident occurs, the IT team promptly notifies the Vice President ("VP"), Information Technology and assesses its potential impact on operations and business continuity. Incidents that pose a potential threat to operations or business continuity are escalated to a cross-functional team comprising the VP, Information Technology, the Chief Financial Officer ("CFO"), and the General Counsel. This team evaluates the incident's materiality, considering factors such as the nature, scope, and timing of the event, as well as its potential financial and operational impact. Based on the evaluation, incidents determined to be material are reported to the Governance Committee. This escalation ensures that the Board of Directors is informed of significant cybersecurity events that could impact the company's financial health or operations. In addition, the Company maintains relationships with external cybersecurity incident response specialists, including a third-party on an incident response retainer, to augment internal capabilities and support rapid investigation and remediation of cybersecurity events. The Company periodically conducts tabletop exercises and simulations to test and refine its incident response processes.

The Company continues to enhance its cybersecurity risk management practices to address evolving regulatory and contractual requirements, including ongoing efforts to align certain business units with Cybersecurity Maturity Model Certification ("CMMC") Level 2 requirements. These efforts include policy development, technical safeguards, employee training, and periodic assessments of cybersecurity controls.

No risks from cybersecurity threats nor any previous cybersecurity incidents have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, but we cannot provide any assurance that they will not be materially affected in the future by such risks or incidents. For a discussion of whether and how any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, see “Risks Relating to Our Business: Other––Increased cybersecurity threats and more sophisticated and targeted computer crime and cybersecurity incidents could pose a risk to our data, systems, networks, products, solutions and services” in Item 1A, Risk Factors.

Corporate Governance

Role of Management

Helios Technologies' Information Technology organization is led by the VP, Information Technology and is responsible for the administration of the cybersecurity and information security framework and risk management, including that of the Corporation and its business units, with oversight by the Governance Committee.

Helios’ VP, Information Technology is an active member of InfraGard and has formal education in information technology with over twenty five years experience in roles involving management of cybersecurity functions, cyber strategy, and leading and collaborating on information systems and related technologies. The VP, Information Technology receives regular updates on cybersecurity developments, results of mitigation efforts and cybersecurity incident response and remediation through monthly Advanced Threat Intelligence briefings and FBI bulletins via Infragard.

Helios information systems organization and its management team are responsible for developing and implementing its cybersecurity policies and is comprised of individuals with either formal education in information technology or cybersecurity or relevant experience working in information technology and cybersecurity. Additionally, leaders in Helios’ information technology function receive periodic training and education on cybersecurity related topics including certifications. Management periodically reports to the Board of Directors and the Governance Committee on cybersecurity preparedness activities, including incident response exercises, third-party risk assessments, and external threat intelligence.

Role of the Helios Board of Directors

The Governance Committee addresses risks related to the global enterprise, including material risks facing the businesses, risks the Company may face in the future, measures that management has employed to address those risks and other information relating to how risk analysis is incorporated into the Company’s corporate strategy and day-to-day business operations. As part of this oversight function, the Governance Committee is responsible for overseeing cybersecurity-related risks. The Governance Committee includes cybersecurity topics in its quarterly updates to the full Board of Directors, which provides further oversight over cybersecurity-related risks and the Company's strategies to address such risks. Reports to the Board of Directors and Governance Committee include comprehensive updates on the current cybersecurity risk landscape, the status of ongoing mitigation efforts, and emerging incident trends. Additionally, these reports cover updates on third-party risk assessments, progress on cybersecurity initiatives such as technology upgrades, regulatory compliance measures, and employee training programs.

ITEM 2. PROPERTIES

Corporate Office

We lease office space in Sarasota, Florida, that is used as our corporate headquarters and customer experience center.

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

Hydraulics Segment
	Square Footage (in thousands)
Region	Owned	Leased	Total
Americas	1,953	63	2,016
Europe	116	763	879
Asia/Pacific	50	90	140
Total	2,119	916	3,035

Electronics Segment
	Square Footage (in thousands)
Region	Owned	Leased	Total
Americas	529	377	906
Europe	18	7	25
Asia/Pacific	—	63	63
Total	547	447	994

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

Holders

There were 91 shareholders of record of Common Stock on February 20, 2026. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.

Dividends

We have historically paid regular quarterly dividends of $0.09 per share. Our Board of Directors currently intends to continue to pay a quarterly dividend of $0.09 per share during 2026. However, the declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the Board of Directors.

Equity Compensation Plans

Information called for by Item 5 is provided in Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report (Item 8 of this report).

Issuer Purchases of Equity Securities

The following table provides details of the Company's share repurchases of its common stock during the quarter ended January 3, 2026.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Maximum Number of Shares That May Yet be Repurchased Under the Plans or Programs (in millions)(4)
September 28, 2025 - October 25, 2025	—	$—	—	$90.8
October 26, 2025 - November 22, 2025	80,000	$54.70	80,000	$86.5
November 23, 2025 - January 3, 2026	—	$—	—	$86.5
Total	80,000		80,000
(1) 330,000 total shares repurchased in FY 2025. No shares were purchased during the quarter that were not part of a publicly announced program.
(2) Average price paid per share excludes commission fees and a 1% excise tax imposed by the Inflation Reduction Act of 2022.
(3) These shares, once repurchased, are held as treasury stock by the Company.
(4) On February 20, 2025, the Board approve a multi-year share repurchase program (the "Share Repurchase Program"), authorizing the Company to repurchase up to $100.0 of our outstanding common stock.

Five-Year Stock Performance Graph

The following graph compares cumulative total return among Helios, the Russell 2000 Index and the Dow Jones US Diversified Industries Index, from January 2, 2021, through January 3, 2026, assuming $100 invested in each on January 2, 2021. Total return assumes reinvestment of any dividends for all companies considered within the comparison. The stock price performance shown in the graph is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return Among Helios Technologies, the Russell 2000 Index and Dow Jones US Diversified Industries Index

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
01/02/21
01/01/22
12/31/22
12/30/23
12/28/24
01/03/26
Helios Technologies
Russell 2000 Index
Dow Jones US Diversified Industries Index

	1/2/2021	1/1/2022	12/31/2022	12/30/2023	12/28/2024	1/3/2026
Helios Technologies	$100.00	$198.38	$103.22	$86.51	$86.49	$106.24
Russell 2000 Index	100.00	114.82	91.35	106.82	119.85	135.83
Dow Jones US Diversified Industries Index	100.00	109.99	101.05	131.18	183.33	189.76

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The operating results of the Hydraulics and Electronics segments included in Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented on a basis consistent with our internal management reporting. Segment information included in Note 16 of the Notes to the Consolidated Financial Statements included in this Annual Report is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the U.S. (“U.S. GAAP”), specifically the allocation of certain corporate, divestiture-related, and acquisition-related costs, are included in Corporate and Other.

Overview

We are a global leader in highly engineered motion control and electronic controls technology for diverse end markets, including construction, material handling, agriculture, industrial, mobile, energy, recreational vehicles, marine and health and wellness.

We operate under two business segments: Hydraulics and Electronics. The Hydraulics segment designs and manufactures hydraulic motion control and fluid conveyance technology products, including cartridge valves, manifolds, and quick release couplings as well as engineers hydraulic solutions and in some cases complete systems. The Electronics segment designs and manufactures customized electronic controls systems, displays, wire harnesses, and software solutions for a variety of end markets.

With our global operating network, we have the advantages of leveraging sales, marketing, innovation, customer relationships and operational capabilities across all our businesses. We continue to drive best practices across all of our businesses and are committed to leveraging resources to best serve our customers and explore new opportunities.

Acquisitions

Our acquisition activity over the past three years, driven by our strategic vision, has enabled us to diversify our product offerings and the markets we serve and expand our geographic presence.

In January 2023, we completed the acquisition of Schultes Precision Manufacturing, Inc. Schultes is a highly trusted specialist in manufacturing precision machined components and assemblies for customers requiring very tight tolerances, superior quality, and exceptional value-added manufacturing processes. Currently serving the hydraulic, aerospace, communication, food services, medical device, and dental industries, Schultes brings the manufacturing quality, reliability, and responsiveness critical to its customers’ success. Schultes provided additional manufacturing know-how and expanded our business into new end markets with attractive secular tailwinds.

In May 2023, we completed the acquisition of i3 Product Development. i3PD is a custom engineering services firm, with engineers specializing in electronics, mechanical, industrial, embedded and software engineering. i3PD specializes in transforming customer’s ideas into industrial design solutions through rapid prototyping and creating 3D models in-house. Their solutions are used across many sectors, including medical, off-highway, recreational and commercial marine, power sports, health and wellness, agriculture, consumer goods, industrial, sports and fitness.

In 2024 and 2025, the Company continued to explore and evaluate potential acquisitions, but no acquisitions were executed.

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

Tariffs

During the fiscal year 2025, additional tariffs were imposed on goods imported into the U.S. from China, Mexico and Canada. In addition, tariffs on steel and aluminum were increased and various reciprocal tariffs were also imposed. These costs are reflected in the cost of sales on our Consolidated Statements of Operations. Such tariffs were implemented under several legal frameworks, including the International Emergency Economic Powers Act ("IEEPA"). Courts have found that IEEPA does not authorize the President of the United States to impose tariffs, and the enforcement of other tariffs may prove inconsistent over time. It remains to be seen whether the federal government may impose further tariffs under other statutory regimes or legal theories. These decisions introduce future uncertainty regarding potential refund processes and future trade policy actions and could affect the Company's cost structure and supply chain planning. We are unable to predict the ultimate outcome or effectiveness of any current or future tariff policies.

We export products from our U.S. locations to more than 40 countries. Our total U.S. exports were approximately $133.2 or 15.9% of total sales in the year ended January 3, 2026, of which exports to China were $13.4 or 1.6% of total sales in the period. Trade relations between the U.S. and other countries are fluid and we are unable to predict if tariffs (including retaliatory tariffs) imposed by other countries on our U.S. exports will change in the future.

Due to the fluidity of the tariff environment and potential subsequent changes to effective dates, amounts of announced tariffs, and various exemptions for imports into the U.S. (especially in light of the recent federal court decisions invalidating certain previously announced tariffs), we are unable to fully quantify the impact the tariffs will have on our results of operations when and if enacted. Our current expectation, however, is to leverage our regional production capabilities, source components from local suppliers, and raise our prices, which we believe may mitigate the impact of higher tariff costs, though we are not able to provide assurances that we will be able to offset any or all tariff-related costs. Additionally, increased prices could impact demand for our products, including our ability to attract new customers or cause increases in existing customer attrition. If our attempts to mitigate tariff-related costs are not sufficient to offset our increased tariff-related costs adequately or in a timely manner, our business, results of operations, and our financial and/or operating costs may be adversely affected.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products decreased 4% in 2025, after decreasing 15% in 2024 and decreasing 4% in 2023. In Europe, the CEMA Business Barometer reported in December 2025 that the general business climate index for the European agricultural machinery industry has declined from November to December. The majority of survey participants expect incoming orders to decline in the coming six months as the current business situation is assessed similarly to the previous month. CEMA further reported that Tractor and harvesters’ manufacturers see a deterioration in the current situation. A comparison of countries shows a slight improvement for the current situation in German and France, while in Spain the situation has deteriorated. Export business has been improving for three months due to improved orders outside of the EU. Australia and New Zealand are expected to be areas of growth ahead of Western Europe and Africa. This is expected to help compensate for the decline in the United States.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports output of semiconductors and other electronics components increased sequentially each quarter in 2025. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments were up 11% in December after being up 21.1% in November and up 24.4% in October compared with the same months last year. PCB bookings in 2025 were up 11.0% in December compared to the prior year, while bookings for the full year were higher by 15.0%. The book to bill ratio, calculated as the value of orders booked over the past three months divided by the value of sales in the same period, was above 1.2 for each month, indicating the stronger demand environment that started the year continues. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments decreased 0.4% in 2025, however increased 5.6% in December compared to the prior year. EMS bookings increased 5.1% in December year over year after decreasing 4.1% in November and increasing 6.4% in October, highlighting the sector's choppiness in the quarter.

Restructuring Activities

During 2025, we incurred $1.6 of costs related to our restructuring activities, down from $5.3 in 2024. Restructuring activities include activities within our Hydraulics segment related to the creation of our two new Regional Operational Centers of Excellence ("CoE") which are now complete. We also continue to add capabilities and activities to our recently expanded Tijuana, Mexico facility to support our Electronics segment. Initial efforts have focused on circuit board assembly and wire harness production.

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

On March 31, 2025, Lee Wichlacz, the President of Electronics, was separated from the Company, and Billy Aldridge was named as Senior Vice President, Managing Director, Electronics Segment. Mr. Aldridge has served as the Senior Vice President, Managing Director of Enovation Controls since May 3, 2021, and will now have responsibility for the complete group of operations that comprise the Electronics segment.

On June 5, 2025, the Board appointed Ian Walsh to serve as a member of the Board effective June 5, 2025. Mr. Walsh was also appointed to serve on the Board's Audit Committee and Governance Committee. He serves as a member of the class of directors whose term will expire at the 2026 Annual Meeting of Shareholders.

On August 28, 2025, the Board, announced that Michael Connaway had been appointed to the corporate officer position of Executive Vice President, Chief Financial Officer, effective as of October 13, 2025. In connection with Mr. Connaway's appointment, Sean Bagan, President, Chief Executive Officer, and Chief Financial Officer, no longer held the corporate officer position of Chief Financial Officer as of October 13, 2025.

On August 28, 2025, the Board also announced that Jeremy Evans had been appointed to the corporate officer position of Senior Vice President, Chief Accounting Officer and Corporate Controller, effective September 1, 2025.

On November 17, 2025, the Board, announced that Jeremy Evans had been named the Company’s Executive Vice President and Chief Financial Officer effective immediately. Mr. Evans succeeded Michael Connaway who was separated from the Company, previously joining Helios on October 13, 2025. Mr. Connaway’s departure was not related to any disagreement with the Company on any matter relating to its accounting practices, financial statements, internal controls or operations.

2025 Results and Comparison of Years Ended January 3, 2026 and December 28, 2024

(In millions, except per share data)

The following is a discussion of our results of operations and liquidity and capital resources for the year ended January 3, 2026; comparisons are with the corresponding reporting period of 2024, unless otherwise noted.

The following table presents our consolidated results of operations:

	For the year ended
	January 3, 2026	December 28, 2024	$ Change	% Change
Net sales	$839.0	$805.9	$33.1	4.1%
Gross profit	$271.2	$252.3	$18.9	7.5%
Gross profit %	32.3%	31.3%
Operating income	$66.0	$81.8	$(15.8)	(19.3)%
Operating income %	7.9%	10.2%
Net income	$48.4	$39.0	$9.4	24.1%
Diluted net income per share	$1.45	$1.17	$0.28	23.9%

Consolidated net sales for the 2025 year increased $33.1, 4.1%. Sales were impacted most by stronger demand for products in our mobile and recreational marine markets. Sales in the industrial end market declined year over year while sales in the agriculture and health and wellness end markets were flat to slightly up year over year. The demand environment improved as the year progressed with consolidated net sales growth realized in the second half of the year more than offsetting year over year sales decline in the first half. In 2025, consolidated net sales were up in all regions, with sales to EMEA outpacing sales to the Americas and APAC. There was an favorable impact of $4.4 on consolidated net sales from changes in foreign currency exchange rates during the year. Fiscal 2025 also benefited from an extra week of sales due to our fiscal calendar compared to prior year.

The year-over-year comparison is impacted by the sale of the outstanding equity interest in Guwing Holdings Pty. Ltd. ("Guwing"), and Guwing's 100% ownership of the share capital of Custom Fluidpower Pty. Ltd. ("CFP") to a non-related party (the "Divestiture") that was completed on September 27, 2025. As a result of the Guwing and CFP sales were impacted approximately $14.3 in 2025.

Gross profit increased $18.9, 7.5%, in 2025 driven by higher volume and lower direct labor costs of $3.8 partially offset by higher material costs of $17.0. Gross margin was up 100 basis points year-over-year. The margin improvement was primarily due to lower overhead costs as a percentage of sales driven by leverage on higher volume and increased productivity, partially offset by a slight increase in material costs as a percentage of sales and the net impact of tariffs.

Operating income as a percentage of sales decreased 230 basis points to 7.9% in 2025 compared with the prior year period. Operating margin was unfavorably impacted during 2025 most significantly from a goodwill impairment of $25.9 in the third quarter of 2025 related to our i3PD business. Prior to the goodwill impairment charge, 2025 operating income as a percentage of sales increased 80 basis points to 11.0% compared with the prior year period. The increase is primarily due to the gross margin improvement, lower selling, engineering and administrative ("SEA") restructuring costs of $3.7, and lower research and development costs of $1.1 partially offset by higher payroll and benefit costs compared with the prior year period. The prior year period payroll and benefit costs included a $5.5 reversal of unvested stock compensation in connection with the officer transition in July 2024.

Net income increased $9.4, 24.1% while earnings per share (“EPS”) increased 23.9% in 2025. The current year benefited from a $15.2 net gain after tax related to the Divestiture and a decrease in interest expense of $11.9 compared to 2024, including the favorable impact of $5.4 interest rate swap gain recognized in the fourth quarter. The prior year benefited from a contingent gain of $3.8 related to the insurance reimbursement for business interruption losses incurred in the third quarter of 2023 at a manufacturing location in Italy. There was no impact from foreign currency transaction losses as losses were $1.3 in both 2025 and 2024 . There was an increase in tax expense of $2.5 in 2025 compared to 2024.

Segment Results

Hydraulics

The following table presents the results of operations for the Hydraulics segment:

	For the year ended
	January 3, 2026	December 28, 2024	$ Change	% Change
Net sales	$540.8	$537.2	$3.6	0.7%
Gross profit	$174.8	$165.8	$9.0	5.4%
Gross profit %	32.3%	30.9%
Operating income	$91.4	$86.4	$5.0	5.8%
Operating income %	16.9%	16.1%

Net sales for the Hydraulics segment increased by $3.6, 0.7%. Net Sales increased in 2025 due to improved demand in the mobile end market. Net sales in the agriculture market were relatively flat year-over-year, although there was stabilization of sales throughout the year and growth in the second half. Net sales in the industrial end market declined year-over-year and remained depressed throughout the year. There was increased demand in the EMEA region while sales to the Americas and APAC declined from prior year. The decline in APAC sales was primarily driven by the Divestiture in the third quarter of 2025. Discrete impacts to our organic sales included nominal favorable pricing changes of $3.1, 0.7%, and a favorable change in foreign currency exchange rates of $4.4, 0.8%. Fiscal 2025 also benefited from an extra week of sales due to our fiscal calendar compared to prior year.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment:

	For the year ended
	January 3, 2026	December 28, 2024	$ Change	% Change
Americas	$216.3	$219.1	$(2.8)	(1.3)%
EMEA	168.5	157.1	11.4	7.3%
APAC	156.0	161.0	(5.0)	(3.1)%
Total	$540.8	$537.2

In 2025, we completed the restructuring activities within our Hydraulics segment related to the creation of our two new regional operational Centers of Excellence. We also initiated some restructuring activities to better optimize our European regional operations. We incurred $1.3 of restructuring costs related to these activities in 2025 including labor, travel and other expenses associated with the manufacturing relocation. $0.4 of the costs are included in cost of goods sold and $0.9 are reflected in operating expenses. In 2024, we incurred $4.5 restructuring costs related to the creation of the two new regional operational Centers of Excellence and optimization of our European regional operations. $3.3 of the costs are included in cost of goods sold and $1.2 are reflected in operating expenses.

During 2025, gross profit increased $9.0, 5.4%, primarily due to higher volume. Gross margin increased by 140 basis points primarily due to lower overhead costs as a percentage of sales driven by leverage on higher volume, increased productivity, and targeted pricing actions.

Operating income as a percentage of sales increased 80 basis points to 16.9% due to the higher gross margin partially offset by an increase in operating expenses. Operating expenses increased $4.0, 5.0%, mainly due to higher labor and benefit costs, higher research and development costs of $0.8, and higher travel costs of $0.7. The prior year operating expenses included a $3.7 reversal of unvested stock compensation in connection with the officer transition in July 2024 and $1.2 in costs related to cleanup, repair and labor incurred as a direct result of Hurricane Milton. Operating expenses as a percent of sales increased 60 basis points to 15.4% in 2025.

In the third quarter of 2023, the Company experienced aggregate losses related to a fire and a weather-related incident at one of its manufacturing locations in Italy resulting in the shut-down of operations for a period of time and disruption in production as recovery efforts ensued. Impacted operations were restored. At the end of 2024 we recorded a contingent gain related to the open insurance claims. The total reimbursement recorded was $9.1, of which $5.3 was offset against actual costs as a result of the incident and the remaining $3.8 was recorded as a gain in 2024 included in Other Income. The reimbursement payments were collected in 2025.

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

Electronics

The following table presents the results of operations for the Electronics segment:

	For the year ended
	January 3, 2026	December 28, 2024	$ Change	% Change
Net sales	$298.2	$268.7	$29.5	11.0%
Gross profit	$96.4	$86.5	$9.9	11.4%
Gross profit %	32.3%	32.2%
Operating income	$9.7	$29.6	$(19.9)	(67.2)%
Operating income %	3.2%	11.0%

Net sales for the Electronics segment increased by $29.5, 11.0% in 2025 compared with the prior year period, with growth across all regions. Sales increased in the America’s region within several of our end markets including recreational, industrial and mobile. The recreational end market was up over 25% driven by strong demand from our OEM customers. The APAC region's sales increased driven by health and wellness end market sales to China. Sales in the EMEA region increased year over year on generally improved demand. Discrete impacts to our organic sales included pricing changes that were favorable by $1.9, 0.7%. Fiscal 2025 also benefited from an extra week of sales due to our fiscal calendar compared to prior year.

The following table presents net sales based on the geographic region of the sale for the Electronics segment:

	For the year ended
	January 3, 2026	December 28, 2024	$ Change	% Change
Americas	$235.9	$215.9	$20.0	9.3%
EMEA	30.1	26.7	3.4	12.7%
APAC	32.2	26.1	6.1	23.4%
Total	$298.2	$268.7

In 2024, we had restructuring activities within our Electronics segment to shift product lines to our low cost manufacturing facility in Tijuana and to adjust our labor base in line with current demand levels. We incurred $0.7 of restructuring costs including labor, travel and other expenses associated with the manufacturing relocation. $0.1 of the costs are included in cost of goods sold and $0.6 are reflected in operating expenses. In 2025, we paused our restructuring activities related to shifting product lines to the low cost manufacturing facility in Tijuana as a result of the uncertainty around trade tariffs. Costs incurred in 2025 as part of the HCEE restructuring which reallocated resources across the organization as well as eliminated certain positions and subsequent leadership change totaled $0.7.

During 2025, gross profit increased $9.9, 11.4%, primarily due to higher volume and increased productivity, partially offset by higher material costs and freight and duties. Freight and duties included a $2.4 expense related to a product import classification change. Gross margin increased 10 basis points over the same period to 32.3%. Excluding the freight and duties expense related to the product import classification change, gross margin was 33.1%, an improvement of 90 basis points over the prior year.

Operating income as a percentage of sales decreased 780 basis points to 3.2% primarily due to the goodwill impairment recorded in our i3PD reporting unit during the third quarter. Prior to the goodwill impairment charge, operating income as a percentage of sales increased 100 basis points to 12.0% compared to the prior year period. Operating expenses increased $4.1, 7.0%, in 2025 primarily from an increase in wages and benefits, marketing expenses of $0.6, and travel of $0.5. The prior year operating expenses included the benefit of a $1.8 reversal of unvested stock compensation in connection with the officer transition in July 2024. Operating expenses as a percent of sales, excluding the goodwill impairment, decreased 80 basis points to 20.4% in 2024, reflecting increased leverage of operating expenses as a result of higher sales.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or allocating resources to, our operating segments. For the year ended January 3, 2026, these costs totaled $35.1 and included amortization of acquisition-related intangible assets of $31.7, $2.0 primarily related to costs associated with the Divestiture activities and $1.4 related to officer transition costs.

For the year ended December 28, 2024, these costs totaled $34.2 and included amortization of acquisition-related intangible assets of $31.5, $1.9 related to officer transition costs and $0.8 related to other costs which was primarily acquisition and integration related activities.

Interest Expense, net

Net interest expense decreased $11.9 during 2025 to $21.9 compared with $33.8 in 2024. The change is attributable to lower average debt levels during 2025, lower interest rates, and net impact of interest rate swaps of $5.4. Average net debt decreased by $99.1 during 2025 to $349.8.

Income Taxes

The provision for income taxes for the year ended January 3, 2026, was 22.5% of pretax income compared with 22.8% for the year ended December 28, 2024. The effective rate typically fluctuates relative to the levels of income and different tax rates in effect from year to year among the countries in which we sell our products.

The Organization for Economic Cooperation and Development (“OECD”), under its Pillar Two initiative, introduced a framework set of Global Anti-Base Erosion (“GloBE”) rules to impose a minimum tax on income earned by multinational enterprises (“MNE”). Specifically, the GloBE rules impose a minimum tax of 15 percent on MNE income that arises in each participating jurisdiction. Several countries, including the UK and EU member states, have agreed to adopt the OECD’s minimum tax rules and several countries, including the UK, have already implemented these rules.

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

The Helios Technologies Inc Group is a MNE group that is within the scope and subject to the GloBE rules. The United States has not enacted legislation implementing the Pillar Two GloBE rules.

The company continues to evaluate the impact of Pillar Two and application of safe harbors. For the year ended January 3, 2026, there are no impacts to income tax expense related to Pillar Two. The company does not expect it to have a material impact in 2026 to their effective tax rate.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While we expect certain provisions of the OBBBA to change the timing of cash payments in the current fiscal year and future periods, we do not currently expect the legislation to have a material impact on our consolidated financial statements.

2024 Results and Comparison of Years Ended December 28, 2024 and December 30, 2023

For the discussion and analysis of our 2024 results compared with our 2023 results, refer to our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 25, 2025. The discussion is incorporated herein by reference.

Liquidity and Capital Resources

Historically, our primary source of capital has been cash generated from operations. We have also used borrowings on our credit facilities to fund acquisitions. During 2025, net cash provided by operating activities totaled $127.3 and as of January 3, 2026, we had $73.0 of cash on hand and $393.6 of available credit on our revolving credit facilities. At year end 2025, approximately half of the cash on hand was held in institutions in APAC, approximately 38% was held in institutions in EMEA, and the remainder was held in institutions in the Americas. We also have a $400.0 accordion feature available on our credit facility, which is subject to certain pro forma compliance requirements and is intended to support potential future acquisitions.

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

Cash flows

The following table summarizes our cash flows for the periods:

	For the year ended
	January 3, 2026	December 28, 2024	$ Change
Net cash provided by operating activities	$127.3	$122.1	$5.2
Net cash provided by (used in) investing activities	20.3	(30.3)	50.6
Net cash used in financing activities	(121.9)	(78.4)	(43.5)
Effect of exchange rate changes on cash and cash equivalents	3.2	(1.7)	4.9
Net increase in cash and cash equivalents	$28.9	$11.7	$17.2

Cash on hand increased $28.9 to $73.0 at the end of 2025. Cash and cash equivalents were favorably impacted by changes in exchange rates by $3.2 and unfavorably impacted by changes in exchange rates by $1.7 during the years ended January 3, 2026, and December 28, 2024, respectively. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and also paying down borrowings on our credit facilities.

Operating activities

Net cash from operations totaled $127.3 in 2025, an increase of $5.2, 4.3%, compared with the prior year. Cash earnings, calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities, increased by $16.4 compared to the prior year driven by higher volume and lower interest expense. However, changes in net operating assets and liabilities decreased cash by $11.1 compared to 2024, primarily from working capital dynamics. Reductions in inventory, net of acquisitions, decreased cash by $2.7 in 2025 compared with an increase in cash by $19.4 in 2024. Inventory on hand as of January 3, 2026, decreased by $1.5, 0.8%, compared to the 2024 year end. The decrease is related to the sale of Custom Fluidpower partially offset by higher sales. Days of inventory on hand decreased to 124 days for the 2025 year, compared with 134 days during the 2024 year. Changes in accounts receivable, net of acquisitions, decreased cash by $16.5 and increased cash by $7.3 in 2025 and 2024, respectively. Days sales outstanding for the 2025 year increased slightly to 51 days from 47 days during 2024. Changes in accounts payable, net of acquisitions, increased cash by $22.0 and decreased cash by $11.8 in 2025 and 2024, respectively. Days payables outstanding for the 2025 year increased to 49 days from 37 days during 2024, due to focused efforts to renegotiate terms with key suppliers.

Investing activities

Cash provided in investing activities totaled $20.3 in 2025 compared to cash used in investing activities of $30.3 in 2024. The proceeds from the sale of our Custom Fluidpower business in the third quarter of 2025 accounted for $47.3 of the fluctuation. Capital expenditures were $23.7 during 2025, $3.3, or 12.2%, lower than the prior year. Capital expenditures for 2026 are forecasted to be approximately 3.75% to 4.75% of sales for improvements to manufacturing technology and maintaining and replacing existing machine capabilities.

Financing activities

Net cash used in financing activities totaled $121.9 in 2025, compared with net cash used by financing activities of $78.4 in 2024. In 2025, repayments, net of borrowings, totaled $94.9. Cash paid for acquisitions in 2024 was primarily financed with borrowings on our credit facility. Repayments, net of borrowings, totaled $68.0 in 2024.

Borrowings on our term loans and revolving credit facilities as of January 3, 2026, totaled $262.5 and $105.5, respectively. See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report for additional information regarding our credit facilities.

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

In May 2024, $0.5 was paid to the former owners of Balboa Water Group in connection with payment due on the contingent consideration liability. The contingent consideration liability was revalued and final payment is payable in 2026.

We have historically declared regular quarterly dividends to shareholders of $0.09 per share. We paid dividends totaling $12.0 and $11.9 for the years ended January 3, 2026 and December 28, 2024, respectively. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, acquisition opportunities, future prospects and other factors deemed pertinent by the Board of Directors.

Contractual obligations

Credit facilities

Information on our credit facilities, including future maturities, is presented in Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report. Our revolving credit facility with PNC Bank matures and is payable in full in June 2029; however, we may make earlier payments. Our term loan with PNC Bank is payable in quarterly installments of $5.6 million through March 2028 with our next payment due December 2026 and quarterly installments of $7.5 million thereafter through the maturity date of June 2029, at which time the remaining balance will be due in full.

Interest rates on our credit facilities range from 3.7% to 5.5% as of January 3, 2026. Future interest payments are estimated to total $62.6, with annual payments ranging from $7.7 to $19.5 payable through the last maturity date of June 2029. Future payments assume the current interest rate environment, current currency exchange rates, future required payments on term loans and revolver borrowings consistent with January 3, 2026 debt levels. Future payments do not include an estimate of impacts from our derivative instruments.

Contingent consideration payments

Our contingent consideration liabilities total $0.4 as of January 3, 2026. The balance represents the fair value estimate of contractual contingent payment related to our acquisition of Balboa Water Group, which is payable in 2026.

Supplier purchases

We regularly place purchase orders with our suppliers for inventory and capital expenditures to be used in the ordinary course of business. Open purchase orders as of January 3, 2026 total $48.0 for purchases expected in 2026 and $0.1 for purchases expected in 2027.

Building purchase commitment

The Company is negotiating a lease-to-buy agreement for the purchase of a building with the option to purchase the building at any time during the lease period. Under the draft agreement, the company would commit to purchasing the building at the end of the 6-year lease term. The approximate purchase price is €27.0; however, the actual purchase price will be reduced by 60% of the payments made during the lease term.

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

There are multiple steps in our process for testing goodwill impairment. The first step is identification of our operating segments, followed by the identification of the reporting units, such that the reporting unit has discrete financial information, its operating results are reviewed regularly by management, and its economic characteristics are different from the economic characteristics of the other components of the operating segment. As part of the annual test of goodwill impairment the Company considers economic factors and current business operations when assessing the reporting unit structures for the purposes of goodwill impairment testing. The reporting units comprised of our four prominent businesses and the 2023 acquisition of i3PD.

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

The Company completed its annual goodwill impairment testing for 2025. In the second quarter of 2025, the Company announced a leadership change in the Electronics segment from Lee Wichlacz to Billy Aldridge. Under the new leadership in the third quarter of 2025, the Company evaluated the strategy and financial projections related to i3 Product Development ("i3PD"), a custom engineering services firm we acquired in May of 2023 that is part of our Electronics segment. That evaluation led to a reduction in the i3PD projected profit contributions to the Company over the short and mid-term due to de-emphasizing i3PD sales that do not align with the Company's core business. We performed a test for goodwill impairment as of the third quarter period end date and concluded goodwill was impaired.

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

In 2024 and 2023 it was determined that the carrying amount of goodwill for each reporting unit was not impaired. In addition, in management’s assessment of reporting units for GWI testing, it was determined that the two prominent Electronics businesses share very similar economic characteristics, are operationally interdepended, and should be aggregated and tested as a single reporting unit. The test for goodwill impairment was performed for each business and for the consolidated reporting unit. Neither test indicated any impairment.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent the Company determines that it is more likely than not a deferred income tax asset will not be realized, a valuation allowance is established. The recoverability analysis of the deferred income tax assets and the related valuation allowances requires significant judgment and relies on estimates. At January 3, 2026, valuation allowances against deferred tax assets were $3.2 million. Refer to our Note 12 to our consolidated financial statements for additional information on the composition of these valuation allowances.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While we expect certain provisions of the OBBBA to change the timing of cash payments in the current fiscal year and future periods, we do not currently expect the legislation to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our term loans and revolving credit facility with PNC Bank. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of January 3, 2026, we had $105.5 million in borrowings outstanding under the revolving credit facility and $262.5 million in borrowings outstanding under the term loans. Based on our level of variable rate debt outstanding during the year ended January 3, 2026, a one percentage point increase in the reference average interest rate, which generally equaled 6.7%, would have resulted in an approximate $4.4 million increase in financing costs for the year ended January 3, 2026. This analysis excludes any effects from interest rate swap contracts as such contracts were terminated on June 25, 2024.

As of December 28, 2024, we had $150.3 million in borrowings outstanding under the revolving credit facility, $300.3 million in borrowings outstanding under the term loans. Based on our level of variable rate debt outstanding during the year ended December 28, 2024, a one percentage point increase in the reference average interest rate, which generally equaled 6.1%, would have resulted in an approximate $4.0 million increase in financing costs for the year ended December 28, 2024. This analysis excludes any effects from interest rate swap contracts as such contracts were terminated on June 25, 2024.

Foreign Currency Risk

Our exposure to foreign currency exchange fluctuations relate primarily, but not limited to, our locations in Italy, Germany, South Korea, the United Kingdom, China and India. Our operations in these countries are exposed to fluctuations in foreign currency rates primarily from payments received from customers, payments made to suppliers and loans denominated in foreign currencies. During the year ended December 30, 2023, we economically hedged certain foreign currency risks by entering into forward foreign exchange contracts. These contracts were not designated as hedging instruments for accounting purposes. These forward foreign exchange contracts ended in 2023 and the Company did not enter into new contracts in 2024.

During the year ended January 3, 2026, we economically hedged the receivable related to the sale of Custom Fluidpower. This contract was not designated as a hedging instrument for accounting purposes. This forward foreign exchange contract ended in October 2026. A discussion of our accounting policies for derivative financial instruments is included within Notes 2 and 9 of the Notes to the Consolidated Financial Statements included in this Annual Report.

The strengthening of the U.S. dollar can have an unfavorable impact on our results of operations and financial position as foreign denominated operating results are translated into U.S. dollars. The result of a 10% decrease in the 2025 average exchange rates of the currencies in which our transactions are denominated would have resulted in a decrease in annual sales of $31.3 million for the year ended January 3, 2026. The result of a 10% decrease in the 2024 average exchange rates of the currencies in which our transactions are denominated would have resulted in a decrease in annual sales of $29.5 million for the year ended December 28, 2024. This sensitivity analysis assumes that each exchange rate changed in the same direction relative to the U.S. dollar and incorporates the effects of our forward contracts. This analysis excludes the potential effects that changes in foreign currency exchange rates may have on actual sales or price levels. Similarly, a 10% decline in foreign currency exchange rates relative to the U.S. dollar on our January 3, 2026 and December 28, 2024 financial position would have resulted in a $60.8 million and $60.0 million reduction to equity (accumulated other comprehensive loss), respectively, as a result of non-U.S. dollar denominated assets and liabilities being translated into U.S. dollars, our reporting currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Helios Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Helios Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years ended January 3, 2026, December 28, 2024, and December 30, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the years ended January 3, 2026, December 28, 2024, and December 30, 2023 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2026 expressed an unqualified opinion.

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
March 3, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Helios Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Helios Technologies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of January 3, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 3, 2026, and our report dated March 3, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tampa, Florida

March 3, 2026

Helios Technologies, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	January 3, 2026	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$73.0	$44.1
Accounts receivable, net of allowance for credit losses of $1.4 and $2.4	116.0	104.6
Inventories, net	188.6	190.1
Income taxes receivable	15.4	15.1
Other current assets	21.9	30.3
Total current assets	414.9	384.2
Property, plant and equipment, net	206.6	216.4
Deferred income taxes	1.9	2.1
Goodwill	498.1	498.9
Other intangible assets, net	369.9	384.0
Other assets	23.1	19.8
Total assets	$1,514.5	$1,505.4
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$75.6	$56.7
Accrued compensation and benefits	23.3	24.6
Other accrued expenses and current liabilities	23.0	25.8
Current portion of long-term non-revolving debt, net	5.4	16.0
Dividends payable	3.0	3.0
Income taxes payable	12.9	12.5
Total current liabilities	143.2	138.6
Revolving lines of credit	105.5	147.3
Long-term non-revolving debt, net	256.2	283.2
Deferred income taxes	52.4	41.1
Other noncurrent liabilities	25.7	30.8
Total liabilities	583.0	641.0
Commitments and contingencies (Note 18)
Shareholders' equity:
Preferred stock, par value $0.001, 2.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100.0 shares authorized, 33.4 and 33.3 shares issued; 33.1 and 33.3 outstanding at January 3, 2026 and December 28, 2024, respectively	—	—
Capital in excess of par value	442.9	437.4
Retained earnings	539.1	502.6
Accumulated other comprehensive loss	(36.9)	(75.6)
Treasury stock, at cost, 0.3 and 0 shares, respectively	(13.6)	—
Total shareholders' equity	931.5	864.4
Total liabilities and shareholders' equity	$1,514.5	$1,505.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations

(in millions, except per share data)

	For the year ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net sales	$839.0	$805.9	$835.6
Cost of sales	567.8	553.6	573.9
Gross profit	271.2	252.3	261.7
Selling, engineering and administrative expenses	147.6	139.0	148.9
Amortization of intangible assets	31.7	31.5	32.9
Goodwill impairment	25.9	—	—
Operating income	66.0	81.8	79.9
Interest expense, net	21.9	33.8	31.2
Foreign currency transaction loss, net	1.3	1.3	0.6
Other non-operating (income), net	(19.6)	(3.8)	(1.1)
Income before income taxes	62.4	50.5	49.2
Income tax provision	14.0	11.5	11.7
Net income	$48.4	$39.0	$37.5

Net income per share:
Basic	$1.46	$1.17	$1.14
Diluted	$1.45	$1.17	$1.14

Weighted average shares outstanding:
Basic	33.2	33.2	32.9
Diluted	33.3	33.3	33.0

Dividends declared per share	$0.36	$0.36	$0.36

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

	For the year ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net income	$48.4	$39.0	$37.5
Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	42.7	(20.6)	7.6
Realized (gain) on interest rate swaps, net of tax	(4.0)	$—	$—
Unrealized gain (loss) on interest rate swaps, net of tax	$—	0.4	(3.6)
Total other comprehensive income (loss)	38.7	(20.2)	4.0
Comprehensive income	$87.1	$18.8	$41.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive	Treasury	Treasury
	shares	stock	shares	stock	par value	earnings	loss	Shares	Stock	Total
Balance at December 31, 2022	—	$—	32.6	$—	$404.3	$450.0	$(59.4)	—	$—	$794.9
Shares issued, restricted stock			0.1	—	—					—
Shares issued, ESPP					2.0					2.0
Shares issued, acquisitions			0.4		18.7					18.7
Stock-based compensation					11.6					11.6
Cancellation of shares for payment of employee tax withholding					(2.2)					(2.2)
Dividends declared						(11.9)				(11.9)
Net income						37.5				37.5
Other comprehensive income							4.0			4.0
Balance at December 30, 2023	—	$—	33.1	$—	$434.4	$475.6	$(55.4)	—	$—	$854.6
Shares issued, restricted stock			0.2	—	0.3					0.3
Shares issued, ESPP					1.9					1.9
Stock-based compensation					3.4					3.4
Cancellation of shares for payment of employee tax withholding					(2.6)					(2.6)
Dividends declared						(12.0)				(12.0)
Net income						39.0				39.0
Other comprehensive loss							(20.2)			(20.2)
Balance at December 28, 2024	—	$—	33.3	$—	$437.4	$502.6	$(75.6)	—	$—	$864.4
Shares issued, restricted stock			0.1	—	—					—
Shares issued, ESPP					1.8					1.8
Stock-based compensation					5.1					5.1
Cancellation of shares for payment of employee tax withholding					(1.4)					(1.4)
Shares repurchased								0.3	(13.6)	(13.6)
Dividends declared						(11.9)				(11.9)
Net income						48.4				48.4
Other comprehensive income							38.7			38.7
Balance at January 3, 2026	—	$—	33.4	$—	$442.9	$539.1	$(36.9)	0.3	$(13.6)	$931.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows

(in millions)

	For the year ended
	January 3, 2026	December 28, 2024	December 30, 2023
Cash flows from operating activities:
Net income	$48.4	$39.0	$37.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.0	63.8	63.8
(Gain) on sale of business	(18.8)	—	—
Goodwill impairment	25.9	—	—
Stock-based compensation expense	5.1	3.4	11.6
Amortization of debt issuance costs	0.7	1.1	0.6
Benefit for deferred income taxes	(1.1)	(8.3)	(7.9)
Forward contract losses, net	0.6	—	0.3
Other, net	(5.3)	3.2	—
(Increase) decrease in, net of acquisitions:
Accounts receivable	(16.5)	7.3	16.3
Inventories	(2.7)	19.4	(17.9)
Income taxes receivable	0.3	(3.8)	0.3
Other current assets	4.2	(8.1)	(5.5)
Other assets	4.7	5.1	(3.8)
Increase (decrease) in, net of acquisitions:
Accounts payable	22.0	(11.8)	(5.2)
Accrued expenses and other liabilities	2.1	5.7	(5.8)
Income taxes payable	(0.7)	10.7	(1.6)
Other noncurrent liabilities	(4.6)	(4.6)	3.9
Contingent consideration payments in excess of acquisition date fair value	—	—	(2.7)
Net cash provided by operating activities	127.3	122.1	83.9
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	—	(114.2)
Capital expenditures	(23.7)	(27.0)	(34.3)
Proceeds from dispositions of property, plant and equipment	0.3	0.1	0.3
Business Divestiture Proceeds	47.3	—	—
Cash settlement of forward contracts	—	—	0.4
Software development costs	(3.6)	(3.4)	(6.1)
Net cash provided by (used in) investing activities	20.3	(30.3)	(153.9)
Cash flows from financing activities:
Borrowings on revolving credit facilities	57.6	41.6	189.2
Repayment of borrowings on revolving credit facilities	(114.3)	(88.7)	(252.0)
Borrowings on long-term non-revolving debt	—	126.8	160.0
Repayment of borrowings on long-term non-revolving debt	(38.2)	(147.7)	(21.5)
Proceeds from stock issued	1.8	2.2	2.0
Purchase of treasury stock	(13.6)	—	—
Dividends paid to shareholders	(12.0)	(11.9)	(11.8)
Payment of employee tax withholding on vesting	(1.4)	(2.6)	(2.2)
Payment of contingent consideration liability	—	—	(3.4)
Proceeds received upon termination of Cash Flow hedge instruments	—	7.1	—
Other financing activities	(1.8)	(5.2)	(2.4)
Net cash (used in) provided by financing activities	(121.9)	(78.4)	57.9
Effect of exchange rate changes on cash and cash equivalents	3.2	(1.7)	0.8
Net increase (decrease) in cash and cash equivalents	28.9	11.7	(11.3)
Cash and cash equivalents, beginning of period	44.1	32.4	43.7
Cash and cash equivalents, end of period	$73.0	$44.1	$32.4

	For the year ended
	January 3, 2026	December 28, 2024	December 30, 2023
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$16.1	$21.1	$26.4
Interest	$29.8	$32.4	$29.5
Supplemental disclosure of noncash transactions:
Unrealized loss (gain) on interest rate swaps	$—	$(0.5)	$4.4
Stock issued for acquisition	$—	$—	$18.7
Foreign currency remeasurement impact on euro denominated debt	$(8.6)	$4.1	$(2.4)

A reconciliation of the Cash tax paid for the adoption of ASU 2023-09 is as follows:

For the year ended
January 3, 2026
Income taxes paid:	$1.8
Federal	$0.8
State and local
Foreign
Italy	6.6
China	4.4
Australia	0.9
All other foreign	1.6
Total income taxes paid	$16.1

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

The Company operates in two business segments: Hydraulics and Electronics. There are two key technologies within the Hydraulics segment: motion control technology ("MCT") and fluid conveyance technology ("FCT"). Our MCT products provide simultaneous control of acceleration, velocity and position. MCT includes our cartridge valve technology where we pioneered a fundamentally different design platform employing a floating nose construction that results in a self-alignment characteristic. This design provides better performance and reliability advantages compared with most competitors’ product offerings. Our cartridge valves are offered in several size ranges and include both electrically actuated and hydro-mechanical products. They are designed to operate reliably at higher pressures than most competitors products, making them suitable for both industrial and mobile applications. Our FCT products transfer hydraulic fluid from one point to another. FCT includes our quick release coupling products, which allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensures high-performance under high temperature and pressure using one or multiple couplers. The Electronics segment provides complete, fully-tailored display and control solutions for engines, engine-driven equipment, specialty vehicles, therapy baths and traditional and swim spas. This broad range of products is complemented by extensive application expertise and unparalleled depth of software, embedded programming, hardware and sustaining engineering teams.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company reports on a fiscal year that ends on the Saturday closest to December 31st. Each quarter generally consists of thirteen weeks, with a fourteen-week quarter occurring periodically. The 2025 fiscal year contained 53 weeks and ended January 3, 2026. The 2024 and 2023 fiscal years contained 52 weeks and ended December 28, 2024 and December 30, 2023, respectively.

The Consolidated Financial Statements include the accounts and operations of Helios Technologies and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The fair value of the Company’s accounts receivable, other current assets, accounts payable, accrued expenses, credit facilities and other liabilities approximate their carrying value, due to their short-term nature. Contingent consideration and newly acquired intangible assets are measured at fair value using level 3 inputs. The Company utilizes risk-adjusted probability analysis to estimate the fair value of contingent consideration arrangements. Forward foreign exchange contracts are measured at fair value based on quoted foreign exchange forward rates at the reporting dates. The fair value of interest rate swap contracts is based on the expected cash flows over the life of the trade. Expected cash flows are determined by evaluating transactions with a pricing model using a specific market environment. The values are estimated using the closing and mid-market market rate/price environment as of the end of the period. See Note 4 for detail on the level of inputs used in determining the fair value of assets and liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Any cash equivalents held by the Company are not significant. At year end 2025, of the $73.0 of cash on hand approximately half was held in institutions in APAC, approximately 38% held in institutions in EMEA, and the remainder held in institutions in the Americas.

Accounts Receivable, net

Accounts receivable are stated at amounts owed by customers, net of an allowance for estimated credit losses. The allowance for estimated credit losses is based on management’s assessment of amounts which may become uncollectible in the future and is estimated from a review of historical experience and specific identification of those accounts that are significantly in arrears. Accounts Receivable, net were $116.0 at January 3, 2026, $104.6 at December 28, 2024, and $114.8 at December 30, 2023 respectively and are presented in the Consolidated Balance Sheets. Account balances are charged against the allowance when it is probable the receivable will not be recovered. See the Consolidated Balance Sheets for the allowance amounts.

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

Intangible assets consist primarily of customer relationships, technology, trade names and brands and supply agreements. Amortization is on a straight-line basis over their estimated useful lives and the amortization is reflected in the Consolidated Statements of Operations. The useful lives used are as follows: Customer Relationships - 8 to 26 years; Trade Names and Brands - 10 to 20 years; Technology - 5 to 13 years; and Supply Agreements - 10 years. Intangible assets are tested for impairment if certain circumstances that would indicate the carrying amount of the assets may not be recoverable. Such circumstances can include, but are not limited to, decrease in market price, economic decline, changes in the market, change in business operations, or plans for disposition. Additional information about intangible assets, including the gross and net carrying values for the reported periods and historical and future estimated amortization expense is presented in Note 8 of the Notes to the Consolidated Financial Statements included in this Annual Report. Additional information about our acquisitions, including acquired intangible assets deemed material to the Company’s financial results, is presented in Note 3 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. For the years ended January 3, 2026, December 28, 2024, and December 30, 2023, there were no impairments recorded.

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

Contract Assets & Liabilities

Contract assets are recognized when the Company has a conditional right to consideration for performance completed on contracts. Contract asset balances were zero at January 3, 2026, $4.2 at December 28, 2024, and $3.8 at December 30, 2023 respectively and are presented in Other current assets in the Consolidated Balance Sheets. Accounts receivable balances represent unconditional rights to consideration from customers and are presented separate from contract assets in the Consolidated Balance Sheets. The Company has no individual components of Other current assets in excess of five percent of Total current assets on the Consolidated Balance Sheets at January 3, 2026, December 28, 2024 and December 30, 2023.

Contract liabilities are recognized when payment is received from customers prior to satisfying the underlying performance obligation. Contract liabilities totaled $0.4, $2.7, and $2.1 at January 3, 2026, December 28, 2024, and December 30, 2023, respectively, and are presented in Other accrued expenses and current liabilities on the Consolidated Balance Sheets. The Company has no individual components of Other accrued expenses and current liabilities in excess of five percent of Total current liabilities on the Consolidated Balance Sheets at January 3, 2026, December 28, 2024 and December 30, 2023.

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

The Company’s warranties provide assurance that products will function as intended. Estimated costs of product warranties are recognized at the time of the sale. The estimates are based upon current and historical warranty trends and other related information known to the Company. Accrued Warranty balances were $2.3 at January 3, 2026 and $2.4 December 28, 2024, respectively and are presented in Other accrued expense and current liabilities in the Consolidated Balance Sheets.

The Company treats shipping and handling activities that occur after control of the product transfers as fulfillment activities, and therefore, does not account for shipping and handling costs as a separate performance obligation. Shipping and handling costs billed to customers are recorded in revenue. Shipping costs incurred by the Company are recorded in cost of goods sold.

A collaborative arrangement is a contractual arrangement that involves a joint operating activity involving two or more parties that meet both of the following requirements: they are active participants in the activity and they are exposed to significant risks and rewards dependent on the commercial success of the activity. The assessment for a collaborative arrangement is performed throughout the arrangement. In May 2024, the Company entered into a collaborative agreement with WaterGuru, Inc. (“Waterguru”) to design and produce water sensing and treatment products for the spa industry. Where Helios is the principal on sales transactions to third parties, it recognizes revenues, cost of sales and operating expenses on a gross basis on its statements of operations. Helios will pay Waterguru a portion of gross margin on the product specific transactions defined in the agreement for the term of the agreement. Where Helios is not the principal on sales transactions with other third parties, it records its share of the revenues, cost of sales and operating expenses on a net basis on its statements of operations. Waterguru will pay Helios a portion of revenues on the product specific transactions defined in the agreement for the term of the agreement. Revenues and costs associated with this arrangement in 2024 and 2025 were not material.

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

Research and Development

The Company conducts R&D to create new products and to make improvements to products currently in use. R&D costs are charged to expense as incurred and totaled $19.1, $20.1 and $19.2 for the 2025, 2024 and 2023 fiscal years, respectively and are reported in Selling, engineering and administrative expenses in the Consolidated Statements of Operations.

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

Share Repurchase Plan

The Company accounts for share repurchases under the cost method whereby shares reacquired are recorded as treasury stock and reported as a reduction of shareholders’ equity at the aggregate purchase price, including any directly attributable costs. Treasury shares are excluded from shares outstanding for purposes of calculating basic and diluted earnings per share and do not receive dividends or have voting rights. Upon reissuance of treasury shares, any difference between the cost of the shares and the consideration received is recorded in additional paid-in capital, and to the extent such additional paid-in capital is insufficient, in retained earnings. No gains or losses are recognized in the consolidated statements of operations upon the purchase, reissuance, or retirement of treasury shares.

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

Capitalized Software Development Costs

The Company sells certain products that contain embedded software that is integral to the functionality of the products. Internal and external costs incurred for developing this software are charged to expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the products are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of accumulated amortization, were $13.2 and $11.1 at January 3, 2026, and December 28, 2024, respectively, and are included in Other assets in the Consolidated Balance Sheets. For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, amortization expense of Capitalized software development costs were $1.9, $1.3, and $0.7, respectively, and are included in Cost of goods sold in the Consolidated Statements of Operations.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions except per share data):

	January 3, 2026	December 28, 2024	December 30, 2023
Net income	$48.4	$39.0	$37.5

Weighted average shares outstanding - Basic	33.2	33.2	32.9
Net effect of dilutive securities - Stock based compensation	0.1	0.1	0.1
Weighted average shares outstanding - Diluted	33.3	33.3	33.0

Net income per share:
Basic	$1.46	$1.17	$1.14
Diluted	$1.45	$1.17	$1.14

Basic and diluted earnings per share is calculated by dividing net earnings by the coinciding weighted average number of shares outstanding. Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units and dilutive stock options, based on the treasury stock method. In 2025, there were 155,012 stock options that were excluded from the diluted earnings per share calculation as they would have been anti-dilutive.

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

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09 Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this update focus on improving the transparency, effectiveness and comparability of income tax disclosures primarily related to the pretax income (or loss), income tax expense (or benefit), rate reconciliation and income taxes paid for public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2024. We adopted this standard as of our current annual reporting period ending January 3, 2026. For additional information, see Note 12 — Income Taxes.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires enhanced disclosures about types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization, in commonly presented expense captions. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments prospectively or retrospectively to any or all prior periods presented in the financial statements. This ASU will only impact our disclosures and not our financial condition and results of operations. The Company does not plan to early adopt the standard.

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

In September 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-06 Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update remove references to project stages when determining if development costs should be capitalized in order to better align the accounting with how software is developed. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. Entities may apply the amendments prospectively, retrospectively to any or all prior periods presented in the financial statements, or using a modified approach based on the status of the software development project and whether software costs were capitalized before the date of adoption. The Company does not expect the changes to have a material impact on the consolidated financial statements and are assessing when to adopt the standard.

In November 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-09 - Derivative and Hedging (Topic 815) to clarify and improve hedge accounting guidance. The update is intended to better align hedge accounting with entities’ risk management activities, reduce complexity, and enable more economic hedging strategies to qualify for hedge accounting. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. Entities may apply the amendments prospectively, retrospectively to any or all prior periods presented in the financial statements. The Company does not expect the changes to have a material impact on the consolidated financial statements and are assessing when to adopt the standard.

In December 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-11 - Interim Reporting (Topic 270) with the goal of clarifying and reorganizing existing interim reporting guidance so it is easier for preparers to apply and understand. The update does not change the fundamental nature of interim reporting under U.S. GAAP or expand or reduce current interim disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. Entities may apply the amendments prospectively, retrospectively to any or all prior periods presented in the financial statements. The Company does not expect the changes to have a material impact on the consolidated financial statements and are assessing when to adopt the standard.

In December 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-12 - Codification Improvements designed to clarify, correct and improve U.S. GAAP guidance on a variety of topics. It is part of FASB's ongoing Codification improvements project, which addresses technical corrections, resolves unintended application issues, and enhances usability of the Codification without making major changes to fundamental accounting principles. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted on an issue-by-issue basis, provided the financial statements for the period have not yet been issued.

3. BUSINESS ACQUISITIONS AND DIVESTITURE

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

On May 26, 2023, the Company completed the acquisition of i3 Product Development, Inc. (“i3PD”), a Wisconsin corporation. i3PD is a custom engineering services firm, employing engineers with expertise in electronics, mechanical, industrial, embedded and software engineering. i3PD's solutions are used across many sectors, including medical, off-highway, recreational and commercial marine, power sports, health and wellness, agriculture, consumer goods, industrial, sports and fitness. i3PD equips Helios with significant value-added professional services capabilities to provide customization to Helios platforms and to develop greenfield solutions. The results of i3PD's operations are reported in the Company’s Electronics segment and have been included in the Consolidated Financial Statements since the date of acquisition.

Initial consideration paid at closing for i3PD, net of cash acquired, totaled $44.0, consisting of 370,276 shares of the Company's common stock, issued in a private placement to the previous owners of i3PD, and cash of $25.4. The cash consideration paid at closing was funded with additional borrowings on the Company’s credit facility.

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

2025 Divestiture

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

The preliminary sales price for the divestiture was $76.7 AUD in cash including adjustments for estimated closing date net working capital and cash on hand, consisting of $60.5 AUD in cash to the Company and $16.2 AUD that the buyer agreed to pay directly to the Company’s lender in satisfaction of subsidiary-level debt. The sales price is subject to adjustments based on the final closing date net working capital and cash on hand of the divested business.

As of September 27, 2025, the Company recorded a receivable of $38.4 USD for proceeds to be received directly from the buyer, which was subsequently settled when the buyer remitted payment on October 1, 2025. The Company also recorded a receivable of $1.3 USD for proceeds that were held back from initial funding and are to be paid no later than two years from the completion of the transaction. The hold back amount is not held in escrow and not subject to interest. It is not contingent on any performance obligation, but will be used to settle claims made by the buyer per the terms of the purchase agreement for a matter that existed pre-close, provided the Company agrees or the matter is solved through arbitration. No claims have been identified as of the period end date and future claims are not probable or estimable. Therefore, no provision has been made for potential claims. This receivable is presented within Other assets on the Consolidated Balance Sheet for the period ending January 3, 2026. There was no impact on the Company’s cash flows in the current period.

The Company recognized (i) a pre-tax gain net of costs to sell on the sale of the subsidiary’s net assets and (ii) a reclassification of the cumulative translation adjustment ("CTA") related to the subsidiary from accumulated other comprehensive income ("AOCI") to earnings, as required by ASC 830-30 when a foreign operation is sold or substantially liquidated. The gain on sale and the reclassification of CTA were presented together in continuing operations and are included in Other non-operating income, net on the Consolidated Statement of Operations for the year ended January 3, 2026. The components of the pre-tax gain recognized in USD were:

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

The subsidiary was included in continuing operations because the sale did not meet the criteria to be reported as discontinued operations under ASC 205-20. The net income of the disposal group through the completion date is included in the Company's Consolidated Statements of Operations. For the year ended January 3, 2026 and December 28, 2024, pre-tax profit of the disposal group was $2.3 and $4.5 respectively, excluding the reclassification of CTA. The pre-tax gain on disposal and the reclassification of CTA are not included in the segment results as the elements of the pre-tax gain are not used by the chief operating decision maker (CODM) for assessing Hydraulics segment performance.

Certain disclosures have not been presented as the effect of the acquisition and divestiture were not material to the Company's financial results.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at January 3, 2026 and December 28, 2024.

January 3, 2026
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contracts	$—	$—	$—	$—
Total	$—	$—	$—	$—
Liabilities
Contingent consideration	$0.4	$—	$—	$0.4
Total	$0.4	$—	$—	$0.4

December 28, 2024
			Significant Other	Significant
		Quoted Market	Observable	Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets
Interest rate swap contract	$—	$—	$—	$—
Total	$—	$—	$—	$—
Liabilities
Contingent consideration	0.4	—	—	0.4
Total	$0.4	$—	$—	$0.4

A summary of changes in the estimated fair value of contingent consideration at January 3, 2026 and December 28, 2024 is as follows:

Balance at December 30, 2023	$0.5
Payment on liability	(0.5)
Accretion in value	0.4
Balance at December 28, 2024	$0.4
Payment on liability	—
Balance at January 3, 2026	$0.4

5. INVENTORIES, NET

At January 3, 2026 and December 28, 2024, inventory consisted of the following:

	January 3, 2026	December 28, 2024
Raw materials	$106.9	$105.3
Work in process	50.5	48.7
Finished goods	43.1	46.7
Provision for obsolete and slow moving inventory	(11.9)	(10.6)
Total	$188.6	$190.1

6. PROPERTY, PLANT AND EQUIPMENT, NET

At January 3, 2026 and December 28, 2024, property, plant and equipment, net consisted of the following:

	January 3, 2026	December 28, 2024
Machinery and equipment	$272.9	$247.6
Office furniture and equipment	67.9	58.0
Buildings	80.8	81.0
Building and land improvements	21.1	20.9
Leasehold improvements	10.1	5.2
Land	16.6	16.8
	$469.4	$429.5
Less: Accumulated depreciation	(296.4)	(263.2)
Construction in progress	16.0	27.2
	$189.0	$193.5
Operating lease ROU assets	17.6	22.9
Total	$206.6	$216.4

Depreciation expense for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 totaled $29.0, $30.7 and $30.2, respectively.

7. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space throughout its locations that are classified as operating leases. Remaining terms on these leases range from less than one year to eight years. For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, operating lease costs totaled $8.1, $7.5 and $7.0, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	January 3, 2026	December 28, 2024
Right-of-use assets	$17.6	$22.9
Lease liabilities:
Current lease liabilities	$3.8	$4.4
Non-current lease liabilities	15.3	20.3
Total lease liabilities	$19.1	$24.7

Weighted average remaining lease term (in years):	3.4
Weighted average discount rate:	4.4%

Supplemental cash flow information related to leases is as follows:

	For the Year Ended
	January 3, 2026	December 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.2	$7.9
Non-cash impact of new leases and lease modifications	$4.4	$1.8

Maturities of lease liabilities are as follows:

2026	$6.8
2027	3.8
2028	3.4
2029	3.3
2030	3.1
Thereafter	4.7
Total lease payments	25.1
Less: Imputed interest	(6.0)
Total lease obligations	19.1
Less: Current lease liabilities	(3.8)
Non-current lease liabilities	$15.3

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the years ended January 3, 2026 and December 28, 2024 is as follows:

	Hydraulics	Electronics	Total
Balance at December 30, 2023	$302.1	$211.9	$514.0
Currency translation	(15.0)	(0.1)	(15.1)
Balance at December 28, 2024	$287.1	$211.8	$498.9
Currency translation	30.6	0.1	30.7
Goodwill written off related to sale of business	(5.6)	—	(5.6)
Goodwill Impairment losses	—	(25.9)	(25.9)
Balance at January 3, 2026	$312.1	$186.0	$498.1
Accumulated Impairments (A)	31.9	25.9	57.8

(A) In the third quarter of 2025 a $25.9 impairment was recorded in Electronics. There were no impairments recorded in 2024 or 2023.

The Company tests goodwill for impairment at the reporting unit level, (i) as of the third quarter period end date, and (ii) between annual tests whenever events or circumstances indicate the carrying value of a reporting unit may exceed its fair value.

In the second quarter of 2025, the Company announced a leadership change in the Electronics segment from Lee Wichlacz to Billy Aldridge. Under the new leadership in the third of 2025, the Company evaluated the strategy and financial projections related to i3 Product Development ("i3PD"), a custom engineering services firm we acquired in May of 2023 that is part of our Electronics segment. That evaluation led to a reduction in the i3PD projected profit contributions to the Company over the short and mid-term due to de-emphasizing i3PD sales that do not align with the Company's core business. We performed a test for goodwill impairment as of the third quarter period end date and concluded goodwill was impaired.

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

Acquired Intangibles Assets

At January 3, 2026 and December 28, 2024, intangible assets consisted of the following:

	January 3, 2026			December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$95.8	$(34.5)	$61.3	$94.1	$(28.6)	$65.5
Non-compete agreements	2.1	(2.1)	—	2.0	(1.6)	0.4
Technology	54.7	(36.8)	17.9	53.4	(31.3)	22.1
Supply agreement	21.0	(19.1)	1.9	21.0	(17.0)	4.0
Customer relationships	400.3	(111.5)	288.8	380.1	(89.6)	290.5
Workforce	6.1	(6.1)	(0.0)	6.2	(4.7)	1.5
	$580.0	$(210.1)	$369.9	$556.8	$(172.8)	$384.0

Amortization expense on acquired intangibles assets for the 2025, 2024 and 2023 fiscal years was approximately $31.7, $31.5 and $32.9, respectively, reflected in amortization of intangible assets in the Consolidated Statements of Operations. Additionally, $0.3 of acquired amortization expense for the 2025 fiscal year was reflected in cost of sales in the Consolidated Statement of Operations. Future estimated total amortization expense is presented below.

Year:
2026	$30.5
2027	27.4
2028	27.1
2029	25.3
2030	24.5
Thereafter	235.1
Total	$369.9

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

For each derivative contract entered into where the Company looks to obtain hedge accounting treatment, the Company formally and contemporaneously documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instruments’ effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively. This process includes linking all derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedges and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective, or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively. The Company had no derivative instruments in 2025 or 2024.

Gains and losses related to the Company’s derivative financial instruments for the 2025, 2024 and 2023 years are presented as follows:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)
	January 3, 2026	December 28, 2024	December 30, 2023	into Earnings (Effective Portion)	January 3, 2026	December 28, 2024	December 30, 2023
Derivatives in cash flow hedging relationships:
Interest rate swap contracts	$(5.4)	$0.5	$(4.4)	Interest expense, net	$(5.4)	$3.6	$7.0

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $21.9, $33.8 and $31.2 for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively.

	Amount of Gain or (Loss) Recognized in Earnings on Derivatives			Location of Gain or (Loss) Recognized
	January 3, 2026	December 28, 2024	December 30, 2023	in Earnings on Derivatives
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	$(0.6)	$—	$(0.3)	Foreign currency transaction gain / loss, net

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

Previously, the Company had entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with these transactions, the Company paid interest based upon a fixed rate as agreed upon with the respective counterparties and received variable rate interest payments. The interest rate swaps were designated as hedging instruments and were accounted for as cash flow hedges. In June 2024, the Company's interest rate swap agreements were terminated in connection with the debt refinancing activities. Upon termination of these effective interest rate swaps designated as a cash flow hedges, the Company received proceeds of $7.1 which will be amortized from accumulated other comprehensive income into earnings as a reduction of interest expense over the period which the hedged forecasted transaction affects earnings. At January 3, 2026, $5.4 was amortized from accumulated other comprehensive income into earnings as a reduction of interest expense with the remaining $1.7 to be amortized in 2028. The Company had no active interest rate swap agreements.

Forward Foreign Exchange Contracts

The Company had entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At January 3, 2026, the Company had zero forward foreign exchange contracts.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $105.5 as of January 3, 2026 and is included in the Revolving line of credit line item in the Consolidated Balance Sheets. The loss on the net investment hedge recorded in AOCI as part of the currency translation adjustment was $8.6, net of tax, for the year ended January 3, 2026.

10. CREDIT FACILITIES

Total non-revolving debt consists of the following:

	Maturity Date	January 3, 2026	December 28, 2024
Long-term non-revolving debt:
Term loans with PNC Bank	Jun 2029	$262.5	$292.5
Term loans with Citibank	Jun 2026	—	7.8
Total non-revolving debt		262.5	300.3
Less: current portion of long-term non-revolving debt		5.4	16.0
Less: unamortized debt issuance costs		0.9	1.1
Total long-term non-revolving debt, net		$256.2	$283.2

Information on the Company's revolving credit facilities is as follows:

		Balance		Available credit
	Maturity Date	January 3, 2026	December 28, 2024	January 3, 2026	December 28, 2024
Revolving line of credit with PNC Bank	Jun 2029	$105.5	$147.3	$393.6	$351.7
Revolving line of credit with Citibank	Jun 2026	$—	$3.0	$—	$0.7

Future maturities of total debt are as follows:

Year:
2026	$5.6
2027	22.5
2028	28.1
2029	311.8
Total	$368.0

Term Loans and Line of Credit with PNC Bank

The Company has a credit agreement that includes a revolving line of credit and term loan credit facility with PNC Bank, National Association, as administrative agent, and the lenders party thereto.

In May 2023, the Company entered into an Incremental Facility Amendment with PNC Bank, National Association, as administrative agent, and various lenders party thereto that amended the Second Amended and Restated Credit Agreement, dated October 28, 2020 (the “Credit Agreement” and, together with the Incremental Facility Amendment, the “Amended Credit Agreement”). Pursuant to the Incremental Facility Amendment, the Company incurred a new senior secured term loan A-2 (the “Term Loan A-2”) in an aggregate principal amount of $150.0. The issue price of the Term Loan A-2 was equal to 100% of the aggregate principal amount thereof. The Term Loan A-2 bore interest at a rate based on either (i) the secured overnight financing rate (“SOFR”) (subject to a 0% floor) for the applicable interest period plus a 0.10% SOFR adjustment plus an applicable margin ranging between 1.50% and 2.75%, depending on the Company’s leverage ratio or (ii) a variable rate equal to the highest of (x) the overnight bank funding rate plus 0.50%, (y) the prime rate and (z) daily simple SOFR, plus a 0.10% SOFR adjustment plus 1.00%, plus an applicable margin ranging between 0.50% and 1.75%, depending on the Company’s leverage ratio. The Term Loan A-2 was guaranteed by each of the Company’s domestic subsidiaries and is secured by substantially all of the assets of the Company and the guarantors, on a pari passu basis with the other facilities under the Amended Credit Agreement. The Term Loan A-2 was due to mature on October 28, 2025, and was not subject to any mandatory repayments prior to such maturity date.

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

As of January 3, 2026, the Company was in compliance with all debt covenants related to the Amended and restated Credit Agreement.

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

Under the Working Capital Facility, the Company was permitted to from time to time borrow amounts on an unsecured revolving facility of up to a total of RMB 16.0. Proceeds were permitted to be used only for expenditures related to production at the Company’s facility located in Kunshan City, China. Outstanding borrowings under the Working Capital Facility accrued interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 0.5%. The loan matured in May 2023, at which time the remaining balance was paid in full.

Under the Shanghai Branch Term Loan Facility, the Company borrowed on a secured basis RMB 42.7. The proceeds were used to fund the acquisition of Joyonway. Outstanding borrowings under the Shanghai Branch Term Loan Facility accrued interest at a rate equal to the National Interbank Funding Center 1-year loan prime rate plus 1.5%. The loan matured in October 2024, at which time the remaining balance was paid in full.

The Company had a term loan facility agreement (the “Sydney Branch Term Loan Facility”) with Citibank, N.A., Sydney Branch, as lender. Under the Sydney Branch Term Loan Facility, the Company borrowed on a secured basis AUD 7.5. The proceeds were used to repay other existing debt. Outstanding borrowings under the Sydney Branch Term Loan Facility accrued interest at a rate equal to the Australian Bank Bill Swap (ABBS) Reference Rate plus 2.0%, to be repaid throughout the term of the loan with a final payment due date of December 2024.

In June 2023, the Sydney Branch Term Loan Facility was amended. The Company borrowed on a secured basis AUD 15.0 and used a portion of the proceeds to repay the remaining balance of the original term loan. Outstanding borrowings under the amended Sydney Branch Term Loan Facility accrued interest at a rate equal to the ABBS reference rate plus 2.8%, to be repaid throughout the term of the loan with a final payment due date in June 2026.

Concurrent with the amendment to the Sydney Branch Term Loan Facility, the Company entered into a revolving line of credit agreement with Citibank, N.A., Sydney Branch, as lender (the “Sydney Branch RC Facility”). The Sydney Branch RC Facility allowed for borrowings up to an aggregate maximum principal amount of AUD 6.0 and matured in June 2026, with no mandatory repayments prior to such maturity date. The facility accrued interest at a rate equal to the ABBS reference rate plus 2.3%.

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

As of January 3, 2026, the Company was in compliance with all debt covenants related to the term loans and line of credit with Citibank. Additionally, the secured loans with Citibank are secured by a parent guarantee.

The consolidated effective interest rate on the Company's credit agreements at January 3, 2026 was 5.0%. Consolidated interest expense recognized on the Company's credit agreements during the years ended January 3, 2026, December 28, 2024 and December 30, 2023 was $27.0, $36.9 and $37.6, respectively.

11. DIVIDENDS TO SHAREHOLDERS

The Company declared dividends of $11.9, $12.0 and $11.9 to shareholders in 2025, 2024 and 2023, respectively.

The Company declared the following regular quarterly dividends to shareholders during 2025, 2024 and 2023. The dividends were declared to shareholders of record approximately on the 5th day following the respective quarter end and paid approximately on the 20th day of each month following the date of declaration.

	2025	2024	2023
First quarter	$0.09	$0.09	$0.09
Second quarter	0.09	0.09	0.09
Third quarter	0.09	0.09	0.09
Fourth quarter	0.09	0.09	0.09

12. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components:

	For the year ended
	January 3, 2026	December 28, 2024	December 30, 2023
United States	$17.2	$10.8	$12.8
Foreign	45.2	39.7	36.4
Total	$62.4	$50.5	$49.2

The components of the income tax provision (benefit) are as follows:

	For the year ended
	January 3, 2026	December 28, 2024	December 30, 2023
Current tax expense (benefit):
United States	$0.2	$6.7	$6.7
State and local	1.1	0.5	1.5
Foreign	13.5	12.9	11.4
Total current	14.8	20.1	19.6
Deferred tax expense (benefit):
United States	—	(6.5)	(3.6)
State and local	0.2	—	(1.4)
Foreign	(1.0)	(2.1)	(2.9)
Total deferred	(0.8)	(8.6)	(7.9)
Total income tax provision	$14.0	$11.5	$11.7

A reconciliation of the provision for the income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	For the year ended
	January 3, 2026	Percent
Tax at U.S. statutory rate	$13.1	21.0%
State and local income taxes(1)	1.1	1.7%
Foreign tax effects
Italy
Regional tax	0.8	1.3%
Other	(0.4)	-0.6%
China
Effect of rates different than statutory	0.8	1.2%
Other	(0.6)	-0.9%
Canada
Changes in valuation allowance	0.9	1.4%
Other	(0.1)	-0.1%
Other foreign jurisdictions	0.3	0.5%
Effects of cross-border tax laws
Foreign-derived intangible income	(1.0)	-1.5%
Foreign tax credits	(1.2)	-2.0%
Global intangible low-taxed Income	1.4	2.3%
Other	0.9	1.4%
Tax credits
Research and development tax credits	(0.6)	-1.0%
Changes in valuation allowance	(0.4)	-0.7%
Nontaxable and nondeductible items
Executive compensation - 162(m)	0.3	0.5%
Stock-based compensation	0.3	0.4%
Changes in unrecognized tax benefits	(0.4)	-0.6%
Other
Gain on divestiture	(1.1)	-1.7%
Other adjustments	(0.1)	-0.2%
Effective tax rate	$14.0	22.5%

(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Florida and Oklahoma.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes before the adoption of ASU 2023-09 is as follows:

	For the year ended
	December 28, 2024	December 30, 2023
U.S. federal taxes at statutory rate	$10.6	$10.3
Increase(decrease)
Foreign withholding tax	0.1	—
Capitalized transaction costs	—	0.2
Foreign income taxed at different rate	1.5	1.4
FDII deduction	(1.1)	(1.2)
Changes in estimates related to prior years including foreign	0.8	0.7
Goodwill impairment	—	—
State and local taxes, net	0.5	(0.3)
Foreign tax expense	0.7	0.7
Current year tax credits	(1.1)	(1.0)
Foreign permanent items	(0.5)	(1.8)
Change in reserve	0.2	0.2
Executive comp - 162m	(0.3)	1.3
Valuation allowance	(0.7)	0.7
Stock-based compensation	0.5	—
Other	0.3	0.5
Income tax provision	$11.5	$11.7

Deferred income tax assets and liabilities are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of January 3, 2026 and December 28, 2024, are presented below:

	For the year ended
	January 3, 2026	December 28, 2024
Deferred tax assets:
Foreign tax benefit of US reserves	$0.8	$1.0
Net operating losses	6.1	6.2
Inventory	2.8	3.0
Intangible assets and goodwill DTA	1.2	0.7
Lease liability	3.3	3.9
Capitalized research expenditures	4.3	8.1
Interest expense limitation carryforward	8.2	8.6
Accrued compensation	2.6	3.0
Accrued expenses and other	3.3	3.8
Other comprehensive income -DTA	1.2	8.9
Total deferred tax assets	33.8	47.2
Less: valuation allowance	(3.2)	(2.3)
Net deferred tax assets	30.6	44.9
Deferred tax liabilities:
Depreciation	(3.6)	(3.8)
Right of use asset	(3.1)	(3.7)
Intangible assets and goodwill	(73.3)	(76.3)
Other deferred tax liabilities	(0.7)	(0.1)
Other comprehensive income	(0.4)	—
Total deferred tax liabilities	(81.1)	(83.9)
Net deferred tax liabilities	$(50.5)	$(39.0)

As of January 3, 2026, the Company has federal net operating loss (“NOL”) carryforwards of approximately $3.5 that will expire between 2031 and 2032, state net operating loss carryforwards of $38.1 that will expire between 2026 and 2045 and foreign net operating loss carryforwards of $12.0, of which $7.3 are indefinite-lived and the remaining will expire between 2027 and 2045. The federal and California NOLs were generated by Balboa Water Group during pre-acquisition tax years 2011-2019 and are subject to a 20-year carryforward period. As a result of the acquisition, both the federal and the California NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percent. Despite these limitations, the Company expects to fully utilize the federal and California NOLs by 2027. The Company has foreign NOL carryforwards of $11.5 that it does not anticipate utilizing. Consequently, it has fully reserved against the deferred tax asset related to these NOLs.

A valuation allowance to reduce the deferred tax assets reported is required if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of January 3, 2026 and December 28, 2024 was $3.2 and $2.3, respectively. The portion of valuation allowance related to capital losses was $0.6 and foreign loss carryforward was $2.6 as of January 3, 2026. The net change in total valuation was a decrease of $0.9 in 2025 and was primarily related to the valuation allowance for Faster Canada net operating losses.

The Company prescribes a recognition threshold and measurement attribute for an uncertain tax position taken or expected to be taken in a tax return.

The following is a roll-forward of the Company’s unrecognized tax benefits:

Unrecognized tax benefits - January 1, 2023	$7.9
Increases from positions taken during prior periods	1.1
Increases from positions taken during current period	0.2
Settled positions	(2.7)
Lapse of statute of limitations	(0.4)
Unrecognized tax benefits - December 30, 2023	$6.1
Increases from positions taken during prior periods	(0.5)
Increases from positions taken during current period	0.2
Settled positions	—
Lapse of statute of limitations	(0.4)
Unrecognized tax benefits - December 28, 2024	$5.4
Increases from positions taken during prior periods	1.1
Increases from positions taken during current period	0.1
Settled positions	—
Lapse of statute of limitations	(0.8)
Unrecognized tax benefits - January 3, 2026	$5.8

At January 3, 2026, the Company had unrecognized tax benefits of $5.8 including accrued interest. If recognized, $0.6 of unrecognized tax benefits would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest related to the unrecognized tax benefit has been recognized and included in income tax expense. Interest accrued as of January 3, 2026, is not considered material to the Company’s Consolidated Financial Statements.

As of January 3, 2026, the Company had approximately $52.6 million of undistributed earnings in certain non-U.S. subsidiaries for which no deferred income taxes have been recorded. These earnings are intended to be indefinitely reinvested in the Company’s international operations. Accordingly, no deferred tax liability has been recognized for potential foreign withholding or U.S. state income taxes that would apply upon distribution.

The Company remains subject to income tax examinations in the U.S. and various state and foreign jurisdictions for tax years 2020-2025. The Company believes it has adequately reserved for income taxes that could result from any audit adjustments.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While we expect certain provisions of the OBBBA to change the timing of cash payments in the current fiscal year and future periods, we do not currently expect the legislation to have a material impact on our consolidated financial statements.

13. STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 2023 Equity Incentive Plan (“2023 Plan”) provides for the grant of up to an aggregate of 1,000,000 shares of restricted stock, restricted stock units, stock options, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. The 2023 Plan replaced the prior 2019 Equity Incentive Plan and was approved by the Company's shareholders at the 2023 Annual Meeting. As of January 3, 2026, 643,687 shares remained available to be issued through the 2023 Plan.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan and from time to time for special recognition. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. The officer transition in July 2024 resulted in the forfeiture of $3.8 unvested RSU's and the reversal of previously recognized expense related to the respective unvested RSU's. Compensation expense recognized for RSUs granted to employees totaled $2.8, $3.4 and $8.4 for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively.

Effective January 1, 2022, The Board approved a new Helios Technologies, Inc. Non-Employee Director Compensation Policy (the “Director Compensation Policy”), which revised the compensation for Non-Employee Directors. The Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2023 Plan, which vest over a one-year period. Directors were granted 25,117 and 23,031 RSUs during the years ended January 3, 2026 and December 28, 2024, respectively. The Company recognized director stock compensation expense on the RSUs of $1.0, $1.2, and $1.3 for the years ended January 3, 2026. December 28, 2024, December 30, 2023, respectively.

The following table summarizes RSU activity for the 2025 fiscal year:

	Number of Units (in thousands)	Weighted Average Grant-Date Fair Value per Share
Nonvested balance at December 28, 2024	224	$49.13
Granted	133	40.14
Vested	(141)	49.28
Forfeited	(32)	45.54
Nonvested balance at January 3, 2026	184	$43.13

Included in the nonvested balance at January 3, 2026, is 57,118 nonvested performance-based RSUs.

The grant date fair value of restricted stock and RSUs granted during the 2025, 2024 and 2023 fiscal years totaled $5.4, $13.6 and $13.3, respectively.

The Company had $4.6 of total unrecognized compensation cost related to the RSU awards as of January 3, 2026. That cost is expected to be recognized over a weighted average period of 1.5 years.

Stock Options

In 2022, the Company granted stock options with market-based vesting conditions to its officers. As of January 3, 2026, there were 5,334 unvested options and 2,666 vested unexercised options. The exercise price per share is $50.60, which is equal to the market price of Helios stock on the grant date. The options vest upon the later of the achievement of defined stock prices or two years from the grant date. The options have met their required service periods, which ranged from one to two years from the grant date. These options have a 10-year expiration. The grant date fair value of the options totaled $2.3 and was estimated using a Monte Carlo simulation.

The Company has also granted stock options with only time-based vesting conditions to its officers. As of January 3, 2026, there were 2,027 vested unexercised options. The exercise prices per share, which range from $35.04 to $55.03, are equal to the market price of Helios stock on the respective grant dates. The options vested ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options totaled $0.6 and was estimated using a Black Scholes valuation model. In 2025, no options with time based vesting conditions were exercised.

In September 2024, the Company granted additional stock options with only time-based vesting conditions to its officers and employees. These options have an exercise price per share of $40.13 which is equal to the market price of Helios stock on the grant date. The options vest three-years from the grant date and have a 10-year expiration. The grant date fair value of the options totaled $0.6 and was estimated using a Black Scholes valuation model. As of January 3, 2026, there are 31,160 unvested options.

In February 2025, the Company granted additional stock options with performance vesting conditions to its officers and certain employees. Performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of options ultimately issued for the performance-based units may vary from 0% to 225% of their target amount based on the achievement of defined performance targets. These options have an exercise price per share of $39.80 which is equal to the market price of Helios stock on the grant date. The options have a 10-year expiration. The grant date fair value of the options totaled $2.5 and was estimated using a Black Scholes valuation model. As of January 3, 2026, there are 114,699 unvested options.

At January 3, 2026, the Company had $1.8 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 2.1 years. The officer transition in July 2024 resulted in the forfeiture of $1.7 unvested options and the reversal of previously recognized expense related to the respective unvested options. Related to stock options, the Company recognized an expense of $0.8 for the year ended January 3, 2026 and a net benefit of $1.6 for the year ended December 28, 2024.

	Number of Shares (not rounded)	Weighted Average Exercise Price
Outstanding at December 28, 2024	46,529	$42.29
Granted	131,933	39.80
Exercised	—	—
Forfeited/Expired	(22,576)	39.88
Outstanding at January 3, 2026	155,886	40.53
Exercisable at January 3, 2026 (A)	4,693	49.67

(A) Options expire between the years 2030-2032 with strike prices between $39.75 - $55.03.

Share Repurchase Plan

On February 20, 2025, the Board approved a multi-year share repurchase program (the "Share Repurchase Program"), authorizing the Company to repurchase up to $100.0 of our outstanding common stock. The Company may purchase shares at management’s discretion from time to time in the open market, through privately negotiated transactions, through investment banking institutions or through other means in accordance with applicable federal securities laws, including Rule 10b5-1 trading plans. To the extent that the Company repurchases its shares, the amount and timing of any repurchases are subject to a variety of factors including, but not limited to, general business and market conditions, share price, regulatory and legal requirements and capital availability. The program does not obligate the Company to acquire a minimum number of shares. The share repurchase program will be funded with cash on hand and cash generated from operations. As of January 3, 2026, the Company has repurchased 330,000 shares under the Share Repurchase Program. As of January 3, 2026, the Company has $86.5 of remaining availability to repurchase outstanding common stock under its Share Repurchase Program.

Employee Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“ESPP”) in which U.S. employees are eligible to participate. Employees who choose to participate are granted an opportunity to purchase common stock at 85 percent of the market value on the first or last day of the quarterly purchase period, whichever is lower. Employees in the United Kingdom (“U.K.”), under a separate plan, are granted an opportunity to purchase the Company’s common stock at market value, on the first or last day of the quarterly purchase period, whichever is lower, with the Company issuing one additional free share of common stock for each six shares purchased by the employee under the plan.

Employees purchased 59,524 shares at a weighted average price of $30.61, 48,261 shares at a weighted average price of $38.36 and 43,585 shares at a weighted average price of $46.52, under the ESPP and U.K. plan during the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively. The Company recognized $0.6, $0.4 and $0.5 of compensation expense during the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively. At January 3, 2026, 192,447 shares remained available to be issued through the ESPP and the U.K. plan.

14. EMPLOYEE BENEFITS

The Company has a defined contribution retirement plan, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all of its eligible U.S. employees. Employer contribution costs recognized under the retirement plan amounted to approximately $3.7, $4.2 and $3.6 during 2025, 2024 and 2023, respectively.

The Company provides supplemental pension benefits to its employees of foreign operations in addition to mandatory benefits included in local country payroll statutes. These benefits amounted to approximately $3.2, $3.1 and $3.0 during 2025, 2024 and 2023, respectively.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 31, 2022	$8.5	$(67.9)	(59.4)
Other comprehensive income (loss) before reclassifications	(9.8)	11.1	1.3
Amounts reclassified from accumulated other comprehensive loss, net of tax	5.4	—	5.4
Tax effect	0.8	(3.5)	(2.7)
Net current period other comprehensive income (loss)	(3.6)	7.6	4.0
Balance at December 30, 2023	$4.9	$(60.3)	$(55.4)
Other comprehensive (loss) income before reclassifications	(2.3)	(26.6)	(28.9)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2.8	—	2.8
Tax effect	(0.1)	6.0	5.9
Net current period other comprehensive (loss) income	0.4	(20.6)	(20.2)
Balance at December 28, 2024	$5.3	$(80.9)	$(75.6)
Other comprehensive income (loss) before reclassifications	(1.2)	52.2	51.0
Amounts reclassified from accumulated other comprehensive loss, net of tax	(4.2)	—	(4.2)
Tax effect	1.4	(9.5)	(8.1)
Net current period other comprehensive income (loss)	(4.0)	42.7	38.7
Balance at January 3, 2026	$1.3	$(38.2)	$(36.9)

The following table presents reclassifications out of accumulated other comprehensive loss:

Details about Accumulated Other	Affected Line Item in the Consolidated	For the year Ended
Comprehensive Income Components	Statements of Operations	January 3, 2026	December 28, 2024	December 30, 2023
Derivative financial instruments
Interest rate swaps	Interest expense, net	$(5.4)	$3.6	$7.0
	Tax benefit	1.2	(0.8)	(1.6)
	Net of tax	$(4.2)	$2.8	$5.4

Total reclassifications for the period		$(4.2)	$2.8	$5.4

16. SEGMENT REPORTING

The Company has two reportable segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served, and the methods of distribution, and are consistent with how the segments are managed, how resources are allocated and how information is used by the chief operating decision maker. Our Chief Executive Officer (CEO) serves as our Chief Operating Decision Maker (CODM) and is responsible for reviewing segment performance and making decisions regarding resource allocation. Our CODM evaluates each segment’s performance based on metrics such as net sales, segment gross profit and operating income, and other key financial indicators presented in the tables below in this section, as well as guides strategic decisions to align with company-wide goals. On a monthly basis, the CODM considers budget-to-actual variances for key measures when making decisions about allocating capital to the segments.

The Hydraulics segment designs and manufactures hydraulic components and systems used to transmit power and control force, speed and motion. There are two categories based on Hydraulic system architecture: MCT and FCT. MCT includes components used to control the flow and pressure of fluids in a system including valves, pumps, actuators, sensors, and filters. FCT includes components used to convey fluids and fluid power through a system and are designed to grant maximum flexibility of design and reliability. MCT includes manifold and cartridge valve technology and FCT includes quick release coupling solutions. MCT products provide functions important to a hydraulic system: to control rates and direction of fluid flow and to regulate and control pressures. FCT products allow users to connect and disconnect quickly from any hydraulic circuit without leakage and ensures high-performance under high temperature and pressure using one or multiple couplers. Engineered solutions that incorporate MCT and FCT technologies are also provided to machine users, manufacturers or designers to fulfill complete system design requirements including electro-hydraulic, remote control, electronic control and programmable logic controller systems.

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the year ended January 3, 2026, these unallocated costs totaled $35.1 and include certain corporate costs not deemed to be allocable to either business segment of $1.4, amortization of acquisition-related intangible assets of $31.7, and $2.0 for activities related to the Divestiture. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated Financial Statements.

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

The following tables set forth our segment information of revenue, significant segment expenses, and operating income from operations for the last three years:

	At and for the Year Ended January 3, 2026
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$540.8	$298.2	$—	$839.0
Reportable segment total cost of sales	366.0	201.8	—	567.8
Reportable segment gross profit	$174.8	$96.4	$—	$271.2
Selling, engineering and administrative expenses (a)	$60.5	$43.5	$—	$104.0
Goodwill Impairment	—	25.9	—	25.9
Research and development (b)	9.0	10.1	—	19.1
Indirect expenses (c)	13.9	7.2	3.4	24.5
Amortization of intangible assets (d)	—	—	31.7	31.7
Operating income	$91.4	$9.7	$(35.1)	$66.0

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	At and for the Year Ended December 28, 2024
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$537.2	$268.7	$—	$805.9
Reportable segment total cost of sales	371.4	182.2	—	553.6
Reportable segment gross profit	$165.8	$86.5	$—	$252.3
Selling, engineering and administrative expenses (a)	$59.2	$39.1	$—	$98.3
Research and development (b)	8.1	12.0	—	20.1
Indirect expenses (c)	12.1	5.8	2.7	20.6
Amortization of intangible assets (d)	—	—	31.5	31.5
Operating income	$86.4	$29.6	$(34.2)	$81.8

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	At and for the Year Ended December 30, 2023
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$565.8	$269.8	$—	$835.6
Reportable segment total cost of sales	384.0	189.9	—	573.9
Reportable segment gross profit	$181.8	$79.9	$—	$261.7
Selling, engineering and administrative expenses (a)	$63.5	$36.4	$—	$99.9
Research and development (b)	8.7	10.3	—	19.0
Indirect expenses (c)	16.3	8.5	5.2	30.0
Amortization of intangible assets (d)	—	—	32.9	32.9
Operating income	$93.3	$24.7	$(38.1)	$79.9

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	For the year ended
	January 3, 2026	December 28, 2024	December 30, 2023
Capital expenditures
Hydraulics	$19.4	$19.2	$25.7
Electronics	4.3	7.8	8.6
Total	$23.7	$27.0	$34.3
Goodwill
Hydraulics	$312.1	$287.1	$302.1
Electronics	186.0	211.8	211.9
Total	$498.1	$498.9	$514.0
Total assets
Hydraulics	$965.8	$926.6	$976.6
Electronics	538.2	572.4	600.0
Corporate and Other	10.5	6.4	13.8
Total	$1,514.5	$1,505.4	$1,590.4
Depreciation and amortization
Hydraulics	$21.6	$22.8	$22.0
Electronics	9.4	9.1	8.6
Corporate and Other	32.0	31.9	33.2
Total	$63.0	$63.8	$63.8

Geographic Region Information:

Net sales are measured based on the geographic destination of sales. In 2025, sales to the U.S. represented approximately 44% of total net sales. Other countries with net sales concentration included China, 11%, Australia, 6%, Germany, 6%, and Mexico, 5% approximately. All other countries individually represented less than 5% of total net sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude ROU assets. The following table presents financial information by region:

	2025	2024	2023
Net sales
Americas	$452.2	$435.0	$460.9
EMEA	198.6	183.8	202.8
APAC	188.2	187.1	171.9
Total	$839.0	$805.9	$835.6

Tangible long-lived assets
Americas	$133.1	$139.1	$145.6
EMEA	42.4	36.5	37.1
APAC	13.5	17.9	19.4
Total	$189.0	$193.5	$202.1

17. RELATED PARTY TRANSACTIONS

The Company purchases from, and sells inventory to, entities partially owned or managed by directors of Helios. For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, inventory sales to the entities totaled $0.0, $2.3 and $3.0, respectively, and inventory and other purchases from the entities totaled $0.0, $0.1 and $0.0, respectively.

At January 3, 2026 and December 28, 2024, total amounts due from the entities totaled $0.0 and $0.0 respectively.

18. COMMITMENTS AND CONTINGENCIES

Building Purchase Commitment

The Company is negotiating a lease to buy agreement for the purchase of a building for an approximate purchase price of €27.0. The agreement includes an option to purchase during the lease period with a commitment to purchase at the end of the 6-year lease period. The purchase price will be reduced by 60% of the lease payments made prior to purchase.

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

Letters of Credit

In the ordinary course of business, the Company is at times required to post letters of credit. The letters of credit are issued by financial institutions to guarantee our obligations to various parties. The Company was contingently liable for $1.0 of standby letters of credit with financial institutions as of January 3, 2026.

Gain Contingency

In the third quarter of 2023, the Company incurred significant losses due to a fire and a weather-related incident at one of its manufacturing facilities in Italy, resulting in a temporary shutdown and production disruption during recovery efforts. The affected operations have since been restored. At the end of 2024, we recognized a contingent gain of $3.8 million related to insurance reimbursements for business interruption losses at the impacted manufacturing site. The reimbursement payments have been collected in 2025.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management, with the participation of the President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the internal control over financial reporting was effective as of January 3, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended January 3, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. This report appears on page 55.

ITEM 9B. OTHER INFORMATION

During the quarter ended January 3, 2026, none of the Company's directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information required by this item with respect to our executive officers is set forth in our 2026 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference. The information required by this item with respect to our Insider Trading Policy is set forth in our 2025 Proxy Statement under the caption “Insider Trading Policy” and is incorporated herein by reference.

Directors

The information required by this item with respect to our Board of Directors and committees thereof is set forth in our 2026 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

Delinquent Section 16(a) Reports

The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in our 2026 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct and Ethics

The information required by this item with respect to our Code of Business Conduct and Ethics is set forth in our 2026 Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2026 Proxy Statement and with respect to security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Independence and Committees of the Board of Directors” in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our 2026 Proxy Statement and is incorporated herein by reference.

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

10.8+

Sun Hydraulics Limited Share Incentive Plan (previously filed as Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on March 27, 2009 (File Number 333-158245), and incorporated herein by reference).

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

10.21+	Helios Technologies 2020 Executive Compensation Policy (previously filed as Exhibit 10.1+ to the Company’s Form 8-K filed on March 3, 2020, and incorporated herein by reference).

10.22+	Form of Restricted Stock Unit and Stock Option Agreement (previously filed as Exhibit 10.1+ to the Company’s Form 10-Q filed on May 7, 2025, and incorporated herein by reference).

10.23+	Form of Special Retention Restricted Stock Unit Agreement (previously filed as Exhibit 10.1+ to the Company’s Form 8-K filed on April 28, 2020, and incorporated herein by reference).

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

10.30

Incremental Facility Amendment to Second Amended and Restated Credit Agreement among Helios

Technologies, Inc. as Borrower, the Guarantor parties thereto, the financial institutions party thereto from time to time as lenders, and PNC Bank, National Association, as Administrative Agent, dated May 17, 20234.

(previously filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on May 17, 2023, and incorporated herein by reference).

10.31+

Amended and Restated Executive Officer Severance Agreement with Sean Bagan and Helios Technologies, Inc., dated February 23, 2026 (previously filed as Exhibit 10.4+ to the Company's Form 8-K filed on February 26, 2026, and incorporated herein by reference).

14	Helios Code of Business Conduct and Ethics (previously filed as exhibit 14 to the Company's Report on Form 10-K filed on March 2, 2021, and incorporated herein by reference).

19.1	Helios Insider Trading Policy (previously filed as Exhibit 19.1 to the Company's report on Form 10-K filed on February 25, 2025, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO and Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO and Certification pursuant to 18 U.S.C. § 1350.

97.1

Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (previously filed as Exhibit 97.1 to the Company's Report on Form 10-K filed on February 27, 2024, and incorporated herein by reference).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 3, 2026, has been formatted in Inline XBRL.

+ Executive management contract or compensatory plan or arrangement.

* Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2026.

HELIOS TECHNOLOGIES, INC.

By:	/s/ Sean Bagan
Sean Bagan, President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Bagan	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2026
Sean Bagan

/s/ Jeremy Evans	Executive Vice President, Chief Financial Officer	March 3, 2026
Jeremy Evans	(Principal Financial and Accounting Officer)

/s/ Laura Dempsey Brown	Director, Chair of the Board of Directors	March 3, 2026
Laura Dempsey Brown

/s/ Douglas M. Britt	Director	March 3, 2026
Douglas M. Britt

/s/ Cariappa (Cary) Chenanda	Director	March 3, 2026
Cariappa (Cary) Chenanda

/s/ Diana Sacchi	Director	March 3, 2026
Diana Sacchi

/s/ Alexander Schuetz	Director	March 3, 2026
Alexander Schuetz

/s/ Ian Walsh	Director	March 3, 2026
Ian Walsh