Form 10-Q
period 2026-04-04
HELIOS TECHNOLOGIES, INC.
filed 2026-05-12
CIK 1024795

credg

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

1.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2026

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

The registrant had 33,046,358 shares of common stock, par value $.001, outstanding as of May 1, 2026.

Helios Technologies, Inc.

INDEX

For the quarter ended

April 4, 2026

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	April 4, 2026	January 3, 2026
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$64.2	$73.0
Accounts receivable, net of allowance for credit losses of $1.8 and $1.4	137.5	116.0
Inventories, net	190.9	188.6
Income taxes receivable	9.4	15.4
Other current assets	24.9	21.9
Total current assets	426.9	414.9
Property, plant and equipment, net	206.6	206.6
Deferred income taxes	1.9	1.9
Goodwill	493.4	498.1
Other intangible assets, net	359.2	369.9
Other assets	23.7	23.1
Total assets	$1,511.7	$1,514.5
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$86.9	$75.6
Accrued compensation and benefits	18.8	23.3
Other accrued expenses and current liabilities	27.7	23.0
Current portion of long-term non-revolving debt, net	—	5.4
Dividends payable	4.0	3.0
Income taxes payable	12.1	12.9
Total current liabilities	149.5	143.2
Revolving lines of credit	103.7	105.5
Long-term non-revolving debt, net	244.8	256.2
Deferred income taxes	51.9	52.4
Other noncurrent liabilities	25.4	25.7
Total liabilities	575.3	583.0
Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $0.001, 2.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100.0 shares authorized, 33.5 and 33.4 shares issued; 33.1 and 33.1 outstanding at April 4, 2026 and January 3, 2026, respectively	—	—
Capital in excess of par value	445.3	442.9
Retained Earnings	554.8	539.1
Accumulated other comprehensive loss	(45.4)	(36.9)
Treasury stock, at cost, 0.4 and 0.3 shares, respectively	(18.3)	(13.6)
Total shareholders' equity	936.4	931.5
Total liabilities and shareholders' equity	$1,511.7	$1,514.5

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations (unaudited)

(in millions, except per share data)

	Three Months Ended
	April 4, 2026	March 29, 2025

Net sales	$228.4	$195.5
Cost of sales	153.5	135.6
Gross profit	74.9	59.9
Selling, engineering and administrative expenses	37.4	34.6
Amortization of intangible assets	7.6	8.3
Operating income	29.9	17.0
Interest expense, net	5.1	7.4
Foreign currency transaction (gain) loss, net	(0.6)	0.1
Other non-operating income, net	(0.2)	—
Income before income taxes	25.6	9.5
Income tax provision	5.9	2.2
Net income	$19.7	$7.3

Net income per share:
Basic	$0.60	$0.22
Diluted	$0.59	$0.22

Weighted average shares outstanding:
Basic	33.1	33.3
Diluted	33.3	33.4

Dividends declared per share	$0.12	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended
	April 4, 2026	March 29, 2025
Net income	$19.7	$7.3
Other comprehensive income
Foreign currency translation adjustments, net of tax	(8.5)	11.1
Total other comprehensive income	(8.5)	11.1
Comprehensive income	$11.2	$18.4

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive	Treasury	Treasury
	shares	stock	shares	stock	par value	earnings	loss	Shares	Stocks	Total
Balance at January 3, 2026	—	$—	33.4	$—	$442.9	$539.1	$(36.9)	0.3	$(13.6)	$931.5
Shares issued, restricted stock			0.1	—	—					$—
Shares issued, ESPP					0.5					$0.5
Stock-based compensation					2.1					$2.1
Cancellation of shares for payment of employee tax withholding					(0.2)					$(0.2)
Shares repurchased								0.1	(4.7)	$(4.7)
Dividends declared						(4.0)				$(4.0)
Net income						19.7				$19.7
Other comprehensive loss							(8.5)			$(8.5)
Balance at April 4, 2026	—	$—	33.5	$—	$445.3	$554.8	$(45.4)	0.4	$(18.3)	$936.4

Balance at December 28, 2024	—	$—	33.3	$—	$437.4	$502.6	$(75.6)	—	$—	$864.4
Shares issued, restricted stock					—					$—
Shares issued, ESPP					0.5					$0.5
Stock-based compensation					1.5					$1.5
Cancellation of shares for payment of employee tax withholding					(0.6)					$(0.6)
Shares repurchased										$—
Dividends declared						(3.0)				$(3.0)
Net income						7.3				$7.3
Other comprehensive income							11.1			$11.1
Balance at March 29, 2025	—	$—	33.3	$—	$438.8	$506.9	$(64.5)	—	$—	$881.2

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended

(in millions)

	Three Months Ended
	April 4, 2026	March 29, 2025

Cash flows from operating activities:
Net income	$19.7	$7.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.1	16.0
(Gain) on sale of business, net of CTA Loss	(0.4)	—
Stock-based compensation expense	2.1	1.5
Amortization of debt issuance costs	0.2	0.2
Benefit for deferred income taxes	(0.4)	(0.7)
Other, net	0.6	1.3
(Increase) decrease in:
Accounts receivable	(22.4)	(15.3)
Inventories	(3.7)	1.1
Income taxes receivable	6.0	0.3
Other current assets	(3.3)	6.3
Other assets	(0.9)	(0.1)
Increase (decrease) in:
Accounts payable	11.8	4.8
Accrued expenses and other liabilities	(0.4)	(5.2)
Income taxes payable	(0.8)	2.2
Other noncurrent liabilities	0.7	(0.7)
Net cash provided by operating activities	23.9	19.0
Cash flows from investing activities:
Divestiture of Business, net of cash used	0.4	—
Capital expenditures	(6.7)	(6.1)
Software development costs	(0.9)	(0.7)
Net cash used in investing activities	(7.2)	(6.8)
Cash flows from financing activities:
Borrowings on revolving credit facilities	33.5	14.3
Repayment of borrowings on revolving credit facilities	(33.5)	(18.1)
Repayment of borrowings on long-term non-revolving debt	(16.9)	(4.0)
Proceeds from stock issued	0.5	0.5
Purchase of Treasury stock	(4.6)	—
Dividends to shareholders	(3.0)	(3.0)
Payment of employee tax withholding on equity award vestings	(0.2)	(0.5)
Other financing activities	(0.6)	(0.5)
Net cash used in financing activities	(24.8)	(11.3)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.9
Net (decrease) increase in cash and cash equivalents	(8.8)	1.8
Cash and cash equivalents, beginning of period	73.0	44.1
Cash and cash equivalents, end of period	$64.2	$45.9

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

HELIOS TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Currencies in millions, except per share data)

1. COMPANY BACKGROUND

Helios Technologies, Inc. together with its wholly-owned subsidiaries, is a global leader in highly engineered motion control and electronic controls technology, providing premium products that ensure safety, reliability, and seamless connectivity to diverse end markets including agriculture, construction, data centers, energy, health and wellness, industrial, marine, material handling, and recreational vehicles. Helios sells its products to customers in over 80 countries around the world. Its strategy is to be a diversified, customer-centric global enterprise distinguished by innovation, operational speed, and a high-performance culture.

The Company operates under two business segments: Hydraulics and Electronics. There are two key technologies within the Hydraulics segment: motion control technology ("MCT") and fluid conveyance technology ("FCT"). Our MCT products provide simultaneous control of acceleration, velocity and position. MCT includes our cartridge valve technology where we pioneered a fundamentally different design platform employing a floating nose construction that results in a self-alignment characteristic. This design provides better performance and reliability advantages compared with most competitors’ product offerings. Our cartridge valves are offered in several size ranges and include both electrically actuated and hydro-mechanical products. They are designed to operate reliably at higher pressures than most competitors products, making them suitable for both industrial and mobile applications. Our FCT products transfer hydraulic and other fluids from one point to another. FCT includes our quick release coupling products, which allow users to connect and disconnect quickly from any fluid circuit without leakage and ensures high-performance under high temperature and pressure using one or multiple couplers. The Electronics segment designs and manufactures customized electronic controls systems, displays, wire harnesses, and software solutions . The broad range of products can be aggregated to provide complete, fully-tailored display and control solutions for engines, engine-driven equipment, specialty vehicles, therapy baths and traditional and swim spas.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our summary of significant accounting policies is included in Note 2 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on March 3, 2026. There have been no significant changes to our significant accounting policies since January 3, 2026.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis, including normal recurring adjustments, and should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K. In management’s opinion, all adjustments necessary for a fair statement of the Company’s financial position are reflected in the interim periods presented. Operating results for the three months ended April 4, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ended January 2, 2027.

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

Capitalized Software Development Costs

The Company sells certain products that contain embedded software that is integral to the functionality of the products. Internal and external costs incurred for developing this software are charged to expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the products are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of accumulated amortization, were $13.7 and $13.2 at April 4, 2026, and January 3, 2026, respectively, and are included in Other assets in the Consolidated Balance Sheets. For the three months ended April 4, 2026 and March 29, 2025 amortization expense of Capitalized software development costs were $0.4 and $0.3, respectively. This is included in Cost of sales in the Consolidated Statements of Operations.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended
	April 4, 2026	March 29, 2025
Net income	$19.7	$7.3

Weighted average shares outstanding - Basic	33.1	33.3
Net effect of dilutive securities - Stock based compensation	0.2	0.1
Weighted average shares outstanding - Diluted	33.3	33.4

Net income per share:
Basic	$0.60	$0.22
Diluted	$0.59	$0.22

Basic and diluted earnings per share is calculated by dividing net earnings by the coinciding weighted average number of shares outstanding. Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units and dilutive stock options, based on the treasury stock method. At April 4, 2026 there were 98,136 stock options that were excluded from the diluted earnings per share calculation for the three months ended April 4, 2026 as they would have been anti-dilutive.

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

Beginning in 2025 annual reporting, we adopted Accounting Standards Update 2023-09 Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this update focus on improving the transparency, effectiveness and comparability of income tax disclosures primarily related to the pretax income (or loss), income tax expense (or benefit), rate reconciliation and income taxes paid for public business entities. The amendments in this update are effective for annual periods beginning after December 15, 2024.

Recently Issued Accounting Standards

In November 2024, the FASB issued Accounting Standard Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires enhanced disclosures about types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization, in commonly presented expense captions. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company does not expect a material impact on the Consolidated Financial Statements but will require additional disclosures. The Company does not plan to early adopt the standard.

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

In November 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-09 - Derivative and Hedging (Topic 815) to clarify and improve hedge accounting guidance. The update is intended to better align hedge accounting with entities’ risk management activities, reduce complexity, and enable more economic hedging strategies to qualify for hedge accounting. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. Entities may apply the amendments prospectively, retrospectively to any or all prior periods presented in the financial statements. The Company does not expect the changes to have a material impact on the consolidated financial statements and does not plan to early adopt the standard.

In December 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-11 - Interim Reporting (Topic 270) with the goal of clarifying and reorganizing existing interim reporting guidance so it is easier for preparers to apply and understand. The update does not change the fundamental nature of interim reporting under U.S. GAAP or expand or reduce current interim disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. Entities may apply the amendments prospectively, retrospectively to any or all prior periods presented in the financial statements. The Company does not expect the changes to have a material impact on the consolidated financial statements and does not plan to early adopt the standard.

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

3. CFP Divestiture

On September 27, 2025 the Company completed the sale of the outstanding equity interest in Guwing Holdings Pty. Ltd. ("Guwing"), and Guwing's 100% ownership of the share capital of Custom Fluidpower Pty. Ltd. ("CFP") to a non-related party (the "Divestiture"). CFP was acquired in August 2018 and expanded the Company's hydraulics operations and footprint in the Asia-Pacific Region ("APAC"). Since acquiring CFP, we have further invested in the APAC region as part of our "in the region for the region" strategy and have expanded manufacturing and design engineering capabilities.

The preliminary sales price for the divestiture was $76.7 AUD in cash including adjustments for estimated closing date net working capital and cash on hand, consisting of $60.5 AUD in cash to the Company and $16.2 AUD that the buyer agreed to pay directly to the Company’s lender in satisfaction of subsidiary-level debt. The final sales price for the divestiture, including the finalized working capital adjustment, was $81.2 AUD. The Company finalized the working capital adjustment during the quarter ended April 4, 2026, resulting in an incremental $0.5 AUD of proceeds, which has been recorded as an adjustment to the gain on sale.

The Company recorded a receivable of $38.4 USD as of September 27, 2025, for proceeds to be received directly from the buyer, which was subsequently settled when the buyer remitted payment on October 1, 2025. The Company also recorded a receivable of $2.0 AUD for proceeds that were held back from initial funding and are to be paid no later than two years from the completion of the transaction. The hold back amount is not held in escrow and not subject to interest. It is not contingent on any performance obligation, but will be used to settle claims made by the buyer per the terms of the purchase agreement for a matter that existed pre-close, provided the Company agrees or the matter is solved through arbitration. No claims have been identified as of the period end date and future claims are not probable or estimable. Therefore, no provision has been made for potential claims. This receivable is presented within Other assets on the Consolidated Balance Sheet for the period ending April 4, 2026. There was no impact on the Company’s cash flows in the current period.

The subsidiary was included in continuing operations for the three months ended March 29, 2025, because the sale did not meet the criteria to be reported as discontinued operations under ASC 205-20. The net income of the disposal group through the completion date was included in the Company's Consolidated Statements of Operations. For the three months ended March 29, 2025, pre-tax profit of the disposal group was $0.8 USD.

Certain disclosures have not been presented as the effect of the acquisition and divestiture were not material to the Company's financial results.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at April 4, 2026, and January 3, 2026. See Note 8 of the Condensed Notes to the Consolidated, Unaudited Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

	April 4, 2026
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Contingent consideration	0.4	—	—	0.4
Total	$0.4	$—	$—	$0.4

	January 3, 2026
		Quoted Market	Significant Other Observable	Significant Unobservable
	Total	Prices (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities
Contingent consideration	0.4	—	—	0.4
Total	$0.4	$—	$—	$0.4

The table below summarizes the changes in the estimated fair value of the contingent consideration liability related to the Company's acquisition of Balboa Water Group as of April 4, 2026. The contractual contingent payment is payable in fiscal 2026.

Balance at January 3, 2026	$0.4
Change in estimated fair value	—
Payment on liability	—
Accretion in value	—
Balance at April 4, 2026	$0.4

5. INVENTORIES, NET

At April 4, 2026, and January 3, 2026, inventory consisted of the following:

	April 4, 2026	January 3, 2026
Raw materials	$101.8	$106.9
Work in process	56.9	50.5
Finished goods	43.4	43.1
Provision for obsolete and slow-moving inventory	(11.2)	(11.9)
Total	$190.9	$188.6

6. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to eight years. For the three months ended April 4, 2026, and March 29, 2025, operating lease costs totaled $1.9 and $1.9, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	April 4, 2026	January 3, 2026
Right-of-use assets	$18.2	$17.6
Lease liabilities:
Current lease liabilities	$4.9	$3.8
Non-current lease liabilities	14.9	15.3
Total lease liabilities	$19.8	$19.1

Weighted average remaining lease term (in years):	3.0
Weighted average discount rate:	4.3%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	April 4, 2026	March 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.9	$1.9
Non-cash impact of new leases and lease modifications	$1.9	$1.5

Maturities of lease liabilities are as follows:

2026 Remaining	$4.8
2027	3.8
2028	3.5
2029	3.5
2030	3.1
2031	2.8
Thereafter	1.9
Total lease payments	23.4
Less: Imputed interest	(3.6)
Total lease obligations	19.8
Less: Current lease liabilities	(4.9)
Non-current lease liabilities	$14.9

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the three months ended April 4, 2026, is as follows:

	Hydraulics	Electronics	Total
Balance at January 3, 2026	$312.1	$186.0	$498.1
Currency translation	(4.8)	0.1	(4.7)
Balance at April 4, 2026	$307.3	$186.1	$493.4
Accumulated Impairments	31.9	25.9	57.8

The Company tests goodwill for impairment at the reporting unit level, (i) as of the third quarter period end date, and (ii) between annual tests whenever events or circumstances indicate the carrying value of a reporting unit may exceed its fair value.

Acquired Intangible Assets

At April 4, 2026, and January 3, 2026, acquired intangible assets consisted of the following:

	April 4, 2026			January 3, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$95.3	$(35.6)	$59.7	$95.8	$(34.5)	$61.3
Non-compete agreements	2.1	(2.1)	—	2.1	(2.1)	—
Technology	54.3	(37.9)	16.4	54.7	(36.8)	17.9
Supply agreement	21.0	(19.6)	1.4	21.0	(19.1)	1.9
Customer relationships	396.7	(115.1)	281.6	400.3	(111.5)	288.8
Workforce	6.1	(6.1)	—	6.1	(6.1)	(0.0)
	$575.6	$(216.4)	$359.2	$580.0	$(210.1)	$369.9

Amortization expense on acquired intangible assets for the three months ended April 4, 2026, and March 29, 2025, was $7.6 and $8.3, respectively, reflected in amortization of intangible assets in the Consolidated Statements of Operations. Additionally, $0.1 and $0.2 of acquired amortization expense for the three months ended April 4, 2026 and March 29, 2025, respectively, was reflected in cost of sales in the Consolidated Statements of Operations. Future estimated total amortization expense is presented below.

Year:
2026 Remaining	$22.7
2027	27.2
2028	26.9
2029	25.1
2030	24.3
2031	23.1
Thereafter	209.9
Total	$359.2

In January 2025, the Company began restructuring the Helios Center of Engineering Excellence (“HCEE”). Consistent with the Company's previously announced restructuring plan, during the end of the second quarter 2025, management ceased operations at the San Antonio office and reassigned resources to the operations at our other major facilities across the business, and eliminated certain positions. As a result of this change in the HCEE business operations, the workforce intangible asset associated with the HCEE restructuring was reviewed by management and it was determined that the remaining net book value of the asset should be amortized over a useful life ending in June 2025. This resulted in an increased $0.5 amortization expense in the three months ending March 29, 2025, associated with this intangible asset.

8. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities. The Company had previously entered into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company had previously entered into interest rate derivatives to manage the effects of interest rate movements on the Company’s credit facilities. As of April 4, 2026 and March 25, 2025, the Company had no active foreign currency forward contracts. As of April 4, 2026 and January 3, 2026, the Company had no active interest rate swap agreements.

Interest expense presented in the Consolidated Statements of Operations, in which the effects of cash flow hedges are recorded, totaled $5.1 and $7.4 for the three months ended April 4, 2026, and March 29, 2025, respectively.

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

At April 4, 2026 and March 29, 2025, the Company had no active interest rate swap contracts.

Foreign Currency Forward Contracts

The Company from time to time has entered into forward contracts to economically hedge translational and transactional exposure associated with various business units whose local currency differs from the Company’s reporting currency. The Company’s forward contracts are not designated as hedging instruments for accounting purposes.

At April 4, 2026, the Company had zero forward foreign exchange contracts.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $103.7 as of April 4, 2026, and is included in the Revolving lines of credit line item in the Consolidated Balance Sheets. The gain on the net investment hedge recorded in AOCI as part of the currency translation adjustment was $1.8, net of tax, for the three months ended April 4, 2026.

9. CREDIT FACILITIES

Total non-revolving debt consists of the following:

	Maturity Date	April 4, 2026	January 3, 2026
Long-term non-revolving debt:
Term loans with PNC Bank	June 2029	$245.6	$262.5
Total long-term non-revolving debt		245.6	262.5
Less: current portion of long-term non-revolving debt		—	5.4
Less: unamortized debt issuance costs		0.8	0.9
Total long-term non-revolving debt, net		$244.8	$256.2

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	April 4, 2026	January 3, 2026	April 4, 2026	January 3, 2026
Revolving line of credit with PNC Bank	June 2029	$103.7	$105.5	$395.4	$393.6

Future maturities of total debt are as follows:

Year:
2026 Remaining	$—
2027	11.3
2028	28.1
2029	309.9
Total	$349.3

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

As of April 4, 2026, the Company was in compliance with all debt covenants related to the Third Amended and Restated Credit Agreement.

Term Loans and Line of Credit with Citibank

The Company had a term loan facility agreement (the “Sydney Branch Term Loan Facility”) with Citibank, N.A., Sydney Branch, as lender. Under the Sydney Branch Term Loan Facility, the Company borrowed on a secured basis AUD 7.5. The proceeds were used to repay other existing debt. Outstanding borrowings under the Sydney Branch Term Loan Facility accrued interest at a rate equal to the Australian Bank Bill Swap (ABBS) Reference Rate (the "ABBS Reference Rate") plus 2.0%, to be repaid throughout the term of the loan with a final payment due date of December 2024.

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

The consolidated effective interest rate on the Company's credit agreements at April 4, 2026, was 4.9%. Interest expense recognized during the three months ended April 4, 2026, and March 29, 2025, totaled $5.1 and $7.4, respectively.

10. INCOME TAXES

The provision for income taxes for the three months ended April 4, 2026 and March 29, 2025, was 23.1% and 23.5% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products.

At April 4, 2026, the Company had unrecognized tax benefits of $5.9 including accrued interest. If recognized, $0.6 of unrecognized tax benefits would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of April 4, 2026 is not considered material to the Company’s Consolidated Financial Statements.

The Company is subject to taxation in the United States and various state and foreign jurisdictions and is currently under examination for various tax years. Management believes adequate reserves have been recorded for potential adjustments arising from these examinations, and the resolution of these matters is not expected to materially affect the Company’s consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others scheduled to be implemented through 2027. While we expect certain provisions of the OBBBA to change the timing of cash payments in the current fiscal year and future periods, we do not expect the legislation to have a material impact on our Consolidated Financial Statements.

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

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan and from time to time for special recognition. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. Compensation expense recognized for RSUs granted to employees totaled $1.3 and $1.0, respectively, for the three months ended April 4, 2026, and March 29, 2025.

The Helios Technologies, Inc. Non-Employee Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2023 Plan, which vest over a one-year period. Directors were granted 4,297 and 7,820 RSUs during the three months ended April 4, 2026, and March 29, 2025, respectively. The Company recognized director stock compensation expense on the RSUs of $0.3 and $0.3 for the three months ended April 4, 2026, and March 29, 2025, respectively.

The following table summarizes RSU activity for the three months ended April 4, 2026:

		Weighted Average
	Number of Units	Grant-Date Fair Value
	(in thousands)	per Share
Nonvested balance at January 3, 2026	184	$43.13
Granted	76	66.76
Vested	(23)	50.91
Nonvested balance at April 4, 2026	237	$49.96

Included in the nonvested balance at April 4, 2026, are 57,118 nonvested performance-based RSUs.

The Company had $8.2 of total unrecognized compensation cost related to the RSU awards as of April 4, 2026. That cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

In 2022, the Company granted stock options with market-based vesting conditions to its officers. As of April 4, 2026, there were 5,334 unvested options and 2,666 vested unexercised options. The exercise price per share is $50.60, which is equal to the market price of Helios stock on the grant date. The options vest upon the later of the achievement of defined stock prices or two years from the grant date. The options have met their required service periods, which ranged from one to two years from the grant date. These options have a 10-year expiration. The grant date fair value of the options totaled $2.3 and was estimated using a Monte Carlo simulation.

The Company has also granted stock options with only time-based vesting conditions to its officers. As of April 4, 2026, there were 31,160 unvested options and 2,027 vested unexercised options. The exercise prices per share, which range from $35.04 to $55.03, are equal to the market price of Helios stock on the respective grant dates. The options vested ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options totaled $1.2 and was estimated using a Black Scholes valuation model. In 2025, no options with time based vesting conditions were exercised.

In February 2025, the Company granted stock options with performance vesting conditions to its officers and employees. Performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of options ultimately issued for the performance-based units may vary from 0% to 225% of their target amount based on the achievement of defined performance targets. These options have an exercise price per share of $39.80 which is equal to the market price of Helios stock on the grant date. The options have a 10-year expiration. The grant date fair value of the options totaled $2.5 and was estimated using a Black Scholes valuation model. As of April 4, 2026, there are 114,699 unvested options.

In March 2026, the Company granted stock options with performance-based vesting conditions to its officers and employees. Option awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of options ultimately issued for the performance-based units may vary from 0% to 225% of their target amount, based on the achievement of defined performance targets. These options have an exercise price per share of $67.61 which is equal to the market price of Helios stock on the grant date. The options have a 10-year expiration. The grant date fair value of the options totaled $3.2 and was estimated using a Black Scholes valuation model. As of April 4, 2026, there are 98,136 unvested options.

At April 4, 2026, the Company had $4.7 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 2.5 years. Compensation expense recognized for stock options granted to employees totaled $0.3 and $0.1, respectively, for the three months ended April 4, 2026, and March 29, 2025.

	Number of Shares (not rounded)	Weighted Average Exercise Price
Outstanding at January 3, 2026	155,886	$40.53
Granted	98,136	67.61
Outstanding at April 4, 2026	254,022	50.99
Exercisable at April 4, 2026 (A)	4,693	49.67

(A) Options expire between the years 2030-2032 with strike prices between $39.75 - $55.03.

Share Repurchase Plan

On February 20, 2025, the Board approved a multi-year share repurchase program (the "Share Repurchase Program"), authorizing the Company to repurchase up to $100.0 of our outstanding common stock. The Company may purchase shares at management’s discretion from time to time in the open market, through privately negotiated transactions, through investment banking institutions or through other means in accordance with applicable federal securities laws, including Rule 10b5-1 trading plans. To the extent that the Company repurchases its shares, the amount and timing of any repurchases are subject to a variety of factors including, but not limited to, general business and market conditions, share price, regulatory and legal requirements and capital availability. The program does not obligate the Company to acquire a minimum number of shares. We expect the Share Repurchase Program to be funded with cash on hand and cash generated from operations. As of April 4, 2026, the Company has repurchased 400,000 shares under the Share Repurchase Program. As of April 4, 2026, the Company has $81.9 million of remaining availability to repurchase outstanding common stock under its Share Repurchase Program.

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

Employees purchased 9,858 shares at a weighted average price of $46.57 and 17,440 shares at a weighted average price of $27.41, under the ESPP and UK plans during the three months ended April 4, 2026, and March 29, 2025, respectively. The Company recognized $0.2 and $0.1 in compensation expense during the three months ended April 4, 2026, and March 29, 2025, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 3, 2026	$1.3	$(38.2)	$(36.9)
Other comprehensive loss before reclassifications	—	(9.8)	(9.8)
Tax effect	—	1.3	1.3
Net current period other comprehensive loss	—	(8.5)	(8.5)
Balance at April 4, 2026	$1.3	$(46.7)	$(45.4)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 28, 2024	$5.3	$(80.9)	$(75.6)
Other comprehensive loss before reclassifications	—	14.9	14.9
Tax effect	—	(3.8)	(3.8)
Net current period other comprehensive loss	—	11.1	11.1
Balance at March 29, 2025	$5.3	$(69.8)	$(64.5)

13. SEGMENT REPORTING

The Company has two reportable segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served, and the methods of distribution, and are consistent with how the segments are managed, how resources are allocated and how information is used by the Chief Operating Decision Maker (CODM). Our Chief Executive Officer (CEO) serves as our CODM and is responsible for reviewing segment performance and making decisions regarding resource allocation. Our CODM evaluates each segment’s performance based on metrics such as net sales, segment gross profit and operating income, and other key financial indicators presented in the tables below in this section, as well as guides strategic decisions to align with company-wide goals. On a monthly basis, the CODM considers actual-to-budget variances for key measures when making decisions about allocating capital to the segments.

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the three months ended April 4, 2026, the unallocated costs totaled $7.7 and included amortization of acquisition-related intangible assets of $7.6 and certain corporate costs not deemed to be allocable to either business segment of $0.1. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

Net sales and operating profit of our business segments exclude intersegment sales and the related cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment.

The following tables set forth our segment information of revenue, significant segment expenses, and operating income from operations for the periods ended April 4, 2026 and March 29, 2025:

	Three Months Ended April 4, 2026
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$139.2	$89.2	$—	$228.4
Reportable segment total cost of sales	94.9	58.6	—	153.5
Reportable segment gross profit	$44.3	$30.6	$—	$74.9
Selling, engineering and administrative expenses (a)	$14.4	$11.3	$—	$25.7
Research and development (b)	2.5	3.0	—	5.5
Indirect expenses (c)	4.0	2.1	0.1	6.2
Amortization of intangible assets (d)	—	—	7.6	7.6
Operating income	$23.4	$14.2	$(7.7)	$29.9

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Three Months Ended March 29, 2025
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$126.4	$69.1	$—	$195.5
Reportable segment total cost of sales	89.0	46.6	—	135.6
Reportable segment gross profit	$37.4	$22.5	$—	$59.9
Selling, engineering and administrative expenses (a)	$14.8	$10.1	$—	$24.9
Research and development (b)	2.1	2.8	—	4.9
Indirect expenses (c)	3.1	1.6	0.1	4.8
Amortization of intangible assets (d)	—	—	8.3	8.3
Operating income	$17.4	$8.0	$(8.4)	$17.0

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Three Months Ended
	April 4, 2026	March 29, 2025
Capital expenditures
Hydraulics	$6.0	$4.5
Electronics	0.7	1.6
Total	$6.7	$6.1
Depreciation and amortization
Hydraulics	$5.2	$5.4
Electronics	2.2	2.3
Corporate and Other	7.7	8.3
Total	$15.1	$16.0

	April 4, 2026	January 3, 2026
Goodwill
Hydraulics	$307.3	$312.1
Electronics	186.1	186.0
Total	$493.4	$498.1
Total assets
Hydraulics	$954.9	$965.8
Electronics	545.1	538.2
Corporate and Other	11.7	10.5
Total	$1,511.7	$1,514.5

Geographic Region Information

Net sales are measured based on the geographic destination of sales. For the three months ended April 4, 2026, sales to the U.S. represented approximately 42% of total net sales. Other countries with net sales concentration included China, 12%, Mexico, 9%, Germany, 6%, and Canada, 5% approximately. All other countries individually represented less than 5% of total net sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right of use assets. The following table presents financial information by region:

	Three Months Ended
	April 4, 2026	March 29, 2025
Net sales
Americas	$128.7	$106.6
EMEA	57.8	44.1
APAC	41.9	44.8
Total	$228.4	$195.5

	April 4, 2026	January 3, 2026
Tangible long-lived assets
Americas	$130.5	$133.1
EMEA	44.9	42.4
APAC	13.0	13.5
Total	$188.4	$189.0

14. RELATED PARTY TRANSACTIONS

The Company has in the past purchased from, and sold inventory to, entities partially owned or managed by directors of Helios ("related party entities"). There were no sales to related parties in the three months ended April 4, 2026, and March 29, 2025, respectively. At April 4, 2026, and January 3, 2026, there were no amounts due from the related party entities.

15. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

16. SUBSEQUENT EVENTS

To be updated no subsequent events in the quarter.

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

OVERVIEW

We are a global leader in highly engineered motion control and electronic controls technology for diverse end markets, including agriculture, construction, data centers, energy, health and wellness, industrial, marine, material handling, and recreational vehicles.

We operate under two business segments: Hydraulics and Electronics. The Hydraulics segment designs and manufactures hydraulic motion control and fluid conveyance technology products, including cartridge valves, manifolds, and quick release couplings, as well as engineers hydraulic solutions and in some cases complete systems. The Electronics segment designs and manufactures customized electronic controls systems, displays, wire harnesses, and software solutions.

With our global operating network, we have the advantages of leveraging sales, marketing, innovation, customer relationships and operational capabilities across all our businesses. We continue to drive best practices and are committed to leveraging resources to best serve our customers and explore new opportunities.

Restructuring Activities

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

We initiated some optimization activities at the beginning of 2026 that will result in the movement of production activities between locations in order to drive operational efficiencies and reduce costs. We are consolidating the North American operations of the Hydraulics Faster entity in Toledo, Ohio, and will subsequently close the Faster operation in Quebec, Canada, that was obtained as part of the acquisition of the assets of Taimi R&D, Inc. in July 2022. The activities began in the first quarter of 2026 and are expected to be completed by the third quarter of 2026. In addition, we are moving additional production activities within our Electronics segment to our low cost manufacturing center of excellence in Tijuana, Mexico. These activities were paused in 2025 as a result of the uncertain and changing tariff landscape and are now being re-initiated. Transition activities will take place throughout 2026.

Restructuring costs totaled $0.6 and $0.3, for the three months ended April 4, 2026 and March 29, 2025.

Global Economic and Geopolitical Conditions

We expect the challenging macroeconomic conditions to continue, characterized by economic uncertainty and market disruption driven by inflationary pressures, political uncertainty, potential changes to current global trade policies and modifications of existing trade agreements, the potential negotiation of new trade agreements and imposition of new

(and retaliatory) tariffs, and the ongoing geopolitical conflicts in Ukraine and the Middle East. We are continuously monitoring these economic and geopolitical conditions and remain focused on liquidity management, pricing discipline, cost savings initiatives and production efficiency as ways to mitigate the risks associated with the uncertainty.

Refer to Item 1A "Risk Factors" of our Form 10-K for additional discussion of risks related to global economic conditions.

Tariffs

The global trade environment remains highly dynamic, with significant changes to U.S. tariff policy enacted during 2025 and continuing into 2026. These measures include new tariffs, modifications to existing programs, and ongoing legal and regulatory developments. Such tariffs were implemented under several legal frameworks, including the International Emergency Economic Powers Act ("IEEPA").

In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under IEEPA were not authorized. The decision ruling did not address the timing or extent of potential refunds of previously paid tariffs under IEEPA, and uncertainty remains regarding the ultimate resolution of these matters. While certain tariffs have been invalidated, others remain in effect. We will pursue refunds for IEEPA tariffs paid but due to uncertainty around actual payout amounts and timing, we have not made any adjustments to the consolidated financial statements for potential refunds as of April 4, 2026.

We export products from our U.S. locations to more than 40 countries. Our total U.S. exports were approximately $45.1 or 19.7% of total sales in the three months ended April 4, 2026.

Due to the fluidity of the tariff environment and potential subsequent changes to effective dates, amounts of announced tariffs, and various exemptions for imports into the U.S. (especially in light of the recent decisions invalidating certain previously announced tariffs), we are unable to fully quantify the impact such tariffs will have on our results of operations when and if enacted. Our expectation, however, is to continue to leverage our regional production capabilities, source components from local suppliers, and take certain pricing actions, which we believe may mitigate the impact of higher tariff costs. We cannot provide any assurances that these or other actions that we take will be able to offset any or all tariff-related costs. Additionally, increased prices could impact demand for our products, including our ability to attract new customers or cause increases in existing customer attrition. If our attempts to mitigate tariff-related costs are not sufficient or executed in a timely manner, our business, results of operations, and our financial and/or operating costs may be adversely affected.

We will continue to monitor developments in trade policy and assess the potential impact on our cost structure, supply chain, and customer demand.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products increased 2% during the first three months of 2026 compared to the first three months of the prior year while the U.S. index of orders of hydraulic products increased 22% during the same period. In Europe, the CEMA (European Agricultural Machinery Association) Business Barometer reported in March 2026 that the general business climate index for the European agricultural machinery industry has dropped back into negative territory for the first time since its upturn a year ago. The decline in the overall index is a downward adjustment in expectations for the coming six months, since the upturn has not materialized in many segments, particularly in harvesting and arable equipment. The report indicated the outlook appears to be slightly positive and the participants expect their company's turnover to increase in the single-digit range. Western and Northern Europe, as well as Oceania are continued to be viewed with confidence while North America is ranking at the bottom of the confidence index.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports first quarter 2026 output of semiconductors and other electronics components decreased from the prior quarter. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments were up 17.6% in February after being up 9.1% in January compared with the same months last year. PCB bookings in 2026 were down 4.3% in February compared to the prior year and decreased 10.8% for the same period last year. The book to bill ratio, calculated as the value of orders booked over the past three months divided by the value of sales in the same period, was above 1.1 for each month, indicating a stronger demand environment to start the year. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments increased 7.6% in February compared to the prior year while being flat year over year in January. EMS bookings increased 1.7% in February year over year after decreasing 3.3% in January, highlighting the sector's choppiness in the quarter. On April 8, 2026, the Global Electronics Association released the "Annual Survey of the European EMA Industry 2026." The survey highlights that industrial electronics market shows early recovery signals while profitability stabilized or improved for many companies despite lower revenues. The sentiment for 2026 points to modest improvement, not a strong rebound.

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

On March 31, 2025, Lee Wichlacz, the President of Electronics, was separated from the Company, and Billy Aldridge was named as Senior Vice President, Managing Director, Electronics Segment. Mr. Aldridge had served as the Senior Vice President, Managing Director of Enovation Controls since May 3, 2021.

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

On December 8, 2025, the Board, announced that Billy Aldridge had been appointed to the corporate officer position of President of Helios’ Electronics Segment effective January 4, 2026. Mr. Aldridge had been serving as the Senior Vice President, Managing Director, Electronics Segment since March 31, 2025.

2026 First Quarter Results and Comparison of the Three Months Ended April 4, 2026, and March 29, 2025

(In millions, except per share data)

The following is a discussion of our first quarter of 2026 results of operations and liquidity and capital resources. Comparisons are with the corresponding reporting period of 2025, unless otherwise noted.

The following table presents our consolidated results of operations:

	Three Months Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Net sales	$228.4	$195.5	$32.9	16.8%
Gross profit	$74.9	$59.9	$15.0	25.0%
Gross profit %	32.8%	30.6%
Operating income	$29.9	$17.0	$12.9	75.9%
Operating income %	13.1%	8.7%
Net income	$19.7	$7.3	$12.4	169.9%
Diluted net income per share	$0.59	$0.22	$0.37	168.0%

First quarter consolidated net sales increased $32.9, 16.8%, above the prior-year first quarter. Changes in foreign currency exchange rates had a favorable impact to our first quarter sales of $5.6, 2.5%.

First quarter sales were positively impacted by increased demand across several of our end markets, including recreational, mobile, agriculture, health and wellness, and industrial end markets. Sales focused on the marine category within recreational have remained depressed. Sales in the EMEA and Americas regions were up while sales in the APAC region were down during the first quarter compared to the prior year. The year over year decline in sales in the APAC region is due to the Divestiture. Excluding the Divestiture related sales of $14.2 in the first quarter of 2025, sales in the APAC region increased compared to the prior year.

First quarter gross profit increased $15.0, 25.0%, above the prior year first quarter primarily from the impact of higher volume and lower direct labor costs as a percentage of sales partially offset by higher overhead costs and net tariff impacts. The increase in overhead costs was driven by higher energy and equipment maintenance costs. Gross margin increased by 220 basis points as the impact of higher fixed costs leverage on higher volume, favorable segment mix, and lower direct labor costs more than offset the impact of higher overhead and net tariffs.

First quarter operating income as a percentage of sales increased 440 basis points to 13.1% compared with the prior year period. The increase is due to the gross margin level improvement and fixed cost leverage as a result of higher volume. Operating expenses were $2.1 higher than the year ago period mainly due to higher wages and benefit costs, research and development costs, as well as higher marketing and travel related costs.

Net interest expense decreased by $2.3 to $5.1 in the first quarter of 2026 primarily due to lower debt outstanding compared to the prior year period and a lower spread on our credit facility borrowings, because of reduced leverage. Average net debt decreased to $289.2 during the first quarter of 2026 compared with $402.6 during the first quarter of 2025. The reduction in average net debt is due to the paying down of debt incurred from prior year acquisitions.

The provision for income taxes for the first quarter of 2026 was 23.1% of pretax income compared to 23.5% for the prior-year first quarter. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

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

SEGMENT RESULTS

Hydraulics

The following table presents the results of operations for the Hydraulics segment:

	Three Months Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Net sales	$139.2	$126.4	$12.8	10.1%
Gross profit	$44.3	$37.4	$6.9	18.4%
Gross profit %	31.8%	29.6%
Operating income	$23.4	$17.4	$6.0	34.5%
Operating income %	16.8%	13.8%

First quarter net sales for the Hydraulics segment increased by $12.8, 10.1%, compared with the prior year first quarter. The increase in sales in the first quarter was driven by improved demand in the mobile and agriculture end markets. Prior year sales included $14.2 in sales related to the Divestiture. Changes in foreign currency exchange rates had a favorable impact of $5.3, 3.8%.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment:

	Three Months Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Americas	$56.7	$49.9	$6.8	13.6%
EMEA	49.2	37.9	11.3	29.8%
APAC	33.3	38.6	(5.3)	(13.7)%
Total	$139.2	$126.4

Regional sales performance in the first quarter compared to the prior year quarter was driven by:

Americas - sales increased $6.8, 13.6%, primarily from stronger demand in the mobile end market.

EMEA - excluding favorable changes in foreign currency rates of $4.4, sales increased $6.9, 18.2%, driven by generally stronger demand in the mobile and agriculture end markets.

APAC - excluding favorable changes in foreign currency rates of $0.8, sales decreased $6.2, 16.1%. The primary driver of the year over year decline was the Divestiture.

First quarter gross profit increased $6.9, 18.4% compared to the prior year first quarter primarily due to higher volume. Gross margin improved 220 basis points, primarily due to better fixed cost leverage on higher volume, the Divestiture, and lower material costs partially offset by higher direct labor and variable overhead costs as a percentage of sales.

Operating income as a percentage of sales increased 300 basis points to 16.8% in the first quarter of 2026 due to the gross margin level improvement and fixed cost leverage as a result of higher volume. Operating expenses were $0.9 higher than the year ago period, mainly due to higher wages and benefit costs, as well as higher research and development costs.

Electronics

The following table presents the results of operations for the Electronics segment:

	Three Months Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Net sales	$89.2	$69.1	$20.1	29.1%
Gross profit	$30.6	$22.5	$8.1	36.0%
Gross profit %	34.3%	32.6%
Operating income	$14.2	$8.0	$6.2	77.5%
Operating income %	15.9%	11.6%

First quarter net sales for the Electronics segment increased $20.1, 29.1%, compared with the prior year period. Compared to the prior year period, the first quarter sales increase was driven by the recreational, health and wellness, and mobile end markets. Sales in the industrial end markets increased slightly, while sales to the agriculture end market decreased slightly. Changes in foreign currency exchange rates had minimal impact.

The following table presents net sales based on the geographic region of the sale for the Electronics segment:

	Three Months Ended
	April 4, 2026	March 29, 2025	$ Change	% Change
Americas	$72.0	$56.7	$15.3	27.0%
EMEA	8.6	6.2	2.4	39.0%
APAC	8.6	6.2	2.4	38.7%
Total	$89.2	$69.1

Sales increased across all regions. The increase in the Americas and EMEA is primarily due to the recreational and market in the first quarter compared to the prior year. The year over year increase in APAC sales is primarily due to demand in the health and wellness end market.

First quarter gross profit increased $8.1, 36.0% compared to the prior year first quarter, primarily due to higher volume. Gross margin improved 170 basis points, primarily due to the impact of higher fixed costs leverage on higher volume and lower direct labor costs as a percentage of sales partially offset by unfavorable customer mix.

Operating income as a percentage of sales increased 430 basis points to 15.9% in the first quarter of 2026 compared to the prior year period due to the higher gross margin and fixed cost leverage as a result of higher volume. Operating expenses were $2.0 higher than the year ago period mainly due to higher wages and benefit costs, as well as higher research and development costs.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the first quarter of 2026, these costs totaled $7.7 for amortization of acquisition-related intangible assets of $7.6 and $0.1 for depreciation. Compared to the first quarter of 2025, these costs decreased by $0.7, primarily due to reduction of amortization related to acquired intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. We also use borrowings on our credit facilities to fund acquisitions. During the first three months of 2026, cash provided by operating activities totaled $23.9. At the end of the first quarter, we had $64.2 of available cash and cash equivalents on hand and $395.4 of available credit on our Revolving Credit Facilities. We also have a $400.0 accordion feature available under our Third Amended and Restated Credit Agreement, subject to certain pro forma compliance requirements, that is intended to support potential future acquisitions.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Three Months Ended
	April 4, 2026	March 29, 2025	$ Change
Net cash provided by operating activities	$23.9	$19.0	$4.9
Net cash used in investing activities	(7.2)	(6.8)	(0.4)
Net cash used in financing activities	(24.8)	(11.3)	(13.5)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.9	(1.6)
Net (decrease) increase in cash and cash equivalents	$(8.8)	$1.8	$(10.7)

Cash on hand decreased $8.8 in the first quarter of 2026 to $64.2 as of April 4, 2026. Changes in exchange rates during the three months ended April 4, 2026, negatively impacted cash and cash equivalents $0.7. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Year-to-date cash from operations increased by $4.9 to $23.9. Cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) increased by $11.3 in the first quarter of 2026 compared to the prior period. Changes in net operating assets and liabilities negatively impacted cash flow by $6.4 in the first quarter, compared to the prior year period, primarily due to an increase in other current assets, along with increases in inventory and accounts receivable, partially offset by a decrease in accounts payable. Changes in inventory decreased cash by $3.7 in comparison to an increase of cash by $1.1 in the first quarter of 2026 and 2025, respectively. Days of inventory on hand decreased to 112 days as of April 4, 2026, compared with 126 days as of March 29, 2025. Changes in accounts receivable reduced cash by $22.4 and $15.3 in the first quarter of 2026 and 2025, respectively. Days sales outstanding decreased slightly to 55 days as of April 4, 2026, compared with 56 days as of March 29, 2025. Changes in accounts payable increased cash by $11.8 in comparison to an increase of cash of $4.8 in 2026 and 2025, respectively. Days payables outstanding for the 2026 year increased to 53 days from 41 days during 2025.

Investing activities

Cash used in investing activities totaled $7.2 in the first quarter of 2026, compared to $6.8 in the first quarter of the prior year.

Capital expenditures totaled $6.7, 2.9%, of sales for the first quarter of 2026, an increase of $0.6 over the prior year comparable period. Capital expenditures for 2026 are forecasted to be approximately 3.8% to 4.8% of sales, for investments in machinery and equipment, improvements to manufacturing technology and maintaining or replacing existing machine capabilities.

Financing activities

Net cash used in financing activities totaled $24.8 during the first quarter of 2026, compared to $11.3 in the same period of the prior year. In the first quarter of 2026, repayments, net of borrowings, totaled $16.9 compared to $7.8 in the first quarter of 2025.

Borrowings on our term loans and revolving credit facilities as of April 4, 2026, totaled $245.6 and $103.7, respectively. See Note 9 of the Condensed Notes to the Consolidated, Unaudited Financial Statements included in this Quarterly Report for additional information regarding our credit facilities.

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

During the first quarter of 2026, we declared a quarterly cash dividend of $0.12 per share payable on April 27, 2026, to shareholders of record as of April 13, 2026. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors of the Company (the "Board"), and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board.

Share Repurchase Program

On February 20, 2025, the Board approved a multi-year share repurchase program (the "Share Repurchase Program"), authorizing the Company to repurchase up to $100.0 of our outstanding common stock. The Company may purchase shares at management’s discretion from time to time in the open market, through privately negotiated transactions, through investment banking institutions or through other means in accordance with applicable federal securities laws, including Rule 10b5-1 trading plans. To the extent that the Company repurchases its shares, the amount and timing of any repurchases are subject to a variety of factors including, but not limited to, general business and market conditions, share price, regulatory and legal requirements and capital availability. The program does not obligate the Company to acquire a minimum number of shares. We expect the Share Repurchase Program to be funded with cash on hand and cash generated from operations. During the three months ended April 04, 2026, the Company repurchased 70,000 shares of its common stock for $4.7, including applicable $0.1 excise tax to be paid in a future period. As of April 4, 2026, the Company has repurchased a total of 400,000 shares of it's common stock for $18.3, including applicable $0.2 excise tax, and has $81.9 million of remaining availability to repurchase outstanding common stock under its Share Repurchase Program.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any material changes made during the first three months of 2026, are disclosed in Note 2 of the Condensed Notes to the Consolidated, Unaudited Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our term loans and revolving credit facilities. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of April 4, 2026, we had $103.7 in borrowings outstanding under the revolving credit facilities and $245.6 in borrowings outstanding under the term loans. Based on our level of variable rate debt outstanding during the quarter ended April 4, 2026, a one percentage point increase or decrease in the average interest rate would have an impact on our annual financing costs over the next twelve months of approximately $3.8. This analysis excludes any effects from interest rate swap contracts as the Company does not have any active interest rate swap contracts.

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. Except as described above, there were no material changes during the three months ended April 4, 2026.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides details of the Company's share repurchases of its common stock during the first quarter of 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Maximum Number of Shares That May Yet be Repurchased Under the Plans or Programs (in millions)(4)
January 4, 2026 - January 31, 2026	—	$—	—	$86.5
February 1, 2026 - February 28, 2026	—	$—	—	$86.5
March 1, 2026 - April 4, 2026	70,000	$65.58	70,000	$81.9
Total	70,000		70,000

(1) 400,000 total shares repurchased as of April 4, 2026. No shares were purchased during the quarter that were not part of a publicly announced program.
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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the quarter ended April 4, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, as that term is defined in item 408 of Regulation S-K.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

10.1+

Amended and Restated Executive Officer Severance Agreement between Sean P. Bagan and Helios Technologies, Inc., dated as of February 23, 2026 (previously filed as Exhibit 10.4+ to the company's Form 8-K filed on February 26, 2026 and incorporated herein by reference).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2026, has been formatted in Inline XBRL.

+	Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2026	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Sean Bagan
Sean Bagan
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026
	By:	/s/ Jeremy Evans
Jeremy Evans
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)