Form 10-Q
period 2026-07-04
HELIOS TECHNOLOGIES, INC.
filed 2026-08-11
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2026

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

The registrant had 32,950,577 shares of common stock, par value $.001, outstanding as of July 31, 2026.

Helios Technologies, Inc.

INDEX

For the quarter ended

July 4, 2026

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	July 4, 2026	January 3, 2026
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68.0	$73.0
Accounts receivable, net of allowance for credit losses of $3.5 and $1.4	140.6	116.0
Inventories, net	194.0	188.6
Income taxes receivable	9.7	15.4
Other current assets	26.4	21.9
Total current assets	438.7	414.9
Property, plant and equipment, net	209.6	206.6
Deferred income taxes	2.2	1.9
Goodwill	491.5	498.1
Other intangible assets, net	350.3	369.9
Other assets	23.7	23.1
Total assets	$1,516.0	$1,514.5
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$87.9	$75.6
Accrued compensation and benefits	19.9	23.3
Other accrued expenses and current liabilities	33.8	23.0
Current portion of long-term non-revolving debt, net	—	5.4
Dividends payable	4.0	3.0
Income taxes payable	14.3	12.9
Total current liabilities	159.9	143.2
Revolving lines of credit	105.4	105.5
Long-term non-revolving debt, net	226.1	256.2
Deferred income taxes	51.0	52.4
Other noncurrent liabilities	25.3	25.7
Total liabilities	567.7	583.0
Note 15 - Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $0.001, 2.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100.0 shares authorized, 33.5 and 33.4 shares issued; 33.0 and 33.1 outstanding at July 4, 2026 and January 3, 2026, respectively	—	—
Capital in excess of par value	448.1	442.9
Retained earnings	572.7	539.1
Accumulated other comprehensive loss	(48.2)	(36.9)
Treasury stock, at cost, 0.5 and 0.3 shares, respectively	(24.3)	(13.6)
Total shareholders' equity	948.3	931.5
Total liabilities and shareholders' equity	$1,516.0	$1,514.5

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations (unaudited)

(in millions, except per share data)

	Three Months Ended
	July 4, 2026	June 28, 2025
Net sales	$231.9	$212.5
Cost of sales	151.7	145.0
Gross profit	80.2	67.5
Selling, engineering and administrative expenses	40.2	37.3
Amortization of intangible assets	7.5	8.3
Operating income	32.5	21.9
Interest expense, net	4.7	7.0
Foreign currency transaction loss, net	0.1	0.5
Other non-operating income, net	(0.4)	(0.5)
Income before income taxes	28.1	14.9
Income tax provision	6.2	3.5
Net income	$21.9	$11.4

Net income per share:
Basic	$0.66	$0.34
Diluted	$0.66	$0.34

Weighted average shares outstanding:
Basic	33.0	33.3
Diluted	33.2	33.3

Dividends declared per share	$0.12	$0.09

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Operations (unaudited)

(in millions, except per share data)

	Six Months Ended
	July 4, 2026	June 28, 2025
Net sales	$460.3	$408.0
Cost of sales	305.2	280.6
Gross profit	155.1	127.4
Selling, engineering and administrative expenses	77.6	71.9
Amortization of intangible assets	15.1	16.5
Operating income	62.4	39.0
Interest expense, net	9.8	14.4
Foreign currency transaction (gain) loss, net	(0.5)	0.6
Other non-operating income, net	(0.6)	(0.4)
Income before income taxes	53.7	24.4
Income tax provision	12.1	5.8
Net income	$41.6	$18.6

Net income per share:
Basic	$1.26	$0.56
Diluted	$1.25	$0.56

Weighted average shares outstanding:
Basic	33.1	33.3
Diluted	33.2	33.4

Dividends declared per share	$0.24	$0.18

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income	$21.9	$11.4	$41.6	$18.6
Other comprehensive income
Foreign currency translation adjustments, net of tax	(2.8)	26.8	(11.4)	37.9
Unrealized gain on interest rate swaps, net of tax	0.0	—	0.1	—
Total other comprehensive (loss) income	(2.8)	26.8	(11.3)	37.9
Comprehensive income	$19.1	$38.2	$30.3	$56.5

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Three Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive	Treasury	Treasury
	shares	stock	shares	stock	par value	earnings	loss	shares	stock	Total
Balance at April 4, 2026	—	$—	33.5	$—	$445.3	$554.8	$(45.4)	0.4	$(18.3)	$936.4
Shares issued, restricted stock					0.3					0.3
Shares issued, ESPP					0.5					0.5
Stock-based compensation					2.1					2.1
Cancellation of shares for payment of employee tax withholding					(0.1)					(0.1)
Shares repurchased								0.1	(6.0)	(6.0)
Dividends declared						(4.0)				(4.0)
Net income						21.9				21.9
Other comprehensive loss							(2.8)			(2.8)
Balance at July 4, 2026	—	$—	33.5	$—	$448.1	$572.7	$(48.2)	0.5	$(24.3)	$948.3

Balance at March 29, 2025	—	$—	33.3	$—	$438.8	$506.9	$(64.5)	—	$—	$881.2
Shares issued, restricted stock										—
Shares issued, ESPP					0.4					0.4
Stock-based compensation					1.4					1.4
Cancellation of shares for payment of employee tax withholding					0.1					0.1
Shares repurchased								0.2	(6.5)	(6.5)
Dividends declared						(3.0)				(3.0)
Net income						11.4				11.4
Other comprehensive income							26.8			26.8
Balance at June 28, 2025	—	$—	33.3	$—	$440.7	$515.2	$(37.7)	0.2	$(6.5)	$911.7

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Shareholders’ Equity (unaudited)

Six Months Ended

(in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive	Treasury	Treasury
	shares	stock	shares	stock	par value	earnings	loss	shares	stock	Total
Balance at January 3, 2026	—	$—	33.4	$—	$442.9	$539.1	$(36.9)	0.3	$(13.6)	$931.5
Shares issued, restricted stock			0.1		0.3					0.3
Shares issued, ESPP					1.0					1.0
Stock-based compensation					4.2					4.2
Cancellation of shares for payment of employee tax withholding					(0.3)					(0.3)
Shares repurchased								0.2	(10.7)	(10.7)
Dividends declared						(8.0)				(8.0)
Net income						41.6				41.6
Other comprehensive loss							(11.3)			(11.3)
Balance at July 4, 2026	—	$—	33.5	$—	$448.1	$572.7	$(48.2)	0.5	$(24.3)	$948.3

Balance at December 28, 2024	—	$—	33.3	$—	$437.4	$502.6	$(75.6)	—	$—	$864.4
Shares issued, restricted stock										—
Shares issued, ESPP					0.9					0.9
Stock-based compensation					2.9					2.9
Cancellation of shares for payment of employee tax withholding					(0.5)					(0.5)
Shares repurchased								0.2	(6.5)	(6.5)
Dividends declared						(6.0)				(6.0)
Net income						18.6				18.6
Other comprehensive income							37.9			37.9
Balance at June 28, 2025	—	$—	33.3	$—	$440.7	$515.2	$(37.7)	0.2	$(6.5)	$911.7

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

Helios Technologies, Inc.

Consolidated Statements of Cash Flows (unaudited)

Six Months Ended

(in millions)

	Six Months Ended
	July 4, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$41.6	$18.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.3	31.9
Loss on disposal of assets	0.1	0.1
(Gain) on sale of business, net of CTA Loss	(0.4)	—
Stock-based compensation expense	4.2	2.9
Amortization of debt issuance costs	0.4	0.4
Benefit for deferred income taxes	(1.5)	(1.4)
Other, net	3.1	0.5
(Increase) decrease in:
Accounts receivable, net	(27.3)	(23.4)
Inventories	(7.9)	(1.7)
Income taxes receivable	5.6	6.5
Other current assets	(5.0)	2.1
Other assets	—	(1.3)
Increase (decrease) in:
Accounts payable	13.0	21.4
Accrued expenses and other liabilities	7.9	4.2
Income taxes payable	1.5	(2.8)
Other noncurrent liabilities	0.2	(2.0)
Net cash provided by operating activities	65.8	56.0
Cash flows from investing activities:
Divestiture of Business, net of cash used	0.4	—
Capital expenditures	(18.0)	(11.5)
Proceeds from dispositions of property, plant and equipment	—	0.2
Software development costs	(1.6)	(1.9)
Net cash used in investing activities	(19.2)	(13.2)
Cash flows from financing activities:
Borrowings on revolving credit facilities	80.5	20.6
Repayment of borrowings on revolving credit facilities	(78.0)	(38.4)
Repayment of borrowings on long-term non-revolving debt	(35.6)	(7.8)
Proceeds from stock issued	1.3	0.9
Purchase of Treasury stock	(10.6)	(6.5)
Dividends to shareholders	(6.9)	(6.0)
Payment of employee tax withholding on equity award vestings	(0.3)	(0.5)
Other financing activities	(1.0)	(0.8)
Net cash used in financing activities	(50.6)	(38.5)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	4.6
Net (decrease) increase in cash and cash equivalents	(5.0)	8.9
Cash and cash equivalents, beginning of period	73.0	44.1
Cash and cash equivalents, end of period	$68.0	$53.0

The accompanying Condensed Notes to the Consolidated, Unaudited Financial Statements are an integral part of these financial statements.

HELIOS TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Currencies in millions, except per share data)

1. COMPANY BACKGROUND

Helios Technologies, Inc. (“Helios,” the “Company", "we", "us" or "our”) together with its wholly-owned subsidiaries, is a global leader in highly engineered motion control and electronic controls technology, providing premium products that ensure safety, reliability, and seamless connectivity to diverse end markets including agriculture, construction, data centers, energy, health and wellness, industrial, marine, material handling, and recreational vehicles. Helios sells its products to customers in over 80 countries around the world. Its strategy is to be a diversified, customer-centric global enterprise distinguished by innovation, operational speed, and a high-performance culture.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our summary of significant accounting policies is included in Note 2 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on March 3, 2026. There have been no significant changes to our significant accounting policies since the filing of our Form 10-K.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K. In management’s opinion, all adjustments necessary for a fair statement of the Company’s financial position are reflected in the interim periods presented. Operating results for the six months ended July 4, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ended January 2, 2027.

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

Capitalized Software Development Costs

The Company sells certain products that contain embedded software that is integral to the functionality of the products. Internal and external costs incurred for developing this software are charged to expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the products are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of accumulated amortization, were $14.1 and $13.2 at July 4, 2026, and January 3, 2026, respectively, and are included in Other assets in the Consolidated Balance Sheets. For the six months ended July 4, 2026 and June 28, 2025 amortization expense of Capitalized software development costs were $0.8 and $0.7, respectively, and are included in Cost of sales in the Consolidated Statements of Operations.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net income	$21.9	$11.4	$41.6	$18.6

Weighted average shares outstanding - Basic	33.0	33.3	33.1	33.3
Net effect of dilutive securities - Stock based compensation	0.2	—	0.1	0.1
Weighted average shares outstanding - Diluted	33.2	33.3	33.2	33.4

Net income per share:
Basic	$0.66	$0.34	$1.26	$0.56
Diluted	$0.66	$0.34	$1.25	$0.56

Basic and diluted earnings per share is calculated by dividing net earnings by the coinciding weighted average number of shares outstanding. Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units and dilutive stock options, based on the treasury stock method. At July 4, 2026, there were 98,136 stock options that were excluded from the diluted earnings per share calculation as they would have been anti-dilutive.

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

Beginning in 2026 annual reporting, the FASB issued Accounting Standards Update (ASU) No. 2025-05 Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide entities with a practical expedient to assume that conditions as of the balance sheet date do not change for the remaining life of accounts receivable and contract assets accounted for under Topic 606 when developing forecasts as part of estimating expected credit losses. They also provide entities choosing to elect the practical expedient with an option to make an accounting policy election to consider collection activity after the balance sheet date when estimated expected credit losses. The amendments are effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. Entities should apply the amendments prospectively. The adoption of this standard did not have a material impact on our accounting policies or Consolidated Financial Statements.

Recently Issued Accounting Standards

In November 2024, the FASB issued Accounting Standard Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires enhanced disclosures about types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization, in commonly presented expense captions. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments prospectively or retrospectively to any or all prior periods presented in the financial statements. The updated standard will impact only our disclosures, with no impact to our financial condition or results of operations.

In September 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-06 Intangibles - Goodwill and Other - Internal User Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update remove references to project stages when determining if development costs should be capitalized in order to better align the accounting with how software is developed. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. Entities may apply the amendments prospectively, retrospectively to any or all prior periods presented in the financial statements, or using a modified approach based on the status of the software development project and whether software costs were capitalized before the date of adoption. The Company does not expect the changes to have a material impact on the Consolidated Financial Statements and is assessing when to adopt the standard.

Management reviewed other accounting standards issued but not yet effective as of July 4, 2026 and does not expect their adoption to have a material impact on the Company's Consolidated Financials Statements or disclosures.

3. CFP Divestiture

On September 27, 2025 the Company completed the sale of Guwing Holdings Pty. Ltd. ("Guwing"), and Guwing's 100% ownership of the share capital of Custom Fluidpower Pty. Ltd. ("CFP") to an unrelated third party (the "Divestiture").

The sales price for the divestiture was $76.7 AUD in cash including adjustments for estimated closing date net working capital and cash on hand, consisting of $60.5 AUD in cash to the Company and $16.2 AUD that the buyer agreed to pay directly to the Company’s lender in satisfaction of subsidiary-level debt. The final sales price for the divestiture, including the finalized working capital adjustment, was $81.2 AUD. The Company finalized the working capital adjustment during the quarter ended April 4, 2026, resulting in an incremental $0.5 AUD of proceeds, which has been recorded as an adjustment to the gain on sale.

As part of the divestiture, indebtedness held by CFP, including the Sydney Branch Term Loan Facility and Sydney Branch Revolving Credit Facility, was settled and removed from the Company's balance sheet. The purchaser assumed responsibility for repayment of such obligations, which were paid in full on October 1, 2025.

As of July 4, 2026 the Company continues to hold a receivable of $2.0 AUD for proceeds that were held back from initial funding and are to be paid no later than two years from the completion of the transaction. The hold back amount is not held in escrow and not subject to interest. It is not contingent on any performance obligation, but will be used to settle claims made by the buyer per the terms of the purchase agreement for a matter that existed pre-close, provided the Company agrees or the matter is solved through arbitration. No claims have been identified as of the period end date and future claims are not probable or estimable. Therefore, no provision has been made for potential claims. This receivable is presented within Other assets on the Consolidated Balance Sheet for the period ending July 4, 2026. There was no impact on the Company’s cash flows in the current period.

CFP was included in continuing operations for the six months ended June 28, 2025, because the sale did not meet the criteria to be reported as discontinued operations under ASC 205-20. The net income of the disposal group through the completion date was included in the Company's Consolidated Statements of Operations. For the three and six months ended June 28, 2025, pre-tax profit of the disposal group was $0.7 USD and $1.4 USD, respectively.

Certain disclosures have not been presented as the effect of the acquisition and divestiture were not material to the Company's financial results.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables provide information regarding the Company’s assets and liabilities measured at fair value on a recurring basis at July 4, 2026, and January 3, 2026.

	July 4, 2026
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

The table below summarizes the changes in the estimated fair value of the contingent consideration liability related to the Company's acquisition of Balboa Water Group as of July 4, 2026. The contractual contingent payment is payable in 2026.

Balance at January 3, 2026	$0.4
Change in estimated fair value	—
Payment on liability	—
Accretion in value	—
Balance at July 4, 2026	$0.4

5. INVENTORIES, NET

At July 4, 2026, and January 3, 2026, inventory consisted of the following:

	July 4, 2026	January 3, 2026
Raw materials	$105.4	$106.9
Work in process	57.2	50.5
Finished goods	42.4	43.1
Provision for obsolete and slow-moving inventory	(11.0)	(11.9)
Total	$194.0	$188.6

6. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the six months ended July 4, 2026, and June 28, 2025, operating lease costs totaled $3.8 and $3.9, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	July 4, 2026	January 3, 2026
Right-of-use assets	$17.5	$17.6
Lease liabilities:
Current lease liabilities	$4.1	$3.8
Non-current lease liabilities	15.0	15.3
Total lease liabilities	$19.1	$19.1

Weighted average remaining lease term (in years):	5.1
Weighted average discount rate:	4.3%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	July 4, 2026	June 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.8	$3.3
Non-cash impact of new leases and lease modifications	$2.5	$1.7

Maturities of lease liabilities as of July 4, 2026, are as follows:

2026 Remaining	$3.4
2027	4.1
2028	3.7
2029	3.7
2030	3.4
2031	2.9
Thereafter	1.8
Total lease payments	23.0
Less: Imputed interest	(3.9)
Total lease obligations	19.1
Less: Current lease liabilities	(4.1)
Non-current lease liabilities	$15.0

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the six months ended July 4, 2026, is as follows:

	Hydraulics	Electronics	Total
Balance at January 3, 2026	$312.1	$186.0	$498.1
Currency translation	(6.7)	0.1	(6.6)
Balance at July 4, 2026	$305.4	$186.1	$491.5
Accumulated Impairments	31.9	25.9	57.8

Acquired Intangible Assets

At July 4, 2026, and January 3, 2026, acquired intangible assets consisted of the following:

	July 4, 2026			January 3, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$95.2	$(36.8)	$58.3	$95.8	$(34.5)	$61.3
Technology	54.2	(39.2)	15.0	54.7	(36.8)	17.9
Supply agreement	21.0	(20.1)	0.9	21.0	(19.1)	1.9
Customer relationships	395.3	(119.1)	276.2	400.3	(111.5)	288.8
	$565.7	$(215.4)	$350.3	$571.8	$(201.9)	$369.9

Amortization expense on acquired intangible assets for the six months ended July 4, 2026, and June 28, 2025, was $15.1 and $16.5, respectively, reflected in amortization of intangible assets in the Consolidated Statements of Operations. Additionally, $0.2 and $0.4 of acquired amortization expense for the three and six months ended July 4, 2026, respectively, was reflected in cost of sales in the Consolidated Statement of Operations. Future estimated total amortization expense is presented below.

Year:
2026 Remaining	$15.0
2027	27.1
2028	26.9
2029	25.0
2030	24.2
2031	23.0
Thereafter	209.1
Total	$350.3

In January 2025, the Company began restructuring the Helios Center of Engineering Excellence (“HCEE”). Consistent with the Company's previously announced restructuring plan, during the end of the second quarter 2025, management ceased operations at the San Antonio office and reassigned resources to the operations at our other major facilities across the business, and eliminated certain positions. As a result of this change in the HCEE business operations, the workforce intangible asset associated with the HCEE restructuring was reviewed by management and it was determined that the remaining net book value of the asset should be amortized over a useful life ending in June 2025. This resulted in an increased $0.8 amortization expense in the six months ending June 28, 2025, associated with this intangible asset.

8. DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and hedging activities. The Company had previously entered into foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company had previously entered into interest rate derivatives to manage the effects of interest rate movements on the Company’s credit facilities. As of July 4, 2026 and January 3, 2026, the Company had no active interest rate swap agreements, as further described below.

Interest expense presented in the Consolidated Statements of Operations totaled $9.8 and $14.4 for the six months ended July 4, 2026, and June 28, 2025, respectively.

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

At July 4, 2026 and June 28, 2025, the Company had no active interest rate swap contracts.

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

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $102.9 as of July 4, 2026, and is included in the Revolving lines of credit line item in the Consolidated Balance Sheets. The gain on the net investment hedge recorded in accumulated other comprehensive income as part of the currency translation adjustment was $1.8, net of tax, for the six months ended July 4, 2026.

9. CREDIT FACILITIES

Total non-revolving debt consists of the following:

	Maturity Date	July 4, 2026	January 3, 2026
Long-term non-revolving debt:
Term loans with PNC Bank	June 2029	$226.9	$262.5
Total long-term non-revolving debt		226.9	262.5
Less: current portion of long-term non-revolving debt		—	5.4
Less: unamortized debt issuance costs		0.8	0.9
Total long-term non-revolving debt, net		$226.1	$256.2

Information on the Company’s revolving credit facilities is as follows:

		Balance		Available Credit
	Maturity Date	July 4, 2026	January 3, 2026	July 4, 2026	January 3, 2026
Revolving line of credit with PNC Bank	June 2029	$105.4	$105.5	$393.8	$393.6

Future maturities of total debt are as follows:

Year:
2026 Remaining	$—
2027	—
2028	20.6
2029	311.7
Total	$332.3

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

Scheduled principal payments under the Term Loan Facility were payable in quarterly installments beginning on September 28, 2024 and continuing on the last day of each following fiscal quarter, beginning at $3.75 before increasing to $5.6 in June 2026 and $7.5 in June 2028. The Company voluntarily prepaid all principal amounts scheduled to be due in 2026, 2027 and a portion of the principal amounts scheduled to be due in 2028. As a result, the remaining scheduled principal payments due in 2028 are $20.6. All remaining principal is due on the maturity date of June 25, 2029.

The revolving line of credit allows for borrowings up to an aggregate maximum principal amount of $500.0. To hedge currency exposure in foreign operations, €90.0 of the borrowings on the line of credit are denominated in euros. The borrowings have been designated as a net investment hedge, see additional information in Note 8 - Derivative Instruments & Hedging Activities. Borrowings under the line of credit bear interest at defined rates plus an applicable margin based on the Company's leverage ratio.

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

As of July 4, 2026, the Company was in compliance with all debt covenants related to the Third Amended and Restated Credit Agreement.

The consolidated effective interest rate on the Company's credit agreements at July 4, 2026, was 4.7%. Interest expense recognized, excluding interest rate swap activity, during the six months ended July 4, 2026, and June 28, 2025, totaled $9.8 and $14.4, respectively.

10. INCOME TAXES

The provision for income taxes for the three months ended July 4, 2026 and June 28, 2025 was 22.1% and 23.8% of pretax income, respectively. The provision for income taxes for the six months ended July 4, 2026, and June 28, 2025, was 22.6% and 23.7% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products.

At July 4, 2026, the Company had unrecognized tax benefits of $6.2 including accrued interest. If recognized, $0.6 of unrecognized tax benefits would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of July 4, 2026 is not considered material to the Company’s Consolidated Financial Statements.

The Company is subject to taxation in the United States and various state and foreign jurisdictions and is currently under examination by certain tax authorities for various tax years. Management believes adequate reserves have been recorded for potential adjustments arising from these examinations, and the resolution of these matters is not expected to materially affect the Company’s consolidated financial statements.

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

11. STOCK-BASED COMPENSATION AND EQUITY

Equity Incentive Plan

The Company’s 2023 Equity Incentive Plan (“2023 Plan”) provides for the grant of restricted stock, restricted share units, stock options, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. During the six months ended July 4, 2026, at the Company's 2026 Annual Meeting of Shareholders, the Company's shareholders approved an amendment and restatement to the 2023 Plan increasing the shares of common stock available for awards thereunder by 1,000,000 shares. The 2023 Plan was initially approved by the Company’s shareholders at the 2023 Annual Meeting of Shareholders.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan and from time to time for special recognition. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. Compensation expense recognized for RSUs granted to employees totaled $2.4 and $2.2, respectively, for the six months ended July 4, 2026, and June 28, 2025.

The Helios Technologies, Inc. Non-Employee Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2023 Plan, which vest over a one-year period. Directors were granted 7,496 and 15,182 RSUs during the six months ended July 4, 2026, and June 28, 2025, respectively. The Company recognized director stock compensation expense on the RSUs of $0.5 and $0.5 for the six months ended July 4, 2026, and June 28, 2025, respectively.

The following table summarizes RSU activity for the six months ended July 4, 2026:

		Weighted Average
	Number of Units	Grant-Date Fair Value
	(in thousands)	per Share
Nonvested balance at January 3, 2026	184	$43.13
Granted	80	67.68
Vested	(32)	45.91
Forfeited	(22)	53.83
Nonvested balance at July 4, 2026	210	$50.94

Included in the nonvested balance at July 4, 2026, are 37,713 nonvested performance-based RSUs.

The Company had $7.1 of total unrecognized compensation cost related to the RSU awards as of July 4, 2026. That cost is expected to be recognized over a weighted average period of 1.9 years.

Stock Options

In 2022, the Company granted stock options with market-based vesting conditions to its officers. As of July 4, 2026, there were 4,000 vested unexercised options and 4,000 exercised options. The exercise price per share is $50.60, which is equal to the market price of Helios stock on the grant date. The options vest upon the later of the achievement of defined stock prices or two years from the grant date. The options have met their required service periods, which ranged from one to two years from the grant date. These options have a 10-year expiration. The grant date fair value of the options totaled $2.3 and was estimated using a Monte Carlo simulation.

The Company has also granted stock options with only time-based vesting conditions to its officers. As of July 4, 2026, there were 31,160 unvested options. These options have an exercise price per share of $40.13 which is equal to the market price of Helios stock on the grant date. The options vested ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options totaled $0.6 and was estimated using a Black Scholes valuation model.

In February 2025, the Company granted stock options with performance vesting conditions to its officers and employees. Performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of options ultimately issued for the performance-based units may vary from 0% to 225% of their target amount based on the achievement of defined performance targets. These options have an exercise price per share of $39.80 which is equal to the market price of Helios stock on the grant date. The options have a 10-year expiration. The grant date fair value of the options totaled $2.5 and was estimated using a Black Scholes valuation model. As of July 4, 2026, there are 114,699 unvested options.

In March 2026, the Company granted stock options with performance-based vesting conditions to its officers and employees. Option awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of options ultimately issued for the performance-based units may vary from 0% to 225% of their target amount, based on the achievement of defined performance targets. These options have an exercise price per share of $67.61 which is equal to the market price of Helios stock on the grant date. The options have a 10-year expiration. The grant date fair value of the options totaled $3.2 and was estimated using a Black Scholes valuation model. As of July 4, 2026, there are 98,136 unvested options.

At July 4, 2026, the Company had $4.2 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 2.3 years. Compensation expense recognized for stock options granted to employees totaled $0.8 and $0.3, respectively, for the six months ended July 4, 2026, and June 28, 2025.

	Number of Shares (not rounded)	Weighted Average Exercise Price
Outstanding at January 3, 2026	155,886	$40.53
Granted	98,136	67.61
Exercised	(6,027)	49.87
Outstanding at July 4, 2026	247,995	51.02
Exercisable at July 4, 2026 (A)	4,000	50.60

(A) Options expire October 2032 with a strike price of $50.60.

Share Repurchase Plan

On February 20, 2025, the Board approved and publicly announced a multi-year share repurchase program (the "Share Repurchase Program"), authorizing the Company to repurchase up to $100.0 of our outstanding common stock. The Company may purchase shares at management’s discretion from time to time in the open market, through privately negotiated transactions, through investment banking institutions or through other means in accordance with applicable federal securities laws, including Rule 10b5-1 trading plans. To the extent that the Company repurchases its shares, the amount and timing of any repurchases are subject to a variety of factors including, but not limited to, general business and market conditions, share price, regulatory and legal requirements and capital availability. The program does not obligate the Company to acquire a minimum number of shares. We expect the Share Repurchase Program to be funded with cash on hand and cash generated from operations. As of July 4, 2026, the Company has repurchased 479,378 shares under the Share Repurchase Program. As of July 4, 2026, the Company has $75.9 of remaining availability to repurchase outstanding common stock under its Share Repurchase Program.

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

Employees purchased 18,438 shares at a weighted average price of $51.90 and 33,506 shares at a weighted average price of $27.03, under the ESPP and UK plans during the six months ended July 4, 2026, and June 28, 2025, respectively. The Company recognized $0.4 and $0.2 compensation expense during the six months ended July 4, 2026, and June 28, 2025, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 3, 2026	$1.3	$(38.2)	$(36.9)
Other comprehensive (loss) before reclassifications	—	(13.2)	(13.2)
Tax effect	0.1	1.8	1.9
Net current period other comprehensive (loss)	0.1	(11.4)	(11.3)
Balance at July 4, 2026	$1.4	$(49.6)	$(48.2)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 28, 2024	$5.3	$(80.9)	$(75.6)
Other comprehensive income before reclassifications	—	50.4	50.4
Tax effect	—	(12.5)	(12.5)
Net current period other comprehensive income	—	37.9	37.9
Balance at June 28, 2025	$5.3	$(43.0)	$(37.7)

13. SEGMENT REPORTING

The Company has two reportable segments: Hydraulics and Electronics. These segments are organized primarily based on the similar nature of products offered for sale, the types of customers served, and the methods of distribution, and are consistent with how the segments are managed, how resources are allocated and how information is used by the Chief Operating Decision Maker (CODM). Our Chief Executive Officer (CEO) serves as our CODM and is responsible for reviewing segment performance and making decisions regarding resource allocation. Our CODM evaluates each segment’s performance based on segment operating income, which is the primary measure of segment performance, as well as the underlying drivers of operating results, including net sales, segment gross profit and other key financial indicators presented in the tables below in this section. The CODM reviews these measures to assess revenue growth, profitability, operating cost trends, and the execution of operating initiatives within each reportable segment. On a quarterly basis, the CODM considers actual-to-budget variances for key measures when making decisions about allocating capital to the segments. These reviews support decisions regarding capital expenditures, engineering and research and development investments, commercial initiatives, staffing, and other operating expenditures.

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

The Company evaluates performance and allocates resources based primarily on segment operating income. Certain costs were not allocated to the business segments as they are not used in evaluating the results of, or in allocating resources to the Company’s segments. These costs are presented in the Corporate and other line item. For the six months ended July 4, 2026, the unallocated costs totaled $15.3 and included amortization of acquisition-related intangible assets of $15.1 and certain corporate costs not deemed to be allocable to either business segment of $0.2 related to the divestiture and officer transition costs. The accounting policies of the Company’s operating segments are the same as those used to prepare the accompanying Consolidated, Unaudited Financial Statements.

Net sales and operating profit of our business segments exclude intersegment sales and the related cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment.

The following tables set forth our segment information of revenue, significant segment expenses, and operating income from operations for the periods ended July 4, 2026 and June 28, 2025:

	Three Months Ended July 4, 2026
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$146.4	$85.5	$—	$231.9
Reportable segment total cost of sales	95.8	55.9	—	151.7
Reportable segment gross profit	$50.6	$29.6	$—	$80.2
Selling, engineering and administrative expenses (a)	$14.9	$12.7	$—	$27.6
Research and development (b)	2.4	3.4	—	5.8
Indirect expenses (c)	4.4	2.3	0.1	6.8
Amortization of intangible assets (d)	—	—	7.5	7.5
Operating income	$28.9	$11.2	$(7.6)	$32.5

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Three Months Ended June 28, 2025
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$140.9	$71.6	$—	$212.5
Reportable segment total cost of sales	94.4	50.6	—	145.0
Reportable segment gross profit	$46.5	$21.0	$—	$67.5
Selling, engineering and administrative expenses (a)	$15.9	$10.8	$—	$26.7
Research and development (b)	2.3	2.6	—	4.9
Indirect expenses (c)	3.3	1.7	0.7	5.7
Amortization of intangible assets (d)	—	—	8.3	8.3
Operating income	$25.0	$5.9	$(9.0)	$21.9

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Six Months Ended July 4, 2026
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$285.6	$174.7	$—	$460.3
Reportable segment total cost of sales	190.7	114.5	—	305.2
Reportable segment gross profit	$94.9	$60.2	$—	$155.1
Selling, engineering and administrative expenses (a)	$29.3	$24.1	$—	$53.4
Research and development (b)	4.9	6.3	—	11.2
Indirect expenses (c)	8.4	4.4	0.2	13.0
Amortization of intangible assets (d)	—	—	15.1	15.1
Operating income	$52.3	$25.4	$(15.3)	$62.4

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Six Months Ended June 28, 2025
	Hydraulics	Electronics	Unallocated expenses	Total
Net sales from external customers	$267.3	$140.7	$—	$408.0
Reportable segment total cost of sales	183.4	97.2	—	280.6
Reportable segment gross profit	$83.9	$43.5	$—	$127.4
Selling, engineering and administrative expenses (a)	$30.7	$20.9	$—	$51.6
Research and development (b)	4.4	5.4	—	9.8
Indirect expenses (c)	6.3	3.3	0.9	10.5
Amortization of intangible assets (d)	—	—	16.5	16.5
Operating income	$42.5	$13.9	$(17.4)	$39.0

(a) Selling, engineering, and administrative expenses primarily include selling, general, and administrative costs, information technology, professional services, and facility-related expenses directly incurred by the segments.

(b) Research and development primarily includes engineering-related costs to create new products and to make improvements to products currently in use.

(c) Indirect expenses represent corporate costs and shared expenses allocated to businesses.

(d) Amortization of intangible assets includes those resulting from the acquisition of new businesses.

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Capital expenditures
Hydraulics	$10.7	$4.9	$16.7	$9.4
Electronics	0.6	0.5	1.3	2.1
Total	$11.3	$5.4	$18.0	$11.5
Depreciation and amortization
Hydraulics	$5.5	$5.3	$10.7	$10.7
Electronics	2.2	2.3	4.4	4.6
Corporate and Other	7.5	8.3	15.2	16.6
Total	$15.2	$15.9	$30.3	$31.9

	July 4, 2026	January 3, 2026
Goodwill
Hydraulics	$305.4	$312.1
Electronics	186.1	186.0
Total	$491.5	$498.1
Total assets
Hydraulics	$963.3	$965.8
Electronics	539.9	538.2
Corporate and Other	12.8	10.5
Total	$1,516.0	$1,514.5

Geographic Region Information

Net sales are measured based on the geographic destination of sales. For the six months ended July 4, 2026, sales to the U.S. represented approximately 45% of total net sales. Other countries with net sales concentration included China, 10%, Australia, 8%, and Germany, 6%, approximately. All other countries individually represented less than 5% of total net sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right of use assets. The following table presents financial information by region:

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net sales
Americas	$120.2	$107.9	$248.9	$214.5
EMEA	60.9	54.6	118.7	98.7
APAC	50.8	50.0	92.7	94.8
Total	$231.9	$212.5	$460.3	$408.0

	July 4, 2026	January 3, 2026
Tangible long-lived assets
Americas	$130.4	$133.1
EMEA	48.9	42.4
APAC	12.8	13.5
Total	$192.1	$189.0

14. RELATED PARTY TRANSACTIONS

The Company has in the past purchased from, and sold inventory to, entities partially owned or managed by directors of Helios ("related party entities"). There were no sales to related parties in the six months ended July 4, 2026, and June 28, 2025, respectively. At July 4, 2026, and January 3, 2026, there were no amounts due from the related party entities.

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

We initiated some optimization activities at the beginning of 2026 that will result in the movement of production activities between locations in order to drive operational efficiencies and reduce costs. We have consolidated the North American operations of the Hydraulics Faster entity in Toledo, Ohio, and are closing the Faster operation in Quebec, Canada, that was obtained as part of the acquisition of the assets of Taimi R&D, Inc. in July 2022. The activities began in the first quarter of 2026 and were substantially completed at the end of the second quarter of 2026. Some wrap up activities remain that are expected to be completed in the third quarter of 2026. In addition, we are moving additional production activities within our Electronics segment to our low cost manufacturing Center of Excellence in Tijuana, Mexico. These activities were paused in 2025 as a result of the uncertain and changing tariff landscape and are now being re-initiated and expected to take place throughout 2026.

Restructuring costs totaled $1.8 and $1.2, for the six months ended July 4, 2026 and June 28, 2025, respectively.

Global Economic and Geopolitical Conditions

We expect the challenging macroeconomic conditions to continue, characterized by economic uncertainty and market disruption driven by inflationary pressures, volatile oil prices, political uncertainty, potential changes to current global trade policies and modifications of existing trade agreements, the potential negotiation of new trade agreements and imposition of new (and retaliatory) tariffs, and the ongoing geopolitical conflicts in Ukraine and the Middle East. We are continuously monitoring these economic and geopolitical conditions and remain focused on liquidity management, pricing discipline, cost savings initiatives and production efficiency as ways to mitigate the risks associated with the uncertainty.

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

In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the IEEPA were not authorized. During the three months ended July 4, 2026, the Company received approximately $5.5 of refunds related to tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Consistent with its accounting policy under ASC 450-30, Gain Contingencies, the Company did not recognize any benefit associated with the IEEPA tariff recoveries until realization was assured through receipt of the cash refunds. The refunds reduced cost of sales by approximately $5.3 and increased other income by approximately $0.2 for related interest. The Company also recorded an estimated reduction of revenue for amounts expected to be returned to certain customers in accordance with ASC 606. As a result, the net benefit recognized in gross profit was approximately $1.2.

Due to the fluidity of the tariff environment and potential subsequent changes to effective dates of certain tariffs, amounts of announced tariffs, and various exemptions for imports into the U.S. (especially in light of the recent decisions invalidating tariffs implemented under the IEEPA), we are unable to fully quantify the impact any tariffs will have on our results of operations when and if enacted. Our expectation, however, is to continue to leverage our regional production capabilities, source components from local suppliers, and take certain pricing actions, which we believe may mitigate the impact of higher tariff costs. We cannot provide any assurances that these or other actions that we take will be able to offset any or all tariff-related costs. Additionally, increased prices could impact demand for our products, including our ability to attract new customers or cause increases in existing customer attrition. If our attempts to mitigate tariff-related costs are not sufficient or executed in a timely manner, our business, results of operations, and our financial and/or operating costs may be adversely affected.

We export products from our U.S. locations to more than 40 countries. Our total U.S. exports were approximately $36.0 or 15.5% of total sales in the three months ended July 4, 2026. For the six months ended July 4, 2026, our total U.S. exports were approximately $81.0 or 17.6% of total sales.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products increased 3% during the first six months of 2026 compared to the first six months of the prior year while the U.S. index of orders of hydraulic products increased 18% during the same period. In Europe, the CEMA (European Agricultural Machinery Association) Business Barometer reported in June 2026 that the general business climate index for the European agricultural machinery industry has declined significantly, pushing the sector back into recession after just over a year. The decline is driven by notable deterioration in both the current business evaluation and turnover expectations.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports second quarter 2026 output of semiconductors and other electronics components increased from the prior quarter. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments were up 12.0% in June compared with the same month last year. PCB bookings in 2026 were up 31.5% in June compared to the prior year and June year to date bookings increased 29.0% for the same period last year. The book to bill ratio, calculated as the value of orders booked over the past three months divided by the value of sales in the same period, was above 1.3 for June 2026, indicating the strong demand environment that started the year continues. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments increased 6.7% in June compared to the prior year while being up 5.2% and 3.1% year over year in May and April, respectively. EMS bookings increased 29.3% in June year over year after increasing 28.7% and 4.6% in May and April, respectively, highlighting the sector's strong demand in the quarter.

2026 Second Quarter Results and Comparison of the Three Months Ended July 4, 2026, and June 28, 2025

(In millions, except per share data)

The following is a discussion of our second quarter of 2026 results of operations and liquidity and capital resources. Comparisons are with the corresponding reporting period of 2025, unless otherwise noted.

The following table presents our consolidated results of operations:

	Three Months Ended
	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales	$231.9	$212.5	$19.4	9.1%
Gross profit	$80.2	$67.5	$12.7	18.8%
Gross profit %	34.6%	31.8%
Operating income	$32.5	$21.9	$10.6	48.4%
Operating income %	14.0%	10.3%
Net income	$21.9	$11.4	$10.5	92.1%
Diluted net income per share	$0.66	$0.34	$0.32	168.0%

	Six Months Ended
	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales	$460.3	$408.0	$52.3	12.8%
Gross profit	$155.1	$127.4	$27.7	21.7%
Gross profit %	33.7%	31.2%
Operating income	$62.4	$39.0	$23.4	60.0%
Operating income %	13.6%	9.6%
Net income	$41.6	$18.6	$23.0	123.7%
Diluted net income per share	$1.25	$0.56	$0.69	123.7%

Second quarter consolidated net sales increased $19.4, 9.1%, above the prior-year first quarter. Changes in foreign currency exchange rates had a favorable impact on our second quarter sales of $2.9, 1.3%.

Consolidated net sales for the year-to-date period were higher by $52.3, 12.8%. Changes in foreign currency exchange rates had a favorable impact on our year-to-date quarter sales of $8.5, 1.8%.

Consolidated net sales for the three and six months ended July 4, 2026 included a $4.1 reduction resulting from expected customer credits associated with IEEPA tariff refunds.

Second quarter sales were positively impacted by increased demand across several of our end markets, including mobile, recreational, agriculture, and health and wellness end markets. Demand in the industrial end market decreased compared to the prior year period while sales focused on the marine category within recreational have remained depressed. Sales in the EMEA, Americas and APAC regions were up during the second quarter compared to the prior year. The year over year smaller increase in sales in the APAC region is due to the business disposed of in the Divestiture. Excluding the Divestiture related sales of $15.0 in the second quarter of 2025, sales in the APAC region increased more significantly compared to the prior year.

Second quarter gross profit increased $12.7, 18.8%, above the prior year second quarter primarily from the impact of higher volume and net tariff impacts. Gross margin increased by 280 basis points primarily due to higher fixed costs leverage on higher volume and net tariff impacts partially offset by higher material, freight, and utilities costs as well as higher direct labor costs as a percentage of sales. The increase in direct labor costs were attributed to increased overtime and benefit related expenses compared to the prior year period.

Year-to-date gross profit increased $27.7, 21.7%, while gross margin increased by 250 basis points primarily due to the impact of higher volume and net tariff impacts.

Gross profit for the three and six months ended July 4, 2026 included a $1.2 benefit related to IEEPA tariff refunds.

Second quarter operating income as a percentage of sales increased 370 basis points to 14.0%. The increase is due to the gross margin changes and lower operating expenses as a percentage of revenue. Operating expenses were $2.2 higher than the prior year period, mainly due to higher benefit costs, research & development expenses, and bad debt expense partially offset by lower wages and lower amortization. The higher amortization in the prior year period is primarily attributable to the HCEE restructuring activities in the prior year.

Year-to-date operating income as a percentage of sales increased 400 basis points to 13.6%. The increase is due to the gross margin changes and lower operating expenses as a percentage of revenue. Operating expenses were $4.3 higher than the prior year period, primarily from higher benefit costs, research & development expenses, travel expenses, marketing expenses, and bad debt expense, partially offset by lower wages and lower amortization.

Net interest expense decreased by $0.4 to $4.7 in the second quarter of 2026 primarily due to lower debt outstanding compared to the prior year period and a lower spread on our credit facility borrowings because of reduced leverage. Average net debt decreased to $273.9 during the second quarter of 2026 compared with $391.4 during the second quarter of 2025. Year to date interest expense totaled $9.8, a decrease of $4.6. Average net debt for the year-to-date period decreased to $296.3 compared with $394.3 during the prior-year period. The reduction in average net debt is due to the paying down of debt incurred from prior year acquisitions.

The provision for income taxes for the second quarter of 2026 was 22.1% of pretax income compared to 23.8% for the prior-year second quarter. The year-to-date provision was 22.6% and 23.7% of pretax income for 2026 and 2025, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which we sell our products.

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

SEGMENT RESULTS

Hydraulics

The following table presents the results of operations for the Hydraulics segment:

	Three Months Ended
	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales	$146.4	$140.9	$5.5	3.9%
Gross profit	$50.6	$46.5	$4.1	8.8%
Gross profit %	34.6%	33.0%
Operating income	$28.9	$25.0	$3.9	15.6%
Operating income %	19.7%	17.7%

	Six Months Ended
	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales	$285.6	$267.3	$18.3	6.8%
Gross profit	$94.9	$83.9	$11.0	13.1%
Gross profit %	33.2%	31.4%
Operating income	$52.3	$42.5	$9.8	23.1%
Operating income %	18.3%	15.9%

Second quarter net sales for the Hydraulics segment increased by $5.5, 3.9%, compared with the prior year second quarter. The increase in sales in the second quarter was driven by improved demand in the mobile and agriculture end markets. Prior year sales included $15.0 in sales related to the Divestiture. Changes in foreign currency exchange rates had a favorable impact of $2.4, 1.7%.

Year-to-date net sales for the Hydraulics segment increased by $18.3, 6.8%, compared with the prior year period. The increase in sales was driven by stronger demand in mobile and agriculture end markets. Changes in foreign currency exchange rates had an favorable impact of $7.7, 2.9%.

Net sales in the Hydraulics segment for the three and six months ended July 4, 2026 included a $2.9 reduction resulting from expected customer credits associated with IEEPA tariff refunds.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment:

	Three Months Ended
	July 4, 2026	June 28, 2025	$ Change	% Change
Americas	$57.2	$54.2	$3.0	5.5%
EMEA	51.8	46.1	5.7	12.4%
APAC	37.4	40.6	(3.2)	(7.8)%
Total	$146.4	$140.9

	Six Months Ended
	July 4, 2026	June 28, 2025	$ Change	% Change
Americas	$113.9	$104.1	$9.8	9.4%
EMEA	101.0	84.0	17.0	20.2%
APAC	70.7	79.2	(8.6)	(10.8)%
Total	$285.6	$267.3

Regional sales performance in the second quarter compared to the prior year quarter was driven by:

Americas - sales increased $2.9, 5.3%, primarily from stronger demand in the mobile end market.

EMEA - excluding favorable changes in foreign currency rates of $1.2, sales increased $4.5, 9.8%, driven by generally stronger demand in the mobile and agriculture end markets.

APAC - excluding favorable changes in foreign currency rates of $1.1, sales decreased $6.4, 15.7%. The primary driver of the year over year decline was the Divestiture.

Second quarter gross profit increased $4.1, 8.8% compared to the prior year first quarter primarily due to higher volume and net tariff impacts, partially offset by higher freight and energy costs. Gross margin improved 160 basis points, primarily due to the Divestiture and lower material costs partially offset by higher direct labor and variable overhead costs as a percentage of sales.

Year-to-date gross profit increased $11.0, 13.1%, primarily due to higher volume and net tariff impacts. Gross margin increased 180 basis points primarily due to the Divestiture and lower material costs as a percentage of sales partially offset by higher direct labor and variable overhead costs as a percentage of sales.

Gross profit in the Hydraulics segment for the three and six months ended July 4, 2026 included a $0.8 benefit related to IEEPA tariff refunds.

Operating income as a percentage of sales increased 200 basis points to 19.7% in the second quarter of 2026 due to the gross margin level improvement and fixed cost leverage as a result of higher volume. Operating expenses were $0.4 higher than the prior year period, primarily due to higher benefit costs and research and development expenses.

Year-to-date operating income as a percentage of sales increased 240 basis points to 18.3% compared to the prior year period. This is primarily due to higher gross margin and higher fixed cost leverage as a result of higher volume. Operating expenses increased by $1.3 year over year primarily due to an increase in benefit costs and research and development expenses.

Electronics

The following table presents the results of operations for the Electronics segment:

	Three Months Ended
	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales	$85.5	$71.6	$13.9	19.4%
Gross profit	$29.6	$21.0	$8.6	41.0%
Gross profit %	34.6%	29.3%
Operating income	$11.2	$5.9	$5.3	89.8%
Operating income %	13.1%	8.2%

	Six Months Ended
	July 4, 2026	June 28, 2025	$ Change	% Change
Net sales	$174.7	$140.7	$34.0	24.2%
Gross profit	$60.2	$43.5	$16.7	38.4%
Gross profit %	34.5%	30.9%
Operating income	$25.4	$13.9	$11.5	82.7%
Operating income %	14.5%	9.9%

Second quarter net sales for the Electronics segment increased $13.9, 19.4%, compared with the prior year period. Compared to the prior year period, the second quarter sales increase was driven by the recreational, health and wellness, and mobile end markets. Sales in the industrial end markets increased slightly, while sales to the agriculture end market decreased slightly. Changes in foreign currency exchange rates had $0.5 impact.

Year-to-date net sales for the Electronics segment increased $34.0, 24.2%, compared with the prior year period. Overall strength in the recreational, health and wellness, mobile, and industrial end markets more than offset the slight decrease in agricultural end markets. Changes in foreign currency exchange rates had $0.8 impact.

Net sales in the Electronics segment for the three and six months ended July 4, 2026 included a $1.2 reduction resulting from expected customer credits associated with IEEPA tariff refunds.

The following table presents net sales based on the geographic region of the sale for the Electronics segment:

	Three Months Ended
	July 4, 2026	June 28, 2025	$ Change	% Change
Americas	$63.0	$53.7	$9.4	17.5%
EMEA	9.1	8.5	0.6	7.1%
APAC	13.4	9.4	4.0	42.4%
Total	$85.5	$71.6

	Six Months Ended
	July 4, 2026	June 28, 2025	$ Change	% Change
Americas	$135.0	$110.4	$24.6	22.3%
EMEA	17.7	14.7	3.0	20.5%
APAC	22.0	15.6	6.4	40.7%
Total	$174.7	$140.7

Sales increased across most end markets in both the Americas and EMEA regions in the second quarter and year-to-date period. APAC sales increased over the comparable second quarter and year-to-date period in APAC driven by the health and wellness end market.

Second quarter gross profit increased $8.6, 41.0% compared to the prior year second quarter, primarily due to higher volume and net tariff impacts. Gross margin improved 530 basis points, primarily due to the impact of higher fixed costs leverage on higher volume, lower direct labor costs as a percentage of sales, and lower material costs as a percentage of sales, partially offset by unfavorable customer mix. The prior year period included a $2.4 freight and duties expense related to a product import classification change.

Year-to-date gross profit increased $16.6, 38.2%, primarily due to higher volume in current year and net tariff impacts. Gross margin increased 350 basis points over the same period to 34.4%, primarily due to the impact of higher fixed costs leverage on higher volume, lower direct labor costs as a percentage of sales, and lower material costs as a percentage of sales, partially offset by an unfavorable customer mix.

Gross profit in the Electronics segment for the three and six months ended July 4, 2026 included a $0.4 benefit related to IEEPA tariff refunds.

Operating income as a percentage of sales increased 490 basis points to 13.1% in the second quarter of 2026 compared to the prior year period due to the higher gross margin partially offset by an increase in operating expenses as a percentage of sales. Operating expenses were $3.3 higher than the prior year period primarily due to an increase in benefit costs, research and development expenses, and bad debt expense.

Year-to-date operating income as a percentage of sales increased 460 basis points to 14.5% compared to the prior year period. This is primarily due to higher gross margin and higher fixed cost leverage as a result of higher volume. Operating expenses increased by $5.3 year over year primarily due to an increase in benefit costs, research and development expenses and bad debt expense.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the second quarter of 2026, these costs totaled $7.6 for amortization of acquisition-related intangible assets of $7.5 and $0.1 for costs related to the divestiture and officer transition costs. Compared to the second quarter of 2025, these costs decreased by $1.4, primarily due to reduction of amortization related to acquired intangible assets and officer transition costs. Year-to-date, corporate and other costs totaled $15.3 for amortization of acquisition related intangible assets of $15.1 and $0.2 related to the divestiture and officer transition costs. This compared to $17.4 in the 2025 year-to-date period that included amortization of acquisition related intangible assets of $16.5, $0.5 for officer transition costs, and $0.4 for divestiture activities.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. We also use borrowings on our credit facilities to fund acquisitions. During the first six months of 2026, cash provided by operating activities totaled $65.8. At the end of the second quarter, we had $68.0 of available cash and cash equivalents on hand and $393.8 of available credit on our revolving credit facilities. We also have a $400.0 accordion feature available under our Third Amended and Restated Credit Agreement, subject to certain pro forma compliance requirements, that is intended to support potential future acquisitions.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Six Months Ended
	July 4, 2026	June 28, 2025	$ Change
Net cash provided by operating activities	$65.8	$56.0	$9.8
Net cash used in investing activities	(19.2)	(13.2)	(6.0)
Net cash used in financing activities	(50.6)	(38.5)	(12.1)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	4.6	(5.6)
Net (decrease) increase in cash and cash equivalents	$(5.0)	$8.9	$(13.9)

Cash on hand decreased $5.0 in the first two quarters of 2026 to $68.0 as of July 4, 2026. Changes in exchange rates during the six months ended July 4, 2026, negatively impacted cash and cash equivalents $1.0. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting cash in the Company and paying down borrowings on our credit facilities.

Operating activities

Year-to-date cash from operations increased by $9.8 to $65.8. Cash earnings (calculated as net income plus adjustments to reconcile net income to net cash provided by operating activities, excluding changes in net operating assets and liabilities) increased by $24.7 in the first two quarters of 2026 compared to the same period in 2025. Changes in net operating assets and liabilities negatively impacted cash flow by $15.0 in the second quarter, compared to the prior year period, primarily from a higher increase in accounts receivable and inventory, a smaller increase in accounts payable partially and offset by an increase in other current assets driven by prepayments. Changes in inventory decreased cash by $7.9 in comparison to an increase of cash by $1.7 in the first two quarters of 2026 and 2025, respectively. Days of inventory on hand decreased to 115 days as of July 4, 2026, compared with 130 days as of June 28, 2025. Changes in accounts receivable reduced cash by $27.3 and $23.4 in the first two quarters of 2026 and 2025, respectively. Days sales outstanding decreased slightly to 55 days as of July 4, 2026, compared with 62 days as of June 28, 2025. Changes in accounts payable increased cash by $13.0 and $21.4 in the first two quarters of 2026 and 2025, respectively. Days payables outstanding increased to 53 days in 2026 from 53 days in 2025.

Investing activities

Cash used in investing activities totaled $19.2 in the first two quarters of 2026, compared to $13.2 in the first two quarters of the prior year. The year-over-year increase reflects an increase in capital expenditures to support organic growth opportunities.

Capital expenditures totaled $18.0, 3.9%, of sales for the first two quarters of 2026, an increase of $6.5 over the prior year comparable period. Capital expenditures for 2026 are forecasted to be approximately 3.8% to 4.8% of sales, for investments in machinery and equipment, improvements to manufacturing technology and maintaining or replacing existing machine capabilities.

Financing activities

Net cash used in financing activities totaled $50.6 during the first two quarters of 2026, compared to $38.5 in the same period of the prior year. In the first two quarters of 2026, repayments, net of borrowings, totaled $33.1 compared to $25.6 in the first two quarters of 2025.

Borrowings on our term loans and revolving credit facilities as of July 4, 2026, totaled $226.9 and $105.4, respectively. See Note 9 - Credit Facilities, for additional information regarding our credit facilities.

Scheduled principal payments under the Term Loan Facility were payable in quarterly installments beginning on September 28, 2024 and continuing on the last day of each following fiscal quarter, beginning at $3.75 before increasing to $5.6 in June 2026 and $7.5 in June 2028. The Company voluntarily prepaid all principal amounts scheduled to be due in 2026, 2027 and a portion of the principal amounts scheduled to be due in 2028. As a result, the remaining scheduled principal payments due in 2028 are $20.6. All remaining principal is due on the maturity date of June 25, 2029.

During the second quarter of 2026, we declared a quarterly cash dividend of $0.12 per share payable on July 24, 2026, to shareholders of record as of July 10, 2026. The declaration and payment of future dividends is subject to the sole discretion of the Board of Directors of the Company (the "Board"), and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board.

Share Repurchase Program

On February 20, 2025, the Board approved and publicly announced a multi-year share repurchase program (the "Share Repurchase Program"), authorizing the Company to repurchase up to $100.0 of our outstanding common stock. The Company may purchase shares at management’s discretion from time to time in the open market, through privately negotiated transactions, through investment banking institutions or through other means in accordance with applicable federal securities laws, including Rule 10b5-1 trading plans. To the extent that the Company repurchases its shares, the amount and timing of any repurchases are subject to a variety of factors including, but not limited to, general business and market conditions, share price, regulatory and legal requirements and capital availability. The program does not obligate the Company to acquire a minimum number of shares. We expect the Share Repurchase Program to be funded with cash on hand and cash generated from operations. During the six months ended July 4, 2026, the Company repurchased 149,378 shares of its common stock for $10.7, including applicable excise tax to be paid in a future period. As of July 4, 2026, the Company has repurchased a total of 479,378 shares of its common stock for $24.3, including applicable $0.1 excise tax, and has $75.9 of remaining availability to repurchase outstanding common stock under its Share Repurchase Program.

Off Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any material changes made during the first six months of 2026, are disclosed in Note 2 of the Notes to the Consolidated Unaudited Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our term loans and revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of July 4, 2026, we had $105.4 in borrowings outstanding under the revolving credit facility and $226.9 in borrowings outstanding under the term loans. Based on our level of variable rate debt outstanding during the quarter ended July 4, 2026, a one percentage point increase or decrease in the average interest rate would have an impact on our annual financing costs over the next twelve months of approximately $3.6.

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. Except as described above, there were no material changes during the six months ended July 4, 2026.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides details of the Company's share repurchases of its common stock during the second quarter of 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Maximum Number of Shares That May Yet be Repurchased Under the Plans or Programs (in millions)(4)
April 5, 2026 - May 2, 2026	21,479	$66.79	21,479	$80.4
May 3, 2026 - May 30, 2026	7,899	$65.84	7,899	$79.9
May 31, 2026 - July 4, 2026	50,000	$81.05	50,000	$75.9
Total	79,378		79,378

(1) 479,378 total shares repurchased as of July 4, 2026. No shares were purchased during the quarter that were not part of a publicly announced program.
(2) Average price paid per share excludes commission fees and a 1% excise tax imposed by the Inflation Reduction Act of 2022.
(3) These shares, once repurchased are held as treasury stock by the Company.
(4) On February 20, 2025, the Board approved a multi-year share repurchase program (the "Share Repurchase Program"), authorizing the Company to repurchase up to $100.0 of our outstanding common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the quarter ended July 4, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, as that term is defined in item 408 of Regulation S-K.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

10.1+	Form of Restricted Stock Unit and Stock Option Agreement for officers and employees (filed herewith).

10.12	Helios Technologies, Inc. 2023 Equity Incentive Plan (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on May 4, 2026).

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2026, has been formatted in Inline XBRL.

+ Executive management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2026	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Sean Bagan
Sean Bagan
President and Chief Executive Officer (Principal Executive Officer )

Date: August 11, 2026
	By:	/s/ Jeremy Evans
Jeremy Evans
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)