Form 10-Q
period 2026-10-03
HELIOS TECHNOLOGIES, INC.
filed 2026-11-06
CIK 1024795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-40935

HELIOS TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	59-2754337
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7456 16th St E SARASOTA, Florida	34243
(Address of Principal Executive Offices)	(Zip Code)

(941)362-1200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.001 Par Value	HLIO	The New York Stock Exchange

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

The registrant had 32,659,598 shares of common stock, par value $.001, outstanding as of October 23, 2026.

Helios Technologies, Inc.

INDEX

For the quarter ended

October 3, 2026

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Helios Technologies, Inc.

Condensed Consolidated Balance Sheets

(unaudited and in millions, except share and per share data)

	October 3, 2026	January 3, 2026
Assets
Current assets:
Cash and cash equivalents	$72.6	$73.0
Accounts receivable, net of allowance for credit losses of $3.5 and $1.4	137.5	116.0
Inventories, net	206.0	188.6
Income taxes receivable	10.9	15.4
Other current assets	24.5	21.9
Total current assets	451.5	414.9
Property, plant and equipment, net	207.1	206.6
Deferred income taxes	2.2	1.9
Goodwill	487.4	498.1
Other intangible assets, net	340.9	369.9
Other assets	25.1	23.1
Total assets	$1,514.2	$1,514.5
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$95.5	$75.6
Accrued compensation and benefits	25.1	23.3
Other accrued expenses and current liabilities	31.1	23.0
Current portion of long-term non-revolving debt, net	—	5.4
Dividends payable	3.9	3.0
Income taxes payable	16.7	12.9
Total current liabilities	172.3	143.2
Revolving lines of credit	101.3	105.5
Long-term non-revolving debt, net	226.2	256.2
Deferred income taxes	50.0	52.4
Other noncurrent liabilities	23.7	25.7
Total liabilities	573.5	583.0
Note 15 - Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $0.001, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 33,508,023 and 33,382,332 shares issued; 32,773,053 and 33,052,332 outstanding at October 3, 2026 and January 3, 2026, respectively	—	—
Capital in excess of par value	450.4	442.9
Retained earnings	586.4	539.1
Accumulated other comprehensive loss	(52.3)	(36.9)
Treasury stock, at cost, 734,970 and 330,000 shares, respectively	(43.8)	(13.6)
Total shareholders' equity	940.7	931.5
Total liabilities and shareholders' equity	$1,514.2	$1,514.5

See accompanying notes to condensed consolidated financial statements.

Helios Technologies, Inc.

Condensed Consolidated Statements of Operations

(unaudited and in millions, except per share data)

	Three Months Ended
	October 3, 2026	September 27, 2025
Net sales	$229.7	$220.3
Cost of sales	153.5	147.3
Gross profit	76.2	73.0
Selling, engineering and administrative expenses	40.6	38.2
Amortization of intangible assets	7.5	7.6
Goodwill impairment	—	25.9
Operating income	28.1	1.3
Interest expense, net	4.7	6.9
Foreign currency transaction (gain) loss, net	(0.4)	0.6
Other non-operating expense (income), net	0.3	(19.0)
Income before income taxes	23.5	12.8
Income tax provision	5.9	2.5
Net income	$17.6	$10.3

Net income per share:
Basic	$0.54	$0.31
Diluted	$0.53	$0.31

Weighted average shares outstanding:
Basic	32.9	33.1
Diluted	33.0	33.3

Dividends declared per share	$0.12	$0.09

See accompanying notes to condensed consolidated financial statements.

Helios Technologies, Inc.

Condensed Consolidated Statements of Operations

(unaudited and in millions, except per share data)

	Nine Months Ended
	October 3, 2026	September 27, 2025
Net sales	$690.0	$628.2
Cost of sales	458.7	427.9
Gross profit	231.3	200.3
Selling, engineering and administrative expenses	118.2	110.0
Amortization of intangible assets	22.6	24.1
Goodwill impairment	—	25.9
Operating income	90.5	40.3
Interest expense, net	14.5	21.3
Foreign currency transaction (gain) loss, net	(0.9)	1.2
Other non-operating (income), net	(0.3)	(19.4)
Income before income taxes	77.2	37.2
Income tax provision	18.0	8.3
Net income	$59.2	$28.9

Net income per share:
Basic	$1.79	$0.87
Diluted	$1.79	$0.87

Weighted average shares outstanding:
Basic	33.0	33.2
Diluted	33.1	33.3

Dividends declared per share	$0.36	$0.27

See accompanying notes to condensed consolidated financial statements.

Helios Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited and in millions)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income	$17.6	$10.3	$59.2	$28.9
Other comprehensive income
Foreign currency translation adjustments, net of tax	(4.1)	0.3	(15.5)	38.2
Unrealized gain on interest rate swaps, net of tax	—	—	0.1	—
Total other comprehensive (loss) income	(4.1)	0.3	(15.4)	38.2
Comprehensive income	$13.5	$10.6	$43.8	$67.1

See accompanying notes to condensed consolidated financial statements.

Helios Technologies, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

Three Months Ended

(unaudited and in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive	Treasury	Treasury
	shares	stock	shares	stock	par value	earnings	loss	shares	stock	Total
Balance at July 4, 2026	—	$—	33.5	$—	$448.1	$572.7	$(48.2)	0.5	$(24.3)	$948.3
Shares issued, restricted stock					—					—
Shares issued, ESPP					0.5					0.5
Stock-based compensation					1.9					1.9
Cancellation of shares for payment of employee tax withholding					(0.1)					(0.1)
Shares repurchased								0.2	(19.5)	(19.5)
Dividends declared						(3.9)				(3.9)
Net income						17.6				17.6
Other comprehensive loss							(4.1)			(4.1)
Balance at October 3, 2026	—	$—	33.5	$—	$450.4	$586.4	$(52.3)	0.7	$(43.8)	$940.7

Balance at June 28, 2025	—	$—	33.3	$—	$440.7	$515.2	$(37.7)	0.2	$(6.5)	$911.7
Shares issued, restricted stock			0.1							—
Shares issued, ESPP					0.5					0.5
Stock-based compensation					0.9					0.9
Cancellation of shares for payment of employee tax withholding					(0.2)					(0.2)
Shares repurchased								0.1	(2.7)	(2.7)
Dividends declared						(3.0)				(3.0)
Net income						10.3				10.3
Other comprehensive income							0.3			0.3
Balance at September 27, 2025	—	$—	33.4	$—	$441.9	$522.6	$(37.4)	0.3	$(9.2)	$917.9

See accompanying notes to condensed consolidated financial statements.

Helios Technologies, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

Nine Months Ended

(unaudited and in millions)

							Accumulated
					Capital in		other
	Preferred	Preferred	Common	Common	excess of	Retained	comprehensive	Treasury	Treasury
	shares	stock	shares	stock	par value	earnings	loss	shares	stock	Total
Balance at January 3, 2026	—	$—	33.4	$—	$442.9	$539.1	$(36.9)	0.3	$(13.6)	$931.5
Shares issued, restricted stock			0.1		0.3					0.3
Shares issued, ESPP					1.5					1.5
Stock-based compensation					6.1					6.1
Cancellation of shares for payment of employee tax withholding					(0.4)					(0.4)
Shares repurchased								0.4	(30.2)	(30.2)
Dividends declared						(11.9)				(11.9)
Net income						59.2				59.2
Other comprehensive loss							(15.4)			(15.4)
Balance at October 3, 2026	—	$—	33.5	$—	$450.4	$586.4	$(52.3)	0.7	$(43.8)	$940.7

Balance at December 28, 2024	—	$—	33.3	$—	$437.4	$502.6	$(75.6)	—	$—	$864.4
Shares issued, restricted stock			0.1							—
Shares issued, ESPP					1.4					1.4
Stock-based compensation					3.8					3.8
Cancellation of shares for payment of employee tax withholding					(0.7)					(0.7)
Shares repurchased								0.3	(9.2)	(9.2)
Dividends declared						(9.0)				(9.0)
Net income						28.9				28.9
Other comprehensive income							38.2			38.2
Balance at September 27, 2025	—	$—	33.4	$—	$441.9	$522.6	$(37.4)	0.3	$(9.2)	$917.9

See accompanying notes to condensed consolidated financial statements.

Helios Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended

(unaudited and in millions)

	Nine Months Ended
	October 3, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$59.2	$28.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.6	47.8
Loss on disposal of assets	0.1	0.1
(Gain) on sale of business, net of CTA Loss	(0.4)	(18.8)
Goodwill impairment	—	25.9
Stock-based compensation expense	6.1	3.8
Amortization of debt issuance costs	0.5	0.5
(Benefit) provision for deferred income taxes	(2.2)	0.5
Forward contract losses, net	—	0.5
Other, net	3.7	0.6
(Increase) decrease in:
Accounts receivable, net	(24.1)	(35.4)
Inventories	(20.9)	1.0
Income taxes receivable	4.4	3.5
Other current assets	(3.1)	1.7
Other assets	1.6	3.7
Increase (decrease) in:
Accounts payable	20.9	20.3
Accrued expenses and other liabilities	11.8	3.8
Income taxes payable	4.0	(4.3)
Other noncurrent liabilities	(1.5)	(2.8)
Net cash provided by operating activities	105.7	81.3
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1.7)	—
Divestiture of Business, net of cash used	0.4	(1.6)
Capital expenditures	(25.5)	(18.2)
Proceeds from dispositions of property, plant and equipment	—	0.2
Software development costs	(2.2)	(2.0)
Net cash used in investing activities	(29.0)	(21.6)
Cash flows from financing activities:
Borrowings on revolving credit facilities	137.5	41.1
Repayment of borrowings on revolving credit facilities	(137.5)	(61.4)
Repayment of borrowings on long-term non-revolving debt	(35.6)	(11.9)
Proceeds from stock issued	1.9	1.4
Purchase of Treasury stock	(30.1)	(9.2)
Dividends to shareholders	(10.9)	(9.0)
Payment of employee tax withholding on equity award vestings	(0.4)	(0.7)
Other financing activities	(1.4)	(1.4)
Net cash used in financing activities	(76.5)	(51.1)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	2.2
Net (decrease) increase in cash and cash equivalents	(0.4)	10.8
Cash and cash equivalents, beginning of period	73.0	44.1
Cash and cash equivalents, end of period	$72.6	$54.9

See accompanying notes to condensed consolidated financial statements.

HELIOS TECHNOLOGIES, INC.

CONDENSED NOTES TO THE CONSOLIDATED, UNAUDITED FINANCIAL STATEMENTS

(Currencies in millions, except per share data)

1. COMPANY BACKGROUND

Helios Technologies, Inc. (“Helios,” the “Company,” “we,” “us,” or “our”) together with its wholly-owned subsidiaries, is a global leader in highly engineered motion control and electronic controls technology, providing premium products that ensure safety, reliability, and seamless connectivity to diverse end markets including agriculture, construction, data centers, energy, health and wellness, industrial, marine, material handling, and recreational vehicles. Helios sells its products to customers in over 80 countries around the world. Its strategy is to be a diversified, customer-centric global enterprise distinguished by innovation, operational speed, and a high-performance culture.

The Company operates under two reportable segments: Hydraulics and Electronics. There are two key technologies within the Hydraulics segment: motion control technology (“MCT”) and fluid conveyance technology (“FCT”). Our MCT products provide simultaneous control of acceleration, velocity and position. MCT includes our cartridge valve technology where we pioneered a fundamentally different design platform employing a floating nose construction that results in a self-alignment characteristic. This design provides better performance and reliability advantages compared with most competitors’ product offerings. Our cartridge valves are offered in several size ranges and include both electrically actuated and hydro-mechanical products. They are designed to operate reliably at higher pressures than most competitors products, making them suitable for both industrial and mobile applications. Our FCT products transfer hydraulic and other fluids from one point to another. FCT includes our quick release coupling products, which allow users to connect and disconnect quickly from any fluid circuit without leakage and ensure high-performance under high temperature and pressure using one or multiple couplers. The Electronics segment designs and manufactures customized electronic controls systems, displays, wire harnesses, and software solutions . The broad range of products can be aggregated to provide complete, fully-tailored display and control solutions for engines, engine-driven equipment, specialty vehicles, therapy baths and traditional and swim spas.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our summary of significant accounting policies is included in Note 2 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 (“Form 10-K”), filed by Helios with the Securities and Exchange Commission on March 3, 2026. There have been no significant changes to our significant accounting policies since the filing of our Form 10-K.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for consolidated financial statements are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Form 10-K. In management’s opinion, all adjustments necessary for a fair statement of the Company’s financial position are reflected in the interim periods presented. Operating results for the nine months ended October 3, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ended January 2, 2027.

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

Capitalized Software Development Costs

The Company sells certain products that contain embedded software that is integral to the functionality of the products. Internal and external costs incurred for developing this software are charged to expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the products are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of accumulated amortization, were $14.4 and $13.2 at October 3, 2026, and January 3, 2026, respectively, and are included in Other assets in the Condensed Consolidated Balance Sheets. For the nine months ended October 3, 2026 and September 27, 2025 amortization expense of Capitalized software development costs were $1.4 and $1.5, respectively, and are included in Cost of sales in the Condensed Consolidated Statements of Operations.

Earnings Per Share

The following table presents the computation of basic and diluted earnings per common share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net income	$17.6	$10.3	$59.2	$28.9

Weighted average shares outstanding - Basic	32.9	33.1	33.0	33.2
Net effect of dilutive securities - Stock based compensation	0.1	0.2	0.1	0.1
Weighted average shares outstanding - Diluted	33.0	33.3	33.1	33.3

Net income per share:
Basic	$0.54	$0.31	$1.79	$0.87
Diluted	$0.53	$0.31	$1.79	$0.87

Basic and diluted earnings per share is calculated by dividing net earnings by the coinciding weighted average number of shares outstanding. Our calculation of diluted earnings per share includes the impact of the assumed vesting of outstanding restricted stock units and dilutive stock options, based on the treasury stock method and includes performance-based stock options only when the related performance conditions would have been satisfied had the end of the reporting period been the end of the performance period. At October 3, 2026, there were 98,136 stock options excluded from the diluted earnings per share calculation as they would have been anti-dilutive and 114,699 performance-based stock options excluded as the related cumulative performance conditions had not been achieved.

Recently Adopted Accounting Standard

There were no accounting standards adopted during the nine months ended October 3, 2026 that had a material impact on the Company’s condensed consolidated financial statements.

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

Management reviewed other accounting standards issued but not yet effective as of October 3, 2026 and does not expect their adoption to have a material impact on the Company's condensed consolidated financial statements or disclosures.

3. BUSINESS COMBINATIONS

Acquisition of Radio Sound, Inc.

On September 8, 2026, the Company’s subsidiary, Enovation Controls, LLC, acquired substantially all of the operating assets and assumed certain liabilities of Radio Sound, Inc. (“Radio Sound”), a Kentucky-based designer and manufacturer of audio and electronic products, under an Asset Purchase Agreement. The acquisition adds advanced audio system technology and design capabilities and supports a new multi-year customer contract in the recreational end market. Radio Sound’s results are reported in the Electronics segment from the acquisition date.

Cash consideration totaled $1.7, subject to a customary working capital adjustment. The Company recorded $0.8 of customer relationship intangible assets and $0.9 of net working capital. No goodwill was recognized. The purchase price allocation is preliminary and may be revised during the measurement period. Certain disclosures have not been presented as the effect of the acquisition was not material to the Company’s financial results.

Divestiture of Custom Fluidpower Pty. Ltd

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

As of October 3, 2026, the Company continues to hold a receivable of $2.0 AUD for proceeds that were held back from initial funding and are to be paid no later than two years from the completion of the transaction. The hold back amount is not held in escrow and not subject to interest. It is not contingent on any performance obligation, but will be used to settle claims made by the buyer per the terms of the purchase agreement for a matter that existed pre-close, provided the Company agrees or the matter is resolved through arbitration. No claims have been identified as of the period end date and future claims are not probable or estimable. Therefore, no provision has been made for potential claims. This receivable is presented within Other assets on the Condensed Consolidated Balance Sheet for the period ending October 3, 2026. There was no impact on the Company’s cash flows in the current period.

For the three and nine months ended September 27, 2025, the Company recognized a pre-tax gain on the Divestiture of $18.8, net of costs to sell of $0.3 and including a $2.2 reclassification of cumulative translation adjustment from accumulated other comprehensive loss to earnings, within Other non-operating expense (income), net. The gain was not included in Hydraulics segment results.

CFP was included in continuing operations through the completion date of the Divestiture, because the sale did not meet the criteria to be reported as discontinued operations under ASC 205-20. For the three and nine months ended September 27, 2025, pre-tax income of the disposal group, excluding the reclassification of cumulative translation adjustment, was $0.6 and $2.3, respectively.

Certain disclosures have not been presented as the effects of the Divestiture were not material to the Company's financial results.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's only assets or liabilities measured at fair value on a recurring basis are the contingent consideration liability related to the acquisition of Balboa Water Group, classified within Level 3 of the fair value hierarchy.

The fair value of this liability as of October 3, 2026 and January 3, 2026 was $0.4, respectively.

5. INVENTORIES, NET

At October 3, 2026, and January 3, 2026, inventory consisted of the following:

	October 3, 2026	January 3, 2026
Raw materials	$116.2	$106.9
Work in process	55.6	50.5
Finished goods	47.4	43.1
Provision for obsolete and slow-moving inventory	(13.2)	(11.9)
Total	$206.0	$188.6

6. OPERATING LEASES

The Company leases machinery, equipment, vehicles, buildings and office space, throughout its locations, which are classified as operating leases. Remaining terms on these leases range from less than one year to nine years. For the nine months ended October 3, 2026, and September 27, 2025, operating lease costs totaled $6.1 and $6.2, respectively.

Supplemental balance sheet information related to operating leases is as follows:

	October 3, 2026	January 3, 2026
Right-of-use assets	$15.9	$17.6
Lease liabilities:
Current lease liabilities	$3.6	$3.8
Non-current lease liabilities	13.9	15.3
Total lease liabilities	$17.5	$19.1

Weighted average remaining lease term (in years):	5.1
Weighted average discount rate:	4.2%

Right-of-use assets are included in Other assets, current lease liabilities are included in Other accrued expenses and current liabilities, and non-current lease liabilities are included in Other noncurrent liabilities on the Company's Condensed Consolidated Balance Sheets.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	October 3, 2026	September 27, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6.1	$7.9
Non-cash impact of new leases and lease modifications	$2.8	$2.1

Maturities of lease liabilities as of October 3, 2026, are as follows:

2026 Remaining	$1.6
2027	3.9
2028	3.5
2029	3.5
2030	3.4
2031	2.9
Thereafter	1.9
Total lease payments	20.7
Less: Imputed interest	(3.2)
Total lease obligations	17.5
Less: Current lease liabilities	(3.6)
Non-current lease liabilities	$13.9

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill by segment for the nine months ended October 3, 2026, is as follows:

	Hydraulics	Electronics	Total
Balance at January 3, 2026	$312.1	$186.0	$498.1
Currency translation	(10.8)	0.1	(10.7)
Balance at October 3, 2026	$301.3	$186.1	$487.4
Accumulated impairments	31.9	25.9	57.8

The Company tests goodwill for impairment at the reporting unit level annually as of the third quarter period end date, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company performed its 2026 annual goodwill impairment test as of October 3, 2026 using a qualitative assessment and concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying value. Accordingly, no impairment was recorded during the three and nine months ended October 3, 2026.

During the third quarter of 2025, the Company concluded that the estimated fair value of the i3 Product Development (“i3PD”) reporting unit was less than its carrying value. As a result, the Company recorded a goodwill impairment charge of $25.9, representing the full amount of goodwill of the i3PD reporting unit, in the three and nine months ended September 27, 2025.

Acquired Intangible Assets

At October 3, 2026, and January 3, 2026, acquired intangible assets consisted of the following:

	October 3, 2026			January 3, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles:
Trade names and brands	$94.7	$(38.0)	$56.7	$95.8	$(34.5)	$61.3
Technology	53.9	(40.3)	13.6	54.7	(36.8)	17.9
Supply agreement	21.0	(20.7)	0.3	21.0	(19.1)	1.9
Customer relationships	392.8	(122.5)	270.3	400.3	(111.5)	288.8
	$562.4	$(221.5)	$340.9	$571.8	$(201.9)	$369.9

Intangible assets that were fully amortized as of the end of fiscal year 2025, with a gross carrying amount and accumulated amortization of $8.2, have been excluded from the table above for both periods presented. The net carrying amount of intangible assets as of January 3, 2026 is unchanged. Amortization expense on acquired intangible assets for the nine months ended October 3, 2026, and September 27, 2025, was $22.6 and $24.1, respectively, reflected in Amortization of intangible assets in the Condensed Consolidated Statements of Operations. Additionally, $0.2 and $0.5 of acquired amortization expense for the three and nine months ended October 3, 2026, respectively, was reflected in Cost of sales in the Condensed Consolidated Statement of Operations.

Future estimated total amortization expense is presented below.

Year:
2026 Remaining	$7.3
2027	27.1
2028	26.8
2029	24.9
2030	24.1
2031	23.0
Thereafter	207.7
Total	$340.9

In January 2025, the Company began restructuring the Helios Center of Engineering Excellence (“HCEE”), ceasing operations at its San Antonio office at the end of the second quarter of 2025. As a result, the remaining net book value of the HCEE workforce intangible asset was amortized through June 2025, resulting in $0.8 amortization expense in the nine months ending September 27, 2025 associated with this intangible asset.

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

Interest Rate Swap Contracts

At October 3, 2026 and September 27, 2025, the Company had no active interest rate swap contracts. Previously, the Company had entered into interest rate swap transactions to hedge the variable interest rate payments on its credit facilities. In connection with these transactions, the Company paid interest based upon a fixed rate as agreed upon with the respective counterparties and received variable rate interest payments. The interest rate swaps were designated as hedging instruments and were accounted for as cash flow hedges. In June 2024, the Company's interest rate swap agreements were terminated in connection with its debt refinancing activities. Upon termination of these effective interest rate swaps designated as a cash flow hedges, the Company received proceeds of $7.1. At October 03, 2026, $5.4 was amortized from accumulated other comprehensive income into earnings as a reduction of interest expense. The remaining $1.7 will be amortized through 2028, of which $1.4, net of $0.3 of taxes, is recorded in accumulated other comprehensive loss.

Foreign Currency Forward Contracts

At October 3, 2026, the Company had no active foreign currency forward contracts outstanding. At September 27, 2025, the Company had a $0.5 liability, recorded within Other current liabilities, related to foreign currency forward exchange rate contracts.

Net Investment Hedge

The Company utilizes foreign currency denominated debt to hedge currency exposure in foreign operations. The Company has designated €90.0 of borrowings on the revolving credit facility as a net investment hedge of a portion of the Company’s European operations. The carrying value of the euro denominated debt totaled $101.3 as of October 3, 2026, and is included in the Revolving lines of credit line item in the Condensed Consolidated Balance Sheets. The gain on the net investment hedge recorded in Accumulated other comprehensive loss as part of the currency translation adjustment was $3.1, net of $1.1 of taxes, for the nine months ended October 3, 2026.

9. CREDIT FACILITIES

Total debt consists of the following:

	Maturity Date	October 3, 2026	January 3, 2026
Term Loan Facility	June 2029	226.9	262.5
Revolving Credit Facility	June 2029	$101.3	$105.5
Total debt outstanding		328.2	368.0
Less: current maturities		—	5.4
Less: unamortized debt issuance costs		0.7	0.9
Total long-term debt, net		$327.5	$361.7

Future maturities of total debt are as follows:

Year:
2026 Remaining	$—
2027	—
2028	20.6
2029	307.6
Total	$328.2

Term Loans and Line of Credit with PNC Bank

On June 25, 2024, the Company entered into the Third Amended and Restated Credit Agreement with PNC Bank which extended the debt maturity to June 2029, maintained the $300.0 million term loan facility, increased revolving commitments to $500.0 million, and provided for an accordion feature of up to $400.0 million.

At October 3, 2026, outstanding borrowings consisted of $226.9 million under the term loan facility and $101.3 million under the revolving credit facility, resulting in total debt of $328.2 million. Available borrowing capacity under the revolving credit facility was $398.0 million.

During 2026, the Company voluntarily prepaid all scheduled principal payments due in 2026, 2027, and a portion of the payments due in 2028. As a result, no debt maturities are due in the remainder of 2026 or 2027 and scheduled principal payments due in 2028 total $20.6. All remaining principal balance is due at maturity in June 2029.

To hedge foreign currency exposure associated with certain foreign operations, €90.0 million of revolving credit facility borrowings are denominated in euros and designated as a net investment hedge. See Note 8, Derivative Instruments and Hedging Activities, for additional information.

The credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the Company to maintain maximum leverage and minimum interest coverage ratios. As of October 3, 2026, the Company was in compliance with all debt covenants.

The consolidated effective interest rate on the Company's credit agreements at October 3, 2026, was 5.0%. Interest expense recognized, excluding interest rate swap activity, during the nine months ended October 3, 2026, and September 27, 2025, totaled $14.5 and $21.3, respectively.

10. INCOME TAXES

The provision for income taxes for the three months ended October 3, 2026 and September 27, 2025 was 25.0% and 19.8% of pretax income, respectively. The provision for income taxes for the nine months ended October 3, 2026, and September 27, 2025, was 23.3% and 22.3% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products. The increase in the effective tax rate for the three months ended October 3, 2026 compared to the prior year period was primarily attributable to the absence of a deferred tax benefit recognized in the prior-year quarter from the reversal of the deferred tax liability related to the i3PD goodwill upon its impairment, partially offset by the absence of tax expense recognized in the prior-year quarter on the gain from the Divestiture.

At October 3, 2026, the Company had unrecognized tax benefits of $6.1 including accrued interest. If recognized, $0.6 of unrecognized tax benefits would reduce the effective tax rate in future periods. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest accrued as of October 3, 2026 is not considered material to the Company’s condensed consolidated financial statements.

The Company is subject to taxation in the United States and various state and foreign jurisdictions and is currently under examination by certain tax authorities for various tax years. Management believes adequate reserves have been recorded for potential adjustments arising from these examinations, and the resolution of these matters is not expected to materially affect the Company’s condensed consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. While we expect certain provisions of the OBBBA to change the timing of cash payments in the current fiscal year and future periods, we do not expect the legislation to have a material impact on our condensed consolidated financial statements.

11. STOCK-BASED COMPENSATION AND EQUITY

Equity Incentive Plan

The Company’s 2023 Equity Incentive Plan (“2023 Plan”) provides for the grant of restricted stock, restricted share units, stock options, stock appreciation rights, dividend or dividend equivalent rights, stock awards and other awards valued in whole or in part by reference to or otherwise based on the Company’s common stock, to officers, employees and directors of the Company. During the nine months ended October 3, 2026, at the Company's 2026 Annual Meeting of Shareholders, the Company's shareholders approved an amendment and restatement to the 2023 Plan increasing the shares of common stock available for awards thereunder by 1,000,000 shares. The 2023 Plan was initially approved by the Company’s shareholders at the 2023 Annual Meeting of Shareholders.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to employees in connection with a long-term incentive plan and from time to time for special recognition. Awards with time-based vesting requirements primarily vest ratably over a three-year period. Awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of shares ultimately issued for the performance-based units may vary from 0% to 200% of their target amount based on the achievement of defined performance targets. Compensation expense recognized for RSUs granted to employees totaled $3.5 and $2.4, respectively, for the nine months ended October 3, 2026, and September 27, 2025.

The Helios Technologies, Inc. Non-Employee Director Compensation Policy compensates Non-Employee Directors for their board service with cash awards and equity-based compensation through grants of RSUs, issued pursuant to the 2023 Plan, which vest over a one-year period. Directors were granted 11,490 and 20,111 RSUs during the nine month ended October 03, 2026, and September 27, 2025, respectively. The Company's recognized director compensation expense on RSUs of $0.8 and $0.7 for the nine months ended October 3, 2026, and September 27, 2025, respectively.

The following table summarizes RSU activity for the nine months ended October 3, 2026:

		Weighted Average
	Number of Units	Grant-Date Fair Value
	(in thousands)	per Share
Nonvested balance at January 3, 2026	184	$43.13
Granted	86	67.71
Vested	(42)	46.51
Forfeited	(23)	53.72
Nonvested balance at October 3, 2026	205	$51.59

Included in the nonvested balance at October 3, 2026, are 37,713 nonvested performance-based RSUs. At October 3, 2026 unrecognized compensation cost related to the RSU awards was $6.2 and is expected to be recognized over a weighted average period of 1.7 years.

Stock Options

In 2022, the Company granted stock options with market-based vesting conditions to its officers. As of October 3, 2026, there were 4,000 vested unexercised options and 4,000 exercised options. The exercise price per share is $50.60, which is equal to the market price of Helios stock on the grant date. The options vest upon the later of the achievement of defined stock prices or two years from the grant date. The options have met their required service periods, which ranged from one to two years from the grant date. These options have a 10-year expiration. The grant date fair value of the options totaled $2.3 and was estimated using a Monte Carlo simulation.

The Company has also granted stock options with only time-based vesting conditions to its officers. As of October 3, 2026, there were 31,160 unvested options. These options have an exercise price per share of $40.13 which is equal to the market price of Helios stock on the grant date. The options vested ratably over a three-year period and have a 10-year expiration. The grant date fair value of the options totaled $0.6 and was estimated using a Black Scholes valuation model.

In February 2025, the Company granted stock options with performance vesting conditions to its officers and employees. Performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of options ultimately issued for the performance-based units may vary from 0% to 225% of their target amount based on the achievement of defined performance targets. These options have an exercise price per share of $39.80 which is equal to the market price of Helios stock on the grant date. The options have a 10-year expiration. The grant date fair value of the options totaled $2.5 and was estimated using a Black Scholes valuation model. As of October 3, 2026, there are 114,699 unvested options.

In March 2026, the Company granted stock options with performance-based vesting conditions to its officers and employees. Option awards with performance-based vesting requirements cliff vest after a three-year performance cycle and only after the achievement of certain performance criteria over that cycle. The number of options ultimately issued for the performance-based units may vary from 0% to 225% of their target amount, based on the achievement of defined performance targets. These options have an exercise price per share of $67.61 which is equal to the market price of Helios stock on the grant date. The options have a 10-year expiration. The grant date fair value of the options totaled $3.2 and was estimated using a Black Scholes valuation model. As of October, 2026, there are 98,136 unvested options.

At October 3, 2026, the Company had $3.7 of unrecognized compensation cost related to the options, which is expected to be recognized over a weighted average period of 2.1 years. Compensation expense recognized for stock options granted to employees totaled $1.3 and $0.5, respectively, for the nine months ended October 3, 2026, and September 27, 2025.

The following table summarizes Stock Options activity for the nine months ended October 3, 2026:

	Number of Shares (not rounded)	Weighted Average Exercise Price
Outstanding at January 3, 2026	155,886	$40.53
Granted	98,136	67.61
Exercised	(6,027)	49.87
Outstanding at October 3, 2026	247,995	51.02
Exercisable at October 3, 2026 (A)	4,000	50.60

(A) Options expire October 2032 with a strike price of $50.60.

Share Repurchase Plan

On February 20, 2025, the Board of Directors of the Company (the “Board”) approved and publicly announced a multi-year share repurchase program (the “Share Repurchase Program”), authorizing the Company to repurchase up to $100.0 of our outstanding common stock. The Company may purchase shares at management’s discretion from time to time in the open market, through privately negotiated transactions, through investment banking institutions or through other means in accordance with applicable federal securities laws, including Rule 10b5-1 trading plans. To the extent that the Company repurchases its shares, the amount and timing of any repurchases are subject to a variety of factors including, but not limited to, general business and market conditions, share price, regulatory and legal requirements and capital availability. The program does not obligate the Company to acquire a minimum number of shares. We expect the Share Repurchase Program to be funded with cash on hand and cash generated from operations. As of October 3, 2026 , the Company has repurchased 734,970 shares under the Share Repurchase Program authorization. At October 3, 2026, approximately $56.6 remained available for repurchase under its authorization.

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

Employees purchased 28,806 shares at a weighted average price of $54.09 and 49,710 shares at a weighted average price of $27.89, under the Company's ESPP and UK share purchase plans during the nine months ended October 3, 2026, and September 27, 2025, respectively. The Company recognized $0.5 and $0.6 compensation expense during the nine months ended October 3, 2026, and September 27, 2025, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present changes in accumulated other comprehensive loss by component:

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at January 3, 2026	$1.3	$(38.2)	$(36.9)
Other comprehensive (loss) before reclassifications	—	(14.4)	(14.4)
Tax effect	0.1	(1.1)	(1.0)
Net current period other comprehensive (loss)	0.1	(15.5)	(15.4)
Balance at October 3, 2026	$1.4	$(53.7)	$(52.3)

	Unrealized Gains and (Losses) on Derivative Instruments	Foreign Currency Items	Total
Balance at December 28, 2024	$5.3	$(80.9)	$(75.6)
Other comprehensive income before reclassifications	—	50.7	50.7
Tax effect	—	(12.5)	(12.5)
Net current period other comprehensive income	—	38.2	38.2
Balance at September 27, 2025	$5.3	$(42.7)	$(37.4)

13. SEGMENT REPORTING

The Company has two reportable segments: Hydraulics and Electronics. These reportable segments are based on three operating segments identified by management: Motion Control Technology (“MCT”), Fluid Conveyance Technology (“FCT”), and Electronics. MCT and FCT are aggregated into the Hydraulics reportable segment because they have similar economic characteristics. The Hydraulics segment designs, manufactures and markets hydraulic components, systems and engineered solutions used to control force, speed and motion in a broad range of mobile and industrial applications. The Electronics segment designs, manufactures and markets electronic controls, displays, instrumentation and related engineered solutions for a broad range of recreational, industrial and mobile equipment applications.

The Company's Chief Executive Officer serves as the CODM. The CODM evaluates segment performance and allocates resources primarily based on segment operating income, together with net sales, gross profit and certain operating expenses. These measures are used to assess operating performance and to make decisions regarding capital allocation and operating investments.

The accounting policies of the Company’s reporting segments are the same as those used to prepare the accompanying condensed consolidated unaudited financial statements.

Net sales and operating profit of our reporting segments exclude intersegment sales and the related cost of sales and profit as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment.

The following table sets forth our segment information of sales, gross profit, significant segment expenses, and operating income from operations for the three months ended October 3, 2026 and September 27, 2025:

	Three Months Ended October 3, 2026			Three Months Ended September 27, 2025
	Hydraulics	Electronics	Total	Hydraulics	Electronics	Total
Net sales	$142.9	$86.8	$229.7	$141.3	$79.0	$220.3
Cost of sales	(96.8)	(56.7)		(95.4)	(51.9)
Gross profit	46.1	30.1	76.2	45.9	27.1	73.0
Segment SEA expenses less R&D (a)	(14.5)	(11.6)		(16.1)	(10.9)
R&D expenses (b)	(2.2)	(3.6)		(2.1)	(2.2)
Goodwill impairment	—	—		—	(25.9)
Indirect SEA expenses (c)	(4.7)	(2.5)		(3.5)	(1.8)
Segment operating income	24.7	12.4	37.1	24.2	(13.7)	10.5
Reconciliation of segment operating income
Unallocated corporate SEA expenses (d)			(1.5)			(1.6)
Amortization of intangibles assets (e)			(7.5)			(7.6)
Operating income			28.1			1.3
Interest expense, net			(4.7)			(6.9)
Foreign currency transaction gain (loss), net			0.4			(0.6)
Other non-operating (expense) income, net			(0.3)			19.0
Income before income taxes			$23.5			$12.8
Reconciliation of gross profit
Gross profit			$76.2			$73.0
Segment operating expenses (f)			(39.1)			(36.6)
Unallocated corporate SEA expenses (d)			(1.5)			(1.6)
Goodwill impairment			—			(25.9)
Amortization of intangibles assets (e)			(7.5)			(7.6)
Interest expense, net			(4.7)			(6.9)
Foreign currency transaction gain (loss), net			0.4			(0.6)
Other non-operating (expense) income, net			(0.3)			19.0
Income before income taxes			$23.5			$12.8

(a) Segment selling, engineering and administrative (SEA) expenses less research and development (R&D) primarily include information technology, professional services, facility-related expenses, payroll and benefits expenses directly incurred by the segments which are recorded in "Selling, engineering and administrative expenses" on the Condensed Consolidated Unaudited Statements of Operations.

(b) Research and development (R&D) expenses primarily include engineering-related costs to create new products and to make improvements to products currently in use. They are recorded in "Selling, engineering and administrative expenses" on the Condensed Consolidated Unaudited Statements of Operations.

(c) Indirect selling, engineering and administrative (SEA) expenses represent corporate costs and shared expenses allocated to businesses. They are recorded in "Selling, engineering and administrative expenses" on the Condensed Consolidated Unaudited Statement of Operations.

(d) Unallocated corporate expenses consist of corporate costs that are not allocated to the reportable segments because they are not included in the measure of segment operating income used by the chief operating decision maker to evaluate segment performance and allocate resources. They are recorded in "Selling, engineering and administrative expenses" on the Condensed Consolidated Unaudited Statement of Operations. During the three months ended October 3, 2026, unallocated corporate expenses were $1.5, primarily related to mergers and acquisitions planning activities. During the three months ended September 27, 2025, unallocated corporate expenses were $1.6, primarily related to the Divestiture and officer transition costs.

(e) Amortization of intangible assets includes those intangible assets resulting from the acquisition of new businesses.

(f) Segment operating expenses represent the aggregation of segment SEA expenses less R&D (a), R&D expenses (b), and indirect SEA expenses (c).

Segment SEA expenses, R&D expenses, and indirect SEA expenses, together with unallocated corporate SEA expenses, reconcile to "Selling, engineering and administrative expenses" in the Condensed Consolidated Statements of Operations, which totaled $40.6 and $38.2 for the three months ended October 3, 2026 and September 27, 2025, respectively.

The following table sets forth our segment information of sales, gross profit, significant segment expenses, and operating income from operations for the nine months ended October 3, 2026 and September 27, 2025:

	Nine Months Ended October 3, 2026			Nine Months Ended September 27, 2025
	Hydraulics	Electronics	Total	Hydraulics	Electronics	Total
Net sales	$428.5	$261.5	$690.0	$408.6	$219.6	$628.2
Cost of sales	(287.5)	(171.2)		(278.8)	(149.1)
Gross profit	141.0	90.3	231.3	129.8	70.5	200.3
Segment SEA expenses less R&D (a)	(43.8)	(35.7)		(46.8)	(31.7)
R&D expenses (b)	(7.2)	(9.9)		(6.5)	(7.6)
Goodwill impairment	—	—		—	(25.9)
Indirect SEA expenses (c)	(13.1)	(6.9)		(9.8)	(5.1)
Segment operating income	76.9	37.8	114.7	66.7	0.2	66.9
Reconciliation of segment operating income
Unallocated corporate SEA expenses (d)			(1.6)			(2.5)
Amortization of intangibles assets (e)			(22.6)			(24.1)
Operating income			90.5			40.3
Interest expense, net			(14.5)			(21.3)
Foreign currency transaction gain (loss), net			0.9			(1.2)
Other non-operating (expense) income, net			0.3			19.4
Income before income taxes			$77.2			$37.2
Reconciliation of gross profit
Gross profit			$231.3			$200.3
Segment operating expenses (f)			(116.6)			(107.5)
Unallocated corporate SEA expenses (d)			(1.6)			(2.5)
Goodwill impairment			—			(25.9)
Amortization of intangibles assets (e)			(22.6)			(24.1)
Interest expense, net			(14.5)			(21.3)
Foreign currency transaction gain (loss), net			0.9			(1.2)
Other non-operating (expense) income, net			0.3			19.4
Income before income taxes			$77.2			$37.2

(a) Segment selling, engineering and administrative (SEA) expenses less research and development (R&D) primarily include information technology, professional services, facility-related expenses, payroll and benefits expenses directly incurred by the segments which are recorded in "Selling, engineering and administrative expenses" on the Condensed Consolidated Unaudited Statements of Operations.

(b) Research and development (R&D) expenses primarily include engineering-related costs to create new products and to make improvements to products currently in use. They are recorded in "Selling, engineering and administrative expenses" on the Condensed Consolidated Unaudited Statements of Operations.

(c) Indirect selling, engineering and administrative (SEA) expenses represent corporate costs and shared expenses allocated to businesses. They are recorded in "Selling, engineering and administrative expenses" on the Condensed Consolidated Unaudited Statement of Operations.

(d) Unallocated corporate expenses consist of corporate costs that are not allocated to the reportable segments because they are not included in the measure of segment operating income used by the chief operating decision maker to evaluate segment performance and allocate resources. They are recorded in "Selling, engineering and administrative expenses" on the Condensed Consolidated Unaudited Statement of Operations. During the nine months ended October 3, 2026, unallocated corporate expenses were $1.6, primarily related to mergers and acquisitions planning activities. During the nine months ended September 27, 2025, unallocated corporate expenses were $2.5, primarily related to the Divestiture and officer transition costs.

(e) Amortization of intangible assets includes those intangible assets resulting from the acquisition of new businesses.

(f) Segment operating expenses represent the aggregation of segment SEA expenses less R&D (a), R&D expenses (b), and indirect SEA expenses (c).

Segment SEA expenses, R&D expenses, and indirect SEA expenses, together with unallocated corporate SEA expenses, reconcile to "Selling, engineering and administrative expenses" in the Condensed Consolidated Statements of Operations, which totaled $118.2 and $110.0 for the nine months ended October 3, 2026 and September 27, 2025, respectively.

The following table presents capital expenditures and depreciation and amortization by reportable segment for the three and nine months ended October 3, 2026 and September 27, 2025:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Capital expenditures
Hydraulics	$6.1	$5.3	$22.8	$14.7
Electronics	1.4	1.4	2.7	3.5
Total	$7.5	$6.7	$25.5	$18.2
Depreciation and amortization
Hydraulics	$5.6	$5.7	$16.3	$16.4
Electronics	2.2	2.5	6.6	7.1
Corporate and other	7.6	7.7	22.7	24.3
Total	$15.4	$15.9	$45.6	$47.8

The following table presents total assets by reportable segment as of October 3, 2026 and January 3, 2026:

	October 3, 2026	January 3, 2026
Total assets
Hydraulics	$958.2	$965.8
Electronics	547.0	538.2
Corporate and other	9.0	10.5
Total	$1,514.2	$1,514.5

Geographic Region Information

Net sales are measured based on the geographic destination of sales. For the nine months ended October 3, 2026, sales to customers in the United States represented approximately 42% of consolidated net sales during the nine months ended October 3, 2026. Other countries with net sales concentration included China, with 14%. No other individual country represented more than 10% of consolidated net sales. Tangible long-lived assets are shown based on the physical location of the assets and primarily include net property, plant and equipment and exclude right of use assets. The following table presents financial information by region:

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net sales
Americas	$125.9	$114.2	$374.9	$328.8
EMEA	54.1	51.0	172.8	149.5
APAC	49.7	55.1	142.3	149.9
Total	$229.7	$220.3	$690.0	$628.2

	October 3, 2026	January 3, 2026
Tangible long-lived assets
Americas	$127.5	$133.1
EMEA	49.3	42.4
APAC	14.4	13.5
Total	$191.2	$189.0

14. RELATED PARTY TRANSACTIONS

The Company has in the past purchased from, and sold inventory to, entities partially owned or managed by directors of Helios ("related party entities"). There were no sales to related parties in the nine months ended October 3, 2026, and September 27, 2025, respectively. At October 3, 2026, and January 3, 2026, there were no amounts due from the related party entities.

15. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is not a party to any legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations, financial position or cash flows of the Company.

16. SUBSEQUENT EVENTS

The company evaluated subsequent events through the date the condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would require adjustment.

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

We report our results through two reportable segments: Hydraulics and Electronics. The Hydraulics segment designs and manufactures hydraulic motion control and fluid conveyance products, including cartridge valves, manifolds, and quick release couplings, and engineers hydraulic solutions and in some cases complete systems. The Electronics segment designs and manufactures customized electronic control systems, displays, wire harnesses, and software solutions.

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

We initiated some optimization activities at the beginning of 2026 that will result in the movement of production activities between locations in order to drive operational efficiencies and reduce costs. We have consolidated the North American operations of the hydraulics Faster entity in Toledo, Ohio, and have closed the Faster operation in Quebec, Canada, that was obtained as part of the acquisition of the assets of Taimi R&D, Inc. in July 2022. The activities began in the first quarter of 2026 and were substantially completed at the end of the second quarter of 2026. We are also moving production within our Electronics segment to our low cost manufacturing Centers of Excellence in Tijuana, Mexico and Dongguan, China. These activities were paused in 2025 as a result of the uncertain and changing tariff landscape and have been re-initiated and are expected to continue to take place throughout 2027. In addition, the Company has initiated integration activities related to the acquisition of Radio Sound. Costs associated with the integration are recorded in Restructuring charges and integration is expected to be completed in early 2027.

Restructuring costs totaled $2.7 and $1.4, for the nine months ended October 3, 2026, and September 27, 2025, respectively.

Global Economic and Geopolitical Conditions

We expect the volatility in the macroeconomic environment to continue, characterized by economic uncertainty and market disruption driven by inflationary pressures, volatile oil prices, political uncertainty, potential changes to current global trade policies and modifications of existing trade agreements, the potential negotiation of new trade agreements, the imposition of new (and retaliatory) tariffs, and the ongoing geopolitical conflicts in Ukraine and the Middle East. We are continuously monitoring these economic and geopolitical conditions and remain focused on liquidity management, pricing discipline, cost savings initiatives, and production efficiency as ways to mitigate the risks associated with the uncertainty.

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

In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the IEEPA were not authorized. During the three and nine months ended October 3, 2026, the Company received approximately $0.6 and $6.1, respectively, of refunds related to tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Consistent with its accounting policy under ASC 450-30, Gain Contingencies, the Company did not recognize any benefit associated with the IEEPA tariff recoveries until realization was assured through receipt of the cash refunds. These refunds, together with approximately $0.2 of tariff refunds received from a supplier during the third quarter, reduced cost of sales by approximately $0.8 and $6.1 for the three and nine months ended October 3, 2026, respectively. The IEEPA refunds also increased other income by approximately $0.2 for related interest during the nine months ended October 3, 2026. The Company also recorded estimated reductions of revenue of $0.6 and $4.7 for the three and nine months ended October 3, 2026, respectively, for amounts expected to be returned to certain customers in accordance with ASC 606. As a result, the net benefit recognized in gross profit was approximately $0.2 and $1.4 for the three and nine months ended October 3, 2026, respectively.

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

We export products from our U.S. locations to more than 40 countries. Our total U.S. exports were approximately $40.6 or 17.7% of total sales in the three months ended October 3, 2026. For the nine months ended October 3, 2026, our total U.S. exports were approximately $121.6 or 17.6% of total sales.

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

Hydraulics

According to the National Fluid Power Association (the fluid power industry’s trade association in the U.S.), the U.S. index of shipments of hydraulic products increased 5% during the first nine months of 2026 compared to the first nine months of the prior year while the U.S. index of orders of hydraulic products increased 16% during the same period. In Europe, the CEMA (European Agricultural Machinery Association) Business Barometer reported in September 2026 that the general business climate index for the European agricultural machinery industry has dropped back into recession territory after a brief improvement in August. The setback was mainly driven by a downward revision of expectations for the next six months, bringing future expectations closer to the still-negative assessment.

Electronics

The Federal Reserve’s Industrial Production Index, which measures the real output of all relevant establishments located in the U.S., reports third quarter 2026 output of semiconductors and other electronics components increased 12% from the prior quarter. The Institute of Printed Circuits Association (“IPC”) reported that total North American printed circuit board (“PCB”) shipments were down 6.4% in September compared with the same month last year. PCB bookings in 2026 were up 229.4% in September compared to the prior year and September year to date bookings increased 56.1% for the same period last year. The book to bill ratio, calculated as the value of orders booked over the past three months divided by the value of sales in the same period, was above 1.8 for September 2026, indicating the strong demand environment that started the year continues. The IPC also reported that North American electronics manufacturing services (“EMS”) shipments decreased 10.8% in September compared to the prior year while being up 1.0% and down 0.3% year over year in August and July, respectively. EMS bookings increased 41.7% in September year over year after increasing 53.5% and 44.3% in August and July, respectively, highlighting the sector's strong demand in the quarter.

2026 Third Quarter Results and Comparison of the Three Months Ended October 3, 2026, and September 27, 2025

(In millions, except per share data)

The following is a discussion of our third quarter of 2026 results of operations and liquidity and capital resources. Comparisons are with the corresponding reporting period of 2025, unless otherwise noted.

The following table presents our condensed consolidated results of operations:

	Three Months Ended
	October 3, 2026	September 27, 2025	$ Change	% Change
Net sales	$229.7	$220.3	$9.4	4.3%
Gross profit	$76.2	$73.0	$3.2	4.4%
Gross profit %	33.2%	33.1%
Operating income	$28.1	$1.3	$26.8	NM
Operating income %	12.2%	0.6%
Net income	$17.6	$10.3	$7.3	70.9%
Diluted net income per share	$0.53	$0.31	$0.22	71.0%

	Nine Months Ended
	October 3, 2026	September 27, 2025	$ Change	% Change
Net sales	$690.0	$628.2	$61.8	9.8%
Gross profit	$231.3	$200.3	$31.0	15.5%
Gross profit %	33.5%	31.9%
Operating income	$90.5	$40.3	$50.2	124.6%
Operating income %	13.1%	6.4%
Net income	$59.2	$28.9	$30.3	104.8%
Diluted net income per share	$1.79	$0.87	$0.92	105.7%

General note: NM indicates that the percentage change is not meaningful.

Third quarter consolidated net sales increased $9.4, or 4.3%, compared to the prior-year period. Foreign currency translation had a favorable impact of approximately $1.0, or 0.5%, on third quarter net sales. In addition, third quarter 2026 net sales included a $0.6 reduction resulting from expected customer credits associated with IEEPA tariff refunds. Third quarter sales were positively impacted by demand across several of our end markets, including mobile, health and wellness, agriculture and recreational. Demand in the industrial end market increased modestly compared to the prior year period, while marine sales within the recreational end market increased year-over-year for the first time in seven quarters. Sales in the Americas and EMEA regions were up during the third quarter compared to the prior year, while sales in the APAC region decreased due to the Divestiture. Excluding the Divestiture related sales of $17.5 in the third quarter of 2025, sales in the APAC region increased 32.2%.

Year-to-date consolidated net sales increased $61.8, or 9.8% compared to the prior-year period which included $46.7 of sales related to the Divestiture. Foreign currency translation had a favorable impact of approximately $9.5, or 1.5%, on year-to-date net sales. Year-to-date 2026 net sales also included a $4.7 reduction resulting from expected customer credits associated with IEEPA tariff refunds.

Third quarter gross profit increased $3.2, 4.4%, above the prior year third quarter primarily from the impact of higher volume. Gross margin increased 10 basis points compared with prior year third quarter to 33.2%. Improved fixed cost leverage on higher volume and the benefit of the Divestiture were offset primarily by higher component cost, direct labor, freight and utility costs as a percentage of net sales. The increase in direct labor costs was attributed primarily to increased overtime and benefit related expenses compared to the prior year period. Gross profit for the three months ended October 3, 2026 included a $0.2 benefit related to IEEPA tariff refunds.

Year-to-date gross profit increased $31.0, 15.5%, while gross margin increased by 160 basis points to 33.5% primarily due to the impact of higher volume. Gross profit for nine months ended October 3, 2026 included a $1.4 benefit related to IEEPA tariff refunds.

Third quarter operating income as a percentage of net sales increased 1,160 basis points to 12.2%. The increase is primarily due to the $25.9 non-cash goodwill impairment charge related to i3PD recorded in the prior year period. Operating expenses, excluding amortization of intangible assets and goodwill impairment, were $2.4 higher than the prior year period, mainly due to research and development expenses, higher incentive compensation costs, and higher employee benefit costs.

Year-to-date operating income as a percentage of net sales increased 670 basis points to 13.1%. The increase was primarily due to the goodwill impairment charge recorded in the prior-year period, higher gross margin in the current year, and lower operating expenses, excluding amortization of intangible assets and goodwill impairment as a percentage of net sales. Operating expenses, excluding amortization of intangible assets and goodwill impairment, were $8.2 higher than in the prior-year period, primarily due to higher research and development expenses, employee benefit costs, marketing expenses, and bad debt expense.

Net interest expense decreased by $2.2 to $4.7 in the third quarter of 2026 primarily due to lower debt outstanding compared to the prior year period and a lower spread on our credit facility borrowings because of reduced leverage. Average total debt decreased to $330.3 during the third quarter of 2026 compared with $428.6 during the third quarter of 2025. Year to date interest expense totaled $14.5, a decrease of $6.8. Average total debt for the year-to-date period decreased to $348.1 compared with $435.3 during the prior-year period. The reduction in average total debt is due to the paying down of debt incurred from prior acquisitions.

The provision for income taxes for the three months ended October 3, 2026 and September 27, 2025 was 25.0% and 19.8% of pretax income, respectively. The provision for income taxes for the nine months ended October 3, 2026 and September 27, 2025 was 23.3% and 22.3% of pretax income, respectively. These effective rates fluctuate relative to the levels of income and different tax rates in effect among the countries in which the Company sells products. The increase in the effective tax rate for the three months ended October 3, 2026 was primarily attributable to a deferred tax benefit from the reversal of the deferred tax liability related to the i3PD goodwill upon its impairment, partially offset by tax expense associated with a prior-year gain from the Divestiture.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While we expect certain provisions of the OBBBA to change the timing of cash payments in the current fiscal year and future periods, we do not currently expect the legislation to have a material impact on our condensed consolidated financial statements.

SEGMENT RESULTS

Hydraulics

The following table presents the results of operations for the Hydraulics segment:

	Three Months Ended
	October 3, 2026	September 27, 2025	$ Change	% Change
Net sales	$142.9	$141.3	$1.6	1.1%
Gross profit	$46.1	$45.9	$0.2	0.4%
Gross profit %	32.3%	32.5%
Operating income	$24.7	$24.2	$0.5	2.1%
Operating income %	17.3%	17.2%

	Nine Months Ended
	October 3, 2026	September 27, 2025	$ Change	% Change
Net sales	$428.5	$408.6	$19.9	4.9%
Gross profit	$141.0	$129.8	$11.2	8.6%
Gross profit %	32.9%	31.8%
Operating income	$76.9	$66.7	$10.2	15.3%
Operating income %	17.9%	16.3%

Third quarter net sales for the Hydraulics segment increased by $1.6, 1.1%, compared with the prior year third quarter. Prior-year sales included $17.5 related to the Divestiture. Excluding the impact of the divested business, Hydraulics segment net sales increased by $19.1, or 15.4%, compared with the prior-year third quarter, primarily driven by improved demand in the mobile and agriculture end markets. Changes in foreign currency exchange rates had a favorable impact of $0.6, 0.3%.

Year-to-date net sales for the Hydraulics segment increased by $19.9, or 4.9%, compared with the prior-year period. Prior-year sales included $46.7 related to the Divestiture. Excluding the impact of the divested business, Hydraulics segment net sales increased by $66.6, or 18.4%, compared with the prior-year period, primarily driven by improved demand in the mobile and agriculture end markets. Changes in foreign currency exchange rates had a favorable impact of $8.3, or 2.0%.

Net sales in the Hydraulics segment for the three and nine months ended October 3, 2026 included a $2.9 reduction resulting from expected customer credits associated with IEEPA tariff refunds.

The following table presents net sales based on the geographic region of the sale for the Hydraulics segment:

	Three Months Ended
	October 3, 2026	September 27, 2025	$ Change	% Change
Americas	$59.7	$53.7	$6.0	11.2%
EMEA	45.0	41.2	3.8	9.2%
APAC	38.2	46.4	(8.2)	(17.7)%
Total	$142.9	$141.3

	Nine Months Ended
	October 3, 2026	September 27, 2025	$ Change	% Change
Americas	$173.7	$157.9	$15.8	10.0%
EMEA	146.0	125.1	20.9	16.7%
APAC	108.8	125.6	(16.8)	(13.4)%
Total	$428.5	$408.6

Regional sales performance in the third quarter compared to the prior year quarter was driven by:

Americas - sales increased $6.0, 11.2%, primarily from stronger demand in the mobile end market.

EMEA - sales increased $3.8, 9.2%. Excluding unfavorable changes in foreign currency rates of $0.7, sales increased $4.5, 10.9%, driven by generally stronger demand in the mobile and agriculture end markets.

APAC - sales decreased $8.2, 17.7%. Excluding favorable changes in foreign currency rates of $1.3 and Divestiture related sales of $17.5, APAC sales increased $8.0, 27.7%, driven by generally stronger demand in the mobile end market.

Third quarter gross profit increased $0.2, 0.4%, compared to the prior year third quarter, primarily due to higher volume, partially offset by higher freight, employee benefit costs, and utilities costs. Gross margin decreased 20 basis points to 32.3%, primarily due to higher direct labor, freight and overhead costs as a percentage of net sales.

Year-to-date gross profit increased $11.2, 8.6%, primarily due to higher volume and net tariff impacts. Gross margin increased 110 basis points primarily due to the Divestiture and lower material costs as a percentage of net sales partially offset by higher direct labor and variable overhead costs as a percentage of net sales.

Gross profit in the Hydraulics segment for the three and nine months ended October 3, 2026 included a $0.8 benefit related to IEEPA tariff refunds.

Third quarter operating income as a percentage of net sales increased 10 basis points to 17.3%, primarily due to fixed cost leverage on higher volume and lower operating expenses, partially offset by lower gross margin. Operating expenses were $0.3 lower than in the prior-year period, primarily due to lower costs as result of the Divestiture, partially offset by employee benefit costs.

Year-to-date operating income as a percentage of net sales increased 160 basis points to 17.9%, primarily due to higher gross margin and fixed cost leverage on higher volume, partially offset by higher operating expenses. Operating expenses were $1.0 higher than in the prior-year period, primarily due to higher research and development expenses and employee benefit costs.

Electronics

The following table presents the results of operations for the Electronics segment:

	Three Months Ended
	October 3, 2026	September 27, 2025	$ Change	% Change
Net sales	$86.8	$79.0	$7.8	9.9%
Gross profit	$30.1	$27.1	$3.0	11.1%
Gross profit %	34.7%	34.3%
Operating income	$12.4	$(13.7)	$26.1	190.5%
Operating income %	14.3%	-17.5%

	Nine Months Ended
	October 3, 2026	September 27, 2025	$ Change	% Change
Net sales	$261.5	$219.6	$41.9	19.1%
Gross profit	$90.3	$70.5	$19.8	28.1%
Gross profit %	34.5%	32.1%
Operating income	$37.8	$0.2	$37.6	NM
Operating income %	14.5%	0.1%

General note: NM indicates that the percentage change is not meaningful.

Third quarter net sales for the Electronics segment increased $7.8, 9.9%, compared with the prior year period. Compared to the prior year period, the third quarter sales increase was driven by the health and wellness, recreational, mobile and industrial end markets. Sales in the agriculture end market increased slightly. Third quarter sales included $0.4 from Radio Sound, Inc. Changes in foreign currency exchange rates had a favorable impact of $0.4. Net sales in the Electronics segment for the three months ended October 3, 2026 included a $0.6 reduction resulting from expected customer credits associated with IEEPA tariff refunds.

Year-to-date net sales for the Electronics segment increased $41.9, 19.1%, compared with the prior year period. Overall strength in the recreational, health and wellness, mobile, and industrial end markets more than offset a slight decrease in sales in the agriculture end market. Year-to-date sales included $0.4 from Radio Sound, Inc. Changes in foreign currency exchange rates had a favorable impact of $1.2. Net sales in the Electronics segment for the nine months ended October 3, 2026 included a $1.8 reduction resulting from expected customer credits associated with IEEPA tariff refunds.

The following table presents net sales based on the geographic region of the sale for the Electronics segment:

	Three Months Ended
	October 3, 2026	September 27, 2025	$ Change	% Change
Americas	$66.2	$60.5	$5.7	9.4%
EMEA	9.1	9.8	(0.7)	(7.1)%
APAC	11.5	8.7	2.8	32.2%
Total	$86.8	$79.0

	Nine Months Ended
	October 3, 2026	September 27, 2025	$ Change	% Change
Americas	$201.2	$170.9	$30.3	17.7%
EMEA	26.8	24.4	2.4	9.8%
APAC	33.5	24.3	9.2	37.9%
Total	$261.5	$219.6

Net sales increased across both the Americas and APAC regions in the third quarter and year-to-date period. APAC sales increased over the comparable third quarter and year-to-date periods driven primarily by the health and wellness end market. In the Americas, the recreational end market was the primary driver for the growth. Net sales in EMEA were down in the third quarter but up in the year-to-date period.

Third quarter gross profit increased $3.0, 11.1% compared to the prior year third quarter, primarily due to higher volume. Gross margin improved 40 basis points, primarily due to fixed cost leverage on higher volume, partially offset by higher electronic component costs and freight expense. Gross profit in the Electronics segment for the three months ended October 3, 2026 included a $0.2 benefit related to IEEPA tariff refunds.

Year-to-date gross profit increased $19.8, 28.1%, primarily due to higher volume in the current year and net tariff impacts. Gross margin increased 240 basis points over the same period to 34.5%, primarily due to better absorption of fixed costs on higher sales volumes and lower direct labor costs as a percentage of net sales, partially offset by higher electronic component costs. Gross profit in the Electronics segment for the nine months ended October, 2026 included a $0.6 benefit related to IEEPA tariff refunds.

Operating income in the third quarter of 2025 included a $25.9 goodwill impairment charge related to i3PD, which is included in the Electronics segment. Excluding the impairment, prior year Electronics operating income was $12.2 and operating margin was 15.5%. Compared to the prior year period, excluding the impairment, operating income increased $0.2, as higher gross profit was largely offset by higher operating expenses, and operating income as a percentage of net sales decreased 120 basis points to 14.3%. Excluding the impairment, operating expenses were $2.8 higher than the prior year period, primarily due to higher research and development expenses, employee benefit costs, incentive compensation costs, and bad debt expense.

Operating income for the first nine months of 2025 included the $25.9 goodwill impairment charge related to i3PD. Excluding the impairment, prior year-to-date Electronics operating income was $26.1 and operating margin was 11.9%. Compared to the prior year period, excluding the impairment, year-to-date operating income increased $11.7, as higher gross profit was partially offset by higher operating expenses. Operating income as a percentage of net sales increased 260 basis points to 14.5%. Excluding the impairment, operating expenses were $8.1 higher than the prior year period, primarily due to higher research and development expenses, employee benefit costs, incentive compensation costs, and bad debt expense.

Corporate and Other

Certain costs are excluded from business segment results as they are not used in evaluating the results of, or in allocating resources to, our operating segments. For the third quarter of 2026, these costs totaled $9.0 and included amortization of acquisition-related intangible assets of $7.5 and $1.5 for costs primarily related to merger and acquisition planning activities. Compared to the third quarter of 2025, these costs decreased by $0.2, primarily due to the absence of Divestiture related cost and a reduction of amortization related to acquired intangible assets. Year-to-date, corporate and other costs totaled $24.2 for amortization of acquisition related intangible assets of $22.6 and $1.6 primarily related to merger and acquisition planning activities. This compared to $26.6 in the 2025 year-to-date period that included amortization of acquisition related intangible assets of $24.1, $1.8 for Divestiture activities and $0.7 for officer transition costs.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary source of capital has been cash generated from operations. We also use borrowings on our credit facility to fund acquisitions. During the first nine months of 2026, cash provided by operating activities totaled $105.7. At the end of the third quarter, we had $72.6 of available cash and cash equivalents on hand and $398.0 of available credit on our revolving credit facilities. We also have a $400.0 accordion feature available under our Third Amended and Restated Credit Agreement, subject to certain pro forma compliance requirements, that is intended to support potential future acquisitions.

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

Cash Flows

The following table summarizes our cash flows for the periods:

	Nine Months Ended
	October 3, 2026	September 27, 2025	$ Change
Net cash provided by operating activities	$105.7	$81.3	$24.4
Net cash used in investing activities	(29.0)	(21.6)	(7.4)
Net cash used in financing activities	(76.5)	(51.1)	(25.4)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	2.2	(2.8)
Net (decrease) increase in cash and cash equivalents	$(0.4)	$10.8	$(11.2)

Cash on hand decreased $0.4 from January 3, 2026 to $72.6 as of October 3, 2026. Effect of exchange rate changes during the nine months ended October 3, 2026, negatively impacted cash and cash equivalents by $0.6. Cash balances on hand are a result of our cash management strategy, which focuses on maintaining sufficient cash to fund operations while reinvesting in the business, returning capital to shareholders, funding acquisitions and paying down borrowings on our credit facilities.

Operating activities

Year-to-date cash from operations increased by $24.4 to $105.7. Changes in net operating assets and liabilities reduced cash flow by $6.9 in the three quarters, compared to $8.5 in the prior year period, as a higher increase in inventory and other current assets was offset by a smaller increase in accounts receivable and higher increases in accrued expenses and other liabilities and income taxes payable. Changes in inventory decreased cash by $20.9 in comparison to an increase of cash by $1.0 in the first three quarters of 2026 and 2025, respectively. Days of inventory on hand slightly increased to 119 days as of October 3, 2026, compared with 118 days as of September 27, 2025. Changes in accounts receivable reduced cash by $24.1 and $35.4 in the first three quarters of 2026 and 2025, respectively. Days sales outstanding decreased to 54 days as of October 3, 2026, compared with 55 days as of September 27, 2025. Changes in accounts payable increased cash by $20.9 and $20.3 in the first three quarters of 2026 and 2025, respectively. Days payables outstanding increased to 57 days as of October 3, 2026, compared with 46 days as of September 27, 2025. Days of inventory on hand is calculated as average inventory for the current and prior quarter-end divided by average daily cost of sales for the trailing three months. Days sales outstanding is calculated as period-end accounts receivable divided by average daily net sales for the trailing three months. Days payables outstanding is calculated as period-end accounts payable divided by average daily cost of sales for the trailing three months.

Investing activities

Cash used in investing activities totaled $29.0 in the first three quarters of 2026, compared to $21.6 in the first three quarters of the prior year. The year-over-year increase primarily reflects higher capital expenditures to support organic growth opportunities and the acquisition of Radio Sound, Inc. during the third quarter of 2026 for $1.7. Capital expenditures totaled $25.5, 3.7%, of sales for the first three quarters of 2026, an increase of $7.3 over the prior year comparable period.

Financing activities

Cash used in financing activities totaled $76.5 during the first three quarters of 2026, compared to $51.1 in the same period of the prior year. In the first three quarters of 2026, repayments, net of borrowings, totaled $35.6 compared to $32.2 in the first three quarters of 2025.

Borrowings on our term loans and revolving credit facilities as of October 3, 2026, totaled $226.2 and $101.3, respectively. See Note 9 - Credit Facilities, for additional information regarding our credit facilities.

Scheduled principal payments under the Term Loan Facility were payable in quarterly installments beginning on September 28, 2024, and continuing on the last day of each following fiscal quarter, beginning at $3.75 before increasing to $5.6 in June 2026 and $7.5 in June 2028. The Company voluntarily prepaid all principal amounts scheduled to be due in 2026, 2027, and a portion of the principal amounts scheduled to be due in 2028. As a result, the remaining scheduled principal payments due in 2028 are $20.6. All remaining principal is due on the maturity date of June 25, 2029.

During the third quarter of 2026, we declared a quarterly cash dividend of $0.12 per share payable on October 26, 2026, to shareholders of record as of October 13, 2026. The declaration and payment of future dividends is subject to the sole discretion of the Board, and any determination as to the payment of future dividends will depend upon our profitability, financial condition, capital needs, future prospects and other factors deemed pertinent by the Board.

Share Repurchase Program

As of October 3, 2026, the Company has repurchased 734,970 shares under the Share Repurchase Program authorization. At October 3, 2026, approximately $56.6 remained available for repurchase under its authorization.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources. In particular, we do not have any material interest in variable interest entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies and Estimates

We currently apply judgment and estimates that may have a material effect on the eventual outcome of assets, liabilities, revenues and expenses for impairment of long-lived assets, inventory, goodwill, accruals, income taxes and fair value measurements. Our critical accounting policies and estimates are included in our Form 10-K, and any material changes made during the first nine months of 2026, are disclosed in Note 2 of the Notes to the condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our term loans and revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of October 3, 2026, we had $101.3 in borrowings outstanding under the revolving credit facility and $226.9 in borrowings outstanding under the term loans. Based on our level of variable rate debt outstanding during the quarter ended October 3, 2026, a one percentage point increase or decrease in the average interest rate would have an impact on our annual financing costs over the next twelve months of approximately $3.3.

See “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K. Except as described above, there were no material changes during the nine months ended October 3, 2026.

Item 4. CONTROLS AND PROCEDURES.

The Company’s management, with the participation of the President and Chief Executive Officer, and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information we are required to disclose is recorded, processed, summarized and reported within the necessary time periods. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our President, Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides details of the Company's share repurchases of its common stock during the third quarter of 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate Dollar Value of Maximum Number of Shares That May Yet be Repurchased Under the Plans or Programs (in millions)(4)
July 5, 2026 - August 1, 2026	55,592	$79.30	55,592	$71.5
August 2, 2026 - August 29, 2026	120,000	$77.75	120,000	$62.1
August 30, 2026 - October 3, 2026	80,000	$69.57	80,000	$56.6
Total	255,592		255,592

(1) 734,970 total shares repurchased as of October 3, 2026. No shares were purchased during the quarter that were not part of a publicly announced program.
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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

Item 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the quarter ended October 3, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, as that term is defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS.

Exhibits:

Exhibit Number	Exhibit Description

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. § 1350.

32.2	CFO Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2026, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2026	HELIOS TECHNOLOGIES, INC.

	By:	/s/ Sean Bagan
Sean Bagan
President and Chief Executive Officer (Principal Executive Officer )

Date: November 6, 2026
	By:	/s/ Jeremy Evans
Jeremy Evans
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)